Form 10KSB40
period 1998-06-30
CONSUMERS BANCORP INC /OH/
filed 1998-09-29
CIK 1006830

U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                             FORM 10-KSB


(Mark one)
X   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 1998

___ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  _______ to ________


                        CONSUMERS BANCORP, INC.
             (Name of small business issuer in its charter)

OHIO                                 34-1771400
(State or other jurisdiction   (I.R.S. Employer Identification No.)
of incorporation or
organization)

 614 East Lincoln Way, P.O. Box 256, Minerva, Ohio   44657
(Address of principal executive offices)             (Zip code)

                         (330) 868-7701
                    (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class   Name of each exchange on which registered

None                  None

Securities registered under Section 12(g) of the Exchange Act:

Common Shares, $10.00 stated value
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.    Yes  No X

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

Issuer's revenue for the year ended June 30, 1998 was: $11,006,607

At August 31, 1998, there were issued and outstanding 715,750 of the Issuer's Common Shares.

The aggregate market value of the Issuer's voting stock held by nonaffiliates of the Issuer as of August 31, 1998 was $28,391,417.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Issuer's Proxy Statement dated September 16, 1998, are incorporated by reference into Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act; Item 10. Executive Compensation; Item
11. Security Ownership of Certain Beneficial Owners and Management; and Item 12. Certain Relationships and Related Transactions, of
Part III.


Transitional Small Business Disclosure Form (check one):
Yes           No X

                            PART I


             ITEM 1 - DESCRIPTION OF BUSINESS

Business

Consumers Bancorp, Inc. (the "Corporation"), a bank holding company incorporated under the laws of the State of Ohio, owns all of the issued and outstanding capital stock of Consumers National Bank (the "Bank"), a bank chartered under the laws of the United States. On February 28, 1995, the Corporation acquired all of the common stock issued by the Bank through a triangular merger. The Corporation's activities have been limited primarily to holding the common shares of the Bank.

Serving the Minerva, Ohio area since 1965, the Bank's main office is located at 614 E. Lincoln Way, Minerva, Ohio. The Bank's business involves attracting deposits from business and individual customer and using such deposits to originate commercial, mortgage and consumer loans in its market area, consisting primarily of Stark, Columbiana, Carroll and contiguous counties in Ohio. The Bank also invests in securities consisting primarily of U.S. government and government agency obligations, municipal obligations, mortgage-backed securities and other securities.


Supervision and Regulation

Regulation of the Corporation: The Corporation is a registered bank holding company organized under the laws of the State of Ohio. As such, the Corporation is subject to the laws of the State of Ohio and is under the jurisdiction of the Securities Act of 1933, as amended, and various Securities and Exchange Commission rules and regulations relating to the offering and sale of its securities.
The Corporation is also subject to regulation under the Bank Holding Company Act of 1956 as amended. The Federal Reserve Board regulates bank holding companies and may examine or inspect the books and records of the Corporation and the Bank.

The Corporation is not aware of any current recommendations by regulatory authorities that, if they were to be implemented, would have a material effect on the Corporation.

Regulation of the Bank: As a bank holding company, the Corporation is subject to regulation, supervision and examination by the Federal Reserve Bank (the "FRB"). As a nationally chartered commercial bank, the Bank is subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (the "OCC"). These regulatory agencies have the authority to examine the books and records of the Bank, and the Bank is subject to their rules and regulations. Deposits in the Bank are insured up to applicable limits by the FDIC. The Bank is also a member of the Federal Home Loan Bank of Cincinnati (the "FHLB").

The Corporation is not aware of any current recommendations by regulatory authorities that, if they were to be implemented, would have a material effect on the Corporation. In addition, the Corporation is not aware of any exposure to material costs associated with environmental hazardous waste cleanup. Bank loan procedures require EPA studies be obtained by Bank management prior to approving any commercial real estate loan with such potential risk.


Employees

As of June 30, 1998, the Bank employed 64 full-time and 21 part-time employees.

Statistical Disclosure

The following section contains certain financial disclosures related to the Registrant as required under the Securities and Exchange Commission's Industry Guide 3, "Statistical Disclosures by Bank Holding Companies", or a specific reference as to the location of the required disclosures in the Registrant's 1998 Annual Report to Shareholders, portions of which are incorporated in this 10-KSB by reference.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

The following tables further illustrate the impact on net interest income from changes in average balances and yields of the Corporation's assets and liabilities.

Average Balance Sheets and Analysis of Net Interest Income for the Years Ended June 30, (in thousands except percentages)

                               1998                                 1997                   1996
                         Average               Yield/ Average               Yield/ Average               Yield/
Assets                   balance   Interest    rate   balance  Interest     rate   balance  Interest     rate
                                            (Dollars in thousands)

Interest-earning assets:
Taxable securities       $ 14,535   $   950    6.60%    $ 18,780    $1,059   5.59%    $ 14,131  $  810    5.73%
Nontaxable securities       2,316       105    6.84        2,261        84   5.66        1,002      52    7.83
Loans receivable           97,542     9,049    9.28       86,244     8,225   9.54       78,393   7,819    9.97
Federal funds sold          5,710       239    4.18        3,376       202   5.98        3,774     224    5.93
                         -------     ------              -------    ------             -------   -----
Total Interest-Earning
  Assets                  120,103    10,343    8.67      110,661     9,570   8.67       97,300   8,905    9.18

Noninterest-Earning
 Assets                     9,224                          7,650                         6,868
                         --------                        -------                        ------
Total Assets             $129,327                       $118,311                      $104,168
                        =========                       ========                       =======
Interest Bearing
 Liabilities
      NOW                $  9,773       223    2.29     $ 10,230       215   2.10     $  6,446     216    3.36
      Savings              40,854     1,321    3.23       41,626     1,452   3.49       44,150   1,726    3.91
      Time Deposits        46,267     2,489    5.38       40,769     2,080   5.10       29,905   1,574    5.26
      FHLB advances         3,836       201    5.23        1,600       109   6.83        1,416      91    6.41
                        ---------     -----              -------     -----              ------   -----
Total interest bearing
  liabilities             100,730     4,234    4.20       94,225     3,856   4.09       81,917   3,607    4.40
                                      -----                          -----                       -----
Noninterest bearing
 liabilities               18,426                         15,135                        15,005
                        ---------                        -------                        ------
Total liabilities         119,156                        109,360                        96,922
Shareholders equity        10,171                          8,951                         7,246
                        ---------                        -------                         -----


Total liabilities and
  Shareholders equity    $129,327                       $118,311                      $104,168
                          =======                        =======                       =======
Net interest income,
interest Rate spread                $ 6,109    4.47%                $5,714   4.58%              $5,298    4.78%
                                     ======                          =====                      ======
Net interest margin
(net interest
 As a percent of
 average interest-
  Earning assets                               5.09%                         5.16%                        5.47%

Average interest-
 earning assets to
  Interest-bearing
   liabilities                               119.09%                       117.63%                      118.78%


Nonaccruing loans are included in the daily average loan amounts outstanding. Yields on nontaxable securities have been computed on a fully tax equivalent basis utilizing a 34% tax rate. The historical amortized cost average balance of $14,393,156 for 1998 and $18,955,538 for 1997 was used to calculate yields for taxable securities. The average balance for securities represents the carrying value of securities. The net yield on interest-earning assets was computed by dividing net interest income by total interest-earning assets without the market value adjustment related to available-for-sale securities.


The following table presents the changes in the Corporation's interest income and interest expense resulting from changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities. Changes attributable to both rate and volume which cannot be segregated have been allocated in proportion to the changes due to rate and volume.

INTEREST RATES AND INTEREST DIFFERENTIAL
                            1998 Compared to 1997           1997 Compared to 1996
                             Increase/(Decrease)             Increase/(Decrease)
                                              (In thousands)

                                  Change      Change                 Change    Change
                       Total      due to      due to      Total      due to    due to
                       Change     Volume      Rate        Change     Volume    Rate
Securities
 Taxable           $(108,644)   $ (281,324)  $ 172,680  $ 249,466 $  270,023   $ (20,557)
 Nontaxable(1)        20,075         3,167      16,908     32,637     76,160     (43,523)
 Loans (2)           824,752     1,053,189    (228,437)   405,068    854,526    (449,458)
Federal funds sold    36,667       110,319     (73,652)   (21,807)   (23,752)      1,945
                    --------     ---------     -------    -------   --------    ----------
Total interest
  income             772,850       885,351    (112,501)   665,364  1,176,957    (511,593)
                    --------     ---------    --------    -------  ---------    ----------
Deposits
NOW accounts           9,016        (9,868)     18,884     (2,250)    98,003    (100,253)
Savings deposits    (131,168)      (26,540)   (104,628)  (273,716)   (94,973)   (178,743)
Time deposits        408,980       291,363     117,617    506,126    555,603     (49,477)
FHLB Advances         91,401       122,072     (30,671)    18,428     12,337       6,091
                     -------     ---------     -------    -------    -------    ---------
Total interest
 expense             378,229       377,027       1,202    248,588    570,970    (322,382)
                     -------     ---------     -------    -------    -------    ---------
Net interest
 income            $ 394,621    $  508,324   $(113,703) $ 416,776 $  605,987   $(189,211)
                     =======     =========    ========   ========   ========    =========

(1) Nontaxable income is adjusted to a fully tax equivalent basis utilizing a 34% tax rate.

(2) Nonaccrual loan balances are included for purposes of computing the rate and volume effects although interest on these balances has been excluded.





II. INVESTMENT PORTFOLIO

The following tables summarize the amounts and distribution of the Corporation's securities held and the weighted average yields as of June 30, 1998:


                                                 1998
                              Amortized       Fair         Average
                                Cost          Value        Yield/cost
                           (Dollars in thousands)
AVAILABLE FOR SALE
U.S. Treasury and Federal
  Agency Securities:
  3 months or less        $   999         $ 1,000          5.89%
  Over 3 months through
   1 year                   3,009           3,014          5.92
  Over 1 year through
   5 years                  9,104           9,187          6.14
                          -------          -----
Total U.S. Treasury and
 Federal Agency
 Securities                13,112          13,201          6.07
                          -------          ------

Obligations of States and
  Political Subdivisions:
  Over 3 months through
   1 year                     328             329          6.25
  Over 1 year through
   5 years                  1,415           1,438          6.65
  Over 5 years through
   10 years                   623             645          7.27
                          -------          ------
Total Obligations of
  States and Political
  Subdivisions              2,366           2,412          6.76
                          -------          ------
Corporate bonds:
  Over 10 years               136             136          7.55

Mortgage-Backed Securities:
 Over 1 year through
   5 years                  2,260           2,210          6.65
 Over 5 years through
   10 years                   656             645          6.10
                            -----          ------
Total Mortgage-backed
  Securities                2,916           2,855          6.32
                            -----          ------
Other equity securities       644             644
                            -----          ------
Total Securities          $19,174         $19,248          6.00%
                           ======          ======

The weighted average interest rates are based on coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount. The weighted average yield on tax exempt obligations has been determined on a tax equivalent basis. Other securities consists of Federal Home Loan Bank and Independent State Bank stock that bear no stated maturities and do not reflect principal prepayment assumptions. Available for sale yields are based on amortized cost balances.

Excluding those holdings of the investment portfolio in U.S.
Treasury securities and other agencies and corporations of the U.S. government, there were no investments in securities of any one issuer which exceeded 10% of the consolidated shareholder's equity of the Registrant at June 30, 1998.

III.  LOAN PORTFOLIO

Types of Loans -- Total loans on the balance sheet are comprised of the following classifications at June 30,

                   1998        1997        1996     1995     1994
                            (Dollars in thousands)
Real estate
 - mortgage      $44,072      $43,919    $45,630  $38,671 $34,846
Real estate
 - construction    1,609        2,550          -        -       -
Commercial
 financial
 and agricultural 36,449       29,596     23,105   25,506  18,582
Installment
 loans to
 individuals      13,228       12,796     12,680   12,587   9,454
                 -------       ------     ------  -------  ------
Total loans      $95,358      $88,861    $81,415  $76,764 $62,882
                 =======       ======     ======  =======  ======

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following is a schedule of contractual maturities and repayments excluding residential real estate mortgage and consumer loans, as of June 30, 1998:

                        (Dollars in thousands)
                     Commercial, financial and agricultural
Due in one year or less                  $ 5,485
Due after one year, but within five years  6,581
Due after five years                      24,383
                                          ------
Total                                    $36,449
                                          ======

The following is a schedule of fixed rate and variable rate commercial, financial and agricultural loans due after one year
(variable rate loans are those loans with floating or adjustable interest rates):

(Dollars in thousands)
                                    Fixed           Variable
                                      Interest Rates  Interest Rates

Total commercial, financial and
 agricultural loans due after one year   $14,987  $15,977


C.  Risk Elements

Nonaccrual, Past Due and Restructured Loans -- The following schedule summarizes nonaccrual, past due, and restructured loans:

                       1998   1997     1996      1995      1994
(Dollars in thousands)

Nonaccrual loans      $  43    $213     $93      $204       $222
Accrual loans past
  due 90 days           644     110     378       285         90
Restructured loans        0       0       0         0          0
                      -----    ----    ----      ----        ---
Total                   687     323     471       489        312
Potential problem loans   0       0       0         0          0
                      -----    ----    ----      ----        ---
Total                  $687    $323    $471      $489       $312
                      =====    ====    ====      ====       ====


Potential Problem Loans

As shown in the table above, at June 30, 1998, there were no loans not otherwise identified which are included on Management's watch list. Management's watch list includes both loans which Management has some doubt as to the borrowers' ability to comply with the present repayment terms and loans which management is actively monitoring due to changes in the borrowers financial condition. These loans and their potential loss exposure have been considered in Management's analysis of the adequacy of the allowance for loan losses.

Foreign Outstandings -- There were no foreign outstandings during the periods presented.

There are no concentrations of loans greater than 10% of total loans which are not otherwise disclosed as a category of loans.

No material amount of loans that have been classified by regulatory examiners as loss, substandard, doubtful, or special mention have been excluded from the amounts disclosed as nonaccrual, past due 90 days or more, restructured, or potential problem loans.

Other Interest Bearing Assets -- As of June 30, 1998, there are no other interest bearing assets that would be required to be disclosed under Item III C.1 or 2 if such assets were loans. The Registrant had no Other Real Estate Owned at June 30, 1998.

IV.  SUMMARY OF LOAN LOSS EXPERIENCE

The following schedule presents an analysis of the allowance for loan losses, average loan data, and related ratios for the years ended June 30,

                           1998      1997     1996    1995    1994
                                    (Dollars in thousands)

Allowance for loan losses
 at beginning of year     $1,060   $  950     $900    $740  $600

Loans charged off:
  Real estate mortgage         3        0       20       9     0
  Real estate construction     0        0        0       0     0
  Commercial, financial and
   agricultural                5       11        0       7     6
  Installment loans to
   individuals                70       99       82     101    32
                           -----    -----      ---     ---   ---
 Total charge-offs            78      110      102     117    38

Recoveries:
  Real estate mortgage         0       21        3       4     2
  Real estate construction     0        0        0       0     0
  Commercial, financial and
   agricultural                2        9        0       1     8
  Installment loans to
    individuals               35       54       36      46    32
                           -----    -----      ---    ----   ----
Total recoveries              37       84       39      51    42
                           -----    -----      ---    ----   ----
Net charge-offs/(recoveries)  41       26       63      66    (4)
Provision for loan loss
  charged to operations      126      136      113     226   136
                           -----    -----      ---    ----   ---
Allowance for loan losses
 at end of year           $1,145   $1,060     $950    $900  $740
                           =====    =====      ===    ====   ===

The allowance for loan losses balance and the provision charged to expense are judgmentally determined by Management based upon the periodic review of the loan portfolio, an analysis of impaired loans, past loan loss experience, economic conditions, anticipated loan portfolio growth, and various other circumstances which are subject to change over time. In making this judgment, Management reviews selected large loans as well as delinquent loans, nonaccrual loans, problem loans, and loans to industries experiencing economic difficulties. The collectibility of these loans is evaluated after considering the current financial position of the borrower, the estimated market value of the collateral, guarantees and the Corporation's collateral position versus other creditors.
Judgments, which are necessarily subjective, as to the probability of loss and the amount of such loss, are formed on these loans, as well as other loans in the aggregate.

The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios:

                                           Allocation of the Allowance for Loan Losses
(Dollars in thousands)                               Percentage               Percentage
                                                      of Loans                 of Loans
                                                     In Each                  in Each
                                       Allowance     Category to   Allowance  Category to
                                       Amount        Total Loans   Amount     Total Loans

                                             June 30, 1998           June 30, 1997
Commercial, financial and agricultural  $  524         38.2%         $  476        33.3%
Installment loans to individuals           232         13.9             210        14.4
Real Estate                                176         47.9             166        52.3
Unallocated                                213            -             208           -
                                         -----        -----           -----       -----
    Total                               $1,145        100.0%         $1,060       100.0%
                                         =====        =====           =====       =====

                                             June 30, 1996           June 30, 1995

Commercial, financial and agricultural  $  426         28.4          $  408        33.2%
Installment loans to individuals           193         15.6             184        16.4
Real Estate                                143         56.0             134        50.4
Unallocated                                188            -             174           -
                                         -----        -----           -----        -----
     Total                              $  950        100.0%         $  900       100.0%
                                         =====        =====           =====       ======

                                              June 30, 1994

Commercial, financial  and agricultural $  332         29.6%
Installment loans to individuals           151         15.0
Real Estate                                113         55.4
Unallocated                                144            -
                                         -----        ------
      Total                             $  740        100.0%
                                         =====        ======

At June 30, 1998 there was no loans classified as impaired and therefore no specific allocations for any loans classified as impaired. Because Management's analysis of problem loans would have provided a similar allocation prior to adopting SFAS No. 114, the adoption of SFAS No. 114 had no impact on the comparability of the June 30, 1998 allowance for loan loss allocation to prior periods.

While management's periodic analysis of the adequacy of the allowance for loan loss may allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-offs that occur.



V.  DEPOSITS
The following is a schedule of average deposit amounts and average rates paid on each category for the periods included:


                                   Years Ended June 30,
                                   (Dollars in thousands)
                         1998              1997          1996

                 Amount      Rate    Amount    Rate  Amount    Rate

Noninterest
bearing demand
 deposit          $16,729           $13,758         $13,582
Interest bearing
demand deposits     9,772    2.29%   10,229  2.10%    6,445  3.36%
Savings            40,854    3.23    41,626  3.49    44,150  3.91
Certificates and
other time
deposits           46,267    5.38    40,769  5.10    29,905  5.26
                  -------            ------         -------
Total            $113,622    3.55% $106,382  3.52%  $94,082  3.74%
                  =======           =======         =======

The following table summarizes time deposits issued in amounts of $100,000 or more as of June 30, 1998 by time remaining until maturity:

(Dollars in thousands)

Maturing in:
Under 3 months            $1,222
Over 3 to 6 months         1,835
Over 6 to 12 months          407
Over 12 months             3,145
                           -----
Total                     $6,609
                           =====








VI.  Return on Equity and Assets

                           June 30, 1998       June 30, 1997
Return on Average Assets     1.34%                 1.45%
Return on Average Equity    17.03%                19.12%
Dividend Payout Ratio       34.30%                32.64%
Average Equity to Average
Assets                       7.86%                 7.57%



ITEM 2 - DESCRIPTION OF PROPERTY

The Bank owns and maintains the premises in which four of the five banking facilities are located. The fifth is leased to the Bank under terms as detailed in the Annual Report to the shareholders and incorporated herein by reference. The location of each of the offices is as follows:

Minerva Office: 614 E. Lincoln Way, P.O. Box 256, Minerva, Ohio
44657
Salem Office:  141 S. Ellsworth Ave., P.O. Box 798, Salem, Ohio
44460
Waynesburg Office:  8607 Waynesburg Dr. SE, P.O. Box 746,
Waynesburg, Ohio, 44688
Hanoverton Office:  30034 Canal St., P.O. Box 178, Hanoverton, Ohio,
44423
Carrollton Office:  1017 Canton Rd. NW, P.O. Box 8, Carrollton,
Ohio, 44615


ITEM 3 - LEGAL PROCEEDINGS

Corporation management is aware of no pending or threatened litigation in which the Corporation or its subsidiary Bank faces potential loss or exposure which will materially affect the consolidated financial statements or involves a claim for damages exceeding ten percent of the assets of the Corporation.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The information required by this section is incorporated by reference to the Registrant's Definitive Proxy statement and Notice of Annual Meeting of Shareholders to be held on September 16, 1998, ("1998 Proxy Statement") filed with the Commission pursuant to
Section 14(A) of the Securities Exchange Act of 1934 and is incorporated by reference into the form 10-KSB Annual Report.


PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The information required by this section is incorporated by reference to the information appearing under the caption "Market
Price of the Corporation's Common Shares & Related Shareholder
Matters" located on Page 4 of the 1998 Annual Report to Shareholders incorporated herein by reference.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Management's Discussion and Analysis of Financial Condition and
Results of Operations" appears on pages 24 through 29 of the Registrant's 1998 Annual Report to Shareholders and is incorporated herein by reference.




ITEM 7 -- FINANCIAL STATEMENTS

The Registrant's Report of Independent Auditors and Consolidated Financial Statements and accompanying notes are listed below and are incorporated herein by reference to Consumers Bancorp, Inc.'s 1998 Annual Report to Shareholders (Exhibit 13, pages 5 through 23).



Report of Independent Auditors

Consolidated Balance Sheets
June 30, 1998 and 1997

Consolidated Statements of Income
For the two years ended June 30, 1998

Consolidated Statement of Changes in Shareholders' Equity
For the two years ended June 30, 1998

Consolidated Statements of Cash Flows
For the two years ended June 30, 1998

Notes to Consolidated Financial Statements



ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Board of Directors of Consumers Bancorp, Inc. on May 8, 1998, engaged the accounting firm of Crowe, Chizek and Company LLP to serve as independent accountants for the Corporation for 1998. The work of S.R. Arner & Co. was concluded. During the two most recent years and interim period subsequent to May 8, 1998, there have been no disagreements with S.R. Arner & Co. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure or any reportable events. S.R. Arner & Co's report on the financial statements for the past two years contained no adverse opinion or disclaimer or opinion and was not qualified or modified as to uncertainty, audit scope or accounting principle.


PART III

Information relating to the following items is included in the Registrant's Definitive Proxy statement and Notice of Annual Meeting of Shareholders to be held on September 16, 1998, ("1998 Proxy Statement") filed with the Commission pursuant to Section 14(A) of the Securities Exchange Act of 1934 and is incorporated by reference into the form 10-KSB Annual Report.

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
    PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

ITEM 10 - EXECUTIVE COMPENSATION

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


ITEM 13 - EXHIBITS LIST AND REPORTS ON FORM 8-K

(a) EXHIBITS


                                          Reference to
Regulation S-B                            Prior Filing
Exhibit                                   Exhibit Number
Number         Description of Document    Attached Hereto

3.1      Amended Articles of Incorporation
         of the Corporation                         *

3.2      Code of Regulations of the Corporation     *

4        Form of Shares Certificate of
         Common Shares                              *

13       Annual Report to Shareholders for
         the fiscal year
         ended June 30, 1998                        ***

20       Proxy Statement for the 1998 Annual        ***
          Meeting of the Shareholders


27       Financial Data Schedule                    **




* Indicates documents which have been previously filed. All such previously filed documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-B. Such documents are available to shareholders without charge upon request.

** The indicated exhibit has been filed as separate pages of the 1998 Form 10-KSB and is available to shareholders upon request.

*** The indicated exhibit was separately filed by the Corporation and such document is incorporated herein by reference.


(b)  REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                          SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CONSUMERS NATIONAL BANK

September 29, 1998                  By: /s/ Mark S. Kelly
        Date                           Mark S. Kelly
                                       President and Chief
                                       Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of registrant and in the capacities indicated on September 29, 1998.

Signatures                              Signatures


/s/ Mark S. Kelly                       /s/ Laurie Lee McClellan
Mark S. Kelly                           Laurie Lee McClellan
President and Chief Executive Officer   Chairman of the Board and
                                        Director

/s/ J.V. Hanna                          /s/ Walter J. Young
J.V. Hanna                              Walter J. Young
Vice President and Director             Vice President and Director


/s/ John P. Furey                      /s/ David W. Johnson
John P. Furey                           David W. Johnson
Director                                Director


/s/ James R. Kiko                      /s/ Thomas M. Kishman
James R. Kiko                           Thomas M. Kishman
Director                                Director


/s/ John D. Morris                      /s/ Harry W. Schmuck
John D. Morris                          Harry W. Schmuck
Director                                Director

/s/ Homer R. Unkefer
Homer R. Unkefer
Director