Form 10QSB
period 1998-09-30
CONSUMERS BANCORP INC /OH/
filed 1998-11-16
CIK 1006830

CONSUMERS BANCORP, INC.
          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                             FORM 10 - QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 1998

Commission file number 033-79130
                                  CONSUMERS BANCORP, INC.
                       (Exact name of Registrant as specified in
                                    its charter)

OHIO                                   34-1771400
(State or other jurisdiction of   (I.R.S. Employer Identification
incorporation or organization)            Number)

614 E. Lincoln Way
Minerva, Ohio                                44657
(Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including area code    330-868-770l

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

             Yes______           No__x___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

           Common Stock, $3.33 Stated Value       Outstanding at
                                                November 2, 1998
                                                  714,595 Common
                                                Shares

                              CONSUMERS BANCORP, INC.
                                   FORM 10-QSB
                         QUARTER ENDED SEPTEMBER 30,  1998

                           Part I - Financial Information

Item 1 - Financial Statements

Interim financial information required by Rule 10-01 of Regulation S-X (17 CFR Part 210) is included in this Form 10-QSB as referenced below:

                                                       Page
                                                     Number(s)
Consolidated Balance Sheets                              1

Consolidated Statements of Income                        2

Consolidated Statements of Comprehensive Income          3

Condensed Consolidated Statements of Changes in
     Shareholders' Equity                                4

Consolidated Statements of Cash Flows                    5

Notes to the Consolidated Financial Statements           6-10

Item 2 - Management's Discussion and Analysis of
  Financial Condition and Results of Operations          11-18

                         Part II - Other Information

Item 3 - Submission of Matters to a Vote of              19
              Security Holders

Item 4 - Other Information                               19

Item 5 - Exhibits and Reports on Form 8-K                19

Signatures                                               20


                            CONSUMERS BANCORP, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
                                       Sept. 30,      June 30,
                                       1998           1998

ASSETS
Cash and cash equivalents              $  4,461,315  $  4,801,773
Federal funds sold                        6,475,000     7,725,000
Securities, available for sale           22,509,879    19,247,847
Loans, net                               93,287,514    93,905,754
Cash surrender value of life insurance    1,725,518     1,476,149
Premises and equipment, net               2,734,809     2,781,772
Accrued interest and other assets         1,294,800     1,682,901
                                       ------------  ------------
Total Assets                           $132,488,835  $131,621,196

LIABILITIES
Deposits:
Noninterest bearing, demand            $ 17,472,216  $ 17,713,127
Interest-bearing demand                  10,218,647     9,827,883
Savings                                  41,608,938    42,323,793
Time                                     47,591,732    46,858,044
                                       ------------  ------------
Total deposits                          116,891,533   116,722,847
Federal Home Loan Bank advances           3,075,314     3,112,897
Accrued and other liabilities             2,050,790     1,654,153
                                       ------------  ------------
Total Liabilities                      $122,017,637  $121,489,897

SHAREHOLDERS' EQUITY
Common stock ($3.33 stated value,
  720,000 shares authorized and
  issued)                                 2,400,000     2,400,000
Capital surplus                           2,400,000     2,400,000
Retained earnings                         5,689,348     5,389,142
Treasury stock, at cost (5,405 at
  Sept. 30, and 4,250 At June 30)          (156,646)     (107,812)
Unrealized gain on securities available
  for sale                                  138,496        49,969
                                       ------------  ------------
Total Shareholders' Equity               10,471,198    10,131,299
                                       ------------  ------------
Total Liabilities and Shareholders'
  Equity                               $132,488,835  $131,621,196
                                       ------------  ------------
                                       ------------  ------------


         See Notes to the Consolidated Financial Statements

                           CONSUMERS BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
                                         Three Months Ended
                                             Sept. 30,
                                       1998            1997

Interest income:
  Interest and fees on loans           $2,292,305      $2,220,217
  Investments & mortgage-backed
  securities:
    Taxable                               294,478         243,874
    Tax exempt                             28,440          23,920
  Federal funds sold                       97,554          37,721
                                       ----------      ----------
  Total interest income                 2,712,777       2,525,732

Interest expense:
  Deposits                              1,056,389         991,736
  FHLB advances                            50,600          43,000
                                       ----------      ----------
  Total interest expense                1,106,989       1,034,736

Net interest income                     1,605,788       1,490,996
Provision for loan losses (Note 4)         37,840          55,015
                                       ----------      ----------
Net interest income after provision
  for loan losses                       1,567,948       1,435,981

Other income:
  Service charges on deposits             128,491          94,113
  Other income                             69,480          47,781
                                       ----------      ----------
Total other income                        197,971         141,894

Other expenses:
Salaries and Employee Benefits            548,070         504,152
Occupancy                                 179,312         115,739
Other non-interest expense                332,365         282,972
                                       ----------      ----------
Total other expenses                    1,059,747         902,863

Income before income taxes                706,172         675,012
Provision for income taxes                241,400         275,200
                                       ----------      ----------
Net income                             $  464,772      $  399,812
                                       ----------      ----------
                                       ----------      ----------

Basic earnings per share               $      .65      $      .56
                                       ----------      ----------
                                       ----------      ----------

                       CONSUMERS BANCORP, INC.

           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                            (UNAUDITED)

                                            Three Months Ended
                                              September 30,
                                         1998             1997

Net Income                               $464,772        $399,812

Other comprehensive income, net of tax
   Unrealized gains/ (losses)
   on securities:
      Unrealized gains/(losses) arising
       during the period                   88,527          56,099
      Less: Reclassified adjustment for
       accumulated gains/(losses)
       included in net income                -               -
                                         ---------       --------

Comprehensive income                     $553,299        $455,911
                                         ---------       --------
                                         ---------       --------



          See notes to the Consolidated Financial Statements

                      CONSUMERS BANCORP, INC.

     Condensed Consolidated Statements of Changes in Shareholders'
                              Equity
                           (Unaudited)
                                          Three Months Ended
                                            September 30,
                                       1998            1997

Balance at beginning of period         $10,131,299     $8,947,160

Net income                                 464,772        399,812

Cash dividends $0.23 and $0.31
  per share, respectively                 (164,566)      (143,400)

Treasury stock purchases                   (48,834)          -0-

Unrealized gain on investment
  securities available for sale             88,527         56,099
                                       -----------      ----------

Balance at end of period               $10,471,198      $9,259,671




      See the notes to the Consolidated Financial Statements

                                          CONSUMERS BANCORP, INC.

                                 Consolidated Statements of Cash Flows
                                              (unaudited)
                                                             Three months ended September 30
                                                                 1998               1997

Cash flows from operating activities
     Net income                                               $  464,772           $  399,812
     Adjustments to reconcile net income to net
      cash from operating activities                             852,854            2,289,647
                                                              ----------           ----------
           Net cash from operating activities                 $1,317,626           $2,689,459
                                                              ----------           ----------

Cash flows from investing activities
     Securities available for sale
        Purchases                                             (4,513,494)            (443,603)
        Sales                                                      -0-                  -0-
        Maturities and principal paydowns                      1,330,522            1,085,687
     Net decrease in federal funds sold                        1,250,000            1,550,000
     Net decrease (increase) in loans                            618,240           (3,483,105)
     Acquisition of premises and equipment                       (31,053)            (213,720)
     Purchase of life insurance policies                        (230,000)            (170,000)
                                                              ----------           ----------
           Net cash from investing activities                 (1,575,785)          (1,674,741)
                                                              ----------           ----------

Cash flows from financing activities
     Net increase (decrease) in deposit accounts                 168,686             (487,241)
     Proceeds from FHLB advances                                   -0-                650,000
     Repayments of FHLB advances                                 (37,585)             (35,426)
     Dividends paid                                             (164,566)            (143,400)
     Purchase of treasury stock                                  (48,834)               -0-
                                                              ----------           ----------
           Net cash from financing activities                    (82,299)             (16,067)
                                                              ----------           ----------

Increase (decrease) in cash and cash equivalents                (340,458)             998,651

Cash and cash equivalents, beginning of year                   4,801,773            4,047,960

Cash and cash equivalents, end of year                        $4,461,315           $5,046,611
                                                              ----------           ----------
                                                              ----------           ----------

                 See the Notes to the Consolidated Financial Statements

                         CONSUMERS BANCORP, INC.

          Notes to Consolidated Financial Statements (Unaudited)

Note 1 - Principles of Consolidation: The consolidated financial statements include the accounts of Consumers Bancorp, Inc.
(Corporation) and its wholly-owned subsidiary, Consumers National
Bank (Bank). All significant intercompany transactions have been eliminated in the consolidation.

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated balance sheets of the Corporation at September 30, 1998, and its income and cash flows for the periods presented.
The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances. The Annual Report for the Corporation for the year ended June 30, 1998, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

Industry Segment Information: Consumers Bancorp, Inc. is a bank holding company engaged in the business of commercial and retail banking, which accounts for substantially all of the revenues, operating income, and assets.

Use of Estimates: To prepare financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, fair values of financial instruments, and status of contingencies are particularly subject to change.

Cash Reserves: Consumers National Bank is required by the Federal Reserve to maintain reserves consisting of cash on hand and noninterest-bearing balances on deposit with the Federal Reserve
Bank. The required reserve balance at September 30, 1998 was $1,190,000 and at June 30, 1998 was $1,188,000.

Securities: Securities are classified into held-to-maturity and available-for-sale categories. Held-to-maturity securities are those that the Bank has the positive intent and ability to hold to maturity, and are reported at amortized cost. Available-for-sale securities are those that the Bank may decide to sell if needed for liquidity, asset-liability management, or other reasons. Available-for-sale securities are reported at fair value, with unrealized gains or losses included as a separate component of equity, net of tax.

Realized gains or losses on sales are determined based on the amortized cost of the specific security sold. Amortization of premiums and accretion of discounts are computed under a system materially consistent with the level yield method and are recognized as adjustments to interest income. Prepayment activity on mortgage-backed securities is affected primarily by changes in interest rates. Yields on mortgage-backed securities are adjusted as prepayments occur through changes to premium amortization or discount accretion.

Loans: Loans are reported at the principal balance outstanding, net of deferred loan fees. Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term.

Interest income is not reported when full loan repayment is in doubt, typically when payments are past due over 90 days.
Payments received on such loans are reported as principal reductions.

Concentrations of Credit Risk: The Bank grants consumer, real estate and commercial loans primarily to borrowers in Stark, Columbiana and Carroll counties. Automobiles and other consumer assets, business assets and residential and commercial real estate secure most loans.

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required based on past loan loss experience, known and inherent risks in the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged off.

Loan impairment is reported when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer, and credit card loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected from the collateral. Loans are evaluated for impairment when payments are delayed, typically 90 days or more, or when it is probable that not all principal and interest amounts will be collected according to the original terms of the loan. No loans were determined to be impaired, as of and for the periods ended September 30, 1998 and June 30, 1998.

Cash Surrender Value of Life Insurance: The Bank has purchased single-premium life insurance policies to insure the lives of the participants in the salary continuation plan. As of September 30, 1998, the Bank has total purchased policies of $1,570,000 (total death benefit $4,197,000) with a cash surrender value of $1,726,000. As of June 30, 2998, the Bank had total purchased policies of $1,340,000 (total death benefit $3,967,000) with a cash surrender value of $1,476,000. The amount included in income (net of policy commissions and mortality costs) was approximately $22,000 and $19,000 for the periods ended September 30, and June 30, 1998.

Premises and Equipment: Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed over the assets' useful lives on an accelerated basis, except for buildings for which the straight-line basis is used.

Other Real Estate Owned: Real estate properties, other than Company premises, acquired through, or in lieu of, loan foreclosure are initially recorded at fair value at the date of acquisition. Any reduction to fair value from the carrying value of the related loan at the time of acquisition is accounted for as a loan loss. After acquisition, a valuation allowance reduces the reported amount to the lower of the initial amount or fair value less costs to sell. Expenses, gains and losses on disposition, and changes in the valuation allowance are reported in other expenses. There were no properties held as other real estate owned at September 30, 1998 and June 30, 1998.

Profit Sharing Plan: The Company maintains a 40l(k) profit sharing plan covering substantially all employees. Contributions are made and expensed annually.

Income Taxes: The Company files a consolidated federal income tax return. Income tax expense is the sum of the current-year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

Earnings and Dividends Declared per Share: Earnings per common share are computed based on the weighted average common shares outstanding. The number of outstanding shares used was 714,595 and 716,808 for the periods ending September 30, 1998 and June 30, 1998. The Company's capital structure contains no dilutive securities. All prior period per share information has been restated for the effect of the stock split.

The Company declared a three-for-one stock split during the year ended June 30, 1998. In conjunction with the stock split, the Company changed the stated value of common stock from $10.00 to $3.33 and issued 480,000 shares of common stock. As of September 30, 1998 the Company has 720,000 shares of common stock authorized and issued.

Statement of Cash Flows: For purposes of reporting cash flows, cash and cash equivalents include the Company's cash on hand and due from banks. The company reports net cash flows for customer loan transactions and deposit transactions.

For the three months ended September 30, 1998 and 1997, the Corporation paid $1,002,000 and $1,242,000 in interest and $50,000 and $35,000 in income taxes.

                                           CONSUMERS BANCORP, INC.

                  Notes to Consolidated Financial Statements (unaudited) (continued)

Note  2 -  Investment Securities

The amortized cost and estimated fair value of the securities available for sale, as presented
on the consolidated balance sheet at September 30, 1998, and June 30, 1998 are as follows:

                                                                    September 30, 1998
                                                             Gross        Gross     Estimated
                                           Amortized    Unrealized   Unrealized          Fair
                                                Cost         Gains       Losses         Value
                                           ---------------------------------------------------

Securities available for sale:
   U.S. Treasury and Federal Agencies    $13,113,725    $241,036      $    -0-      $13,354,761
   Obligations of U.S. government
      agencies and corporations

Obligations of states and
   political subdivisions                  2,362,313      62,491       (21,366)       2,403,438

Mortgage-backed securities                 6,047,701       9,545       (82,212)       5,975,034
Other securities                             776,646        -0-            -0-          776,646
                                         -----------     ---------    ---------     ------------

  Total investment securities            $22,300,385     $313,072    $(103,578)     $22,509,879
                                         -----------     ---------    ---------     ------------
                                         -----------     ---------    ---------     ------------


                                                                   June 30, 1998
                                                            Gross         Gross     Estimated
                                          Amortized    Unrealized    Unrealized          Fair
                                                Cost         Gains       Losses        Values
                                          ----------------------------------------------------

Securities available for sale:
   U.S. Treasury and Federal Agencies     $13,111,936    $ 93,350     $ (3,947)     $13,201,339
Obligations of states and
   political subdivisions                   2,366,461      49,679        (4,004)      2,412,136

Mortgage-backed securities                  2,915,946         286       (61,395)      2,854,837
Other securities                              779,535         -0-          -0-          779,535
                                         -------------   ---------    ---------     ------------

Total investment securities              $19,173,878     $143,315     $ (69,346)    $19,247,847
                                         -------------   ---------    ---------     ------------
                                         -------------   ---------    ---------     ------------



During the three month period ended September 30, 1998, there were no sales or transfer of
securities classified as available for sale.

                      CONSUMERS BANCORP, INC.

Notes to Consolidated Financial Statements (unaudited)
(continued)

The amortized cost and estimated fair value of debt securities at September 30, 1998, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                        September 30, 1998
                                                       Estimated
                                      Amortized          Fair
                                         Cost            Value
                                      ---------------------------
Securities available for sale:
   Due in one year or less            $ 2,448,749      $ 2,457,701
   Due after one year through
     five years                        10,163,686       10,372,622
   Due after five years through
     ten years                          2,863,603        2,927,876
   Due after ten years                    124,546          124,546
                                      -----------      -----------
                Total                  15,600,584       15,882,745

Mortgage-backed securities              6,047,701        5,975,034
   Equity securities                      652,100          652,100
                                      -----------      -----------

                Total                 $22,300,385      $22,509,879
                                      -----------      -----------
                                      -----------      -----------

At September 30, 1998, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies and corporations, with an aggregate book value which exceeds 10% of shareholders' equity.

                       CONSUMERS BANCORP, INC.

Notes to Consolidated Financial Statements (unaudited)
(continued)

Note 3 - Loans

Total loans as presented on the balance sheets are comprised of the following classifications:

                                      Sept. 30,     June 30,
                                      1998          1998

Real estate - residential mortgage   $41,528,528    $44,071,799
Real estate - construction             1,375,795      1,608,887
Commercial, financial, and
  agricultural                        37,838,948     36,449,263
Personal and other                    13,877,112     13,115,622
Unearned Fees and costs                 (197,417)      (194,817)
Allowance for possible loan losses    (1,135,452)    (1,145,000)
                                     ------------   ------------

Total Loans                          $93,287,514    $93,905,754
                                     ------------   ------------
                                     ------------   ------------

No loans were determined to be impaired at either September 30, 1998, or June 30, 1998, nor were there any such loans during the period then ended. At September 30, 1998, loans in non-accrual states totaled $38,566 and at June 30, 1998, totaled $43,154. There was no other real owned as of September 30, 1998, or June 30, 1998.

Note 4 - Allowance for Loan Losses

A summary of activity in the allowance for loan losses for the three months ended September 30, 1998, and September 30, 1997, are as follows:

(in thousands of dollars)            1998           1997

Balance at beginning of period       $1,145,000     $1,060,000
Loans charged off                       (50,558)       (17,593)
Recoveries of loans previously
  charged off                             3,170          7,578
Provision                                37,840         55,015
                                     ------------   ------------

Balance at end of period             $1,135,452     $1,105,000
                                     ------------   ------------
                                     ------------   ------------

                      CONSUMERS BANCORP, INC.

   Management's Discussion and Analysis of Financial Condition
                    and Results of Operations

                            General

The following is managements analysis of the Corporation's results of operations as of and for the three months ended September 30, 1998, compared to the same period in 1997, and the consolidated balance sheets at September 30, 1998 compared to June 30, 1998. This discussion is designed to provide a more comprehensive review of the operating results and financial condition than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

                     Results of Operations

Net Income. The Corporation earned net income of $464,772 for the three months ended September 30, 1998 compared to $399,812 for the three months ended September 30, 1997. This increase was primarily due to an increase in net interest income and other income, and a decrease in income tax expense partially offset by an increase in other expenses.

Net Interest Income. Net interest income totaled $1,605,788 for the three months ended September 30, 1998 compared to $1,490,996 for the three months ended September 30, 1997, an increase of $114,792, or 7.70%. The additional net income was primarily due to the increase in interest and fees on loans resulting from an increase in average loans outstanding, and an increase in the yield on loans, which was partially offset by increases in interest expense due to an increase in average interest bearing liabilities during the period.

Interest and fees on loans increased $72,088, or 3.25%, from $2,220,217 for the three months ended September 30, 1997 to $2,292,305 for the three months ended September 30, 1998. The increase in interest income was due to higher average loans outstanding and an increase in the average yield on loans.

Interest earned on taxable and tax-exempt securities totaled $322,918 for the period ended September 30, 1998 compared to $267,794 for the period ended September 30, 1997. The increase was primarily the result of significantly higher average balances due to securities purchases made during the past three months, caused by somewhat slower loan growth. Interest income on federal funds sold increased by $59,833 for the three months ended September 30, 1998, due to an increase in the average outstandings. As loan growth has recently slowed, excess funds have been maintained in short term investments such as federal funds sold and are gradually being invested in various securities as opportunities arise, with consideration given to future funding needs.

Interest paid on deposits increased $64,653, or 6.52% for the three months ended September 30, 1998 compared to the three months ended September 30, 1997. The increase was primarily a result of the increase in average interest-bearing deposits during the period and was partially offset by a decline in interest rates. Interest paid on FHLB Advances totaled $50,600 for the three months ended September 30, 1998 compared to $43,000 for the three months ended September 30, 1997 The change was a result of an increase in the average level of borrowings from 1997 to 1998 as well as an increase in the cost of borrowings.

Provision for Loan Losses. The Corporation maintains an allowance for loan losses in an amount which, in managements judgement, is adequate to absorb reasonably foreseeable losses inherent in the loan portfolio. While management utilizes its best judgement and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors, including the performance of the Corporation's loan portfolio, the economy, changes in collateral values and interest rates, and the view of the regulatory authorities toward loan classifications. The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses, after net charge-offs have been deducted, to bring the allowance to a level which is considered adequate to absorb losses inherent in the loan portfolio. The amount of the provision is based on management's monthly review of the loan portfolio and consideration of such factors as historical loss experience, economic conditions, changes in the size and composition of the loan portfolio, and specific borrower considerations, including the ability to repay the loan and the estimated value of the underlying collateral.

The provision for loan losses for the three months ended September 30, 1998 totaled $37,840 compared to $55,015 for the three months ended September 30, 1997, a decrease of $17,175, or 31.22%. The allowance for loan losses totaled $1,135,452, or 1.20% of total loans receivable at September 30, 1998, compared with $1,145,000, or 1.20% of total loans receivable at June 30, 1998. The reduction in the provision is reflective of the fact that the Corporation has not experienced significant net charge-offs during the period. Notwithstanding the charge-off history, management believes it is prudent to continue to increase the allowance for loan losses as total loans increase. Accordingly management anticipates it will continue its provisions to the allowance for loan losses whenever loan growth occurs.

Other Income. Other income primarily includes service charges on deposits and other miscellaneous income. Other income of $197,971 for the three months ended September 30, 1998 represented an increase of $56,077, or 39.52% over the $141,894 of other income for the three months ended September 30, 1997. The increase was primarily due to an increase in service charge income on deposits resulting from adjustments made to the deposit service fee schedule, as well as the growth in deposit balances from the prior period. Increased income has also been realized from the increase in cash surrender value of life insurance, and fee income related to facilitating the origination of long term fixed rate loans for a third party. Management has elected not to make long term fixed rate mortgage loans on its balance sheet, and has entered into an arrangement whereby it assists a third party originate long term fixed rate loans by taking loan applications, and assisting in the completion of certain loan documents for which it is paid a fee. The arrangement allows the Corporation to meet its customers' needs by offering an opportunity to obtain long term fixed rate financing on a primary residence and is a source of additional non-interest income.

Other expense. Other expense totaled $1,059,747 for the three months ended September 30, 1998 compared to $902,863 for the three months ended September 30, 1997, an increase of $156,884, or 14.80%. Increases in salaries and benefits, occupancy, and other expenses were the primary reason for the increase and were partially offset by a decrease in director's fees and professional fees.

Salary and benefits expense increased $43,918, or 8.71%. The increase is the result of normal annual merit increases and the addition of new employees to facilitate growth. The increase in occupancy expense was primarily due to the depreciation and maintenance associated with two major projects which added to the net premises and equipment balance sheet totals. A large addition was made to the main office in Minerva to increase space for loan department and management offices. In addition, ATM machines were installed at four of the branch office locations during the second quarter of the last fiscal year. The increase in other expense was attributable to a general increase in various overhead categories due to continued growth of the Corporation.

Income tax expense. The provision for income taxes totaled $241,400 for the three months ended September 30, 1998 compared to $275,200 for the three months ended September 30, 1997, a decrease of $33,800, or 12.28%. The effective tax rates were 34.2% and 40.8% for the three months ended September 30, 1998 and 1997 respectively.

                     Financial Condition

Total assets at September 30, 1998 were $132,488,835 compared to $131,621,196 at June 30, 1998, an increase of $867,639, or .66%.

Loan receivables decreased $618,240 from $93,905,754 at June 30, 1998 to $93,287,514 at September 30, 1998. Residential real estate loans decreased $2,543,271, or 5.77%, real estate construction loans decreased $233,092, or 14.49%, commercial, financial, and agricultural loans increased $1,389,685, or 3.81% and personal loans increased $761,490 or 5.81%. Most of these decreases are caused by customer refinances to take advantage of the current low rates available on many real estate loans. Loan growth should show a gradual increase as these refinancings slow in the near future. Excess funds have been shifted to investments in available for sale securities, which have increased from $19,247,847 at June 30, 1998 to $22,509,879 at September 30, 1998, or 16.95%. The
Corporation has experienced only some very minor growth in total deposits for the three months ended September 30, 1998. The deposit growth was effected by the continuing fall of interest rates on deposits that has occurred recently.

Total shareholders equity increased from $10,131,299 at June 30, 1998, to $10,471,198 at September 30, 1998. This increase is a combination of net income for the period along with an increase in the unrealized gain on available for sale securities, offset by purchases of treasury stock and cash dividends paid.

                Asset and Liability Management

Management considers the asset position of the Corporation to be sufficiently liquid to meet normal operating needs and conditions. The Corporation's earning assets are divided primarily between loans and investment securities, with any excess funds placed in federal funds sold on a daily basis. Management continually strives to obtain the best mix of loans and investments to both maximize yield and insure the soundness of the portfolio, as well as to provide funding for loan demand as needed.

The Corporation groups its loan portfolio into three major categories: commercial loans, real estate loans and personal loans. Commercial loans are comprised of both variable rate notes subject to daily interest rate changes based on the prime rate, and fixed rate notes having maturities of generally not greater than five years. Commercial loans have shown impressive growth recently, with outstanding balances increasing by $6.9 million, or 23.2% during the last full fiscal year. This is mainly due to the Corporation's ability to tailor loan programs to the specific requirements of the business, professional, and agricultural customers in its market area. The Corporation's real estate loan portfolio consists of three basic segments: conventional mortgage loans having fixed rates and maturities not exceeding fifteen years, variable rate home equity lines of credit, and fixed rate loans having maturity or renewal dates that are less than the scheduled amortization period. Real estate loan growth has slowed through the past two year period after several years of substantial growth. Competition is very heavy in the Corporation's market for these types of loans, both from local and national lenders. In 1997 the Corporation became affiliated with the Community Mortgage Network, which is a program that allows the Corporation to offer very attractive mortgage loan options to its customers. The personal loans offered by the Corporation are generally written for periods up to five years, based on the nature of the collateral. These may be either installment loans having regular monthly payments, or demand type loans for short periods of time. Credit card receivables are made up of charge card account holders who are mainly established customers of the Corporation, with the Corporation maintaining a very conservative policy on card limits and new accounts. Personal loans, which include credit card receivables, have remained at relatively the same levels during the past full fiscal year.

Funds not allocated to the Corporation's loan portfolio are invested in various securities having diverse maturity schedules. The majority of the Corporation's investments are held in U.S. Treasury securities or other securities issued by U.S. Government agencies, and to a lesser extent, investments in tax free municipal bonds. Yields for investments as of September 30, 1998, were 5.88% for U.S. Treasury securities, 6.18% for U.S. Government agency securities, and 6.25% for municipal securities.

The Corporation offers several forms of deposit programs to its customers. The rates offered by the Corporation and the fees charged for them are competitive with others available currently in the market area. Time deposit interest rates have continued their downward trend this period that began during the middle of the last fiscal year. These rates had been relatively high for some time as many financial institutions attempted to attract and keep new deposits to fund loan growth, but as this growth has slowed, rates have slipped lower as well. Interest rates on demand deposits and savings deposits continue to fall to levels as low as has been seen in many years. As a result of the current rate structure on deposits, growth has been flat recently, with some loss of deposit base during the current quarter.

Jumbo time deposits (those with balances of $100,000 and over) have decreased from $10,662,366 at June 30, 1998 to $10,408,059 at
September 30, 1998, or 2.39%. These deposits are monitored closely by the Corporation, priced on an individual basis, and often matched with a corresponding investment instrument. The Corporation has on occasion used a fee paid broker to obtain these types of funds from outside its normal service area as another alternative for its funding needs. These deposits are not relied upon as a primary source of funding however, and the Corporation can foresee no dependence on these types of deposits for the near term.

To provide an additional source of loan funds, the Corporation has entered into an agreement with the Federal Home Loan Bank (FHLB) of Cincinnati to obtain matched funding for loans. Repayment is made either over a fifteen year period, or over a three year period with a balloon payment. At September 30, 1998, these FHLB balances totaled $3,075,314. The Corporation considers this agreement with the FHLB to be a good source of loan funding, secondary to its deposit base.

A monthly rate sensitivity report is used to determine the effect of interest rate changes on the financial statements. In the opinion of management, enough assets or liabilities could be repriced over the near term (up to three years) to compensate for such changes. The spread on interest rates, or the difference between the average earning assets and the average interest bearing liabilities, is monitored quarterly. It is the Corporation's goal to maintain this spread at better than 4.0%. The spread at September 30, 1998 was 5.1%, and at June 30, 1998 was 5.2%.

                     Capital Resources

The subsidiary Bank is subject to various regulatory capital requirements administered by federal regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory actions that, if undertaken, could have a direct material affect on the Bank's financial statements. Under capital adequacy guidelines and regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank's assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgements by regulators about the Bank's components, risk weightings, and other factors. At September 30, 1998, management believes the Bank complied with all regulatory capital requirements. Based on the Bank's computed regulatory capital ratios, the Bank is considered well capitalized under the Federal Deposit Insurance Act at September 30, 1998. Management is not aware of any matters occurring subsequent to September 30, 1998 that would cause the Bank's capital category to change.

               Recent Accounting Developments

Recent pronouncements by the Financial Accounting Standards Board
("FASB") will have an impact on financial statements issued in subsequent periods. Set forth below are summaries of such pronouncements.

In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 addresses the accounting for derivative instruments and certain derivative instruments embedded in other contracts, and hedging activities. The statement standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. This statement is effective for all fiscal years beginning after June 15, 1999.

This statement is not expected to have a material effect on the Corporation's consolidated financial position or results of operation.

         Impact on Inflation and Changing Prices

The financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and results of operations primarily in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all of the assets and liabilities of the Corporation are monetary in nature. Therefore, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. The liquidity, maturity structure and quality of the Corporation's assets and liabilities are critical to the maintenance of acceptable performance levels.

                     Year 2000 Issue

Many computer programs use only two digits to identify a year in the date field and were apparently designed and developed without considering the impact of the upcoming change in the century. Such programs could erroneously read entries for the Year 2000 ["Y2K"] as the year 1900. This could result in major system failures and miscalculations.

The Corporation's challenge is to assess and test all computer systems and applications for Year 2000 readiness. It is anticipated that approximately $50,000 will be spent on the preparedness project. This includes assessment, renovation (if necessary) and validation of all systems and applications.

Rapid and accurate data processing is essential to the operation of financial institutions, such as Consumers National Bank. As a result, the Corporation has formed a Year 2000 committee to assess the extent to which the Bank and its outside vendors may be adversely affected by Year 2000 problems. At June 30, 1998, the Corporation's Y2K team had completed the awareness and assessment phases for all systems and applications. Currently, the team is in the renovation and validation phase and December 31, 1998, has been identified as a target completion date for this phase of the project.

Management anticipates that most of the Bank's programs will be capable of identifying the turn of the century. The issue is closely monitored by management and full readiness is expected by the end of 1998. Additionally, contingency plans have been developed for all critical systems and applications determined to be Year 2000 compliant. These contingencies, should they be needed, will be implemented beginning December 31, 1998. Contingency plans will also be developed and implemented for systems and applications that have met Year 2000 compliance. While the Corporation does not anticipate that any year 2000 computer problems or expenses required to correct such problems will materially affect its financial condition and results of operations, no assurance can be given in this regard. The Y2K team's utmost attention and resources are being directed to meet full readiness.

                   Forward Looking Statements

When used in this discussion or future filings by the Corporation with the Securities and Exchange Commission, or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate", "project," "believe" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Corporation wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, changes in levels of market interest rates, credit risks of lending activities and competitive and regulatory factors, could affect the Corporation's financial performance and could cause the Corporation's actual results for future periods to differ materially from those anticipated or projected.

The Corporation is not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on its liquidity, capital resources or operations except as discussed herein. The Corporation is not aware of any current recommendations by regulatory authorities which would have such effect if implemented.

                      PART II - OTHER INFORMATION


Item 4 - Submission of Matters to a Vote of Security Holders

Consumers Bancorp, Inc. held its Annual meeting of Shareholders on September, 16, 1998, for the purpose of electing three directors and to transact such other business as would properly come before the meeting. Results of shareholder voting on these individuals were as follows:

                                 Election of Directors

        James R. Kiko  Walter J. Young  J.V. Hanna  John P. Furey

For        563,653           563,749     563,749         562,249
Withhold       432               336         336           1,836
Abstain        -0-               -0-         -0-             -0-


Item 5 - Other Information

N/A

Item 6 - Exhibits and Reports on Form 8-K

A.  Exhibits
      There are no exhibits submitted with this report.

B. Reports on Form 8-K - No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1998.

                            10-QSB

                     CONSUMERS BANCORP, INC.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                   CONSUMERS BANCORP, INC.
                                       (Registrant)






Date:  November 3, 1998           /s/ Laurie L. McClellan
                                  -----------------------
                                      Laurie L. McClellan
                                      Chairman


Date:  November 3, 1998           /s/ Mark S. Kelly
                                  -----------------------
                                      Mark S. Kelly
                                      President and C.E.O.
                                      Principal Financial Officer