Form 10QSB
period 1998-12-31
CONSUMERS BANCORP INC /OH/
filed 1999-02-12
CIK 1006830

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10 - QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1998
                               -----------------

Commission file number
      033-79130                         CONSUMERS BANCORP, INC.
                                        -----------------------
                          (Exact name of Registrant as specified in its charter)

                  OHIO                                  34-1771400
                  ----                                  ----------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)


614 E. Lincoln Way
Minerva, Ohio                                        44657
-------------                                        -----
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code 330-868-770l
                                                   ------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes                No  X
                                     ----              ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

    Common Stock, $3.33 Stated Value        Outstanding at February 5, 1999
                                                     715,745 Common Shares

                             CONSUMERS BANCORP, INC.
                                   FORM 10-QSB
                         QUARTER ENDED DECEMBER 31, 1998

                         PART I - FINANCIAL INFORMATION


Item 1 - Financial Statements

Interim financial information required by Rule 10-01 of Regulation S-X (17 CFR
Part 210) is included in this Form 10-QSB as referenced below:

                                                                            Page
                                                                          Number (s)
                                                                          ----------

Consolidated Balance Sheets                                                    1

Consolidated Statements of Income                                              2

Consolidated Statements of Comprehensive Income                                3

Condensed Consolidated Statements of Changes in
Shareholders' Equity                                                           4

Condensed Consolidated Statements of Cash Flows                                5

Notes to the Consolidated Financial Statements                              6-10

Item 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             11-19


                                         PART II - OTHER INFORMATION

Item 3 - Submission of Matters to a Vote of Security Holders                  20

Item 4 - Other Information                                                    20

Item 5 - Exhibits and Reports on Form 8-K                                     20

Signatures                                                                    21

                             CONSUMERS BANCORP, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

(In thousands of dollars, except per share amounts)

                                                          DEC. 31,      JUNE 30,
                                                            1998         1998
                                                         ---------    ---------

ASSETS
Cash and cash equivalents                                $   5,541    $   4,802
Federal funds sold                                           8,650        7,725
Securities, available for sale                              22,344       19,248
Loans, net                                                  93,085       93,906
Cash surrender value of life insurance                       1,964        1,476
Premises and equipment, net                                  2,834        2,781
Accrued interest and other assets                            1,195        1,683
                                                         ---------    ---------
         Total Assets                                    $ 135,613    $ 131,621
                                                         =========    =========

LIABILITIES
Deposits:
         Noninterest bearing, demand                     $  21,237    $  17,713
         Interest-bearing demand                            11,381        9,828
         Savings                                            42,220       42,324
         Time                                               45,592       46,858
                                                         ---------    ---------

             Total deposits                                120,430      116,723
Federal Home Loan Bank advances                              3,037        3,113
Accrued and other liabilities                                1,359        1,654
                                                         ---------    ---------

         Total Liabilities                                 124,826      121,490
SHAREHOLDERS' EQUITY
Common stock ($3.33 stated value, 720,000 shares
     authorized and issued)                                  2,400
                                                                          2,400
Capital surplus                                              2,427        2,400
Retained earnings                                            5,958        5,389
Treasury stock, at cost (4,255 at Dec.31, and
4,250 at June 30)                                             (136)        (108)
Unrealized gain on securities available for sale               138           50
                                                         ---------    ---------
         Total Shareholders' Equity                         10,787       10,131
                                                         ---------    ---------
         Total Liabilities and Shareholders' Equity      $ 135,613    $ 131,621
                                                         =========    =========

             See the Notes to the Consolidated Financial Statements

                             CONSUMERS BANCORP, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


(In thousands of dollars, except per share amounts)

                                              SIX MONTHS ENDED  THREE MONTHS ENDED
                                                DECEMBER 31,     DECEMBER 31,
                                                1998     1997    1988      1997
                                               ------   ------   ------   ------

Interest income:
     Interest and fees on loans                $4,594   $4,504   $2,302   $2,037
     Investments & mortgage-backed
     securities:
         Taxable                                  578      473      283      279
         Tax exempt                                56       53       28       25
     Federal  funds sold                          172       88       74       71
                                               ------   ------   ------   ------
     Total interest income                      5,400    5,118    2,687    2,412

Interest expense:
     Deposits                                   2,054    2,021      998      955
     FHLB advances                                100       98       49       27
                                               ------   ------   ------   ------
     Total interest expense                     2,154    2,119    1,047      982

Net interest income                             3,246    2,999    1,640    1,430
Provision for loan losses (Note 4)                153       85      115       18
                                               ------   ------   ------   ------
Net interest income after provision
for loan losses                                 3,093    2,914    1,525    1,412

Other income:
     Service charges on deposits                  252      194      123      106
     Other income                                 165      100       96       56
                                               ------   ------   ------   ------
Total other income                                417      294      219      162

Other expenses:
Salaries and Employee Benefits                  1,135    1,038      587      496
Occupancy                                         360      288      181      143
Other non-interest expense                        687      656      354      347
                                               ------   ------   ------   ------
Total other expenses                            2,182    1,982    1,122      986

Income before income taxes                      1,328    1,226      621      588
Provision for income taxes                        452      418      211      159
                                               ------   ------   ------   ------
Net income                                     $  876   $  808   $  411   $  429
                                               ======   ======   ======   ======

Basic earnings per share                       $ 1.22   $ 1.13   $  .57   $  .60
                                               ======   ======   ======   ======

             See the Notes to the Consolidated Financial Statements

                             CONSUMERS BANCORP, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

(In thousands of dollars)

                                                                SIX MONTHS ENDED
                                                                  DECEMBER 31,
                                                               1998         1997
                                                               ----         ----

Net Income                                                     $876         $808

Other comprehensive income, net of tax
   Unrealized gains on securities:
      Unrealized gains arising
         during the period                                       88           86
                                                               ----         ----

Comprehensive income                                           $964         $894
                                                               ====         ====

             See the Notes to the Consolidated Financial Statements

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

(In thousands of dollars, except per share amounts)

                                                                  SIX MONTHS ENDED
                                                                    DECEMBER 31,
                                                                1998         1997
                                                              --------    --------

Balance at beginning of period                                $ 10,131    $  8,947

Net income                                                         876         808

Cash dividends $0.43 and $0.31
  per share, respectively                                         (307)       (323)

Treasury stock purchases                                           (49)        -0-

Treasury stock sales                                                48         -0-

Unrealized gain on investment securities available for sale         88          86
                                                              --------    --------

Balance at end of period                                      $ 10,787    $  9,518
                                                              ========    ========


             See the Notes to the Consolidated Financial Statements

                             CONSUMERS BANCORP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
(In thousands of dollars)

                                                    SIX MONTHS ENDED DECEMBER 31
                                                         1998       1997
                                                         ----       ----

CASH FLOWS FROM OPERATING ACTIVITIES
         Net income                                    $   876    $   808
         Adjustments to reconcile net income to net
            cash from operating activities                 539        269
                                                       -------    -------

                  Net cash from operating activities     1,415      1,077
                                                       -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES
         Securities available for sale
             Purchases                                  (5,686)    (1,478)
             Sales                                         -0-        999
             Maturities and principal paydowns           2,618      1,420
         Net increase in federal funds sold               (925)      (450)
         Net decrease (increase) in loans                  671     (5,507)
         Acquisition of premises and equipment            (232)      (640)
         Purchase of life insurance policies              (445)      (170)
                                                       -------    -------

                  Net cash from investing activities    (3,999)    (5,826)
                                                       -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES
         Net increase in deposit accounts                3,707      3,701
         Proceeds from FHLB advances                       -0-        650
         Repayments of FHLB advances                       (76)       (59)
         Dividends paid                                   (307)      (323)
         Purchase of treasury stock                        (49)       -0-
         Sale of treasury                                   48        -0-
                                                       -------    -------

                  Net cash from financing activities     3,323      3,969
                                                       -------    -------

Increase (decrease) in cash and cash equivalents           739       (780)

Cash and cash equivalents, beginning of year             4,802      5,047

CASH AND CASH EQUIVALENTS, END OF PERIOD               $ 5,541    $ 4,267
                                                       =======    =======


             See the Notes to the Consolidated Financial Statements

                             CONSUMERS BANCORP, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands of dollars, except per share amounts)

NOTE 1 - Principles of Consolidation: The consolidated financial statements include the accounts of Consumers Bancorp, Inc. (Corporation) and its wholly-owned subsidiary, Consumers National Bank (Bank). All significant intercompany transactions have been eliminated in the consolidation.

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated balance sheets of the Corporation at December 31, 1998, and its income and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances. The Annual Report for the Corporation for the year ended June 30, 1998, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

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

Cash Reserves: Consumers National Bank is required by the Federal Reserve to maintain reserves consisting of cash on hand and noninterest-bearing balances on deposit with the Federal Reserve Bank. The required reserve balance at December 31, 1998 was $849 and at June 30, 1998 was $846.

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

                             CONSUMERS BANCORP, INC.

(In thousands of dollars, except per share amounts.)

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

Loan impairment is reported when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer, and credit card loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected from the collateral. Loans are evaluated for impairment when payments are delayed, typically 90 days or more, or when it is probable that not all principal and interest amounts will be collected according to the original terms of the loan. No loans were determined to be impaired, as of and for the periods ended December 31, 1998 and June 30, 1998.

Cash Surrender Value of Life Insurance: The Bank has purchased single-premium life insurance policies to insure the lives of the participants in the salary continuation plan. As of December 31, 1998, the Bank has total purchased policies of $1,785 (total death benefit $5,408) with a cash surrender value of $1,964. As of June 30, 1998, the Bank had total purchased policies of $1,340 (total death benefit $3,967) with a cash surrender value of $1,476. The amount included in income (net of policy commissions and mortality costs) was approximately $48 and $40 for the periods ended December 31, 1998 and 1997.

Premises and Equipment: Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed over the assets' useful lives on an accelerated basis, except for buildings for which the straight-line basis is used.

Other Real Estate Owned: Real estate properties, other than Company premises, acquired through, or in lieu of, loan foreclosure are initially recorded at fair value at the date of acquisition. Any reduction to fair value from the carrying value of the related loan at the time of acquisition is accounted for as a loan loss. After acquisition, a valuation allowance reduces the reported amount to the lower of the initial amount or fair value less costs to sell. Expenses, gains and losses on disposition, and changes in the valuation allowance are reported in other expenses. There were no properties held as other real estate owned at December 31, 1998 and June 30, 1998.

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

Earnings and Dividends Declared per Share: Earnings per common share are computed based on the weighted average common shares outstanding. The number of outstanding shares used was 715,745 and 716,808 for the periods ending December 31, 1998 and June 30, 1998. The Company's capital structure contains no dilutive securities. All prior period per share information has been restated for the effect of the stock split.

                             CONSUMERS BANCORP, INC.

(In thousands of dollars, except per share amounts.)

The Company declared a three-for-one stock split during the year ended June 30, 1998. In conjunction with the stock split, the Company changed the stated value of common stock from $10.00 to $3.33 and issued 480,000 shares of common stock. As of December 31, 1998 the Company has 720,000 shares of common stock authorized and issued.

Statement of Cash Flows: For purposes of reporting cash flows, cash and cash equivalents include the Company's cash on hand and due from banks. The company reports net cash flows for customer loan transactions and deposit transactions. For the six months ended December 31, 1998 and 1997, the Corporation paid $ 2,494 and $ 2,146 in interest and $470 and $475 in income taxes.

NOTE  2 -  INVESTMENT SECURITIES

The amortized cost and estimated fair value of the securities available for sale, as presented on the consolidated balance sheet at December 31, 1998, and June 30, 1998 are as follows:

                                                                       December 31, 1998
                                                                       -----------------

                                                                       Gross       Gross      Estimated
                                                       Amortized    Unrealized   Unrealized      Fair
                                                        Cost           Gains      Losses        Value
                                                     --------------------------------------------------
Securities available for sale:
U.S. Treasury and Federal Agencies                   $   12,601   $      224   $       -0-   $   12,825

Obligations of states and
   political subdivisions                                 2,276           65          (15)        2,326

Mortgage-backed securities                                6,480            8          (73)        6,415
Other securities                                            778           -0-          -0-          778
                                                     --------------------------------------------------

         Total investment securities                 $   22,135   $      297   $      (88)   $   22,344
                                                     ==================================================

                                                                          June 30, 1998
                                                                          -------------

                                                                       Gross       Gross      Estimated
                                                       Amortized    Unrealized   Unrealized      Fair
                                                        Cost           Gains      Losses        Value
                                                     --------------------------------------------------
Securities available for sale:
U.S. Treasury and Federal Agencies                   $   13,112   $       93   $       (4)   $   13,201
Obligations of states and
   political subdivisions                                 2,366           50           (4)        2,412

Mortgage-backed securities                                2,916          -0-          (61)        2,855
Other securities                                            780          -0-          -0-           780
                                                     --------------------------------------------------
         Total investment securities                 $   19,174   $      143   $      (69)   $   19,248
                                                     ==================================================

                             CONSUMERS BANCORP, INC.

(In thousands of dollars, except per share amounts.)

During the six month period ended December 31, 1998 and December 31, 1997, there were no sales or transfer of securities classified as available for sale.

The amortized cost and estimated fair value of debt securities at December 31, 1998, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                            December 31, 1998

                                                     Estimated
                                           Amortized   Fair
                                             Cost      Value
                                           --------- ---------
Securities available for sale:
   Due in one year or less                  $ 2,020   $ 2,032
   Due after one year through five years     10,022    10,238
   Due after five years through ten years     2,658     2,713
   Due after ten years                          294       285
                                            -------   -------

             Total                          $14,994   $15,268

Mortgage-backed securities                    6,480     6,415
   Equity Securities                            661       661
                                            -------   -------
                                                          661
             Total                          $22,135   $22,344
                                            =======   =======

At December 31, 1998, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies and corporations, with an aggregate book value which exceeds 10% of shareholders' equity.

                             CONSUMERS BANCORP, INC.

(In thousands of dollars)

Note 3 - Loans
--------------

Total loans as presented on the balance sheets are comprised of the following classifications:

                                                   Dec. 31, 1998 June 30, 1998
                                                   ------------- -------------

Real estate - residential mortgage                   $   41,915    $   44,072
Real estate - construction                                1,143         1,609
Commercial, financial, and agricultural                  37,536        36,449
Personal and other                                       13,818        13,116
Unearned Fees and costs                                    (192)         (195)
Allowance for possible loan losses                       (1,135)       (1,145)
                                                     ----------    ----------

Net Loans                                            $   93,085    $   93,906
                                                     ==========    ==========


No loans were determined to be impaired at either December 31, 1998, or June 30, 1998, nor were there any such loans during the period then ended. At December 31, 1998, loans in non-accrual status totaled $ 372 at December 31, 1998 and at June 30, l998, totaled $ 43. There was no other real owned as of December 31, 1998, or June 30, 1998.

Note 4 - Allowance for Loan Losses
----------------------------------

A summary of activity in the allowance for loan losses for the six months ended December 31, 1998, and December 31, 1997, are as follows:

(in thousands of dollars)                               1998          1997
                                                        ----          ----

Balance at beginning of period                       $    1,145    $    1,060
Loans charged off                                          (185)          (32)
Recoveries of loans previously charged off                   22            12
Provision                                                   153            85
                                                     ----------    ----------
Balance at end of period                             $    1,135    $    1,125
                                                     ==========    ==========

                             CONSUMERS BANCORP, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

(In thousands of dollars, except per share data)

GENERAL
The following is managements analysis of the Corporation's results of operations as of and for the three month and six month periods ended December 31, 1998, compared to the same period in 1997, and the consolidated balance sheets at December 31, 1998 compared to December 31, 1997. This discussion is designed to provide a more comprehensive review of the operating results and financial condition than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

RESULTS OF OPERATIONS
Net Income. The Corporation earned net income of $411 for the three months ended December 31, 1998 compared to $429 for the three months ended December 31, 1997. This decrease was primarily due to an increase in income tax expense and an increase in other expenses. Net income increased $68 or 8.4% for the six months ended December 31, 1998 as compared to the comparable period in 1997. The increase is due to an increases in net interest income and all other income partially offset by increases in other expense.

Net Interest Income. Net interest income totaled $1,640 for the three months ended December 31, 1998 compared to $1,430 for the three months ended December 31, 1998, an increase of $210 or 14.7%. Net interest income totaled $3,246 for the six months ended December 31, 1998 compared to $2,999 for the six months ended December 31, 1997, an increase of $247 or 8.2%. The additional net interest income was primarily due to the increase in interest and fees on loans resulting from an increase in average loans outstanding, and an increase in the yield on loans, which was partially offset by increases in interest expense due to an increase in average interest bearing liabilities during the year.

Interest and fees on loans increased $265, or 13%, to $2,302 for the three months ended December 31, 1998 from $2,037 for the three months ended December 31, 1997. Interest and fees on loans increased $282 or 5.5% for the six months ended December 31, 1998 as compared to the six months ended December 31, 1997. The increase in interest income was due to higher average loans outstanding. The yield on average loans outstanding for the three month and six month periods ended December 31, 1998 was 9.58% and 9.61% respectively.

Interest earned on taxable and tax-exempt securities totaled $311 for the three month period ended December 31, 1998 compared to $304 for the three month period ended December 31, 1997. The increase was primarily the result of significantly higher average balances due to securities purchases made during the past three months, caused by somewhat slower loan growth. Interest income on federal funds sold increased by $3 for the three months ended December 31,

                             CONSUMERS BANCORP, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

(In thousands of dollars, except per share data)

1998, due to an increase in the average out standings. As loan growth has recently slowed, excess funds have been maintained in short term investments such as federal funds sold and are gradually being invested in various securities as opportunities arise, with consideration given to future funding needs.

Interest paid on deposits increased $43, or 4.5% for the three months and $35 or 1.7% for the six months ended December 31, 1998 compared to the three months and six months ended December 31, 1997 respectively. The increase was primarily a result of the increase in average interest-bearing deposits during the period and was partially offset by a decline in interest rates.

Interest paid on FHLB Advances totaled $49 for the three months ended December 31, 1998 as compared to $27 for the three months ended December 31, 1997. Interest paid on advances for the six months ended December 31, 1998 was $100 as compared to $97 for the comparable period in 1997. The change was a result of an increase in the average level of borrowings from 1997 to 1998 as well as an increase in the cost of borrowings.

Provision for Loan Losses. The Corporation maintains an allowance for loan losses in an amount which, in managements judgment, is adequate to absorb reasonably foreseeable losses inherent in the loan portfolio. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors, including the performance of the Corporation's loan portfolio, the economy, changes in collateral values and interest rates, and the view of the regulatory authorities toward loan classifications. The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses, after net charge-offs have been deducted, to bring the allowance to a level which is considered adequate to absorb losses inherent in the loan portfolio. The amount of the provision is based on management's monthly review of the loan portfolio and consideration of such factors as historical loss experience, economic conditions, changes in the size and composition of the loan portfolio, and specific borrower considerations, including the ability to repay the loan and the estimated value of the underlying collateral.

The provision for loan losses for the three months ended December 31, 1998 totaled $115 as compared to $18 for the year ended December 31, 1997, an increase of $97, or 538.9%. The allowance for loan losses totaled $1,135, or 1.20% of total loans receivable at December 31, 1998, compared with $1,145, or 1.20% of total loans receivable at June 30, 1998. The increase in the provision is reflective of the fact that the Corporation provided for net charge-offs during the period. Net charge-offs to average loans increased from .04% for the six month period ended December 31, 1997 to .34% for the six month period ended December 31, 1998. This increase results primarily from the charge-off of two credits. Notwithstanding the charge-off history, management believes it is prudent to continue to increase the allowance for loan losses as total

                             CONSUMERS BANCORP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands of dollars, except per share data)


loans increase. Accordingly management anticipates it will continue its provisions to the allowance for loan losses whenever loan growth occurs.

Other Income. Other income primarily includes service charges on deposits and other miscellaneous income. Other income of $219 for the three months ended December 31, 1998 represented an increase of $57, or 35.2% compared to the $162 of other income for the three months ended December 31, 1997. The increase was primarily due to an increase in service charge income on deposits resulting from adjustments made to the deposit service fee schedule, as well as the growth in deposit balances from the prior period. Increased income has also been realized from the increase in cash surrender value of life insurance, and fee income related to facilitating the origination of long term fixed rate loans for a third party. Management has elected not to make long term fixed rate mortgage loans on its balance sheet, and has entered into an arrangement whereby it assists a third party originate long term fixed rate loans by taking loan applications, and assisting in the completion of certain loan documents for which it is paid a fee. The arrangement allows the Corporation to meet its customers' needs by offering an opportunity to obtain long term fixed rate financing on a primary residence and is a source of additional non-interest income.

Other expense. Other expense totaled $1,122 for the three months ended December 31, 1998 compared to $986 for the three months ended December 31, 1997, an increase of $136, or 13.8%. Other expense increased $200 or 10.1% for the six month period ended December 31, 1998 as compared to 1997. Increases in salaries and benefits, occupancy, and other expenses were the primary reason for the increase.

Salary and benefits expense increased $91, or 18.3% and $97 or 9.3% for the three and six month periods ended December 31, 1998 as compared to December 31, 1997, respectively. The increase is the result of normal annual merit increases and the addition of new employees to facilitate growth. The increase in occupancy expense of $38 and $72 for the three and six month periods ended December 31, 1998 as compared to December 31, 1997, respectively, was primarily due to the depreciation and maintenance associated with two major projects which added to the net premises and equipment balance sheet totals. A large addition was made to the main office in Minerva to increase space for loan department and management offices. In addition, ATM machines were installed at four of the branch office locations during the second quarter of the last fiscal year. The increase in other expense was attributable to a general increase in various overhead categories due to continued growth of the Corporation.

Income tax expense. The volatility of income tax expense is primarily attributable to the change in income before income taxes. The provision for income taxes totaled $211 for the three months ended December 31, 1998 compared to $159 for the three months ended December 31, 1997, an

                             CONSUMERS BANCORP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands of dollars, except per share data)


increase of $52, or 32.7%. The effective tax rates was 34.0% for the three and six month periods ended December 31, 1998 and 1997 respectively.

FINANCIAL CONDITION

Total assets at December 31, 1998 were $135,613 compared to $131,621 at June 30, 1998, an increase of $3,992, or 3.0%. The increase in total assets was primarily due to increases in mortgage backed securities funded by deposit growth. Loan receivables decreased $821 from $93,906 at June 30, 1998 to $93,085 at December 31, 1998. Personal loan totals increased for the period while residential real estate loans decreased $2,157, or 4.9%, real estate construction loans decreased $466, or 29%, and commercial, financial, and agricultural loans increased $1,087, or 3.0%. The decreases are caused by customer refinances to take advantage of the current low rates available on many real estate loans. Loan growth should show a gradual increase as these refinancings slow in the near future. Excess funds have been shifted to investments in available for sale securities, which have increased from $19,248 at June 30, 1998 to $22,344 at December 31, 1998, or 16.1%.

Total shareholders equity increased from $10,131 at June 30, 1998, to $10,787 at December 31, 1998. This increase is a combination of net income for the period along with an increase in the unrealized gain on available for sale securities, offset by purchases of treasury stock and cash dividends paid.

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

The Corporation groups its loan portfolio into four major categories: commercial loans, real estate loans, personal loans, and credit card outstanding balances. Commercial loans are comprised of both variable rate notes subject to daily interest rate changes based on the prime rate, and fixed rate notes having maturities of generally not greater than five years. Commercial loans have shown impressive growth recently, with outstanding balances up by $1,087, or 3.0% since June 30, 1998. This is mainly due to the Corporation's ability to tailor loan programs to the specific requirements of the business, professional, and agricultural customers in its market area. The Corporation's real estate loan portfolio consists of three basic segments: conventional mortgage loans having fixed rates and maturities not exceeding fifteen years, variable rate home

                             CONSUMERS BANCORP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands of dollars, except per share data)


equity lines of credit, and fixed rate loans having maturity or renewal dates that are less than the scheduled amortization period. Real estate loan growth has slowed through the past two year period after several years of substantial growth. Competition is very heavy in the Corporation's market for these types of loans, both from local and national lenders. In 1997 the Corporation became affiliated with the Community Mortgage Network, which is a program that allows the Corporation to offer very attractive mortgage loan options to its customers. The personal loans offered by the Corporation are generally written for periods up to five years, based on the nature of the collateral. These may be either installment loans having regular monthly payments, or demand type loans for short periods of time. Credit card receivables are made up of charge card account holders who are mainly established customers of the Corporation, with the Corporation maintaining a very conservative policy on card limits and new accounts. Personal loans and credit card receivables have remained at relatively the same levels during the past full fiscal year.

Funds not allocated to the Corporation's loan portfolio are invested in various securities having diverse maturity schedules. The majority of the Corporation's investments are held in U.S. Treasury securities or other securities issued by U.S. Government agencies, and to a lesser extent, investments in tax free municipal bonds. Net interest yields for the investment account were 5.64% and 5.80% respectively for the three month and six month periods ended December 31, 1999.

The Corporation offers several forms of deposit programs to its customers. The rates offered by the Corporation and the fees charged for them are competitive with others available currently in the market area. Time deposit interest rates have continued their downward trend this period that began during the middle of the last fiscal year. These rates had been relatively high for some time as many financial institutions attempted to attract and keep new deposits to fund loan growth, but as this growth has slowed, rates have slipped lower as well. Interest rates on demand deposits and savings deposits continue to fall to low historical levels. As a result of the current rate structure on deposits, growth has been flat recently, with some loss of deposit base during the current quarter.

Jumbo time deposits (those with balances of $100 and over) have decreased from $10,662 at June 30, 1998 to $9,814 December 31, 1998, or 8.6%. These deposits are monitored closely by the Corporation, priced on an individual basis, and often matched with a corresponding investment instrument. The Corporation has on occasion used a fee paid broker to obtain these types of funds from outside its normal service area as another alternative for its funding needs. These deposits are not relied upon as a primary source of funding however, and the Corporation can foresee no dependence on these types of deposits for the near term.

                             CONSUMERS BANCORP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands of dollars, except per share data)

To provide an additional source of loan funds, the Corporation has entered into an agreement with the Federal Home Loan Bank (FHLB) of Cincinnati to obtain matched funding for loans. Repayment is made either over a fifteen year period, or over a three year period with a balloon payment. At December 31, 1998, these FHLB balances totaled $3,037. The Corporation considers this agreement with the FHLB to be a good source of loan funding, secondary to its deposit base.

A monthly rate sensitivity report is used to determine the effect of interest rate changes on the financial statements. In the opinion of management, enough assets or liabilities could be repriced over the near term (up to three years) to compensate for such changes. The spread on interest rates, or the difference between the average earning assets and the average interest bearing liabilities, is monitored quarterly. It is the Corporation's goal to maintain this spread at better than 4.0%. The spread for the three and six month period ended at December 31, 1998 was 5.19% and 5.14%, respectively and for the fiscal year ended June 30, 1998 was 5.2%.

CAPITAL RESOURCES

                                   December 31, 1998           June 30, 1998
                                   -----------------           -------------
Tier 1 Capital                  Amount        Percent      Amount        Percent
--------------               ------------------------   ------------------------
         Actual              $   10,640         12.1%   $   10,050         11.5%
         Required                 3,517          4.0%        3,490          4.0%

Total Risked Based Capital
--------------------------
         Actual              $   11,740         13.3%   $   11,150         12.8%
         Required                 7,061          8.0%        6,990          8.0%

The subsidiary Bank is subject to various regulatory capital requirements administered by federal regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory actions that, if undertaken, could have a direct material affect on the Bank's financial statements. The Bank is considered well capitalized under the Federal Deposit Insurance Act at December 31, 1998. Management is not aware of any matters occurring subsequent to December 31, 1998 that would cause the Bank's capital category to change.

RECENT ACCOUNTING DEVELOPMENTS

Recent pronouncements by the Financial Accounting Standards Board ("FASB") will have an impact on financial statements issued in subsequent periods. Set forth below are summaries of such pronouncements.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and display of comprehensive income and its

                             CONSUMERS BANCORP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (In thousands of dollars, except per share data)

components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Income tax effects must also be shown. This Statement is effective for fiscal years beginning after December 15, 1997.

In June 1997, the FASB issued SFAS No. 131 "Disclosures about Segnents of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997.

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

These statements are not expected to have a material effect on the Corporation's consolidated financial position or results of operation.

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

(In thousands of dollars, except per share data)

YEAR 2000 ISSUE

Many computer programs use only two digits to identify a year in the date field and were apparently designed and developed without considering the impact of the upcoming change in the century. Such programs could erroneously read entries for the Year 2000 ["Y2K"] as the year 1900. This could result in major system failures and miscalculations.

It is anticipated that approximately $50 will be spent on the preparedness project. This includes assessment, renovation (if necessary) and validation of all systems and applications.

Rapid and accurate data processing is essential to the operation of financial institutions, such as Consumers National Bank. As a result, the Corporation has formed a Year 2000 committee to assess the extent to which the Bank and its outside vendors may be adversely affected by Year 2000 problems. At the end of this fiscal year, the Corporation's Y2K team had completed the awareness and assessment phases for all systems and applications. Currently, the team is in the renovation and validation phase and December 31, 1998, was identified as a target completion date for this phase of the project. Of the twenty mission critical tasks, all but one has been validated, with its validation date being extended to March 31, 1999. Management has completed a mailing of a questionnaire to business loan customers with balances $100 and greater to establish a risk analysis of these customers. To date there has been a 100% return of the questionnaires. Letters of the Corporation's Y2K readiness have been sent to 100% of the banks checking customers and to all other deposit customers with aggregate accounts greater than $100.

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

(In thousands of dollars, except per share data)

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

GENERAL

The bank opened Community Finance Home Mortgage Company, a consumer finance company, as a subsidiary during November 1998 at 2368A East State Street Salem, Ohio. The establishment of the finance subsidiary allows the bank to pursue small loans to those customers who typically may or may not qualify under the more stringent credit requirements for commercial bank credit. These loans typically provide greater interest income and credit risk. Management anticipates improving interest margins without taking on substantial credit risk.

The bank will open a full service branch at 610 West State Street Alliance, Ohio during March 1999.

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
--------------------------

         There is no pending litigation, other than routine litigation incidental to the business of Consumers Bancorp Inc. `the Corporation' and its affiliate, or of a material nature involving or naming the Corporation or its affiliate as a defendant. Further, there are no material legal proceedings in which any director, executive officer, principal shareholder or affiliate of the Corporation is a party or has a material interest which is adverse to the Corporation or its affiliate. None of the routine litigation in which the Corporation or its affiliate are involved is expected to have a material adverse upon the financial position or results of operations of the Corporation or its affiliate.

Item 2 - Changes in Securities
------------------------------

         Not Applicable.

Item 3 - Defaults Upon Senior Securities
----------------------------------------

         Not Applicable.

Item 4 - Submission of Matters to a Vote of Security Holders.
----------------------------------------------------------------------------
         Not Applicable.

Item 5 - Other Information
--------------------------

         Not Applicable.

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

A.  Exhibits

       Exhibit 11 Statement regarding Computation of Per Share Earnings (included in Note 1 to the Consolidated Financial Statements).

       Exhibit 27  Financial Data Schedules.


B. Reports on Form 8-K - No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1998.

                                     10-QSB
                             CONSUMERS BANCORP, INC.
                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                  CONSUMERS BANCORP, INC.
                                  -----------------------
                                       (Registrant)







Date:  February 5, 1999           /s/ Mark S. Kelly
-----------------------           --------------------------------
                                  Mark S. Kelly
                                  President and C.E.O.





Date: February 5, 1999            /s/ Paula J. Meiler
-----------------------           --------------------------------
                                  Paula J. Meiler
                                  Chief Financial Officer