Form 10QSB
period 1999-03-31
CONSUMERS BANCORP INC /OH/
filed 1999-05-11
CIK 1006830

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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

Registrant's telephone number, including area code 330-868-7701
                                                   ------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes    No X
                                   ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock, $3.33 Stated Value        Outstanding at May 10, 1999
                                           715,745 Common Shares

                             CONSUMERS BANCORP, INC.
                                   FORM 10-QSB

                          QUARTER ENDED MARCH 31, 1999

                          PART I-FINANCIAL INFORMATION

Item 1-Financial Statements

Interim financial information required by Rule 10-01 of Regulation S-X (17 CFR
Part 210) is included in this Form 10-QSB as referenced below:

                                                                                     Page
                                                                                   Number (s)
                                                                                   ----------
Consolidated Balance Sheets                                                            1

Consolidated Statements of Income                                                      2

Consolidated Statements of Comprehensive Income                                        3

Condensed Consolidated Statements of Changes in
Shareholders' Equity                                                                   4

Condensed Consolidated Statements of Cash Flow                                         5

Notes to the Consolidated Financial Statements                                      6-10

Item 2- Management's Discussion and Analysis of Financial                          11-19
        Condition and Results of Operations

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                            20

Item 2 - Changes in Securities and Use of Proceeds                                    20

Item 3 - Defaults upon Senior Securities                                              20

Item 4 - Submission of Matters to a Vote of Security Holders                          20

Item 5 - Other Information                                                            20

Item 6 - Exhibits and Reports on Form 8-K                                             20

Signatures                                                                            21

                             CONSUMERS BANCORP, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands of dollars, except per share amounts)
                                                                        Mar. 31,         June 30,
                                                                            1999             1998
ASSETS
Cash and cash equivalents                                               $  4,219         $  4,802
Federal funds sold                                                         5,700            7,725
Securities, available for sale                                            23,479           19,248
Loans, net                                                                91,902           93,906
Cash surrender value of life insurance                                     1,983            1,476
Premises and equipment, net                                                3,027            2,781
Accrued interest and other assets                                          1,338            1,683
                                                                        --------         --------
          Total assets                                                  $131,648         $131,621
                                                                        ========         ========
LIABILITIES
Deposits:
     Non-interest bearing, demand                                      $  16,853        $  17,713
     Interest-bearing, demand                                              9,715            9,828
     Savings                                                              42,719           42,324
     Time                                                                 46,985           46,858
                                                                        --------         --------
          Total Deposits                                                 116,272          116,723
Federal Home Loan Bank advances                                            2,998            3,113
Accrued and other liabilities                                              1,370            1,654
                                                                        --------         --------
          Total Liabilities                                              120,640          121,490

SHAREHOLDERS' EQUITY
Common stock ($3.33 stated value, 720,000 shares
     authorized and issued)                                                2,400            2,400
Capital surplus                                                            2,427            2,400
Retained earnings                                                          6,270            5,389
Treasury stock, at cost (4,255 at Mar. 31, and

4,250 at June 30)                                                          (136)            (108)
Unrealized gain on securities available for sale                              47               50
                                                                              --               --
          Total Shareholders' Equity                                      11,008           10,131
                                                                        --------         --------
          Total Liabilities and Shareholders' Equity                    $131,648         $131,621
                                                                        ========         ========

             See the Notes to the Consolidated Financial Statements

                             CONSUMERS BANCORP, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

 (In thousands of dollars, except per share amounts)

                                         Nine Months Ended    Three Months Ended
                                             March 31,             March 31,
                                          1999       1998       1999       1998
                                         ------     ------     ------     ------
Interest income:
   Interest and fees on loans            $6,831     $6,746     $2,237     $2,242
   Investments & mortgage-backed
   securities:
      Taxable                               872        700        294        228
      Tax exempt                             89         79         33         26
   Federal funds sold                       241        140         69         51
                                         ------     ------     ------     ------
   Total interest income                  8,033      7,665      2,633      2,547

Interest expense:
   Deposits                               2,985      3,005        931        984
   FHLB advances                            149        148         49         50
                                         ------     ------     ------     ------
   Total interest expense                 3,134      3,153        980      1,034

Net interest income                       4,899      4,512      1,653      1,513
Provision for loan losses (Note 4)          195         97         42         12
                                         ------     ------     ------     ------

Net interest income after
   Provision for loan losses              4,704      4,415      1,611      1,501

Other income:
   Service charges on deposits              393        291        141         97
   Other income                             308        172        143         72
                                         ------     ------     ------     ------
   Total other income                       701        463        284        169

Other expenses:
   Salaries and employee benefits         1,808      1,573        673        535
   Occupancy                                559        458        199        170
   Other non-interest expense             1,070        995        383        339
                                         ------     ------     ------     ------
   Total other expenses                   3,437      3,026      1,255      1,044

Income before income taxes                1,968      1,852        640        626
Provision for income taxes                  637        598        185        180
                                         ------     ------     ------     ------
Net Income                               $1,331     $1,254     $  455     $  446
                                         ======     ======     ======     ======
Basic earnings per share                 $ 1.86     $ 1.75     $  .64     $  .62
                                         ======     ======     ======     ======

             See the Notes to the Consolidated Financial Statements

                             CONSUMERS BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

(In thousands of dollars)
                                                                   Nine Months Ended
                                                                       March 31,
                                                                  1999             1998
                                                                  ----             ----
Net Income                                                       $1,331           $1,254

Other comprehensive income, net of tax
  Unrealized gains on securities:
      Unrealized (losses) gains arising
          during the period                                         (3)              104
                                                                 ------          -------
Comprehensive income                                             $1,328          $ 1,358
                                                                 ======          =======







             See the Notes to the Consolidated Financial Statements

                             CONSUMERS BANCORP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                        SHAREHOLDERS' EQUITY (UNAUDITED)

(In thousands of dollars, except per share amounts)

                                                          Nine Months Ended
                                                               March 31,
                                                         1999             1998
                                                         ----             ----
Balance at beginning of period                         $ 10,131        $  8,947

Net income                                                1,331           1,254

Cash dividends $0.63 and $0.62
   per share, respectively                                 (450)           (445)

Treasury stock purchases                                    (49)            -0-

Treasury stock sales                                         48             -0-

Unrealized gain on investment securities
   available for sale                                        (3)            104
                                                       --------        --------

Balance at end of period                               $ 11,008        $  9,860
                                                       ========        ========














             See the Notes to the Consolidated Financial Statements

                             CONSUMERS BANCORP, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands of dollars)
                                                       Nine months ended March 31
                                                            1999         1998
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                            $ 1,331      $ 1,254
     Adjustments to reconcile net income to net
         cash from operating                                   279          381
                                                           -------      -------
              Net cash from operating activities             1,610        1,635
                                                           -------      -------

CASH FLOW FROM INVESTING ACTIVITIES
     Securities available for sale
              Purchases                                     (8,177)      (1,478)
              Sales                                                         999
     Maturities and principal paydowns                       3,806        2,004
     Net decrease (increase) in federal funds sold           2,025       (2,550)
     Net decrease (increase) in loans                        2,114       (5,336)
     Acquisition of premises and equipment                    (499)        (802)
     Purchase of life insurance policies                      (445)        (170)
                                                           -------      -------
         Net cash from investing activities                 (1,176)      (7,333)

CASH FLOWS FROM FINANCING
     Net (decrease) increase in deposit accounts              (451)       5,863
     Proceeds from FHLB advances                                            650
     Repayments of FHLB advances                              (115)         (95)
     Dividends paid                                           (450)        (445)
     Purchase of treasury stock                                (49)
     Sale treasury                                              48
                                                           -------      -------
Net cash from financial activities                          (1,017)       5,973
                                                           -------      -------
Increase (decrease) in cash and cash equivalents              (583)         275

Cash and cash equivalents, beginning of year                 4,802        5,047

CASH AND CASH EQUIVALENTS, END OF PERIOD                   $ 4,219      $ 5,322
                                                           =======      =======

             See the Notes to the Consolidated Financial Statements

                             CONSUMERS BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands of dollars, except per share amounts)

NOTE 1 - PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the account of Consumers Bancorp, Inc. (Corporation) and its wholly-owned subsidiary, Consumers National Bank (Bank). All significant intercompany transactions have been eliminated in the consolidation.

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated balance sheets of the Corporation at March 31, 1999, and its income and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances. The Annual Report for the Corporation for the year ended June 30, 1998, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

Industry Segment Information: Consumers Bancorp, Inc. is a bank holding company engaged in the business of commercial and retail banking, which accounts for substantially all of the revenues, operating income, and assets. All commercial and retail banking operations are considered by management to be aggregated into one reportable operating segment of banking.

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

Cash Reserves: Consumers National Bank is required by the Federal Reserve to maintain reserves consisting of cash on hand and noninterest-bearing balances on deposit with the Federal Reserve Bank. The required reserve balance at March 31, 1999 was $807 and at June 30, 1998 was $846.

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

Realized gains or losses on sales are determined based on the amortized cost of the specific security sold. Amortization of premiums and accretion of discount are computed under a system materially consistent with the level yield method and are recognized as adjustments to interest income. Prepayment activity on mortgage-backed securities is affected primarily by changes in interest rates. Yields on mortgage-backed securities are adjusted as prepayments occur through changes to premium amortized or discount accreted.

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

                             CONSUMERS BANCORP, INC.
      NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED) (In thousands of dollars, except per share amounts)

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required based on past loan loss experience, known and inherent risks in the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. Allocations of the allowance maybe made for specific loans, but the entire allowance is available for any loan that, in management's judgement, should be charged off.

Loan impairment is reported when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer, and credit card loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected from the collateral. Loans are evaluated for impairment when payments are delayed, typically 90 days or more, or when it is probable that not all principal and interest amounts will be collected according to the original terms of the loan. No loans were determined to be impaired, as of and for the periods ended March 31, 1999 and June 30, 1998.

Cash Surrender Value of Life Insurance: The Bank has purchased single-premium life insurance policies to insure the lives of the participants in the salary continuation plan. As of March 31, 1999, the Bank has total purchased policies of $1,785 (total death benefit $5,415) with a cash surrender value of $1,983. As of June 30, 1998, the Bank had total purchased policies of $1,340 (total death benefit $3,967) with a cash surrender value of $1,476. The amount included in income (net of policy commissions and mortality costs) was approximately $26 and $20 for the three month periods ended March 31, 1999 and 1998 and $74 and $60, respectively, for the nine month periods ended March 31, 1999 and 1998.

Premises and Equipment: Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed over the assets' useful lives on an accelerated basis, except for building for which the straight-line basis is used.

Other Real Estate Owned: Real estate properties, other than Company premises, acquired through, or in lieu of, loan foreclosure are initially recorded at fair value at the date of acquisition. Any reduction to fair value from the carrying value of the related loan at the time of acquisition is accounted for as a loan loss. After acquisition, a valuation allowance reduces the reported amount to the lower of the initial amount or fair value less costs to sell. Expenses, gains and losses on disposition, and changes in the valuation allowance are reported in other expenses. There were no properties held as other real estate owned at March 31, 1999 and June 30, 1998.

Profit Sharing Plan: The company maintains a 401(k) profit sharing plan covering substantially all employees. Contributions are made and expensed annually.

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

Earnings and Dividends Declared per Share: Earnings per common share are computed based on the weighted average common shares outstanding. The number of outstanding shares used was 715,745 and 717,000 for the quarters ending March 31, 1999 and March 31, 1998. The number of outstanding shares for the nine month period ending March 31, 1999 and 1998 was 715,172 and 717,000, respectively. The

                             CONSUMERS BANCORP, INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED) (In thousands of dollars, except per share amounts)

NOTE 1- CONTINUED

Company's capital structure contains no dilutive securities. All prior per share information has been restated for the effect of the stock split.

The company declared a three-for-one stock split during the year ended June 30, 1998. In conjunction with the stock split, the Company changed the stated value of common stock from $10.00 to $3.33 and issued 480,000 shares of common stock. As of March 31, 1999 the Company has 720,000 shares of common stock authorized and issued.

Statement of Cash Flows: For purpose of reporting cash flows, cash and cash equivalents include the Company's cash on hand and due from banks. The company reports net cash flows for customer loan transactions and deposit transactions. For the nine months ended March 31, 1999, the Corporation paid $3,377 and $3,068 in interest and $680 and $650 in income taxes.

NOTE 2 - SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair value of the securities available for sale, as presented on the consolidated balance sheet at March 31, 1999, and June 30, 1998 are as follows:

                                                       March 31, 1999
                                                       --------------
                                        Amortized      Gross    Unrealized   Estimated
                                           Cost     Unrealized    Losses        Fair
                                                       Gains                    Value
                                        ----------------------------------------------
Securities available for sale:

U.S. Treasury and Federal Agencies        $13,104     $   126     $   (13)     $13,217
Obligations of states and
   political subdivisions                   2,717          60
                                                                      (29)       2,748
Mortgage-backed securities                  6,915           1         (72)       6,844
Other securities
                                              670                                  670
                                        ----------------------------------------------
          Total investment securities     $23,406     $   187     $  (114)     $23,479
                                          =======     =======     =======      =======

                                                         June 30,1998
                                                         ------------
                                         Amortized     Gross        Unrealized    Estimated
                                            Cost    Unrealized         Losses       Fair
                                                       Gains                        Value
                                        --------------------------------------------------
Securities available for sale:
U.S. Treasury and Federal Agencies        $13,112     $    93         $    (4)     $13,201
Obligations of states and
   political subdivisions                   2,366          50              (4)       2,412
Mortgage-backed securities                  2,916                         (61)       2,855
Other securities

                                              780                                      780
                                        --------------------------------------------------
          Total investment securities     $19,174     $   143         $   (69)     $19,248
                                          =======     =======         =======      =======

                             CONSUMERS BANCORP, INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)

(In thousands of dollars, except per share amounts)

During the nine month period ended March 31, 1999 and March 31, 1998, there were no sales or transfer of securities classified as available for sale.

The amortized cost and estimated fair value of debit securities at March 31, 1999, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                            March 31, 1999     Estimated
                                            Amorized Cost      Fair Value
                                            -------------      ----------
Securities available for sale:
    Due in one year or less                    $ 1,518         $ 1,524
    Due after one year through five years       11,029          11,158
    Due after five years through ten years       3,237           3,246
    Due after ten years                             37              37
                                               -------         -------

         Total                                  15,821          15,965

Mortgage-backed securities                       6,915           6,844
    Equity Securities                              670             670
                                               -------         -------
         Total                                 $23,406         $23,479
                                               =======         =======

At March 31, 1999, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies and corporations, with an aggregate book value which exceeds 10% of shareholders' equity.

                             CONSUMERS BANCORP, INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)

(In thousands of dollars)

NOTE 3 - LOANS

Total loans as presented on the balance sheets are comprised of the following classifications:

                                         Mar. 31, 1999  June 30, 1998
                                         -------------  -------------
Real estate - residential mortgage          $ 40,272      $ 44,072
Real estate - construction                     1,390         1,609
Commercial, financial, and agricultural       37,310        36,449
Personal and other                            14,234        13,116
Unearned fees and costs                         (184)         (195)
Allowance for possible loan losses            (1,120)       (1,145)
                                            --------      --------
Net Loans                                   $ 91,902      $ 93,906
                                            ========      ========

No loans were determined to be impaired at either March 31, 1999, or June 30, 1998, nor were there any such loans during the period then ended. At March 31, 1999, loans in non-accrual status totaled $136 and at June 30, 1998, totaled $43. There was no other real estate owned as March 31, 1999, or June 30, 1998.

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

A summary of activity in the allowance for loan losses for the nine months ended March 31, 1999, and March 31, 1998, are as follows:
[CAPTION]

(In thousands of dollars)                         1999         1998
                                               -------      -------
Balance at beginning of period                 $ 1,145      $ 1,060
Loans charged off                                 (258)         (56)
Recoveries of loans previously charged off          38           29
Provision                                          195           97
                                               -------      -------
Balance at end of period                       $ 1,120      $ 1,130
                                               =======      =======

                             CONSUMERS BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

(In thousands of dollars, except per share data)

GENERAL

The following is management's analysis of the Corporation's results of operations as of and for the three month and nine month periods ended March 31, 1999, compared to the same period in 1998, and the consolidated balance sheets at March 31, 1999 compared to June 30, 1998. This discussion is designed to provide a more comprehensive review of the operating results and financial condition than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in the is report.

RESULTS OF OPERATIONS

NET INCOME. The Corporation earned net income of $455 for the three months ended March 31, 1999 compared to $446 for the three months ended March 31, 1998. This increase was primarily due to an increase in net interest income which is off set by and an increase in other expenses. Net income increased $77 or 6.1% for the nine months ended March 31, 1999 as compared to the comparable period in 1998. The increase is due to an increases in net interest income and all other income partially offset by increases in other expense.

NET INTEREST INCOME. Net interest income totaled $1,653 for the three months ended March 31, 1999 compared to $1,513 for the three months ended March 31, 1998, an increase of $140 or 9.3%. Net interest income totaled $4,899 for the nine months ended March 31, 1999 compared to $4,512 for the nine months ended March 31, 1998, an increase of $387 or 8.6%. The additional net interest income was primarily due to the increase in interest and fees on loans, which was partially offset by increases in interest expense.

Interest and fees on loans decreased $5, or .2%, to $2,237 for the three months ended March 31, 1999 from $2,242 for the three months ended March 31, 1998. Interest and fees on loans increased $85 or 1.3% for the nine months ended March 31, 1999 as compared to the nine months ended March 31, 1998. The increase in interest income was due to higher average loans outstanding. The yield on average loans outstanding for the three month and nine month periods ended March 31, 1999 was 9.76% and 9.67% respectively.

Interest earned on taxable and tax-exempt securities totaled $327 for the three month period ended March 31, 1999 compared to $254 for the three month period ended March 31, 1998. The increase was primarily the result of significantly higher average balances due to securities purchases made during the past three months. Interest income on federal funds sold increased by $18 for the three months ended March 31,1999, due to an increase in the average outstandings. As loan growth has recently slowed, excess funds have been maintained in short term investments such as federal funds sold and are gradually being invested in various securities as opportunities arise, with consideration given to future funding needs.

                             CONSUMERS BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

(In thousands of dollars, except per share data)

Interest paid on deposits decreased $53, or 5.4% for the three months and $20 or
 .7% for the nine months ended March 31, 1999 compared to the three and nine months ended March 31, 1998 respectively. The decrease was primarily a result of the decline in interest rates as interest paid on average interest-bearing checking, savings, and time deposits has declined to 1.99%, 2.76%, and 5.58% from 2.38%, 3.27%, and 5.81% for the nine month period ended March 31, 1999 and 1998, respectively.

Interest paid on FHLB Advances totaled $49 for the three months ended March 31, 1999 as compared to $50 for the three months ended March 31, 1998. Interest paid on advances for the nine months ended March 31, 1999 was $149 as compared to $148 for the comparable period in 1998. The change was a result of an increase in the average level of borrowings from 1997 to 1998 as well as an increase in the cost of borrowings.

PROVISION FOR LOAN LOSSES. The Corporation maintains an allowance for loan losses in an amount which, in management's judgment, is adequate to absorb reasonably foreseeable losses inherent in the loan portfolio. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent on a variety of factors, including the performance of the Corporation's loan portfolio, the economy, changes in collateral values and interest rates, and the view of the regulatory authorities toward loan classifications. The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses, after net charge-offs have been deducted, to bring the allowance to a level which is considered adequate to absorb losses inherent in the loan portfolio. The amount of the provision is based on management's monthly review of the loan portfolio and consideration of such factors as historical loss experience, economic conditions, changes in the size and composition of the loan portfolio, and specific borrower considerations, including the ability to repay the loan and estimated value of the underlying collateral.

The provision for loan losses for the three months ended March 31, 1999 totaled $42 as compared to $12 for the three months ended March 31, 1998, an increase of $30 , or 250%. The allowance for loan losses totaled $1,120, or 1.2% of total loans receivable at March 31, 1999. The increase in the provision is reflective of the fact that the Corporation provided for net charge-offs during the period. Net charge-offs to average loans increased to .32% for the nine month period ended March 31, 1999 from .04% for the period ended March 31, 1998. This increase results primarily from the charge-off of two credits. Notwithstanding the charge-off history, management believes it is prudent to continue to increase the allowance for loan losses as total loans increase. Accordingly management anticipates it will continue its provisions to the allowance for loan losses whenever loan growth occurs.

                             CONSUMERS BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

 (In thousands of dollars, except per share data)

OTHER INCOME. Other income includes service charges on deposits and other miscellaneous income. Other income of $284 for the three months ended March 31, 1999 represented an increase of $115, or 68.0% compared to the $169 of other income for the three months ended March 31, 1998. Other income of $701 for the nine months ended March 31, 1999 represented and increase of $238 or 51.4% compared to the $463 of other income for the nine months ended March 31, 1998. The increases were primarily due to an increase in service charge income on deposits resulting from adjustments made to the deposit service fee schedule, as well as the growth in deposit balances from the prior period. Increased income has also been realized from the increase in cash surrender value of life insurance, and fee income related to facilitating the origination of long term fixed rate loans for a third party. Management has elected not to add long term fixed rate mortgage loans to its portfolio. Consumers has entered into an arrangement whereby it assists a third party to long term fixed rate loans by taking loan applications, and assisting in the completion of certain loan documents for which it is paid a fee. The arrangement allows the Corporation to meet its customers' needs by offering an opportunity to obtain long term fixed rate financing on a primary residence and is a source of additional non-interest income.

OTHER EXPENSE. Other expense totaled $1,255 for the three months ended March 31, 1999 compared to $1,044 for the three months ended March 31, 1998, an increase of $211, or 20.2%. Other expense increased $411 or 13.6% for the nine month period ended March 31, 1999 as compared to 1998. Start up costs of the Alliance office and wholly owned finance company were primary reasons for the increase.

Salary and benefits expense increased $138, or 25.8% and $235 or 14.9% for the three and nine month periods ended March 31, 1999 as compared to March 31, 1998, respectively. The increase is the result of normal annual merit increases and the addition of new employees to facilitate growth. The increase in occupancy expense of $29 and $101 for the three and nine month periods ended March 31, 1999, respectively, as compared to March 31, 1998 was primarily due to the depreciation and maintenance associated with two major projects which added to the net premises and equipment balance sheet totals. A large addition was made to the main office in Minerva to increase space for loan department and management offices. In addition, ATM machines were installed at four of the branch office locations during the second quarter of the last fiscal year. The increase in other expense was attributable to a general increase in various overhead categories due to continued growth of the Corporation.

INCOME TAX EXPENSE. The provision for income taxes totaled $185 for the three months ended March 31, 1999 compared to $180 for the three months ended March 31, 1998, an increase of $5, or 2.8%. The effective tax rate was 31.5% for the three and nine month periods ended March 31, 1999 and 1998 respectively. Total assets at March 31, 1999 were $131,648 compared to $131,621 at June 30, 1998, an increase of $27 or .02%.

                             CONSUMERS BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

(In thousands of dollars, except per share data)

FINANCIAL CONDITION

Loan receivables decreased $2,004 from $93,906 at June 30, 1998 to $91,902 at March 31, 1999. Personal loan totals increased for the period while residential real estate loans decreased $3,800, or 8.6%, real estate construction loans decreased $219, or 13.6%, and commercial loans increased $861, or 2.4%. The decreases are caused by customer refinances to take advantage of the current low rates available on many real estate loans. Loan growth should show a gradual increase as these refinancings slow in the near future. Excess funds have been shifted to investments in available for sale securities, which have increased from $19,248 at June 30, 1998 to $23,479 at March 31, 1999, or 22%.

Total shareholders equity increased from $10,131 at June 30, 1998, to $11,008 at March 31, 1999. This increase is a combination of net income for the period along with an increase in the unrealized gain on available for sale securities, offset by purchases of treasury stock and cash dividends paid.

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

The Corporation groups its loan portfolio into four major categories: commercial loans, real estate loans, personal loans, and credit card outstanding balances. Commercial loans are comprised of both variable rate notes subject to daily interest rate changes based on the prime rate, and fixed rate notes having maturities of generally not greater than five years. Commercial loans have shown impressive growth recently, with outstanding balances up by $861, or 2.4% since June 30, 1998. This is mainly due to the Corporation's ability to tailor loan programs to the specific requirements of the business, professional, and agricultural customers in its market area. The Corporation's real estate loan portfolio consists of three basic segments: conventional mortgage loans having fixed rates and maturities not exceeding fifteen years, variable rate home equity lines of credit, and fixed rate loans having maturity or renewal dates that are less than the scheduled amortization period. Real estate loan growth has slowed through the past two year period after several years of substantial growth. Competition is very heavy in the Corporation's market for these types of loans, both from local and national lenders. In 1997 the Corporation became affiliated with the Community Mortgage Network, which is a program that allows the Corporation to offer very attractive mortgage loan options to its customers. The personal loans offered by the Corporation are generally written for periods up to five years, based on the nature of the collateral. These may be either installment loans having regular monthly payments, or

                             CONSUMERS BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

(In  thousands of dollars, except per share data)

demand type loans for short periods of time. Credit card receivables are made up of charge card account holders who are mainly established customers of the Corporation, with the Corporation maintaining a very conservative policy on card limits and new accounts. Personal loans and credit card receivables have remained at relatively the same levels during the past full fiscal year.

Funds not allocated to the Corporation's loan portfolio are invested in various securities having diverse maturity schedules. The majority of the Corporation's investments are held in U.S. Treasury securities or other securities issued by U.S. Government agencies, and to a lesser extent, investments in tax free municipal bonds. Net interest yields for the investment account were 6.08% and 6.06% respectively for the three month and nine month periods ended March 31, 1999.

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

Jumbo time deposits (those with balances of $100 and over) have decreased from $10,662 at June 30, 1998 to $9,918 at March 31, 1999, or 7.5%. These deposits are monitored closely by the Corporation, priced on an individual basis, and often matched with a corresponding investment instrument. The Corporation has on occasion used a fee paid broker to obtain these types of funds from outside its normal service area as another alternative for its funding needs. These deposits are not relied upon as a primary source of funding however, and the Corporation can foresee no dependence on these types of deposits for the near term.

To provide an additional source of loan funds, the Corporation has entered into an agreement with the Federal Home Loan Bank (FHLB) of Cincinnati to obtain matched funding for loans. Repayment is made either over a fifteen year period, or over a three year period with a balloon payment. At March 31, 1999, these FHLB balances totaled $2,998 . The Corporation considers this agreement with the FHLB to be a good source of loan funding, secondary to its deposit base.

                             CONSUMERS BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

(In  thousands of dollars, except per share data)

Although management monitors interest rates on an ongoing basis, a quarterly rate sensitivity report is used to determine the effect of interest rate changes on the financial statements. In the opinion of management, enough assets or liabilities could be repriced over the near term (up to three years) to compensate for such changes. The spread on interest rates, or the difference between the average earning assets and the average interest bearing liabilities, is monitored quarterly. It is the Corporation's goal to maintain this spread at better than 4.0%. The spread for the three and nine month period ended March 31, 1999 was 5.51% and 5.38%, respectively and for the fiscal year ended June 30, 1998 was 5.20%

CAPITAL RESOURCES

                                      March 31, 1999        June 30, 1998
                                      --------------        -------------
Tier 1 Capital                       Amount   Percent     Amount     Percent
--------------                       ------   -------     ------     -------
         Actual                     $10,947     12.7%     $10,050     11.5%
         Required                     3,448      4.0%       3,490      4.0%

Total Risked Based Capital
--------------------------
         Actual                     $12,025     13.9%     $11,150     12.8%
         Required                     6,896      8.0%       6,990      8.0%

Tier 1 Capital : Average assets
-------------------------------
         Actual                     $10,947      8.3%     $10,050      8.2%
         Required                   $ 5,293      4.0%     $ 4,930      4.0%

The subsidiary Bank is subject to various regulatory capital requirements administered by federal regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory actions that, if undertaken, could have a direct material affect on the Bank's financial statements. The Bank is considered well capitalized under the Federal Deposit Insurance Act at March 31, 1999. Management is not aware of any maters occurring subsequent to March 31, 1999 that would cause the Bank's capital category to change.

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

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This Statement established standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Income tax effects must also be shown. This Statement is effective for fiscal years beginning after December 15, 1997.

In June 1997, the FASB issued SFAS No. 131 "Disclosures about Segments of a Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in annual financial statements and requires that those enterprises reported selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement is effective for financial statements for periods beginning after December 13, 1997.

In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 addresses the accounting for derivative instruments and certain derivative instruments embedded in other contracts, and hedging activities. The statement standardizes the accounting for derivative instruments by requiring that an entry recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. This statement is effective for all fiscal years beginning after June 15, 1999.

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

It is anticipated that approximately $60 will be spent on the preparedness project. This includes assessment, renovation and validation of all systems and applications. Estimates include $30 for testing and software renovation, $10 for customer awareness programs, and $20 for internal labor costs. To date total non interest expense associated with the project approximates $45.

Rapid and accurate data processing is essential to the operation of financial institutions, such as Consumers National Bank. As a result, the Corporation has formed a Y2K committee to assess the extent to which the Bank, its customers, and outside vendors may be adversely affected by Y2K problems. Management believes it has an effective plan in place to resolve the Y2K issue in a timely manner. Management has completed its assessment of all business processes that could be affected by the Y2K issue. Currently, the team is in the renovation and implementation phase of the project. Of the twenty mission critical tasks, all have been validated. One critical system requires a software upgrade and management expects to complete the remediation and testing of this critical business process by June 30, 1999. Management has completed several customer awareness programs to establish a risk analysis of both significant loan and deposit customers. These customers have been identified and their efforts monitored to obtain Y2K compliance.

Management anticipates that the Bank's programs critical to its core business operations will be capable of identifying the turn of the century. The issue is closely monitored by management and full readiness is expected by second quarter 1999. Additionally, contingency plans have been developed for all critical systems and applications determined to be Y2K compliant. These contingency plans have been developed and implemented for systems and applications that have met Y2K compliance. Consumers does not anticipate that any Y2K computer problems or expenses required to correct such problems will materially affect its financial condition and results of operations; however, no assurance can be given in these regard as to non-compliance by third parties (including loan customers) and disruptions to the economy in general resulting from Y2K issues could also have a negative impact of an undeterminable amount on Consumers. The Y2K team's utmost attention and resources are being directed to meet full readiness.

                             CONSUMERS BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

(In  thousands of dollars, except per share data)

FORWARD LOOKING STATEMENTS

When used in this discussion or future filings by the Corporation with the Securities and Exchange Commission, or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to ," "is anticipated," "estimate", "project," "believe" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Corporation wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, changed in levels of market interest rated, credit risks of lending activities and competitive and regulatory factors, could affect the Corporation's actual results for future periods to differ materially from those anticipated or projected.

The Corporation is not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on its liquidity, capital resources or operations except as discussed herein. The Corporation is not aware of any current recommendations by regulatory authorities which would have such effect if implemented.

GENERAL

The bank has announced intentions to open a branch office on Route 44 in Louisville, Ohio. A full service office is expected to be under construction and opened during the fourth quarter 1999.

The bank opened Community Finance Home Mortgage Company, a consumer finance company, as a subsidiary during November 1998 at 2368A East State Street, Salem, Ohio. The establishment of the finance subsidiary allows the bank to pursue small loans to those customers who typically may or may not qualify under the more stringent underwriting requirements for commercial bank credit. These loans typically provide greater interest income and credit risk. Management anticipates improving interest margins without taking on substantial credit risk.

The bank opened a full service branch at 610 West State Street, Alliance, Ohio during March 1999.

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

Item 2 - Changes in Securities
------------------------------

     Not Applicable.

Item 3 - Defaults Upon Senior Securities
----------------------------------------

     Not Applicable

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     Not Applicable

Item 5 - Other Information
--------------------------

     Not Applicable

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

A.    Exhibits

     Exhibit 11 Statement regarding Computation of Per Share Earnings (included in Note 1 to the Consolidated Financial Statements).

     Exhibit 27  Financial Data Schedules.

B. Reports on Form 8-K - No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 1999.

                             CONSUMERS BANCORP, INC.

                                     10-QSB

                             CONSUMERS BANCORP, INC.
                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the restraint has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     CONSUMERS BANCORP, INC.
                                                     -----------------------
                                                          (Registrant)

Date: May 10, 1999                                   /s/ Mark S. Kelly
      --------------------                           ---------------------
                                                     Mark S. Kelly
                                                     President and C.E.O.

Date: May 10, 1999                                   /s/ Paula J. Meiler
      --------------------                           ---------------------
                                                     Paula J. Meiler
                                                     Chief Financial Officer