Form 10KSB40
period 1999-06-30
CONSUMERS BANCORP INC /OH/
filed 1999-09-28
CIK 1006830

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

  (Mark one)
     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 1999

     [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from .................................
           to....................................


                             CONSUMERS BANCORP, INC.
                             -----------------------
                 (Name of small business issuer in its charter)

OHIO                                                                                       34-1771400
----                                                                         ------------------------------------
(State or other jurisdiction of incorporation or organization)               (I.R.S. Employer Identification No.)

614 East Lincoln Way, P.O. Box 256, Minerva, Ohio                                             44657
-------------------------------------------------                                             -----
(Address of principal executive offices)                                                   (Zip code)

(330) 868-7701
--------------
(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

         Title of each class      Name of each exchange on which registered
         -------------------      -----------------------------------------

                 None                               None

Securities registered under Section 12(g) of the Exchange Act:

Common Shares, $3.33 stated value
           (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenue for the year ended June 30, 1999 was: $11,696,000

At September 27, 1999, there were issued and outstanding 716,070 of the Issuer's Common Shares.

The aggregate market value of the Issuer's voting stock held by nonaffiliates of the Issuer as of September 27, 1999 was $33,655,290.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Issuer's Proxy Statement dated September 01, 1999, are incorporated by reference into Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act; Item 10. Executive Compensation; Item 11. Security Ownership of Certain Beneficial Owners and Management; and Item 12. Certain Relationships and Related Transactions, of
Part III.

Transitional Small Business Disclosure Form (check one):
Yes    [_]         No      [X]

--------------------------------------------------------------------------------

                                     PART I


ITEM 1 - DESCRIPTION OF BUSINESS

BUSINESS
--------

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

The Bank owns 100% of Community Finance Home Mortgage Co. Inc., ("Community Finance"), a registered finance company in the State of Ohio. This subsidiary accounts for less than 2% of the Corporation's consolidated assets and business.

SUPERVISION AND REGULATION
--------------------------

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

REGULATION OF THE BANK: As a bank holding company, the Corporation is subject to regulation, supervision and examination by the Federal Reserve Bank (the "FRB"). As a nationally chartered commercial bank, the Bank is subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (the "OCC"). These regulatory agencies have the authority to examine the books and records of the Bank, and the Bank is subject to their rules and regulations. Deposits in the Bank are insured up to applicable limits by the FDIC. The Bank is also a member of the Federal Home Loan Bank of Cincinnati (the "FHLB"). Community Finance is subject to regulation by the State of Ohio.

--------------------------------------------------------------------------------

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

EMPLOYEES
---------

As of June 30, 1999, the Bank employed 75 full-time and 17 part-time employees.

STATISTICAL DISCLOSURE
----------------------

The following section contains certain financial disclosures related to the Registrant as required under the Securities and Exchange Commission's Industry Guide 3, "Statistical Disclosures by Bank Holding Companies", or a specific reference as to the location of the required disclosures in the Registrant's 1999 Annual Report to Shareholders, portions of which are incorporated in this 10-KSB by reference.

--------------------------------------------------------------------------------

I. DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

The following tables further illustrate the impact on net interest income from changes in average balances and yields of the Corporation's assets and liabilities.

 AVERAGE BALANCE SHEETS AND ANALYSIS OF NET INTEREST INCOME FOR THE YEARS ENDED
 ------------------------------------------------------------------------------
                                    JUNE 30,
                                    --------
                        (in thousands except percentages)

                                               1999                           1998                               1997
                                -------------------------------- --------------------------------  --------------------------------
                                  Average                Yield/    Average                Yield/   Average                   Yield/
Assets                            balance    Interest     rate     balance   Interest      rate    balance      Interest     rate
------                            -------    --------     ----     -------   --------      ----    -------      --------     ----
                                                            (Dollars in thousands)
Interest-earning assets:
  Taxable securities            $ 20,155      1,193       5.93%   $ 14,535   $    950       6.60%  $ 18,780      1,059        5.59%
  Nontaxable securities            2,588        125       7.30       2,316        105       6.84      2,261         84        5.66
  Loans receivable                94,432      9,147       9.71      97,542      9,049       9.28     86,244      8,225        9.54
  Federal funds sold               6,095        304       4.99       5,710        239       4.18      3,376        202        5.98
                                --------   --------               --------   --------              --------   --------
Total Interest-Earning Assets    123,270     10,769       8.80     120,103     10,343       8.67    110,661      9,570        8.67
Noninterest-Earning Assets         9,641                             9,224                            7,650
                                --------                          --------                         --------

Total Assets                    $132,911                          $129,327                         $118,311
                                ========                          ========                         ========

Interest Bearing Liabilities
  NOW                             10,249        198       1.93    $  9,773        223       2.29   $ 10,230        215        2.10
  Savings                         42,380      1,142       2.69      40,854      1,321       3.23     41,626      1,452        3.49
  Time Deposits                   46,798      2,569       5.49      46,267      2,489       5.38     40,769      2,080        5.10
  FHLB advances                    3,040        197       6.48       3,836        201       5.23      1,600        109        6.83
                                --------   --------               --------   --------              --------   --------
Total interest bearing
 liabilities                     102,467      4,106       4.01     100,730      4,234       4.20     94,225      3,856        4.09

Noninterest bearing
 liabilities                      19,687                            18,426                           15,135
                                --------                          --------                         --------

Total liabilities                122,154                           119,156                          109,360
Shareholders equity               10,757                            10,171                            8,951
                                --------                          --------                         --------

Total liabilities and
  Shareholders equity           $132,911                          $129,327                         $118,311
                                ========                          ========                         ========

Net interest income, interest
Rate spread                                $  6,663       4.79%              $  6,109       4.47%             $  5,714         4.58%
                                           ========                          ========                         ========
Net interest margin (net interest
  As a percent of average interest-
  Earning assets                                          5.41%                             5.09%                              5.16%
Average interest-earning assets to
  Interest-bearing liabilities                          119.23%                           119.09%                            117.63%

Nonaccruing loans are included in the daily average loan amounts outstanding. Yields on nontaxable securities have been computed on a fully tax equivalent basis utilizing a 34% tax rate. The historical amortized cost average balance of $20,107 for 1999 and $14,393 for 1998 was used to calculate yields for taxable securities. The average balance for securities represents the carrying value of securities. The net yield on interest-earning assets was computed by dividing net interest income by total interest-earning assets without the market value adjustment related to available-for-sale securities.

--------------------------------------------------------------------------------

The following table presents the changes in the Corporation's interest income and interest expense resulting from changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities. Changes attributable to both rate and volume which cannot be segregated have been allocated in proportion to the changes due to rate and volume.

INTEREST RATES AND INTEREST DIFFERENTIAL

                                       1999 Compared to 1998           1998 Compared to 1997
                                        Increase/(Decrease)             Increase/(Decrease)
                                        -------------------             -------------------
                                                          (In thousands)

                                              Change   Change                Change     Change
                                   Total     due to    due to      Total     due to     due to
                                  Change     Volume     Rate      Change     Volume     Rate
                                  ------     ------     ----      ------     ------     ----
Securities
       Taxable                   $   243    $   340    $   (97)   $  (109)   $  (281)   $   172
     Nontaxable (1)                   20         13          7         20          3         17
Loans (2)                             98       (294)       392        825      1,053       (228)
Federal funds sold                    65         17         48         37        110        (73)
                                 -------    -------    -------    -------    -------    -------

        Total interest income        426         76        350        773        885       (112)
                                 -------    -------    -------    -------    -------    -------

Deposits
NOW accounts                         (25)        10        (35)         9        (10)        19
Savings deposits                    (197)        48       (227)      (131)       (26)      (105)
Time deposits                         80         29         51        409        291        118
FHLB Advances                         (4)       (46)        42         91        122        (31)
                                 -------    -------    -------    -------    -------    -------
        Total interest expense      (128)        41       (169)       378        377          1
                                 -------    -------    -------    -------    -------    -------

Net interest income              $   554    $    35    $   519    $   395    $   508    $  (113)
                                 =======    =======    =======    =======    =======    =======

(1) Nontaxable income is adjusted to a fully tax equivalent basis utilizing a 34% tax rate.

(2) Nonaccrual loan balances are included for purposes of computing the rate and volume effects although interest on these balances has been excluded.

--------------------------------------------------------------------------------

II. INVESTMENT PORTFOLIO

The following tables summarize the amounts and distribution of the Corporation's securities held and the weighted average yields as of June 30, 1999:

                                               1999
                                   -------------------------------
                                   Amortized   Fair       Average
                                     Cost      Value    Yield/cost
                                   (Dollars in thousands)
AVAILABLE FOR SALE
U.S. TREASURY AND FEDERAL
  AGENCY SECURITIES:
    3 months or less                $     0   $     0       - %
    Over 3 months though 1 year       2,043     2,050      5.74
    Over 1 year through 5 years       9,035     9,002      5.81
    Over 5 years through 10 years     2,012     1,982      6.40
                                    -------   -------
    TOTAL U.S. TREASURY AND
      FEDERAL AGENCY SECURITIES      13,090    13,034      5.89
                                    -------   -------


OBLIGATIONS OF STATES AND
  POLITICAL SUBDIVISIONS:
    Over 3 months or less               220       221      6.80
    Over 3 months through 1 year        297       299      7.09
    Over 1 year through 5 years         982     1,002      7.42
    Over 5 years through 10 years     1,592     1,537      7.41
                                    -------   -------
    TOTAL OBLIGATIONS OF STATES
      AND POLITICAL SUBDIVISIONS      3,091     3,059      7.34
                                    -------   -------

CORPORATE BONDS:
    Over 10 years                      --        --        --


MORTGAGE-BACKED SECURITIES:
    Over 1 year through 5 years         483       482      6.11
    Over 10 years                     6,876     6,705      6.19
                                    -------   -------
    TOTAL MORTGAGE-BACKED
      SECURITIES                      7,359     7,187      6.18
                                    -------   -------


OTHER EQUITY SECURITIES                 787       787
                                    -------   -------

TOTAL SECURITIES                    $24,327   $24,067      6.17%
                                    =======   =======


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

Excluding those holdings of the investment portfolio in U.S. Treasury securities and other agencies and corporations of the U.S. government, there were no investments in securities

--------------------------------------------------------------------------------
of any one issuer which exceeded 10% of the consolidated shareholder's equity of the Registrant at June 30, 1999.

III.  LOAN PORTFOLIO

A. Types of Loans - Total loans on the balance sheet are comprised of the following classifications at June 30,

                                                             1999        1998        1997        1996        1995
                                                             ----        ----        ----        ----        ----
(Dollars in thousands)
    Real estate - mortgage                                $ 40,258    $ 44,073    $ 43,919    $  45,630   $  38,671
    Real estate - construction                                 785       1,609       2,550            -           -
Commercial financial and agricultural                       40,564      36,449      29,596       23,105      25,506
Installment loans to individuals                            15,415      13,228      12,796       12,680      12,587
                                                          --------    --------    --------    ---------   ---------
Total loans                                               $ 97,022    $ 95,359    $ 88,861    $  81,415   $  76,764
                                                          ========    ========    ========    =========   =========

B. Maturities and Sensitivities of Loans to Changes in Interest Rates - The following is a schedule of contractual maturities and repayments excluding residential real estate mortgage and consumer loans, as of June 30, 1999:

 (Dollars in thousands)

                                                          Commercial, financial and agricultural
Due in one year or less                                                    $ 9,340
Due after one year, but within five years                                    9,919
Due after five years                                                        21,305
                                                                           -------
Total                                                                      $40,564
                                                                           =======

The following is a schedule of fixed rate and variable rate commercial, financial and agricultural loans due after one year (variable rate loans are those loans with floating or adjustable interest rates):

(Dollars in thousands)

                                                           Fixed                  Variable
                                                        Interest Rates         Interest Rates

Total commercial, financial and
    agricultural loans due after one year                 $ 12,337                $ 18,887


--------------------------------------------------------------------------------

C.  Risk Elements
Nonaccrual, Past Due and Restructured Loans - The following schedule summarizes nonaccrual, past due, and restructured loans:

                                        1999      1998       1997       1996      1995
                                        ----      ----       ----       ----      ----
(Dollars in thousands)
    Nonaccrual loans                 $    136   $     43   $    213   $     93   $    204
    Accrual loans past due 90 days        236        644        110        378        285
Restructured loans                          0          0          0          0          0
                                     --------   --------   --------   --------   --------
         Total                            372        687        323        471        489
Potential problem loans                     0          0          0          0          0
                                     --------   --------   --------   --------   --------
         Total                       $    372   $    687   $    323   $    471   $    489
                                     ========   ========   ========   ========   ========

Potential Problem Loans - As shown in the table above, at June 30, 1999, there were no loans not otherwise identified which are included on Management's watch list. Management's watch list includes both loans which Management has some doubt as to the borrowers' ability to comply with the present repayment terms and loans which management is actively monitoring due to changes in the borrowers financial condition. These loans and their potential loss exposure have been considered in Management's analysis of the adequacy of the allowance for loan losses.

Foreign Outstandings - There were no foreign outstandings during the periods presented.

There are no concentrations of loans greater than 10% of total loans which are not otherwise disclosed as a category of loans.

No material amount of loans that have been classified by regulatory examiners as loss, substandard, doubtful, or special mention have been excluded from the amounts disclosed as nonaccrual, past due 90 days or more, restructured, or potential problem loans.

Other Interest Bearing Assets -As of June 30, 1999, there are no other interest bearing assets that would be required to be disclosed under Item III C.1 or 2 if such assets were loans. The Registrant had Other Real Estate Owned of $3 at June 30, 1999 and $0 at June 30, 1998.

--------------------------------------------------------------------------------

IV.  SUMMARY OF LOAN LOSS EXPERIENCE
The following schedule presents an analysis of the allowance for loan losses, average loan data, and related ratios for the years ended June 30,

                                                  1999     1998     1997     1996     1995
                                                  ----     ----     ----     ----     ----
(Dollars in thousands)

Allowance for loan losses at beginning of year   $1,145   $1,060   $  950   $  900   $  740

Loans charged off:
  Real estate mortgage                                3        3        0       20        9
  Real estate construction                            0        0        0        0        0
  Commercial, financial and agricultural            148        5       11        0        7
  Installment loans to individuals                  144       70       99       82      101
                                                 ------   ------   ------   ------   ------

    Total charge-offs                               295       78      110      102      117

Recoveries:
  Real estate mortgage                                0        0       21        3        4
  Real estate construction                            0        0        0        0        0
  Commercial, financial and agricultural              0        2        9        0        1
  Installment loans to individuals                   65       35       54       36       46
                                                 ------   ------   ------   ------   ------

Total recoveries                                     65       37       84       39       51
                                                 ------   ------   ------   ------   ------

Net charge-offs/(recoveries)                        230       41       26       63       66
Provision for loan loss
  charged to operations                             278      126      136      113      226
                                                 ------   ------   ------   ------   ------

Allowance for loan losses at end of year         $1,193   $1,145   $1,060   $  950   $  900
                                                 ======   ======   ======   ======   ======

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

--------------------------------------------------------------------------------

The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios:

                                                                 Allocation of the Allowance for Loan Losses
                                                  ----------------------------------------------------------------------
(Dollars in thousands)                                               Percentage                            Percentage
                                                                      of Loans                               of Loans
                                                                       In Each                               in Each
                                                    Allowance        Category to      Allowance            Category to
                                                     Amount          Total Loans        Amount             Total Loans
                                                     ------          -----------        ------             -----------

                                                           June 30, 1999
                                                           -------------
Commercial, financial  and agricultural           $        553           41.8%
Installment loans to individuals                           248           15.9
Real Estate                                                206           42.3
Unallocated                                                186               -
                                                  ------------         -------

                             Total                $      1,193          100.0%
                                                  ============         ========

                                                           June 30, 1998                     June 30, 1997
                                                           -------------                     -------------

Commercial, financial  and agricultural           $        524           38.2%         $      476                33.3%
Installment loans to individuals                           232           13.9                 210                14.4
Real Estate                                                176           47.9                 166                52.3
Unallocated                                                213              -                 208                   -
                                                  ------------         ------           ---------               ------

                  Total                           $      1,145          100.0%         $    1,060               100.0%
                                                  ============         =======         ==========               ======

                                                           June 30, 1996                     June 30, 1995
                                                           -------------                     -------------

Commercial, financial  and agricultural           $        426           28.4          $      408                33.2%
Installment loans to individuals                           193           15.6                 184                16.4
Real Estate                                                143           56.0                 134                50.4
Unallocated                                                188              -                 174                   -
                                                  ------------         ------          ----------               -----

                  Total                           $        950          100.0%         $      900               100.0%
                                                  ============         =======         ==========               =====


At June 30, 1999 there was no loans classified as impaired and therefore no specific allocations for any loans classified as impaired. Because Management's analysis of problem loans would have provided a similar allocation prior to adopting SFAS No. 114, the adoption of SFAS No. 114 had no impact on the comparability of the June 30, 1999 allowance for loan loss allocation to prior periods.

While management's periodic analysis of the adequacy of the allowance for loan loss may allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-offs that occur.

--------------------------------------------------------------------------------

V.  DEPOSITS
The following is a schedule of average deposit amounts and average rates paid on each category for the periods included:


                                                                         Years Ended June 30,
                                              ---------------------------------------------------------------------------
(Dollars in thousands)
                                                       1999                     1998                           1997
                                                       ----                     ----                           ----

                                                 Amount      Rate          Amount       Rate          Amount        Rate
Noninterest bearing demand deposit            $   17,860                  $ 16,728                   $ 13,757
Interest bearing demand deposits                  10,249     1.93%           9,773      2.29%          10,230       2.10%
Savings                                           42,380     2.69           40,854      3.23           41,626       3.49
Certificates and other time deposits              46,798     5.49           46,267      5.38           40,769       5.10
                                              ----------                  --------                    -------

Total                                         $  117,287     3.33%        $113,622      3.55%         $106,382      3.52%
                                              ==========                  ========                    ========

The following table summarizes time deposits issued in amounts of $100,000 or more as of June 30, 1999 by time remaining until maturity:

(Dollars in thousands)

Maturing in:
     Under 3 months                               $      3,520
     Over 3 to 6 months                                  3,165
     Over 6 to 12 months                                   853
     Over 12 months                                      1,877
                                                  ------------

                  Total                           $      9,415
                                                  ============


VI.  Return on Equity and Assets
                                            June 30, 1999         June 30, 1998
                                            -------------         -------------
        Return on Average Assets                     1.37%                 1.34%
        Return on Average Equity                    16.93%                 7.03%
        Dividend Payout Ratio                       32.62%                34.30%
        Average Equity to Average Assets             8.09%                 7.86%

--------------------------------------------------------------------------------

ITEM 2 - DESCRIPTION OF PROPERTY

The Bank owns and maintains the premises in which four of the seven banking facilities are located. Carrollton, Alliance, and the Salem Finance offices are is leased to the Bank under terms as detailed in the Annual Report to the shareholders and incorporated herein by reference. The location of each of the offices is as follows:

        Minerva Office: 614 E. Lincoln Way, P.O. Box 256, Minerva, Ohio, 44657 Salem Office: 141 S. Ellsworth Ave., P.O. Box 798, Salem, Ohio, 44460 Waynesburg Office: 8607 Waynesburg Dr. SE, P.O. Box 746, Waynesburg, Ohio, 44688
        Hanoverton Office:  30034 Canal St., P.O. Box 178, Hanoverton, Ohio,
        44423
        Carrollton Office:  1017 Canton Rd. NW, P.O. Box 8, Carrollton, Ohio,
        44615
        Alliance Office:  610 West State St., Alliance, Ohio, 44601
        Salem Finance Office:  2368 A. East State St., Salem, Ohio, 44460

ITEM 3 - LEGAL PROCEEDINGS

Corporation management is aware of no pending or threatened litigation in which the Corporation or its subsidiary Bank faces potential loss or exposure which will materially affect the consolidated financial statements or involves a claim for damages exceeding ten percent of the assets of the Corporation.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The information required by this section is incorporated by reference to the Registrant's Definitive Proxy Statement and Notice of Annual Meeting of Shareholders scheduled for September 15, 1999, ("1999 Proxy Statement") filed with the Commission pursuant to Section 14(A) of the Securities Exchange Act of 1934 and is incorporated by reference into the form 10-KSB Annual Report.


                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The information required by this section is incorporated by reference to the information appearing under the caption "Market Price of the Corporation's Common Shares & Related Shareholder Matters" located on Page 4 of the 1999 Annual Report to Shareholders incorporated herein by reference.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Management's Discussion and Analysis of Financial Condition and Results of Operations" appears on pages 24 through 29 of the Registrant's 1999 Annual Report to Shareholders and is incorporated herein by reference.

--------------------------------------------------------------------------------

ITEM 7 - FINANCIAL STATEMENTS

The Registrant's Report of Independent Auditors and Consolidated Financial Statements and accompanying notes are listed below and are incorporated herein by reference to Consumers Bancorp, Inc.'s 1999 Annual Report to Shareholders (Exhibit 13, pages 5 through 23).



                         Report of Independent Auditors

                           Consolidated Balance Sheets
                             June 30, 1999 and 1998

                        Consolidated Statements of Income
                      For the two years ended June 30, 1999

            Consolidated Statement of Changes in Shareholders' Equity
                      For the two years ended June 30, 1999

                      Consolidated Statements of Cash Flows
                      For the two years ended June 30, 1999

                   Notes to Consolidated Financial Statements



ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Board of Directors of Consumers Bancorp, Inc. on May 8, 1998, engaged the accounting firm of Crowe, Chizek and Company LLP to serve as independent accountants for the Corporation for 1998. The work of S. R. Arner & Co. was concluded. During the two most recent years and interim period subsequent to May 8, 1998, there have been no disagreements with S. R. Arner & Co. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure or any reportable events. S. R. Arner & Co.'s report on the financial statements for the past two years contained no adverse opinion or disclaimer and was not qualified or modified as to uncertainty, audit scope, or accounting principle.


--------------------------------------------------------------------------------

                                    PART III

Information relating to the following items is included in the Registrant's Definitive Proxy statement and Notice of Annual Meeting of Shareholders to be held on September 15, 1999, ("1999 Proxy Statement") filed with the Commission pursuant to Section 14(A) of the Securities Exchange Act of 1934 and is incorporated by reference into the form 10-KSB Annual Report.

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

ITEM 10 - EXECUTIVE COMPENSATION

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

--------------------------------------------------------------------------------

ITEM 13 - EXHIBITS LIST AND REPORTS ON FORM 8-K

(a)     EXHIBITS

                                                                                        Reference to
  Regulation S-B                                                                        Prior Filing
     Exhibit                                                                           Exhibit Number
      Number                           Description of Document                        Attached Hereto
      ------                           -----------------------                        ---------------

        3.1                     Amended Articles of Incorporation of
                                the Corporation                                             *

        3.2                     Code of Regulations of the Corporation                      *

        4                       Form of Shares Certificate of Common Shares                 *

       13                       Annual Report to Shareholders for the fiscal year
                                ended June 30, 1999                                         **

       20                       Proxy Statement for the 1999 Annual                         ***
                                Meeting of the Shareholders

       27                       Financial Data Schedule                                     **


* Indicates documents which have been previously filed. All such previously filed documents are hereby incorporated by reference in accordance with
     Item 601 of Regulation S-B. Such documents are available to shareholders without charge upon request.

** The indicated exhibit has been filed as separate pages of the 1999 Form 10-KSB and is available to shareholders upon request.

*** The indicated exhibit was separately filed by the Corporation and such document is incorporated herein by reference.


(b)   REPORTS ON FORM 8-K

Consumers Bancorp Inc. filed reports on Form 8-K during the quarter ended June 30, 1999 as follows:

     (1) Form 8-K dated June 8, 1999 regarding the removal of a director from the board of directors of Consumers National Bank.


--------------------------------------------------------------------------------

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CONSUMERS NATIONAL BANK

     September 27, 1999                By: /s/ Mark S, Kelly
     ------------------                    -------------------------------------
           Date                            Mark S. Kelly
                                           President and Chief Executive Officer

                                       By: /s/ Paula J. Meiler
                                           -------------------------------------
                                           Paula J. Meiler
                                           Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of registrant and in the capacities indicated on September 27, 1999.

           Signatures                                                   Signatures
           ----------                                                   ----------

/s/ Mark S. Kelly                                                  /s/ Laurie L.McClellan
-------------------------------------                              ----------------------------------
Mark S. Kelly                                                      Laurie L. McClellan
President and Chief Executive Officer                              Chairman of the Board and Director

/s/ J.V. Hanna                                                     /s/ Walter J. Young
-------------------------------------                              ----------------------------------
J.V. Hanna                                                         Walter J. Young
Vice President and Director                                        Vice President and Director


/s/ John P. Furey                                                  /s/ David W. Johnson
-------------------------------------                              ----------------------------------
John P. Furey                                                      David W. Johnson
Director                                                           Director

/s/ James R. Kiko                                                  /s/ Thomas M. Kishman
-------------------------------------                              ----------------------------------
James R. Kiko                                                      Thomas M. Kishman
Director                                                           Director


/s/ Harry W. Schmuck                                               /s/ Homer R. Unkefer
-------------------------------------                              ----------------------------------
Harry W. Schmuck                                                   Homer R. Unkefer
Director                                                           Director


--------------------------------------------------------------------------------