Form 10QSB
period 1999-09-30
CONSUMERS BANCORP INC /OH/
filed 1999-11-10
CIK 1006830

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 1999

Commission file number 033-79130

CONSUMERS BANCORP, INC.
(Exact name of Registrant as specified in its charter)

OHIO (State or other jurisdiction of Incorporation or organization)	34-1771400 (I.R.S. Employer Identification Number)

614 E. Lincoln Way
Minerva, Ohio 44657
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code 330-868-7701

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $3.33 Stated Value	Outstanding at November 9, 1999 716,070 Common Shares

CONSUMERS BANCORP, INC.

FORM 10-QSB
QUARTER ENDED SEPTEMBER 30, 1999

Part I — Financial Information

Item 1 — Financial Statements

      Interim financial information required by Rule 10-01 of Regulation S-X (17 CFR Part 210) is included in this Form 10-QSB as referenced below:

Page
Number(s)

Consolidated Balance Sheets	1

Consolidated Statements of Income	2

Consolidated Statements of Comprehensive Income	3

Condensed Consolidated Statements of Changes in Shareholders’ Equity	4

Condensed Consolidated Statements of Cash Flow	5

Notes to the Consolidated Financial Statements	6-10

Item 2 - Management’s Discussion and Analysis of Financial	11-19

Condition and Results of Operations

Part II — Other Information

Item 1 - Legal Proceedings	20

Item 2 - Changes in Securities and Use of Proceeds	20

Item 3 - Defaults upon Senior Securities	20

Item 4 - Submission of Matters to a Vote of Security Holders	20

Item 5 - Other Information	20

Item 6 - Exhibits and Reports on Form 8-K	21

Signatures	22

CONSUMERS BANCORP, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands of dollars, except per share amounts)

	September 30,	June 30,
	1999	1999

ASSETS

Cash and cash equivalents	$4,919	$4,773

Federal funds sold		3,235

Securities, available for sale	22,990	24,067

Loans, net	99,777	95,597

Cash surrender value of life insurance	2,031	2,007

Premises and equipment, net	3,636	3,530

Accrued interest and other assets	1,388	1,426

Total assets	$134,741	$134,635

LIABILITIES

Deposits:

Non-interest bearing, demand	$19,808	$18,235

Interest-bearing, demand	10,151	10,106

Savings	42,997	44,595

Time	43,278	46,169

Total deposits	116,234	119,105

Federal Home Loan Bank advances	5,419	2,959

Accrued and other liabilities	1,634	1,436

Total liabilities	123,287	123,500

SHAREHOLDERS’ EQUITY

Common stock ($3.33 stated value, 720,000 shares authorized and issued)	2,400	2,400

Capital surplus	2,436	2,427

Retained earnings	6,966	6,616

Treasury stock, at cost (3,930 at Sept. 30, and 4,255 at June 30)	(129)	(136)

Unrealized gain on securities available for sale	(219)	(172)

Total shareholders’ equity	11,454	11,135

Total liabilities and shareholders’ equity	$134,741	$134,635

See the Notes to the Consolidated Financial Statements

CONSUMERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In thousands of dollars, except per share amounts)

	Three Months Ended
	September 30,

	1999	1998

Interest income:

Interest and fees on loans	$2,431	$2,292

Investments & mortgage-backed securities:

Taxable	302	295

Tax exempt	36	28

Federal funds sold	22	98

Total interest income	2,791	2,713

Interest expense:

Deposits	878	1,056

FHLB advances	55	51

Total interest expense	933	1,107

Net interest income	1,858	1,606

Provision for loan losses (Note 4)	97	38

Net interest income after

Provision for loan losses	1,761	1,568

Other income:

Service charges on deposits	148	129

Other income	78	69

Net securities gains	5	—

Total other income	231	198

Other expenses:

Salaries and employee benefits	606	548

Occupancy	172	179

Other non-interest expense	491	333

Total other expenses	1,269	1,060

Income before income taxes	723	706

Provision for income taxes	230	241

Net Income	$493	$465

Basic earnings per share	$.69	$.65

See the Notes to the Consolidated Financial Statements

CONSUMERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In thousands of dollars)

	Three Months Ended
	September 30,

	1999	1998

Net Income	$493	$465

Other comprehensive income, net of tax

Unrealized gains/ (losses) on securities:

Unrealized gains/(losses) arising during the period	(46)	88

Comprehensive income	$447	$553

See the Notes to the Consolidated Financial Statements

CONSUMERS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(In thousands of dollars, except per share amounts)

	Three Months Ended
	September 30,

	1999	1998

Balance at beginning of period	$11,135	$10,131

Net income	493	465

Cash dividends $0.20 and $0.23 per share, respectively	(143)	(164)

Treasury stock purchases		(49)

Treasury stock sales	15	-0-

Unrealized gain on investment securities available for sale	(46)	88

Balance at end of period	$11,454	$10,471

See the Notes to the Consolidated Financial Statements

CONSUMERS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands of dollars)

	Three months ended
	September 30

	1999	1998

Cash flows from operating activities

Net income	$493	$465

Adjustments to reconcile net income to net cash from operating	235	864

Net cash from operating activities	728	1,329

Cash flow from investing activities

Securities available for sale

Purchases	(2,665)	(4,514)

Sales	3,001	-0-

Maturities and principal paydowns	647	1,331

Net decrease in federal funds sold	3,235	1,250

Net decrease (increase) in loans	(4,077)	618

Acquisition of premises and equipment	(184)	(31)

Purchase of life insurance policies	—	(230)

Net cash from investing activities	(43)	(1,576)

Cash flows from financing

Net (decrease) increase in deposit accounts	(2,871)	169

Net proceeds from short-term borrowing	2,500	-0-

Repayments of FHLB advances	(40)	(38)

Dividends paid	(143)	(164)

Purchase of treasury stock	—	(49)

Sale treasury of treasury stock	15

Net cash from financing activities	(539)	(82)

Increase (decrease) in cash and cash equivalents	146	(329)

Cash and cash equivalents, beginning of year	4,773	4,790

Cash and cash equivalents, end of period	$4,919	$4,461

See the Notes to the Consolidated Financial Statements

CONSUMERS BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

(In thousands of dollars, except per share amounts)

      Note 1 — Principles of Consolidation: The consolidated financial statements include the account of Consumers Bancorp, Inc. (Corporation) and its wholly-owned subsidiary, Consumers National Bank (Bank). All significant intercompany transactions have been eliminated in the consolidation.

      These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated balance sheets of the Corporation at September 30, 1999, and its income and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances. The Annual Report for the Corporation for the year ended June 30, 1999, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

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

      Cash Reserves: Consumers National Bank is required by the Federal Reserve to maintain reserves consisting of cash on hand and noninterest-bearing balances on deposit with the Federal Reserve Bank. The required reserve balance at September 30, 1999 was $837 and at June 30, 1999 was $841.

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

CONSUMERS BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)(continued)

(In thousands of dollars, except per share amounts)

Note 1 — continued

      Allowance for Loan Losses: The allowance for loan losses is a valuation allowance, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required based on past loan loss experience, known and inherent risks in the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. Allocations of the allowance maybe made for specific loans, but the entire allowance is available for any loan that, in management’s judgement, should be charged off.

      Loan impairment is reported when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer, and credit card loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected from the collateral. Loans are evaluated for impairment when payments are delayed, typically 90 days or more, or when it is probable that not all principal and interest amounts will be collected according to the original terms of the loan. No loans were determined to be impaired, as of and for the periods ended September 30, 1999 and June 30, 1999.

      Cash Surrender Value of Life Insurance: The Bank has purchased single-premium life insurance policies to insure the lives of the participants in the salary continuation plan. As of September 30, 1999, the Bank has total purchased policies of $1,795 (total death benefit $5,415) with a cash surrender value of $2,031. As of June 30, 1999, the Bank had total purchased policies of $1,795 (total death benefit $5,415 with a cash surrender value of $2,007. The amount included in income (net of policy commissions and mortality costs) was approximately $24 and $22 for the three month periods ended September 30, 1999 and 1998.

      Premises and Equipment: Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed over the assets’ useful lives on an accelerated basis, except for building for which the straight-line basis is used.

      Other Real Estate Owned: Real estate properties, other than Company premises, acquired through, or in lieu of, loan foreclosure are initially recorded at fair value at the date of acquisition. Any reduction to fair value from the carrying value of the related loan at the time of acquisition is accounted for as a loan loss. After acquisition, a valuation allowance reduces the reported amount to the lower of the initial amount or fair value less costs to sell. Expenses, gains and losses on disposition, and changes in the valuation allowance are reported in other expenses. There were no properties held as other real estate owned at September 30, 1999 was $3 and $0 at June 30, 1999.

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

      Earnings and Dividends Declared per Share: Earnings per common share are computed based on the weighted average common shares outstanding. The number of outstanding shares used was 715,883 and 717,000 for the quarters ending September 30, 1999 and September 30, 1998.

CONSUMERS BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)(continued)

(In thousands of dollars, except per share amounts)

Note 1 — continued

      Company’s capital structure contains no dilutive securities. All prior per share information has been restated for the effect of the stock split.

      The company declared a three-for-one stock split during the year ended September 30, 1998. In conjunction with the stock split, the Company changed the stated value of common stock from $10.00 to $3.33 and issued 480,000 shares of common stock. As of September 30, 1999 the Company has 720,000 shares of common stock authorized and issued.

      Statement of Cash Flows: For purpose of reporting cash flows, cash and cash equivalents include the Company’s cash on hand and due from banks. The company reports net cash flows for customer loan transactions and deposit transactions. For the three months ended September 30, 1999, the Corporation paid $1,057 and $1,002 in interest and $0 and $50 in income taxes.

Note 2 — Securities available for sale

      The amortized cost and estimated fair value of the securities available for sale, as presented on the consolidated balance sheet at September 30, 1999 and June 30, 1999 are as follows:

	September 30, 1999

		Gross		Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities available for sale:

U.S. Treasury and Federal Agencies	$10,086	$29	$(119)	$9,996

Obligations of states and political subdivisions	2,867	30	(79)	2,818

Mortgage-backed securities	9,673	2	(195)	9,480

Other securities	696			696

Total investment securities	$23,322	$61	$(393)	$22,990

	June 30,1999

		Gross		Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities available for sale:

U.S. Treasury and Federal Agencies	$13,090	$44	$(100)	$13,034

Obligations of states and political subdivisions	3,091	38	(70)	3,059

Mortgage-backed securities	7,359	1	(173)	7,187

Other securities	787			787

Total investment securities	$24,327	$83	$(343)	$24,067

CONSUMERS BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)(continued)

(In thousands of dollars, except per share amounts)

Note 2 — Securities available for sale — continued

      During the three month period ended September 30, 1999, gross gains of $6 and gross losses of $1 were recognized. There were no sales or transfer of securities classified as available for sale for the three month period ended September 30, 1998.

      The amortized cost and estimated fair value of debit securities at September 30, 1999, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 1999

		Estimated
	Amortized Cost	Fair Value

Securities available for sale:

Due in one year or less	$3,562	$3,566

Due after one year through five years	7,003	6,966

Due after five years through ten years	2,351	2,247

Due after ten years	37	35

Total	12,953	12,814

Mortgage-backed securities	9,673	9,480

Equity Securities	696	696

Total	$23,322	$22,990

      At September 30, 1999, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies and corporations, with an aggregate book value which exceeds 10% of shareholders’ equity.

CONSUMERS BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)(continued)

(In thousands of dollars)

Note 3 — Loans

      Total loans as presented on the balance sheets are comprised of the following classifications:

	Sept. 30, 1999	June 30, 1999

Real estate — residential mortgage	$42,041	$40,258

Real estate — construction	1,584	785

Commercial, financial, and agricultural	41,088	40,564

Personal and other	16,513	15,415

Unearned fees and costs	(211)	(232)

Allowance for possible loan losses	(1,238)	(1,193)

Net Loans	$99,777	$95,597

      No loans were determined to be impaired at either September 30, 1999, or June 30, 1999, nor were there any such loans during the period then ended. At September 30, 1999, loans in non-accrual status totaled $37 and at June 30, 1999, totaled $135.

Note 4 — Allowance for Loan Losses

      A summary of activity in the allowance for loan losses for the three months ended September 30, 1999, and September 30, 1998, are as follows:

	1999	1998

(In thousands of dollars)

Balance at beginning of period	$1,193	$1,145

Loans charged off	(66)	(51)

Recoveries of loans previously charged off	14	3

Provision	97	38

Balance at end of period	$1,238	$1,135

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition
and Results of Operations

(In thousands of dollars, except per share data)

General

      The following is management’s analysis of the Corporation’s results of operations as of and for the three month and nine month periods ended September 30, 1999, compared to the same period in 1998, and the consolidated balance sheets at September 30, 1999 compared to June 30, 1999. This discussion is designed to provide a more comprehensive review of the operating results and financial condition than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in the is report.

Results of Operations

      Net Income. The Corporation earned net income of $493 for the three months ended September 30, 1999 compared to $465 for the three months ended September 30, 1998. This increase was primarily due to an increase in net interest income which is offset by an increase in other expenses. Net income increased $28 or 6.0% for the three months ended September 30, 1999 as compared to the comparable period in 1998. The increase is due to an increases in net interest income and all other income partially offset by increases in other expense.

      Net Interest Income. Net interest income totaled $1,858 for the three months ended September 30, 1999 compared to $1,606 for the three months ended September 30, 1998, an increase of $252 or 15.7%. The additional net interest income was primarily due to the increase in interest and fees on loans, which was partially offset by increases in interest expense.

      Interest and fees on loans increased $139, or 6.1%, to $2,431 for the three months ended September 30, 1999 from $2,292 for the three months ended September 30, 1998. The increase in interest income was due to higher average loans outstanding. The yield on average loans outstanding for the three month periods ended September 30, 1999, and September 30, 1998 was 9.84% and 9.66% respectively.

      Interest earned on taxable and tax-exempt securities totaled $338 for the three month period ended September 30, 1999 compared to $323 for the three month period ended September 30, 1998. The increase was primarily the result of an increase in average balances. Interest income on federal funds sold decreased by $76 for the three months ended September 30, 1999, due to an decrease in the average outstandings.

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition
and Results of Operations

(In thousands of dollars, except per share data)

      Interest paid on deposits decreased $178, or 16.9% for the three months ended September 30, 1999 compared to the three months ended September 30, 1998 respectively. The decrease was primarily a result of the decline in interest rates as interest paid on average interest-bearing checking, savings, and time deposits has declined to 1.75%, 2.42%, and 5.09% from 2.11%, 2.93%, and 5.77% for the three month period ended September 30, 1999 and 1998, respectively.

      Interest paid on FHLB Advances totaled $55 for the three months ended September 30, 1999 as compared to $51 for the three months ended September 30, 1998. The change was a result of an increase in the average level of borrowings from 1998 to 1999.

      Provision for Loan Losses. The Corporation maintains an allowance for loan losses in an amount which, in management’s judgment, is adequate to absorb reasonably foreseeable losses inherent in the loan portfolio. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent on a variety of factors, including the performance of the Corporation’s loan portfolio, the economy, changes in collateral values and interest rates, and the view of the regulatory authorities toward loan classifications. The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses, after net charge-offs have been deducted, to bring the allowance to a level which is considered adequate to absorb losses inherent in the loan portfolio. The amount of the provision is based on management’s monthly review of the loan portfolio and consideration of such factors as historical loss experience, economic conditions, changes in the size and composition of the loan portfolio, and specific borrower considerations, including the ability to repay the loan and estimated value of the underlying collateral.

      The provision for loan losses for the three months ended September 30, 1999 totaled $97 as compared to $38 for the three months ended September 30, 1998, an increase of $59, or 155%. The allowance for loan losses totaled $1,238, or 1.23% of total loans receivable at September 30, 1999. The increase in the provision is reflective of the fact that the Corporation provided for net charge-offs during the period. Net charge-offs to average loans increased to .21% for the three month period ended September 30, 1999 from .20% for the period ended September 30, 1998. Notwithstanding the charge-off history, management believes it is prudent to continue to increase the allowance for loan losses as total loans increase. Accordingly management anticipates it will continue its provisions to the allowance for loan losses whenever loan growth occurs.

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition
and Results of Operations

(In thousands of dollars, except per share data)

      Other Income. Other income includes service charges on deposits and other miscellaneous income. Other income of $231 for the three months ended September 30, 1999 represented an increase of $33, or 16.7% compared to the $198 of other income for the three months ended September 30, 1998. The increases were primarily due to an increase in service charge income on deposits resulting from adjustments made to the deposit service fee schedule, as well as the growth in deposit balances from the prior period. Increased income has also been realized from the increase in cash surrender value of life insurance, and fee income related to facilitating the origination of long term fixed rate loans for a third party. Management has elected not to add long term fixed rate mortgage loans to its portfolio. Consumers has entered into an arrangement whereby it assists a third party to long term fixed rate loans by taking loan applications, and assisting in the completion of certain loan documents for which it is paid a fee. The arrangement allows the Corporation to meet its customers’ needs by offering an opportunity to obtain long term fixed rate financing on a primary residence and is a source of additional non-interest income.

      Other Expense. Other expense totaled $1,269 for the three months ended September 30, 1999 compared to $1,060 for the three months ended September 30, 1998, an increase of $209, or 19.7%. Start up costs of the Alliance office and wholly owned finance company were primary reasons for the increase.

      Salary and benefits expense increased $58, or 10.6% for the three month period ended September 30, 1999 as compared to September 30, 1998. The increase is the result of normal annual merit increases and the addition of new employees to facilitate growth. Occupancy expense decreased $7 for the three month periods ended September 30, 1999, as compared to September 30, 1998. The increase in other expense was attributable to a general increase in various overhead categories due to continued growth of the Corporation.

      Income Tax Expense. The provision for income taxes totaled $230 for the three months ended September 30, 1999 compared to $241 for the three months ended September 30, 1998, a decrease of $11, or 4.6%. The effective tax rate was 31.5% for the three month periods ended September 30, 1999 and 1998 respectively.

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition
and Results of Operations

(In thousands of dollars, except per share data)

Financial Condition

      Total assets at September 30, 1999 were $134,741 compared to $134,635 at June 30, 1999, an increase of $106 or .08%. Loan receivables increased $4,180 from $95,597 at June 30, 1999 to $99,777 at September 30, 1999. Personal loan totals increased for the period while residential real estate loans increased $1,783, or 4.4%, real estate construction loans increased $799, or 101.8%, and commercial loans increased $524, or 1.3%. The increases are caused by customer refinances on many real estate loans. Loan growth is expected to continue to increase in the near future as customers anticipate a rise in short-term interest rates. Investments in available for sale securities have decreased from $24,067 at June 30, 1999 to $22,990 at September 30, 1999, or 4.5%.

      Total shareholders equity increased from $11,135 at June 30, 1999, to $11,454 at September 30, 1999. This increase is a combination of net income for the period along with sales of treasury stock, offset by cash dividends paid and the decrease in value of available for sale securities.

Liquidity

      Management considers the asset position of the Corporation to be sufficiently liquid to meet normal operating needs and conditions. The Corporation’s earning assets are divided primarily between loans and investment securities, with any excess funds placed in federal funds sold on a daily basis. Management continually strives to obtain the best mix of loans and investments to both maximize yield and insure the soundness of the portfolio, as well as to provide funding for loan demand as needed.

      The Corporation groups its loan portfolio into four major categories: commercial loans, real estate loans, personal loans, and credit card outstanding balances. Commercial loans are comprised of both variable rate notes subject to daily interest rate changes based on the prime rate, and fixed rate notes having maturities of generally not greater than five years. Commercial loans have shown impressive growth recently, with outstanding balances up by $524, or 1.3% since June 30, 1999. This is mainly due to the Corporation’s ability to tailor loan programs to the specific requirements of the business, professional, and agricultural customers in its market area. The Corporation’s real estate loan portfolio consists of three basic segments: conventional mortgage loans having fixed rates and maturities not exceeding fifteen years, variable rate home equity lines of credit, and fixed rate loans having maturity or renewal dates that are less than the scheduled amortization period. Real estate loan growth has improved through the past quarter after several quarters of substantial decline. Competition is very heavy in the Corporation’s market for these types of loans, both from local and national lenders. In 1997 the Corporation became affiliated with the Community Mortgage Network, which is a program that allows the Corporation to offer very attractive mortgage loan options to its customers. The personal loans offered by the Corporation are generally written for periods up to five years, based on the nature of the collateral. These may be either installment loans having regular monthly payments, or

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition
and Results of Operations

(In thousands of dollars, except per share data)

demand type loans for short periods of time. Credit card receivables are made up of charge card account holders who are mainly established customers of the Corporation, with the Corporation maintaining a very conservative policy on card limits and new accounts. Personal loans and credit card receivables have remained at relatively the same levels during the past full fiscal year.

      Funds not allocated to the Corporation’s loan portfolio are invested in various securities having diverse maturity schedules. The majority of the Corporation’s investments are held in U.S. Treasury securities or other securities issued by U.S. Government agencies, and to a lesser extent, investments in tax free municipal bonds. Net interest yields for the investment account were 6.16% and 6.20% respectively for the three month periods ended September 30, 1999 and September 30, 1998.

      The Corporation offers several forms of deposit programs to its customers. The rates offered by the Corporation and the fees charged for them are competitive with others available currently in the market area. Time deposit interest rates have slowly increased this period as many financial institutions attempted to attract and keep new deposits to fund loan growth, but as loan growth has increased, selected rates have increased as well. Interest rates on demand deposits and savings deposits have stabilized at low historical levels. As a result of the current rate structure on deposits, growth has been flat recently, with some loss of deposit base during the current quarter.

      To provide an additional source of loan funds, the Corporation has entered into an agreement with the Federal Home Loan Bank (FHLB) of Cincinnati to obtain matched funding for loans. Repayment is made either over a fifteen year period, or over a three year period with a balloon payment. At September 30, 1999, these FHLB balances totaled $2,919. An additional $2,500 was borrowed on an overnight basis to fund short-term cash needs. The Corporation considers this agreement with the FHLB to be a good source of liquidity funding, secondary to its deposit base.

      Jumbo time deposits (those with balances of $100 and over) have increased from $9,415 at June 30, 1999 to $9,959 at September 30, 1999, or 5.8%. These deposits are monitored closely by the Corporation, priced on an individual basis, and often matched with a corresponding investment instrument. The Corporation has on occasion used a fee paid broker to obtain these types of funds from outside its normal service area as another alternative for its funding needs. These deposits are not relied upon as a primary source of funding however, and the Corporation can foresee no dependence on these types of deposits for the near term.

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition
and Results of Operations

(In thousands of dollars, except per share data)

      Although management monitors interest rates on an ongoing basis, a quarterly rate sensitivity report is used to determine the effect of interest rate changes on the financial statements. In the opinion of management, enough assets or liabilities could be repriced over the near term (up to three years) to compensate for such changes. The spread on interest rates, or the difference between the average earning assets and the average interest bearing liabilities, is monitored quarterly. It is the Corporation’s goal to maintain this spread at better than 4.0%. The spread for the three and nine month periods ended September 30, 1999 and 1998 were 5.44% and 4.54%, respectively and for the fiscal year ended June 30, 1999 was 5.47%

Asset and Liability Management

      The Corporation is exposed to market risks in the normal course of business. Changes in market interest rates may result in changes in the fair market value of the Corporation’s financial instruments, cash flows, and net interest income. The Corporation seeks to achieve constant growth in net interest income and capital while managing volatility arising from shifts in market interest rates. The Asset and liability Committee (ALCO) oversees financial risk management, establishing broad policies that govern a variety of financial risks inherent in the Corporation’s operation. ALCO monitors the Corporation’s interest rates and sets limits on allowable risk annually. Market risk is the potential of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates. The Corporation’s market risk is composed primarily of interest rate risk. Interest rate risk is monitored using gap analysis, earnings simulation and net present value estimations. Combining the results from these separate risk measurement processes allows a reasonably comprehensive view of short-term and long-term interest rate risk in the Corporation. Gap analysis measures the amount of repricing risk in the balance sheet at a point in time. Earnings simulation involves forecasting net interest earnings under a variety of scenarios including changes in the level of interest rates, the shape of the yield curve, and spreads between market interest rates. ALCO also monitors the net present value of the balance sheet, which is the discounted present value of all asset and liability cash flows.

Capital Resources

	September 30, 1999		June 30, 1999

	Amount	Percent	Amount	Percent

Tier 1 Capital

Actual	$11,654	12.4%	$11,300	12.1%

Required	3,749	4.0%	3,720	4.0%

Total Risked Based Capital

Actual	$12,892	13.8%	$12,460	13.4%

Required	6,896	8.0%	7,440	8.0%

Tier 1 Capital: Average Assets

Actual	$11,654	8.7%	$11,300	8.4%

Required	$5,329	4.0%	$5,390	4.0%

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition
and Results of Operations

(In thousands of dollars, except per share data)

Capital Resources (continued)

      The subsidiary Bank is subject to various regulatory capital requirements administered by federal regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory actions that, if undertaken, could have a direct material affect on the Bank’s financial statements. The Bank is considered well capitalized under the Federal Deposit Insurance Act at September 30, 1999. Management is not aware of any matters occurring subsequent to September 30, 1999 that would cause the Bank’s capital category to change.

Recent Accounting Developments

      Recent pronouncements by the Financial Accounting Standards Board (“FASB”) will have an impact on financial statements issued in subsequent periods. Set forth below are summaries of such pronouncements.

      Statement 134 on mortgage banking will, in 1999, allow mortgage loans that are securitized to be classified as trading, available for sale, or in certain circumstances held in maturity. Currently these must be classified as trading.

      These statements are not expected to have a material effect on the Corporation’s consolidated financial position or results of operation.

Impact on Inflation and Changing Prices

      The financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and results of operations primarily in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all of the assets and liabilities of the Corporation are monetary in nature. Therefore, interest rates have a more significant impact on a financial institution’s performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. The liquidity, maturity structure and quality of the Corporation’s assets and liabilities are critical to the maintenance of acceptable performance levels.

CONSUMERS BANCORP, INC.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

(In thousands of dollars, except per share data)

Year 2000 Issue

      Many computer programs use only two digits to identify a year in the date field and were apparently designed and developed without considering the impact of the upcoming change in the century. Such programs could erroneously read entries for the Year 2000 [“Y2K”] as the year 1900. This could result in major system failures and miscalculations.

      It is anticipated that approximately $60 will be spent on the preparedness project. This includes assessment, renovation and validation of all systems and applications. Estimates include $30 for testing and software renovation, $10 for customer awareness programs, and $20 for internal labor costs. To date total non interest expense associated with the project approximates $50.

      The bank identified twenty mission critical systems which have had complete assessment, validation, and testing. All twenty systems have been tested and validated and have been deemed Year 2000 compliant. In the unlikely event that a mission critical system should fail on January 1, 2000, the Year 2000 committee has developed alternative methods of doing business. The completed contingency plan is currently in place.

      Management has determined that the Bank’s programs are or will be capable of identifying the turn of the century. Furthermore, the Bank has completed all scheduled vendor inquires and testing for non-informational technology systems, including building and bank equipment The Corporation does not anticipate any interruptions in normal business activities. The Corporation’s planning included customer awareness programs and a risk analysis of the Corporation’s business partners. Notwithstanding the Corporation’s efforts to become Year 2000 ready, non-compliance by the Corporation’s partners, vendors, and suppliers could have a negative impact of an undeterminable amount on the Corporation.

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition
and Results of Operations

(In thousands of dollars, except per share data)

Forward Looking Statements

      When used in this discussion or future filings by the Corporation with the Securities and Exchange Commission, or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “will likely result,” “are expected to,” “is anticipated,” “estimate”, “project,” “believe” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The Corporation wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, changed in levels of market interest rated, credit risks of lending activities and competitive and regulatory factors, could affect the Corporation’s actual results for future periods to differ materially from those anticipated or projected.

      The Corporation is not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on its liquidity, capital resources or operations except as discussed herein. The Corporation is not aware of any current recommendations by regulatory authorities which would have such effect if implemented.

General

      The bank has announced intentions to open a branch office on Route 44 in Louisville, Ohio. The full service office is under construction and expected to be opened during the first quarter 2000.

      On September 22, 1999, Consumers National Bank filed with the Comptroller of the Currency a Streamlined Business Combination Application to purchase and assume certain assets and liabilities of a branch of Firstar Bank, National Association and the related drive-in facility in Lisbon, Ohio. At June 30, 1999 the branch had approximately $18 million in deposits and $800 thousand in loans. The purchase of the branch, which is expected to be consummated during January 2000, will increase the assets of Consumers National Bank to greater than $150 million while leaving the bank well capitalized.

Part II — Other Information

Item 1 — Legal Proceedings

      There is no pending litigation, other than routine litigation incidental to the business of Consumers Bancorp Inc. the Corporation’ and its affiliate, or of a material nature involving or naming the Corporation or its affiliate as a defendant. Further, there are no material legal proceedings in which any director, executive officer, principal shareholder or affiliate of the Corporation is a party or has a material interest which is adverse to the Corporation or its affiliate. None of the routine litigation in which the Corporation or its affiliate are involved is expected to have a material adverse upon the financial position or results of operations of the Corporation or its affiliate.

Item 2 — Changes in Securities

      Not Applicable.

Item 3 — Defaults Upon Senior Securities

      Not Applicable

Item 4 — Shareholders Meeting

      Consumers Bancorp, Inc. held its annual meeting of shareholders on September 15, 1999, for the purpose of electing three directors and to transact such other business as would properly come before the meeting. Results of shareholder voting on these individuals were as follows:

Election of Directors:

	Mark S. Kelly	Laurie L. McClellan	David W. Johnson

For	527,105	526,895	526,075

Withheld	1,050	1,260	2,080

      The following directors were not up for election at the annual meeting and their respective terms in office continued after the Annual Meeting.

Thomas M. Kishman	Harry W. Schmuck

Homer R. Unkefer	James R. Kiko, Sr.

John P. Furey	J.V. Hanna

Walter J. Young

Item 5 — Other Information

      Not Applicable

Part II — Other Information (continued)

Item 6 — Exhibits and Reports on Form 8-K

A	Exhibits

Exhibit 11 Statement regarding Computation of Per Share Earnings (included in Note 1 to the Consolidated Financial Statements).

Exhibit 27 Financial Data Schedules.

B	Reports on Form 8-K — Consumers Bancorp Inc. filed reports on Form 8-K during the quarter ended September 30, 1999 as follows:

(1) Form 8-K dated September 2, 1999 regarding an agreement between Consumers National Bank and Firstar Bank, N.A. for Consumers to acquire one branch office located in Lisbon, Ohio.

CONSUMERS BANCORP, INC.
10-QSB

CONSUMERS BANCORP, INC.
SIGNATURES

      In accordance with the requirements of the Exchange Act, the restraint has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSUMERS BANCORP, INC. (Registrant)

Date: November 9, 1999 _____________________	/s/ Mark S. Kelly _______________________ Mark S. Kelly President and C.E.O.

Date: November 9, 1999 _____________________	/s/ Paula J. Meiler _______________________ Paula J. Meiler Chief Financial Officer