Form 10QSB
period 1999-12-31
CONSUMERS BANCORP INC /OH/
filed 2000-02-10
CIK 1006830

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999

Commission file number
033-79130

CONSUMERS BANCORP, INC.
————————————————————————————————————————
(Exact name of Registrant as specified in its charter)

OHIO	34-1771400

(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

614 E. Lincoln Way Minerva, Ohio	44657

(Address of principal executive offices)	(Zip Code)

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

Yes   X      No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $3.33 Stated Value	Outstanding at February 9, 2000 716,070 Common Shares

CONSUMERS BANCORP, INC.
FORM 10-QSB
QUARTER ENDED DECEMER 31, 1999

Part I-Financial Information

Item 1-Financial Statements

Interim financial information required by Rule 10-01 of Regulation S-X (17 CFR Part 210) is included in this Form 10-QSB as referenced below:

Page
Number (s)

Consolidated Balance Sheets	1

Consolidated Statements of Income	2

Consolidated Statements of Comprehensive Income	3

Condensed Consolidated Statements of Changes in Shareholders’ Equity	4

Condensed Consolidated Statements of Cash Flow	5

Notes to the Consolidated Financial Statements	6-10

Item 2- Management’s Discussion and Analysis of Financial	11-19

Condition and Results of Operations

Part II — Other Information

CONSUMERS BANCORP, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands of dollars, except per share amounts)

	December 31,	June 30,
	1999	1999

ASSETS

Cash and cash equivalents	$5,878	$4,773

Federal funds sold		3,235

Securities, available for sale	22,225	24,067

Loans, net	103,936	95,597

Cash surrender value of life insurance	2,056	2,007

Premises and equipment, net	4,028	3,530

Accrued interest and other assets	1,269	1,426

Total assets	$139,392	$134,635

LIABILITIES

Deposits:

Non-interest bearing, demand	$19,617	$18,235

Interest-bearing, demand	11,003	10,106

Savings	42,339	44,595

Time	40,688	46,169

Total deposits	113,647	119,105

Federal Home Loan Bank advances	12,928	2,959

Accrued and other liabilities	1,197	1,436

Total liabilities	127,772	123,500

SHAREHOLDERS’ EQUITY

Common stock ($3.33 stated value, 720,000 shares authorized and issued)	2,400	2,400

Capital surplus	2,436	2,427

Retained earnings	7,264	6,616

Treasury stock, at cost (3,930 at Dec. 31, and 4,255 at June 30)	(130)	(136)

Unrealized gain on securities available for sale	(350)	(172)

Total shareholders’ equity	11,620	11,135

Total liabilities and shareholders’ equity	$139,392	$134,635

See the Notes to the Consolidated Financial Statements

CONSUMERS BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In thousands of dollars, except per share amounts)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	1999	1998	1999	1998

Interest income:

Interest and fees on loans	$2,525	$2,302	4,956	4,594

Investments & mortgage-backed securities:

Taxable	301	283	603	578

Tax exempt	32	28	68	56

Federal funds sold	6	74	28	172

Total interest income	2,864	2,687	5,655	5,400

Interest expense:

Deposits	850	998	1,728	2,054

FHLB advances	106	49	161	100

Total interest expense	956	1,047	1,889	2,154

Net interest income	1,908	1,640	3,766	3,246

Provision for loan losses (Note 4)	104	115	201	153

Net interest income after Provision for loan losses	1,804	1,525	3,565	3,093

Other income:

Service charges on deposits	155	123	303	252

Other income	93	96	171	165

Net securities gains			5

Total other income	248	219	479	417

Other expenses:

Salaries and employee benefits	658	568	1,308	1,095

Occupancy	218	181	389	360

Other non-interest expense	479	373	927	727

Total other expenses	1,355	1,122	2,624	2,182

Income before income taxes	697	622	1,420	1,328

Provision for income taxes	220	211	450	452

Net Income	$477	$411	$970	$876

Basic earnings per share	$.66	$.57	$1.35	$1.22

See the Notes to the Consolidated Financial Statements

CONSUMERS BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(In thousands of dollars)

	Six Months Ended
	December 31,
	1999	1998

Net Income	$970	$876

Other comprehensive income, net of tax

Unrealized gains/ (losses) on securities:

Unrealized gains/(losses) arising during the period	(178)	88

Comprehensive income	$792	$964

See the Notes to the Consolidated Financial Statements

CONSUMERS BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY (Unaudited)

(In thousands of dollars, except per share amounts)

	Six Months Ended
	December 31,
	1999	1998

Balance at beginning of period	$11,135	$10,131

Net income	970	876

Cash dividends $0.45 and $0.43 per share, respectively	(322)	(307)

Treasury stock purchases		(49)

Treasury stock sales	15	48

Unrealized gain on investment securities available for sale	(178)	88

Balance at end of period	$11,620	$10,787

See the Notes to the Consolidated Financial Statements

CONSUMERS BANCORP, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands of dollars)

	Six months ended December 31,
	1999	1998

Cash flows from operating activities

Net income	$970	$876

Adjustments to reconcile net income to net cash from operating	(123)	539

Net cash from operating activities	847	1,415

Cash flow from investing activities

Securities available for sale

Purchases	(2,769)	(5,686)

Sales	3,001

Maturities and principal paydowns	1,293	2,618

Net decrease in federal funds sold	3,235	(925)

Net decrease (increase) in loans	(8,050)	671

Acquisition of premises and equipment	(656)	(232)

Purchase of life insurance policies		(445)

Net cash from investing activities	(3,946)	(3,999)

Cash flows from financing

Net (decrease) increase in deposit accounts	(5,458)	3,707

Net proceeds from short-term borrowing	10,050

Repayments of FHLB advances	(81)	(76)

Dividends paid	(322)	(307)

Purchase of treasury stock		(49)

Sale treasury of treasury stock	15	48

Net cash from financing activities	4,204	3,323

Increase in cash and cash equivalents	1,105	739

Cash and cash equivalents, beginning of year	4,773	4,802

Cash and cash equivalents, end of period	$5,878	$5,541

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

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated balance sheets of the Corporation at December 31, 1999, and its income and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances. The Annual Report for the Corporation for the year ended June 30, 1999, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

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

Cash Reserves: Consumers National Bank is required by the Federal Reserve to maintain reserves consisting of cash on hand and noninterest-bearing balances on deposit with the Federal Reserve Bank. The required reserve balance at December 31, 1999 was $934 and at June 30, 1999 was $841.

Securities: Securities are classified into held-to-maturity and available for sale categories. Held-to-maturity securities are those that the Bank has the positive intent and ability to hold to maturity, and are reported at amortized cost. Available-for-sale securities are those that the Bank may decide to sell if needed for liquidity, asset-liability management, or other reasons. Available-for-sale securities are reported at fair value, with unrealized gains or losses included as a separate component of equity, net of tax.

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

Loan impairment is reported when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer, and credit card loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected from the collateral. Loans are evaluated for impairment when payments are delayed, typically 90 days or more, or when it is probable that not all principal and interest amounts will be collected according to the original terms of the loan. No loans were determined to be impaired, as of and for the periods ended December 31, 1999 and June 30, 1999.

Cash Surrender Value of Life Insurance: The Bank has purchased single-premium life insurance policies to insure the lives of the participants in the salary continuation plan. As of December 31, 1999, the Bank has total purchased policies of $1,795 (total death benefit $5,415) with a cash surrender value of $2,056. As of June 30, 1999, the Bank had total purchased policies of $1,795 (total death benefit $5,415 with a cash surrender value of $2,007. The amount included in income (net of policy commissions and mortality costs) was approximately $55 and $48 for the six month periods ended, $27 and $26 for the three month periods ended December 31, 1999 and 1998.

Premises and Equipment: Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed over the assets’ useful lives on an accelerated basis, except for building for which the straight-line basis is used.

Other Real Estate Owned: Real estate properties, other than Company premises, acquired through, or in lieu of, loan foreclosure are initially recorded at fair value at the date of acquisition. Any reduction to fair value from the carrying value of the related loan at the time of acquisition is accounted for as a loan loss. After acquisition, a valuation allowance reduces the reported amount to the lower of the initial amount or fair value less costs to sell. Expenses, gains and losses on disposition, and changes in the valuation allowance are reported in other expenses. Other real estate owned at December 31, 1999 was $32 and $0 at June 30, 1999.

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

Earnings and Dividends Declared per Share: Earnings per common share are computed based on the weighted average common shares outstanding. The number of outstanding shares used was 716,070 and 714,745 respectively, for the quarters ending December 31, 1999 and December 31, 1998 and 715,976 and 714,892 for the six month periods ended December 31, 1999 and December 31, 1998, respectively.

CONSUMERS BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)(continued)

(In thousands of dollars, except per share amounts)

Note 1- continued

Company’s capital structure contains no dilutive securities. All prior per share information has been restated for the effect of the stock split.

The company declared a three-for-one stock split during the year ended June 30, 1998. In conjunction with the stock split, the Company changed the stated value of common stock from $10.00 to $3.33 and issued 480,000 shares of common stock. As of December 31, 1999 the Company has 720,000 shares of common stock authorized and issued.

Statement of Cash Flows: For purpose of reporting cash flows, cash and cash equivalents include the Company’s cash on hand and due from banks. The company reports net cash flows for customer loan transactions and deposit transactions. For the six month period ended December 31, 1999 and 1998, the Corporation paid $2,210 and $2,494 in interest and $439 and $470 in income taxes.

Note 2 – Securities available for sale

The amortized cost and estimated fair value of the securities available for sale, as presented on the consolidated balance sheet at December 31, 1999 and June 30, 1999 are as follows:

	December 31, 1999

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities available for sale:

U.S. Treasury and Federal Agencies	$10,079	$10	$(169)	$9,920

Obligations of states and political subdivisions	2,568	22	(101)	2,489

Mortgage-backed securities	9,309		(293)	9,016

Other securities	800			800

Total investment securities	$22,756	$32	$(563)	$22,225

	June 30, 1999

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities available for sale:

U.S. Treasury and Federal Agencies	$13,090	$44	$(100)	$13,034

Obligations of states and political subdivisions	3,091	38	(70)	3,059

Mortgage-backed securities	7,359	1	(173)	7,187

Other securities	787			787

Total investment securities	$24,327	$83	$(343)	$24,067

CONSUMERS BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)(continued)

(In thousands of dollars, except per share amounts)

Note 2 – Securities available for sale — continued

During the six month period ended December 31, 1999 gross gains of $6 and gross losses of $1 were recognized on the sale of securities. There were no sales or transfer of securities classified as available for sale for the three and six month period ended December 31, 1998.

The amortized cost and estimated fair value of debit securities at December 31, 1999, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 1999

		Estimated
	Amortized Cost	Fair Value

Securities available for sale:

Due in one year or less	$4,025	$4,019

Due after one year through five years	6,382	6,301

Due after five years through ten years	2,240	2,089

Due after ten years

Total	12,647	12,409

Mortgage-backed securities	9,309	9,016

Equity Securities	800	800

Total	$22,756	$22,225

At December 31, 1999, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies and corporations, with an aggregate book value which exceeds 10% of shareholders’ equity.

CONSUMERS BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)(continued)

(In thousands of dollars)

Note 3 — Loans

Total loans as presented on the balance sheets are comprised of the following classifications:

	Dec. 31, 1999	June 30, 1999

Real estate — residential mortgage	$43,954	$40,258

Real estate – construction	1,534	785

Commercial, financial, and agricultural	43,297	40,564

Personal and other	16,659	15,415

Unearned fees and costs	(215)	(232)

Allowance for possible loan losses	(1,293)	(1,193)

Net Loans	$103,936	$95,597

No loans were determined to be impaired at either December 31, 1999, or June 30, 1999, nor were there any such loans during the period then ended. At December 31, 1999, loans in non-accrual status totaled $26 and at June 30, 1999, totaled $135.

Note 4 — Allowance for Loan Losses

A summary of activity in the allowance for loan losses for the six months ended December 31, 1999, and December 31, 1998, are as follows:

(In thousands of dollars)	1999	1998

Balance at beginning of period	$1,193	$1,145

Loans charged off	(154)	(185)

Recoveries of loans previously charged off	53	22

Provision	201	153

Balance at end of period	$1,293	$1,135

CONSUMERS BANCORP, INC.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

(In thousands of dollars, except per share data)

General

The following is management’s analysis of the Corporation’s results of operations as of and for the three month and six month periods ended December 31, 1999, compared to the same period in 1998, and the consolidated balance sheets at December 31, 1999 compared to June 30, 1999. This discussion is designed to provide a more comprehensive review of the operating results and financial condition than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in the is report.

Results of Operations

Net Income. The Corporation earned net income of $477 for the three months ended December 31, 1999 compared to $411 for the three months ended December 31, 1998. This increase was primarily due to an increase in net interest income which is offset by an increase in other expenses. Net income increased $94 or 10.7% for the six months ended December 31, 1999 as compared to the comparable period in 1998. The increase is due to an increases in net interest income and all other income partially offset by increases in other expense.

Net Interest Income. Net interest income totaled $1,908 for the three months ended December 30, 1999 compared to $1,640 for the three months ended December 31, 1998, an increase of $268 or 16.3%. Net interest income totaled $3,766 for the six months ended December 31, 1999, an increase of $520 or16.0%. The additional net interest income was primarily due to the increase in interest and fees on loans, and decreases in interest expense.

Interest and fees on loans increased $223, or 9.7%, to $2,525 for the three months ended December 31, 1999 from $2,302 for the three months ended December 31, 1998. The increase in interest income was due to higher average loans outstanding. The yield on average loans outstanding for the six month periods ended December 31, 1999, and December 31, 1998 was 9.74% and 9.63% respectively.

Interest earned on taxable and tax-exempt securities totaled $333 for the three month period ended December 31, 1999 compared to $311 for the three month period ended December 31, 1998. The increase was primarily the result of an increase in average balances. Interest income on federal funds sold decreased by $68 for the three months ended December 31, 1999, due to a decrease in the average outstandings.

CONSUMERS BANCORP, INC.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

(In thousands of dollars, except per share data)

Interest paid on deposits decreased $148, or 14.8% for the three months ended December 31, 1999 compared to the three months ended December 31, 1998 respectively. Interest paid on deposits declined $326 or 15.9% for the comparable six month period comparison from December 31, 1999 and December 31, 998. The decrease was primarily a result of the decline in interest rates as interest paid on average interest-bearing checking, savings, and time deposits has declined to 1.73%, 2.41%, and 5.07% from 2.08%, 2.81%, and 5.69% for the six month period ended December 31, 1999 and 1998, respectively.

Interest paid on FHLB Advances totaled $106 for the three months ended December 31, 1999 as compared to $49 for the three months ended December 31, 1998. The change was a result of an increase in the average level of borrowings from 1998 to 1999.

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

The provision for loan losses for the three months ended December 31, 1999 totaled $104 as compared to $115 for the three months ended December 31, 1998, decrease of $11, or 9.6%. The allowance for loan losses totaled $1,293, or 1.23% of total loans receivable at December 31, 1999. The increase in the provision is reflective of the fact that the Corporation provided for net charge-offs during the period. Net charge-offs to average loans decreased to .19% for the three month period ended December 31, 1999 from .48% for the period ended December 31, 1998. For the six month period ended December 31, 1999, net charge offs to average loans decreased to .20% from .34% for the six month period ended December 31, 1998. Notwithstanding the charge-off history, management believes it is prudent to continue to increase the allowance for loan losses as total loans increase. Accordingly management anticipates it will continue its provisions to the allowance for loan losses whenever loan growth occurs.

CONSUMERS BANCORP, INC.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

(In thousands of dollars, except per share data)

Other Income. Other income includes service charges on deposits and other miscellaneous income. Other income of $248 for the three months ended December 31, 1999 represented an increase of $29, or 13.2% compared to the $219 of other income for the three months ended December 31, 1998. Other income increased $62 or 14.9% for the six months ended December 31, 1999 as compared to the six month period ended December 31, 1998. The increases were primarily due to an increase in service charge income on deposits resulting from adjustments made to the deposit service fee schedule, as well as the growth in deposit balances from the prior period. Increased income has also been realized from the increase in cash surrender value of life insurance, and fee income related to facilitating the origination of long term fixed rate loans for a third party. Management has elected not to add long term fixed rate mortgage loans to its portfolio. Consumers has entered into an arrangement whereby it assists a third party to fund long term fixed rate loans by taking loan applications, and assisting in the completion of certain loan documents for which it is paid a fee. The arrangement allows the Corporation to meet its customers’ needs by offering an opportunity to obtain long term fixed rate financing on a primary residence and is a source of additional non-interest income.

Other Expense. Other expense totaled $1,355 for the three months ended December 31, 1999 compared to $1,122 for the three months ended December 31, 1998, an increase of $233, or 20.8%. Other expense increased $442 or 20.3% for the six month period ended December 31, 1999 as compared to 1998. Start up costs of the Alliance office and wholly owned finance company were primary reasons for the increase.

Salary and benefits expense increased $90, or 15.8% and $213 or 19.5% for the three and six month periods ended December 31, 1999 as compared to December 31, 1998, respectively. The increase is the result of normal annual merit increases and the addition of new employees to facilitate growth. Occupancy expense increased $37 or 20.4% and $29 or 8.1% for the three and six month periods ended December 31, 1999, as compared to December 31, 1998, respectively. The increase in other expense was attributable to a general increase in various overhead categories due to continued growth of the Corporation.

Income Tax Expense. The provision for income taxes totaled $220 for the three months ended December 31, 1999 compared to $211 for the three months ended December 31, 1998, an increase of $9, or 4.3%. The effective tax rate was 31.5% for the three month periods ended December 31, 1999 and 1998 respectively.

CONSUMERS BANCORP, INC.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

(In thousands of dollars, except per share data)

Financial Condition

Total assets at December 31, 1999 were $139,392 compared to $134,635 at June 30, 1999, an increase of $4,757 or 3.5%. Loan receivables increased $8,339 from $95,597 at June 30, 1999 to $103,936 at December 31, 1999. Personal loan totals increased for the period while residential real estate loans increased $3,696 or 9.1%, real estate construction loans increased $749, or 95.4%, and commercial loans increased $2,733, or 6.7%. The increases are caused by customer refinances on many real estate loans. Loan growth is expected to continue to increase in the near future as customers anticipate a rise in short-term interest rates. Investments in available for sale securities have decreased from $24,067 at June 30, 1999 to $22,225 at December 31, 1999, or 7.7%.

Total shareholders equity increased from $11,135 at June 30, 1999, to $11,620 at December 31, 1999. This increase is a combination of net income for the period along with sales of treasury stock, offset by cash dividends paid and the decrease in value of available for sale securities.

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

The Corporation groups its loan portfolio into four major categories: commercial loans, real estate loans, personal loans, and credit card outstanding balances. Commercial loans are comprised of both variable rate notes subject to daily interest rate changes based on the prime rate, and fixed rate notes having maturities of generally not greater than five years. Commercial loans have shown impressive growth recently, with outstanding balances up by $2,733, or 6.7% since June 30, 1999. This is mainly due to the Corporation’s ability to tailor loan programs to the specific requirements of the business, professional, and agricultural customers in its market area. The Corporation’s real estate loan portfolio consists of three basic segments: conventional mortgage loans having fixed rates and maturities not exceeding fifteen years, variable rate home equity lines of credit, and fixed rate loans having maturity or renewal dates that are less than the scheduled amortization period. Real estate loan growth has improved through the past quarter after several quarters of substantial decline. Competition is very heavy in the Corporation’s market for these types of loans, both from local and national lenders. In 1997 the Corporation became affiliated with the Community Mortgage Network, which is a program that allows the Corporation to offer very attractive mortgage loan options to its customers. The personal loans offered by the Corporation are generally written for periods up to five years, based on the nature of the collateral. These may be either installment loans having regular monthly payments, or

CONSUMERS BANCORP, INC.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

(In thousands of dollars, except per share data)

demand type loans for short periods of time. Credit card receivables are made up of charge card account holders who are mainly established customers of the Corporation, with the Corporation maintaining a very conservative policy on card limits and new accounts. Personal loans and credit card receivables have remained at relatively the same levels during the past full fiscal year.

Funds not allocated to the Corporation’s loan portfolio are invested in various securities having diverse maturity schedules. The majority of the Corporation’s investments are held in U.S. Treasury securities or other securities issued by U.S. Government agencies, and to a lesser extent, investments in tax free municipal bonds. Net interest yields for the investment account were 6.07% and 6.02% respectively for the six month periods ended December 31, 1999 and December 31, 1998.

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

To provide an additional source of loan funds, the Corporation has entered into an agreement with the Federal Home Loan Bank (FHLB) of Cincinnati to obtain matched funding for loans. Repayment is made either over a fifteen year period, or over a three year period with a balloon payment. At December 31, 1999, these FHLB balances totaled $12,928. An additional $5,000 was borrowed on an overnight basis to fund short-term cash needs and $5,000 was borrowed on a short term basis to fund anticipated year 2000 cash withdrawals. The Corporation considers this agreement with the FHLB to be a good source of liquidity funding, secondary to its deposit base.

Jumbo time deposits (those with balances of $100 and over) have decreased from $9,415 at June 30, 1999 to $8,991 at December 31, 1999, or 4.5%. These deposits are monitored closely by the Corporation, priced on an individual basis, and often matched with a corresponding investment instrument. The Corporation has on occasion used a fee paid broker to obtain these types of funds from outside its normal service area as another alternative for its funding needs. These deposits are not relied upon as a primary source of funding however, and the Corporation can foresee no dependence on these types of deposits for the near term.

CONSUMERS BANCORP, INC.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

(In thousands of dollars, except per share data)

Although management monitors interest rates on an ongoing basis, a quarterly rate sensitivity report is used to determine the effect of interest rate changes on the financial statements. In the opinion of management, enough assets or liabilities could be repriced over the near term (up to three years) to compensate for such changes. The spread on interest rates, or the difference between the average earning assets and the average interest bearing liabilities, is monitored quarterly. It is the Corporation’s goal to maintain this spread at better than 4.0%. The spread for the six month periods ended December 31, 1999 and 1998 were 5.38% and 4.58%, respectively and for the fiscal year ended June 30, 1999 was 5.47%

Asset and Liability Management

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

Capital Resources

	December 30, 1999		June 30, 1999

	Amount	Percent	Amount	Percent

Tier 1 Capital

Actual	$11,800	12.2%	$11,300	12.1%

Required	3,868	4.0%	3,720	4.0%

Total Risked Based Capital

Actual	$13,011	13.5%	$12,460	13.4%

Required	7,736	8.0%	7,440	8.0%

Tier 1 Capital : Average assets

Actual	$11,800	8.6%	$11,300	8.4%

Required	5,483	4.0%	$5,390	4.0%

CONSUMERS BANCORP, INC.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

(In thousands of dollars, except per share data)

Capital Resources (continued)

The subsidiary Bank is subject to various regulatory capital requirements administered by federal regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory actions that, if undertaken, could have a direct material affect on the Bank’s financial statements. The Bank is considered well capitalized under the Federal Deposit Insurance Act at December 31, 1999. Management is not aware of any matters occurring subsequent to December 31, 1999 that would cause the Bank’s capital category to change.

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

(In thousands of dollars, except per share data)

Year 2000 Issue

Management determined that all of the Bank’s programs were capable of identifying the turn of the century. There were no interruptions to normal business activities and all systems performed as tested.

It was anticipated that approximately $60 would be spent on the preparedness project. Project expenditures approximated $55 with $25 for internal labor costs, $30 for testing and software renovation, and $10 for customer awareness.

Management continues to monitor its customers, vendors, and suppliers, and has discovered no non-compliance by any business partner.

CONSUMERS BANCORP, INC.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

(In thousands of dollars, except per share data)

Forward Looking Statements

When used in this discussion or future filings by the Corporation with the Securities and Exchange Commission, or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “will likely result,” “are expected to ,” “is anticipated,” “estimate”, “project,” “believe” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The Corporation wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, changed in levels of market interest rated, credit risks of lending activities and competitive and regulatory factors, could affect the Corporation’s actual results for future periods to differ materially from those anticipated or projected.

The Corporation is not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on its liquidity, capital resources or operations except as discussed herein. The Corporation is not aware of any current recommendations by regulatory authorities which would have such effect if implemented.

General

The bank has opened a full service branch office on Route 44 in Louisville, Ohio on February 07, 2000.

After the close of business January 14, 2000 Consumers National Bank consummated an agreement to purchase and assume certain assets and liabilities of a branch of Firstar Bank, National Association and its related drive-in facility in Lisbon, Ohio. At closing the branch had approximately $19 million in deposits. The purchase of the branch increased the assets of Consumers National Bank to approximately $150 million while leaving the bank well capitalized.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

There is no pending litigation, other than routine litigation incidental to the business of Consumers Bancorp Inc. “the Corporation’ and its affiliate, or of a material nature involving or naming the Corporation or its affiliate as a defendant. Further, there are no material legal proceedings in which any director, executive officer, principal shareholder or affiliate of the Corporation is a party or has a material interest which is adverse to the Corporation or its affiliate. None of the routine litigation in which the Corporation or its affiliate are involved is expected to have a material adverse upon the financial position or results of operations of the Corporation or its affiliate.

Item 2 – Changes in Securities

Not Applicable.

Item 3 – Defaults Upon Senior Securities

Not Applicable

Item 4 – Shareholders Meeting

Not Applicable

Item 5 – Other Information

Not Applicable

PART II – OTHER INFORMATION (continued)

Item 6 – Exhibits and Reports on Form 8-K

A.	Exhibits

Exhibit 11 Statement regarding Computation of Per Share Earnings (included in Note 1 to the Consolidated Financial Statements).

Exhibit 27 Financial Data Schedules.

B.	Reports on Form 8-K – Consumers Bancorp Inc. filed reports on Form 8-K during the quarter ended December 31, 1999 as follows:

(1) None

Consumers Bancorp, Inc.
10-QSB
CONSUMERS BANCORP, INC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the restraint has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSUMERS BANCORP, INC. —————————————— (Registrant)

Date: February 9, 2000	/s/ Mark S. Kelly Mark S. Kelly President and C.E.O.

Date: February 9, 2000	/s/ Paula J. Meiler Paula J. Meiler Chief Financial Officer