Form 10QSB
period 2000-03-31
CONSUMERS BANCORP INC /OH/
filed 2000-05-15
CIK 1006830

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


For the quarterly period ended March 31, 2000


Commission file number
       033-79130
                             CONSUMERS BANCORP, INC.
                             -----------------------
             (Exact name of Registrant as specified in its charter)

                  OHIO                            34-1771400
                  ----                            ----------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
Incorporation or organization)


614 E. Lincoln Way
Minerva, Ohio                                        44657
---------------------                                -----
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


                                                      Yes X No
                                                         ---  --



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock, $3.33 Stated Value          Outstanding at May 11, 2000
                                                   716,070 Common Shares

                             CONSUMERS BANCORP, INC.
                                   FORM 10-QSB
                          QUARTER ENDED MARCH 31, 2000

                          PART I-FINANCIAL INFORMATION

Item 1-Financial Statements

Interim financial information required by Rule 10-01 of Regulation S-X (17 CFR
Part 210) is included in this Form 10-QSB as referenced below:

                                                                                    Page
                                                                                  Number(s)
                                                                                  ----------
Consolidated Balance Sheets                                                            3

Consolidated Statements of Income                                                      4

Consolidated Statements of Comprehensive Income                                        5

Condensed Consolidated Statements of Changes in
Shareholders' Equity                                                                   6

Condensed Consolidated Statements of Cash Flow                                         7

Notes to the Consolidated Financial Statements                                      8-12

Item 2- Management's Discussion and Analysis of Financial                          13-21
             Condition and Results of Operations

                          PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                            22

Item 2 - Changes in Securities and Use of Proceeds                                    22

Item 3 - Defaults upon Senior Securities                                              22

Item 4 - Submission of Matters to a Vote of Security Holders                          22

Item 5 - Other Information                                                            22

Item 6 - Exhibits and Reports on Form 8-K                                             23

Signatures                                                                            24

                             CONSUMERS BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except per share amounts)

                                                                      March  31,         June 30,
                                                                            2000             1999
                                                                            ----             ----
ASSETS
Cash and cash equivalents                                             $    5,841        $   4,773
Federal funds sold                                                         4,600            3,235
Securities, available for sale                                            23,976           24,067
Loans, net                                                               108,902           95,597
Cash surrender value of life insurance                                     2,080            2,007
Premises and equipment, net                                                4,749            3,530
Intangible assets                                                          1,901               13
Accrued interest and other assets                                          1,524            1,413
                                                                        --------         --------
          Total assets                                                  $153,573         $134,635
                                                                        ========         ========


LIABILITIES
Deposits:
     Non interest-bearing, demand                                      $  22,892        $  18,235
     Interest-bearing, demand                                             14,383           10,106
     Savings                                                              53,861           44,595
     Time                                                                 46,595           46,169
                                                                        --------         --------
          Total deposits                                                 137,731          119,105
Federal Home Loan Bank advances                                            2,837            2,959
Accrued and other liabilities                                              1,085            1,436
                                                                        --------         --------
          Total liabilities                                              141,653          123,500


SHAREHOLDERS' EQUITY
Common stock ($3.33 stated value, 720,000 shares
     authorized and issued)                                                2,400            2,400
Capital surplus                                                            2,436            2,427
Retained earnings                                                          7,574            6,616
Treasury stock, at cost (3,930 at Mar. 31, and
4,255 at June 30)                                                          (130)            (136)
Accumulated other comprehensive income                                     (360)            (172)
                                                                        --------         --------
          Total shareholders' equity                                      11,920           11,135
                                                                        --------         --------
          Total liabilities and shareholders' equity                    $153,573         $134,635
                                                                        ========         ========

             See the Notes to the Consolidated Financial Statements

                             CONSUMERS BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

(In thousands of dollars, except per share amounts)

                                                   Three Months Ended                Nine Months Ended
                                                      March 31,                         March 31,
                                                 2000           1999                2000           1999
                                                 ----           ----                ----           ----
Interest income:
   Interest and fees on loans                  $2,596            $2,237           $7,552            $6,831
   Investments & mortgage-backed
   securities:
      Taxable                                     318               294              921               872
      Tax exempt                                   30                33               98                89
   Federal funds sold                              67                69               95               241
                                               ------            ------           ------            ------
   Total interest income                        3,011             2,633            8,666             8,033

Interest expense:
   Deposits                                       965               931            2,693             2,985
   FHLB advances                                   69                49              230               149
                                               ------            ------           ------            ------
   Total interest expense                       1,034               980            2,923             3,134
                                               ------            ------           ------            ------

Net interest income                             1,977             1,653            5,743             4,899
Provision for loan losses (Note 4)                112                42              313               195
                                               ------            ------           ------            ------

Net interest income after
   Provision for loan losses                    1,865             1,611            5,430             4,704

Other income:
   Service charges on deposits                    159               141              462               393
   Other income                                   144               143              315               308
   Net securities gains                                                                5
                                               ------            ------           ------            ------
   Total other income                             303               284              782               701

Other expenses:
   Salaries and employee benefits                 773               673            2,111             1,808
   Occupancy                                      223               199              613               559
   Other non-interest expense                     501               383            1,397             1,070
                                               ------            ------           ------            ------
   Total other expenses                         1,497             1,255            4,121             3,437

Income before income taxes                        671               640            2,091             1,968
Provision for income taxes                        211               185              661               637
                                               ------            ------           ------            ------
Net Income                                     $  460            $  455           $1,430            $1,331
                                               ======            ======           ======            ======

Earnings per share                            $   .64           $   .64           $ 1.99            $ 1.86
                                              =======           =======           ======            ======

             See the Notes to the Consolidated Financial Statements

                             CONSUMERS BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


(In thousands of dollars)

                                                    Three Months Ended         Nine Months Ended
                                                         March 31,                  March 31,
                                                   2000          1999         2000           1999
                                                   ----          ----         ----           ----

Net Income                                       $   460       $   455       $ 1,430       $ 1,331

Other comprehensive income, net of tax
      Unrealized gains/(losses) arising
            during the period                        (10)          (91)         (185)           (3)
      Reclassification adjustment for gains
           recognized in income                                                   (3)
                                                 -------       -------       -------       -------
Comprehensive income                             $   450       $   364       $ 1,242       $ 1,328
                                                                             =======       =======













             See the Notes to the Consolidated Financial Statements

                             CONSUMERS BANCORP, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(In thousands of dollars, except per share amounts)

                                                          Nine Months Ended
                                                              March 31,
                                                        2000             1999
                                                        ----             ----
Balance at beginning of period                        $ 11,135         $ 10,131

Net income                                               1,430            1,331

Cash dividends $0.66 and $0.63
   per share, respectively                                (472)            (450)

Treasury stock purchases                                   (49)

Treasury stock sales                                        15               48

Unrealized loss on investment securities
   available for sale                                     (188)              (3)
                                                      --------         --------

Balance at end of period                              $ 11,920         $ 11,008
                                                      ========         ========














             See the Notes to the Consolidated Financial Statements

                             CONSUMERS BANCORP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

                                                       Nine months ended March 31,
                                                          1999             1998
                                                          ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                         $  1,430       $  1,331
     Adjustments to reconcile net income to net
         cash from operating                                  99            279
                                                        --------       --------

            Net cash from operating activities             1,529          1,610
                                                        --------       --------

CASH FLOW FROM INVESTING ACTIVITIES
     Securities available for sale
         Purchases                                        (4,852)        (8,177)
         Sales                                             3,001
     Maturities and principal paydowns                     1,584          3,806
     Net decrease (increase) in federal funds sold        (1,365)         2,025
     Net decrease (increase) in loans                    (13,124)         2,114
     Acquisition of premises and equipment                (1,253)          (499)
     Purchase of life insurance policies                                   (445)
                                                        --------       --------

         Net cash from investing activities              (16,009)        (1,176)
                                                        --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net decrease in deposit accounts                       (537)          (451)
     Repayments of FHLB advances                            (122)          (115)
     Dividends paid                                         (472)          (450)
     Purchases of branch deposits, net                    16,664
     Purchase of treasury stock                                             (49)
     Sale treasury of treasury stock                          15             48
                                                        --------       --------

         Net cash from financing activities               15,548         (1,017)
                                                        --------       --------

Increase in cash and cash equivalents                      1,068           (583)

Cash and cash equivalents, beginning of year               4,773          4,802
                                                        --------       --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                $  5,841       $  4,219
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

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated balance sheets of the Corporation at March 31, 2000, and its income and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances. The Annual Report for the Corporation for the year ended June 30, 1999, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

Business Segment Information: Consumers Bancorp, Inc. is a finance holding company engaged in the business of commercial and retail banking, which accounts for substantially all of the revenues, operating income, and assets. All commercial and retail banking operations are considered by management to be aggregated into one reportable operating segment of banking.

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

Cash Reserves: The Bank is required by the Federal Reserve to maintain reserves consisting of cash on hand and noninterest-bearing balances on deposit with the Federal Reserve Bank. The required reserve balance at March 31, 2000 was $1,011 and at June 30, 1999 was $841.

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

                             CONSUMERS BANCORP, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands of dollars, except per share amounts)

NOTE 1 - CONTINUED
Allowance for Loan Losses: The allowance for loan losses is a valuation allowance, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required based on past loan loss experience, known and inherent risks in the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. Allocations of the allowance maybe made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged off.
Loan impairment is reported when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer, and credit card loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected from the collateral. Loans are evaluated for impairment when payments are delayed, typically 90 days or more, or when it is probable that not all principal and interest amounts will be collected according to the original terms of the loan. No loans were determined to be impaired, as of and for the periods ended March 31, 2000 and June 30, 1999.

Cash Surrender Value of Life Insurance: The Bank has purchased single-premium life insurance policies to insure the lives of the participants in the salary continuation plan. As of March 31, 2000, the Bank has total purchased policies of $1,795 (total death benefit of $5,525) with a cash surrender value of $2,080. As of June 30, 1999, the Bank had total purchased policies of $1,795 (total death benefit of $5,415 with a cash surrender value of $2,007. The amount included in income (net of policy commissions and mortality costs) was approximately $83 and $75 for the nine month periods ended, $28 and $27 for the three month periods ended March 31, 2000 and 1999.

Premises and Equipment: Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed over the assets' useful lives on an accelerated basis, except for buildings for which the straight-line basis is used.

Other Real Estate Owned: Real estate properties, other than Company premises, acquired through, or in lieu of, loan foreclosure are initially recorded at fair value at the date of acquisition. Any reduction to fair value from the carrying value of the related loan at the time of acquisition is accounted for as a loan loss. After acquisition, a valuation allowance reduces the reported amount to the lower of the initial amount or fair value less costs to sell. Expenses, gains and losses on disposition, and changes in the valuation allowance are reported in other expenses. Other real estate owned was $3 at March 31, 2000 and $0 at June 30, 1999.

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

Earnings and Dividends Declared per Share: Earnings per common share are computed based on the weighted average common shares outstanding. The number of outstanding shares used was 716,070 and 714,745 respectively, for the quarters ending March 31, 2000 and March 31, 1999 and 716,007 and 715,172 for the nine month periods ended March 31, 2000 and March 31, 1999, respectively.

                             CONSUMERS BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands of dollars, except per share amounts)
NOTE 1- CONTINUED
The Company's capital structure contains no dilutive securities.

Statement of Cash Flows: For purpose of reporting cash flows, cash and cash equivalents include the Company's cash on hand and due from banks. The company reports net cash flows for customer loan transactions and deposit transactions. For the nine month period ended March 31, 2000 and 1999, the Corporation paid $3,132 and $3,377 in interest and $689 and $680 in income taxes.

NOTE 2 - SECURITIES AVAILABLE FOR SALE
The amortized cost and estimated fair value of the securities available for sale, as presented on the consolidated balance sheet at March 31, 2000 and June 30, 1999 are as follows:

                                                        March 31, 2000
                                                        --------------
                                                    Gross          Gross        Estimated
                                       Amortized    Unrealized     Unrealized   Fair
                                       Cost         Gains          Losses       Value
                                       ---------------------------------------------------
Securities available for sale:
U.S. Treasury and Federal Agencies      $11,067      $     4       $  (181)      $10,890
Obligations of states and
   political subdivisions                 2,565           16           (96)        2,485
Mortgage-backed securities                9,990                       (308)        9,682
Other securities                            901           18                         919
                                        -------------------------------------------------
          Total securities              $24,523      $    38       $  (585)      $23,976
                                        =======      =======       =======       =======



                                                         June 30, 1999
                                                         -------------
                                                    Gross          Gross        Estimated
                                       Amortized    Unrealized     Unrealized   Fair
                                       Cost         Gains          Losses       Value
                                       ---------------------------------------------------
Securities available for sale:
U.S. Treasury and Federal Agencies      $13,090      $    44       $  (100)      $13,034
Obligations of states and
   political subdivisions                 3,091           38           (70)        3,059
Mortgage-backed securities                7,359            1          (173)        7,187
Other securities                            787                                      787
                                        -------------------------------------------------
          Total securities              $24,327      $    83         $(343)      $24,067
                                        =======      =======       =======       =======

                             CONSUMERS BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands of dollars, except per share amounts)
NOTE 2 - SECURITIES AVAILABLE FOR SALE - CONTINUED
During the nine month period ended March 31, 2000 gross gains of $6 and gross losses of $1 were recognized on the sale of securities. There were no sales or transfer of securities classified as available for sale for the three and nine month period ended March 31, 1999.

The amortized cost and estimated fair value of debt securities at March 31, 2000, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                       March 31, 2000
                                                       --------------

                                                   Amortized      Estimated
                                                      Cost       Fair Value
                                                      ----       ----------

  Securities available for sale:
  Due in one year or less                            $ 4,020       $ 4,015
    Due after one year through five years              7,373         7,273
    Due after five years through ten years             2,239         2,087
    Due after ten years
                                                     -------       -------

         Total                                        13,632        13,375

    Mortgage-backed securities                         9,990         9,682
    Equity Securities                                    901           919
                                                     -------       -------
         Total                                       $24,523       $23,976
                                                     =======       =======

At March 31, 2000, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies and corporations, with an aggregate book value which exceeds 10% of shareholders' equity.

                             CONSUMERS BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands of dollars)

NOTE 3 - LOANS

Total loans as presented on the balance sheets are comprised of the following classifications:

                                                March 31, 2000    June 30, 1999
                                                --------------    -------------

Real estate - residential mortgage                 $  46,061       $  40,258
Real estate - construction                             1,970             785
Commercial, financial, and agricultural               45,043          40,564
Personal and other                                    17,398          15,415
Unearned fees and costs                                 (222)           (232)
Allowance for possible loan losses                    (1,348)         (1,193)
                                                   ---------       ---------

Net Loans                                          $ 108,902       $  95,597
                                                   =========       =========


No loans were determined to be impaired at either March 31, 2000, or June 30, 1999, nor were there any such loans during the period then ended. At March 31, 2000, loans on non-accrual status totaled $0 and at June 30, 1999, totaled $135.

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

A summary of activity in the allowance for loan losses for the nine months ended March 31, 2000, and March 31, 1999, are as follows:

(In thousands of dollars)                              2000             1999
                                                       ----             ----

Balance at beginning of period                       $1,193           $1,145
Loans charged off                                      (226)            (258)
Recoveries of loans previously charged off               68               38
Provision                                               313              195
                                                     ------           ------
Balance at end of period                             $1,348           $1,120
                                                     ======           ======

                             CONSUMERS BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

(In thousands of dollars, except per share data)

GENERAL

The following is management's analysis of the Corporation's results of operations for the three month and nine month periods ended March 31, 2000, compared to the same periods in 1999, and the consolidated balance sheets at March 31, 2000 compared to June 30, 1999. This discussion is designed to provide a more comprehensive review of the operating results and financial condition than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in the is report.

RESULTS OF OPERATIONS

NET INCOME. The Corporation earned net income of $460 for the three months ended March 31, 2000 compared to $455 for the three months ended March 31, 1999. This increase was primarily due to an increase in net interest income which is offset by an increase in other expenses. Net income increased $99 or 7.4% for the nine months ended March 31, 2000 as compared to the comparable period in 1999. The increase is due to an increases in net interest income and all other income partially offset by increases in other expense.

NET INTEREST INCOME. Net interest income totaled $1,977 for the three months ended March 31, 2000 compared to $1,653 for the three months ended March 31, 1999, an increase of $324 or 19.6%. Net interest income totaled $5,743 for the nine months ended March 31, 2000, an increase of $844 or 17.2%. The additional net interest income was primarily due to the increase in interest and fees on loans, and decreases in interest expense.

Interest and fees on loans increased $359, or 16.0%, to $2,596 for the three months ended March 31, 2000 from $2,237 for the three months ended March 31, 2000. The increase in interest income was due to higher average loans outstanding. The yield on average loans outstanding for the nine month periods ended March 31, 2000, and March 31, 1999 was 9.78% and 9.67% respectively.

Interest earned on taxable and tax-exempt securities totaled $348 for the three month period ended March 31, 2000 compared to $327 for the three month period ended March 31, 2000. The increase was primarily the result of an increase in average balances. Interest income on federal funds sold decreased by $2 for the three months ended March 31, 2000, due to a decrease in the average outstandings.

                             CONSUMERS BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

(In thousands of dollars, except per share data)

Interest paid on deposits increased $34, or 3.7% for the three months ended March 31, 2000 compared to the three months ended March 31, 1999 respectively. Interest paid on deposits declined $292 or 9.8% for the comparable nine month period comparison from March 31, 2000 and March 31, 1999. The decrease was primarily a result of the decline in interest rates as interest paid on average interest-bearing checking, savings, and time deposits has declined to 1.79%, 2.54%, and 5.04% from 1.99%, 2.76 %, and 5.58 % for the nine month period ended March 31, 2000 and 1999, respectively.

Interest paid on FHLB Advances totaled $69 for the three months ended March 31, 2000 as compared to $49 for the three months ended March 31, 1999. The change was a result of an increase in the average level of borrowings from 1999 to 2000.

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

The provision for loan losses for the three months ended March 31, 2000 totaled $112 as compared to $42 for the three months ended March 31, 1999, an increase of $70, or 166.7%. The allowance for loan losses totaled $1,348, or 1.22% of total loans receivable at March 31, 2000. Net charge-offs to average loans decreased to .21% for the three month period ended March 31, 2000 from .25% for the period ended March 31, 1999. For the nine month period ended March 31, 2000, net charge offs to average loans decreased to .20% from .32% for the nine month period ended March 31, 1999. Notwithstanding the charge-off history, management believes it is prudent to continue to increase the allowance for loan losses as total loans increase. Accordingly management anticipates it will continue its provisions to the allowance for loan losses whenever loan growth occurs.

                             CONSUMERS BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

(In thousands of dollars, except per share data)

OTHER INCOME. Other income includes service charges on deposits and other miscellaneous income. Other income of $303 for the three months ended March 31, 2000 represented an increase of $19, or 6.7% compared to the $284 of other income for the three months ended March 31, 1999. Other income increased $81 or 11.6% for the nine months ended March 31, 2000 as compared to the nine month period ended March 31, 1999. The increases were primarily due to an increase in service charge income on deposits resulting from adjustments made to the deposit service fee schedule, as well as the growth in deposit balances from the prior period. Increased income has also been realized from the increase in cash surrender value of life insurance, and fee income related to facilitating the origination of long term fixed rate loans for a third party. Management has elected not to add long term fixed rate mortgage loans to its portfolio. Consumers has entered into an arrangement whereby it assists a third party to fund long term fixed rate loans by taking loan applications, and assisting in the completion of certain loan documents for which it is paid a fee. The arrangement allows the Corporation to meet its customers' needs by offering an opportunity to obtain long term fixed rate financing on a primary residence and is a source of additional non-interest income.

OTHER EXPENSE. Other expense totaled $1,497 for the three months ended March 31, 2000 compared to $1,255 for the three months ended March 31, 1999, an increase of $242, or 19.3%. Other expense increased $684 or 19.9% for the nine month period ended March 31, 2000 as compared to 1999. Start up costs of the Louisville office and installation of an on-line teller system were primary reasons for the increase.

Salary and benefits expense increased $100, or 14.9% and $303 or 16.8% for the three and nine month period ended March 31, 2000 as compared to March 31, 1999. The increase is the result of normal annual merit increases and the addition of new employees to facilitate growth. Occupancy expense increased $24 or 12.1% and $54 or 9.7% for the three and nine month periods ended March 31, 2000, as compared to March 31, 1999, respectively. The increase in other expense was attributable to a general increase in various overhead categories due to continued growth of the Corporation.

INCOME TAX EXPENSE. The provision for income taxes totaled $211 for the three months ended March 31, 2000 compared to $185 for the three months ended March 31, 1999, an increase of $26, or 14.1%. The effective tax rate was 31.4% and 31.5% for the three month periods ended March 31, 2000 and 1999 respectively.

                             CONSUMERS BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

(In thousands of dollars, except per share data)
FINANCIAL CONDITION
Total assets at March 31, 2000 were $153,573 compared to $134,635 at June 30, 1999, an increase of $18,938 or 14.1%. Loan receivables increased $13,305 from $95,597 at June 30, 1999 to $108,902 at March 31, 2000. Personal loan totals increased for the period while residential real estate loans increased $5,803 or 14.4%, real estate construction loans increased $1,185, or 151.0%, and commercial loans increased $4,479, or 11.0%. The increases were caused by customer refinances on many real estate loans. Loan growth is expected to continue to increase in the near future as customers anticipate a rise in short-term interest rates. Investments in available for sale securities have decreased from $24,067 at June 30, 1999 to $23,976 at March 31, 2000, or .4%.

After the close of business January 14, 2000, the bank acquired the Lisbon, Ohio branches of Firstar Bank, National Association. In the transaction, Consumers acquired $226 of loans, $220 real estate, and assumed $19,100 in deposit liabilities. Consumers paid a premium of $2,100 in the transaction, which is reflected in intangible assets and is being amortized over a twelve year life.

Total shareholders' equity increased from $11,135 at June 30, 1999, to $11,920 at March 31, 2000. This increase is a combination of net income for the period along with sales of treasury stock, offset by cash dividends paid and the decrease in value of available for sale securities.

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

The Corporation groups its loan portfolio into four major categories: commercial loans, real estate loans, personal loans, and credit card outstanding balances. Commercial loans are comprised of both variable rate notes subject to daily interest rate changes based on the prime rate, and fixed rate notes having maturities of generally not greater than five years. Commercial loans have shown impressive growth recently, with outstanding balances up by $4,479, or 11.0% since June 30, 1999. This is mainly due to the Corporation's ability to tailor loan programs to the specific requirements of the business, professional, and agricultural customers in its market area. The Corporation's real estate loan portfolio consists of three basic segments: conventional mortgage loans having fixed rates and maturities not exceeding fifteen years, variable rate home equity lines of credit, and fixed rate loans having maturity or renewal dates that are less than the scheduled amortization period. Real estate loan growth has improved through the past quarter after several quarters of substantial decline. Competition is very heavy in the Corporation's market for these types of loans, both from local and national lenders. In 1997 the Corporation

                             CONSUMERS BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

(In  thousands of dollars, except per share data)

became affiliated with the Community Mortgage Network, which is a program that allows the Corporation to offer very attractive mortgage loan options to its customers. The personal loans offered by the Corporation are generally written for periods up to five years, based on the nature of the collateral. These may be either installment loans having regular monthly payments, or demand type loans for short periods of time. Credit card receivables are made up of charge card account holders who are mainly established customers of the Corporation, with the Corporation maintaining a very conservative policy on card limits and new accounts. Personal loans and credit card receivables have remained at relatively the same levels during the past full fiscal year.

Funds not allocated to the Corporation's loan portfolio are invested in various securities having diverse maturity schedules. The majority of the Corporation's investments are held in U.S. Treasury securities or other securities issued by U.S. Government agencies, and to a lesser extent, investments in tax free municipal bonds. Net interest yields for the securities account were 6.23 % and
6.06 % respectively for the nine month periods ended March 31, 2000 and March 31, 1999.

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

To provide an additional source of loan funds, the Corporation has entered into an agreement with the Federal Home Loan Bank (FHLB) of Cincinnati to obtain matched funding for loans. Repayment is made either over a fifteen year period, or over a three year period with a balloon payment. At March 31, 2000, these FHLB balances totaled $2,837. The Corporation considers this agreement with the FHLB to be a good source of liquidity funding, secondary to its deposit base.

Jumbo time deposits (those with balances of $100 and over) have decreased from $9,415 at June 30, 1999 to $8,915 at March 31, 2000, or 5.3%. These deposits are monitored closely by the Corporation, priced on an individual basis, and often matched with a corresponding investment instrument. The Corporation has on occasion used a fee paid broker to obtain these types of funds from outside its normal service area as another alternative for its funding needs. These deposits are not relied upon as a primary source of funding however, and the Corporation can foresee no dependence on these types of deposits for the near term.

                             CONSUMERS BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

(In  thousands of dollars, except per share data)

ASSET AND LIABILITY MANAGEMENT

Although management monitors interest rates on an ongoing basis, a quarterly rate sensitivity report is used to determine the effect of interest rate changes on the financial statements. In the opinion of management, enough assets or liabilities could be repriced over the near term (up to three years) to compensate for such changes. The spread on interest rates, or the difference between the average earning assets and the average interest bearing liabilities, is monitored quarterly. It is the Corporation's goal to maintain this spread at better than 4.0%. The spread for the nine month periods ended March 31, 2000 and 1999 were 5.39% and 4.69%, respectively and for the fiscal year ended June 30, 1999 was 5.47%

The Corporation is exposed to market risks in the normal course of business. Changes in market interest rates may result in changes in the fair market value of the Corporation's financial instruments, cash flows, and net interest income. The Corporation seeks to achieve constant growth in net interest income and capital while managing volatility arising from shifts in market interest rates. The Asset and liability Committee (ALCO) oversees financial risk management, establishing broad policies that govern a variety of financial risks inherent in the Corporation's operation. ALCO monitors the Corporation's interest rates and sets limits on allowable risk annually. Market risk is the potential of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates. The Corporation's market risk is composed primarily of interest rate risk. Interest rate risk is monitored using gap analysis, earnings simulation and net present value estimations. Combining the results from these separate risk measurement processes allows a reasonably comprehensive view of short-term and long-term interest rate risk in the Corporation. Gap analysis measures the amount of repricing risk in the balance sheet at a point in time. Earnings simulation involves forecasting net interest earnings under a variety of scenarios including changes in the level of interest rates, the shape of the yield curve, and spreads between market interest rates. ALCO also monitors the net present value of the balance sheet, which is the discounted present value of all asset and liability cash flows.

CAPITAL RESOURCES

                                              March 31, 2000            June 30, 1999
                                              --------------            -------------
Tier 1 Capital                              Amount     Percent        Amount     Percent
---------------                             ------     -------        ------     -------
         Actual                            $10,379       10.01%      $11,300      12.1%
         Required                            4,116        4.0%         3,720       4.0%

Total Risked Based Capital
--------------------------
         Actual                            $11,667       11.3%       $12,460      13.4%
         Required                            8,231        8.0%         7,440       8.0%

Tier 1 Capital : Average assets
-------------------------------
         Actual                            $10,379        7.1%       $11,300       8.4%
         Required                            5,818        4.0%         5,390       4.0%


                             CONSUMERS BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

(In  thousands of dollars, except per share data)

CAPITAL RESOURCES (CONTINUED)

The subsidiary Bank is subject to various regulatory capital requirements administered by federal regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory actions that, if undertaken, could have a direct material affect on the Bank's financial statements. The Bank is considered well capitalized under the Federal Deposit Insurance Act at March 31, 2000. Management is not aware of any matters occurring subsequent to March 31, 2000 that would cause the Bank's capital category to change.

RECENT ACCOUNTING DEVELOPMENTS

Recent pronouncements by the Financial Accounting Standards Board ("FASB") will have an impact on financial statements issued in subsequent periods. There are no recent accounting developments that will have an impact on financial statements issued by the Corporation in subsequent periods..

 .

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

                             CONSUMERS BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

(In  thousands of dollars, except per share data)

YEAR 2000 ISSUE

Management determined that all of the Bank's programs were capable of identifying the turn of the century. There were no interruptions to normal business activities and all systems performed as tested.

Management continues to monitor its customers, vendors, and supplies, and has discovered no non-compliance by any business partner.

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

GENERAL

On May 04, 2000 the bank opened a full service branch at 440 West Noble Street in East Canton, Ohio.

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

Item 2 - Changes in Securities and Use of Proceeds
--------------------------------------------------
     Not Applicable.

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

Item 5 - Other Information
--------------------------
     Not Applicable

Item 6 - Exhibits and Reports on Form 8-K

A.   Exhibits

     Exhibit 11 Statement regarding Computation of Per Share Earnings (included in Note 1 to the Consolidated Financial Statements).

     Exhibit 27  Financial Data Schedules.

B. Reports on Form 8-K - Consumers Bancorp Inc. filed reports on Form 8-K during the quarter ended March, 31, 2000 as follows:
         (1) None

                             CONSUMERS BANCORP, INC.
                                     10-QSB
                             CONSUMERS BANCORP, INC.
                                   SIGNATURES
                                   ----------

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CONSUMERS BANCORP, INC.
                                           -----------------------
                                                  (Registrant)







Date: May 11, 2000                         /s/ Mark S. Kelly
      ------------                         -----------------------
                                           Mark S. Kelly
                                           President and C.E.O.







Date: May 11, 2000                         /s/ Paula J. Meiler
      ------------                         -----------------------
                                           Paula J. Meiler
                                           Chief Financial Officer