Form 10KSB40
period 2000-06-30
CONSUMERS BANCORP INC /OH/
filed 2000-09-29
CIK 1006830

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-KSB

  (Mark one)
      [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2000

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from .................  to................


                               CONSUMERS BANCORP, INC.
                               -----------------------
                    (Name of small business issuer in its charter)

OHIO                                                        34-1771400
----                                                        ----------
(State or other jurisdiction of incorporation         (I.R.S. Employer
or organization)                                        Identification No.)

614 East Lincoln Way, P.O. Box 256, Minerva, Ohio              44657
-------------------------------------------------              -----
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenue for the year ended June 30, 2000 was: $12,868,000

At September 27, 2000, there were issued and outstanding 716,148 of the Issuer's Common Shares.

The aggregate market value of the Issuer's voting stock held by nonaffiliates of the Issuer as of September 27, 2000 was $24,751,599.

                         DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Issuer's Proxy Statement dated September 11, 2000, are incorporated by reference into Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act; Item 10. Executive Compensation; Item 11. Security Ownership of Certain Beneficial Owners and Management; and Item 12. Certain Relationships and Related Transactions, of
Part III.

Transitional Small Business Disclosure Form (check one):
Yes [ ]       No     [X]

                                        PART I

ITEM 1 - DESCRIPTION OF BUSINESS

BUSINESS

Consumers Bancorp, Inc. (the "Corporation"), a financial holding company incorporated under the laws of the State of Ohio, owns all of the issued and outstanding capital stock of Consumers National Bank (the "Bank"), a bank chartered under the laws of the United States. On February 28, 1995, the Corporation acquired all of the common stock issued by the Bank through a triangular merger. The Corporation's activities have been limited primarily to holding the common shares of the Bank.

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

SUPERVISION AND REGULATION

REGULATION OF THE CORPORATION: The Corporation is a registered financial holding company organized under the laws of the State of Ohio. As such, the Corporation is subject to the laws of the State of Ohio and is under the jurisdiction of the Securities Act of 1933, as amended, and various Securities and Exchange Commission rules and regulations relating to the offering and sale of its securities. The Corporation is also subject to regulation under the Bank Holding Company Act of 1956 as amended. The Federal Reserve Board regulates bank holding companies and may examine or inspect the books and records of the Corporation and the Bank.

The Corporation is not aware of any current recommendations by regulatory authorities that, if they were to be implemented, would have a material effect on the Corporation.

REGULATION OF THE BANK: As a nationally chartered commercial bank, the Bank is subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (the "OCC"). This regulatory agency has the authority to examine the books and records of the Bank, and the Bank is subject to their rules and regulations. Deposits in the Bank are insured up to applicable limits by the FDIC. The Bank is also a member of the Federal Home Loan Bank of Cincinnati (the "FHLB"). Community Finance is subject to regulation by the State of Ohio.

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

EMPLOYEES

As of June 30, 2000, the Bank employed 97 full-time and 20 part-time employees.

STATISTICAL DISCLOSURE

The following section contains certain financial disclosures related to the Registrant as required under the Securities and Exchange Commission's Industry Guide 3, "Statistical Disclosures by Bank Holding Companies", or a specific reference as to the location of the required disclosures in the Registrant's 2000 Annual Report to Shareholders, portions of which are incorporated in this 10-KSB by reference.

RECENT LEGISLATION

On November 12, 1999, President Clinton signed the Graham-Leach-Bliley Act of 1999 ("GLB Act"), which is intended to modernize the financial services industry. The GLB Act sweeps away large parts of a regulatory framework that had its origins in the Depression Era of the 1930s. Effective March 11, 2000, new opportunities will be available for banks, other depository institutions, insurance companies and securities firms to enter into combinations that permit a single financial service organization to offer customers a more complete array of financial products and services. The GLB Act provides a new regulatory framework for regulation through the financial holding company, which will have as its umbrella regulator the Federal Reserve Board. The functional regulation of the financial holding company's separately regulated subsidiaries will be conducted by their primary functional regulator. The GLB Act makes satisfactory or above Community Reinvestment Act compliance for insured depository institutions and their financial holding companies necessary in order for them to engage in new financial activities. The GLB Act provides a federal right to privacy of non-public personal information of individual customers. The Corporation and the Association are also subject to certain state laws that deal with the use and distribution of non-public personal information.

I. DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

The following tables further illustrate the impact on net interest income from changes in average balances and yields of the Corporation's assets and liabilities.

                                    AVERAGE BALANCE SHEETS AND ANALYSIS OF NET INTEREST INCOME FOR THE YEARS ENDED JUNE 30,
                                    ---------------------------------------------------------------------------------------
                                                               (in thousands except percentages)

                                                    2000                          1999                             1998
                                     ------------------------------  ------------------------------   -----------------------------
                                      Average                Yield/     Average              Yield/   Average               Yield/
Assets                                balance     Interest    rate      balance    Interest   rate    balance    Interest    rate
------                                --------    --------   ------     --------   --------   -----   --------   --------    ----
                                                            (Dollars in thousands)
Interest-earning assets:
  Taxable securities                  $ 20,173    $  1,247     6.18%    $ 20,155   $  1,193    5.93%   $ 14,535   $    950    6.60%
  Nontaxable securities                  2,671         129     7.30        2,588        125    7.30       2,316        105    6.84
  Loans receivable                     105,696      10,334     9.78       94,432      9,147    9.71      97,542      9,049    9.28
  Federal funds sold                     2,246         127     5.65        6,095        304    4.99       5,710        239    4.18
                                      --------    --------              --------   --------            --------   --------
Total Interest-Earning Assets          130,786      11,837     9.03      123,270     10,769    8.80     120,103     10,343    8.67

Noninterest-Earning Assets              12,009                             9,641                          9,224
                                      --------                          --------                       --------

Total Assets                          $142,795                          $132,911                       $129,327
                                      ========                          ========                       ========

Interest Bearing Liabilities
  NOW                                 $ 11,723    $    206     1.76     $ 10,249   $    198    1.93    $  9,773   $    223    2.29
  Savings                               47,551       1,255     2.64       42,380      1,142    2.69      40,854      1,321    3.23
  Time deposits                         44,721       2,266     5.07       46,798      2,569    5.49      46,267      2,489    5.38
  Repurchase agreements                    105           5     4.76
  FHLB advances                          4,422         279     6.31        3,040        197    6.48       3,836        201    5.23
                                      --------    --------              --------   --------            --------   --------
Total interest bearing liabilities     108,522       4,011     3.70      102,467      4,106    4.01     100,730      4,234    4.20
                                                   -------                         --------                        -------
Noninterest bearing liabilities         22,546                            19,687                         18,426
                                      --------                          --------                       --------

Total liabilities                      131,068                           122,154                        119,156
Shareholders equity                     11,727                            10,757                         10,171
                                      --------                          --------                       --------

Total liabilities and
  Shareholders equity                 $142,795                          $132,911                       $129,327
                                      ========                          ========                       ========

Net interest income, interest
Rate spread                                       $  6,758     5.33%               $  6,663    4.79%              $  6,109    4.47%
                                                  ========                         ========                       ========

Net interest margin (net interest
  As a percent of average interest-
  Earning assets                                               5.97%                           5.41%                          5.09%

Average interest-earning assets to
  Interest-bearing liabilities                               120.57%                         119.23%                        119.09%



Nonaccruing loans are included in the daily average loan amounts outstanding. Yields on nontaxable securities have been computed on a fully tax equivalent basis utilizing a 34% tax rate. The historical amortized cost average balance of $20,576 for 2000 and $20,107 for 1999 was used to calculate yields for taxable securities. The average balance for securities represents the carrying value of securities. The net yield on interest-earning assets was computed by dividing net interest income by total interest-earning assets without the market value adjustment related to available-for-sale securities.

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

INTEREST RATES AND INTEREST DIFFERENTIAL

                                                 2000 Compared to 1999                   1999 Compared to 1998
                                                  Increase/(Decrease)                      Increase/(Decrease)
                                                  -------------------                      -------------------
                                                                         (In thousands)

                                                        Change     Change                       Change     Change
                                              Total     due to     due to             Total     due to     due to
                                             Change     Volume       Rate             Change    Volume      Rate
                                             ------     ------       ----             ------    ------      ----

Securities
     Taxable                               $     54   $      1   $     53           $    243   $    340   $    (97)
     Nontaxable (1)                               4          6         (2)                20         13          7
Loans receivable (2)                          1,187      1,119         67                 98       (294)       392
Federal funds sold                             (177)      (213)        37                 65         17         48
                                           --------   --------   --------           --------   --------   --------
         Total interest income                1,068        913        155                426         76        350
                                           --------   --------   --------           --------   --------   --------

Deposits:
NOW accounts                                      8         27        (19)                 9        (10)        19
Savings deposits                                113        137        (24)              (131)       (26)      (105)
Time deposits                                  (303)      (111)      (192)               409        291        118
Repurchase agreements                             5          5          -
FHLB Advances                                    82         87         (5)                91        122        (31)
                                           --------   --------   --------           --------   --------   --------
         Total interest expense                 (95)       145       (240)               378        377          1
                                           --------   --------   --------           --------   --------   --------

Net interest income                        $  1,142   $    747   $    395           $    395   $    508   $   (113)
                                           ========   ========   ========           ========   ========   ========


(1) Nontaxable income is adjusted to a fully tax equivalent basis utilizing a 34% tax rate.

(2) Nonaccrual loan balances are included for purposes of computing the rate and volume effects although interest on these balances has been excluded.



II.  INVESTMENT PORTFOLIO

The following table sets forth certain information regarding the amortized cost and fair value of the Bank's securities at the dates indicated.

                                                                At June 30,
                                                    2000                      1999                       1998
                                            Amortized    Fair        Amortized      Fair       Amortized      Fair
                                              Cost       Value          Cost        Value        Cost        Value
                                              ----       -----          ----        -----        ----        -----

US Treasury and Federal Agencies           $  9,525   $  9,360      $ 13,090     $  13,034     $ 13,112   $ 13,201
Obligations of State and
     Political subdivisions                   2,562      2,491         3,091         3,059        2,366      2,412
Mortgage-backed securities                    9,597      9,328         7,359         7,187        2,916      2,855
Other securities                              1,003      1,000           787           787          780        780
                                           --------   --------      --------     ---------     --------   --------
     Total securities                      $ 22,687   $ 22,179      $ 24,327     $  24,067     $ 19,174   $ 19,248
                                           ========   ========      ========     =========     ========   ========

The following tables summarize the amounts and distribution of the Corporation's securities held and the weighted average yields as of June 30, 2000:

                                        Amortized        Fair       Average
                                          Cost           Value    Yield/cost
                                          ----           -----    ----------
                                                 (Dollars in thousands)

AVAILABLE FOR SALE
U.S. TREASURY AND FEDERAL
  AGENCY SECURITIES:
    3 months or less                   $    1,001    $    1,001       5.45%
    Over 3 months through 1 year            2,995         2,984       5.95
    Over 1 year through 5 years             4,522         4,430       6.01
    Over 5 years through 10 years           1,007           945       6.26
                                       ----------    ----------
    TOTAL U.S. TREASURY AND
      FEDERAL AGENCY SECURITIES             9,525         9,360       5.96
                                       ----------    ----------

OBLIGATIONS OF STATES AND
  POLITICAL SUBDIVISIONS:
    Over 3 months or less                     220           220       6.51
    Over 3 months through 1 year              261           262       6.79
    Over 1 year through 5 years               850           856       6.96
    Over 5 years through 10 years           1,231         1,153       6.37
                                       ----------    ----------
    TOTAL OBLIGATIONS OF STATES
      AND POLITICAL SUBDIVISIONS            2,562         2,491       6.63
                                       ----------    ----------

MORTGAGE-BACKED SECURITIES:
    Over 1 year through 5 years               216           214       6.47
    Over 5 years through 10 years           2,635         2,597       7.02
    Over 10 years                           6,746         6,517       6.66
                                       ----------    ----------
    TOTAL MORTGAGE-BACKED
      SECURITIES                            9,597         9,328       6.75
                                       ----------    ----------


OTHER EQUITY SECURITIES                     1,003         1,000       5.73
                                       ----------    ----------

TOTAL SECURITIES                       $   22,687    $   22,179       6.10%
                                       ==========    ==========


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

Excluding those holdings of the investment portfolio in U.S. Treasury securities and other agencies and corporations of the U.S. government, there were no investments in securities of any one issuer which exceeded 10% of the consolidated shareholder's equity of the Registrant at June 30, 2000.

III. LOAN PORTFOLIO

A. Types of Loans - Total loans on the balance sheet are comprised of the following classifications at June 30,

                                                 2000            1999            1998            1997            1996
                                               --------        --------        --------        --------        --------
(Dollars in thousands)
    Real estate - mortgage                     $ 43,769        $ 40,258        $ 44,073        $ 43,919        $ 45,630
    Real estate - construction                      878             785           1,609           2,550            --
Commercial, financial and agricultural           54,542          40,564          36,449          29,596          23,105
Installment loans to individuals                 18,810          15,415          13,228          12,796          12,680
                                               --------        --------        --------        --------        --------
    Total Loans                                $117,999        $ 97,022        $ 95,359        $ 88,861        $ 81,415
                                               ========        ========        ========        ========        ========

B. Maturities and Sensitivities of Loans to Changes in Interest Rates - The following is a schedule of contractual maturities and repayments excluding residential real estate mortgage and consumer loans, as of June 30, 2000:

 (Dollars in thousands)
                                                                  Commercial, financial and agricultural

Due in one year or less                                                           $ 13,057
Due after one year, but within five years                                            7,897
Due after five years                                                                33,588
                                                                                  --------
Total                                                                              $54,542
                                                                                   =======

The following is a schedule of fixed rate and variable rate commercial, financial and agricultural loans due after one year (variable rate loans are those loans with floating or adjustable interest rates):

(Dollars in thousands)
                                                  Fixed            Variable
                                              Interest Rates    Interest Rates

Total commercial, financial and
    agricultural loans due after one year         $ 39,477        $  2,008

C.  Risk Elements

Nonaccrual, Past Due and Restructured Loans - The following schedule summarizes nonaccrual, past due, and restructured loans:

                                                2000            1999            1998            1997            1996
                                                ----            ----            ----            ----            ----
(Dollars in thousands)
Nonaccrual loans                                $ 53            $136            $ 43            $213            $ 93
Accrual loans past due 90 days                   233             236             644             110             378
Restructured loans                               --              --              --              --              --
                                                ----            ----            ----            ----            ----
     Total                                       286             372             687             323             471
Potential problem loans                          --              --              --              --              --
                                                ----            ----            ----            ----            ----
     Total                                      $286            $372            $687            $323            $471
                                                ====            ====            ====            ====            ====



Potential Problem Loans - As shown in the table above, at June 30, 2000, there were no loans not otherwise identified which are included on Management's watch list. Management's watch list includes both loans which Management has some doubt as to the borrowers' ability to comply with the present repayment terms and loans which management is actively monitoring due to changes in the borrowers financial condition. These loans and their potential loss exposure have been considered in Management's analysis of the adequacy of the allowance for loan losses.

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

Other Interest Bearing Assets -As of June 30, 2000, there are no other interest bearing assets that would be required to be disclosed under Item III C.1 or 2 if such assets were loans. The Registrant had Other Real Estate Owned of $0 at June 30, 2000 and $3 at June 30, 1999.

IV.  SUMMARY OF LOAN LOSS EXPERIENCE
The following schedule presents an analysis of the allowance for loan losses, average loan data, and related ratios for the years ended June 30,

                                                           2000          1999          1998          1997          1996
                                                          ------        ------        ------        ------        ------
(Dollars in thousands)

Allowance for loan losses at beginning of year            $1,193        $1,145        $1,060        $  950        $  900

Loans charged off:
  Real estate mortgage                                         0             3             3             0            20
  Real estate construction                                     0             0             0             0             0
  Commercial, financial and agricultural                      34           148             5            11             0
  Installment loans to individuals                           285           144            70            99            82
                                                          ------        ------        ------        ------        ------

    Total charge-offs                                        319           295            78           110           102

Recoveries:
  Real estate mortgage                                         0             0             0            21             3
  Real estate construction                                     0             0             0             0             0
  Commercial, financial and agricultural                      40             0             2             9             0
  Installment loans to individuals                            52            65            35            54            36
                                                          ------        ------        ------        ------        ------

Total recoveries                                              92            65            37            84            39
                                                          ------        ------        ------        ------        ------

Net charge-offs/(recoveries)                                 227           230            41            26            63
Provision for loan loss
  charged to operations                                      447           278           126           136           113
                                                          ------        ------        ------        ------        ------

Allowance for loan losses at end of year                  $1,413        $1,193        $1,145        $1,060        $  950
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

The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios:

                                                                Allocation of the Allowance for Loan Losses
                                                     ----------------------------------------------------------------
(Dollars in thousands)                                                  Percentage                        Percentage
                                                                        of Loans                          of Loans
                                                                         In Each                           in Each
                                                      Allowance         Category to      Allowance        Category to
                                                       Amount          Total Loans         Amount        Total Loans
                                                       ------          -----------         ------        -----------

                                                              June 30, 2000
                                                              -------------
Commercial, financial  and agricultural                 $  650              46.3%
Installment loans to individuals                           296              15.9
Real Estate                                                226              37.8
Unallocated                                                241               --
                                                        ------             -----

                             Total                      $1,413             100.0%
                                                        ======             =====

                                                             June 30, 1999                      June 30, 1998
                                                             -------------                      -------------

Commercial, financial  and agricultural                 $  553              41.8%         $  524              38.2%
Installment loans to individuals                           248              15.9             232              13.9
Real Estate                                                206              42.3             176              47.9
Unallocated                                                186               --              213               --
                                                        ------           -------          ------             -----

                  Total                                 $1,193             100.0%         $1,145             100.0%
                                                        ======           =======          ======             =====

                                                             June 30, 1997                      June 30, 1996
                                                             -------------                      --------------

Commercial, financial  and agricultural                 $  476              33.3          $  426              28.4%
Installment loans to individuals                           210              14.4             193              15.6
Real Estate                                                166              52.3             143              56.0
Unallocated                                                208               --              188               --
                                                        ------             -----          ------             -----

                  Total                                 $1,060             100.0%         $  950             100.0%
                                                        ======             =====            ======           =====





At June 30, 2000 there was no loans classified as impaired and therefore no specific allocations for any loans classified as impaired. Because Management's analysis of problem loans would have provided a similar allocation prior to adopting SFAS No. 114, the adoption of SFAS No. 114 had no impact on the comparability of the June 30, 2000 allowance for loan loss allocation to prior periods.

While management's periodic analysis of the adequacy of the allowance for loan loss may allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-offs that occur.

V.   DEPOSITS

The following is a schedule of average deposit amounts and average rates paid on each category for the periods included:

                                                                         Years Ended June 30,
                                              ---------------------------------------------------------------------------
(Dollars in thousands)
                                                          2000                   1999                          1998
                                                          ----                   ----                          ----

                                                 Amount      Rate           Amount      Rate            Amount      Rate

Noninterest bearing demand deposit             $  20,941                   $17,860                    $ 16,728
Interest bearing demand deposits                  11,723     1.76%          10,249      1.93%            9,773      2.29%
Savings                                           47,551     2.64           42,380      2.69            40,854      3.23
Certificates and other time deposits              44,721     5.07           46,798      5.49            46,267      5.38
                                               ---------                    ------                     -------

Total                                         $  124,936     2.98%        $117,287      3.33%         $113,622      3.55%
                                             ===========                  ========                    ========

The following table summarizes time deposits issued in amounts of $100,000 or more as of June 30, 2000 by time remaining until maturity:

(Dollars in thousands)

Maturing in:
     Under 3 months                               $      2,226
     Over 3 to 6 months                                  4,608
     Over 6 to 12 months                                 2,661
     Over 12 months                                          -
                                                  ------------

                  Total                           $      9,495
                                                  ============




VI.  Return on Equity and Assets

                                                            June 30, 2000       June 30, 1999           June 30, 1998
                                                            -------------       -------------           -------------
        Return on Average Assets                                1.33%                 1.37%                 1.34%
        Return on Average Equity                               16.15%                16.93%                17.03%
        Dividend Payout Ratio                                  32.89%                32.62%                34.30%
        Average Equity to Average Assets                        8.21%                 8.09%                 7.86%


ITEM 2 - DESCRIPTION OF PROPERTY

The Bank owns and maintains the premises in which six of the ten banking facilities are located. Carrollton, Alliance, and the Salem Finance offices are leased to the Bank under terms as detailed in the Annual Report to the shareholders and incorporated herein by reference. The location of each of the offices is as follows:

        Minerva Office: 614 E. Lincoln Way, P.O. Box 256, Minerva, Ohio, 44657 Salem Office: 141 S. Ellsworth Ave., P.O. Box 798, Salem, Ohio, 44460 Waynesburg Office: 8607 Waynesburg Dr. SE, P.O. Box 746, Waynesburg,
                 Ohio, 44688
        Hanoverton Office:  30034 Canal St., P.O. Box 178, Hanoverton,
                 Ohio, 44423
        Carrollton Office:  1017 Canton Rd. NW, P.O. Box 8, Carrollton, Ohio,
                 44615
        Alliance Office:  610 West State St., Alliance, Ohio, 44601
        Salem Finance Office:  2368 A. East State St., Salem, Ohio,  44460
        East Canton Office:  440 W. Noble, East Canton, Ohio, 44730
        Lisbon Office:  32 Park Ave., Lisbon, Ohio,  44432
        Louisville Office:  1111 N. Chapel St., Louisville, Ohio 44641

ITEM 3 - LEGAL PROCEEDINGS

Corporation management is aware of no pending or threatened litigation in which the Corporation or its subsidiary Bank faces potential loss or exposure which will materially affect the consolidated financial statements or involves a claim for damages exceeding ten percent of the assets of the Corporation.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Nothing to be reported


                                       PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The information required by this section is incorporated by reference to the information appearing under the caption "Market Price of the Corporation's Common Shares & Related Shareholder Matters" located on Page 4 of the 2000 Annual Report to Shareholders incorporated herein by reference.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Management's Discussion and Analysis of Financial Condition and Results of Operations" appears on pages 24 through 30 of the Registrant's 2000 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7 - FINANCIAL STATEMENTS

The Registrant's Report of Independent Auditors and Consolidated Financial Statements and accompanying notes are listed below and are incorporated herein by reference to Consumers Bancorp, Inc.'s 2000 Annual Report to Shareholders (Exhibit 13, pages 5 through 23).

                            Report of Independent Auditors

                             Consolidated Balance Sheets
                                June 30, 2000 and 1999

                          Consolidated Statements of Income
                      For the two years ended June 30, 2000

            Consolidated Statement of Changes in Shareholders' Equity
                      For the two years ended June 30, 2000

                      Consolidated Statements of Cash Flows
                      For the two years ended June 30, 2000

                   Notes to Consolidated Financial Statements

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
  ON ACCOUNTING AND FINANCIAL DISCLOSURE

No such items.

                                       PART III

Information relating to the following items is included in the Registrant's Definitive Proxy statement and Notice of Annual Meeting of Shareholders to be held on September 11, 2000, ("2000 Proxy Statement") filed with the Commission pursuant to Section 14(A) of the Securities Exchange Act of 1934 and is incorporated by reference into the form 10-KSB Annual Report.

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


                                                                                          Reference to
  Regulation S-B                                                                          Prior Filing
      Exhibit                                                                            Exhibit Number
      Number                           Description of Document                           Attached Hereto
      ------                           -----------------------                           ---------------

        3.1                     Amended Articles of Incorporation of
                                  the Corporation                                           *

        3.2                     Code of Regulations of the Corporation                      *

        4                       Form of Shares Certificate of Common Shares                 *

       13                       Annual Report to Shareholders for the fiscal year
                                  ended June 30, 2000                                       **

       20                       Proxy Statement for the 2000 Annual                         ***
                                  Meeting of the Shareholders


       27                       Financial Data Schedule                                     **




* Indicates documents which have been previously filed. All such previously filed documents are hereby incorporated by reference in accordance with
       Item 601 of Regulation S-B. Such documents are available to shareholders without charge upon request.

** The indicated exhibit has been filed as separate pages of the 2000 Form 10-KSB and is available to shareholders upon request.

*** The indicated exhibit was separately filed by the Corporation and such document is incorporated herein by reference.

(b)     REPORTS ON FORM 8-K

Consumers Bancorp Inc. filed no reports on Form 8-K during the quarter ended June 30, 2000.

                                      SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             CONSUMERS NATIONAL BANK

     September 27, 2000           By:    /s/  Mark S, Kelly
     ------------------              ------------------------------------------
           Date                          Mark S. Kelly
                                         President and Chief Executive Officer

                                  By:  /s/  Paula J. Meiler
                                     ------------------------------------------
                                         Paula J. Meiler
                                         Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of registrant and in the capacities indicated on September 27, 2000.

              Signatures                             Signatures
              ----------                             ----------

/s/Mark S. Kelly                              /s/ Laurie L. McClellan
--------------------------------             --------------------------------
Mark S. Kelly                                Laurie L. McClellan
President and Chief Executive Officer        Chairman of the Board and Director

/s/ J.V. Hanna                               /s/Walter J. Young
--------------------------------             --------------------------------
J.V. Hanna                                   Walter J. Young
Vice President and Director                  Vice President and Director


/s/John P. Furey                              /s/David W. Johnson
--------------------------------             --------------------------------
John P. Furey                                David W. Johnson
Director                                     Director


/s/ James R. Kiko                            /s/ Thomas M. Kishman
--------------------------------             --------------------------------
James R. Kiko                                Thomas M. Kishman
Director                                     Director


/s/Harry W. Schmuck                          /s/ Homer R. Unkefer
--------------------------------             --------------------------------
Harry W. Schmuck                             Homer R. Unkefer
Director                                     Director