Form 10QSB
period 2000-09-30
CONSUMERS BANCORP INC /OH/
filed 2000-11-14
CIK 1006830

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2000

Commission file number
         033-79130                           CONSUMERS BANCORP, INC.
                                             -----------------------
                                          (Exact name of Registrant as
                                           specified in its charter)

            OHIO                                      34-1771400
            ----                                      ----------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
Incorporation or organization)


614 E. Lincoln Way
Minerva, Ohio                                        44657
-------------                                ------------------
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


                                   Yes  X     No
                                       ---       ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $3.33 Stated Value               Outstanding at November 13, 2000
                                                  716,148 Common Shares

                           CONSUMERS BANCORP, INC.
                                   FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 2000

                          PART I-FINANCIAL INFORMATION

Item 1-Financial Statements

Interim financial information required by Item 310 (b) of Regulation S-B is included in this Form 10-QSB as referenced below:
                                                                    Page
                                                                  Number(s)
                                                                  -----------
Consolidated Balance Sheets                                            1

Consolidated Statements of Income                                      2

Consolidated Statements of Comprehensive Income                        3

Condensed Consolidated Statements of Changes in
Shareholders' Equity                                                   4

Condensed Consolidated Statements of Cash Flow                         5

Notes to the Consolidated Financial Statements                      6-10

Item 2- Management's Discussion and Analysis of Financial
          Condition and Results of Operations                      11-18


                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                            19

Item 2 - Changes in Securities and Use of Proceeds                    19

Item 3 - Defaults upon Senior Securities                              19

Item 4 - Submission of Matters to a Vote of Security Holders          19

Item 5 - Other Information                                            20

Item 6 - Exhibits and Reports on Form 8-K                             20

Signatures                                                            21

                             CONSUMERS BANCORP, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

              (In thousands of dollars, except per share amounts)


                                                          September  30,               June 30,
                                                                   2000                   2000
                                                                   ----                   ----
ASSETS
Cash and cash equivalents                                      $   5,683            $   5,629
Federal funds sold                                                 6,350                   --
Securities, available for sale                                    21,915               22,179
Loans, net                                                       118,639              116,326
Cash surrender value of life insurance                             2,863                2,106
Premises and equipment, net                                        4,909                4,908
Intangible assets                                                  1,821                1,930
Accrued interest and other assets                                  1,686                1,453
                                                               ---------            ---------
          Total assets                                         $ 163,866            $ 154,531
                                                               =========            =========


LIABILITIES
Deposits
     Non-interest bearing, demand                              $  22,783            $  23,514
     Interest bearing, demand                                     11,599               12,143
     Savings                                                      51,194               53,988
     Time                                                         61,681               47,186
                                                               ---------            ---------
          Total deposits                                         147,257              136,831
Securities sold under agreements to repurchase                       416                1,101
Federal Home Loan Bank advances                                    1,890                3,244
Accrued  interest and other liabilities                            1,550                1,094
                                                               ---------            ---------
          Total liabilities                                      151,113              142,270


SHAREHOLDERS' EQUITY
Common stock ($3.33 stated value, 720,000 shares
     authorized and issued)                                        2,400                2,400
Capital surplus                                                    2,438                2,438
Retained earnings                                                  8,254                7,887
Treasury stock, at cost (3,883 at Sept. 30, and
June 30, 2000)                                                      (129)                (129)
Accumulated other comprehensive losses                              (210)                (335)
                                                               ---------            ---------
          Total shareholders' equity                              12,753               12,261
                                                               ---------            ---------
          Total liabilities and shareholders' equity           $ 163,866            $ 154,531
                                                               =========            =========



             See the Notes to the Consolidated Financial Statements

                             CONSUMERS BANCORP, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands of dollars, except per share amounts)

                                                              Three Months Ended
                                                                September 30,
                                                             1999           1999
                                                             ----           ----
Interest income
   Loans, including fees                                    $2,922        $2,431
   Investments and mortgage-backed securities:
   Taxable                                                     317           302
   Tax-exempt                                                   29            36
   Federal funds sold                                           37            22
                                                            ------        ------
      Total interest income                                  3,305         2,791

Interest expense
   Deposits                                                  1,172           878
   FHLB advances                                                43            55
                                                            ------        ------
      Total interest expense                                 1,215           933

Net interest income                                          2,090         1,858

Provision for loan losses                                      113            97
                                                            ------        ------

Net interest income after
   provision for loan losses                                 1,977         1,761

Other income
   Service charges on deposit accounts                         193           148
   Gain on securities sold                                      --             5
   Other                                                       123            78
                                                            ------        ------
      Total other income                                       316           231

Other expense
   Salaries and employee benefits                              807           606
   Occupancy                                                   271           172
   Other                                                       472           491
                                                            ------        ------
      Total other expense                                    1,550         1,269

Income before income taxes                                     743           723
Income tax expense                                             226           230
                                                            ------        ------

Net Income                                                  $  517        $  493
                                                            ======        ======

Basic earnings per share                                    $  .72        $  .69
                                                            ======        ======


             See the Notes to the Consolidated Financial Statements

                             CONSUMERS BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

(In thousands of dollars)

                                                                     Three Months Ended
                                                                        September 30,
                                                                   2000             1999
                                                                   ----             ----
Net Income                                                         $517             $493

Other comprehensive income, net of tax
 Unrealized gains/ (losses) on securities:
   Unrealized gains/(losses) arising
    during the period                                               125             (46)
                                                                    ---             ----

Comprehensive income                                               $642            $ 447
                                                                   ====            =====



             See the Notes to the Consolidated Financial Statements

                             CONSUMERS BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

(In thousands of dollars, except per share amounts)

                                                           Three Months Ended
                                                             September 30,
                                                       2000               1999
                                                       ----               ----

Balance at beginning of period                        $ 12,261         $ 11,135

Net income                                                 517              493

Unrealized gain (loss) on securities
   available for sale                                      125              (46)
                                                      --------         --------

Total comprehensive income                                 642              447

Cash dividends $0.21 and $0.20
   per share, respectively                                (150)            (143)

Sale of  treasury stock                                     --               15
                                                      --------         --------


Balance at end of period                              $ 12,753         $ 11,454
                                                      ========         ========











             See the Notes to the Consolidated Financial Statements

                             CONSUMERS BANCORP, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


(In thousands of dollars)

                                                    Three months ended September 30
                                                           2000             1999
                                                           ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                         $    517       $    493
     Adjustments to reconcile net income to net
         cash from operating activities                      543            235
                                                        --------       --------

            Net cash from operating activities             1,060            728
                                                        --------       --------

CASH FLOW FROM INVESTING ACTIVITIES
     Securities available for sale
         Purchases                                        (1,101)        (2,665)
         Sales                                                --          3,001
     Maturities and principal paydowns                     1,653            647
     Net (increase) decrease in federal funds sold        (6,350)         3,235
     Net increase in loans                                (2,581)        (4,077)
     Acquisition of premises and equipment                  (139)          (184)
     Purchase of life insurance policies                    (725)            --
                                                        --------       --------
         Net cash from investing activities               (9,243)           (43)
                                                        --------       --------

CASH FLOWS FROM FINANCING
     Net increase (decrease) in deposit accounts          10,426         (2,871)
     Net change in short-term borrowings                    (685)         2,500
     Repayments of FHLB advances                          (1,354)           (40)
     Dividends paid                                         (150)          (143)
     Sale treasury of treasury stock                          --             15
                                                        --------       --------

         Net cash from financing activities                8,237           (539)
                                                        --------       --------

Increase in cash and cash equivalents                         54            146

Cash and cash equivalents, beginning of year               5,629          4,773
                                                        --------       --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                $  5,683       $  4,919
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

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated balance sheets of the Corporation at September 30, 2000, and its income and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances. The Annual Report for the Corporation for the year ended June 30, 2000, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

Industry Segment Information: Consumers Bancorp, Inc. is a financial holding company engaged in the business of commercial and retail banking, which accounts for substantially all of the revenues, operating income, and assets.

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

Cash Reserves: Consumers National Bank is required by the Federal Reserve Bank to maintain reserves consisting of cash on hand and noninterest-bearing balances on deposit with the Federal Reserve Bank. The required reserve balance at September 30, 2000 was $1,006 and at June 30, 2000 was $1,070.

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


NOTE 1 - CONTINUED
------------------

Concentrations of Credit Risk: The Bank grants consumer, real estate and commercial loans primarily to borrowers in Stark, Columbiana and Carroll counties. Automobiles and other consumer assets, business assets and residential and commercial real estate secure most loans.

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required based on past loan loss experience, known and inherent risks in the portfolio, information about specific borrower situations and estimated collateral values. Allocations of the allowance maybe made for specific loans, but the entire allowance is available for any loan that, in management's judgement, should be charged off.

Loan impairment is reported when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer, and credit card loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected from the collateral. Loans are evaluated for impairment when payments are delayed, typically 90 days or more, or when it is probable that not all principal and interest amounts will be collected according to the original terms of the loan. No loans were determined to be impaired, as of and for the periods ended September 30, 2000 and June 30, 2000.

Cash Surrender Value of Life Insurance: The Bank has purchased single-premium life insurance policies to insure the lives of the participants in the salary continuation plan. As of September 30, 2000, the Bank has total purchased policies of $2,520 (total death benefit $7,640) with a cash surrender value of $2,863. As of June 30, 2000, the Bank had total purchased policies of $1,795 (total death benefit $5,165 with a cash surrender value of $2,106. The amount included in income (net of policy commissions and mortality costs) was approximately $32 and $24 for the three month periods ended September 30, 2000 and 1999.

Premises and Equipment: Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed over the assets' useful lives on an accelerated basis, except for building for which the straight-line basis is used.

Intangible Assets: Purchaed intangible, core deposit value, is recorded at cost and amortized over the estimated life. Core deposit value amortization is straight-line over 12 years.

Other Real Estate Owned: Real estate properties, other than Company premises, acquired through, or in lieu of, loan foreclosure are initially recorded at fair value at the date of acquisition. Any reduction to fair value from the carrying value of the related loan at the time of acquisition is accounted for as a loan loss. After acquisition, a valuation allowance reduces the reported amount to the lower of the initial amount or fair value less costs to sell. Expenses, gains and losses on disposition, and changes in the valuation allowance are reported in other expenses. Properties held as other real estate owned at September 30, 2000 were $171 and $0 at June 30, 2000.

Repurchase Agreements: Substantially all repurchase agreement liabilities represent amounts advanced by various customers. Securities are pledged to cover these liabilities, which are not covered by federal deposit insurance

Profit Sharing Plan: The company maintains a 401(k) profit sharing plan covering substantially all employees. Contributions are made and expensed annually.

                             CONSUMERS BANCORP, INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)

(In thousands of dollars, except per share amounts)

NOTE 1- CONTINUED
-----------------

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

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilites when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

Earnings and Dividends Declared per Share: Earnings per common share are computed based on the weighted average common shares outstanding. The number of outstanding shares used was 716,117 and 715,883 for the quarters ending September 30, 2000 and September 30, 1999. The Company's capital structure contains no dilutive securities. As of September 30, 2000 the Company has 720,000 shares of common stock authorized and issued.

Statement of Cash Flows: For purpose of reporting cash flows, cash and cash equivalents include the Company's cash on hand and due from banks. The company reports net cash flows for customer loan transactions and deposit transactions. For the three months ended September 30, 2000 and 1999, the Corporation paid $1,075 and $1,057 in interest and $0 and $0 in income taxes.

NOTE 2 - SECURITIES AVAILABLE FOR SALE
--------------------------------------

The amortized cost and estimated fair value of the securities available for sale, as presented on the consolidated balance sheet at September 30, 2000 and June 30, 2000 are as follows:

                                                        September 30, 2000
                                      --------------------------------------------------------
                                                     Gross          Gross
                                      Unrealized    Unrealized     Unrealized      Fair
 SEPTEMBER 30, 2000                      Cost          Gains         Losses        Value
                                     ---------------------------------------------------------
Securities available for sale:
U.S. Treasury and Federal Agencies      $ 9,522      $    10      $  (127)      $ 9,405
Obligations of states and
   political subdivisions                 2,338           18          (63)        2,293
Mortgage-backed securities                9,339            7         (207)        9,139
Other securities                          1,034           44           --         1,078
                                        -------      -------      -------       -------
          Total securities              $22,233      $    79      $  (397)      $21,915
                                        =======      =======      =======       =======

                             CONSUMERS BANCORP, INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)

(In thousands of dollars, except per share amounts)
NOTE 2 - SECURITIES AVAILABLE FOR SALE - CONTINUED

                                                       Gross       Gross
                                      Amortized     Unrealized   Unrealized   Fair
JUNE 30, 2000                            Cost         Gains       Losses      Value
                                         -------------------------------------------------
Securities available for sale:
U.S. Treasury and Federal Agencies      $ 9,525      $     3      $  (168)      $ 9,360
Obligations of states and
   political subdivisions                 2,562           14          (85)        2,491
Mortgage-backed securities                9,597           --         (269)        9,328
Other securities                          1,003           --           (3)        1,000
                                        ---------------------------------------------------
          Total securities              $22,687      $    17      $  (525)      $22,179
                                        =======      =======      =======       =======



There were no sales or transfer of securities classified as available for sale for the three month period ended September 30, 2000. During the three month period ended September 30, 1999 gross gains of $6 and gross losses of $1 were recognized on the sale of securities.

The amortized cost and estimated fair value of debit securities at September 30, 2000, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                             September 30, 2000
                                                        ---------------------------
                                                        Amortized        Estimated
                                                           Cost          Fair Value
                                                         -------        -----------
Securities available for sale:
    Due in one year or less                               $ 3,257        $ 3,252
    Due after one year through five years                   6,368          6,319
    Due after five years through ten years                  2,235          2,127
    Due after ten years                                        --             --
                                                          -------        -------

         Total                                             11,860         11,698

Mortgage-backed securities                                  9,339          9,139
    Equity Securities                                       1,034          1,078
                                                          -------        -------
         Total                                            $22,233        $21,915
                                                          =======        =======

At September 30, 2000, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies and corporations, with an aggregate book value which exceeds 10% of shareholders' equity.

                             CONSUMERS BANCORP, INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)

(In thousands of dollars)

NOTE 3 - LOANS
--------------

Total loans as presented on the balance sheets are comprised of the following classifications:

                                                  SEPT. 30, 2000    JUNE 30, 2000
                                                  --------------    -------------
Real estate - residential mortgage                  $  50,576         $  43,769
Real estate - construction                              3,336               878
Commercial, financial, and agricultural                47,548            54,542
Personal and other                                     18,849            18,810
Unearned fees and costs                                  (244)             (260)
Allowance for possible loan losses                     (1,426)           (1,413)
                                                    ---------         ---------
Loans, net                                          $ 118,639         $ 116,326
                                                    =========         =========




No loans were determined to be impaired at either September 30, 2000, or June 30, 2000, nor were there any such loans during the period then ended. At September 30, 2000, loans in non-accrual status totaled $26 and at June 30, 2000, totaled $53.

NOTE 4 - ALLOWANCE FOR LOAN LOSSES
----------------------------------

A summary of activity in the allowance for loan losses for the three months ended September 30, 2000, and September 30, 1999, are as follows:

(In thousands of dollars)                                2000             1999
                                                         ----             ----
Balance at beginning of period                          $ 1,413         $ 1,185
Loans charged off                                          (123)            (58)
Recoveries of loans previously charged off                   23              14
Provision                                                   113              97
                                                        -------         -------
Balance at end of period                                $ 1,426         $ 1,238
                                                        =======         =======

                             CONSUMERS BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

(In thousands of dollars, except per share data)

GENERAL

The following is management's analysis of the Corporation's results of operations as of and for the three month period ended September 30, 2000, compared to the same period in 1999, and the consolidated balance sheets at September 30, 2000 compared to June 30, 2000. This discussion is designed to provide a more comprehensive review of the operating results and financial condition than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

RESULTS OF OPERATIONS

NET INCOME. The Corporation earned net income of $517 for the three months ended September 30, 2000 compared to $493 for the three months ended September 30, 1999. This increase was primarily due to an increase of $232 in net interest income and $85 in other income offset by an increase in other expenses. Net income increased $24 or 4.9% for the three months ended September 30, 2000 as compared to the comparable period in 1999.

NET INTEREST INCOME. Net interest income totaled $2,090 for the three months ended September 30, 2000 compared to $1,858 for the three months ended September 30, 1999, an increase of $232 or 11.1%. The additional net interest income was primarily due to the increase in interest and fees on loans, which was partially offset by increases in interest expense.

Interest and fees on loans increased $491, or 20.2%, to $2,922 for the three months ended September 30, 2000 from $2,431 for the three months ended September 30, 1999. The increase in interest income was due to higher average loans outstanding. The yield on average loans outstanding for the three month periods ended September 30, 2000, and September 30, 1999 was
 9.83%  and  9.84% respectively.

Interest earned on taxable and tax-exempt securities totaled $346 for the three month period ended September 30, 2000 compared to $338 for the three month period ended September 30, 1999. The increase was primarily the result of an increase in yield. Interest income on federal funds sold increased by $15 for the three months ended September 30, 2000, due to an increase in yield.

                             CONSUMERS BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

(In thousands of dollars, except per share data)

Interest paid on deposits increased $294, or 33.5% for the three months ended September 30, 2000 compared to the three months ended September 30, 1999 respectively. The increase was primarily a result of the increase in interest rates on savings and time deposits. Savings deposit interest expense increasing due to the origination of money market savings products from January 2000 forward and time deposit interest expense increasing due to the general rise in interest rates in the economy. Interest paid on average interest-bearing checking, savings, and time deposits has changed from 1.76%, 2.43%, and 5.11% to 1.66%, 3.02%, and 5.48% for the three month period ended September 30, 1999 and 2000, respectively.

Interest paid on FHLB Advances totaled $43 for the three months ended September 30, 2000 as compared to $55 for the three months ended September 30, 1999. The change was a result of an increase in the average level of borrowings from 1999 to 2000.

PROVISION FOR LOAN LOSSES. The Corporation maintains an allowance for loan losses in an amount which, in management's judgment, is adequate to absorb probable losses in the loan portfolio. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent on a variety of factors, including the performance of the Corporation's loan portfolio, the economy, changes in collateral values and interest rates, and the view of the regulatory authorities toward loan classifications. The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses, after net charge-offs have been deducted, to bring the allowance to a level which is considered adequate to absorb probable losses. The amount of the provision is based on management's monthly review of the loan portfolio and consideration of such factors as historical loss experience, economic conditions, changes in the size and composition of the loan portfolio, and specific borrower considerations, including the ability to repay the loan and estimated value of the underlying collateral.

The provision for loan losses for the three months ended September 30, 2000 totaled $113 as compared to $97 for the three months ended September 30, 1999, an increase of $16, or 16.5%. The allowance for loan losses totaled $1,426, or 1.19% of total loans receivable at September 30, 2000. The increase in the provision is reflective of the fact that the Corporation provided for net charge-offs during the period. Net charge-offs to average loans increased to
 .33% for the three month period ended September 30, 2000 from .21% for the period ended September 30, 1999. Notwithstanding the charge-off history, management believes it is prudent to continue to increase the allowance for loan losses as total loans increase. Accordingly management anticipates it will continue its provisions to the allowance for loan losses for probable losses.

                             CONSUMERS BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

 (In thousands of dollars, except per share data)

OTHER INCOME. Other income includes service charges on deposits and other miscellaneous income. Other income of $316 for the three months ended September 30, 2000 represented an increase of $85, or 36.8% compared to the $231 of other income for the three months ended September 30, 1999. The increases were primarily due to an increase in service charge income on deposits resulting from adjustments made to the deposit service fee schedule, as well as the growth in deposit balances from the prior period. Increased income has also been realized from the increase in cash surrender value of life insurance, fee income related to the sales of specialized investments and title agency fees.

OTHER EXPENSE. Other expense totaled $1,550 for the three months ended September 30, 2000 compared to $1,269 for the three months ended September 30, 1999, an increase of $281, or 22.1%. Start up costs of the Louisville, East Canton and the purchase of the Lisbon offices were the primary reasons for the increase.

Salary and benefits expense increased $201 or 33.2% for the three month period ended September 30, 2000 as compared to September 30, 1999. The increase is the result of normal annual merit increases and the addition of new employees to facilitate growth. Occupancy expense increased $99 for the three month period ended September 30, 2000, as compared to September 30, 1999. These increases are primarily the result of the opening of the Louisville, East Canton and the purchase of the Lisbon offices.

INCOME TAX EXPENSE. The provision for income taxes totaled $226 for the three months ended September 30, 2000 compared to $230 for the three months ended September 30, 1999, a decrease of $4 or 1.7%. The effective tax rate was 30.4% and 31.8% for the three month periods ended September 30, 2000 and 1999 respectively.

                             CONSUMERS BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

(In thousands of dollars, except per share data)
FINANCIAL CONDITION
Total assets at September 30, 2000 were $163,866 compared to $154,531 at June 30, 2000, an increase of $9,335 or 6.04%. Loan receivables increased $2,313 from $116,326 at June 30, 2000 to $118,639 at September 30, 2000. Personal loan totals increased for the period while residential real estate loans increased $6,807 or 15.6%, real estate construction loans increased $2,458 or 280%, and commercial loans decreased $6,994 or 12.8%. The increases are caused by customer refinances on many real estate loans. Loan growth is expected to continue to increase in the near future as customers anticipate a rise in short-term interest rates. Investments in available for sale securities have decreased from $22,179 at June 30, 2000 to $21,915 at September 30, 2000, or 1.2%. Federal
funds sold have increased $6,350 resulting from deposits increasing $10,426 primarily the result of a short-term time deposit special made available to depositors under $100 during the thirty-fifth anniversary special of the subsidiary bank. Net interest margins will continue to compress during the December quarter as bank time deposit rates remain relatively higher than other debt instruments in the market.

Total shareholders equity increased from $12,261 at June 30, 2000, to $12,753 at September 30, 2000. This increase is a combination of net income for the period, offset by cash dividends paid and an increase in value of available for sale securities.

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

The Corporation groups its loan portfolio into three major categories: commercial loans, real estate loans, and personal loans. Commercial loans are comprised of both variable rate notes subject to daily interest rate changes based on the prime rate, and fixed rate notes having maturities of generally not greater than five years. Real estate loans have shown impressive growth recently, with outstanding balances up by $6,807 or 15.6% since June 30, 2000. This is mainly due to the Corporation's ability to tailor loan programs to the specific requirements of the business, professional, and agricultural customers in its market area. The Corporation's real estate loan portfolio consists of three basic segments: conventional mortgage loans having fixed rates and maturities not exceeding fifteen years, variable rate home equity lines of credit, and fixed rate loans having maturity or renewal dates that are less than the scheduled amortization period. Real estate loan growth has improved through the past quarter after several quarters of substantial decline. Competition is very heavy in the Corporation's market for these types of loans, both from local and national lenders. In 1997 the Corporation became affiliated with the Community Mortgage Network, which is a program that allows the Corporation to offer very attractive mortgage loan options to its customers. The personal loans offered by the Corporation are generally written for periods up to five years, based on the nature of the collateral. These

                             CONSUMERS BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

(In  thousands of dollars, except per share data)

may be either installment loans having regular monthly payments, or demand type loans for short periods of time. Personal loans have remained at relatively the same levels during the past quarter.

Funds not allocated to the Corporation's loan portfolio are invested in various securities having diverse maturity schedules. The majority of the Corporation's investments are held in U.S. Treasury securities or other securities issued by U.S. Government agencies, and to a lesser extent, investments in tax free municipal bonds. Net interest yields for the investment account were 6.53% and 6.16% respectively for the three month periods ended September 30, 2000 and September 30, 1999.

The Corporation offers several forms of deposit programs to its customers. The rates offered by the Corporation and the fees charged for them are competitive with others available currently in the market area. Time deposit interest rates have increased this period as many financial institutions attempted to attract and keep new deposits to fund loan growth, but as loan growth has increased, selected rates have increased as well. Interest rates on demand deposits and savings deposits have stabilized at low historical levels. To provide an additional source of loan funds, the Corporation has entered into an agreement with the Federal Home Loan Bank (FHLB) of Cincinnati to obtain matched funding for loans. Repayment is made either over a fifteen year period, or over a three year period with a balloon payment. At September 30, 2000, these FHLB balances totaled $1,890. The Corporation considers this agreement with the FHLB to be a good source of liquidity funding, secondary to its deposit base.

Jumbo time deposits (those with balances of $100 and over) have increased from $9,495 at June 30, 2000 to $13,230 at September 30, 2000, or 39.3%. These
deposits are monitored closely by the Corporation, priced on an individual basis, and often matched with a corresponding investment instrument. The Corporation has on occasion used a fee paid broker to obtain these types of funds from outside its normal service area as another alternative for its funding needs. These deposits are not relied upon as a primary source of funding however, and the Corporation can foresee no dependence on these types of deposits for the near term.

                             CONSUMERS BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

(In  thousands of dollars, except per share data)

Although management monitors interest rates on an ongoing basis, a quarterly rate sensitivity report is used to determine the effect of interest rate changes on the financial statements. In the opinion of management, enough assets or liabilities could be repriced over the near term (up to three years) to compensate for such changes. The spread on interest rates, or the difference between the average earning assets and the average interest bearing liabilities, is monitored quarterly. It is the Corporation's goal to maintain this spread at better than 4.0%. The spread on a taxable equivalent basis for the three month periods ended September 30, 2000 and 1999 were 5.24% and 5.43%, respectively and for the fiscal year ended June 30, 2000 was 5.33%

ASSET AND LIABILITY MANAGEMENT

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

CAPITAL RESOURCES

                                      September 30, 2000              June 30, 2000
                                      ------------------        -----------------------
TIER 1 CAPITAL                        Amount     Percent        Amount          Percent
                                      ------     -------        ------          -------
         Actual                       $11,142       9.9%        $10,590          9.8%
         Required                       4,523       4.0%          4,320          4.0%

TOTAL RISKED BASED CAPITAL
         Actual                       $12,553      11.1%        $11,940         11.1%
         Required                       9,046       8.0%          8,640          8.0%

TIER 1 CAPITAL : AVERAGE ASSETS
         Actual                       $11,142       7.1%        $10,590          7.0%
         Required                       6,259       4.0%          6,060          4.0%

                             CONSUMERS BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

(In  thousands of dollars, except per share data)

CAPITAL RESOURCES (CONTINUED)
The Company and subsidiary Bank are subject to various regulatory capital requirements administered by federal regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory actions that, if undertaken, could have a direct material affect on the Company's financial statements. The Bank is considered well capitalized under the Federal Deposit Insurance Act at September 30, 2000. Management is not aware of any matters occurring subsequent to September 30, 2000 that would cause the Bank's capital category to change.

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

RECENT ACCOUNTING DEVELOPMENTS

In June 1998, the Financial Accounting Standards Board (the FASB) issued Statement No. 133 Accounting for Derivative Instruments and Hedging Activities (SFAS 133), subsequently amended by SFAS No. 137 and 138, which the company is required to adopt effective January 1, 2001. SFAS 133 will require the company to record all derivatives on the balance sheet at fair value. Changes in derivative fair values will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments or, for forecasted transactions, deferred and recorded as a component of other stockholders' equity until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative's change in fair value will be immediately recognized in earnings. The impact of SFAS 133 on the company's financial statements will depend on a variety of factors, including future interpretative guidance from the FASB, the future level of forecasted and actual foreign currency transactions, the extent of the company's hedging activities, the types of hedging instruments used and the effectiveness of such instruments. However, the company does not believe the effect of adopting SFAS 133 will be material to its financial position.


GENERAL

The bank has committed to construct a branch in East Canton, Ohio at the present site. It is estimated the cost of construction to be $300.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

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

ITEM 2 - CHANGES IN SECURITIES

     Not Applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
     Not Applicable

ITEM 4 - SHAREHOLDERS MEETING
     Consumers Bancorp, Inc. held its annual meeting of shareholders on October 18, 2000, for the following purposes: 1) To vote to amend and restate the Articles of Incorporation to require that certain actions be approved by a super-majority of shareholders; 2) To vote to amend and restate the Regulations to increase flexibility and modernize the Regulations; and 3) to elect three directors and to transact such other business as would properly come before the meeting. Results of shareholder voting were as follows:

     Amend and Restate Articles of  Incorporation:

     For      484,234          Against    730        Abstain   3,525

     Amend and Restate Regulations:

     For      484,126          Against    838        Abstain   3,525

     Election of Directors::
                       Thomas M. Kishman   Harry W. Schmuck    Homer R. Unkefer

     For                     537,175             536,455            537,505
     Withheld                  1,816               2,536              1,486

     The following directors were not up for election at the annual meeting and their respective terms in office continued after the Annual Meeting.

     Laurie L. McClellan
     David W. Johnson                                James R. Kiko, Sr.
     John P. Furey                                   J.V. Hanna
     Walter J. Young                                 Mark S. Kelly

ITEM 5 - OTHER INFORMATION
     Not Applicable


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

A.   Exhibits
     Exhibit 11 Statement regarding Computation of Per Share Earnings (included in Note 1 to the Consolidated Financial Statements).

     Exhibit 27  Financial Data Schedules.

B. Reports on Form 8-K - Consumers Bancorp Inc. filed reports on Form 8-K during the quarter ended September 30, 2000 as follows:

     None

                             CONSUMERS BANCORP, INC.
                                     10-QSB
                             CONSUMERS BANCORP, INC.
                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the restraint has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                     CONSUMERS BANCORP, INC.
                                                     -----------------------
                                                           (Registrant)







Date: NOVEMBER 13, 2000                              /s/ MARK S. KELLY
      -----------------                              -----------------
                                                     Mark S. Kelly
                                                     President and C.E.O.







Date: NOVEMBER 13, 2000                              /s/ Paula J. Meiler
      -----------------                              -----------------------
                                                         Paula J. Meiler
                                                     Chief Financial Officer