Form 10QSB
period 2000-12-31
CONSUMERS BANCORP INC /OH/
filed 2001-02-14
CIK 1006830

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000

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

Yes	X	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $3.33 Stated Value	Outstanding at February 12, 2001

716,502 Common Shares

CONSUMERS BANCORP, INC.
FORM 10-QSB
QUARTER ENDED DECEMBER 31, 2000

Part I-Financial Information

Item 1-Financial Statements

Interim financial information required by Item 310 (b) of Regulation S-B is included in this Form 10-QSB as referenced below:

Page
Number (s)

Consolidated Balance Sheets	1

Consolidated Statements of Income	2

Consolidated Statements of Comprehensive Income	3

Condensed Consolidated Statements of Changes in Shareholders’ Equity	4

Condensed Consolidated Statements of Cash Flow	5

Notes to the Consolidated Financial Statements	6-10

Item 2- Management’s Discussion and Analysis of Financial	11-18

Condition and Results of Operations

Part II — Other Information

Item 1 - Legal Proceedings	19

Item 2 - Changes in Securities and Use of Proceeds	19

Item 3 - Defaults Upon Senior Securities	19

Item 4 - Submission of Matters to a Vote of Security Holders	19

Item 5 - Other Information	19

Item 6 - Exhibits and Reports on Form 8-K	20

Signatures	21

CONSUMERS BANCORP, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands of dollars, except per share amounts)

	December 31,	June 30,
	2000	2000

ASSETS

Cash and cash equivalents	$5,866	$5,629

Federal funds sold	450	—

Securities available for sale	22,440	22,179

Loans, net	126,765	116,326

Cash surrender value of life insurance	2,900	2,106

Premises and equipment, net	5,155	4,908

Intangible assets	1,781	1,930

Accrued interest and other assets	1,571	1,453

Total assets	$166,928	$154,531

LIABILITIES

Deposits:

Non-interest bearing, demand	$26,563	$23,514

Interest-bearing, demand	12,352	12,143

Savings	50,360	53,988

Time	60,739	47,186

Total deposits	150,014	136,831

Securities sold under agreements to repurchase	609	1,101

Federal Home Loan Bank advances	1,301	3,244

Accrued interest and other liabilities	1,673	1,094

Total liabilities	153,597	142,270

SHAREHOLDERS’ EQUITY

Common stock ($3.33 stated value, 720,000 shares authorized and issued)	2,400	2,400

Capital surplus	2,452	2,438

Retained earnings	8,561	7,887

Treasury stock, at cost (3,498 at Dec. 31, and 3,883 at June 30)	(122)	(129)

Accumulated other comprehensive income	40	(335)

Total shareholders’ equity	13,331	12,261

Total liabilities and shareholders’ equity	$166,928	$154,531

See the Notes to the Consolidated Financial Statements

CONSUMERS BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In thousands of dollars, except per share amounts)

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2000	1999	2000	1999

Interest income:

Loans, including fees	$3,102	$2,525	$6,024	$4,956

Investments & mortgage-backed securities:

Taxable	334	301	651	603

Tax-exempt	28	32	57	68

Federal funds sold	69	6	106	28

Total interest income	3,533	2,864	6,838	5,655

Interest expense:

Deposits	1,342	850	2,514	1,728

FHLB advances	23	106	54	161

Repurchase Agreements	12		24

Total interest expense	1,377	956	2,592	1,889

Net interest income	2,156	1,908	4,246	3,766

Provision for loan losses	175	104	288	201

Net interest income after provision for loan losses	1,981	1,804	3,958	3,565

Other income:

Service charges on deposit accounts	191	155	384	303

Gain on securities sold				5

Other	184	93	307	171

Total other income	375	248	691	479

Other expenses:

Salaries and employee benefits	838	658	1,645	1,308

Occupancy	305	218	576	389

Directors fees	42	35	86	80

Professional fees	37	35	76	68

Franchise tax	35	35	70	68

Printing and supplies	55	73	125	121

Other	337	301	621	590

Total other expenses	1,649	1,355	3,199	2,624

Income before income taxes	707	697	1,450	1,420

Income tax expense	214	220	440	450

Net Income	$493	$477	$1,010	$970

Basic earnings per share	$.69	$.66	$1.41	$1.35

See the Notes to the Consolidated Financial Statements

CONSUMERS BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(In thousands of dollars)

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2000	1999	2000	1999

Net Income	$493	$477	$1,010	$970

Other comprehensive income, net of tax:

Unrealized gains/ (losses) on securities:

Unrealized gains/(losses) arising during the period	250	(131)	375	(180)

Reclassification adjustment, net of tax				2

Comprehensive income	$743	$346	$1,385	$792

See the Notes to the Consolidated Financial Statements

CONSUMERS BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(In thousands of dollars, except per share amounts)

	Six Months Ended
	December 31,

	2000	1999

Balance at beginning of period	$12,261	$11,135

Net income	1,010	970

Cash dividends $0.47 and $0.45 per share, respectively	(336)	(322)

Treasury stock sales	21	15

Unrealized gain (loss) on investment securities available for sale	375	(178)

Balance at end of period	$13,331	$11,620

See the Notes to the Consolidated Financial Statements

CONSUMERS BANCORP, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands of dollars)

	Six months ended December 31,

	2000	1999

Cash flows from operating activities

Net income	$1,010	$970

Adjustments to reconcile net income to net cash from operating	138	(123)

Net cash from operating activities	1,148	847

Cash flow from investing activities

Securities available for sale
Purchases	(2,282)	(2,769)

Sales	-0-	3,001

Maturities and principal paydowns	2,665	1,293

Net (increase) decrease in federal funds sold	(450)	3,235

Net increase in loans	(10,094)	(8,050)

Acquisition of premises and equipment	(458)	(656)

Purchase of life insurance policies	(725)

Net cash from investing activities	(11,344)	(3,946)

Cash flows from financing

Net increase (decrease) in deposit accounts	13,183	(5,458)

Net proceeds from short-term borrowing	-0-	10,050

Net decrease in repurchase agreements	(492)

Repayments of FHLB advances	(1,943)	(81)

Dividends paid	(336)	(322)

Sale treasury of treasury stock	21	15

Net cash from financing activities	10,433	4,204

Increase in cash and cash equivalents	237	1,105

Cash and cash equivalents, beginning of year	5,629	4,773

Cash and cash equivalents, end of period	$5,866	$5,878

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

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated balance sheets of the Corporation at December 31, 2000, and its income and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances. The Annual Report for the Corporation for the year ended June 30, 2000, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

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

Cash Reserves: Consumers National Bank is required by the Federal Reserve to maintain reserves consisting of cash on hand and noninterest-bearing balances on deposit with the Federal Reserve Bank. The required reserve balance at December 31, 2000 was $1,063 and at June 30, 2000 was $1,070.

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

Loan impairment is reported when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected from the collateral. Loans are evaluated for impairment when payments are delayed, typically 90 days or more, or when it is probable that not all principal and interest amounts will be collected according to the original terms of the loan. No loans were determined to be impaired, as of and for the periods ended December 31, 2000 and June 30, 2000.

Cash Surrender Value of Life Insurance: The Bank has purchased single-premium life insurance policies to insure the lives of the participants in the salary continuation plan. As of December 31, 2000, the Bank has total purchased policies of $2,520 (total death benefit $6,292) with a cash surrender value of $2,900. As of June 30, 2000, the Bank had total purchased policies of $1,795 (total death benefit $5,165 with a cash surrender value of $2,106. The amount included in income (net of policy commissions and mortality costs) was approximately $69 and $55 for the six month periods ended, $36 and $27 for the three month periods ended December 31, 2000 and 1999.

Premises and Equipment: Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed over the assets’ useful lives on an accelerated basis, except for building for which the straight-line basis is used.

Intangible Assets: Purchased intangible, core deposit value, is recorded at cost and amortized over the estimated life. Core deposit value amortization is straight-line over 12 years.

Other Real Estate Owned: Real estate properties, other than Company premises, acquired through, or in lieu of, loan foreclosure are initially recorded at fair value at the date of acquisition. Any reduction to fair value from the carrying value of the related loan at the time of acquisition is accounted for as a loan loss. After acquisition, a valuation allowance reduces the reported amount to the lower of the initial amount or fair value less costs to sell. Expenses, gains and losses on disposition, and changes in the valuation allowance are reported in other expenses. There were no properties held as other real estate owned at December 31, 2000 and June 30, 2000.

Repurchase Agreements: Substantially all repurchase agreement liabilities represent amounts advanced by various customers. Securities are pledged to cover these liabilities, which are not covered by federal deposit insurance.

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

CONSUMERS BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)(continued)

(In thousands of dollars, except per share amounts)
Note 1 — continued

Loss contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

Earnings and Dividends Declared per Share: Earnings per common share are computed based on the weighted average common shares outstanding. The number of outstanding shares used was 716,207 and 716,070 respectively, for the quarters ending December 31, 2000 and December 31, 1999 and 716,162 and 715,976 for the six month periods ended December 31, 2000 and December 31, 1999, respectively. The company’s capital structure contains no dilutive securities. As of December 31, 2000 the Company has 720,000 shares of common stock issued and outstanding.

Statement of Cash Flows: For purpose of reporting cash flows, cash and cash equivalents include the Company’s cash on hand and due from banks. The company reports net cash flows for customer loan transactions and deposit transactions. For the six month period ended December 31, 2000 and 1999, the Corporation paid $2,380 and $2,210 in interest and $275 and $439 in income taxes.

Note 2 — Securities available for sale

The amortized cost and estimated fair value of the securities available for sale, as presented on the consolidated balance sheet at December 31, 2000 and June 30, 2000 are as follows:

		December 31, 2000

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
		Gains	Losses	Value

Securities available for sale:

U.S. Treasury and Federal Agencies	$10,020	$49	$(35)	$10,034

Obligations of states and political subdivisions	2,212	26	(44)	2,194

Mortgage-backed securities	9,082	51	(63)	9,070

Other securities	1,066	76		1,142

Total investment securities	$22,380	$202	$(142)	$22,440

		June 30, 2000

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
		Gains	Losses	Value

Securities available for sale:

U.S. Treasury and Federal Agencies	$9,525	$3	$(168)	$9,360

Obligations of states and political subdivisions	2,562	14	(85)	2,491

Mortgage-backed securities	9,597		(269)	9,328

Other securities	1,003		(3)	1,000

Total investment securities	$22,687	$17	$(525)	$22,179

CONSUMERS BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)(continued)

(In thousands of dollars, except per share amounts)
Note 2 — Securities available for sale — continued

During the six month period ended December 31, 1999 gross gains of $6 and gross losses of $1 were recognized on the sale of securities. There were no sales or transfer of securities classified as available for sale for the three and six month periods ended December 31, 2000 and the three month period ended December 31, 1999.

The amortized cost and fair value of debit securities at December 31, 2000, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2000

	Amortized Cost	Fair Value

Securities available for sale:

Due in one year or less	$3,135	$3,141

Due after one year through five years	6,836	6,876

Due after five years through ten years	2,261	2,211

Due after ten years

Total	12,232	12,228

Mortgage-backed securities	9,082	9,070

Equity Securities	1,066	1,142

Total	$22,380	$22,440

At December 31, 2000, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies and corporations, with an aggregate book value which exceeds 10% of shareholders’ equity.

CONSUMERS BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)(continued)

(In thousands of dollars)

Note 3 — Loans

Total loans as presented on the balance sheets are comprised of the following classifications:

	Dec. 31, 2000	June 30, 2000

Real estate — residential mortgage	$55,254	$43,769

Real estate — construction	3,610	878

Commercial, financial, and agricultural	50,709	54,542

Installment loans to individuals	18,894	18,810

Unearned fees and costs	(258)	(260)

Allowance for possible loan losses	(1,444)	(1,413)

Net Loans	$126,765	$116,326

No loans were determined to be impaired at either December 31, 2000, or June 30, 2000, nor were there any such loans during the period then ended. At December 31, 2000, loans in non-accrual status totaled $0 and at June 30, 2000, totaled $53.

Note 4 — Allowance for Loan Losses

A summary of activity in the allowance for loan losses for the six months ended December 31, 2000, and December 31, 1999, are as follows:

(In thousands of dollars)	2000	1999

Balance at beginning of period	$1,413	$1,193

Loans charged off	(295)	(154)

Recoveries of loans previously charged off	38	53

Provision	288	201

Balance at end of period	$1,444	$1,293

Note 5 — Deposits

The aggregate amount of time deposits, each with a minimum of $100, was $11,724 at December 31, 2000 and $9,495 at June 30, 2000.

Scheduled maturities of time deposits at December 31, 2000 are as follows:

Through 12 months	$45,552

One through three years	14,951

Thereafter	236

$60,739

Included in time deposits at December 31, 2000, is a $1,000 brokered time deposit at a rate of 5.55% maturing on February 12, 2001.

CONSUMERS BANCORP, INC.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

(In thousands of dollars, except per share data)

General

The following is management’s analysis of the Corporation’s results of operations as of and for the three month and six month periods ended December 31, 2000, compared to the same period in 1999, and the consolidated balance sheets at December 31, 2000 compared to June 30, 2000. This discussion is designed to provide a more comprehensive review of the operating results and financial condition than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

Results of Operations

Net Income. The Corporation earned net income of $493 for the three months ended December 31, 2000 compared to $477 for the three months ended December 31, 1999. This increase was primarily due to an increase in net interest income which is offset by an increase in other expenses. Net income increased $40 or 4.1% for the six months ended December 31, 2000 as compared to the comparable period in 1999. The increase is due to an increase in net interest income and other income partially offset by increases in other expense.

Net Interest Income. Net interest income totaled $2,156 for the three months ended December 30, 2000 compared to $1,908 for the three months ended December 31, 1999, an increase of $248 or 13.0%. Net interest income totaled $4,246 for the six months ended December 31, 2000, an increase of $480 or 12.7%. The additional net interest income was primarily due to volume increases in interest and fees on loans.

Interest and fees on loans increased $577, or 22.9%, to $3,102 for the three months ended December 31, 2000 from $2,525 for the three months ended December 31, 1999. The increase in interest income was due primarily to higher average loans outstanding. The yield on average loans outstanding for the six month periods ended December 31, 2000, and December 31, 1999 was 9.90% and 9.77% respectively.

Interest earned on taxable and tax-exempt securities totaled $362 for the three month period ended December 31, 2000 compared to $333 for the three month period ended December 31, 1999. The increase was primarily the result of an increase in yield. Interest income on federal funds sold increased by $63 for the three months ended December 31, 2000, due to increases in both average outstandings and yield.

Interest earned on taxable and tax-exempt securities totaled $708 for the six month period ended December 31, 2000 compared to $671 for the six month period ended December 31, 1999 the result of a yield increase. Interest income on federal funds sold increase $78 for the six month period ended December 31, 2000 as compared to December 31, 1999 primarily resulting from an increase in average federal funds sold balances of $2,129.

CONSUMERS BANCORP, INC.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

(In thousands of dollars, except per share data)

Interest paid on deposits increased $492 or 57.9% for the three months ended December 31, 2000 compared to the three months ended December 31, 1999 respectively. Interest paid on deposits increased $786 or 45.5% for the comparable six month period comparison from December 31, 2000 and December 31, 1999. The increase was the result of both an 24.2% increase in average interest-bearing deposits and an increase in interest rates paid. Average rates paid for interest-bearing checking, savings, and time deposits has changed to 1.71%, 2.99%, and 5.70% from 1.72%, 2.41%, and 5.07% for the six month period ended December 31, 2000 and 1999.

Interest paid on FHLB Advances totaled $23 for the three months ended December 31, 2000 as compared to $106 for the three months ended December 31, 1999. The change was a result of a decrease in the average level of borrowings from 1999 to 2000.

Provision for Loan Losses. The Corporation maintains an allowance for loan losses in an amount which, in management’s judgment, is adequate to absorb probable incurred losses inherent in the loan portfolio. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent on a variety of factors, including the performance of the Corporation’s loan portfolio, the economy, changes in collateral values and interest rates, and the view of the regulatory authorities toward loan classifications. The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses, after net charge-offs have been deducted, to bring the allowance to a level which is considered adequate to absorb losses inherent in the loan portfolio. The amount of the provision is based on management’s monthly review of the loan portfolio and consideration of such factors as historical loss experience, changes in the size and composition of the loan portfolio, and specific borrower considerations, including the ability to repay the loan and estimated value of the underlying collateral.

The provision for loan losses for the three months ended December 31, 2000 totaled $175 as compared to $104 for the three months ended December 31, 1999, an increase of $71, or 68.3%. The allowance for loan losses totaled $1,444, or 1.13% of total loans receivable at December 31, 2000. The increase in the provision is reflective of the fact that the Corporation provided for net charge-offs during the period. Net charge-offs to average loans increased to    .50% for the three month period ended December 31, 2000 from .19% for the period ended December 31, 1999. For the six month period ended December 31, 2000, net charge-offs to average loans increased to .42% from .20% for the six month period ended December 31, 1999. In contrast nonperforming assets have declined to $232 at December 31, 2000 from $354 at June 30, 2000. Accordingly management anticipates it will continue its provisions to the allowance for loan losses for probable losses.

CONSUMERS BANCORP, INC.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

(In thousands of dollars, except per share data)

Other Income. Other income includes service charges on deposits and other miscellaneous income. Other income of $375 for the three months ended December 31, 2000 represented an increase of $127, or 51.2% compared to the $248 of other income for the three months ended December 31, 1999. Other income increased $212 or 44.3% for the six months ended December 31, 2000 as compared to the six month period ended December 31, 1999. The increases were due to an increase in service charge income on deposits resulting from adjustments made to the deposit service fee schedule, as well as the growth in deposit balances from the prior period. Increased income has also been realized from the increase in cash surrender value of life insurance, commission income from non-deposit investment products and Title agency income.

Other Expense. Other expense totaled $1,649 or the three months ended December 31, 2000 compared to $1,355 for the three months ended December 31, 1999, an increase of $294, or 21.7%. Other expense increased $575 or 21.9% for the six month period ended December 31, 2000 as compared to 1999. Start up-costs of the Lisbon, Louisville, and East Canton offices were the primary reasons for the increase.

Salary and benefits expense increased $180 or 27.4% and $337 or 25.8% for the three and six month periods ended December 31, 2000 as compared to December 31, 1999. The increase is the result of normal annual merit increases and the addition of new employees to facilitate growth. Occupancy expense increased $87 or 39.9% and $187 or 48.1% for the three and six month periods ended December 31, 2000, as compared to December 31, 1999. The increase in other expense was attributable to a general increase in various overhead categories due to continued growth of the Corporation.

Income Tax Expense. The provision for income taxes totaled $214 for the three months ended December 31, 2000 compared to $220 for the three months ended December 31, 1999, a decrease of $6 or 2.7%.

CONSUMERS BANCORP, INC.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

(In thousands of dollars, except per share data)
Financial Condition
Total assets at December 31, 2000 were $166,928 compared to $154,531 at June 30, 2000, an increase of $12,397 or 8.0%. Loan receivables increased $10,439 from $116,326 at June 30, 1999 to $126,765 at December 31, 2000. Personal loan totals increased for the period while residential real estate loans increased $11,485 or 26.2%, real estate construction loans increased $2,732, or 311.2%, and commercial loans decreased $3,833, or 7.0%. The increases are caused by customer refinances from other banks on many real estate loans. Loan growth is expected to continue to increase in the near future as customers anticipate a decline in interest rates. Investments in available for sale securities have increased from $22,179 at June 30, 2000 to $22,440 at December 31, 2000, or 1.2%.

Time deposits increased from $47,186 at June 30, 2000 to $60,739 at December 31, 2000. The increase primarily represents a six month time deposit promotion with deposits maturing during March 2001. Some additional time deposits were obtained during this period as interest rates were forecasted to decline and customers transferred deposits from savings to time deposits to lock in interest rates.

Community Title Agency became operational during July 2000 increasing other income $60 for the six month period ended December 31, 2000. The current decline in interest rates, will provide enhanced revenue opportunities for the Title Agency in 2001 as mortgages are rewritten providing both real estate title policy and title search income.

Total shareholders equity increased from $12,261 at June 30, 2000, to $13,331 at December 31, 2000. This increase is a combination of net income for the period along with sales of treasury stock, offset by cash dividends paid and an increase in value of available for sale securities.

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

The Corporation groups its loan portfolio into four major categories: commercial loans, real estate loans, and personal loans. Commercial loans are comprised of both variable rate notes subject to daily interest rate changes based on the prime rate, and fixed rate notes having maturities of generally not greater than five years. Commercial loans have declined after several years of growth, with outstanding balances down by $3,833, or 7.0% since June 30, 2000. The Corporation’s real estate loan portfolio consists of three basic segments: conventional mortgage loans having fixed rates and maturities not exceeding fifteen years, variable rate home equity lines of credit, and fixed rate loans having maturity or renewal dates that are less than the scheduled amortization period. Real estate loan growth has improved through the past quarter. Competition is very heavy in the Corporation’s market for these types of loans, both from local and national lenders. In 1997 the Corporation became affiliated with the Community Mortgage Network, which is a program that allows the Corporation to offer very attractive mortgage loan options to its customers. The personal loans offered by the Corporation are generally written for periods up to five years, based on the nature of the collateral. These may be either installment loans having regular monthly payments, or

CONSUMERS BANCORP, INC.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

(In thousands of dollars, except per share data)

demand type loans for short periods of time. Personal loans have remained at relatively the same levels during the past full fiscal year.

Funds not allocated to the Corporation’s loan portfolio are invested in various securities having diverse maturity schedules. The majority of the Corporation’s investments are held in U.S. Treasury securities or other securities issued by U.S. Government agencies, and to a lesser extent, investments in tax free municipal bonds. Net interest yields for the investment account were 6.59% and 6.15% respectively for the six month periods ended December 31, 2000 and December 31, 1999.

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

To provide an additional source of loan funds, the Corporation has entered into an agreement with the Federal Home Loan Bank (FHLB) of Cincinnati to obtain matched funding for loans. Repayment is made either over a fifteen year period, or over a three year period with a balloon payment. At December 31, 2000, these FHLB balances totaled $1,301. The Corporation considers this agreement with the FHLB to be a good source of liquidity funding, secondary to its deposit base.

Jumbo time deposits (those with balances of $100 and over) have increased from $9,495 at June 30, 2000 to $11,724 at December 31, 2000, or 23.5%. These deposits are monitored closely by the Corporation, priced on an individual basis, and often matched with a corresponding investment instrument. The Corporation has on occasion used a fee paid broker to obtain these types of funds from outside its normal service area as another alternative for its funding needs. These deposits are not relied upon as a primary source of funding however, and the Corporation can foresee no dependence on these types of deposits for the near term.

CONSUMERS BANCORP, INC.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

(In thousands of dollars, except per share data)

Although management monitors interest rates on an ongoing basis, a quarterly rate sensitivity report is used to determine the effect of interest rate changes on the financial statements. In the opinion of management, enough assets or liabilities could be repriced over the near term (up to three years) to compensate for such changes. The spread on interest rates, or the difference between the average earning assets and the average interest bearing liabilities, is monitored quarterly. It is the Corporation’s goal to maintain this spread at better than 4.0%. The spread for the six month periods ended December 31, 2000 and 1999 were 5.15% and 5.45%, respectively and for the fiscal year ended June 30, 2000 was 5.33%.

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

Capital Resources

	December 30, 2000		June 30, 2000

Tier 1 Capital to risk-weighted assets	Amount	Percent	Amount	Percent

Actual	$11,510	9.7%	$10,590	9.8%

Required	4,739	4.0%	4,320	4.0%

Total Capital to risk-weighted assets

Actual	$12,954	10.9%	$11,940	11.1%

Required	9,478	8.0%	8,640	8.0%

Tier 1 Capital to Average assets

Actual	$11,510	6.9%	$10,590	7.0%

Required	6,644	4.0%	6,060	4.0%

CONSUMERS BANCORP, INC.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

(In thousands of dollars, except per share data)

Capital Resources (continued)
The subsidiary Bank is subject to various regulatory capital requirements administered by federal regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory actions that, if undertaken, could have a direct material affect on the Bank’s financial statements. The Bank is considered well capitalized under the Federal Deposit Insurance Act at December 31, 2000. Management is not aware of any matters occurring subsequent to December 31, 2000 that would cause the Bank’s capital category to change.

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

Not Applicable

Item 4 – Submission of Matters to a Vote of Security Holders

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

Item 5 – Other Information

Not Applicable

PART II – OTHER INFORMATION (continued)

Item 6 – Exhibits and Reports on Form 8-K

A	Exhibits
Exhibit 11 Statement regarding Computation of Per Share Earnings (included in Note 1 to the Consolidated Financial Statements).

B	Reports on Form 8-K – Consumers Bancorp Inc. filed reports on Form 8-K during the quarter ended December 31, 2000 as follows:

(1) None

Consumers Bancorp, Inc.
10-QSB
CONSUMERS BANCORP, INC.
SIGNATURES

In accordance with the requirements of the Exchange Act, the restraint has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSUMERS BANCORP, INC.

(Registrant)

Date:	February 12, 2001	/s/Mark S.Kelly

Mark S. Kelly
President and C.E.O.

Date:	February 12, 2001	/s/ Paula J. Meiler

Paula J. Meiler
Chief Financial Officer