Form 10QSB
period 2001-03-31
CONSUMERS BANCORP INC /OH/
filed 2001-05-14
CIK 1006830

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

Commission file number
033-79130	CONSUMERS BANCORP, INC.

(Exact name of Small Business issuer as specified in its charter)

OHIO	34-1771400

(State or other jurisdiction of	(I.R.S. Employer Identification Number)

Incorporation or organization)

614 E. Lincoln Way
Minerva, Ohio	44657

(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number 330-868-7701

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X  No ___

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $3.33 Stated Value	Outstanding at May 11, 2001 716,827 Common Shares

Transitional Small Business Disclosure Format (Check one)	Yes( ) No (x)

CONSUMERS BANCORP, INC.
FORM 10-QSB
QUARTER ENDED March 31, 2001

Part I-Financial Information

Item 1-Financial Statements

Interim financial information required by Item 310 (b) of Regulation S-B is included in this Form 10-QSB as referenced below:

CONSUMERS BANCORP, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands of dollars, except per share amounts)

	March 31,	June 30,
	2001	2000

ASSETS

Cash and cash equivalents	$5,638	$5,629

Federal funds sold	2,750	—

Securities available for sale	21,168	22,179

Loans, net	130,156	116,326

Cash surrender value of life insurance	2,933	2,106

Premises and equipment, net	5,264	4,908

Intangible assets	1,739	1,930

Accrued interest and other assets	1,511	1,453

Total assets	$171,159	$154,531

LIABILITIES

Deposits:

Noninterest-bearing, demand	$25,680	$23,514

Interest-bearing, demand	11,918	12,143

Savings	51,246	53,988

Time	63,143	47,186

Total deposits	151,987	136,831

Securities sold under agreements to repurchase	1,782	1,101

Federal Home Loan Bank advances	2,277	3,244

Accrued interest and other liabilities	1,299	1,094

Total liabilities	157,345	142,270

SHAREHOLDERS’ EQUITY

Common stock ($3.33 stated value, 720,000 shares authorized and issued)	2,400	2,400

Capital surplus	2,465	2,438

Retained earnings	8,891	7,887

Treasury stock, at cost (3,173 at Mar. 31, and 3,883 at June 30)	(116)	(129)

Accumulated other comprehensive income	174	(335)

Total shareholders’ equity	13,814	12,261

Total liabilities and shareholders’ equity	$171,159	$154,531

See the Notes to the Consolidated Financial Statements

CONSUMERS BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In thousands of dollars, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2001	2000	2001	2000

Interest income:

Loans, including fees	$3,153	$2,596	$9,177	$7,552

Debt & mortgage-backed securities:

Taxable	313	318	964	921

Tax-exempt	26	30	83	98

Federal funds sold	30	67	136	95

Total interest income	3,522	3,011	10,360	8,666

Interest expense:

Deposits	1,345	965	3,859	2,693

Fhlb advances	28	46	82	207

Repurchase Agreements	17	23	41	23

Total interest expense	1,390	1,034	3,982	2,923

Net interest income	2,132	1,977	6,378	5,743

Provision for loan losses	227	112	515	313

Net interest income after provision for loan losses	1,905	1,865	5,863	5,430

Other income:

Service charges on deposit accounts	182	159	566	462

Gain on securities sold	45		45	5

Other	304	144	611	315

Total other income	531	303	1,222	782

Other expense:

Salaries and employee benefits	939	773	2,585	2,081

Occupancy	287	223	863	613

Director’s fees	42	38	128	118

Professional fees	33	27	108	96

Franchise tax	35	35	105	106

Amortization of intangibles	40	27	121	30

Printing and supplies	48	89	174	210

Other	310	285	849	867

Total other expense	1,734	1,497	4,933	4,121

Income before income taxes	702	671	2,152	2,091

Income tax expense	214	211	654	661

Net Income	$488	$460	$1,498	$1,430

Basic earnings per share	$.68	$.64	$2.09	$1.99

See the Notes to the Consolidated Financial Statements

CONSUMERS BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(In thousands of dollars)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2001	2000	2001	2000

Net Income	$488	$460	$1,498	$1,430

Other comprehensive income, net of tax:

Unrealized gains/ (losses) on securities:

Unrealized gains/(losses) arising during the period	243	(10)	539	(185)

Reclassification adjustment	(30)		(30)	(3)

Comprehensive income	$701	$450	$2,007	$1,242

See the Notes to the Consolidated Financial Statements

CONSUMERS BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’
EQUITY (Unaudited)

(In thousands of dollars, except per share amounts)

	Nine Months Ended
	March 31,
	2001	2000

Balance at beginning of period	$12,261	$11,135

Net income	1,498	1,430

Cash dividends $0.69 and $0.66 per share, respectively	(494)	(472)

Sale of treasury shares 710 and 325 shares, respectively	40	15

Unrealized gain (loss) on securities available for sale	509	(188)

Balance at end of period	$13,814	$11,920

See the Notes to the Consolidated Financial Statements

CONSUMERS BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands of dollars)

	Nine Months Ended March 31,
	2001	2000

Cash flows from operating activities

Net income	$1,498	$1,430

Adjustments to reconcile net income to net cash from operating	(379)	99

Net cash from operating activities	1,119	1,529

Cash flow from investing activities

Securities available for sale

Purchases	(2,782)	(4,852)

Sales	194	3,001

Maturities and principal paydowns	4,487	1,584

Net (increase) in federal funds sold	(2,750)	(1,365)

Net increase in loans	(13,204)	(13,124)

Acquisition of premises and equipment	(746)	(1,253)

Purchase of life insurance policies	(725)

Net cash from investing activities	(15,526)	(16,009)

Cash flows from financing

Net increase (decrease) in deposit accounts	15,156	(537)

Purchase of branch deposits,net		16,664

Proceeds from Fhlb advances	1,000

Net increase in repurchase agreements	681

Repayments of FHLB advances	(1,967)	(122)

Dividends paid	(494)	(472)

Sale of treasury stock	40	15

Net cash from financing activities	14,416	15,548

Increase in cash and cash equivalents	9	1,068

Cash and cash equivalents, beginning of year	5,629	4,773

Cash and cash equivalents, end of period	$5,638	$5,841

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

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated balance sheets of the Corporation at March 31, 2001, and its income and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances. The Annual Report for the Corporation for the year ended June 30, 2000, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

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

Cash Reserves: Consumers National Bank is required by the Federal Reserve to maintain reserves consisting of cash on hand and noninterest-bearing balances on deposit with the Federal Reserve Bank. The required reserve balance at March 31, 2001 was $1,058 and at June 30, 2000 was $1,070.

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

Loan impairment is reported when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected from the collateral. Loans are evaluated for impairment when payments are delayed, typically 90 days or more, or when it is probable that not all principal and interest amounts will be collected according to the original terms of the loan. No loans were determined to be impaired, as of and for the periods ended March 31, 2001 and June 30, 2000.

Cash Surrender Value of Life Insurance: The Bank has purchased single-premium life insurance policies to insure the lives of the participants in the salary continuation plan. As of March 31, 2001, the Bank has total purchased policies of $2,520 (total death benefit $6,292) with a cash surrender value of $2,933. As of June 30, 2000, the Bank had total purchased policies of $1,795 (total death benefit $5,165 with a cash surrender value of $2,106. The amount included in income (net of policy commissions and mortality costs) was approximately $106 and $83 for the nine month periods ended March 31 2001 and 2000, $37 and $28 for the three month periods ended March 31, 2001 and 2000.

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

Other Real Estate Owned: Real estate properties, other than Company premises, acquired through, or in lieu of, loan foreclosure are initially recorded at fair value at the date of acquisition. Any reduction to fair value from the carrying value of the related loan at the time of acquisition is accounted for as a loan loss. After acquisition, a valuation allowance reduces the reported amount to the lower of the initial amount or fair value less costs to sell. Expenses, gains and losses on disposition, and changes in the valuation allowance are reported in other expenses. There were no properties held as other real estate owned at March 31, 2001 and June 30, 2000.

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

Earnings and Dividends Declared per Share: Earnings per common share are computed based on the weighted average common shares outstanding. The number of weighted outstanding shares used was 716,719 and 716,070 respectively, for the quarters ending March 31, 2001 and March 31, 2000 and 716,345 and 716,007 for the nine month periods ended March 31, 2001 and March 31, 2000 respectively.

Statement of Cash Flows: For purpose of reporting cash flows, cash and cash equivalents include the Company’s cash on hand and due from banks. The company reports net cash flows for customer loan transactions and deposit transactions. For the nine month period ended March 31, 2001 and 2000, the Corporation paid $3,866 and $3,132 in interest and $485 and $689 in income taxes.

Note 2 – Securities available for sale

The amortized cost and fair value of the securities available for sale, as presented on the consolidated balance sheet at March 31, 2001 and June 30, 2000 are as follows:

		March 31, 2001

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities available for sale:

U.S. Treasury and Federal Agencies	$8,517	$119	$(0)	$8,636

Obligations of states and political subdivisions	2,209	42	(18)	2,233

Mortgage-backed securities	9,262	113	(20)	9,355

Other securities	917	27	0	944

Total securities	$20,905	$301	$(38)	$21,168

		June 30, 2000

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities available for sale:

U.S. Treasury and Federal Agencies	$9,525	$3	$(168)	$9,360

Obligations of states and political subdivisions	2,562	14	(85)	2,491

Mortgage-backed securities	9,597		(269)	9,328

Other securities	1,003		(3)	1,000

Total securities	$22,687	$17	$(525)	$22,179

CONSUMERS BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)(continued)

(In thousands of dollars, except per share amounts)
Note 2 – Securities available for sale — continued
During the three and nine month periods ended March 31, 2001 gross gains of $45 were recognized on the sale of securities. There were no gains or losses in the three month period ended March 31, 2000; however gross gains of $6 and gross losses of $1 were recognized in the nine month period ended March 31, 2000.

The amortized cost and fair value of debit securities at March 31, 2001, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2001

	Amortized Cost	Fair Value

Securities available for sale:

Due in one year or less	$3,844	$3,869

Due after one year through five years	4,623	4,734

Due after five years through ten years	2,122	2,120

Due after ten years	137	146

Total	10,726	10,869

Mortgage-backed securities	9,262	9,355

Other Securities	917	944

Total	$20,905	$21,168

At March 31, 2001, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies and corporations, with an aggregate book value which exceeds 10% of shareholders’ equity.

CONSUMERS BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)(continued)

(In thousands of dollars)

Note 3 — Loans

Total loans as presented on the balance sheets are comprised of the following classifications:

	March 31, 2001	June 30, 2000

Real estate — residential mortgage	$56,910	$43,769

Real estate — construction	4,069	878

Commercial, financial, and agricultural	52,168	54,542

Installment loans to individuals	18,768	18,810

Unearned fees and costs	(272)	(260)

Allowance for possible loan losses	(1,487)	(1,413)

	$130,156	$116,326

No loans were determined to be impaired at either March 31, 2001, or June 30, 2000, nor were there any such loans during the period then ended. At March 31, 2001, loans in non-accrual status totaled $111 and at June 30, 2000, totaled $53.

Note 4 — Allowance for Loan Losses

A summary of activity in the allowance for loan losses for the nine months ended March 31, 2001, and March 31, 2000, are as follows:

	2001	2000

Balance at beginning of period	$1,413	$1,193

Loans charged off	(514)	(226)

Recoveries of loans previously charged off	73	68

Provision	515	313

Balance at end of period	$1,487	$1,348

Note 5 — Deposits

The aggregate amount of time deposits, each with a minimum of $100, was $12,738 at March 31, 2001 and $9,495 at June 30, 2000.

Scheduled maturities of time deposits at March 31, 2001 are as follows:

Through 12 months	$48,198

One through three years	14,713

Thereafter	232

$63,143

There are no brokered deposits at March 31, 2001.

CONSUMERS BANCORP, INC.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

(In thousands of dollars, except per share data)

General

The following is management’s analysis of the Corporation’s results of operations as of and for the three month and nine month periods ended March 31, 2001, compared to the same period in 2000, and the consolidated balance sheets at March 31, 2001 compared to June 30, 2000. This discussion is designed to provide a more comprehensive review of the operating results and financial condition than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

Results of Operations

Net Income. The Corporation earned net income of $488 for the three months ended March 31, 2001 compared to $460 for the three months ended March 31, 2000. This increase was primarily due to an increase in net interest income and other income which is offset by an increase in other expenses. Net income increased $68 or 4.8% for the nine months ended March 31, 2001 as compared to the comparable period in 2000. The increase is due to an increase in net interest income and other income partially offset by increases in other expense.

Net Interest Income. Net interest income totaled $2,132 for the three months ended March 31, 2001 compared to $1,977 for the three months ended March 31, 2000, an increase of $155 or 7.8% . Net interest income totaled $6.378 for the nine months ended March 31, 2001, an increase of $635 or 11.1%. The additional net interest income was primarily due to volume increases in interest and fees on loans.

Interest and fees on loans increased $557, or 21.5%, to $3,153 for the three months ended March 31, 2001 from $2,596 for the three months ended March 31, 2000. Interest and fees on loans increased $1,625, or 21.5% to $9,177 from $7,552 for the nine month comparable periods ended March 31, 2001 and 2000. The increase in interest income was due primarily to higher average loans outstanding. The yield on average loans outstanding for the nine month periods ended March 31, 2001 and March 31, 2000 was 9.85% and 9.78% respectively.

Interest earned on taxable and tax-exempt securities totaled $339 for the three month period ended March 31, 2001 compared to $348 for the three month period ended March 31, 2000. The decrease was primarily the result of a decrease in average outstandings. Interest income on federal funds sold decreased by $37 for the three months ended March 31, 2001, due to decreases in both average outstandings and yield.

Interest earned on taxable and tax-exempt securities totaled $1,047 for the nine month period ended March 31, 2001 compared to $1,019 for the nine month period ended March 31, 2000 the result of a yield increase. Interest income on federal funds sold increased $41 for the nine month period ended March 31, 2001 as compared to March 31, 2000 resulting from an increase in average federal funds sold balances of $647 and yield increases.

CONSUMERS BANCORP, INC.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

(In thousands of dollars, except per share data)

Interest paid on deposits increased $380 or 39.4% for the three months ended March 31, 2001 compared to the three months ended March 31, 2000 respectively. Interest paid on deposits increased $1,166 or 43.3% for the comparable nine month period comparison from March 31, 2001 and March 31, 2000. The increase was the result of both an 21.1% increase in average interest-bearing deposits and an increase in interest rates paid. Average rates paid for interest-bearing checking, savings, and time deposits has changed to 1.71%, 2.98%, and 5.78% from 1.79%, 2.54%, and 5.05% for the nine month period ended March 31, 2001 and 2000.

Interest paid on securities sold under agreements to repurchase and federal funds purchased increased $18 for the nine month period and decreased $6 for the three month period ended March 31, 2001 as compared to March 31, 2000. Interest expense for 2000 represents interest on federal funds purchased compared to 2001 which represents interest on repurchase agreements. Repurchase agreements were a new product for the Corporation originating during 2000. Customers are concentrated in corporations and public funds.

Interest paid on Fhlb advances totaled $28 for the three months ended March 31, 2001 as compared to $46 for the three months ended March 31, 2000. The change was a result of a decrease in the average level of borrowings from 2000 to 2001.

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

The provision for loan losses for the three months ended March 31, 2001 totaled $227 as compared to $112 for the three months ended March 31, 2000, an increase of $115, or 102.7%. The allowance for loan losses totaled $1,487, or 1.13% of total loans receivable at March 31, 2001. The increase in the provision is reflective of the fact that the Corporation provided for net charge-offs during the period. Net charge-offs to average loans increased to    .57% for the three month period ended March 31, 2001 from .21% for the period ended March 31, 2000. For the nine month period ended March 31, 2001, net charge-offs to average loans increased to .48% from .20% for the nine month period ended March 31, 2000. In contrast nonperforming assets have declined to $232 at March 31, 2001 from $354 at June 30, 2000. Accordingly management anticipates it will continue its provisions to the allowance for loan losses.

CONSUMERS BANCORP, INC.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

(In thousands of dollars, except per share data)

Other Income. Other income includes service charges on deposits and other miscellaneous income. Other income of $531 for the three months ended March 31, 2001 represented an increase of $228, or 75.2% compared to the $303 of other income for the three months ended March 31, 2000. Other income increased $440 or 56.3% for the nine months ended March 31, 2001 as compared to the nine month period ended March 31, 2000. The increases were due to service charge income on deposits resulting from adjustments made to the deposit service fee schedule, as well as the growth in deposit balances from the prior period. Increased income has also been realized from the cash surrender value of life insurance, commission income from non-deposit investment products and Community Title agency income.

Other Expense. Other expense totaled $1,734 or the three months ended March 31, 2001 compared to $1,497 for the three months ended March 31, 2000, an increase of $237, or 15.8%. Other expense increased $812 or 19.7% for the nine month period ended March 31, 2001 as compared to 2000. Acquisition costs of the Lisbon and start-up costs for the Louisville, and East Canton offices were the primary reasons for the increase.

Salary and benefits expense increased $166 or 21.5% and $504 or 24.2% for the three and nine month periods ended March 31, 2001 as compared to March 31, 2000. The increase is the result of normal annual merit increases and the addition of new employees to facilitate growth. Occupancy expense increased $64 or 28.8% and $250 or 40.8% for the three and nine month periods ended March 31, 2001, as compared to March 31, 2000. The increase in other expense was attributable to a general increase in various overhead categories due to continued growth of the Corporation.

Income Tax Expense. The provision for income taxes totaled $214 for the three months ended March 31, 2001 compared to $211 for the three months ended March 31, 2000, an increase of $3 or 1.4%. the provision for income taxes totaled $654 for the nine months ended March 31, 2001 compared to $661 for the nine months ended March 31, 2000.

CONSUMERS BANCORP, INC.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

(In thousands of dollars, except per share data)
Financial Condition
Total assets at March 31, 2001 were $171,159 compared to $154,531 at June 30, 2000, an increase of $16,628 or 10.8%. Loan receivables increased $13,830 from $116,326 at June 30, 2000 to $130,156 at March 31, 2001. Personal loan totals decreased for the period while residential real estate loans increased $13,141 or 30.0%, real estate construction loans increased $3,191, or 363.4%, and commercial loans decreased $2,374, or 4.4%. The increases are caused by customer refinances from other banks on many real estate loans. Loan growth is expected to continue to increase in the near future as customers anticipate a decline in interest rates. Investments in available for sale securities have decreased from $22,179 at June 30, 2000 to $21,168 at March 31, 2001, or 4.6%.

Time deposits increased from $47,186 at June 30, 2000 to $63,143 at March 31, 2001. The increase primarily represents a six month time deposit promotion which matured during March 2001 and were renewed at significantly lower interest rates. Additional time deposits were obtained during this period as interest rates were forecasted to decline and customers transferred deposits from savings to time deposits to lock in interest rates. The recent declines in the stock markets has also contributed to the growth of deposits.

Community Title Agency became operational during July 2000 increasing other income $94 for the nine month period ended March 31, 2001. The current decline in interest rates, could provide enhanced revenue opportunities for the Title Agency in 2001 as mortgages are rewritten providing both real estate title policy and title search income.

Total shareholders equity increased from $12,261 at June 30, 2000, to $13,814 at March 31, 2001. This increase is a combination of net income for the period along with sales of treasury stock, offset by cash dividends paid and an increase in value of available for sale securities, net of tax.

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

The Corporation groups its loan portfolio into three major categories: commercial loans, real estate loans, and personal loans. Commercial loans are comprised of both variable rate notes subject to daily interest rate changes based on the prime rate, and fixed rate notes having maturities of generally not greater than five years. Commercial loans have declined after several years of growth, with outstanding balances down by $2,374, or 4.4% since June 30, 2000. The Corporation’s real estate loan portfolio consists of three basic segments: conventional mortgage loans having fixed rates and maturities not exceeding fifteen years, variable rate home equity lines of credit, and fixed rate loans having maturity or renewal dates that are less than the scheduled amortization period. Real estate loan growth has improved through the past quarter. Competition is very heavy in the Corporation’s market for these types of loans, both from local and national lenders. In 1997 the Corporation became affiliated with the Community Mortgage Network, which is a program that allows the Corporation to offer very attractive mortgage loan options to its customers. The personal loans offered by the Corporation are generally written for periods up to five years, based on the nature of the collateral. These may be either installment loans having regular monthly payments, or

CONSUMERS BANCORP, INC.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

(In thousands of dollars, except per share data)

demand type loans for short periods of time. Personal loans have remained at relatively the same levels during the past full fiscal year. The Corporation’s finance company subsidiary as added approximately $4,500 in loans since its inception in 1999.

Funds not allocated to the Corporation’s loan portfolio are invested in various securities having diverse maturity schedules. The majority of the Corporation’s securities are held in U.S. Treasury securities or U.S. Government agencies instruments, and to a lesser extent, investments in tax free municipal bonds. Net interest yields for the investment account were 6.56% and 6.25% respectively for the nine month periods ended March 31, 2001 and March 31, 2000.

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

To provide an additional source of loan funds, the Corporation has entered into an agreement with the Federal Home Loan Bank (FHLB) of Cincinnati to obtain matched funding for loans. Repayment is made either over a fifteen year period, or over a three year period with a balloon payment. At March 31, 2001, these FHLB balances totaled $2,277. The Corporation considers this agreement with the FHLB to be a good source of liquidity funding, secondary to its deposit base.

Jumbo time deposits (those with balances of $100 and over) have increased from $9,495 at June 30, 2000 to $12,738 at March 31, 2001, or 34.2%. These deposits are monitored closely by the Corporation, priced on an individual basis, and often matched with a corresponding investment instrument. The Corporation has on occasion used a fee paid broker to obtain these types of funds from outside its normal service area as another alternative for its funding needs. These deposits are not relied upon as a primary source of funding however, and the Corporation can foresee no dependence on these types of deposits for the near term.

CONSUMERS BANCORP, INC.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

(In thousands of dollars, except per share data)

Although management monitors interest rates on an ongoing basis, a quarterly rate sensitivity report is used to determine the effect of interest rate changes on the financial statements. In the opinion of management, enough assets or liabilities could be repriced over the near term (up to three years) to compensate for such changes. The spread on interest rates, or the difference between the average earning assets and the average interest bearing liabilities, is monitored quarterly. It is the Corporation’s goal to maintain this spread at better than 4.0%. The spread for the nine month periods ended March 31, 2001 and 2000 were 5.05% and 5.39%, respectively and for the fiscal year ended June 30, 2000 was 5.33%.

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

Capital Resources

	March 31, 2001		June 30, 2000

Tier 1 Capital to risk-weighted assets	Amount	Percent	Amount	Percent

Actual	$11,901	9.7%	$10,590	9.8%

Required	4,902	4.0%	4,320	4.0%

Total Capital to risk-weighted assets

Actual	$13,388	10.9%	$11,940	11.1%

Required	9,804	8.0%	8,640	8.0%

Tier 1 Capital to Average assets

Actual	$11,901	7.0%	$10,590	7.0%

Required	6,806	4.0%	6,060	4.0%

CONSUMERS BANCORP, INC.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

(In thousands of dollars, except per share data)

Capital Resources (continued)
The subsidiary Bank is subject to various regulatory capital requirements administered by federal regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory actions that, if undertaken, could have a direct material affect on the Bank’s financial statements. The Bank is considered “well capitalized” under the Federal Deposit Insurance Act at March 31, 2001. Management is not aware of any matters occurring subsequent to March 31, 2001 that would cause the Bank’s capital category to change.

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

Item 2 – Changes in Securities

Not Applicable.

Item 3 – Defaults Upon Senior Securities

Not Applicable.

Item 4 – Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5 – Other Information

Not Applicable.

PART II – OTHER INFORMATION (continued)

Item 6 – Exhibits and Reports on Form 8-K

A.	Exhibits
Exhibit 11 Statement regarding Computation of Per Share Earnings (included in Note 1 to the Consolidated Financial Statements).

4.) Instruments defining the rights of security holders, including indentures.

None.

B.	Reports on Form 8-K — Consumers Bancorp Inc. filed reports on Form 8-K during the quarter ended March 31, 2001 as follows:

(1) A Form 8-k was filed with the Securities and Exchange Commission on January 21, 2001 as Consumers Bancorp Inc. released its second quarter and six months earnings for the period ended December 31, 2000.

Consumers Bancorp, Inc.
10-QSB
CONSUMERS BANCORP, INC.
SIGNATURES

In accordance with the requirements of the Exchange Act, the restraint has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSUMERS BANCORP, INC.

(Registrant)

Date:	May 11, 2001	/s/ Mark S. Kelly

Mark S. Kelly

President and C.E.O.

Date:	May 11, 2001	/s/ Paula J. Meiler

Paula J. Meiler

Chief Financial Officer