Form 10KSB40
period 2001-06-30
CONSUMERS BANCORP INC /OH/
filed 2001-09-28
CIK 1006830

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark one)
   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2001

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from                  to
                                         ------------------   ----------------

                             CONSUMERS BANCORP, INC.
                 (Name of small business issuer in its charter)

              OHIO                                      34-1771400
---------------------------------          ------------------------------------
  (State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

614 East Lincoln Way, P.O. Box 256, Minerva, Ohio             44657
-------------------------------------------------             -----
    (Address of principal executive offices)                (Zip code)

                                 (330) 868-7701
                          ---------------------------
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

Common Shares, no par
         (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes [X]  No  [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenue for the year ended June 30, 2001 was: $ 15,646,000.

At September 27, 2001, there were issued and outstanding 716,827 of the Issuer's Common Shares.

The aggregate market value of the Issuer's voting stock held by nonaffiliates of the Issuer as of September 27, 2001 was $25,767,363.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Issuer's Proxy Statement dated September 17, 2001, are incorporated by reference into Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act; Item 10. Executive Compensation; Item 11. Security Ownership of Certain Beneficial Owners and Management; and Item 12. Certain Relationships and Related Transactions, of
Part III.

Transitional Small Business Disclosure Form (check one):
Yes [ ]   No  [X]

================================================================================

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

Serving the Minerva, Ohio area since 1965, the Bank's main office is located at 614 E. Lincoln Way, Minerva, Ohio. The Bank's business involves attracting deposits from businesses and individual customers and using such deposits to originate commercial, mortgage and consumer loans in its market area, consisting primarily of Stark, Columbiana, Carroll and contiguous counties in Ohio. The Bank also invests in securities consisting primarily of U.S. government and government agency obligations, municipal obligations, mortgage-backed securities and other securities.

The Bank owns 100% of Community Finance Home Mortgage Co. Inc., ("Community Finance"), a registered finance company in the State of Ohio and 100% of Community Title Agency, Inc., a title agency company. Each subsidiary accounts for less than 2% of the Corporation's consolidated assets and business.

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

EMPLOYEES

As of June 30, 2001, the Bank employed 95 full-time and 20 part-time employees.

STATISTICAL DISCLOSURE

The following section contains certain financial disclosures related to the Registrant as required under the Securities and Exchange Commission's Industry Guide 3, "Statistical Disclosures by Bank Holding Companies", or a specific reference as to the location of the required disclosures in the Registrant's 2001 Annual Report to Shareholders, portions of which are incorporated in this 10-KSB by reference.

RECENT LEGISLATION

The Gramm-Leach-Bliley Act of 1999 ("GLB Act"), eliminated many regulatory restrictions for the banking industry which had originated in the Depression Era of the 1930's. Effective March 11, 2000, new opportunities were available for banks, other depository institutions, insurance companies and securities firms to enter into combinations that permit a single financial service organization to offer customers a more complete array of financial products under a financial holding company. The financial holding company will have the Federal Reserve Board as its umbrella regulator. The functional regulation of the financial holding company's separately regulated subsidiaries will be conducted by their primary functional regulator. In addition to requiring that depository institutions be "well capitalized" and "well managed" the GLB Act makes satisfactory or above Community Reinvestment Act Compliance for insured depository institutions and their financial holding companies a requirement in order for them to engage in new financial activities. The GLB Act provides a federal right to privacy of non-public personal financial information of individual customers. The Corporation and the Association are also subject to certain state laws that deal with the use and distribution of non-public personal financial information.

One possible consequence of the GLB Act may be increased competition for financial services companies that will be permitted to provide many types of financial services to customers. The corporation filed an election with the Federal Reserve on March 13, 2000 to become a financial holding company. This election was effective on March 23, 2000.

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


                             AVERAGE BALANCE SHEETS AND ANALYSIS OF NET INTEREST INCOME FOR THE YEARS ENDED JUNE 30,
                             ---------------------------------------------------------------------------------------
                                                     (in thousands except percentages)

                                         2001                         2000                        1999
                             ---------------------------  ---------------------------- ----------------------------
                              Average             Yield/   Average              Yield/   Average            Yield/
Assets                        balance   Interest   rate    balance   Interest    rate    balance   Interest  rate
------                        -------   --------   ----    -------   --------    ----    -------   --------  ----
                                                             (Dollars in thousands)
Interest-earning assets:
  Taxable securities         $ 19,472    $ 1,250   6.42% $ 20,173    $ 1,247     6.18% $ 20,155   $  1,193   5.93%
  Nontaxable securities         2,359        112   7.19     2,671        129     7.30     2,588        125   7.30
  Loans receivable            126,348     12,426   9.83   105,696     10,334     9.78    94,432      9,147   9.71
  Federal funds sold            3,366        187   5.56     2,246        127     5.65     6,095        304   4.99
                             --------    -------         --------    -------           --------   --------
Total Interest-Earning Assets 151,545     13,975   9.26   130,786     11,837     9.03   123,270     10,769   8.80

Noninterest-Earning Assets     15,531                      12,009                         9,641
                             --------                    --------                      --------

Total Assets                 $167,067                    $142,795                      $132,911
                             ========                    ========                      ========

Interest Bearing Liabilities
  NOW                        $ 12,037    $   205   1.70% $ 11,723    $   206     1.76% $ 10,249   $    198   1.93%
  Savings                      51,318      1,512   2.95    47,551      1,255     2.64    42,380      1,142   2.69
  Time deposits                60,242      3,460   5.74    44,721      2,266     5.07    46,798      2,569   5.49
  Repurchase agreements         1,170         57   4.87       105          5     4.76
  FHLB advances                 1,917        122   6.36     4,422        279     6.31     3,040        197   6.48
                             --------    -------         --------    -------           --------   --------
Total interest
bearing liabilities           126,684      5,356   4.23   108,522      4,011     3.70   102,467      4,106   4.01
                                         -------                     -------                      --------

Noninterest bearing
liabilities                    27,041                      22,546                        19,687
                             --------                    --------                      --------
Total liabilities             153,725                     131,068                       122,154
Shareholders equity            13,351                      11,727                        10,757
                             --------                    --------                      --------

Total liabilities and
  Shareholders equity        $167,076                    $142,795                      $132,911
                             ========                    ========                      ========

Net interest income, interest
Rate spread                              $ 8,619   5.03%             $ 7,826     5.33%            $  6,663   4.79%
                                         =======                     =======                      ========

Net interest margin (net interest
  As a percent of average interest-
  Earning assets                                   5.69%                         5.97%                       5.41%

Average interest-earning assets to
  Interest-bearing liabilities                   119.62%                       120.57%                     119.23%



Nonaccruing loans are included in the daily average loan amounts outstanding. Yields on nontaxable securities have been computed on a fully tax equivalent basis utilizing a 34% tax rate. The historical amortized cost average balance of $21,880 for 2001 and $20,576 for 2000 was used to calculate yields for taxable securities. The average balance for securities represents the carrying value of securities. The net yield on interest-earning assets was computed by dividing net interest income by total interest-earning assets without the market value adjustment related to available-for-sale securities.

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

INTEREST RATES AND INTEREST DIFFERENTIAL

                                                 2001 Compared to 2000                   2000 Compared to 1999
                                                  Increase/(Decrease)                     Increase/(Decrease)
                                                  -------------------                     -------------------
                                                                       (In thousands)

                                                        Change     Change                       Change     Change
                                              Total     due to     due to             Total     due to     due to
                                             Change     Volume      Rate             Change     Volume      Rate
                                             ------     ------      ----             ------     ------      ----
Securities
     Taxable                                $    3      $  (43)    $  46             $   54     $    1     $  53
     Nontaxable (1)                            (17)        (15)       (2)                 4          6        (2)
Loans receivable (2)                         2,092       2,019        73              1,187      1,119        68
Federal funds sold                              60          63        (3)              (177)      (213)       36
                                            ------      ------     -----             ------     ------     -----
         Total interest income               2,138       2,024       114              1,068        913       155
                                            ------      ------     -----             ------     ------     -----

Deposits
     NOW accounts                               (1)          6        (7)                 8         27       (19)
     Savings deposits                          257          99       158                113        137       (24)
     Time deposits                           1,194         786       408               (303)      (111)     (192)
Repurchase agreements                           52          51         1                  5          5        --
FHLB Advances                                 (157)       (158)        1                 82         87        (5)
                                            ------      ------     -----             ------     ------     -----
         Total interest expense              1,345         784       561                (95)       145      (240)
                                            ------      ------     -----             ------     ------     -----

Net interest income                         $  793      $1,240     $(447)            $1,163     $  768     $ 395
                                            ======      ======     =====             ======     ======     =====

(1) Nontaxable income is adjusted to a fully tax equivalent basis utilizing a 34% tax rate.

(2) Nonaccrual loan balances are included for purposes of computing the rate and volume effects although interest on these balances has been excluded.

II.  INVESTMENT PORTFOLIO

The following table sets forth certain information regarding the amortized cost and fair value of the Bank's securities at the dates indicated.

                                                                           At June 30,
                                                    2001                      2000                      1999
                                            Amortized    Fair        Amortized      Fair       Amortized    Fair
                                              Cost       Value         Cost         Value        Cost       Value
                                              ----       -----         ----         -----        ----       -----
U.S. Treasury and Federal Agencies          $ 7,520    $ 7,640        $ 9,525      $ 9,360      $13,090    $13,034
Obligations of State and
     Political subdivisions                   2,440      2,471          2,562        2,491        3,091      3,059
Mortgage-backed securities                    8,483      8,592          9,597        9,328        7,359      7,187
Equity securities                               986      1,008          1,003        1,000          787        787
                                            -------    -------        -------      -------      -------    -------
     Total securities                       $19,429    $19,711        $22,687      $22,179      $24,327    $24,067
                                            =======    =======        =======      =======      =======    =======

The following tables summarize the amounts and distribution of the Corporation's securities held and the weighted average yields as of June 30, 2001:

                                    Amortized    Fair       Average
                                       Cost      Value    Yield/cost
                                    ---------    -----    ----------
                                        (Dollars in thousands)
AVAILABLE FOR SALE
U.S. TREASURY AND FEDERAL
  AGENCIES :
    3 months or less
    Over 3 months through 1 year     $ 2,512    $ 2,532       5.13%
    Over 1 year through 5 years        5,008      5,108       6.44
    Over 5 years through 10 years
                                     -------    -------
    TOTAL U.S. TREASURY AND
      FEDERAL AGENCIES                 7,520      7,640       6.00
                                     -------    -------

OBLIGATIONS OF STATE AND
  POLITICAL SUBDIVISIONS:
    Over 3 months or less
    Over 3 months through 1 year         335        338       6.61
    Over 1 year through 5 years        1,051      1,083       6.83
    Over 5 years through 10 years      1,054      1,050       6.32
                                     -------    -------
    TOTAL OBLIGATIONS OF STATE
      AND POLITICAL SUBDIVISIONS       2,440      2,471       6.58
                                     -------    -------

MORTGAGE-BACKED:
    Over 1 year through 5 years        4,578      4,666       6.84
    Over 5 years through 10 years      3,335      3,348       6.59
    Over 10 years                        570        578       6.68
                                     -------    -------

    TOTAL MORTGAGE-BACKED              8,483      8,592       6.74
                                     -------    -------


EQUITY  SECURITIES                       986      1,008       7.13
                                     -------    -------

TOTAL SECURITIES                     $19,429    $19,711       6.45%
                                     =======    =======

The weighted average interest rates are based on coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount. The weighted average yield on tax exempt obligations has been determined on a tax equivalent basis. Other securities consists primarily of Federal Home Loan Bank and Independent State Bank stock that bear no stated maturities and do not reflect principal prepayment assumptions. Available for sale yields are based on amortized cost balances.

Excluding those holdings of the investment portfolio in U.S. Treasury securities and other agencies and corporations of the U.S. government, there were no investments in securities of any one issuer which exceeded 10% of the consolidated shareholder's equity of the Registrant at June 30, 2001.

III. LOAN PORTFOLIO

A. Types of Loans - Total loans on the balance sheet are comprised of the following classifications at June 30,

                                            2001        2000        1999        1998        1997
                                          --------    --------    -------     -------     -------
(Dollars in thousands)
    Real estate - mortgage                $ 58,103    $ 43,769    $40,258     $44,073     $43,919
    Real estate - construction               3,214         878        785       1,609       2,550
Commercial, financial and agricultural      53,187      54,542     40,564      36,449      29,596
Installment loans to individuals            18,574      18,810     15,415      13,228      12,796
                                          --------    --------    -------     -------     -------
    Total Loans                           $133,078    $117,999    $97,022     $95,359     $88,861
                                          ========    ========    =======     =======     =======

B. Maturities and Sensitivities of Loans to Changes in Interest Rates - The following is a schedule of contractual maturities and repayments excluding residential real estate mortgage and consumer loans, as of June 30, 2001:

 (Dollars in thousands)
                                               Commercial, financial and agricultural
Due in one year or less                                          $ 6,556
Due after one year, but within five years                          7,162
Due after five years                                              39,469
                                                                 -------
Total                                                            $53,187
                                                                 =======

The following is a schedule of fixed rate and variable rate commercial, financial and agricultural loans due after one year (variable rate loans are those loans with floating or adjustable interest rates):

(Dollars in thousands)
                                                           Fixed              Variable
                                                       Interest Rates      Interest Rates
Total commercial, financial and
    agricultural loans due after one year                 $22,250             $24,381

C.  Risk Elements
Nonaccrual, Past Due and Restructured Loans - The following schedule summarizes nonaccrual, past due, and restructured loans:

                                      2001    2000    1999    1998    1997
                                      ----    ----    ----    ----    ----
(Dollars in thousands)
    Nonaccrual loans                  $267    $ 53    $136    $ 43    $213
    Accrual loans past due 90 days      73     233     236     644     110
    Restructured loans                  --      --      --      --      --
                                      ----    ----    ----    ----    ----
         Total                         340     286     372     687     323
    Potential problem loans             --      --      --      --      --
                                      ----    ----    ----    ----    ----
         Total                        $340    $286    $327    $687    $323
                                      ====    ====    ====    ====    ====



Potential Problem Loans -There were no loans not otherwise identified which are included on Management's watch list. Management's watch list includes both loans which Management has some doubt as to the borrowers' ability to comply with the present repayment terms and loans which management is actively monitoring due to changes in the borrowers financial condition. These loans and their potential loss exposure have been considered in Management's analysis of the adequacy of the allowance for loan losses.

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

Other Interest Bearing Assets -As of June 30, 2001, there are no other interest bearing assets that would be required to be disclosed under Item III C.1 or 2 if such assets were loans. The Registrant had Other Real Estate Owned of $0 at June 30, 2001 and June 30, 2000.

IV.  SUMMARY OF LOAN LOSS EXPERIENCE

The following schedule presents an analysis of the allowance for loan losses, average loan data, and related ratios for the years ended June 30,

                                                   2001      2000      1999      1998      1997
                                                  ------    ------    ------    ------    ------
(Dollars in thousands)
Allowance for loan losses at beginning of year    $1,413    $1,193    $1,145    $1,060    $  950

Loans charged off:
  Real estate mortgage                                73         0         3         3         0
  Real estate construction                             0         0         0         0         0
  Commercial, financial and agricultural              79        34       148         5        11
  Installment loans to individuals                   493       285       144        70        99
                                                  ------    ------    ------    ------    ------

    Total charge-offs                                645       319       295        78       110

Recoveries:
  Real estate mortgage                                 0         0         0         0        21
  Real estate construction                             0         0         0         0         0
  Commercial, financial and agricultural              38        40         0         2         9
  Installment loans to individuals                    83        52        65        35        54
                                                  ------    ------    ------    ------    ------

Total recoveries                                     121        92        65        37        84
                                                  ------    ------    ------    ------    ------

Net charge-offs/(recoveries)                         524       227       230        41        26
Provision for loan loss
  charged to operations                              663       447       278       126       136
                                                  ------    ------    ------    ------    ------

Allowance for loan losses at end of year          $1,552    $1,413    $1,193    $1,145    $1,060
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

The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios:

                                             Allocation of the Allowance for Loan Losses
                                         ----------------------------------------------------
(Dollars in thousands)                              Percentage                    Percentage
                                                     of Loans                      of Loans
                                                      In Each                      in Each
                                         Allowance  Category to        Allowance  Category to
                                           Amount   Total Loans          Amount   Total Loans
                                         ---------  -----------        ---------  -----------
                                              June 30, 2001
Commercial, financial  and agricultural    $  662       40.0%
Installment loans to individuals              437       14.0
Real Estate                                   287       46.0
Unallocated                                   166         --
                                           ------      -----

                             Total         $1,552      100.0%
                                           ======      =====

                                              June 30, 2000                June 30, 1999
                                              -------------                -------------

Commercial, financial  and agricultural    $  650       46.3%            $  553       41.8%
Installment loans to individuals              296       15.9                248       15.9
Real Estate                                   226       37.8                206       42.3
Unallocated                                   241         --                186         --
                                           ------      -----             ------      -----

                  Total                    $1,413      100.0%            $1,193      100.0%
                                           ======      =====             ======      =====

                                              June 30, 1998                June 30, 1997
                                              -------------                -------------

Commercial, financial  and agricultural    $  524       38.2%            $  476       33.3%
Installment loans to individuals              232       13.9                210       14.4
Real Estate                                   176       47.9                166       52.3
Unallocated                                   213         --                208         --
                                           ------      -----             ------      -----

                  Total                    $1,145      100.0%            $1,060      100.0%
                                           ======      =====             ======      =====

At June 30, 2001 there was no loans classified as impaired and therefore no specific allocations for any loans classified as impaired. Because Management's analysis of problem loans would have provided a similar allocation prior to adopting SFAS No. 114, the adoption of SFAS No. 114 had no impact on the comparability of the June 30, 2001 allowance for loan loss allocation to prior periods.

While management's periodic analysis of the adequacy of the allowance for loan loss may allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-offs that occur.


V.   DEPOSITS

The following is a schedule of average deposit amounts and average rates paid on each category for the periods included:

                                                                         Years Ended June 30,
                                                 -------------------------------------------------------------------
(Dollars in thousands)
                                                       2001                       2000                          1999
                                                       ----                       ----                          ----
                                                 Amount      Rate           Amount      Rate              Amount      Rate
                                                 ------      ----           ------      ----              ------      ----
Noninterest bearing demand deposit              $ 25,091                  $ 20,941                      $ 17,860
Interest bearing demand deposits                  12,037     1.70%          11,723      1.76%             10,249      1.93%
Savings                                           51,318     2.95           47,551      2.64              42,380      2.69
Certificates and other time deposits              60,242     5.74           44,721      5.07              46,798      5.49
                                                --------                  --------                      --------

Total                                           $148,688     3.48%        $124,936      2.98%           $117,287      3.33%
                                                ========                  ========                      ========

The following table summarizes time deposits issued in amounts of $100,000 or more as of June 30, 2001 by time remaining until maturity:

(Dollars in thousands)

Maturing in:
     Under 3 months                               $ 4,357
     Over 3 to 6 months                             2,677
     Over 6 to 12 months                            2,075
     Over 12 months                                 3,108
                                                  -------

                  Total                           $12,217
                                                  =======


VI.  Return on Equity and Assets

                                                    June 30, 2001      June 30, 2000     June 30, 1999
                                                    -------------      -------------     -------------
        Return on Average Assets                         1.23%              1.33%             1.37%
        Return on Average Equity                         15.33             16.15             16.93
        Dividend Payout Ratio                            31.85             32.89             32.62
        Average Equity to Average Assets                  7.99              8.21              8.09

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Nothing to be reported


                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The information required by this section is incorporated by reference to the information appearing under the caption "Market Price of the Corporation's Common Shares & Related Shareholder Matters" located on Page 4 of the 2001 Annual Report to Shareholders incorporated herein by reference.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Management's Discussion and Analysis of Financial Condition and Results of Operations" appears on pages 24 through 30 of the Registrant's 2001 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7 - FINANCIAL STATEMENTS

The Registrant's Report of Independent Auditors and Consolidated Financial Statements and accompanying notes are listed below and are incorporated herein by reference to Consumers Bancorp, Inc.'s 2001 Annual Report to Shareholders (Exhibit 13, pages 5 through 23).



                         Report of Independent Auditors

                           Consolidated Balance Sheets
                             June 30, 2001 and 2000

                        Consolidated Statements of Income
                      For the two years ended June 30, 2001

            Consolidated Statement of Changes in Shareholders' Equity
                      For the two years ended June 30, 2001

                      Consolidated Statements of Cash Flows
                      For the two years ended June 30, 2001

                   Notes to Consolidated Financial Statements



ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
  ON ACCOUNTING AND FINANCIAL DISCLOSURE

No such items.

                                    PART III

Information relating to the following items is included in the Registrant's Definitive Proxy statement and Notice of Annual Meeting of Shareholders to be held on October 17, 2001, ("2001 Proxy Statement") filed with the Commission pursuant to Section 14(A) of the Securities Exchange Act of 1934 and is incorporated by reference into the form 10-KSB Annual Report.

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
  PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

ITEM 10 - EXECUTIVE COMPENSATION

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
  AND MANAGEMENT

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 13 - EXHIBITS LIST AND REPORTS ON FORM 8-K

(a)     EXHIBITS

                                                                                          Reference to
  Regulation S-B                                                                          Prior Filing
      Exhibit                                                                            Exhibit Number
      Number                           Description of Document                           Attached Hereto
  --------------                       -----------------------                           ---------------
        3.1                  Amended Articles of Incorporation of
                               the Corporation                                                  *

        3.2                  Code of Regulations of the Corporation                             *

          4                  Form of Shares Certificate of Common Shares                        *

         13                  Annual Report to Shareholders for the fiscal year
                               ended June 30, 2001                                              **

         20                  Proxy Statement for the 2001 Annual                                ***
                               Meeting of the Shareholders

* Indicates documents which have been previously filed. All such previously filed documents are hereby incorporated by reference in accordance with
     Item 601 of Regulation S-B. Such documents are available to shareholders without charge upon request.

** The indicated exhibit has been filed as separate pages of the 2001 Form 10-KSB and is available to shareholders upon request.

*** The indicated exhibit was separately filed by the Corporation and such document is incorporated herein by reference.


(b)     REPORTS ON FORM 8-K

Consumers Bancorp Inc. filed no reports on Form 8-K during the quarter ended June 30, 2001.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CONSUMERS BANCORP INC.

     September 27, 2001             By: /s/  Mark S, Kelly
     ------------------                --------------------------------------
           Date                         Mark S. Kelly
                                        President and Chief Executive Officer

                                    By: /s/  Paula J. Meiler
                                       --------------------------------------
                                        Paula J. Meiler
                                        Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of registrant and in the capacities indicated on September 27, 2001.

              Signatures                             Signatures


/s/ Mark S. Kelly                            /s/ Laurie L. McClellan
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


/s/ Homer R. Unkefer
-------------------------------------
Homer R. Unkefer
Director