Form 10QSB
period 2001-09-30
CONSUMERS BANCORP INC /OH/
filed 2001-11-14
CIK 1006830

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2001

Commission file number
     033-79130

                             CONSUMERS BANCORP, INC.
                             -----------------------
               (Exact name of Issuer as specified in its charter)

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


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X          No
   --------         ----------




Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, no par value                      Outstanding at November 13, 2001
                                                           716,927 Common Shares

Transitional Small Business Disclosure Format
Yes               No     X
   --------         ----------

                             CONSUMERS BANCORP, INC.
                                   FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 2001

                          PART I-FINANCIAL INFORMATION

Item 1-Financial Statements

Interim financial information required by Item 310 (b) of Regulation S-B is included in this Form 10-QSB as referenced below:
                                                                        Page
                                                                      Number (s)
                                                                      ----------

Consolidated Balance Sheets                                                 1

Consolidated Statements of Income                                           2

Consolidated Statements of Comprehensive Income                             3

Condensed Consolidated Statements of Changes in
Shareholders' Equity                                                        4

Condensed Consolidated Statements of Cash Flow                              5

Notes to the Consolidated Financial Statements                           6-10

Item 2 - Management's Discussion and Analysis of Financial              11-17
         Condition and Results of Operations

                    PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                 18

Item 2 - Changes in Securities                                             18

Item 3 - Defaults upon Senior Securities                                   18

Item 4 - Submission of Matters to a Vote of Security Holders               18

Item 5 - Other Information                                                 18

Item 6 - Exhibits and Reports on Form 8-K                                  18

Signatures                                                                 19

                             CONSUMERS BANCORP, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands)

                                                          September  30,      June 30,
                                                              2001              2001
                                                          --------------      ---------
ASSETS
Cash and cash equivalents                                   $   7,514         $   6,626
Federal funds sold                                              7,000             3,000
Securities, available for sale                                 22,439            19,711
Loans, net                                                    132,328           131,250
Cash surrender value of life insurance                          3,007             2,969
Premises and equipment, net                                     5,215             5,304
Intangible asset                                                1,659             1,699
Accrued interest receivable and other assets                    1,356             1,713
                                                            ---------         ---------
          Total assets                                      $ 180,518         $ 172,272
                                                            =========         =========


LIABILITIES
Deposits
     Non-interest bearing demand                            $  28,456         $  26,027
     Interest bearing demand                                   11,524            11,517
     Savings                                                   53,299            50,984
     Time                                                      65,608            64,168
                                                            ---------         ---------
          Total deposits                                      158,887           152,696
                                                            ---------         ---------
Securities sold under agreements to repurchase                  2,809             1,442
Federal Home Loan Bank advances                                 2,245             2,253
Accrued  interest and other liabilities                         1,877             1,664
                                                            ---------         ---------
          Total liabilities                                   165,818           158,055


SHAREHOLDERS' EQUITY
Common stock (no par value, 1,000,000 shares
     authorized; 720,000 issued)                                2,400             2,400
Additional paid in capital                                      2,469             2,465
Retained earnings                                               9,646             9,282
Treasury stock, at cost (3,073 shares at Sept. 30,
     and 3,173 shares at June 30, 2001)                          (114)             (116)
Accumulated other comprehensive income                            299               186
                                                            ---------         ---------
          Total shareholders' equity                           14,700            14,217
                                                            ---------         ---------
          Total liabilities and shareholders' equity        $ 180,518         $ 172,272
                                                            =========         =========



             See the Notes to the Consolidated Financial Statements

                             CONSUMERS BANCORP, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands, except per share amounts)


                                               Three Months Ended
                                                 September 30,
                                              --------------------
                                               2001          2000
                                              ------        ------
Interest income
   Loans, including fees                      $3,199        $2,922
   Securities:
       Taxable                                   272           317
       Tax-exempt                                 29            29
   Federal funds sold                             64            37
                                              ------        ------
           Total interest income               3,564         3,305

Interest expense
   Deposits                                    1,301         1,172
   Federal Home Loan Bank advances                34            43
   Other                                          19
                                              ------        ------
         Total interest expense                1,354         1,215

Net interest income                            2,210         2,090

Provision for loan losses                        188           113
                                              ------        ------

Net interest income after
   provision for loan losses                   2,022         1,977

Other income
   Service charges on deposit accounts           247           193
   Other                                         157           123
                                              ------        ------
      Total other income                         404           316
                                              ------        ------

Other expense
   Salaries and employee benefits                860           807
   Occupancy                                     270           271
   Directors' fees                                44            44
   Professional fees                              41            39
   Franchise taxes                                45            35
   Printing and supplies                          46            70
   Telephone expense                              47            40
   Amortization of intangible                     40            40
   Other                                         278           204
                                              ------        ------
      Total other expense                      1,671         1,550

Income before income taxes                       755           743
Income tax expense                               232           226
                                              ------        ------
Net Income                                    $  523        $  517
                                              ======        ======

Basic and diluted earnings per share          $  .73        $  .72
                                              ======        ======



             See the Notes to the Consolidated Financial Statements

                             CONSUMERS BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

(Dollars in thousands)

                                              Three Months Ended
                                                September 30,
                                              ------------------
                                              2001          2000
                                              ----          ----

Net Income                                    $523          $517

Other comprehensive income, net of tax
      Unrealized gain on securities
          available for sale                   113           125
                                              ----          ----

 Total comprehensive income                   $636          $642
                                              ====          ====















             See the Notes to the Consolidated Financial Statements

                             CONSUMERS BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

(Dollars in thousands, except per share data)

                                            Three Months Ended
                                               September 30,
                                        ---------------------------
                                          2001               2000
                                        --------           --------

Balance at beginning of period          $ 14,217           $ 12,261

Net income                                   523                517

Unrealized gain on securities
   available for sale                        113                125
                                        --------           --------

Total comprehensive income                   636                642

Cash dividends $0.22 and $0.21
   per share, respectively                  (159)              (150)

Sale of 100  treasury shares                   6               --
                                        --------           --------


Balance at end of period                $ 14,700           $ 12,753
                                        ========           ========














             See the Notes to the Consolidated Financial Statements

                             CONSUMERS BANCORP, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

                                                             Three months ended September 30
                                                             -------------------------------
                                                               2001                   2000
                                                             --------               --------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                              $    523               $    517
     Adjustments to reconcile net income to net
         cash from operating activities                           227                    543
                                                             --------               --------

           Net cash from operating activities                     750                  1,060
                                                             --------               --------

CASH FLOW FROM INVESTING ACTIVITIES
     Securities available for sale
         Purchases                                             (3,237)                (1,101)
         Sales                                                   --                     --
            Maturities and principal pay downs                    875                  1,653
     Net increase in federal funds sold                        (4,000)                (6,350)
     Net increase in loans                                       (845)                (2,581)
     Acquisition of premises and equipment                        (52)                  (139)
     Purchase of life insurance policies                         --                     (725)
                                                             --------               --------
         Net cash from investing activities                    (7,259)                (9,243)
                                                             --------               --------

CASH FLOWS FROM FINANCING
     Net increase in deposit accounts                           6,191                 10,426
     Net increase (decrease) in repurchase agreements           1,367                   (685)
     Repayments of FHLB advances                                   (8)                (1,354)
     Dividends paid                                              (159)                  (150)
     Sale of treasury stock                                         6                   --
                                                             --------               --------

         Net cash from financing activities                     7,397                  8,237
                                                             --------               --------

Increase in cash and cash equivalents                             888                     54

Cash and cash equivalents, beginning of year                    6,626                  5,629
                                                             --------               --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                     $  7,514               $  5,683
                                                             ========               ========




             See the Notes to the Consolidated Financial Statements

                             CONSUMERS BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share amounts)

NOTE 1 - PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Consumers Bancorp, Inc. (Corporation) and its wholly-owned subsidiary, Consumers National Bank (Bank). The Bank has a finance company Community Finance Home Mortgage Company, Inc. and a title company, Community Title Agency, Inc. as part of its business. All significant intercompany transactions have been eliminated in the consolidation.

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated balance sheets of the Corporation at September 30, 2001, and its income and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances. The Annual Report for the Corporation for the year ended June 30, 2001, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

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

Cash Reserves: Consumers National Bank is required by the Federal Reserve Bank to maintain reserves consisting of cash on hand and noninterest-bearing balances on deposit with the Federal Reserve Bank. The required reserve balance at September 30, 2001 was $ 1,159 and at June 30, 2001 was $1,138. .

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

                             CONSUMERS BANCORP, INC.
      NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED) (Dollars in thousands, except per share amounts)

NOTE 1 - CONTINUED

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

Loan impairment is reported when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage and consumer loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected from the collateral. Loans are evaluated for impairment when payments are delayed, typically 90 days or more, or when it is probable that not all principal and interest amounts will be collected according to the original terms of the loan. No loans were determined to be impaired, as of and for the periods ended September 30, 2001 and June 30, 2000.

Cash Surrender Value of Life Insurance: The Bank has purchased single-premium life insurance policies to insure the lives of the participants in the salary continuation plan. As of September 30, 2001, the Bank has total purchased policies of $2,520 (total death benefit $8,234) with a cash surrender value of $3,007. As of June 30, 2001, the Bank had total purchased policies of $ 2,520 (total death benefit $8,210 with a cash surrender value of $2,969 The amount included in income (net of policy commissions and mortality costs) was approximately $38 and $32 for the three month periods ended September 30, 2001 and 2000.

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

Other Real Estate Owned: Real estate properties, other than Company premises, acquired through, or in lieu of, loan foreclosure are initially recorded at fair value at the date of acquisition. Any reduction to fair value from the carrying value of the related loan at the time of acquisition is accounted for as a loan loss. After acquisition, a valuation allowance reduces the reported amount to the lower of the initial amount or fair value less costs to sell. Expenses, gains and losses on disposition, and changes in the valuation allowance are reported in other expenses. Properties held as other real estate owned at September 30, 2001 were $28 and $0 at June 30, 2001.

Repurchase Agreements: Substantially all repurchase agreement liabilities represent amounts advanced by various customers. Securities are pledged to cover these liabilities, which are not covered by federal deposit insurance.

                             CONSUMERS BANCORP, INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED) (Dollars in thousands, except per share amounts)

NOTE 1- CONTINUED

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

Earnings and Dividends Declared per Share: Earnings per common share are computed based on the weighted average common shares outstanding. The number of outstanding shares used was 716,893 and 716,117 for the quarters ending September 30, 2001 and September 30, 2000. The Company's capital structure contains no dilutive securities. As of September 30, 2001 the Company has 1,000,000 shares of common stock authorized and 720,000 issued.

Statement of Cash Flows: For purpose of reporting cash flows, cash and cash equivalents include the Company's cash on hand and due from banks. The company reports net cash flows for customer loan transactions and deposit transactions. For the three months ended September 30, 2001 and 2000, the Corporation paid $1,429 and $1,075 in interest and $77 and $0 in income taxes.

NOTE 2 - SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair value of the securities available for sale, as presented on the consolidated balance sheet at September 30, 2001 and June 30, 2001 are as follows:


                                                          Gross          Gross
                                         Amortized      Unrealized     Unrealized        Fair
SEPTEMBER 30, 2001                         Cost           Gains          Losses          Value
                                         ---------      ----------     ----------       -------
Securities available for sale:
U.S. Treasury and Federal Agencies        $ 8,511        $   162                        $ 8,673
Obligations of states and
   political subdivisions                   2,437             69            (11)          2,495
Mortgage-backed securities                 10,040            218             (8)         10,250
Other securities                              999             22                          1,021
                                          -------        -------        -------         -------
          Total securities                $21,987        $   471        $   (19)        $22,439
                                          =======        =======        =======         =======


                             CONSUMERS BANCORP, INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)

(Dollars in thousands, except per share amounts) NOTE 2 - SECURITIES AVAILABLE FOR SALE - CONTINUED

                                                            Gross           Gross
                                          Amortized       Unrealized      Unrealized         Fair
                                            Cost            Gains           Losses           Value
                                          ---------       ----------      ----------        -------

JUNE 30, 2001
Securities available for sale:
U.S. Treasury and Federal agencies         $ 7,520         $   120                          $ 7,640
   Obligations of states and
   political subdivisions                    2,440              49         $   (18)           2,471
Mortgage-backed securities                   8,483             123             (14)           8,592
Securities                                     986              22                            1,008
                                           -------         -------         -------          -------

          Equity                           $19,429         $   314         $   (32)         $19,711
                                           =======         =======         =======          =======

There were no sales or transfer of securities classified as available for sale for the three month periods ended September 30, 2001 and September 30, 2000.

The amortized cost and estimated fair value of debit securities at September 30, 2001, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                   September 30, 2001
                                               ----------------------------
                                                                 Estimated
                                               Amortized Cost    Fair Value
                                               --------------    ----------
Securities available for sale:
Due in one year or less                             4,636           4,695
    Due after one year through five years           4,255           4,369
Due after five years through ten years              1,920           1,957
Due after ten years                                   137             147
                                                  -------         -------
    Total                                          10,948          11,168

Mortgage-backed securities                         10,040          10,250
Equity Securities                                     999           1,021
                                                  -------         -------
    Total                                         $21,987         $22,439
                                                  =======         =======

At September 30, 2001, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies and corporations, with an aggregate book value which exceeds 10% of shareholders' equity.

                             CONSUMERS BANCORP, INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)

(Dollars in thousands)

NOTE 3 - LOANS

Total loans as presented on the balance sheets are comprised of the following classifications:

                                                  Sept. 30, 2001       June 30, 2001
                                                  --------------       -------------

    Real est ate - residential mortgage              $  58,691           $  58,103
    Real estate - construction                           3,580               3,214
    Commercial, financial, and agricultural             54,181              53,187
    Personal and other                                  17,704              18,574
    Unearned fees and costs                               (282)               (276)
    Allowance for possible loan losses                  (1,546)             (1,552)
                                                     ---------           ---------

    Loans, net                                       $ 132,328           $ 131,250
                                                     =========           =========


No loans were determined to be impaired at either September 30, 2001, or June 30, 2001, nor were there any such loans during the period then ended. At September 30, 2001, loans in non-accrual status totaled $525 and at June 30, 2001, totaled $267.

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

A summary of activity in the allowance for loan losses for the three months ended September 30, 2001, and September 30, 2000, are as follows:

                                                     2001              2000
                                                    -------           -------

Balance at beginning of period                      $ 1,552           $ 1,413
Loans charged off                                      (201)             (123)
Recoveries of loans previously charged off                7                23
Provision                                               188               113
                                                    -------           -------
Balance at end of period                            $ 1,546           $ 1,426
                                                    =======           =======

                             CONSUMERS BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share data)

GENERAL

The following is management's analysis of the Corporation's results of operations as of and for the three month period ended September 30, 2001, compared to the same period in 2000, and the consolidated balance sheets at September 30, 2001 compared to June 30, 2001. This discussion is designed to provide a more comprehensive review of the operating results and financial condition than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

RESULTS OF OPERATIONS

NET INCOME. The Corporation earned net income of $523 for the three months ended September 30, 2001 compared to $517 for the three months ended September 30, 2000. This increase was primarily due to an increase of $120 in net interest income and $88 in other income offset by an increase in other expenses. Net income increased $6 or 1.2% for the three months ended September 30, 2001 as compared to the comparable period in 2000.

NET INTEREST INCOME. Net interest income totaled $2,210 for the three months ended September 30, 2001 compared to $2,090 for the three months ended September 30, 2000, an increase of $120 or 5.7%. The additional net interest income was primarily due to the increase in interest and fees on loans, which was partially offset by increases in interest expense.

Interest and fees on loans increased $277, or 9.5%, to $3,199 for the three months ended September 30, 2001 from $2,922 for the three months ended September 30, 2000. The increase in interest income was due to higher average loans outstanding. The yield on average loans outstanding for the three month periods ended September 30, 2001, and September 30, 2000 was 9.52% and 9.83% respectively.

Interest earned on taxable and tax-exempt securities totaled $301 for the three month period ended September 30, 2001 compared to $346 for the three month period ended September 30, 2000. The decrease was a result of a decrease in yield and volume. Interest income on federal funds sold increased by $27 for the three months ended September 30, 2001, due to an increase in volume.

                             CONSUMERS BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share data)

Interest expense on deposits increased $129, or 11.0% for the three months ended September 30, 2001 compared to the three months ended September 30, 2000. The increase was a result of volume increases offset by rate decreases on savings and time deposits. Savings deposit interest expense increased due to the origination of money market savings products from January 2000 forward and time deposit interest expense increased due to continuing increases in time deposits. Interest paid on average interest-bearing checking, savings, and time deposits has changed from 1.66%, 3.02%, and 5.48% to 1.62%, 2.67%, and 5.45% for the
three month period ended September 30, 2000 and 2001, respectively.

Interest paid on FHLB Advances totaled $34 for the three months ended September 30, 2001 as compared to $43 for the three months ended September 30, 2000. The change was a result of a decrease in the average level of borrowings from 2000 to 2001.

PROVISION FOR LOAN LOSSES. The Corporation maintains an allowance for loan losses in an amount, which, in management's judgment, is adequate to absorb reasonably foreseeable losses in the loan portfolio. While management utilizes specific allocations and historical loss experience, the ultimate adequacy of the allowance is dependent on a variety of factors, including the performance of the Corporation's loan portfolio, the economy, changes in real estate values and interest rates, and the view of the regulatory authorities toward loan classifications. The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses, after net charge-offs have been deducted, to bring the allowance to a level, which is considered adequate to absorb losses inherent in the loan portfolio. The amount of the provision is based on management's monthly review of the loan portfolio and consideration of such factors as historical loss experience, economic conditions, changes in the size and composition of the loan portfolio, and specific borrower considerations, including the ability to repay the loan and estimated value of the underlying collateral.

The provision for loan losses for the three months ended September 30, 2001 totaled $188 as compared to $113 for the three months ended September 30, 2000, an increase of $75 or 66.4%. The allowance for loan losses totaled $1,546, or 1.15% of total loans receivable at September 30, 2001. The increase in the provision is reflective of the fact that the Corporation provides for losses inherent in the portfolio. Net charge-offs to average loans increased to .58 % for the three month period ended September 30, 2001 from .33% for the period ended September 30, 2000. The increase in net charge-offs in 2001 compared to 2000 is primarily attributed to increases in delinquency trends in general. Charge-offs have been made in accordance with the Corporation's standard policy and have occurred primarily in the consumer loan portfolio.

                             CONSUMERS BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share data)

OTHER INCOME. Other income includes service charges on deposits and other miscellaneous income. Other income of $404 for the three months ended September 30, 2001 represented an increase of $88, or 27.8% compared to the $316 of other income for the three months ended September 30, 2000. The increases were primarily due to an increase in service charge income on deposits resulting from adjustments made to the deposit service fee schedule, as well as the growth in deposit balances from the prior period. Increased income has also been realized from the increase in cash surrender value of life insurance, fee income related to the sales of specialized investments and title agency fees.

OTHER EXPENSE. Other expense totaled $1,671 for the three months ended September 30, 2001 compared to $1,550 for the three months ended September 30, 2000, an increase of $121, or 7.8 %.

Salary and benefits expense increased $53 or 6.6% for the three month period ended September 30, 2001 as compared to September 30, 2000. The increase is the result of normal annual merit increases and the addition of new employees to facilitate growth. Occupancy expense decreased $1 for the three month period ended September 30, 2001, as compared to September 30, 2000.

INCOME TAX EXPENSE. The provision for income taxes totaled $232 for the three months ended September 30, 2001 compared to $226 for the three months ended September 30, 2000, an increase of $6 or 2.7%. The effective tax rate was 30.7% and 30.4% for the three month periods ended September 30, 2001 and 2000 respectively.

FINANCIAL CONDITION
Total assets at September 30, 2001 were $180,518 compared to $172,272 at June 30, 2001, an increase of $8,246 or 4.8%. Loan receivables increased $1,078 from $131,250 at June 30, 2001 to $132,328 at September 30, 2001. Personal loan totals decreased for the period while residential real estate loans increased $588 or 1.0%, real estate construction loans increased $366 or 11.4%, and commercial loans increased $994 or 1.9%. The increases are caused by customer refinances on many real estate loans. Loan growth is expected to continue to increase in the near future as customers experience a decline in short-term interest rates and longer-term mortgage rates. Available for sale securities have increased from $19,711 at June 30, 2001 to $22,439 at September 30, 2001, or 13.8%. Federal funds sold have increased $4,000 resulting from deposits increasing $6,191 primarily the result of market expansion. Net interest margins showed compression during the September 2001 quarter as short-term interest rates fell as low as they have been in fifty years and customers are refinancing their longer term loans.

Total shareholders equity increased from $14,217 at June 30, 2001, to $14,700 at September 30, 2001. This increase is a combination of net income for the period, offset by cash dividends paid and an increase in value of available for sale securities.

                             CONSUMERS BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share data)

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

The Corporation groups its loan portfolio into three major categories: commercial loans, real estate loans, and personal loans. Commercial loans are comprised of both variable rate notes subject to daily interest rate changes based on the prime rate, and fixed rate notes having maturities of generally not greater than five years. Real estate loans have shown growth recently, with outstanding balances up by $954 or 1.6 % since June 30, 2001. This is mainly due to the Corporation's ability to tailor loan programs to the specific requirements of the business, professional, and agricultural customers in its market area. The Corporation's real estate loan portfolio consists of three basic segments: conventional mortgage loans having fixed rates and maturities not exceeding fifteen years, variable rate home equity lines of credit, and fixed rate loans having maturity or renewal dates that are less than the scheduled amortization period. Competition is very heavy in the Corporation's market for these types of loans, both from local and national lenders. The Bank became affiliated with third parties, which allow the Bank to offer very attractive mortgage loan options to its customers. The personal loans offered by the Bank are generally written for periods up to five years, based on the nature of the collateral. These may be either installment loans having regular monthly payments, or demand type loans for short periods of time. Personal loans have declined during the past quarter, as automobile loans have been affected by the auto manufacturers' offerings of zero and highly discounted rates through their financing subsidiaries.

Funds not allocated to the Corporation's loan portfolio are invested in various securities having diverse maturity schedules. The majority of the Corporation's investments are held in U.S. Treasury securities or other securities issued by U.S. Government agencies, and to a lesser extent, investments in tax free municipal bonds. Net interest yields for the investment account were 6.22% and 6.53% respectively for the three month periods ended September 30, 2001 and September 30, 2000.

The Corporation offers several forms of deposit programs to its customers. The rates offered by the Corporation and the fees charged for them are competitive with others available currently in the market area. Time deposit interest rates have decreased this period and have continued downward movement after quarter end. The rate of loan growth has decreased with selected deposit rates decreasing as well. Interest rates on demand deposits and savings deposits continue to decline and are at historical low levels.

                             CONSUMERS BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

(Dollars in  thousands, except per share data)

To provide an additional source of loan funds, the Corporation has entered into an agreement with the Federal Home Loan Bank (FHLB) of Cincinnati to obtain matched funding for loans. Repayment is made either over a fifteen year period, or over a three year period with a balloon payment. At September 30, 2001, these FHLB balances totaled $2,245. The Corporation considers this agreement with the FHLB to be a good source of liquidity funding, secondary to its deposit base.

Jumbo time deposits (those with balances of $100 and over) remained stable from $12,217 at June 30, 2001 to $12,171 at September 30, 2001. These deposits are monitored closely by the Corporation, priced on an individual basis, and often matched with a corresponding investment instrument. The Corporation has on occasion used a fee paid broker to obtain these types of funds from outside its normal service area as another alternative for its funding needs. These deposits are not relied upon as a primary source of funding however, and the Corporation can foresee no dependence on these types of deposits for the near term.
Although management monitors interest rates on an ongoing basis, a quarterly rate sensitivity report is used to determine the effect of interest rate changes on the financial statements. In the opinion of management, enough assets or liabilities could be repriced over the near term (up to three years) to compensate for such changes. The spread on interest rates, or the difference between the average earning assets and the average interest bearing liabilities, is monitored quarterly. It is the Corporation's goal to maintain this spread at better than 4.0%. The spread on a taxable equivalent basis for the three month periods ended September 30, 2001 and 2000 were 4.76% and 5.24%, respectively and for the fiscal year ended June 30, 2001 was 5.03%.
Due to the rapid rate of short-term interest rate decline following the September 2001 quarter end, decreases of .05% to 1.0% were made to the now, savings and mmda deposit rates which returned October 2001 spread to 5.08%

ASSET AND LIABILITY MANAGEMENT
The Corporation is exposed to market risks in the normal course of business. Changes in market interest rates may result in changes in the fair market value of the Corporation's financial instruments, cash flows, and net interest income. The Corporation seeks to achieve constant growth in net interest income and capital while managing volatility arising from shifts in market interest rates. The Asset and liability Committee (ALCO) oversees financial risk management, establishing broad policies that govern a variety of financial risks inherent in the Corporation's operation. ALCO monitors the Corporation's interest rates and sets limits on allowable risk annually. Market risk is the potential of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates. The Corporation's market risk is composed primarily of interest rate risk. Interest rate risk is monitored using gap analysis, earnings simulation and net present value estimations. Combining the results from these separate risk measurement processes allows a reasonably comprehensive view of short-term and long-term interest rate risk in the Corporation. Gap analysis measures the amount of repricing risk in the balance sheet at a point in time. Earnings simulation involves forecasting net interest earnings under a variety of scenarios including changes in the level of interest rates, the shape of the yield curve, and spreads between market interest rates. ALCO also monitors the net present value of the balance sheet, which is the discounted present value of all asset and liability cash flows.

                             CONSUMERS BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

(Dollars in  thousands, except per share data)


CAPITAL RESOURCES
Corporate capital levels and minimum required levels:

                                                      September 30, 2001               June 30, 2001
                                                      ------------------               -------------
                                                  Amount            Percent       Amount            Percent
                                                  -------           -------       -------           -------
Tier 1 Capital (to risk weighted assets)
         Actual                                   $12,742            10.6%        $12,330            10.3%
         Required                                   4,822             4.0           4,800             4.0

Total Capital (to risk weighted assets)
         Actual                                   $14,288            11.9%        $13,890            11.6%
         Required                                   9,645             8.0           9,600             8.0

Tier 1 Capital (to average assets)
         Actual                                   $12,742             7.2%        $12,330             7.4%
         Required                                   7,119             4.0           6,880             4.0



The Company and subsidiary Bank are subject to various regulatory capital requirements administered by federal regulatory agencies. Capital adequacy guidelines and prompt corrective-action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Failure to meet various capital requirements can initiate regulatory action that could have a direct material affect on the Company's financial statements. The Bank is considered well capitalized under the Federal Deposit Insurance Act at September 30, 2001. Management is not aware of any matters occurring subsequent to September 30, 2001 that would cause the Bank's capital category to change.

IMPACT ON INFLATION AND CHANGING PRICES
The financial statements and related data presented herein have been prepared in accordance with accounting principles generally accepted in the Untied States of America, which require the measurement of financial position and results of operations primarily in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all of the assets and liabilities of the Corporation are monetary in nature. Therefore, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. The liquidity, maturity structure and quality of the Corporation's assets and liabilities are critical to the maintenance of acceptable performance levels.

                             CONSUMERS BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share data)

FORWARD LOOKING STATEMENTS

When used in this discussion or future filings by the Corporation with the Securities and Exchange Commission, or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to ," "will continue," "is anticipated," "estimate", "project," "believe" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Corporation wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, changed in levels of market interest rates, credit risks of lending activities and competitive and regulatory factors, could affect the Corporation's financial performance and could cause the Corporation's actual results for future periods to differ materially from those anticipated or projected.

The Corporation is not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on its liquidity, capital resources or operations except as discussed herein. The Corporation is not aware of any current recommendations by regulatory authorities, which would have such effect if implemented.

RECENT ACCOUNTING DEVELOPMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141. "Business Combinations." SFAS No. 141 requires all business combinations within its scope to be accounted for using the purchase method, rather than the pooling-of-interests method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. The adoption of this statement will only impact the Company's financial statements if it enters into a business combination.

Also in June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which addresses the accounting for such assets arising from prior and future business combinations. Upon the adoption of this Statement, goodwill arising from business combinations will no longer be amortized, but rather will be assessed regularly for impairment, with any such impairment recognized as a reduction to earnings in the period identified. Other identified intangible assets, such as core deposit intangible assets, will continue to be amortized over their estimated useful lives. The Company is required to adopt this Statement on July 1, 2002. The Company has not yet assessed the impact of this statement on its financial statements but feels that the impact will not be material.

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
     There is no pending litigation, other than routine litigation incidental to the business of Consumers Bancorp Inc. 'the Corporation' and its affiliate, or of a material nature involving or naming the Corporation or its affiliate as a defendant. Further, there are no material legal proceedings in which any director, executive officer, principal shareholder or affiliate of the Corporation is a party or has a material interest which is adverse to the Corporation or its affiliate. None of the routine litigation in which the Corporation or its affiliate are involved is expected to have a material adverse upon the financial position or results of operations of the Corporation or its affiliate.

Item 2 - Changes in Securities
     Not Applicable.


Item 3 - Defaults Upon Senior Securities
     Not Applicable


Item 4 - Shareholders Meeting
     Not Applicable


Item 5 - Other Information
     Not Applicable


Item 6 - Exhibits and Reports on Form 8-K

A.   Exhibits
     Exhibit 11 Statement regarding Computation of Per Share Earnings (included in Note 1 to the Consolidated Financial Statements).

B. Reports on Form 8-K - Consumers Bancorp Inc. filed reports on Form 8-K during the quarter ended September 30, 2001 as follows: None

                             CONSUMERS BANCORP, INC.
                                     10-QSB
                             CONSUMERS BANCORP, INC.
                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the restraint has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                CONSUMERS BANCORP, INC.
                                          --------------------------------------
                                                     (Registrant)







Date: November 13, 2001                   /s/ Mark S. Kelly
                                          --------------------------------------
                                          Mark S. Kelly
                                          President and C.E.O.







Date: November 13, 2001                   /s/ Paula J. Meiler
                                          --------------------------------------
                                          Paula J. Meiler
                                          Chief Financial Officer