Form 10QSB
period 2001-12-31
CONSUMERS BANCORP INC /OH/
filed 2002-02-14
CIK 1006830

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
    OF 1934


For the quarterly period ended December 31, 2001

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
      Common Stock, no par value       Outstanding at February 14, 2002
                                         716,927 Common Shares

Transitional Small Business Disclosure Format
Yes        No  X
   -----     -----

                             CONSUMERS BANCORP, INC.
                                   FORM 10-QSB
                         QUARTER ENDED DECEMBER 31, 2001

                          PART I-FINANCIAL INFORMATION

Item 1-Financial Statements

Interim financial information required by Item 310 (b) of Regulation S-B is included in this Form 10-QSB as referenced below:


                                                                                       Page
                                                                                     Number (s)
                                                                                     ----------
Consolidated Balance Sheets                                                            1

Consolidated Statements of Income                                                      2

Condensed Consolidated Statements of Changes in

Shareholders' Equity                                                                   3

Condensed Consolidated Statements of Cash Flow                                         4

Notes to the Consolidated Financial Statements                                       5-9

Item 2- Management's Discussion and Analysis of Financial                          10-16
             Condition and Results of Operations

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                            17

Item 2 - Changes in Securities                                                        17

Item 3 - Defaults upon Senior Securities                                              17

Item 4 - Submission of Matters to a Vote of Security Holders                          17

Item 5 - Other Information                                                            18

Item 6 - Exhibits and Reports on Form 8-K                                             18

Signatures                                                                            19

                             CONSUMERS BANCORP, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands)


                                                                    December 31,         June 30,
                                                                            2001             2001
                                                                            ----             ----
ASSETS
Cash and cash equivalents                                               $  7,980         $  6,626
Federal funds sold                                                         5,325            3,000
Securities, available for sale                                            27,237           19,711
Loans, net                                                               132,257          131,250
Cash surrender value of life insurance                                     3,410            2,969
Premises and equipment, net                                                5,156            5,304
Intangible asset                                                           1,619            1,699
Accrued interest receivable and other assets                               1,422            1,713
                                                                           -----            -----
          Total assets                                                  $184,406         $172,272
                                                                        ========         ========


LIABILITIES
Deposits
     Non-interest bearing demand                                        $ 29,361         $ 26,027
     Interest bearing demand                                              12,097           11,517
     Savings                                                              55,860           50,984
     Time                                                                 65,245           64,168
                                                                          ------           ------
          Total deposits                                                 162,563          152,696
                                                                         -------          -------
Securities sold under agreements to repurchase                             2,750            1,442
Federal Home Loan Bank advances                                            2,204            2,253
Accrued  interest and other liabilities                                    2,021            1,664
                                                                           -----            -----
          Total liabilities                                              169,538          158,055
                                                                         -------          -------


SHAREHOLDERS' EQUITY
Common stock (no par value, 2,500,000 shares
     authorized; 720,000 issued)                                           2,400            2,400
Additional paid in capital                                                 2,469            2,465
Retained earnings                                                          9,994            9,282
Treasury stock, at cost (3,073 shares at Dec. 31,
     and 3,173 shares at June 30, 2001)                                     (114)            (116)
Accumulated other comprehensive income                                       119              186
                                                                             ---              ---
          Total shareholders' equity                                      14,868           14,217
                                                                          ------           ------
          Total liabilities and shareholders' equity                    $184,406         $172,272
                                                                        ========         ========


             See the Notes to the Consolidated Financial Statements

                             CONSUMERS BANCORP, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

 (Dollars in thousands, except per share amounts)


                                            Three Months Ended       Six Months Ended
                                               December 31,            December 31,
                                             2001        2000        2001        2000
                                             ----        ----        ----        ----
Interest income
   Loans, including fees                    $3,157      $3,102      $6,356      $6,024
   Securities:
       Taxable                                 293         334         565         651
       Tax-exempt                               28          28          57          57
   Federal funds sold                           55          69         119         106
                                            ------      ------      ------      ------
           Total interest income             3,533       3,533       7,097       6,838

Interest expense
   Deposits                                  1,111       1,342       2,412       2,514
   Federal Home Loan Bank advances              34          23          68          54
   Other                                        21          12          40          24
Total interest expense                       1,166       1,377       2,520       2,592

Net interest income                          2,367       2,156       4,577       4,246

Provision for loan losses                      312         175         500         288
                                            ------      ------      ------      ------

Net interest income after
   provision for loan losses                 2,055       1,981       4,077       3,958
Other income
   Service charges on deposit accounts         254         191         501         384
   Other                                       192         184         349         307
                                            ------      ------      ------      ------
      Total other income                       446         375         850         691

Other expense
   Salaries and employee benefits              837         838       1,697       1,645
   Occupancy                                   291         305         561         576
   Directors' fees                              58          42         102          86
   Professional fees                            37          37          78          76
   Franchise taxes                              45          35          90          70
   Printing and supplies                        58          55         104         125
   Telephone expense                            46          38          93          78
   Amortization of intangible                   40          40          80          80
   Other                                       303         259         581         463
                                            ------      ------      ------      ------
      Total other expense                    1,715       1,649       3,386       3,199

Income before income taxes                     786         707       1,541       1,450
Income tax expense                             246         214         478         440
                                            ------      ------      ------      ------
Net Income                                  $  540      $  493      $1,063      $1,010
                                            ======      ======      ======      ======
Basic and diluted earnings per share        $  .75      $  .69      $ 1.48      $ 1.41
                                            ======      ======      ======      ======

             See the Notes to the Consolidated Financial Statements

                             CONSUMERS BANCORP, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS'
                               EQUITY (UNAUDITED)

(Dollars in thousands, except per share data)


                                             Six Months Ended              Three Months Ended
                                               December 31,                     December 31,
                                            2001           2000           2001            2000
                                            ----           ----           ----            ----

Balance at beginning of period            $ 14,217       $ 12,261       $ 14,700       $ 12,753

Net income                                   1,063          1,010            540            493

Unrealized gain (loss) on securities
   available for sale                          (67)           375           (180)           250
                                          --------       --------       --------       --------

Total comprehensive income                     996          1,385            360            743

Cash dividends $0.49 and $0.47
   per share, respectively                    (351)          (336)          (192)          (186)

Sale of 100 and 385 treasury shares,             6             21            -               21
   respectively                           --------       --------       --------       --------


Balance at end of period                  $ 14,868       $ 13,331       $ 14,868       $ 13,331
                                          ========       ========       ========       ========




             See the Notes to the Consolidated Financial Statements

                             CONSUMERS BANCORP, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


(Dollars in thousands)
                                                          Six months ended December 31,
                                                             2001            2000
                                                             ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                            $  1,063       $  1,010

     Adjustments to reconcile net income to net
         cash from operating activities                         357            138
                                                           --------       --------

           Net cash from operating activities                 1,420          1,148
                                                           --------       --------

CASH FLOW FROM INVESTING ACTIVITIES
     Securities available for sale
         Purchases                                          (12,033)        (2,282)
         Maturities and principal pay downs                   4,389          2,665
     Net increase in federal funds sold                      (2,325)          (450)
     Net increase in loans                                     (373)       (10,094)
     Acquisition of premises and equipment                     (140)          (458)
     Purchase of life insurance policies                       (365)          (725)
                                                           --------       --------
         Net cash from investing activities                 (10,847)       (11,344)
                                                           --------       --------

CASH FLOWS FROM FINANCING
     Net increase in deposit accounts                         9,867         13,183
     Net increase (decrease) in repurchase agreements         1,308           (492)
     Repayments of FHLB advances                                (49)        (1,943)
     Dividends paid                                            (351)          (336)
     Sale of treasury stock                                       6             21
                                                           --------       --------

         Net cash from financing activities                  10,781         10,433
                                                           --------       --------

Increase in cash and cash equivalents                         1,354            237

Cash and cash equivalents, beginning of fiscal year           6,626          5,629
                                                           --------       --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                   $  7,980       $  5,866
                                                           ========       ========



             See the Notes to the Consolidated Financial Statements

                             CONSUMERS BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share amounts)

NOTE 1 - PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Consumers Bancorp, Inc. (Corporation) and its wholly-owned subsidiary, Consumers National Bank (Bank). The Bank has a finance company, Community Finance Home Mortgage Company, Inc. and a title company, Community Title Agency, Inc. as part of its business. All significant intercompany transactions have been eliminated in the consolidation.

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated balance sheets of the Corporation at December 31, 2001, and its income and its results of operations and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances. The Annual Report for the Corporation for the year ended June 30, 2001, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

Segment Information: Consumers Bancorp, Inc. is a financial holding company engaged in the business of commercial and retail banking, which accounts for substantially all of the revenues, operating income, and assets.

Use of Estimates: To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, fair values of financial instruments, and status of contingencies are particularly subject to change.

Cash Reserves: Consumers National Bank is required by the Federal Reserve Bank to maintain reserves consisting of cash on hand and noninterest-bearing balances on deposit with the Federal Reserve Bank. The required reserve balance at December 31, 2001 was $1,156 and at June 30, 2001 was $1,138.

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

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required based on past loan loss experience, nature and volume of the portfolio, information about specific borrower situations and estimated collateral values. Allocations of the allowance maybe made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged off.

Loan impairment is reported when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage and consumer loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected from the collateral. Loans are evaluated for impairment when payments are delayed, typically 90 days or more, or when it is probable that not all principal and interest amounts will be collected according to the original terms of the loan. No loans were determined to be impaired, as of and for the periods ended December 31, 2001 and June 30, 2001.

Cash Surrender Value of Life Insurance: The Bank has purchased single-premium life insurance policies to insure the lives of the participants in the salary continuation plan. As of December 31, 2001, the Bank has total purchased policies of $2,885 (total death benefit $9,142) with a cash surrender value of $3,410. As of June 30, 2001, the Bank had total purchased policies of $2,520 (total death benefit $8,210 with a cash surrender value of $2,969). The amount included in income (net of policy commissions and mortality costs) was approximately $75 and $69 for the six month periods ended and $38 and $36 for the three month periods ended December 31, 2001 and 2000.

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

Other Real Estate Owned: Real estate properties, other than Company premises, acquired through, or in lieu of, loan foreclosure are initially recorded at fair value at the date of acquisition. Any reduction to fair value from the carrying value of the related loan at the time of acquisition is accounted for as a loan loss. After acquisition, a valuation allowance reduces the reported amount to the lower of the initial amount or fair value less costs to sell. Expenses, gains and losses on disposition, and changes in the valuation allowance are reported in other expenses. Properties held as other real estate owned at December 31, 2001 were $104 and $0 at June 30, 2001.

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

Earnings and Dividends Declared per Share: Earnings per common share are computed based on the weighted average common shares outstanding. The number of outstanding shares used was 716,927 and 716,207 for the quarters ending December 31, 2001 and December 31, 2000 and 716,910 for the six month periods ended December 31, 2001 and December 31, 2000. The Company's capital structure contains no dilutive securities. As of December 31, 2001 the Company has 2,500,000 shares of common stock authorized and 720,000 issued.

Statement of Cash Flows: For purpose of reporting cash flows, cash and cash equivalents include the Company's cash on hand and due from banks. The company reports net cash flows for customer loan transactions and deposit transactions. For the six months ended December 31, 2001 and 2000, the Corporation paid $2,698 and $2,380 in interest and $474 and $275 in income taxes.

NOTE 2 - SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair value of the securities available for sale, as presented on the consolidated balance sheet at December 31, 2001 and June 30, 2001 are as follows:


                                                      Gross        Gross
                                       Amortized   Unrealized    Unrealized      Fair
DECEMBER 31, 2001                        Cost         Gains        Losses        Value
                                       ------------------------------------------------
Securities available for sale:
U.S. Treasury and Federal Agencies      $10,005      $   131      $   (15)      $10,121

Obligations of states and
   political subdivisions                 2,786           43          (36)        2,793
Mortgage-backed securities               13,254          150         (105)       13,299
Equity securities                         1,012           12            0         1,024
                                        -------      -------      -------       -------

          Total securities              $27,057      $   336      ( $156 )      $27,237
                                        =======      =======      =======       =======

                             CONSUMERS BANCORP, INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)

(Dollars in thousands, except per share amounts)
NOTE 2 - SECURITIES AVAILABLE FOR SALE - CONTINUED


                                                      Gross        Gross
                                       Amortized   Unrealized    Unrealized       Fair
                                         Cost         Gains        Losses         Value
                                       -------------------------------------------------
JUNE 30, 2001
Securities available for sale:
U.S. Treasury and Federal agencies      $ 7,520      $   120                    $ 7,640
Obligations of states and
   political subdivisions                 2,440           49          (18)        2,471
Mortgage-backed securities                8,483          123          (14)        8,592
Equity securities                           986           22                      1,008
                                        -------      -------      -------       -------

          Total Securities              $19,429      $   314      $   (32)      $19,711
                                        =======      =======      =======       =======

There were no sales or transfer of securities classified as available for sale for the six month periods ended December 31, 2001 and December 31, 2000.

The amortized cost and estimated fair value of debt securities at December 31, 2001, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                            December 31, 2001
                                                          Estimated
                                          Amortized Cost Fair Value
                                          -------------- ----------
Securities available for sale:                5,151       5,182
 Due in one year or less                      4,993       5,085
 Due after one year through five years        2,332       2,332
 Due after five years through ten years         315         315
                                           --------    --------
 Due after ten years                         12,791      12,914
    Total

Mortgage-backed securities                   13,254      13,299
Equity securities                             1,012       1,024
                                           --------    --------
    Total                                  $ 27,057    $ 27,237
                                           ========    ========

At December 31, 2001, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies and corporations, with an aggregate book value which exceeds 10% of shareholders' equity.

                             CONSUMERS BANCORP, INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)

(Dollars in thousands)

NOTE 3 - LOANS

Total loans as presented on the balance sheets are comprised of the following classifications:


                                                             DEC.31, 2001 JUNE 30, 2001

     Real estate - residential mortgage                         $59,938      $58,103
     Real estate - construction                                   3,309        3,214
     Commercial, financial, and agricultural                     54,722       53,187
     Personal and other                                          16,141       18,574
     Unearned fees and costs                                       (295)        (276)
     Allowance for possible loan losses                          (1,558)      (1,552)
                                                                -------      -------

     Loans, net                                               $ 132,257     $131,250
                                                              =========     ========


No loans were determined to be impaired at either December 31, 2001, or June 30, 2001, nor were there any such loans during the period then ended. At December 31, 2001, loans in non-accrual status totaled $530 and at June 30, 2001, totaled $267.

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

A summary of activity in the allowance for loan losses for the six months ended December 31, 2001, and December 31, 2000, are as follows:

                                                        2001             2000
                                                        ----             ----

Balance at beginning of period                       $1,552           $1,413
Loans charged off                                      (527)            (295)
Recoveries of loans previously charged off               33               38
Provision                                               500              288
                                                        ---              ---
Balance at end of period                             $1,558           $1,444
                                                    ========          ======

                             CONSUMERS BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share data)

GENERAL

The following is management's analysis of the Corporation's results of operations for the three and six month periods ended December 31, 2001, compared to the same periods in 2000, and the consolidated balance sheets at December 31, 2001 compared to June 30, 2001. This discussion is designed to provide a more comprehensive review of the operating results and financial condition than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

RESULTS OF OPERATIONS

NET INCOME. The Corporation earned net income of $540 for the three months ended December 31, 2001 compared to $493 for the three months ended December 31, 2000. This increase was primarily due to an increase of $211 in net interest income and $71 in other income offset by an increase in other expenses. Net income increased $53 or 5.25% for the six months ended December 31, 2001 as compared to the same period in 2000.

NET INTEREST INCOME. Net interest income totaled $2,367 for the three months ended December 31, 2001 compared to $2,156 for the three months ended December 31, 2000, an increase of $211 or 9.79%. The additional net interest income was due to a decrease in interest expense.

Interest and fees on loans increased $55, or 1.77% to $3,157 for the three months ended December 31, 2001 from $3,102 for the three months ended December 31, 2000. The increase in interest income was due to higher average loans outstanding, offset by a lower yield on average loans. The yield on average loans outstanding for the three month periods ended December 31, 2001, and December 31, 2000 was 9.30% and 9.90% respectively.

Interest earned on taxable and tax-exempt securities totaled $321 for the three month period ended December 31, 2001 compared to $362 for the three month period ended December 31, 2000. The decrease was a result of a decrease in yield and volume. Interest income on federal funds sold decreased by $14 for the three months ended December 31, 2001, due to a decrease in volume.

                             CONSUMERS BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share data)

Interest expense on deposits decreased $231, or 17.21% for the three months ended December 31, 2001 compared to the three months ended December 31, 2000. The decrease was a result of rate decreases on savings and time deposits. Interest paid on average interest-bearing checking, savings, and time deposits has changed from 1.71%, 2.99%, and 5.70% to 1.47 %, 2.13%, and 5.21% for the six
month period ended December 31, 2000 and 2001, respectively.

Interest paid on FHLB Advances totaled $34 for the three months ended December 31, 2001 as compared to $23 for the three months ended December 31, 2000. The change was a result in the average level of borrowings from 2000 to 2001.

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

The provision for loan losses for the three months ended December 31, 2001 totaled $312,as compared to $175 for the three months ended December 31, 2000, an increase of $137 or 78.29%. The allowance for loan losses totaled $1,558, or 1.16% of total loans receivable at December 31, 2001. The increase in the provision is reflective of the higher than expected charge offs. Net charge-offs to average loans increased to .89% for the three month period ended December 31, 2001 from .50% for the period ended December 31, 2000. The increase in net charge-offs in 2001 compared to 2000 is primarily attributed to increases in delinquency trends in general. Charge-offs have been made in accordance with the Corporation's standard policy and have occurred primarily in the consumer loan portfolio.

                             CONSUMERS BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share data)

OTHER INCOME. Other income includes service charges on deposits and other miscellaneous income. Other income of $446 for the three months ended December 31, 2001 represented an increase of $71, or 18.93% compared to the $375 of other income for the three months ended December 31, 2000. The increases were primarily due to an increase in service charge income on deposits resulting from adjustments made to the deposit service fee schedule, as well as the growth in deposit balances from the prior period. Increased income has also been realized from title agency fees and the increase in cash surrender value of life insurance.

OTHER EXPENSE. Other expense totaled $1,715 for the three months ended December 31, 2001 compared to $1,649 for the three months ended December 31, 2000, an increase of $66, or 4.00%.

Salary and benefits expense remained stable for the three month period and increased $52 or 3.16% for the six month period ended December 31, 2001 compared to the same periods ended December 31, 2000. The increase is the result of normal annual merit increases and the addition of new employees to facilitate growth. Occupancy expense decreased $14 and $15 for the three and six month periods ended December 31, 2001, compared to the same periods ended December 31, 2000.

INCOME TAX EXPENSE. The provision for income taxes totaled $246 for the three months ended December 31, 2001 compared to $214 for the three months ended December 31, 2000, an increase of $32 or 14.95%. The effective tax rate was 31.30% and 30.27% for the three month periods ended December 31, 2001 and 2000 respectively.

FINANCIAL CONDITION
Total assets at December 31, 2001 were $184,406 compared to $172,272 at June 30, 2001, an increase of $12,134 or 7.04%. Loan receivables increased $1,007 from $131,250 at June 30, 2001 to $132,257 at December 31, 2001. Personal loan totals decreased for the period while residential real estate loans increased $1,835 or 3.16%, real estate construction loans increased $95 or 2.96%, and commercial loans increased $1,535 or 2.89%. The increases in residential and commercial loans are caused by customer refinances of loans formerly held at other institutions or cash out refinances. Loan growth is expected to continue to increase in the near future as customers experience a decline in short-term interest rates and longer-term mortgage rates. Available for sale securities have increased from $19,711 at June 30, 2001 to $27,237 at December 31, 2001, or 38.18%. Federal funds sold have increased $5,325 resulting from deposits increasing $9,867 primarily the result of market expansion. Net interest margins showed compression during the December 2001 quarter as short-term interest rates fell as low as they have been in fifty years and customers are refinancing their longer term loans.

Total shareholders equity increased from $14,217 at June 30, 2001, to $14,868 at December 31, 2001. This increase is a combination of net income for the period, offset by cash dividends paid and an increase in value of available for sale securities.

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

The Corporation groups its loan portfolio into three major categories: commercial loans, real estate loans, and personal loans. Commercial loans are comprised of both variable rate notes subject to daily interest rate changes based on the prime rate, and fixed rate notes having maturities of generally not greater than five years. Real estate loans have shown growth recently, with outstanding balances up $1,930 since June 30, 2001. This is mainly due to the Corporation's ability to tailor loan programs to the specific requirements of the business, professional, and agricultural customers in its market area. The Corporation's real estate loan portfolio consists of three basic segments: conventional mortgage loans having fixed rates and maturities not exceeding fifteen years, variable rate home equity lines of credit, and fixed rate loans having maturity or renewal dates that are less than the scheduled amortization period. Competition is very heavy in the Corporation's market for these types of loans, both from local and national lenders. The Bank became affiliated with third parties, which allow the Bank to offer very attractive mortgage loan options to its customers. The personal loans offered by the Bank are generally written for periods up to five years, based on the nature of the collateral. These may be either installment loans having regular monthly payments, or demand type loans for short periods of time. Personal loans have declined during the past quarter, as automobile loans have been affected by the auto manufacturers' offerings of zero and highly discounted rates through their financing subsidiaries.

Funds not allocated to the Corporation's loan portfolio are invested in various securities having diverse maturity schedules. The majority of the Corporation's investments are held in U.S. Treasury securities or other securities issued by U.S. Government agencies, and to a lesser extent, federal income tax exempt municipal bonds. Net interest yields on investments were 5.80% and 6.57% respectively for the six month periods ended December 31, 2001 and December 31, 2000.

The Corporation offers several forms of deposit programs to its customers. The rates offered by the Corporation and the fees charged for them are competitive with others available currently in the market area. Time deposit interest rates have decreased this period and have continued their downward movement after quarter end. The rate of loan growth has decreased with selected deposit rates decreasing as well. Interest rates on demand deposits and savings deposits continue to decline and are at historical low levels.

                             CONSUMERS BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

(Dollars in  thousands, except per share data)

To provide an additional source of loan funds, the Corporation has entered into an agreement with the Federal Home Loan Bank (FHLB) of Cincinnati to obtain matched funding for loans. Repayment is made either over a fifteen year period, or over a three year period with a balloon payment. At December 31, 2001, these FHLB balances totaled $2,204. The Corporation considers this agreement with the FHLB to be a good source of liquidity funding, secondary to its deposit base.

Jumbo time deposits (those with balances of $100 and over) remained stable from $12,217 at June 30, 2001 to $13,721 at December 31, 2001. These deposits are monitored closely by the Corporation, priced on an individual basis, and often matched with a corresponding investment instrument. The Corporation has on occasion used a fee paid broker to obtain these types of funds from outside its normal service area as another alternative for its funding needs. These deposits are not relied upon as a primary source of funding however, and the Corporation can foresee no dependence on these types of deposits for the near term.

Although management monitors interest rates on an ongoing basis, a quarterly rate sensitivity report is used to determine the effect of interest rate changes on the financial statements. In the opinion of management, enough assets or liabilities could be repriced over the near term (up to three years) to compensate for such changes. The spread on interest rates, or the difference between the average earning assets and the average interest bearing liabilities, is monitored quarterly. It is the Corporation's goal to maintain this spread at better than 4.0%. The spread on a taxable equivalent basis for the six month periods ended December 31, 2001 and 2000 were 4.88 % and 5.15%.

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

Capital Resources
Corporate capital levels and minimum required levels:


                                             December 31, 2001          June 30, 2001
                                             -----------------          -------------
Tier 1 Capital (to risk weighted assets)     Amount        Percent   Amount       Percent
                                             ------        -------   ------       -------
         Actual                              $13,130         10.4%   $12,330       10.3%
         Required                              5,046          4.0      4,800        4.0

Total Capital (to risk weighted assets)
         Actual                              $14,688         11.6%   $13,890       11.6%
         Required                             10,092          8.0      9,600        8.0
Tier 1 Capital (to average assets)
         Actual                              $13,130          7.2 %  $12,330        7.4%
         Required                              7,259          4.0      6,680        4.0



The Company and subsidiary Bank are subject to various regulatory capital requirements administered by federal regulatory agencies. Capital adequacy guidelines and prompt corrective-action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Failure to meet various capital requirements can initiate regulatory action that could have a direct material affect on the Company's financial statements. The Bank is considered well capitalized under the Federal Deposit Insurance Act at December 31, 2001. Management is not aware of any matters occurring subsequent to December 31, 2001 that would cause the Bank's capital category to change.

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

Also in June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which addresses the accounting for such assets arising from prior and future business combinations. Upon the adoption of this Statement, goodwill arising from business combinations will no longer be amortized, but rather will be assessed regularly for impairment, with any such impairment recognized as a reduction to earnings in the period identified. Other identified intangible assets, such as core deposit intangible assets, will continue to be amortized over their estimated useful lives. The Company is required to adopt this Statement on July 1, 2002. The Company believes the impact of this pronouncement on its financial statements will not be material.

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

ITEM 2 - CHANGES IN SECURITIES
      Not Applicable.


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
      Not Applicable

ITEM 4 - SHAREHOLDERS MEETING
      Consumers Bancorp, Inc. held its annual meeting of shareholders on October 17, 2001, for the following purposes: 1) To elect four directors, each to serve for a three year term expiring in 2004; 2) To vote to approve an amendment to Consumers Bancorp Inc.'s Amended and Restated Articles of Incorporation to increase the number of Consumers Bancorp Inc,'s authorized common shares from one million to two million five hundred thousand; and for the transaction of any other business that may properly come before the meeting or and adjournment thereof:

    Election of Directors:

         John P.Furey      J.V. Hanna     James R. Kiko Sr.      Walter J. Young

         For    536,311      532,009           536,777              536,861

         Withheld   736        5,038               270                  186

    The following directors were not up for election at the annual meeting and their respective terms in office continued after the Annual Meeting.
     Mark S. Kelly                               Thomas S. Kishman
     Laurie L. McClellan                         Homer R. Unkefer
     David W. Johnson

Proposal to amend Consumers Bancorp's Amended and Restated Articles of Incorporation to increase the number of authorized common shares from one million to two million five hundred thousand. Shares for 509,549 Shares against 15,169 Shares abstained 12,329



ITEM 5 - OTHER INFORMATION
     Not Applicable


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

A.   Exhibits
     Exhibit 11 Statement regarding Computation of Per Share Earnings (included in Note 1 to the Consolidated Financial Statements).

B. Reports on Form 8-K - Consumers Bancorp Inc. filed reports on Form 8-K during the quarter ended December 31, 2001 as follows:
         None

                             CONSUMERS BANCORP, INC.
                                     10-QSB
                             CONSUMERS BANCORP, INC.
                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the restraint has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        CONSUMERS BANCORP, INC.
                                        -----------------------
                                              (Registrant)







Date: February 14, 2002                 /s/ Mark S. Kelly
      -----------------                 ------------------------------------
                                        Mark S. Kelly
                                        President and C.E.O.







Date: February 14, 2002                 /s/ Paula J. Meiler
      -----------------                 ------------------------------------
                                        Paula J. Meiler
                                        Chief Financial Officer