Form 10QSB
period 2002-03-31
CONSUMERS BANCORP INC /OH/
filed 2002-05-15
CIK 1006830

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


    For the quarterly period ended March 31, 2002

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
         Common Stock, no par value         Outstanding at May 14, 2002
                                              2,146,281 Common Shares

Transitional Small Business Disclosure Format
Yes       No  X
    ---      ---

                             CONSUMERS BANCORP, INC.
                                   FORM 10-QSB
                          QUARTER ENDED MARCH 31, 2002

                          PART I-FINANCIAL INFORMATION

Item 1-Financial Statements

Interim financial information required by Item 310 (b) of Regulation S-B is included in this Form 10-QSB as referenced below:
                                                                     Page
                                                                   Number(s)
                                                                  ----------

Consolidated Balance Sheets                                            1

Consolidated Statements of Income                                      2

Condensed Consolidated Statements of Changes in
Shareholders' Equity                                                   3

Condensed Consolidated Statements of Cash Flow                         4

Notes to the Consolidated Financial Statements                       5-9

Item 2- Management's Discussion and Analysis of Financial          10-17
        Condition and Results of Operations

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                            18

Item 2 - Changes in Securities                                        18

Item 3 - Defaults upon Senior Securities                              18

Item 4 - Submission of Matters to a Vote of Security Holders          18

Item 5 - Other Information                                            18

Item 6- Exhibits and Reports on Form 8-K                              18

Signatures                                                            19

                            CONSUMERS BANCORP, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

(Dollars in thousands)
                                                                         March 31,                 June 30,
                                                                             2002                     2001
                                                                     ------------             ------------
ASSETS
Cash and cash equivalents                                            $      5,656             $      6,626
Federal funds sold                                                          7,500                    3,000
Securities, available for sale                                             28,251                   19,711
Loans, net                                                                130,418                  131,250
Cash surrender value of life insurance                                      3,459                    2,969
Premises and equipment, net                                                 5,168                    5,304
Intangible asset                                                            1,578                    1,699
Accrued interest receivable and other assets                                1,240                    1,713
                                                                     ------------             ------------
          Total assets                                               $    183,270             $    172,272
                                                                     ============             ============


LIABILITIES
Deposits
     Non-interest bearing demand                                     $     29,576             $     26,027
     Interest bearing demand                                               12,793                   11,517
     Savings                                                               58,268                   50,984
     Time                                                                  60,459                   64,168
                                                                     ------------             ------------
          Total deposits                                                  161,096                  152,696
                                                                     ------------             ------------
Securities sold under agreements to repurchase                              3,582                    1,442
Federal Home Loan Bank advances                                             2,178                    2,253
Accrued  interest and other liabilities                                     1,319                    1,664
                                                                     ------------             ------------
          Total liabilities                                               168,175                  158,055


SHAREHOLDERS' EQUITY
Common stock (no par value, 2,500,000 shares
     authorized; 2,160,000 issued)                                          2,400                    2,400
Additional paid in capital                                                  2,469                    2,465
Retained earnings                                                          10,368                    9,282
Treasury stock, at cost (13,719 shares at Mar. 31, 2002
   and 9,519 shares at June 30, 2001)                                        (204)                    (116)
Accumulated other comprehensive income                                         62                      186
                                                                     ------------             ------------
          Total shareholders' equity                                       15,095                   14,217
                                                                     ------------             ------------
          Total liabilities and shareholders' equity                 $    183,270             $    172,272
                                                                     ============             ============

             See the Notes to the Consolidated Financial Statements
                                        1

                            CONSUMERS BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

 (Dollars in thousands, except per share amounts)
                                              Three Months Ended                 Nine Months Ended
                                                   March 31,                           March 31,
                                            2002              2001              2002             2001
                                          -------           -------           -------           -------
Interest income
Loans, including fees                     $ 2,929           $ 3,153           $ 9,285           $ 9,177
Securities:
Taxable                                       301               313               866               964
Tax-exempt                                     32                26                89                83
Federal funds sold                             35                30               154               136
                                          -------           -------           -------           -------
Total interest income                       3,297             3,522            10,394            10,360

Interest expense
Deposits                                      875             1,345             3,287             3,859
Federal Home Loan Bank advances                33                28               101                82
Other                                          15                17                55                41
                                          -------           -------           -------           -------
Total interest expense                        923             1,390             3,443             3,982
                                          -------           -------           -------           -------

Net interest income                         2,374             2,132             6,951             6,378

Provision for loan losses                     223               227               724               515
                                          -------           -------           -------           -------

Net interest income after
provision for loan losses                   2,151             1,905             6,227             5,863

Other income
Service charges on deposit accounts           239               182               740               566
Other                                         181               304               530               611
Gain on Securities Sold                                          45                                  45
                                          -------           -------           -------           -------
Total other income                            420               531             1,270             1,222

Other expense
Salaries and employee benefits                893               939             2,590             2,585
Occupancy                                     270               287               831               863
Directors' fees                                39                42               141               128
Professional fees                              55                33               133               108
Franchise taxes                                44                35               133               105
Printing and Supplies                          48                48               153               174
Telephone expense                              45                59               138               137
Amortization of intangible                     40                40               121               121
Other                                         365               251               944               712
                                          -------           -------           -------           -------
Total other expense                         1,799             1,734             5,184             4,933

Income before income taxes                    772               702             2,313             2,152
Income tax expense                            232               214               710               654
                                          -------           -------           -------           -------
Net Income                                $   540           $   488           $ 1,603           $ 1,498
                                          =======           =======           =======           =======
Basic and diluted earnings per share      $   .25           $   .23           $   .75           $   .70
                                          =======           =======           =======           =======

              See the Notes to the Consolidated Financial Statement
                                        2

                            CONSUMERS BANCORP, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

(Dollars in thousands, except per share data)
                                                          Three Months Ended                   Nine Months  Ended
                                                              March   31,                           March 31,
                                                       2002               2001               2002               2001
                                                     --------           --------           --------           --------

Balance at beginning of period                       $ 14,868           $ 13,331           $ 14,217           $ 12,261

Net income                                                540                488              1,603              1,498

Unrealized gain (loss) on securities
available for sale                                        (58)               134               (125)               539
Reclassification adjustment,net of tax                                                                             (30)

                                                     --------           --------           --------           --------
Total comprehensive income                                482                622              1,478              2,007

Cash dividends $0.08 and $0.07
per share, respectively                                  (165)              (158)              (516)              (494)
Purchase of 4,500 treasury shares                         (90)                                  (90)
Sale of 300 and 2,130 treasury shares,
respectively                                                                  19                  6                 40
                                                     --------           --------           --------           --------

Balance at end of period                             $ 15,095           $ 13,814           $ 15,095             13,814
                                                     ========           ========           ========           ========










             See the Notes to the Consolidated Financial Statements
                                        3

                            CONSUMERS BANCORP, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

(Dollars in thousands)
                                                                       Nine months ended March 31,
                                                                      2002                     2001
                                                                      ----                     ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                     $  1,603                 $  1,498
     Adjustments to reconcile net income to net
     cash from operating activities                                     (186)                    (379)
                                                                    --------                 --------

     Net cash from operating activities                                1,417                    1,119
                                                                    --------                 --------

CASH FLOW FROM INVESTING ACTIVITIES
     Securities available for sale
         Purchases                                                   (17,588)                  (2,782)
         Sales                                                                                    194
         Maturities and principal pay downs                            8,822                    4,487
     Net increase in federal funds sold                               (4,500)                  (2,750)
     Net (increase) decrease in loans                                  1,679                  (13,204)
     Acquisition of premises and equipment                              (300)                    (746)
     Purchase of life insurance policies                                (365)                    (725)
                                                                    --------                 --------
         Net cash from investing activities                          (12,252)                 (15,526)
                                                                    --------                 --------

CASH FLOWS FROM FINANCING
     Net increase in deposit accounts                                  8,400                   15,156
     Net increase in repurchase agreements                             2,140                      681
     Proceeds from FHLB  advances                                                               1,000
     Repayments of FHLB advances                                         (75)                  (1,967)
     Dividends paid                                                     (516)                    (494)
     Sale of treasury stock                                                6                       40
     Purchase of treasury stock                                          (90)
                                                                    --------                 --------

         Net cash from financing activities                            9,865                   14,416
                                                                    --------                 --------

Increase (decrease) in cash and cash equivalents                        (970)                       9

Cash and cash equivalents, beginning of year                           6,626                    5,629
                                                                    --------                 --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                            $  5,656                 $  5,638
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

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated balance sheets of the Corporation at March 31, 2002, and its income and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances. The Annual Report for the Corporation for the year ended June 30, 2001, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

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

Cash Reserves: Consumers National Bank is required by the Federal Reserve Bank to maintain reserves consisting of cash on hand and noninterest-bearing balances on deposit with the Federal Reserve Bank. The required reserve balance at March 31, 2002 was $1,143 and at June 30, 2001 was $1,138.

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

Loan impairment is reported when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage and consumer loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected from the collateral. Loans are evaluated for impairment when payments are delayed, typically 90 days or more, or when it is probable that not all principal and interest amounts will be collected according to the original terms of the loan. No loans were determined to be impaired, as of and for the periods ended March 31, 2002 and June 30, 2001.

Cash Surrender Value of Life Insurance: The Bank has purchased single-premium life insurance policies to insure the lives of the participants in the salary continuation plan. As of March 31, 2002, the Bank has total purchased policies of $2,855 (total death benefit $9,142 ) with a cash surrender value of $3,459. As of June 30, 2001, the Bank had total purchased policies of $ 2,520 (total death benefit $8,210 with a cash surrender value of $2,969 The amount included in income (net of policy commissions and mortality costs) was approximately $125 and $106 for the nine month periods ended March 31, 2002 and 2001, $49 and $37 for the three month periods ended March 31, 2002 and 2001.

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

Other Real Estate Owned: Real estate properties, other than Company premises, acquired through, or in lieu of, loan foreclosure are initially recorded at fair value at the date of acquisition. Any reduction to fair value from the carrying value of the related loan at the time of acquisition is accounted for as a loan loss. After acquisition, a valuation allowance reduces the reported amount to the lower of the initial amount or fair value less costs to sell. Expenses, gains and losses on disposition, and changes in the valuation allowance are reported in other expenses. No properties were held as other real estate owned at March 31, 2002 or June 30, 2001.

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

Earnings and Dividends Declared per Share: Earnings per common share are computed based on the weighted average common shares outstanding. The number of outstanding shares used was 2,150,631 and 2,150,157 for the quarters ending March 31, 2002 and March 31, 2001. The number of outstanding shares used was 2,150,698 and 2,149,035 for the nine month periods ending March 31,2002 and 2001,respectively. The Company's capital structure contains no dilutive securities. As of March 31, 2002 the Company has 2,500,000 shares of common stock authorized and 2,146,281 issued.

Statement of Cash Flows: For purpose of reporting cash flows, cash and cash equivalents include the Company's cash on hand and due from banks. The company reports net cash flows for customer loan transactions and deposit transactions. For the nine months ended March 31, 2002 and 2001, the Corporation paid $3,738 and $3,866 in interest and $789 and $485 in income taxes.

NOTE 2 - SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair value of the securities available for sale, as presented on the consolidated balance sheet at March 31, 2002 and June 30, 2001 are as follows:


                                                                         Gross             Gross
                                                     Amortized        Unrealized        Unrealized             Fair
                                                       Cost              Gains             Losses              Value
                                                     -----------------------------------------------------------------
MARCH 31, 2002
Securities available for sale:
U.S. Treasury and Federal Agencies                    $10,042           $    81               (51)           $10,072
Obligations of states and
political subdivisions                                  2,782                46               (36)             2,792
Mortgage-backed securities                             14,311               141              (106)            14,346
Other securities                                        1,022                19                 0              1,041
                                                      --------------------------------------------------------------

Total securities                                      $28,157           $   287           $  (193)           $28,251
                                                      =======           =======           =======            =======

                             CONSUMERS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED)(CONTINUED)

(Dollars in thousands, except per share amounts)

NOTE 2 - SECURITIES AVAILABLE FOR SALE - CONTINUED


                                                                                        Gross            Gross
                                                                     Amortized       Unrealized        Unrealized         Fair
                                                                        Cost            Gains            Losses           Value
                                                                     -------------------------------------------------------------
JUNE 30, 2001
Securities available for sale:
U.S. Treasury and Federal agencies                                    $ 7,520           $   120                           $ 7,640
Obligations of states and
political subdivisions                                                  2,440                49               (18)          2,471
Mortgage-backed securities                                              8,483               123               (14)          8,592
Securities                                                                986                22                             1,008
                                                               -------------------------------------------------------------------

          Equity                                                      $19,429           $   314           $   (32)        $19,711
                                                                      =======           =======           =======         =======

There were no sales or transfer of securities classified as available for sale for the nine month periods ended March 31, 2002 and June 30, 2001.

The amortized cost and estimated fair value of debt securities at March 31, 2002, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                              March 31, 2002
                                                                              --------------
                                                                                               Estimated
                                                                     Amortized Cost           Fair Value
                                                                      -------------           ----------

Securities available for sale:
Due in one year or less                                                   5,158                    5,166
Due after one year through five years                                     6,450                    6,496
Due after five years through ten years                                    1,216                    1,202
Due after ten years                                                           0                        0
                                                                        -------                  -------
    Total                                                                12,824                   12,864


Mortgage-backed security                                                 14,311                   14,346
Equity Securities                                                         1,022                    1,041
                                                                        -------                  -------
    Total                                                               $28,157                  $28,251
                                                                        =======                  =======

At March 31, 2002, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies and corporations, with an aggregate book value which exceeds 10% of shareholders' equity.

                             CONSUMERS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED)(CONTINUED)

(Dollars in thousands)

NOTE 3 - LOANS

Total loans as presented on the balance sheets are comprised of the following classifications:

                                                           March 31, 2002            June 30, 2001
                                                           --------------            -------------

       Real estate - residential mortgage                     $  59,610               $  58,103
       Real estate - construction                                 2,303                   3,214
       Commercial, financial, and agricultural                   55,277                  53,187
       Personal and other                                        15,128                  18,574
       Unearned fees and costs                                     (289)                   (276)
       Allowance for loan losses                                 (1,611)                 (1,552)
                                                              ---------               ---------

       Loans, net                                             $ 130,418               $ 131,250
                                                              =========               =========


No loans were determined to be impaired at either March 31, 2002, or June 30, 2001, nor were there any such loans during the period then ended. At March 31, 2002, loans in non-accrual status totaled $1,043 and at June 30, 2001, totaled $267.

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

A summary of activity in the allowance for loan losses for the periods ended March 31, 2002, and March 31, 2001, are as follows:

                                                            Three months ended           Nine months ended
                                                                 March 31,                   March 31,
                                                           2002           2001           2002           2001
                                                           ----           ----           ----           ----

       Balance at beginning of period                    $ 1,558        $ 1,444        $ 1,552        $ 1,413
       Loans charged off                                    (232)          (219)          (759)          (514)
       Recoveries of loans previously charged off             62             35             94             73
       Provision                                             223            227            724            515
                                                         -------        -------        -------        -------
       Balance at end of period                          $ 1,611        $ 1,487        $ 1,611        $ 1,487
                                                         =======        =======        =======        =======

                             CONSUMERS BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share data)

GENERAL

The following is management's analysis of the Corporation's results of operations as of and for the three and nine month periods ended March 31, 2002, compared to the same periods in 2001, and the consolidated balance sheets at March 31, 2002 compared to June 30, 2001. This discussion is designed to provide a more comprehensive review of the operating results and financial condition than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

RESULTS OF OPERATIONS

NET INCOME. The Corporation earned net income of $540 for the three months ended March 31, 2002 compared to $488 for the three months ended March 31, 2001. This increase was primarily due to an increase of $242 in net interest income offset by an increase in other expenses of $65 for the quarter. Net income increased $105 or 7.0% for the nine months ended March 31, 2002 as compared to the comparable period in 2001.The increase for the nine month period was primarily due to an increase in net interest income off set by increases in provision for loan losses and other expense.

NET INTEREST INCOME. Net interest income totaled $2,374 for the three months ended March 31, 2002 compared to $2,132 for the three months ended March 31, 2001, an increase of $242 or 11.4 %. The additional net interest income was due to decreases in interest expense.

Interest and fees on loans decreased $224, or 7.1%, to $2,929 for the three months ended March 31, 2002 from $3,153 for the three months ended March 31, 2001. The decrease in interest income was due to higher average loans outstanding. The yield on average loans outstanding for the nine month periods ended March 31, 2002, and March 31, 2001 was 9.26% and 9.85% respectively.

Interest earned on taxable and tax-exempt securities totaled $333 for the three month period ended March 31, 2002 compared to $339 for the three month period ended March 31, 2001. The decrease was a result of a decrease in yield. Interest income on federal funds sold increased by $5 for the three months ended March 31, 2002, due to an increase in volume.

                             CONSUMERS BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share data)

Interest expense on deposits decreased $470, or 34.9% for the three months ended March 31, 2002 compared to the three months ended March 31, 2001. The decrease was a result of by rate decreases on savings and time deposits. Interest paid on average interest-bearing checking, savings, and time deposits has changed from 1.71%, 2.98%, and 5.78% to, 1.43%, 1.81%, and 4.91% for the nine month period ended March 31, 2001 and 2002, respectively.

Interest paid on FHLB Advances totaled $33 for the three months ended March 31, 2002 as compared to $28 for the three months ended March 31, 2001.

PROVISION FOR LOAN LOSSES. The Corporation maintains an allowance for loan losses in an amount, which, in management's judgment, is adequate to absorb probable losses in the loan portfolio. While management utilizes specific allocations and historical loss experience, the ultimate adequacy of the allowance is dependent on a variety of factors, including the performance of the Corporation's loan portfolio, the economy, changes in real estate values and interest rates, and the view of the regulatory authorities toward loan classifications. The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses, after net charge-offs have been deducted, to bring the allowance to a level, which is considered adequate to absorb losses in the loan portfolio. The amount of the provision is based on management's monthly review of the loan portfolio and consideration of such factors as historical loss experience, economic conditions, changes in the size and composition of the loan portfolio, and specific borrower considerations, including the ability to repay the loan and estimated value of the underlying collateral.

The provision for loan losses for the three months ended March 31, 2002 totaled $223 as compared to $227 for the three months ended March 31, 2001, a decrease of $4 or 1.8%. The allowance for loan losses totaled $1,611, or 1.22% of total loans receivable at March 31, 2002. The increase in the provision is reflective of the higher than expected charge offs. Net charge-offs to average loans decreased to .52% for the three month period ended March 31, 2002 from .57% for the period ended March 31, 2001. Net charge-offs have occurred primarily within the consumer portfolio for the nine month period ending March 31, 2002. Approximately $500 thousand or 75% of the $655 net charge-off resulted from the consumer portfolio, $150 thousand or 23% from the business portfolio and remaining 2% from junior lien 1-4 family mortgages. Charge-offs have been made in accordance with the Corporation's standard policy and have occurred primarily in the consumer loan portfolio.

The impact of the weaker economy was reflected through increases in non-accrual loans from the prior year. Non-accrual loans rose from $267 at June 30, 2001 to $1,043 at March 31, 2002. Consumer loans represent approximately 4% of the total, real estate mortgages (1-4 family) represent approximately 17% and business loans mainly collateralized by real estate represent 79% of non-accrual total at March 31, 2002.

                             CONSUMERS BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share data)

OTHER INCOME. Other income includes service charges on deposits and other miscellaneous income. Other income of $420 for the three months ended March 31, 2002 represented a decrease of $111, or 20.9% compared to the $531 of other income for the three months ended March 31, 2001. The decrease is a result of the diminishment of retroactive payments received by the bank on credit life and accident and health premiums earned for good loss experience ratios on prior years sales as well as a reduction in current sales volume of insurance product on reduced consumer lending. Increased income has also been realized from the increase in cash surrender value of life insurance and service charges on deposits.

OTHER EXPENSE. Other expense totaled $1,799 for the three months ended March 31, 2002 compared to $1,734 for the three months ended March 31, 2001, an increase of $65, or 3.7%.

Salary and benefits expense decreased $46 or 4.9% for the three month period and increased $5 or.2 % for nine month period ended March 31, 2002 as compared to March 31, 2001. The decrease is the result of restructuring several lending positions and is temporary. Occupancy expense decreased $17 and $32 for the three and nine month periods ended March 31, 2002, as compared to March 31, 2002.

INCOME TAX EXPENSE. The provision for income taxes totaled $232 for the three months ended March 31, 2002 compared to $214 for the three months ended March 31, 2001. The effective tax rate was 30.0% and 30.5% for the three month periods ended March 31, 2002 and 2001 respectively.

FINANCIAL CONDITION
Total assets at March 31, 2002 were $183,270 compared to $172,272 at June 30, 2001, an increase of $10,998 or 6.4%. Loan receivables decreased $832 from $131,250 at June 30, 2001 to $130,418 at March 31, 2002. Personal loan totals decreased for the period while residential real estate loans increased $1,507 or 2.6%, real estate construction loans decreased $911 or 28.3%, and commercial loans increased $2,090 or 3.9%. The increases are caused by customer refinances on many real estate loans. Loan growth is expected to continue to stabilize in the near future as customers experience a decline in short-term interest rates and longer-term mortgage rates. Available for sale securities have increased from $19,711 at June 30, 2001 to $28,251 at March 31, 2001, or 43.3%. Federal
funds sold have increased $4,500 resulting from deposits increasing $8,400 primarily the result of market expansion. Net interest margins showed compression during the March 2002 quarter as short-term interest rates fell as low as they have been in fifty years and customers are refinancing their longer term loans.

Total shareholders equity increased from $14,217 at June 30, 2001, to $15,095 at March 31, 2002. This increase is a combination of net income for the period, offset by cash dividends paid and a decrease in value of available for sale securities.

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

The Corporation groups its loan portfolio into three major categories: commercial loans, real estate loans, and consumer loans. Commercial loans are comprised of both variable rate notes subject to daily interest rate changes based on the prime rate, and fixed rate notes having maturities of generally not greater than five years. Real estate loans have shown growth recently, with outstanding balances up by $1,507 or 2.6% since June 30, 2001. This is mainly due to the Corporation's ability to tailor loan programs to the specific requirements of the business, professional, and agricultural customers in its market area. The Corporation's real estate loan portfolio consists of three basic segments: conventional mortgage loans having fixed rates and maturities not exceeding fifteen years, variable rate home equity lines of credit, and fixed rate loans having maturity or renewal dates that are less than the scheduled amortization period. Competition is very heavy in the Corporation's market for these types of loans, both from local and national lenders. The Bank became affiliated with third parties, which allow the Bank to offer very attractive mortgage loan options to its customers. The consumer loans offered by the Bank are generally written for periods up to five years, based on the nature of the collateral. These may be either installment loans having regular monthly payments, or demand type loans for short periods of time. Personal loans have declined during the past quarter, as automobile loans have been affected by the auto manufacturers' offerings of zero and highly discounted rates through their financing subsidiaries.

Funds not allocated to the Corporation's loan portfolio are invested in various securities having diverse maturity schedules. The majority of the Corporation's investments are held in U.S. Treasury securities or other securities issued by U.S. Government agencies, and to a lesser extent, investments in tax free municipal bonds. Net interest yields for the investment account were 5.62% and 6.56% respectively for the nine month periods ended March 31, 2002 and March 31, 2001.

The Corporation offers several forms of deposit programs to its customers. The rates offered by the Corporation and the fees charged for them are competitive with others available currently in the market area. Time deposit interest rates have decreased this period. The rate of loan growth has decreased with selected deposit rates decreasing as well. Interest rates on demand deposits and savings deposits continue to decline and are at historical low levels.

                             CONSUMERS BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

(Dollars in  thousands, except per share data)

To provide an additional source of loan funds, the Corporation has entered into an agreement with the Federal Home Loan Bank (FHLB) of Cincinnati to obtain matched funding for loans. Repayment is made either over a fifteen year period, or over a three year period with a balloon payment. At March 31, 2002, these FHLB balances totaled $2,178. The Corporation considers this agreement with the FHLB to be a good source of liquidity funding, secondary to its deposit base.

Jumbo time deposits (those with balances of $100 and over) increased from $12,217 at June 30, 2001 to $13,705 at March 31, 2002. These deposits are monitored closely by the Corporation, priced on an individual basis, and often matched with a corresponding investment instrument. The Corporation has on occasion used a fee paid broker to obtain these types of funds from outside its normal service area as another alternative for its funding needs. These deposits are not relied upon as a primary source of funding however, and the Corporation can foresee no dependence on these types of deposits for the near term. There are no brokered deposits held by the bank at March 31, 2002.
Although management monitors interest rates on an ongoing basis, a rate sensitivity report is used to determine the effect of interest rate changes on the financial statements. In the opinion of management, enough assets or liabilities could be repriced over the near term (up to three years) to compensate for such changes. The spread on interest rates, or the difference between the average earning assets and the average interest bearing liabilities, is monitored quarterly. It is the Corporation's goal to maintain this spread at better than 4.0%. The spread on a taxable equivalent basis for the nine month periods ended March 31, 2002 and 2001 were 5.01% and 5.05%, respectively and for the fiscal year ended June 30, 2001 was 5.03%.

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

                             CONSUMERS BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

(Dollars in  thousands, except per share data)

CAPITAL RESOURCES
Corporate capital levels and minimum required levels:

                                                             March 31, 2002            June 30, 2001
                                                             --------------            -------------
                                                          Amount     Percent        Amount       Percent
                                                          ------     -------        ------       -------
Tier 1 Capital (to risk weighted assets)
--------------
                Actual                                   $13,455        11.3%      $12,330        10.3%
                Required                                   4,764         4.0%        4,800         4.0%


Total Capital (to risk weighted assets)
-------------
                Actual                                    14,945        12.5%      $13,890        11.6%
                Required                                   9,527         8.0         9,600         8.0

Tier 1 Capital (to average assets)
-------------
                Actual                                   $13,455         7.4%      $12,330         7.4%
                Required                                   7,284         4.0%        6,880         4.0


The Company and subsidiary Bank are subject to various regulatory capital requirements administered by federal regulatory agencies. Capital adequacy guidelines and prompt corrective-action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Failure to meet various capital requirements can initiate regulatory action that could have a direct material affect on the Company's financial statements. The Bank is considered well capitalized under the Federal Deposit Insurance Act at March 31, 2002. Management is not aware of any matters occurring subsequent to March 31, 2002 that would cause the Bank's capital category to change.

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

Also in June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which addresses the accounting for such assets arising from prior and future business combinations. Upon the adoption of this Statement, goodwill arising from business combinations will no longer be amortized, but rather will be assessed regularly for impairment, with any such impairment recognized as a reduction to earnings in the period identified. Other identified intangible assets, such as core deposit intangible assets, will continue to be amortized over their estimated useful lives. The Company is required to adopt this Statement on July 1, 2002. The Company believes the impact of this statement on its financial statements will not be material.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which requires that value of a liability be recognized when incurred for the retirement of a long-lived asset and the value of the asset be increased by that amount. The statement also requires that the liability be maintained at its present value in subsequent periods and outlines certain disclosures for such obligations. The adoption of this statement, which is effective January 1, 2003, is not expected to have a material effect on the company's financial statements.

In October 2001, the FASB issued SFAS No. 144,"Accounting for the Impairment or Disposal of Long-Lived Assets"., FAS No. 144 supercedes FAS No. 121 and applies to all long-lived assets (including discontinued operations) and consequently amends APB Opinion No. 30, Reporting Results of

                            CONSUMERS BANCORP, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS




Operations-Reporting the Effects of Disposal of a Segment of a Business. FAS
No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. FAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. The adoption of this statement will not have a material effect on the company's financial statements.

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


Item 4 - Shareholders Meeting
-----------------------------
     Not Applicable


Item 5 - Other Information
--------------------------
     Not Applicable


Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

A.   Exhibits
     Exhibit 11 Statement regarding Computation of Per Share Earnings (included in Note 1 to the Consolidated Financial Statements).Reports on Form 8-K - Consumers Bancorp Inc. filed reports on Form 8-K during the quarter ended March 31, 2002 as follows: None

                             CONSUMERS BANCORP, INC.
                                     10-QSB
                             CONSUMERS BANCORP, INC.
                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Exchange Act, the restraint has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          CONSUMERS BANCORP, INC.
                                          -----------------------
                                                (Registrant)







Date: May 14, 2002                        /s/ Mark S. Kelly
      ------------                        -------------------------------------
                                          Mark S. Kelly
                                          President and C.E.O.







Date: May 14, 2002                        /s/ Paula J. Meiler
      ------------                        -------------------------------------
                                          Chief Financial Officer