Form 10KSB
period 2002-06-30
CONSUMERS BANCORP INC /OH/
filed 2002-09-30
CIK 1006830

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

                          (Mark one)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

CONSUMERS BANCORP, INC.
 (Name of small business issuer in its charter)

OHIO	34-1771400

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

614 East Lincoln Way, P.O. Box 256, Minerva, Ohio	44657

(Address of principal executive offices)	(Zip code)

(330) 868-7701 (Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Shares, no par
                 (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     ☒     No    ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Issuer’s revenue for the year ended June 30, 2002 was: $ 15,435,000.

At September 26, 2002, there were issued and outstanding 2,146,281 of the Issuer’s Common Shares.

The aggregate market value of the Issuer’s voting stock held by nonaffiliates of the Issuer as of September 16, 2002 was $31,333,916.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Issuer’s 2002 Annual Report to Shareholders are incorporated into Part I, Item 1 and 2 and Part II, Items 5, 6 and 7.

Portions of the Issuer’s Proxy Statement dated September 9, 2002, are incorporated by reference into Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act; Item 10. Executive Compensation; Item 11. Security Ownership of Certain Beneficial Owners and Management; and Item 12. Certain Relationships and Related Transactions, of Part III.

Transitional Small Business Disclosure Form (check one):

   Yes    ☐     No    ☒

PART I

ITEM 1 — DESCRIPTION OF BUSINESS

Business

Consumers Bancorp, Inc. (the “Corporation”), is a bank holding company under the Bank Holding Company Act of 1956, as amended and is a registered financial holding company, Incorporated under the laws of the State of Ohio, the Corporation owns all of the issued and outstanding capital stock of Consumers National Bank (the “Bank”), a bank chartered under the laws of the United States. On February 28, 1995, the Corporation acquired all of the common stock issued by the Bank. The Corporation’s activities have been limited primarily to holding the common shares of the Bank.

Serving the Minerva, Ohio area since 1965, the Bank’s main office is located at 614 E. Lincoln Way, Minerva, Ohio. The Bank’s business involves attracting deposits from businesses and individual customers and using such deposits to originate commercial, mortgage and consumer loans in its market area, consisting primarily of Stark, Columbiana, Carroll and contiguous counties in Ohio. The Bank also invests in securities consisting primarily of U.S. government and government agency obligations, municipal obligations, mortgage-backed securities and other securities.

The Bank owns 100% of Community Finance Home Mortgage Co. Inc., (“Community Finance”), a registered finance company in the State of Ohio and 100% of Community Title Agency, Inc., a title agency company. Each subsidiary accounts for less than 2% of the Corporation’s consolidated assets and business.

Supervision and Regulation

Regulation of the Corporation:

The Bank Holding Company Act: As a bank holding company, the Corporation is subject to regulation under the Bank Holding Company Act of 1956, as amended (the “BHCA”) and the examination and reporting requirements of the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). Under the BHCA, the Corporation is subject to periodic examination by the Federal Reserve Board and required to file periodic reports regarding its operations and any additional information that the Federal Reserve Board may require.

The BHCA generally limits the activities of a bank holding company to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries and engaging in any other activities that the Federal Reserve Board has determined to be so closely related to banking or to managing or controlling banks as to be a proper incident to those activities. In addition, the BHCA requires every bank holding company to obtain the approval of the Federal Reserve Board prior to acquiring substantially all the assets of any bank, acquiring direct or indirect ownership or control of more than 5% of the voting shares of a bank or merging or consolidating with another bank holding company.

Gramm-Leach-Bliley Act: In November 1999 the Gramm-Leach-Bliley Act of 1999 (GLB Act) went into effect making substantial revisions to statutory restrictions separating banking activity form other financial activities. Under the GLB Act, bank holding companies that are well capitalized, well-managed and have at least a satisfactory Community Reinvestment Act rating can elect to become “financial holding companies.” Financial holding companies may engage in or acquire companies that engage in a broad range of financial services which were previously not permitted, such as insurance underwriting, securities underwriting and distribution.

The GLB Act adopts a system of functional regulation under which the Federal Reserve Board is designated as the umbrella regulator for financial holding companies, but financial holding company affiliates are principally regulated by functional regulators such as the FDIC for state nonmember bank affiliates, the Securities and Exchange commission for securities affiliates and state insurance regulators for insurance affiliates. The Corporation filed an election with the Federal Reserve on March 13, 2000, to become a financial holding company. This election was effective on March 23, 2000.

The GLB Act contains extensive provisions on a customer’s right to privacy of non-public personal information. Under these provisions, a financial institution must provide to its customers the institution’s policies and procedures regarding the handling of customers’ non-public personal information. Except in certain cases, an institution may not provide personal information to unaffiliated third parties unless the institution discloses that such information may be disclosed and the customer is given the opportunity to opt out of such disclosure. Consumers National Bank and Consumers Bancorp are also subject to certain state laws that deal with the use and distribution of non-public personal information.

One possible consequence of the GLB Act may be increased competition from financial services companies that will be permitted to provide many types of financial services to customers.

Interstate Banking and Branching: Prior to enactment of the Interstate Banking and Branch Efficiency Act of 1995, the Corporation would have been prohibited from acquiring banks outside Ohio, unless the laws of the state in which the target bank was located specifically authorized the transaction. The Interstate Banking and Branch Efficiency Act has eased restrictions on interstate expansion and consolidation of banking operations by, among other things: (i) permitting interstate bank acquisitions regardless of host state laws, (ii) permitting interstate merger of banks unless specific states have opted out of this provision and (iii) permitting banks to establish new branches outside the state provided the law of the host state specifically allows interstate bank branching.

Regulation of the Bank:

OCC & FDIC Regulation: As a national bank, Consumers National Bank is subject to regulation, supervision and examination by the Office of the Comptroller of the Currency. It is also subject to regulation, supervision and examination by the Federal Deposit Insurance Corporation.

Under regulations promulgated by the OCC, the Bank may not declare a dividend in excess of its undivided profits. Additionally, the Bank may not declare a dividend if the total amount of all dividends, including the proposed dividend, declared by the Bank in any calendar year exceeds the total of it’s retained net income of that year to date, combined with its retained net income of the two preceding years, unless the dividend is approved by the OCC. The Bank may not declare or pay any dividend if, after making the dividend, the Bank would be “undercapitalized,” as defined in the federal regulations.

The FDIC is an independent federal agency which insures the deposits of federally-insured banks and savings associations up to certain prescribed limits and safeguards the safety and soundness of financial institutions. The deposits of the Bank are subject to the deposit insurance assessments of the Bank Insurance Fund of the FDIC. Under the FDIC’s deposit insurance assessment system, the assessment rate for any insured institutions may vary according to regulatory capital levels of the institution and other factors such as supervisory evaluations.

The FDIC is authorized to prohibit any insured institution from engaging in any activity that poses a serious threat to the insurance fund and may initiate enforcement actions against banks, after first giving the institution’s primary regulatory authority an opportunity to take such action. The FDIC may also terminate the deposit insurance of any institution that has engaged in or is engaging in unsafe ore unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, order or condition imposed by the FDIC.

Capital Guidelines: The Federal Reserve Board has adopted risk-based capital guidelines to evaluate the adequacy of capital of bank holding companies and state member banks. The guidelines involve a process of assigning various risk weights to different classes of assets, then evaluating the sum of the risk-weighted balance sheet structure against the holding company’s capital base. Failure to meet capital guidelines could subject a banking institution to various penalties, including termination of FDIC deposit insurance. The Bank had risk-based capital ratios above minimum requirements at June 30, 2002.

Community Reinvestment Act: The Community Reinvestment Act requires depository institutions to assist in meeting the credit needs of their market areas, including low and moderate-income areas, consistent with safe and sound banking practices. Under this Act, each institution is required to adopt a statement for each of its marketing areas describing the depository institution’s efforts to assist in its community’s credit needs. Depositary institutions are periodically examined for compliance and assigned ratings. Banking regulators consider these ratings when considering approval of a proposed transaction by an institution.

In addition, the Bank is subject to federal regulations regarding such matters as reserves, limitations on the nature and the amount of loans and investments, issuance or retirement of its own securities, limitations on the payment of dividends and other aspects of banking operations.

Effects of Government Monetary Policy:

The earnings of the Bank are affected by general and local economic conditions and by the policies of various governmental regulatory authorities. In particular, the Federal Reserve Board regulates money and credit conditions and interest rates to influence general economic conditions, primarily through open market acquisitions or dispositions of United States Government securities, varying the discount rate on member bank borrowings and setting reserve requirements against member and nonmember bank deposits. Federal Reserve Board monetary policies have had a significant effect on the interest income and interest expense of commercial banks, including the Bank, and are expected to continue to do so in the future.

Future Regulatory Uncertainty:

Federal regulation of financial institutions changes regularly and is the subject of constant legislative debate. Further regulations may arise from the events of September 11, 2001, such as the USA Patriot Act of 2001 which grants law enforcement officials greater powers over financial institutions to combat terrorism and money laundering. As a result, the Corporation cannot forecast how federal regulation of financial institutions may change in the future or its impact on the Corporation’s operations.

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

In addition to the supervision and regulation matters listed above, the Bank is also a member of the Federal Home Loan Bank of Cincinnati (the “FHLB”). Community Finance is subject to regulation by the State of Ohio.

Employees

As of June 30, 2002, the Bank employed 97 full-time and 19 part-time employees.

Statistical Disclosure

The following section contains certain financial disclosures related to the Registrant as required under the Securities and Exchange Commission’s Industry Guide 3, “Statistical Disclosures by Bank Holding Companies”, or a specific reference as to the location of the required disclosures in the Registrant’s 2002 Annual Report to Shareholders, portions of which are incorporated in this 10-KSB by reference.

I.     DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

The following tables further illustrate the impact on net interest income from changes in average balances and yields of the Corporation’s assets and liabilities.

Average Balance Sheets and Analysis of Net Interest Income for the Years Ended June 30,
(In thousands except percentages)

	2002			2001			2000

	Average		Yield/	Average		Yield/	Average		Yield/
Assets	balance	Interest	rate	balance	Interest	rate	balance	Interest	rate

	(Dollars in thousands)
Interest-earning assets:

Taxable securities	$23,124	$1,189	5.14%	$19,472	$1,250	6.42%	$20,173	$1,247	6.81%

Nontaxable securities	2,663	122	6.98	2,359	112	7.19	2,671	129	7.30

Loans receivable	132,502	12,115	9.14	126,348	12,426	9.83	105,696	10,334	9.78

Federal funds sold	8,998	188	2.09	3,366	187	5.56	2,246	127	5.65

Total Interest-Earning Assets	167,287	13,614	8.14	151,545	13,975	9.26	130,786	11,837	9.03

Noninterest-Earning Assets	15,358			15,531			12,009

Total Assets	$182,645			$167,067			$142,795

Interest Bearing Liabilities NOW	$12,593	$181	1.44%	$12,037	$205	1.70%	$11,723	$206	1.76%

Savings	55,692	913	1.64	51,318	1,512	2.95	47,551	1,255	2.64

Time deposits	63,729	2,970	4.66	60,242	3,460	5.74	44,721	2,266	5.07

Repurchase agreements	3,185	79	2.48	1,170	57	4.87	105	5	4.76

FHLB advances	2,208	135	6.11	1,917	122	6.36	4,422	279	6.31

Total interest bearing liabilities	137,407	4,278	3.11	126,684	5,356	4.23	108,522	4,011	3.70

Noninterest bearing liabilities	30,180			27,041			22,546

Total liabilities	167,587			153,725			131,068

Shareholders equity	15,058			13,351			11,727

Total liabilities and Shareholders equity	$182,645			$167,076			$142,795

Net interest income, interest Rate spread		$9,336	5.03%		$8,619	5.03%		$7,826	5.33%

Net interest margin (net interest As a percent of average interest- Earning assets			5.58%			5.69%			5.97%

Average interest-earning assets to Interest-bearing liabilities			121.75%			119.62%			120.57%

Nonaccruing loans are included in the daily average loan amounts outstanding. Yields on nontaxable securities have been computed on a fully tax equivalent basis utilizing a 34% tax rate.

The following table presents the changes in the Corporation’s interest income and interest expense resulting from changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities. Changes attributable to both rate and volume that cannot be segregated have been allocated in proportion to the changes due to rate and volume.

INTEREST RATES AND INTEREST DIFFERENTIAL

	2002 Compared to 2001			2001 Compared to 2000
	Increase/(Decrease)			Increase/(Decrease)

	(In thousands)
		Change	Change		Change	Change
	Total	due to	due to	Total	due to	due to
	Change	Volume	Rate	Change	Volume	Rate

Securities Taxable	$(61)	$235	$(296)	$3	$(43)	$46

Nontaxable (1)	10	14	(4)	(17)	(15)	(2)

Loans receivable (2)	(311)	605	(916)	2,092	2,019	73

Federal funds sold	1	313	(312)	60	63	(3)

Total interest income	(361)	1,167	(1,528)	2,138	2,024	114

Deposits NOW accounts	(24)	9	(33)	(1)	6	(7)

Savings deposits	(599)	129	(728)	257	99	158

Time deposits	(490)	200	(690)	1,194	786	408

Repurchase agreements	22	98	(76)	52	51	1

FHLB Advances	13	19	(6)	(157)	(158)	1

Total interest expense	(1,078)	455	(1,533)	1,345	784	561

Net interest income	$717	$712	$5	$793	$1,240	$(447)

(1)	Nontaxable income is adjusted to a fully tax equivalent basis utilizing a 34% tax rate.

(2)	Nonaccrual loan balances are included for purposes of computing the rate and volume effects although interest on these balances has been excluded.

II.     INVESTMENT PORTFOLIO

The following table sets forth certain information regarding the amortized cost and fair value of the Bank’s securities at the dates indicated.

			At June 30,
	2002		2001		2000

	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value

U.S. Treasury and Federal Agencies	$11,067	$11,167	7,520	$7,640	$9,525	$9,360

Obligations of State and Political subdivisions	3,040	3,104	2,440	2,471	2,562	2,491

Mortgage-backed securities	18,481	18,806	8,483	8,592	9,597	9,328

Equity securities	1,042	1,045	986	1,008	1,003	1,000

Total securities	$33,630	$34,122	19,429	$19,711	$22,687	$22,179

The following tables summarize the amounts and distribution of the Corporation’s securities held and the weighted average yields as of June 30, 2002:

	Amortized	Fair	Average
	Cost	Value	Yield/cost

	(Dollars in thousands)
AVAILABLE FOR SALE

U.S. Treasury and Federal

Agencies:

3 months or less	$1,000	$1,005	6.25%

Over 3 months through 1 year	3,002	3,021	3.56

Over 1 year through 5 years	7,065	7,141	4.16

Over 5 years through 10 years

Total U.S. Treasury and Federal Agencies	11,067	11,167	4.19

Obligations of State and

Political subdivisions:

Over 3 months or less Over 3 months through 1 year	282	285	5.79

Over 1 year through 5 years	1,635	1,676	4.74

Over 5 years through 10 years	1,123	1,143	6.04

Total Obligations of State

And Political subdivisions	3,040	3,104	5.32

Mortgage-backed:

Over 3 months through 1 year	81	82	4.77

Over 1 year through 5 years	17,226	17,539	5.54

Over 5 years through 10 years	1,119	1,130	5.36

Over 10 years	55	55	6.02

Total Mortgage-backed	18,481	18,806	5.53

Equity securities	1,042	1,045	1.69

Total securities	$33,630	$34,122	4.95%

The weighted average interest rates are based on coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount. The weighted average yield on tax-exempt obligations has been determined on a tax equivalent basis. Other securities consists primarily of Federal Home Loan Bank and Great Lakes Bankers Bank stock that bear no stated maturities and do not reflect principal prepayment assumptions. Available for sale yields are based on amortized cost balances.

Excluding those holdings of the investment portfolio in U.S. Treasury securities and other agencies and corporations of the U.S. government, there were no investments in securities of any one issuer that exceeded 10% of the consolidated shareholders’ equity of the Registrant at June 30, 2002.

III. LOAN PORTFOLIO

A.	Types of Loans – Total loans on the balance sheet are comprised of the following classifications at June 30,

	2002	2001	2000	1999	1998

(Dollars in thousands)

Real estate — mortgage	$56,716	$58,103	$43,769	$40,258	$44,073

Real estate – construction	2,107	3,214	878	785	1,609

Commercial, financial and agricultural	53,535	53,187	54,542	40,564	36,449

Installment loans to individuals	13,029	18,574	18,810	15,415	13,228

Total Loans	$125,387	$133,078	$117,999	$97,022	$95,359

B.	Maturities and Sensitivities of Loans to Changes in Interest Rates – The following is a schedule of contractual maturities and repayments excluding residential real estate mortgage and consumer loans, as of June 30, 2002:

(Dollars in thousands)

Commercial, financial and agricultural Due in one year or less	$14,728

Due after one year, but within five years	26,534

Due after five years	12,273

Total	$53,535

The following is a schedule of fixed rate and variable rate commercial, financial and agricultural loans due after one year (variable rate loans are those loans with floating or adjustable interest rates):

	Fixed	Variable
	Interest Rates	Interest Rates

(Dollars in thousands)

Total commercial, financial and agricultural loans due after one year	$21,949	$16,858

C.     Risk Elements

Nonaccrual, Past Due and Restructured Loans – The following schedule summarizes nonaccrual, past due, and restructured loans:

	2002	2001	2000	1999	1998

(Dollars in thousands)

Nonaccrual loans	$829	$267	$53	$136	$43

Accrual loans past due 90 days	552	73	233	236	644

Restructured loans	—	—	—	—	—

Total	1,381	340	286	372	687

Potential problem loans	—	—	—	—	—

Total	$1,381	$340	$286	$327	$687

Potential Problem Loans –There were no loans not otherwise identified which are included on management’s watch list. Management’s watch list includes both loans which management has some doubt as to the borrowers’ ability to comply with the present repayment terms and loans which management is actively monitoring due to changes in the borrowers financial condition. These loans and their potential loss exposure have been considered in management’s analysis of the adequacy of the allowance for loan losses.

Foreign Outstandings – There were no foreign outstandings during the periods presented.

There are no concentrations of loans greater than 10% of total loans, which are not otherwise disclosed as a category of loans.

No material amount of loans that have been classified by regulatory examiners as loss, substandard, doubtful, or special mention have been excluded from the amounts disclosed as nonaccrual, past due 90 days or more, restructured, or potential problem loans.

Other Interest Bearing Assets –As of June 30, 2002, there are no other interest bearing assets that would be required to be disclosed under Item III C.1 or 2 if such assets were loans. The Corporation had no Other Real Estate Owned as of June 30, 2002 and June 30, 2001.

IV.     SUMMARY OF LOAN LOSS EXPERIENCE

The following schedule presents an analysis of the allowance for loan losses, average loan data, and related ratios for the years ended June 30,

	2002	2001	2000	1999	1998

(Dollars in thousands)

Allowance for loan losses at beginning of year	$1,552	$1,413	$1,193	$1,145	$1,060

Loans charged off:

Real estate mortgage	174	73	0	3	3

Real estate construction	4	0	0	0	0

Commercial, financial and agricultural	17	79	34	148	5

Installment loans to individuals	740	493	285	144	70

Total charge-offs	935	645	319	295	78

Recoveries:

Real estate mortgage	4	0	0	0	0

Real estate construction	0	0	0	0	0

Commercial, financial and agricultural	0	38	40	0	2

Installment loans to individuals	130	83	52	65	35

Total recoveries	134	121	92	65	37

Net charge-offs	799	524	227	230	41

Provision for loan loss charged to operations	917	663	447	278	126

Allowance for loan losses at end of year	$1,668	$1,552	$1,413	$1,193	$1,145

The allowance for loan losses balance and the provision charged to expense are judgmentally determined by Management based upon the periodic review of the loan portfolio, an analysis of impaired loans, past loan loss experience, economic conditions, anticipated loan portfolio growth, and various other circumstances which are subject to change over time. In making this judgment, management reviews selected large loans as well as delinquent loans, nonaccrual loans, problem loans, and loans to industries experiencing economic difficulties. The collectibility of these loans is evaluated after considering the current financial position of the borrower, the estimated market value of the collateral, guarantees and the Corporation’s collateral position versus other creditors. Judgments, which are necessarily subjective, as to the probability of loss and the amount of such loss, are formed on these loans, as well as other loans in the aggregate.

The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios:

	Allocation of the Allowance for Loan Losses

(Dollars in thousands)		Percentage		Percentage
		of Loans		of Loans
		In Each		in Each
	Allowance	Category to	Allowance	Category to
	Amount	Total Loans	Amount	Total Loans

	June 30, 2002

Commercial, financial and agricultural	$680	42.7%

Installment loans to individuals	581	10.4

Real Estate	241	46.9

Unallocated	166	—

Total	$1,668	100.0%

	June 30, 2001		June 30, 2000

Commercial, financial and agricultural	$662	40.0%	$650	46.3%

Installment loans to individuals	437	14.0	296	15.9

Real Estate	287	46.0	226	37.8

Unallocated	166	—	241	—

Total	$1,552	100.0%	$1,413	100.0%

	June 30, 1999		June 30, 1998

Commercial, financial and agricultural	$553	41.8%	$524	38.2%

Installment loans to individuals	248	15.9	232	13.9

Real Estate	206	42.3	176	47.9

Unallocated	186	—	213	—

Total	$1,193	100.0%	$1,145	100.0%

At June 30, 2002 there was no loans classified as impaired and therefore no specific allocations for any loans classified as impaired.

While management’s periodic analysis of the adequacy of the allowance for loan loss may allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-offs that occur.

V.     DEPOSITS

The following is a schedule of average deposit amounts and average rates paid on each category for the periods included:

	Years Ended June 30,

	2002		2001		2000

(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate

Noninterest bearing demand deposit	$28,322		$25,091		$20,941

Interest bearing demand deposits	12,593	1.44%	12,037	1.70%	11,723	1.76%

Savings	55,692	1.64	51,318	2.95	47,551	2.64

Certificates and other time deposits	63,729	4.66	60,242	5.74	44,721	5.07

Total	$160,366	2.53%	$148,688	3.48%	$124,936	2.98%

The following table summarizes time deposits issued in amounts of $100,000 or more as of June 30, 2002 by time remaining until maturity:

(Dollars in thousands)

Maturing in:

Under 3 months	$2,821

Over 3 to 6 months	2,760

Over 6 to 12 months	2,110

Over 12 months	3,794

Total	$11,485

VI. Return on Equity and Assets

	June 30, 2002	June 30, 2001	June 30, 2000

Return on Average Assets	1.22%	1.23%	1.33%

Return on Average Equity	14.85	15.33	16.15

Dividend Payout Ratio	30.77	31.85	32.89

Average Equity to Average Assets	8.24	7.99	8.21

ITEM 2 — DESCRIPTION OF PROPERTY

The Bank owns and maintains the premises in which six of the ten banking facilities are located. Carrollton, Alliance, and the Salem finance offices are leased to the Bank. The location of each of the offices is as follows:

Minerva Office:	614 E. Lincoln Way, P.O. Box 256, Minerva, Ohio, 44657

Salem Office:	141 S. Ellsworth Ave., P.O. Box 798, Salem, Ohio, 44460

Waynesburg Office:	8607 Waynesburg Dr. SE, P.O. Box 746, Waynesburg, Ohio, 44423

Hanoverton Office:	30034 Canal St., P.O. Box 178, Hanoverton, Ohio, 44423

Carrollton Office:	1017 Canton Rd. NW, P.O. Box 8, Carrollton, Ohio, 44615

Alliance Office:	610 West State St., Alliance, Ohio, 44601

Salem Finance Office:	2368 A. East State St., Salem, Ohio, 44460

East Canton Office:	440 W. Noble, East Canton, Ohio, 44730

Lisbon Office:	785 Dickey Dr., Lisbon, Ohio 44432

Louisville Office:	1111 N. Chapel St., Louisville, Ohio 44641

In the opinion of the management of the Corporation, the properties listed above are adequately covered by insurance.

ITEM 3 — LEGAL PROCEEDINGS

Management is not aware of any pending or threatened litigation in which the Corporation or its subsidiary Bank faces potential loss or exposure which will materially affect the consolidated financial statements or involves a claim for damages exceeding ten percent of the assets of the Corporation.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Nothing to be reported.

PART II

ITEM 5 — MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The information required by this section is incorporated by reference to the information appearing under the caption “Market Price of the Corporation’s Common Shares & Related Shareholder Matters” located on Page 4 of the 2002 Annual Report to Shareholders incorporated herein by reference.

ITEM 6 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” appears on pages 24 through 30 of the Registrant’s 2002 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7 – FINANCIAL STATEMENTS

The Registrant’s Report of Independent Auditors and Consolidated Financial Statements and accompanying notes are listed below and are incorporated herein by reference to Consumers Bancorp, Inc.’s 2002 Annual Report to Shareholders (Exhibit 13, pages 5 through 23).

Report of Independent Auditors

Consolidated Balance Sheets
June 30, 2002 and 2001

Consolidated Statements of Income
For the years ended June 30, 2002 and 2001

Consolidated Statement of Changes in Shareholders’ Equity
For the years ended June 30, 2002 and 2001

Consolidated Statements of Cash Flows
For the years ended June 30, 2002 and 2001

Notes to Consolidated Financial Statements

ITEM 8 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No such items.

PART III

ITEM 9 — DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information for Item 9 appears on pages 4, 5 and 11 of the Registrant’s Definitive Proxy Statement and Notice of Annual Meeting of Shareholders to be held on October 16, 2002, dated September 9, 2002, and is incorporated herein by reference.

ITEM 10 — EXECUTIVE COMPENSATION

Information for Item 10 appears on page 10 of the Registrant’s Definitive Proxy Statement and Notice of Annual Meeting of Shareholders to be held on October 16, 2002, dated September 9, 2002, and is incorporated herein by reference.

ITEM 11 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information for Item 11 appears on pages 8 and 9 of the Registrant’s Definitive Proxy Statement and Notice of Annual Meeting of Shareholders to be held on October 16, 2002, dated September 9, 2002, and is incorporated herein by reference.

ITEM 12 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information for Item 12 appears on page 11 of the Registrant’s Definitive Proxy Statement and Notice of Annual Meeting of Shareholders to be held on October 16, 2002, dated September 9, 2002, and is incorporated herein by reference.

ITEM 13 — EXHIBITS LIST AND REPORTS ON FORM 8-K

(a)	EXHIBITS

Regulation S-B
Exhibit Number	Description of Document

3.1	Amended and Restated Articles of Incorporation of the Corporation. Reverence is made to Exhibit A to the Definitive Proxy Statement of the Corporation filed September 28, 2000, which exhibit is incorporated herein by reference.

3.2	Amended and Restated Code of Regulations of the Corporation. Reference is made to Exhibit A to the Definitive Proxy Statement of the Corporation filed September 9, 2002, which is incorporated herein by reference.

4	Form of Shares Certificate of Common Shares. Filed with this Annual Report on Form 10-KSB.

11	Computation of Earnings per Share. Reference is made to the Corporation’s 2002 Annual Report to Shareholders Note 1, page 12, which is incorporated herein by reference.

13	Annual Report to Shareholders for the fiscal year ended June 30, 2002. Filed with this Annual Report on Form 10-KSB

21	Subsidiaries of Consumers Bancorp. Filed with this Annual Report on Form 10-KSB.

99.1	Certification of Chief Executive Officer Pursuant to 10 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(b)	REPORTS ON FORM 8-K

Consumers Bancorp Inc. filed no reports on Form 8-K during the quarter ended June 30, 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSUMERS BANCORP INC.

September 26, 2002 Date	By: /s/ Mark S. Kelly Mark S. Kelly President and Chief Executive Officer

By: /s/ Paula J. Meiler Paula J. Meiler Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of registrant and in the capacities indicated on September 26, 2002.

Signatures	Signatures

/s/ Mark S. Kelly Mark S. Kelly President and Chief Executive Officer	/s/ Laurie L. McClellan Laurie L. McClellan Chairman of the Board and Director

/s/ J.V. Hanna J.V. Hanna Vice President and Director	/s/ Walter J. Young Walter J. Young Vice President and Director

/s/ John P. Furey John P. Furey Director	/s/ David W. Johnson David W. Johnson Director

/s/ James R. Kiko James R. Kiko Director	/s/ Thomas M. Kishman Thomas M. Kishman Director

/s/ Homer R. Unkerfer Homer R. Unkefer Director Consumers Bancorp

Consumers Bancorp

Index to Exhibits

Regulation S-B
Exhibit Number	Description of Document

3.1	Amended and Restated Articles of Incorporation of the Corporation. Reference is made to Exhibit A to the Definitive Proxy Statement of the Corporation filed September 28, 2000, which exhibit is incorporated herein by reference.

3.2	Amended and Restated Code of Regulations of the Corporation. Reference is made to Exhibit A to the Definitive Proxy Statement of the Corporation filed September 9, 2002, which exhibit is incorporated herein by reference.

4	Form of Shares Certificate of Common Shares. Filed with this Annual Report on Form 10-KSB.

11	Computation of Earnings per Share. Reference is made to the Corporation’s 2002 Annual Report to Shareholders Note 1, page 12, which is incorporated herein by reference.

13	Annual Report to Shareholders for the fiscal year ended June 30, 2002. Filed with this Annual Report on Form 10-KSB.

21	Subsidiaries of Consumers Bancorp. Filed with this Annual Report on Form 10-KSB.

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.