Form 10-Q
period 2002-09-30
CONSUMERS BANCORP INC /OH/
filed 2002-11-14
CIK 1006830

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002.

Commission file number
033-79130

CONSUMERS BANCORP, INC.

(Exact name of Issuer as specified in its charter)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value	Outstanding at November 12, 2002
2,146,281 Common Shares

CONSUMERS BANCORP, INC
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2002
Part I – Financial Information

Item 1 – Financial Statements (Unaudited)

Interim financial information required by Item 310 (b) of Regulation S-B is included in this Form 10-Q as referenced below:

CONSUMERS BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share data)

	Unaudited	Audited
	September 30, 2002	June 30, 2002

ASSETS

Cash and cash equivalents	$10,015	$7,851

Federal funds sold	6,128	7,710

Securities, available for sale	32,071	34,122

Loans, net	123,062	123,454

Cash surrender value of life insurance	3,546	3,499

Premises and equipment, net	5,739	5,334

Intangible assets	1,498	1,538

Accrued interest receivable and other assets	1,088	1,196

Total assets	$183,147	$184,704

LIABILITIES

Deposits

Non-interest bearing demand	$31,464	$31,044

Interest bearing demand	13,515	12,948

Savings	58,235	58,137

Time	54,491	57,939

Total Deposits	157,705	160,068

Securities sold under agreements to repurchase	4,869	5,133

Federal Home Loan Bank advance	2,126	2,153

Accrued interest and other liabilities	2,024	1,530

Total liabilities	166,724	168,884

SHAREHOLDERS’ EQUITY

Common stock (no par value, 2,500,000 shares authorized; 2,160,000 issued)	4,869	4,869

Retained earnings	11,300	10,830

Treasury stock, at cost (13,719 shares at September 30, 2002 and June 30, 2002)	(204)	(204)

Accumulated other comprehensive income	458	325

Total shareholders’ equity	16,423	15,820

Total liabilities and shareholders’ equity	$183,147	$184,704

See accompanying notes to consolidated financial statements

CONSUMERS BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months ended
	September 30,
	2002	2001

Interest income

Loans, including fees	$2,727	$3,199

Securities	363	272

Taxable	363	272

Tax-exempt	31	29

Federal funds sold	44	64

Total interest income	3,165	3,564

Interest expense

Deposits	742	1,301

Federal Home Loan Bank advances	34	34

Other	23	19

Total interest expense	799	1,354

Net interest income	2,366	2,210

Provision for loan losses	118	188

Net interest income after

Provision for loan losses	2,248	2,022

Other income

Service charges on deposit accounts	355	247

Other	187	157

Total other income	542	404

Other expenses

Salaries and employee benefits	912	860

Occupancy	296	270

Directors’ fees	47	44

Professional fees	82	41

Franchise taxes	45	45

Printing and supplies	42	46

Telephone	51	47

Amortization of intangible	40	40

Other	317	278

Total other expenses	$1,832	$1,671

Income before income taxes	958	755

Income tax expense	316	232

Net Income	$642	$523

Basic earnings per share	$.30	$.24

See accompanying notes to consolidated financial statements

CONSUMERS BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(Dollars in thousands, except per share data)

	Three Months ended
	September 30,
	2002	2001

Balance at beginning of period	$15,820	$14,217

Comprehensive income
Net Income	642	523

Other comprehensive income	133	113

Total comprehensive income	775	636

Common cash dividends	(172)	(159)

Treasury shares issued		6

Balance at the end of the period	$16,423	$14,700

Common cash dividends per share	$0.08	$0.073

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Dollars in thousands)

	Three Months Ended
	September 30,
	2002	2001

Cash flows from operating activities

Net income	$642	$523

Adjustments to reconcile net income to net cash from operating activities	677	227

Net cash from operating activities	1,319	750

Cash flow from investing activities

Securities available for sale

Purchases	(3,868)	(3,237)

Maturities and principal pay downs	6,025	875

Net decrease (increase) in federal funds sold	1,582	(4,000)

Net decrease (increase) in loans	492	(845)

Acquisition of premises and equipment	(560)	(52)

Net cash from investing activities	3,671	(7,259)

Cash flow from financing

Net (decrease) increase in deposit accounts	(2,363)	6,191

Net (decrease) increase in repurchase agreements	(264)	1,367

Repayments of FHLB advances	(27)	(8)

Dividends paid	(172)	(159)

Sale of treasury stock		6

Net cash from financing activities	(2,826)	7,397

Increase in cash or cash equivalents	2,164	888

Cash and cash equivalents, beginning of year	7,851	6,626

Cash and cash equivalents, end of period	$10,015	$7,514

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited)

(Dollars in thousands, except per share amounts)

Note 1 — Principles of Consolidation: The consolidated financial statements include the accounts of Consumers Bancorp, Inc. (Corporation) and its wholly owned subsidiary, Consumers National Bank (Bank). The Bank has a finance company Community Finance Home Mortgage Company, Inc. and a title company, Community Title Agency, Inc. as part of its business. All significant intercompany transactions have been eliminated in the consolidation.

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated balance sheets of the Corporation at September 30, 2002, and its income and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances. The Annual Report for the Corporation for the year ended June 30, 2002, contains consolidated financial statements and related notes that should be read in conjunction with the accompanying consolidated financial statements.

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

Cash Reserves: Consumers National Bank is required by the Federal Reserve Bank to maintain reserves consisting of cash on hand and noninterest-bearing balances on deposit with the Federal Reserve Bank. The required reserve balance at September 30, 2002 was $1,208 and at June 30, 2002 was $1,181.

Securities: Securities are classified only as available-for-sale. Held-to-maturity securities are those that the Bank has the positive intent and ability to hold to maturity, and are reported at amortized cost. Available-for-sale securities are those that the Bank may decide to sell if needed for liquidity, asset-liability management, or other reasons. Available-for-sale securities are reported at fair value, with unrealized gains or losses included as a separate component of equity, net of tax.

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements (Unaudited)(continued)

(Dollars in thousands, except per share amounts)

Note 1 – continued

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

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required based on past loan loss experience, known and inherent risks in the portfolio, information about specific borrower situations and estimated collateral values. Allocations of the allowance maybe made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

Loan impairment is reported when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage and consumer loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected from the collateral. Loans are evaluated for impairment when payments are delayed, typically 90 days or more, or when it is probable that not all principal and interest amounts will be collected according to the original terms of the loan. No loans were determined to be impaired, as of and for the periods ended September 30, 2002 and June 30, 2002.

Cash Surrender Value of Life Insurance: The Bank has purchased single-premium life insurance policies to insure the lives of the participants in the salary continuation plan. As of September 30, 2002, the Bank has total purchased policies of $2,520 (total death benefit

CONSUMERS BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)(continued)

(Dollars in thousands, except per share amounts)

Note 1- continued

$8,234) with a cash surrender value of $3,546. As of June 30, 2002, the Bank had total purchased policies of $ 2,885 (total death benefit $9,358) with a cash surrender value of $3,499 The amount included in income (net of policy commissions and mortality costs) was approximately $47 and $38 for the three month periods ended September 30, 2002 and 2001.

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

Other Real Estate Owned: Real estate properties, other than Company premises, acquired through, or in lieu of, loan foreclosure are initially recorded at fair value at the date of acquisition. Any reduction to fair value from the carrying value of the related loan at the time of acquisition is accounted for as a loan loss. After acquisition, a valuation allowance reduces the reported amount to the lower of the initial amount or fair value less costs to sell. Expenses, gains and losses on disposition, and changes in the valuation allowance are reported in other expenses. Properties held as other real estate owned at September 30, 2002 were $12 and $0 at June 30, 2002.

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

CONSUMERS BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)(continued)

(Dollars in thousands, except per share amounts)

Note 1- continued

Earnings and Dividends Declared per Share: Earnings per common share are computed based on the weighted average common shares outstanding. The number of outstanding shares used was 2,146,281 and 2,150,680 for the quarters ending September 30, 2001 and September 30, 2002. The Company’s capital structure contains no dilutive securities. As of September 30, 2002 the Company has 2,500,000 shares of common stock authorized and 2,160,000 issued.

Statement of Cash Flows: For purpose of reporting cash flows, cash and cash equivalents include the Company’s cash on hand and due from banks. The company reports net cash flows for customer loan transactions and deposit transactions. For the three months ended September 30, 2002 and 2001, the Corporation paid $857 and $1,429 in interest and $75 and $77 in income taxes.

Note 2 – Securities available for sale

The amortized cost and estimated fair value of the securities available for sale, as presented on the consolidated balance sheet at September 30, 2002 and June 30, 2002 are as follows:

	Amortized	Gross Unrealized	Gross Unrealized	Fair
September 30, 2002	Cost	Gains	Losses	Value

Securities available for sale:

U.S. Treasury and Federal Agencies	$10,861	$143		$11,004

Obligations of states and political subdivisions	3,034	131		3,165

Mortgage–backed securities	16,378	444	$(2)	16,820

Other securities	1,103		(21)	1,082

Total Securities	$31,376	$718	$(23)	$32,071

	Amortized	Gross Unrealized	Gross Unrealized	Fair
June 30, 2002	Cost	Gains	Losses	Value

Securities available for sale U.S. Treasury an Federal Agencies	$11,067	$100		$11,167

Obligations of states and political subdivisions	3,040	73	$(9)	3,104

Mortgage–backed securities	18,481	335	(10)	18,806

Other securities	1,042	3		1,045

Total Securities	$33,630	$511	$(19)	$34,122

CONSUMERS BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)(continued)

(Dollars in thousands, except per share amounts)

Note 2 – Securities available for sale

There were no sales or transfer of securities classified as available for sale for the three month periods ended September 30, 2002 and September 30, 2001.

The amortized cost and estimated fair value of debit securities at September 30, 2002, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2002
	Amortized Costs	Estimated Fair Value

Securities for sale:

Due in one year or less	$5,774	$5,829

Due after one year through five years	7,000	7,155

Due after five years through ten years	1,121	1,185

Due after ten years

Total	13,895	14,169

Mortgage-backed securities	16,378	16,820

Other Securities	1,103	1,082

Total	$31,376	$32,071

At September 30, 2002, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies and corporations, with an aggregate book value, which exceeds 10% of shareholders’ equity.

Note 3 — Loans

Total loans as presented on the balance sheets are comprised of the following classifications:

	September 30, 2002	June 30, 2002

Real-estate – residential mortgage	$56,805	$56,716

Real-estate — construction	1,559	2,107

Commercial, financial and agriculture	54,484	53,535

Personal and other	12,144	13,029

Total	124,992	125,387

Unearned fees and costs	(234)	(265)

Allowance for possible loan losses	(1,696)	(1,668)

Loans, net	$123,062	$123,454

CONSUMERS BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)(continued)

(Dollars in thousands)

Note 3 – Loans (continued)

No loans were determined to be impaired at either September 30, 2002, or June 30, 2002, nor were there any such loans during the period then ended. At September 30, 2002, loans in non-accrual status totaled $1,061 and at June 30, 2002, totaled $829.

Note 4 — Allowance for Loan Losses

A summary of activity in the allowance for loan losses for the three months ended September 30, 2002, and September 30, 2001, are as follows:

	2002	2001

Balance at June 30,	$1,668	$1,552

Provision	118	188

Charge-offs	(148)	(201)

Recoveries	58	7

Balance at September 30,	$1,696	$1,546

CONSUMERS BANCORP, INC.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

(Dollars in thousands, except per share data)

General

The following is management’s analysis of the Corporation’s results of operations as of and for the three month period ended September 30, 2002, compared to the same period in 2001, and the consolidated balance sheets at September 30, 2002 compared to June 30, 2002. This discussion is designed to provide a more comprehensive review of the operating results and financial condition than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

Results of Operations

Net Income. The Corporation earned net income of $642 for the three months ended September 30, 2002 compared to $523 for the three months ended September 30, 2001. This increase was primarily due to increases of $156 in net interest income and $138 in other income offset by an increase in other expenses. Net income increased $119 or 22.8% for the three months ended September 30, 2002 as compared to the comparable period in 2001.

Net Interest Income. Net interest income totaled $2,366 for the three months ended September 30, 2002 compared to $2,210 for the three months ended September 30, 2001, an increase of $156 or 7.1%. The additional net interest income was primarily due to the decrease in interest expense.

Interest and fees on loans decreased $472, or 14.8%, to $2,727 for the three months ended September 30, 2002 from $3,199 for the three months ended September 30, 2001. The decrease in interest income was due to decrease in both average volume and yield. The yield on average loans outstanding for the three month periods ended September 30, 2002, and September 30, 2001 was 8.68% and 9.52% respectively.

Interest earned on taxable and tax-exempt securities totaled $394 for the three month period ended September 30, 2002 compared to $301 for the three month period ended September 30, 2001. The increase was primarily a result of an increase in volume. Interest income on federal funds sold decreased by $20 for the three months ended September 30, 2002, due to a decrease in yield.

The following table reflects the components of Consumers net interest income for the three months ended September 30, 2002 and 2001. Rates are computed on a tax equivalent basis and non-accrual loans have been included in the average balances.

CONSUMERS BANCORP, INC.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Average Balance Sheets and Analysis of Net Interest Income for the Three Months Ended September 30
(In thousands except percentages)

	2002			2001

			Yield/			Yield/
	Average Balance	Interest	rate	Average Balance	Interest	rate

		(Dollars in thousands)
Interest-earning assets:

Taxable securities	$29,239	$364	4.94%	$17,721	$272	6.09%

Nontaxable securities	3,103	47	6.01	2,477	44	7.05

Loans receivable	124,749	2,730	8.68	133,591	3,204	9.52

Federal funds sold	10,619	44	1.64	8,535	64	2.97

Total Interest-Earning Assets	$167,710	$3,185	7.53%	$162,324	$3,584	8.76%

Noninterest-Earning Assets	15,936			15,651

Total Assets	$183,646			$177,975

Interest Bearing Liabilities

NOW	$13,216	$48	1.44%	$12,050	$49	1.61%

Savings	58,130	170	1.16	52,544	354	2.67

Time deposits	56,562	524	3.68	65,342	898	5.45

Repurchase agreements	4,612	23	1.98	1,961	19	3.84

FHLB advances	2,137	34	6.31	2,255	34	5.98

Total interest bearing liabilities	134,657	799	2.35%	134,152	1,354	4.00%

Noninterest bearing liabilities	32,788			29,305

Total liabilities	167,445			163,457

Shareholders equity	$16,201			$14,518

Total liabilities and Shareholders equity	$183,646			$177,975

Net interest income, interest Rate spread		$2,386	5.18%		$2,230	4.76%

Net interest margin (net interest) As a percent of average Interest-Earning assets			5.64%			5.45%

Average interest-earning assets to Interest-bearing liabilities	124.55%			121.00%

CONSUMERS BANCORP, INC.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

(Dollars in thousands, except per share data)

Interest expense on deposits decreased $555, or 41.0% for the three months ended September 30, 2002 compared to the three months ended September 30, 2001. The decrease was a result of rate decreases on savings and time deposits.

Interest paid on FHLB Advances totaled $34 for the three months ended September 30, 2002 and compared to $34 for the three months ended September 30, 2001.

Provision for Loan Losses. The Corporation maintains an allowance for loan losses in an amount, which, in management’s judgment, is adequate to absorb probable losses in the loan portfolio. While management utilizes specific allocations and historical loss experience, the ultimate adequacy of the allowance is dependent on a variety of factors, including the performance of the Corporation’s loan portfolio, the economy, changes in real estate values and interest rates, and the view of the regulatory authorities toward loan classifications. The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses, after net charge-offs have been deducted, to bring the allowance to a level, which is considered adequate to absorb probable losses in the loan portfolio. The amount of the provision is based on management’s monthly review of the loan portfolio and consideration of such factors as historical loss experience, economic conditions, changes in the size and composition of the loan portfolio, and specific borrower considerations, including the ability to repay the loan and estimated value of the underlying collateral.

The provision for loan losses for the three months ended September 30, 2002 totaled $118 as compared to $188 for the three months ended September 30, 2001, a decrease of $70 or 37.2%. The decrease in the provision is reflective of the fact that the Corporation provides for losses inherent in the portfolio. Net charge-offs to average loans decreased to .29 % for the three month period ended September 30, 2002 from .58% for the period ended September 30, 2001. The decrease in net charge-offs in 2002 compared to 2001 is primarily attributed to a reduction of consumer lending at the Finance Company subsidiary and a tightening of consumer credit standards. Charge-offs have been made in accordance with the Corporation’s standard policy and have occurred primarily in the consumer loan portfolio.

	September 30,	June 30,	September 30,
	2002	2002	2001

Allowance for credit losses as a percentage of loans	1.36%	1.33%	1.15%

CONSUMERS BANCORP, INC.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

(Dollars in thousands, except per share data)

Other Income. Other income includes service charges on deposits and other miscellaneous income. Other income of $542 for the three months ended September 30, 2002 represented an increase of $138, or 34.2% compared to the $404 of other income for the three months ended September 30, 2001. The increases were primarily due to volume increases in overdraft and non-sufficient funds fees attributable to an Overdraft Privilege program. Increased income has also been realized from the increase in cash surrender value of life insurance, fee income related to the sales of specialized investments and title agency fees.

Other Expense. Other expense totaled $1,832 for the three months ended September 30, 2002 compared to $1,671 for the three months ended September 30, 2001, an increase of $161, or 9.6%.

Salary and benefits expense increased $52 or 6.0% for the three month period ended September 30, 2002 as compared to September 30, 2001. The increase is the result of normal annual merit increases and the addition of new personnel within loan review, compliance and loan operation areas. Occupancy expense increased $26 for the three month period ended September 30, 2002, as compared to September 30, 2001.

Income Tax Expense. The provision for income taxes totaled $316 for the three months ended September 30, 2002 compared to $232 for the three months ended September 30, 2001, an increase of $84 or 36.2%. The effective tax rate was 33.0% and 30.7% for the three month periods ended September 30, 2002 and 2001 respectively.

Financial Condition

Total assets at September 30, 2002 were $183,147 compared to $184,704 at June 30, 2002, an decrease of $1,557 or .8%. Loan receivables decreased $395 from $125,387 at June 30, 2002 to $124,992 at September 30, 2002. Personal loan totals decreased for the period while residential real estate loans increased $89 or .2%, real estate construction loans decreased $548 or 26.0%, and commercial loans increased $949 or 1.8%. The increases are caused by customer refinances on many real estate loans. Loan growth is expected to continue to increase in the near future as customers experience a decline in short-term interest rates and longer-term mortgage rates. Available for sale securities have decreased from $34,122 at June 30, 2002 to $32,071 at September 30, 2002, or 6.0%. The portfolio reflects an increase in short-maturity and current cash flowing instruments. The duration of the investment portfolio was 2.48 years at September 30, 2002 as compared to 2.71 years at June 30, 2002 and 3.27 years at September 30, 2001. Federal funds sold have decreased $1,582 resulting from time deposits decreasing.

Total shareholders equity increased $603 at June 30, 2002, to $16,423 at September 30, 2002. This increase is a combination of net income for the period, offset by cash dividends paid and an increase in value of available for sale securities.

CONSUMERS BANCORP, INC.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

(Dollars in thousands, except per share data)

Non-Performing Assets

The following table presents the aggregate amounts of non-performing assets and respective ratios on the dates indicated.

	September 30,	June 30,	September 30,
	2002	2002	2001

Non-accrual loans	$1,061	$829	$525

Restructured loans	0	0	0

Total non-performing loans	1,061	829	525

Other real estate owned	12	0	28

Total non-performing assets	$1,073	$829	$553

Loans 90 days or more past due and not on non-accrual	$28	$552	$63

Non-performing loans to total loans	.87%	1.10%	.44%

Allowance for credit losses to total non-performing loans	155.74	120.78	262.93

Loans 90 days or more past due and not on non-accrual to total loans	.02	.44	.05

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

The Corporation groups its loan portfolio into three major categories: commercial loans, real estate loans, and personal loans. Commercial loans are comprised of both variable rate notes subject to daily interest rate changes based on the prime rate, and fixed rate notes having maturities of generally not greater than five years. Commercial loans have shown growth recently, with outstanding balances up by $949 or 1.8 % since June 30, 2002. This is mainly due to the Corporation’s ability to tailor loan programs to the specific requirements of the business, professional, and agricultural customers in its market area. The Corporation’s real

CONSUMERS BANCORP, INC.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

(Dollars in thousands, except per share data)

estate loan portfolio consists of three basic segments: conventional mortgage loans having fixed rates and maturities not exceeding fifteen years, variable rate home equity lines of credit, and fixed rate loans having maturity or renewal dates that are less than the scheduled amortization period. Competition is very heavy in the Corporation’s market for these types of loans, both from local and national lenders. The Bank became affiliated with third parties, which allow the Bank to offer very attractive mortgage loan options to its customers. The personal loans offered by the Bank are generally written for periods up to five years, based on the nature of the collateral. These may be either installment loans having regular monthly payments, or demand type loans for short periods of time. Personal loans have declined during the past quarter, as automobile loans have been affected by the auto manufacturers’ offerings of zero and highly discounted rates through their financing subsidiaries.

Funds not allocated to the Corporation’s loan portfolio are invested in various securities having diverse maturity schedules. The majority of the Corporation’s investments are held in U.S. Treasury securities or other securities issued by U.S. Government agencies, and to a lesser extent, investments in tax free municipal bonds. Net interest yields for the investment account were 5.04% and 6.22% respectively for the three month periods ended September 30, 2002 and September 30, 2001.

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

To provide an additional source of loan funds, the Corporation has entered into an agreement with the Federal Home Loan Bank (FHLB) of Cincinnati to obtain matched funding for loans. Repayment is made either over a fifteen year period. At September 30, 2002, these FHLB balances totaled $2,126. The Corporation considers this agreement with the FHLB to be a good source of liquidity funding, secondary to its deposit base.

Jumbo time deposits (those with balances of $100 and over) declined from $11,485 at June 30, 2002 to $10,176 at September 30, 2002. These deposits are monitored closely by the Corporation, priced on an individual basis, and often matched with a corresponding investment instrument. The Corporation has on occasion used a fee paid broker to obtain these types of funds from outside its normal service area as another alternative for its funding needs. These deposits are not relied upon, as a primary source of funding however, and the Corporation can foresee no dependence on these types of deposits for the near term. Although management monitors interest rates on an ongoing basis, a quarterly rate sensitivity report is used to determine the effect of interest rate changes on the financial statements. In the opinion of

CONSUMERS BANCORP, INC.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

(Dollars in thousands, except per share data)

management, enough assets or liabilities could be repriced over the near term (up to three years) to compensate for such changes. The spread on interest rates, or the difference between the average earning assets and the average interest bearing liabilities, is monitored quarterly. It is the Corporation’s goal to maintain this spread at better than 4.0%. The spread on a taxable equivalent basis for the three month periods ended September 30, 2002 and 2001 were 5.18% and 4.76%, respectively and for the fiscal year ended June 30, 2002 was 5.03%.

Capital Resources

The following table presents the capital ratios of Consumers Bancorp, Inc.

	September 30, 2002	June 30, 2002

Total adjusted average assets for leverage ratio	$182,148	$182,744

Risk-weighted assets and off-balance- sheet financial instruments for capital ratio	118,098	117,314

Tier I capital	14,467	13,957

Total risk-based capital	15,946	15,426

Leverage Ratio	7.9%	7.6%

Tier I capital ratio	12.3	11.9

Total capital ratio	13.5	13.2

(Dollars in thousands, except per share data)

Capital ratios applicable to Consumers National Bank at September 30, 2002 were as follows:

		Tier I	Total
	Leverage	Capital	Risk-based Capital

Regulatory Capital Requirements Minimum	4.0%	4.0%	8.0%

Well-capitalized	5.0	6.0	10.0

Bank Subsidiary Consumers National Bank	7.8	12.1	13.3

The Company and subsidiary Bank are subject to various regulatory capital requirements administered by federal regulatory agencies. Capital adequacy guidelines and prompt corrective-action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Failure to meet various capital requirements can initiate regulatory action that could have a direct material affect on the

CONSUMERS BANCORP, INC.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

(Dollars in thousands, except per share data)

Company’s financial statements. The Bank is considered well capitalized under the Federal Deposit Insurance Act at September 30, 2002. Management is not aware of any matters occurring subsequent to September 30, 2002 that would cause the Bank’s capital category to change.

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

Forward Looking Statements

When used in this discussion or future filings by the Corporation with the Securities and Exchange Commission, or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate”, “project,” “believe” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The Corporation wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, changed in levels of market interest rates, credit risks of lending activities and competitive and regulatory factors, could affect the Corporation’s financial performance and could cause the Corporation’s actual results for future periods to differ materially from those anticipated or projected.

The Corporation is not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on its liquidity, capital resources or operations except as discussed herein. The Corporation is not aware of any current recommendations by regulatory authorities, which would have such effect if implemented.

New Accounting Pronouncements:

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations.” SFAS No. 141 requires all business combinations to be accounted for using the purchase method. The alternative pooling-of-interest method is no longer permitted. The provisions of this Statement

CONSUMERS BANCORP, INC.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

apply to all business combinations initiated after June 30, 2001. The adoption of this statement will only impact the Company’s financial statements if it enters into a business combination.

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”, which addresses the accounting for such assets arising from prior and future business combinations. Upon the adoption of this Statement, goodwill arising from business combinations will no longer be amortized, but rather will be assessed regularly for impairment, with any such impairment recognized as a reduction to earnings in the period identified.

Other identified intangible assets, such as core deposit intangible assets, will continue to be amortized over their estimated useful lives. The Company adopted this Statement on July 1, 2002. The Company has assessed the impact of this statement on financial statements and continued amortization of goodwill totaling $40 for the three months ended September 30, 2002 and 2001.

In August 2001, the FASB issued Statement 144. Statement 144 covers the accounting for the impairment or disposal of long-lived assets. This Statement supersedes Statement 121 since it did not address the accounting for a segment of a business accounted for as a discounted operation. This statement does not have an effect on the Company.

The FASB recently issued Statements 145 and 146. Statement 145 covers debt extinguishments and leases, and made some minor technical corrections. Gains and losses on extinguishments of debt, always treated as an extraordinary item under a previous standard, will now no longer be considered extraordinary, except under very limited conditions. If a capital lease is modified to an operating, then it will now be treated as a sale leaseback instead of a new lease. Statement 146 covers accounting for costs associated with exit or disposal activities, such as lease termination costs or employee severance costs. The Statement EITF 94-3, and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. It requires these costs to be recognized when they are incurred rather than at the date of commitment to an exit or disposal plan. Management does not expect the effects of adoption of these statements to be material.

In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions,” which amends and reconsiders certain provision of SFAS No. 72. This statement addresses the financial accounting and reporting for the acquisition of all or part of a financial institution. The statement provides that unidentified intangible assets associated with branch acquisitions, considered a business combination under the provisions of SFAS No. 141 “Business Combination,” should be reclassified as goodwill and accounted for under the provisions of SFAS No. 142. This statement is effective on October 1, 2002 with earlier application permitted.

At September 2002, the Corporation had $1,498 classified as goodwill as premium paid for a single branch office and approximately $19 million in deposits in January 2000. This Statement has no effect on the Corporation.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

The Bank measures interest-rate risk from the perspectives of earnings at risk and value at risk. The primary purpose of both the loan and investment portfolios is the generation of income, but if credit risk is the principal focus of risk analysis in the loan portfolio, interest-rate risk is the principal focus in the investment portfolio. Because of the greater liquidity of the investment portfolio, it is the vehicle for managing interest-rate risk in the entire balance sheet. The Bank manages interest rate risk position using simulation analysis of net interest income and net income over a two-year period. The Bank also calculates the effect of an instantaneous change in market interest rates on the economic value of equity or net portfolio value. Once these analyses are complete, management reviews the results, with an emphasis on the income-simulation results for purposes of managing interest-rate risk. The rate sensitivity position is managed to avoid wide swings in net interest margins. Measurement and identification of current and potential interest rate risk exposures is conducted quarterly, with reporting and monitoring also occurring quarterly. The Bank applies interest rate shocks to its financial instruments up and down 50, 100, 150, and 200 basis points. The following table presents an analysis of the potential sensitivity of the Bank’s annual net interest income and present value of the Bank’s financial instruments to sudden and sustained increase of 200 basis points and 100 basis points decrease change in market interest rates:

	Maximum
	Change
One Year Net Interest Income Change	2002	Guidelines

+200 Basis Points	0%	(16.0)%

-100 Basis Points	0%	(16.0)%

Net Present Value of Equity Change

+200 Basis Points	(24)%	(20.0)%

-100 Basis Points	(12)%	(20.0)%

The projected volatility of net interest income and net present value of equity rates to a +200 and -100 basis points change for all quarterly models during 2001 and 2002 fall within the Board of Directors guidelines for net interest income change and within 10% variance for net present value of equity change.

Item 4 – Controls and Procedures

         Within 90-day period prior to the filing date of this report, an evaluation was carried out under the supervision and with the participation of Consumers Bancorp, Inc. management, including Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) under the Securities Exchange Act of 1934). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are, to the best of my knowledge, effective to ensure that information required to be disclosed by Consumers Bancorp, Inc. in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, our Chief Executive Officer and Chief Financial officer have concluded that there are no significant changes in the Company’s internal controls or in other factors that could significantly affect its internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

There is no pending litigation, other than routine litigation incidental to the business of Consumers Bancorp Inc. ‘the Corporation’ and its affiliate, or of a material nature involving or naming the Corporation or its affiliate as a defendant. Further, there are no material legal proceedings in which any director, executive officer, principal shareholder or affiliate of the Corporation is a party or has a material interest which is adverse to the Corporation or its affiliate. None of the routine litigation in which the Corporation or its affiliate are involved is expected to have a material adverse upon the financial position or results of operations of the Corporation or its affiliate.

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

Exhibit 11 Statement regarding Computation of Per Share Earnings (included in Note 1 to the Consolidated Financial Statements).

Exhibit 99.1 Certification of Chief Executive Officer Pursuant to 10 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Exhibit 99.2 Certification of Chief Financial Officer Pursuant to 10 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

B.	Reports on Form 8-K – Consumers Bancorp Inc. filed reports on Form 8-K during the quarter ended September 30, 2002 as follows: None

CERTIFICATIONS

I, Mark S. Kelly, President and Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Consumers Bancorp, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a).	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entitles, particularly during the period in which this quarterly report is being prepared;

b).	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c).	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or person performing the equivalent function):

a).	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls;

b).	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ Mark S. Kelly Mark S. Kelly President and Chief Executive Officer

CERTIFICATIONS

         I, Paula J. Meiler, Treasurer and Chief Financial Officer certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Consumers Bancorp, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a).	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entitles, particularly during the period in which this quarterly report is being prepared;

b).	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c).	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or person performing the equivalent function):

a).	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls;

b).	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ Paula J. Meiler Paula J. Meiler Treasurer and Chief Financial Officer

Consumers Bancorp, Inc.
10-Q
CONSUMERS BANCORP, INC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSUMERS BANCORP, INC. (Registrant)

Date: November 12, 2002	/s/ Mark S. Kelly Mark S. Kelly President and C.E.O.

Date: November 12, 2002	/s/ Paula J. Meiler Paula J. Meiler Chief Financial Officer