Form 10-Q
period 2002-12-31
CONSUMERS BANCORP INC /OH/
filed 2003-02-13
CIK 1006830

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


For the quarterly period ended December 31, 2002.

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

     Common Stock, no par value           Outstanding at February 12, 2003

                                             2,146,281 Common Shares

                             CONSUMERS BANCORP, INC
                                    FORM 10-Q
                         QUARTER ENDED DECEMBER 31, 2002
                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)

Interim financial information required by Item 310(b) of Regulation S-B is included in this Form 10-Q as referenced below:

                                                                                  Page
                                                                                Number(s)
                                                                                ---------
Consolidated Balance Sheets
       December 31, 2002 and June 30, 2002                                          1

Consolidated Statements of Income
       Three and six months ended December 31, 2002 and 2001                        2

Consolidated Statement of Comprehensive Income                                      3

Condensed Consolidated Statements of Changes in Shareholders' Equity
       Three and six months ended December 31, 2002 and 2001                        3

Condensed Consolidated Statements of Cash Flows
       Six months ended December 31, 2002 and 2001                                  4

Notes to the Consolidated Financial Statements                                     5-10

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operation                                       11-22

Item 3 - Quantitative and Qualitative Disclosures about Market Risk                 23

Item 4 - Controls and Procedures                                                    23

                                 PART II - OTHER
Item 1 - Legal Proceedings                                                          24

Item 2 - Changes in Securities and Use of Proceeds                                  24

Item 3 - Defaults upon Senior Securities                                            24

Item 4 - Submission of Matters to a Vote of Security Holders                        24

Item 5 - Other Information                                                          25

Item 6 - Exhibits and Reports on Form 8-K                                           25

Signatures                                                                          28

                             CONSUMERS BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED

(Dollars in thousands except per share data)

                                                             December 31, 2002       June 30, 2002
                                                             -----------------       -------------
ASSETS
Cash and cash equivalents                                        $   7,673             $   7,851
Federal funds sold                                                   5,245                 7,710
Securities, available for sale                                      31,772                34,122
Loans, net                                                         123,421               123,454
Cash surrender value of life insurance                               3,597                 3,499
Premises and equipment, net                                          5,777                 5,334
Intangible assets                                                    1,458                 1,538
Accrued interest receivable and other assets                         1,071                 1,196
                                                                 ---------             ---------
         Total assets                                            $ 180,014             $ 184,704
                                                                 =========             =========


LIABILITIES
Deposits
      Non-interest bearing demand                                $  31,309             $  31,044
      Interest bearing demand                                       13,251                12,948
      Savings                                                       59,351                58,137
       Time                                                         51,123                57,939
                                                                 ---------             ---------
           Total Deposits                                          155,034               160,068
                                                                 ---------             ---------

Securities sold under agreements to repurchase                       4,569                 5,133
Federal Home Loan Bank advance                                       1,865                 2,153
Accrued interest and other liabilities                               1,779                 1,530
                                                                 ---------             ---------
           Total liabilities                                       163,247               168,884


SHAREHOLDERS' EQUITY
Common stock (no par value, 2,500,000 shares
      authorized; 2,160,000 issued)                                  4,869                 4,869
Retained earnings                                                   11,680                10,830
Treasury stock, at cost (13,719 shares at
December 31, 2002 and June 30, 2002)                                  (204)                 (204)
Accumulated other comprehensive income                                 422                   325
                                                                 ---------             ---------
           Total shareholders' equity                               16,767                15,820
                                                                 ---------             ---------
           Total liabilities and shareholders' equity            $ 180,014             $ 184,704
                                                                 =========             =========


           See accompanying notes to consolidated financial statements

                             CONSUMERS BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

(Dollars in thousands, except per share amounts)

                                                 Three Months Ended          Six Months Ended
                                                    December 31,                December 31,
                                                 2002          2001          2002          2001
                                                ------        ------        ------        ------
Interest income
     Loans, including fees                      $2,621        $3,157        $5,348        $6,356
     Securities
          Taxable                                  302           293           665           565
          Tax-exempt                                33            28            64            57
     Federal funds sold                             27            55            71           119
                                                ------        ------        ------        ------
          Total interest income                  2,983         3,533         6,148         7,097

Interest expense
     Deposits                                      677         1,111         1,419         2,412
     Federal Home Loan Bank advances                27            34            61            68
     Other                                          20            21            43            40
                                                ------        ------        ------        ------
          Total interest expense                   724         1,166         1,523         2,520

Net interest income                              2,259         2,367         4,625         4,577

Provision for loan losses                           99           312           217           500
                                                ------        ------        ------        ------

Net interest income after
     Provision for loan losses                   2,160         2,055         4,408         4,077

Other income
     Service charges on deposit accounts           374           254           729           501
     Other                                         201           192           388           349
                                                ------        ------        ------        ------
          Total other income                       575           446         1,117           850

Other expenses
     Salaries and employee benefits                930           837         1,842         1,697
     Occupancy                                     316           291           612           561
     Directors' fees                                59            58           106           102
     Professional fees                             100            37           182            78
     Franchise taxes                                45            45            90            90
     Printing and supplies                          40            58            82           104
     Telephone                                      56            46           107            93
     Amortization of intangible                     40            40            80            80
     Other                                         324           303           641           581
                                                ------        ------        ------        ------
          Total other expenses                  $1,910        $1,715        $3,742        $3,386
                                                ------        ------        ------        ------

Income before income taxes                         825           786         1,783         1,541
Income tax expense                                 230           246           546           478
                                                ------        ------        ------        ------
Net Income                                      $  595        $  540        $1,237        $1,063
                                                ======        ======        ======        ======

Basic earnings per share                        $  .28        $  .25        $  .58        $  .49

           See accompanying notes to consolidated financial statements

                             CONSUMERS BANCORP, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

(Dollars in thousands, except per share data)

                                            Three Months ended                Six Months ended
                                                December 31,                     December 31,
                                           2002             2001             2002             2001
                                         --------         --------         --------         --------
Balance at beginning of period           $ 16,423         $ 14,700         $ 15,820         $ 14,217

Comprehensive income:
Net Income                                    595              540            1,237            1,063
Other comprehensive income (loss)             (36)            (180)              97              (67)
                                         --------         --------         --------         --------
Total comprehensive income                    559              360            1,334              996

Common cash dividends                        (215)            (192)            (387)            (351)
Treasury shares issued                                                                             6
                                         --------         --------         --------         --------

Balance at the end of the period         $ 16,767         $ 14,868         $ 16,767         $ 14,868
                                         ========         ========         ========         ========

Common cash dividends per share          $   0.10         $   0.09         $   0.18         $   0.16


          See accompanying notes to consolidated financial statements.

                             CONSUMERS BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(Dollars in thousands)

                                                                Six Months Ended
                                                                   December 31,
                                                               2002             2001
                                                             --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                              $  1,237         $  1,063
     Adjustments to reconcile net income to net cash
            from operating activities                             537              357
                                                             --------         --------
Net cash from operating activities                              1,774            1,420
                                                             --------         --------

CASH FLOW FROM INVESTING ACTIVITIES
     Securities available for sale
            Purchases                                          (7,992)         (12,033)
            Maturities and principal pay downs                 10,300            4,389
     Net decrease (increase) in federal funds sold              2,465           (2,325)
     Net decrease (increase) in loans                             300             (373)
     Acquisition of premises and equipment                       (752)            (140)
     Purchase of life insurance policies                                          (365)
                                                             --------         --------
            Net cash from investing activities                  4,321          (10,847)

CASH FLOW FROM FINANCING
     Net (decrease) increase in deposit accounts               (5,034)           9,867
     Net (decrease) increase in repurchase agreements            (564)           1,308
     Repayments of FHLB advances                                 (288)             (49)
     Dividends paid                                              (387)            (351)
     Sale of treasury stock                                                          6
                                                             --------         --------
            Net cash from financing activities                 (6,273)          10,781
                                                             --------         --------

Change in cash or cash equivalents                               (178)           1,354

Cash and cash equivalents, beginning of year                    7,851            6,626
                                                             --------         --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                     $  7,673         $  7,980
                                                             ========         ========



          See accompanying notes to consolidated financial statements.

                             CONSUMERS BANCORP, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(Dollars in thousands, except per share amounts)

NOTE 1 - PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Consumers Bancorp, Inc. (Corporation) and its wholly owned subsidiary, Consumers National Bank (Bank). The Bank has a title company, Community Title Agency, Inc. as part of its business. During December 2002, Consumers National Bank purchased the assets and assumed the liabilities of its wholly owned finance company. The Finance Company's Salem, Ohio office was closed. All significant intercompany transactions have been eliminated in the consolidation.

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated balance sheets of the Corporation at December 31, 2002, and its income and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances. The Annual Report for the Corporation for the year ended June 30, 2002, contains consolidated financial statements and related notes that should be read in conjunction with the accompanying consolidated financial statements.

Segment Information: Consumers Bancorp, Inc. is a financial holding company engaged in the business of commercial and retail banking, which accounts for substantially all of the revenues, operating income, and assets.

Use of Estimates: To prepare financial statements in conformity with generally accepted accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, fair values of financial instruments, and status of contingencies are particularly subject to change.

Cash Reserves: Consumers National Bank is required by the Federal Reserve Bank to maintain reserves consisting of cash on hand and noninterest-bearing balances on deposit with the Federal Reserve Bank. The required reserve balance at December 31, 2002 was $1,082 and at June 30, 2002 was $1,181. .

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

                             CONSUMERS BANCORP, INC.
      NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)

(Dollars in thousands, except per share amounts)

NOTE 1 - CONTINUED
Realized gains or losses on sales are determined based on the amortized cost of the specific security sold. Amortization of premiums and accretion of discount are computed under a system materially consistent with the level yield method and are recognized as adjustments to interest income. Prepayment activity on mortgage-backed securities is affected primarily by changes in interest rates. Yields on mortgage-backed securities are adjusted as prepayments occur through changes to premium amortized or discount accreted.

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

Loan impairment is reported when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage and consumer loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected from the collateral. Loans are evaluated for impairment when payments are delayed, typically 90 days or more, or when it is probable that not all principal and interest amounts will be collected according to the original terms of the loan. No loans were determined to be impaired, as of and for the periods ended December 31, 2002 and June 30, 2002.

Cash Surrender Value of Life Insurance: The Bank has purchased single-premium life insurance policies to insure the lives of the participants in the salary continuation plan. As of December 31, 2002, the Bank has total purchased policies of $2,885

                             CONSUMERS BANCORP, INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)

(Dollars in thousands, except per share amounts)

NOTE 1- CONTINUED
(total death benefit $9,358) with a cash surrender value of $3,597. As of June 30, 2002, the Bank had total purchased policies of $ 2,885 (total death benefit $9,358) with a cash surrender value of $3,499. The amount included in income (net of policy commissions and mortality costs) was approximately, $47 and $38 for the three month periods ended and $98 and $75 for the six month periods ended December 31, 2002 and 2001.

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

Other Real Estate Owned: Real estate properties, other than Company premises, acquired through, or in lieu of, loan foreclosure are initially recorded at fair value at the date of acquisition. Any reduction to fair value from the carrying value of the related loan at the time of acquisition is accounted for as a loan loss. After acquisition, a valuation allowance reduces the reported amount to the lower of the initial amount or fair value less costs to sell. Expenses, gains and losses on disposition, and changes in the valuation allowance are reported in other expenses. There were no properties held as other real estate owned at December 31, 2002 and June 30, 2002.

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

                             CONSUMERS BANCORP, INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)

(Dollars in thousands, except per share amounts)

NOTE 1- CONTINUED
Earnings and Dividends Declared per Share: Earnings per common share are computed based on the weighted average common shares outstanding. The number of outstanding shares used was 2,146,281 and 2,150,781 for the quarters and 2,146,281 and 2,150,730 for the six month periods ended December 31, 2002 and December 31, 2001. The Company's capital structure contains no dilutive securities. As of December 31, 2002 the Company has 2,500,000 shares of common stock authorized and 2,160,000 issued.

Statement of Cash Flows: For purpose of reporting cash flows, cash and cash equivalents include the Company's cash on hand and due from banks. The company reports net cash flows for customer loan transactions and deposit transactions. For the six months ended December 31, 2002 and 2001, the Corporation paid $1,602 and $2,698 in interest and $554 and $474 in income taxes.

NOTE 2 - SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair value of the securities available for sale, as presented on the consolidated balance sheet at December 31, 2002 and June 30, 2002 are as follows:

                                                          Gross           Gross
                                         Amortized     Unrealized       Unrealized        Fair
DECEMBER 31, 2002                          Cost           Gains           Losses          Value
                                          -------        -------         -------         -------
Securities available for sale:
U.S. Treasury and Federal Agencies        $ 9,853        $   169         $               $10,022
Obligations of states and
       political subdivisions               2,876            102                           2,978
Mortgage-backed securities                 17,293            382              (1)         17,674
Other securities                            1,113                            (15)          1,098
                                          -------        -------         -------         -------

              Total Securities            $31,135        $   653         $   (16)        $31,772
                                          =======        =======         =======         =======

                                                          Gross           Gross
                                         Amortized     Unrealized       Unrealized        Fair
JUNE 30, 2002                              Cost           Gains           Losses          Value
                                          -------        -------         -------         -------
Securities available for sale
U.S. Treasury an Federal Agencies         $11,067        $   100         $               $11,167
Obligations of states and
       political subdivisions               3,040             73              (9)          3,104
Mortgage-backed securities                 18,481            335             (10)         18,806
Other securities                            1,042              3                           1,045
                                          -------        -------         -------         -------

              Total Securities            $33,630        $   511         $   (19)        $34,122
                                          =======        =======         =======         =======


                             CONSUMERS BANCORP, INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)

(Dollars in thousands, except per share amounts)

NOTE 2 - SECURITIES AVAILABLE FOR SALE
There were no sales or transfer of securities classified as available for sale for the three or six month periods ended December 31, 2002 and December 31, 2001.

The estimated fair value of debt securities at December 31, 2002, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                              Estimated Fair
                                                   Value
                                              --------------
Securities for sale:
Due in one year or less                           $ 5,889
Due after one year through five years               6,079
Due after five years through ten years              1,032
Due after ten years
         Total                                     13,000

Mortgage-backed securities                         17,674
Other Securities                                    1,098
                                                  -------
         Total                                    $31,772
                                                  =======

At December 31, 2002, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies and corporations, with an aggregate book value, which exceeds 10% of shareholders' equity.

NOTE 3 - LOANS

Total loans as presented on the balance sheets are comprised of the following classifications:

                                             December 31, 2002       June 30, 2002
                                             -----------------       -------------
Real-estate - residential mortgage               $  57,561             $  56,716
Real-estate - construction                           1,372                 2,107
Commercial, financial and agriculture               54,007                53,535
Personal and other                                  12,413                13,029
                                                 ---------             ---------
Total                                              125,353               125,387
Unearned fees and costs                               (225)                 (265)
Allowance for loan losses                           (1,707)               (1,668)
                                                 ---------             ---------

Loans, net                                       $ 123,421             $ 123,454
                                                 =========             =========

                             CONSUMERS BANCORP, INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)

(Dollars in thousands)

NOTE 3 - LOANS (CONTINUED)
No loans were determined to be impaired at either December 31, 2002, or June 30, 2002, nor were there any such loans during the period then ended. At December 31, 2002, loans in non-accrual status totaled $796 and at June 30, 2002, totaled $829.

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

A summary of activity in the allowance for loan losses for the six months ended December 31, 2002, and December 31, 2001 are as follows:

                                     2002                2001
                                     ----                ----
Balance at June 30,                $ 1,668             $ 1,552
Provision                              217                 500
Charge-offs                           (271)               (527)
Recoveries                              93                  33
                                   -------             -------

Balance at December 31,            $ 1,707             $ 1,558
                                   =======             =======

                             CONSUMERS BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

GENERAL

The following is management's analysis of the Corporation's results of operations as of and for the three month period and six month period ending December 31, 2002, compared to the same period in 2001, and the consolidated balance sheets at December 31, 2002 compared to June 30, 2002. This discussion is designed to provide a more comprehensive review of the operating results and financial condition than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)

THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001

NET INCOME Net income was $595 for the second quarter of 2002, an increase of $55 compared to the second quarter of 2001 net income of $540. Earnings per common share for the second quarter of 2002 were $0.28 as compared to $0.25 for the second quarter of 2001. Return on average equity (ROE) and return on average assets (ROA) were 14.08% and 1.29%, respectively, for the second quarter of 2002 compared to 14.31% and 1.16%, respectively, in 2001.

NET INTEREST INCOME
Net interest income for the second quarter of 2002 was $2,259, a decrease of $108 or 4.6% from $2,367 in the second quarter of 2001. Net interest income, the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of the Corporation's earnings. Net interest income is affected by changes in the volumes, rates and composition of interest-earning assets and interest-bearing liabilities. Average earning assets decreased 1.4% from the second quarter last year, with average loans, decreasing 6.5% from last year due in part Average interest bearing deposits decreased 6.7% from the same quarter last year. Consumer's net interest margin for the three months ended December 31, 2002 was 5.41%, a decrease of 23 basis points from last quarter and 18 basis points from the second quarter a year ago. The decline in interest rates as well as increased refinancings at lower rates in the second quarter 2002 caused the interest margin to decline.

                             CONSUMERS BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

           AVERAGE BALANCE SHEETS AND ANALYSIS OF NET INTEREST INCOME
                     FOR THE THREE MONTHS ENDED DECEMBER 31

                        (In thousands except percentages)

                                                      2002                                      2001
                                                      ----                                      ----
                                     Average                       Yield/       Average                     Yield/
                                     Balance        Interest        rate        Balance        Interest      rate
                                     -------        --------        ----        -------        --------      ----
                                            (Dollars in thousands)
Interest-earning assets:
     Taxable securities              $ 30,755       $    302         3.90%      $ 22,137       $    293       5.25%
     Nontaxable securities              2,957             51         6.84          2,477             42       6.72
     Loans receivable                 125,879          2,624         8.27        134,647          3,163       9.32
         Federal funds sold             7,593             27         1.41         10,255             55       2.72
                                     --------       --------       ------       --------       --------     ------
Total Interest-Earning Assets        $167,184       $  3,004         7.13%      $169,516       $  3,553       8.32%

Noninterest-Earning Assets             15,888                                     15,460
                                     --------                                   --------

Total Assets                         $183,072                                   $184,976
                                     ========                                   ========

Interest Bearing Liabilities
         NOW                         $ 13,651       $     43         1.25%      $ 12,061       $     40        1.32%
         Savings                       58,907            158         1.06         54,753            223        1.62
         Time deposits                 52,740            476         3.58         67,548            848        4.98
         Repurchase agreements          4,838             20         1.63          3,194             21        2.61
         FHLB advances                  1,929             27         5.47          2,221             34        6.07
                                     --------       --------       ------       --------       --------      ------
Total interest bearing                132,065            724         2.17%       139,777          1,166        3.31%
liabilities

Noninterest bearing liabilities        34,242                                     30,225
                                     --------                                   --------
Total liabilities                     166,307                                    170,002
Shareholders equity                  $ 16,765                                   $ 14,974
                                     --------                                   --------

Total liabilities and
         Shareholders equity         $183,072                                   $184,976
                                     ========                                   ========

Net interest income, interest
rate spread (1)                                     $  2,280         4.96%                     $  2,387        5.01%

Net interest margin (net
interest as a percent of
average interest-earning
assets (1)                                                           5.41%                                     5.59%

Average interest-earning assets
to interest-bearing liabilities        126.59%                                    121.28%


(1) calculated on a fully taxable equivalent basis

                             CONSUMERS BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

PROVISION FOR LOAN LOSSES
The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management's assessment of the estimated probable credit losses inherent in Consumers' loan portfolio which have been incurred at each balance sheet date. The provision for loan losses decreased $213 or 68.3% to $99 in the second quarter of 2002 compared to $312 in the second quarter of 2001. The decreased provision for loan losses in the second quarter of 2002 was attributable to decline in both the loan portfolio and net charge-offs. Net charge-offs were $88 or 0.28% (annualized) of average loans during the three months ended December 31, 2002, compared to $300 or 0.88% (annualized) for the same period in 2001.

                                                      December 31,        June 30,          December 31,
                                                         2002               2002                2001
                                                      ------------        --------          ------------
    Allowance for loan losses as a
             percentage of loans                           1.36%             1.33%               1.16%
    Allowance for loan losses as a
             percentage of non-performing
             assets                                      119.62%           120.78%             180.32%

The impact of a weaker economy was reflected as the allowance for loan losses as a percentage of non-performing loans for the second quarter of 2002 decreased compared to the second quarter of 2001 as a result of non-performing loans increasing from $760 at December 31, 2001 to $1,427 at December 31, 2002.

NON-INTEREST INCOME
Non-interest income was $575 for the second quarter increasing 28.9% from $446 in the same period last year. Service charges on deposits were $374, up $120, or 47.2% from last year, attributable mainly to the introduction of Overdraft Privilege Program in April 2002 coupled with deposit growth in non-interest bearing checking.

NON-INTEREST EXPENSE
Non-interest expense for the second quarter was $1,910, compared to $1,715 in the second quarter last year. The increase in the second quarter was due primarily to the increase in salary. Additionally, non-interest expense was impacted by increased professional fees to support corporate governance issues and payment of overdraft privilege fees to the originating vendor. The efficiency ratio was 60.9% for the second quarter of 2002, compared to 60.5% for the same quarter last year.

                             CONSUMERS BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

INCOME TAXES
The provision for income taxes for the second quarter of 2002 decreased $16 to $230 from $246 for the same period in 2001. The effective tax rate for the three months ended December 31, 2002 was 27.9% as compared to 31.3% for the same period in 2001.

SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001

NET INCOME. The Corporation earned net income of $1,237 for the six months ended December 31, 2002 compared to $1,063 for the six months ended December 31, 2001. This increase was primarily due to increases of $48 in net interest income and $267 in other income offset by an increase in other expenses.

NET INTEREST INCOME. Net interest income totaled $4,625 for the six months ended December 31, 2002 compared to $4,577 for the six months ended December 31, 2001, an increase of $48 or 1.0%. The additional net interest income was primarily due to the decrease in interest expense.

Interest and fees on loans decreased $1,008, or 15.9%, to $5,348 for the six months ended December 31, 2002 from $6,356 for the six months ended December 31, 2001. The decrease in interest income was due to decreases in both average volume and yield. The yield on average loans outstanding for the six month periods ended December 31, 2002, and December 31, 2001 was 8.48% and 9.41% respectively.

Interest earned on taxable and tax-exempt securities totaled $729 for the six month period ended December 31, 2002 compared to $622 for the six month period ended December 31, 2001. The increase was primarily a result of an increase in volume. Interest income on federal funds sold decreased by $48 for the six months ended December 31, 2002, due to a decrease in yield.

                             CONSUMERS BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

           AVERAGE BALANCE SHEETS AND ANALYSIS OF NET INTEREST INCOME
                      FOR THE SIX MONTHS ENDED DECEMBER 31

(In thousands except percentages)

                                                      2002                                      2001
                                                      ----                                      ----
                                     Average                       Yield/       Average                     Yield/
                                     Balance        Interest        rate        Balance        Interest      rate
                                     -------        --------        ----        -------        --------      ----
                                             (Dollars in thousands)
Interest-earning assets:
     Taxable securities              $ 30,030       $    665         4.39%      $ 19,963       $    565        5.61%
     Nontaxable securities              2,998             97         6.41          2,458             88        7.10
     Loans receivable                 125,314          5,355         8.48        134,119          6,365        9.41
         Federal funds sold             9,106             71         1.55          9,395            119        2.51
                                     --------       --------       ------       --------       --------      ------
Total Interest-Earning Assets        $167,448       $  6,188         7.33%      $165,935       $  7,137        8.53%

Noninterest-Earning Assets             15,912                                     15,541
                                     --------                                   --------

Total Assets                         $183,360                                   $181,476
                                     ========                                   ========

Interest Bearing Liabilities
         NOW                         $ 13,434       $     90         1.33%      $ 12,056       $     89        1.47%
         Savings                       58,518            328         1.11         53,649            577        2.13
         Time deposits                 54,651          1,001         3.63         66,445          1,746        5.21
         Repurchase agreements          4,725             43         1.80          2,577             40        3.08
         FHLB advances                  2,033             61         5.92          2,238             68        6.03
                                     --------       --------       ------       --------       --------      ------
Total interest bearing                133,361          1,523         2.27%       136,965          2,520        3.65%
liabilities

Noninterest bearing liabilities        33,516                                     29,765
                                     --------                                   --------
Total liabilities                     166,877                                    166,730
Shareholders equity                  $ 16,483                                   $ 14,746
                                     --------                                   --------

Total liabilities and
         Shareholders equity         $183,360                                   $181,476
                                     ========                                   ========

Net interest income, interest
rate spread (1)                                     $  4,665         5.06%                     $  4,617        4.88%

Net interest margin (net
interest as a percent of
average interest-earning
assets (1)                                                           5.53%                                     5.52%

Average interest-earning assets
to interest-bearing liabilities        125.56%                                    121.15%


(1) calculated on a fully taxable equivalent basis

                             CONSUMERS BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share data)

Interest expense on deposits decreased $993, or 41.2% for the six months ended December 31, 2002 compared to the six months ended December 31, 2001. The decrease was a result of rate decreases on savings and time deposits.

Interest paid on FHLB Advances totaled $61 for the six months ended December 31, 2002 and compared to $68 for the six months ended December 31, 2001.

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

The provision for loan losses for the six months ended December 31, 2002 totaled $217 as compared to $500 for the six months ended December 31, 2001, a decrease of $283 or 56.6%. Net charge-offs to average loans decreased to .28 % for the six month period ended December 31, 2002 from .73% for the period ended December 31, 2001. The decrease in net charge-offs in 2002 compared to 2001 is primarily attributed to the reduction of consumer lending at the former Finance Company subsidiary and a tightening of consumer credit standards. Charge-offs have been made in accordance with the Corporation's standard policy and have occurred primarily in the consumer loan portfolio.

OTHER INCOME. Other income includes service charges on deposits and other miscellaneous income. Service charges on deposit accounts of $729 for the six months ended December 31, 2002 represented an increase of $228, or 45.5% compared to the $501 of other income for the six months ended December 31, 2001. The increases were primarily due to volume increases in overdraft and non-sufficient funds fees attributable to an Overdraft Privilege program. Increased income has also been realized from the increase in cash surrender value of life insurance and interchange income from debit cards due to increased volume of users in checking accounts.

                             CONSUMERS BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share data)

OTHER EXPENSE. Other expense totaled $3,742 for the six months ended December 31, 2002 compared to $3,386 for the six months ended December 31, 2001, an increase of $356, or 10.5%.

Salary and benefits expense increased $145 or 8.5% for the six month period ended December 31, 2002 as compared to December 31, 2001. The increase is the result of normal annual merit increases and the addition of new personnel within loan review, compliance and loan operation areas. Occupancy expense increased $51 for the six month period ended December 31, 2002, as compared to December 31, 2001.

INCOME TAX EXPENSE. The provision for income taxes totaled $546 for the six months ended December 31, 2002 compared to $478 for the six months ended December 31, 2001, an increase of $68 or 14.2%. The effective tax rate was 30.6% and 31.0% for the six month periods ended December 31, 2002 and 2001 respectively.

FINANCIAL CONDITION
Total assets at December 31, 2002 were $180,014 compared to $184,704 at June 30, 2002, a decrease of $4,690 or 2.5%. Loan receivables decreased $33 from $123,454 at June 30, 2002 to $123,421 at December 31, 2002. Personal loan totals decreased for the period while residential real estate loans increased $845 or 1.49%, real estate construction loans decreased $735 or 34.9%, and commercial loans increased $472 or .9%. Loan growth is expected to continue to increase in the near future as customers experience a decline in short-term interest rates and longer-term mortgage rates. Available for sale securities have decreased from $34,122 at June 30, 2002 to $31,772 at December 31, 2002, or 6.9%. The
portfolio reflects an increase in short-maturity and current cash flowing instruments. The duration of the investment portfolio was 2.22 years at December 31, 2002 as compared to 2.71 years at June 30, 2002 and 3.26 years at December 31, 2001. Federal funds sold have decreased $2,465 resulting from time deposits decreasing.

Total shareholders equity increased $947 at June 30, 2002, to $16,767 at December 31, 2002. This increase is a combination of net income for the period, offset by cash dividends paid and an increase in value of available for sale securities.

                             CONSUMERS BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share data)

NON-PERFORMING ASSETS
The following table presents the aggregate amounts of non-performing assets and respective ratios on the dates indicated.

                                             December 31,      June 30,        December 31,
                                                2002             2002             2001
                                                ----             ----             ----
Non-accrual loans                               $796             $829             $530
Restructured loans                                 0                0                0
                                                ----             ----             ----
Total non-performing loans                       796              829              530
Other real estate owned                            0                0              104
                                                ----             ----             ----
Total non-performing assets                     $796             $829             $634
                                                ====             ====             ====

Loans 90 days or more past due
     and not on non-accrual                     $631             $552             $230
Non-performing loans to total
     loans                                      1.14%            1.10%             .57%
Allowance for credit losses to
     total non-performing loans               119.62           120.78           205.00
Loans 90 days or more past due
     and not on non-accrual to total
     loans                                       .50              .44              .17


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

The Corporation groups its loan portfolio into three major categories: commercial loans, real estate loans, and personal loans. Commercial loans are comprised of both variable rate notes subject to daily interest rate changes based on the prime rate, and fixed rate notes having maturities of generally not greater than five years. Commercial loans have shown growth recently, with outstanding balances up by $472 or .9 % since June 30, 2002. This is mainly due to the Corporation's ability to tailor loan programs to the specific requirements of the business, professional, and agricultural customers in its market area. The Corporation's real

                             CONSUMERS BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share data)

estate loan portfolio consists of three basic segments: conventional mortgage loans having fixed rates and maturities not exceeding fifteen years, variable rate home equity lines of credit, and fixed rate loans having maturity or renewal dates that are less than the scheduled amortization period. Competition is very heavy in the Corporation's market for these types of loans, both from local and national lenders. The Bank became affiliated with third parties, which allow the Bank to offer very attractive mortgage loan options to its customers. The personal loans offered by the Bank are generally written for periods up to five years, based on the nature of the collateral. These may be either installment loans having regular monthly payments, or demand type loans for short periods of time. Personal loans have declined during the past quarter, as automobile loans have been affected by the auto manufacturers' offerings of zero and highly discounted rates through their financing subsidiaries.

Funds not allocated to the Corporation's loan portfolio are invested in various securities having diverse maturity schedules. The majority of the Corporation's investments are held in U.S. Treasury securities or other securities issued by U.S. Government agencies, and to a lesser extent, investments in tax free municipal bonds. Net interest yields for the investment account were 4.58% and 5.78% respectively for the six month periods ended December 31, 2002 and December 31, 2001.

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

To provide an additional source of loan funds, the Corporation has entered into an agreement with the Federal Home Loan Bank (FHLB) of Cincinnati to obtain matched funding for loans. Repayment is made either over a fifteen year period or 2 year maturity. At December 31, 2002, these FHLB balances totaled $1,865. The Corporation considers this agreement with the FHLB to be a good source of liquidity funding, secondary to its deposit base.

Jumbo time deposits (those with balances of $100 and over) declined from $11,485 at June 30, 2002 to $8,069 at December 31, 2002. These deposits are monitored closely by the Corporation, priced on an individual basis, and often matched with a corresponding investment instrument. The Corporation has on occasion used a fee paid broker to obtain these types of funds from outside its normal service area as another alternative for its funding needs. These deposits are not relied upon, as a primary source of funding however, and the Corporation can foresee no dependence on these types of deposits for the near term. Although management monitors interest rates on an ongoing basis, a quarterly rate sensitivity report is used to determine the effect of interest rate changes on the financial statements. In the opinion of

                             CONSUMERS BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share data)

management, enough assets or liabilities could be repriced over the near term (up to three years) to compensate for such changes. The spread on interest rates, or the difference between the average earning assets and the average interest bearing liabilities, is monitored quarterly. It is the Corporation's goal to maintain this spread at better than 4.0%. The spread on a taxable equivalent basis for the six month periods ended December 31, 2002 and 2001 were 5.06% and 4.88%, respectively and for the fiscal year ended June 30, 2002 was 5.03%.

CAPITAL RESOURCES
The following table presents the capital ratios of Consumers Bancorp, Inc.

                                             December 31, 2002      June 30, 2002
                                             -----------------      -------------
Total adjusted average assets for
     leverage ratio                              $181,901             $182,744
Risk-weighted assets and off-balance-
     sheet financial instruments for
     capital ratio                                112,751              117,314
Tier I capital                                     14,887               13,957
Total risk-based capital                           16,300               15,426

Leverage Ratio                                        8.2%                 7.6%
Tier I capital ratio                                 13.2                 11.9
Total capital ratio                                  14.5                 13.2



Capital ratios applicable to Consumers National Bank at December 31, 2002 were as follows:

                                                                                              Total
                                                                         Tier I             Risk-based
                                                   Leverage              Capital              Capital
                                                   --------              -------            ----------
Regulatory Capital Requirements
     Minimum                                         4.0%                  4.0%                  8.0%
     Well-capitalized                                5.0                   6.0                  10.0
Bank Subsidiary
     Consumers National Bank                         8.1                  13.0                  14.3

The Company and subsidiary Bank are subject to various regulatory capital requirements administered by federal regulatory agencies. Capital adequacy guidelines and prompt corrective-action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Failure to meet various capital requirements can initiate regulatory action that could have a direct material affect on the

                             CONSUMERS BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share data)

Company's financial statements. The Bank is considered well capitalized under the Federal Deposit Insurance Act at December 31, 2002. Management is not aware of any matters occurring subsequent to December 31, 2002 that would cause the Bank's capital category to change.

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

NEW ACCOUNTING PRONOUNCEMENTS:

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations." SFAS No. 141 requires all business combinations to be accounted for using the purchase method. The alternative pooling-of-interest method is no longer permitted. The provisions of this Statement

                             CONSUMERS BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

apply to all business combinations initiated after June 30, 2001. The adoption of this statement will only impact the Company's financial statements if it enters into a business combination.

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

Other identified intangible assets, such as core deposit intangible assets, will continue to be amortized over their estimated useful lives. The Company adopted this Statement on July 1, 2002. The Company has assessed the impact of this statement on financial statements and continued amortization of premium totaling $80 for the six months ended December 31, 2002 and 2001, which represents amortization of the premium paid for a branch purchase described below.

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

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions," which amends and reconsiders certain provision of SFAS No. 72. This statement addresses the financial accounting and reporting for the acquisition of all or part of a financial institution. The statement provides that unidentified intangible assets associated with branch acquisitions, considered a business combination under the provisions of SFAS No. 141 "Business Combination," should be reclassified as goodwill and accounted for under the provisions of SFAS No. 142. This statement is effective on October 1, 2002 with earlier application permitted.

At December 2002, the Corporation had $1,458 classified as premium paid for a single branch office and approximately $19 million in deposits in January 2000. As acquisition was not considered a business combination, the premium is considered an amortizable intangible asset and will continue to be amortized as described above.

                             CONSUMERS BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Bank measures interest-rate risk from the perspectives of earnings at risk and value at risk. The primary purpose of both the loan and investment portfolios is the generation of income, but if credit risk is the principal focus of risk analysis in the loan portfolio, interest-rate risk is the principal focus in the investment portfolio. Because of the greater liquidity of the investment portfolio, it is the vehicle for managing interest-rate risk in the entire balance sheet. The Bank manages interest rate risk position using simulation analysis of net interest income and net income over a two-year period. The Bank also calculates the effect of an instantaneous change in market interest rates on the economic value of equity or net portfolio value. Once these analyses are complete, management reviews the results, with an emphasis on the income-simulation results for purposes of managing interest-rate risk. The rate sensitivity position is managed to avoid wide swings in net interest margins. Measurement and identification of current and potential interest rate risk exposures is conducted quarterly, with reporting and monitoring also occurring quarterly. The Bank applies interest rate shocks to its financial instruments up and down 50, 100, 150, and 200 basis points. The following table presents an analysis of the potential sensitivity of the Bank's annual net interest income and present value of the Bank's financial instruments to sudden and sustained increase of 200 basis points and 100 basis points decrease change in market interest rates:

                                                    Maximum Change
 One Year Net interest Income Change                    2002                 Guidelines
 -----------------------------------                    ----                 ----------
 +200 Basis Points                                        1%                   (16.0)%
 -100 Basis Points                                        0%                   (16.0)%
 Net Present Value of Equity Change
 ----------------------------------
 +200 Basis Points                                      (24)%                  (20.0)%
 -100 Basis Points                                       14%                   (20.0)%


The projected volatility of net interest income and net present value of equity rates to a +200 and -100 basis points change for all quarterly models during 2001 and 2002 fall within the Board of Directors guidelines for net interest income change. The variance for net present value of equity change has been addressed by continuing to reduce the maturity within the investment portfolio as consumers reduce time maturities with in the deposit portfolio.

ITEM 4 - CONTROLS AND PROCEDURES
Within a 90-day period prior to the filing date of this report, an evaluation was carried out under the supervision and with the participation of Consumers Bancorp, Inc. management, including Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) under the Securities Exchange Act of 1934). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by Consumers Bancorp, Inc. in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported with in the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that there are no significant changes in the Company's internal controls or in other factors that could significantly affect its internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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


Item 2 - Changes in Securities
     Not Applicable.


Item 3 - Defaults Upon Senior Securities
     Not Applicable

Item 4 - Shareholders Meeting
     Consumers Bancorp, Inc., held its annual meeting of shareholders on October 16, 2002, for the following purposes: 1) To elect four directors, each to serve for a three year term expiring in 2005. 2) To elect one director to serve for a one year term expiring in 2003. 3) To amend and restate the Regulations to permit the removal of members of the Board of Directors for cause; and for the transaction of any other business that may properly come before the meeting or and adjournment thereof:

Election of Directors

              John P. Furey    Mark S. Kelly   Laurie L. McClellan     David W. Johnson
For             1,607,521        1,607,521          1,607,488              1,606,756
Withheld          11,655          11,655              11,688                12,420

    The following directors were not up for election at the annual meeting and their respective terms in office continued after the Annual Meeting.

                      J. V. Hanna                        Homer R. Unkefer
                   James R. Kiko, Sr.                    Walter J. Young
                   Thomas S. Kishman

Proposal to amend and restate the Regulations to permit the removal of members of the Board of Directors for cause.

                 Shares For           Shares Against         Shares Abstained
                  1,468,300                2,565                  30,209

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

B. Reports on Form 8-K - Consumers Bancorp Inc. filed reports on Form 8-K during the quarter ended December 31, 2002 as follows:
         None

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

           a). designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entitles, particularly during the period in which this quarterly report is being prepared;

           b). evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

           c). presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or person performing the equivalent function):

           a). all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls;

           b). any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: February 12, 2003                             /s/ Mark S. Kelly
                                                  ---------------------
                                                      Mark S. Kelly
                                          President and Chief Executive Officer

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

           a). designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entitles, particularly during the period in which this quarterly report is being prepared;

           b). evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

           c). presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or person performing the equivalent function):

           a). all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls;

           b). any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 12, 2003                             /s/ Paula J. Meiler
                                              -------------------------------
                                                       Paula J. Meiler
                                          Treasurer and Chief Financial Officer

                             CONSUMERS BANCORP, INC.
                                      10-Q
                             CONSUMERS BANCORP, INC.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                     CONSUMERS BANCORP, INC.
                                                     -----------------------
                                                           (Registrant)



Date: February 12, 2003                              /s/ Mark S. Kelly
      -----------------                              -------------------------
                                                     Mark S. Kelly
                                                     President and C.E.O.







Date: February 12, 2003                              /s/ Paula J. Meiler
      -----------------                              --------------------------
                                                     Paula J. Meiler
                                                     Chief Financial Officer