Form 10-Q
period 2003-03-31
CONSUMERS BANCORP INC /OH/
filed 2003-05-15
CIK 1006830

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003.

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

         Common Stock, no par value          Outstanding at May 13, 2003
                                               2,146,281 Common Shares

                             CONSUMERS BANCORP, INC
                                   FORM 10-Q
                          QUARTER ENDED MARCH 31, 2003

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)

Interim financial information required by Rule 10-01 of Regulation S-X (17 CFR
Part 210) is included in this Form 10-Q as referenced below:

                                                                                             Page
                                                                                           Number (s)
                                                                                           ----------
Consolidated Balance Sheets
       March 31, 2003 and June 30, 2002                                                          1

Consolidated Statements of Income
       Three and nine months ended March 31, 2003 and 2002                                       2

Consolidated Statement of Comprehensive Income                                                   3

Condensed Consolidated Statements of Changes in Shareholders' Equity
       Three and nine months ended March 31, 2003 and 2002                                       3

Condensed Consolidated Statements of Cash Flows
       Nine months ended March 31, 2003 and 2002                                                 4

Notes to the Consolidated Financial Statements                                                5-10

Item 2 - Management's Discussion and Analysis of Financial Condition and
Results of Operation                                                                         11-23

Item 3 - Quantitative and Qualitative Disclosures about Market Risk                          24-25

Item 4 - Controls and Procedures                                                                25

                                PART II - OTHER

Item 1 - Legal Proceedings                                                                      26

Item 2 - Changes in Securities and Use of Proceeds                                              26

Item 3 - Defaults upon Senior Securities                                                        26

Item 4 - Submission of Matters to a Vote of Security Holders                                    26

Item 5 - Other Information                                                                      26

Item 6 - Exhibits and Reports on Form 8-K                                                       26

Signatures                                                                                      27

                             CONSUMERS BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

(Dollars in thousands except per share data)

                                                            March 31, 2003      June 30, 2002
                                                            --------------      -------------
ASSETS
Cash and cash equivalents                                     $    7,471          $    7,851
Federal funds sold                                                13,846               7,710
Securities, available for sale                                    27,167              34,122
Loans, net                                                       122,060             123,454
Cash surrender value of life insurance                             3,649               3,499
Premises and equipment, net                                        5,679               5,334
Intangible assets                                                  1,418               1,538
Accrued interest receivable and other assets                         920               1,196
                                                              ----------          ----------
         Total assets                                         $  182,210          $  184,704
                                                              ==========          ==========
LIABILITIES
Deposits
      Non-interest bearing demand                             $   32,661          $   31,044
      Interest bearing demand                                     12,833              12,948
      Savings                                                     60,492              58,137
      Time                                                        51,463              57,939
                                                              ----------          ----------
           Total Deposits                                        157,449             160,068
                                                              ----------          ----------
Securities sold under agreements to repurchase                     5,258               5,133
Federal Home Loan Bank advance                                       844               2,153
Accrued interest and other liabilities                             1,607               1,530
                                                              ----------          ----------
           Total liabilities                                     165,158             168,884

SHAREHOLDERS' EQUITY
Common stock (no par value, 2,500,000 shares
      authorized; 2,160,000 issued)                                4,869               4,869
Retained earnings                                                 12,050              10,830
Treasury stock, at cost (13,719 shares at
March 31, 2003 and June 30, 2002)                                   (204)               (204)
Accumulated other comprehensive income                               337                 325
                                                              ----------          ----------
           Total shareholders' equity                             17,052              15,820
                                                              ----------          ----------
           Total liabilities and shareholders' equity         $  182,210          $  184,704
                                                              ==========          ==========

           See accompanying notes to consolidated financial statements.

                             CONSUMERS BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

(Dollars in thousands, except per share amounts)

                                                       Three Months Ended                      Nine Months Ended
                                                            March 31,                               March 31,
                                                    2003                2002                2003                2002
                                                    ----                -----               ----                ----
Interest income
     Loans, including fees                       $    2,506          $    2,929          $    7,854          $    9,285
     Securities
          Taxable                                       263                 301                 928                 866
          Tax-exempt                                     31                  32                  95                  89
     Federal funds sold                                  22                  35                  93                 154
                                                 ----------          ----------          ----------          ----------
          Total interest income                       2,822               3,297               8,970              10,394

Interest expense
     Deposits                                           578                 875               1,997               3,287
     Federal Home Loan Bank advances                     24                  33                  85                 101
     Other                                               16                  15                  59                  55
                                                 ----------          ----------          ----------          ----------
          Total interest expense                        618                 923               2,141               3,443

Net interest income                                   2,204               2,374               6,829               6,951

Provision for loan losses                               100                 223                 317                 724
                                                 ----------          ----------          ----------          ----------
Net interest income after
     Provision for loan losses                        2,104               2,151               6,512               6,227

Other income
     Service charges on deposit accounts                274                 239               1,003                 740
     Other                                              262                 181                 650                 530
                                                 ----------          ----------          ----------          ----------
          Total other income                            536                 420               1,653               1,270

Other expenses
     Salaries and employee benefits                     945                 893               2,787               2,590
     Occupancy                                          329                 270                 941                 831
     Directors' fees                                     53                  39                 159                 141
     Professional fees                                   58                  55                 240                 133
     Franchise taxes                                     44                  44                 134                 133
     Printing and supplies                               46                  48                 128                 153
     Telephone                                           45                  45                 152                 138
     Amortization of intangible                          40                  40                 120                 121
     Other                                              306                 365                 947                 944
                                                 ----------          ----------          ----------          ----------
          Total other expenses                   $    1,866          $    1,799          $    5,608          $    5,184
                                                 ----------          ----------          ----------          ----------

Income before income taxes                              774                 772               2,557               2,313
Income tax expense                                      233                 232                 779                 710
                                                 ----------          ----------          ----------          ----------
Net Income                                       $      541          $      540          $    1,778          $    1,603
                                                 ==========          ==========          ==========          ==========

Basic earnings per share                         $      .25          $      .25          $      .83          $      .75

           See accompanying notes to consolidated financial statements

                             CONSUMERS BANCORP, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)

(Dollars in thousands, except per share data)

                                                       Three Months ended                       Nine Months ended
                                                            March 31,                               March 31,
                                                    2003                2002                2003                2002
                                                    ----                ----                ----                ----
Balance at beginning of period                   $   16,767          $   14,868          $   15,820          $   14,217

Comprehensive income:
Net Income                                              541                 540               1,778               1,603
Other comprehensive income (loss)                       (84)                (58)                 12                (125)
                                                 ----------          ----------          ----------          ----------
Total comprehensive income                              457                 482               1,790               1,478

Common cash dividends                                  (172)               (165)               (558)               (516)
Purchase of 4,500 Treasury shares                                           (90)                                    (90)
Treasury shares issued                                                                                                6
                                                 ----------          ----------          ----------          ----------

Balance at the end of the period                 $   17,052          $   15,095          $   17,052          $   15,095
                                                 ==========          ==========          ==========          ==========

Common cash dividends per share                  $     0.08          $     0.08          $     0.26          $     0.24

          See accompanying notes to consolidated financial statements.

                             CONSUMERS BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

(Dollars in thousands)

                                                                     Nine Months Ended
                                                                         March 31,
                                                                 2003                2002
                                                                 ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                               $    1,778          $    1,603
     Adjustments to reconcile net income to net cash
            from operating activities                                764                (186)
                                                              ----------          ----------
Net cash from operating activities                                 2,542               1,417
                                                              ----------          ----------

CASH FLOW FROM INVESTING ACTIVITIES
     Securities available for sale
            Purchases                                            (10,034)            (17,588)
            Maturities and principal pay downs                    16,748               8,822
     Net (increase) in federal funds sold                         (6,136)             (4,500)
     Net decrease (increase) in loans                              1,688               1,679
     Acquisition of premises and equipment                          (827)               (300)
     Purchase of life insurance policies                                                (365)
                                                              ----------          ----------
            Net cash from investing activities                     1,439             (12,252)

CASH FLOW FROM FINANCING
     Net (decrease) increase in deposit accounts                  (2,619)              8,400
     Net increase in repurchase agreements                           125               2,140
     Repayments of FHLB advances                                  (1,309)                (75)
     Dividends paid                                                 (558)               (516)
     Sale of treasury stock                                                                6
     Purchase of treasury stock                                                          (90)
                                                              ----------          ----------
            Net cash from financing activities                    (4,361)              9,865
                                                              ----------          ----------

Change in cash or cash equivalents                                  (380)               (970)

Cash and cash equivalents, beginning of year                       7,851               6,626
                                                              ----------          ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                      $    7,471          $    5,656
                                                              ==========          ==========

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

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated balance sheets of the Corporation at March 31, 2003, and its income and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances. The Annual Report for the Corporation for the year ended June 30, 2002, contains consolidated financial statements and related notes that should be read in conjunction with the accompanying consolidated financial statements.

Segment Information: The Corporation is a financial holding company engaged in the business of commercial and retail banking, which accounts for substantially all of the revenues, operating income, and assets.

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

Cash Reserves: Consumers National Bank is required by the Federal Reserve Bank to maintain reserves consisting of cash on hand and noninterest-bearing balances on deposit with the Federal Reserve Bank. The required reserve balance at March 31, 2003 was $1,224 and at June 30, 2002 was $1,181.

Securities: All securities currently owned are classified as available-for-sale. Held-to-maturity securities are those that the Bank has the positive intent and ability to hold to maturity, and are reported at amortized cost. Available-for-sale securities are those that the Bank may decide to sell if needed for liquidity, asset-liability management, or other reasons. Available-for-sale securities are reported at fair value, with unrealized gains or losses included as a separate component of equity, net of tax.

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

Loan impairment is reported when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage and consumer loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected from the collateral. Loans are evaluated for impairment when payments are delayed, typically 90 days or more, or when it is probable that not all principal and interest amounts will be collected according to the original terms of the loan. No loans were determined to be impaired, as of and for the periods ended March 31, 2003 and June 30, 2002.

Cash Surrender Value of Life Insurance: The Bank has purchased single-premium life insurance policies to insure the lives of the participants in the salary continuation plan. As of March 31, 2003, the Bank has total purchased policies of $2,885

                             CONSUMERS BANCORP, INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(continued)

(Dollars in thousands, except per share amounts)

NOTE 1- CONTINUED

(total death benefit $9,358) with a cash surrender value of $3,649. As of June 30, 2002, the Bank had total purchased policies of $ 2,885 (total death benefit $9,358) with a cash surrender value of $3,499. The amount included in income (net of policy commissions and mortality costs) was approximately, $52 and $49 for the three month periods ended and $150 and $125 for the nine month periods ended March 31, 2003 and 2002.

Premises and Equipment: Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed over the assets' useful lives on an accelerated basis, except for building for which the straight-line basis is used.

Other Real Estate Owned: Real estate properties, other than Company premises, acquired through, or in lieu of, loan foreclosure are initially recorded at fair value at the date of acquisition. Any reduction to fair value from the carrying value of the related loan at the time of acquisition is accounted for as a loan loss. After acquisition, a valuation allowance reduces the reported amount to the lower of the initial amount or fair value less costs to sell. Expenses, gains and losses on disposition, and changes in the valuation allowance are reported in other expenses. There were no properties held as other real estate owned at March 31, 2003 and June 30, 2002.

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

                             CONSUMERS BANCORP, INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(continued)

(Dollars in thousands, except per share amounts)

NOTE 1- CONTINUED

Earnings and Dividends Declared per Share: Earnings per common share are computed based on the weighted average common shares outstanding. The number of outstanding shares used was 2,146,281 and 2,146,631 for the quarters and 2,146,281 and 2,150,698 for the nine month periods ended March 31, 2003 and March 31, 2002. The Company's capital structure contains no dilutive securities.

Statement of Cash Flows: For purpose of reporting cash flows, cash and cash equivalents include the Company's cash on hand and due from banks. The company reports net cash flows for customer loan transactions and deposit transactions. For the nine months ended March 31, 2003 and 2002, the Corporation paid $2,236 and $3,738 in interest and $961 and $789 in income taxes.

NOTE 2 - SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair value of the securities available for sale, as presented on the consolidated balance sheet at March 31, 2003 and June 30, 2002 are as follows:

                                                                        Gross               Gross
                                                 Amortized           Unrealized          Unrealized             Fair
                                                    Cost               Gains               Losses               Value
                                                 ----------------------------------------------------------------------
MARCH 31, 2003
Securities available for sale:
U.S. Treasury and Federal Agencies               $    6,345          $      137          $                   $    6,482
Obligations of states and
       political subdivisions                         2,872                 136                                   3,008
Mortgage-backed securities                           16,326                 265                  (8)             16,583
Other securities                                      1,113                                     (19)              1,094
                                                 ----------------------------------------------------------------------

              Total Securities                   $   26,656          $      538          $      (27)         $   27,167
                                                 ==========          ==========          ==========          ==========

                                                                        Gross               Gross
                                                 Amortized           Unrealized          Unrealized             Fair
                                                    Cost               Gains               Losses               Value
                                                 ----------------------------------------------------------------------
JUNE 30, 2002
Securities available for sale
U.S. Treasury and Federal Agencies               $   11,067          $      100              $               $   11,167
Obligations of states and
       political subdivisions                         3,040                  73                  (9)              3,104
Mortgage-backed securities                           18,481                 335                 (10)             18,806
Other securities                                      1,042                   3                                   1,045
                                                 ----------------------------------------------------------------------

              Total Securities                   $   33,630          $      511          $      (19)         $   34,122
                                                 ==========          ==========          ==========          ==========

                             CONSUMERS BANCORP, INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(continued)

(Dollars in thousands, except per share amounts)

NOTE 2 - SECURITIES AVAILABLE FOR SALE

There were no sales or transfer of securities classified as available for sale for the three or nine month periods ended March 31, 2003 and March 31, 2002.

The estimated fair value of debt securities at March 31, 2003, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                              Estimated Fair
                                                                                                  Value
                                                                                              --------------
Securities for sale:

Due in one year or less                                                                         $    3,889
Due after one year through five years                                                                4,608
Due after five years through ten years                                                                 993
Due after ten years
                                                                                                ----------
         Total                                                                                       9,490
Mortgage-backed securities                                                                          16,583
Other Securities                                                                                     1,094
                                                                                                ----------
         Total                                                                                  $   27,167
                                                                                                ----------

At March 31, 2003, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies and corporations, with an aggregate book value, which exceeds 10% of shareholders' equity.

NOTE 3 - LOANS

Total loans as presented on the balance sheets are comprised of the following classifications:

                                                            March 31, 2003      June 30, 2002
                                                            --------------      -------------
Real-estate - residential mortgage                            $   56,903          $   56,716
Real-estate - construction                                         1,102               2,107
Commercial, financial and agriculture                             56,497              53,535
Personal and other                                                 9,470              13,029
                                                              ----------          ----------
Total                                                            123,972             125,387
Unearned fees and costs                                             (229)               (265)
Allowance for loan losses                                         (1,683)             (1,668)
                                                              ----------          ----------

Loans, net                                                    $  122,060          $  123,454
                                                              ==========          ==========

                             CONSUMERS BANCORP, INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(continued)

(Dollars in thousands)

NOTE 3 - LOANS (CONTINUED)

No loans were determined to be impaired at either March 31, 2003, or June 30, 2002, nor were there any such loans during the period then ended. At March 31, 2003, loans in non-accrual status totaled $1,080 and at June 30, 2002, totaled $829.

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

A summary of activity in the allowance for loan losses for the periods ended March 31, 2003, and March 31, 2002 are as follows:

                                                       Three months ended                      Nine months ended
                                                            March 31,                               March 31,
                                                    2003                2002                2003                2002
                                                    ----                ----                ----                ----
Beginning of period                              $    1,707          $    1,558          $    1,668          $    1,552
Provision                                               100                 223                 317                 724
Loans charged off                                      (189)               (232)               (460)               (759)
Recoveries of loans previously
     charged off                                         65                  62                 158                  94
                                                 ----------          ----------          ----------          ----------

Balance at March 31,                             $    1,683          $    1,611          $    1,683          $    1,611
                                                 ==========          ==========          ==========          ==========

                             CONSUMERS BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

GENERAL

The following is management's analysis of the Corporation's results of operations as of and for the three month period and nine month periods ending March 31, 2003, compared to the same period in 2002, and the consolidated balance sheets at March 31, 2003 compared to June 30, 2002. This discussion is designed to provide a more comprehensive review of the operating results and financial condition than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

BUSINESS

Consumers Bancorp, Inc. (the "Corporation"), is a bank holding company under the Bank Holding Company Act of 1956, as amended, Incorporated under the laws of the State of Ohio, the Corporation owns all of the issued and outstanding capital stock of Consumers National Bank (the "Bank"), a bank chartered under the laws of the United States. On February 28, 1995, the Corporation acquired all of the common stock issued by the Bank. The Corporation's activities have been limited primarily to holding the common shares of the Bank.

Serving the Minerva, Ohio area since 1965, the Bank's main office is located at 614 E. Lincoln Way, Minerva, Ohio. The Bank's business involves attracting deposits from businesses and individual customers and using such deposits to originate commercial, mortgage and consumer loans in its market area, consisting primarily of Stark, Columbiana, Carroll, and contiguous counties in Ohio. The Bank also invests in securities consisting of U.S. government and government agency obligations, municipal obligations, mortgage-backed securities and other securities.

The Bank owns 100% of Community Title Agency, Inc., a title agency company. The subsidiary accounts for less than 2% of the Corporation's consolidated assets and business.

                             CONSUMERS BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)

THREE MONTHS ENDED MARCH 31, 2003 AND 2002

NET INCOME Net income was $541 for the third quarter of 2003, an increase of $1 compared to the third quarter of 2002 net income of $540. Earnings per common share for the third quarter of 2002 were $0.25 as compared to $0.25 for the third quarter of 2002. Return on average equity (ROE) and return on average assets (ROA) were 12.86% and 1.30%, respectively, for the third quarter of 2003 compared to 14.32% and 1.17%, respectively, in 2002.

NET INTEREST INCOME

Net interest income for the third quarter of 2003 was $2,204, a decrease of $170 or 7.2% from $2,374 in the third quarter of 2002. Net interest income, the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of the Corporation's earnings. Net interest income is affected by changes in the volumes, rates and composition of interest-earning assets and interest-bearing liabilities. Average earning assets decreased 2.4% from the third quarter last year, with average loans, decreasing 6.3% from last year due in part to accelerated mortgage refinancings within the banking industry and the Bank's exit from sub prime consumer loan lending. Average interest bearing liabilities decreased 6.2% from the same quarter last year. The Corporation's net interest margin for the quarter ended March 31, 2003 was 5.50%, an increase of 9 basis points from last quarter and a decrease of 27 basis points from the third quarter a year ago. The decline in interest rates as well as increased refinancings at lower rates in the third quarter 2003 caused the interest margin to decline.

                             CONSUMERS BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

       AVERAGE BALANCE SHEETS AND ANALYSIS OF NET INTEREST INCOME FOR THE
                          THREE MONTHS ENDED MARCH 31
                        (In thousands except percentages)

                                                        2003                                             2002
                                                        ----                                             ----
                                      Average                          Yield/          Average                      Yield/
                                      Balance         Interest          Rate           Balance         Interest      rate
                                      -------         --------          ----           -------         --------      ----
                                                                   (Dollars in thousands)
Interest-earning assets:
     Taxable securities            $      27,805      $    263          2.12%       $      24,055      $    301      5.94%
     Nontaxable securities(1)              2,977            48          5.97                2,822            49      7.01
     Loans receivable(1)                 124,721         2,509          8.16              133,060         2,932      8.94
     Federal funds sold                    8,634            22          1.03                8,262            35      1.72
                                   -------------      --------          ----        -------------      --------      ----
Total Interest-Earning Assets      $    164,137       $  2,842          7.02%       $     168,199      $  3,317      8.00%

Noninterest-Earning Assets                15,535                                           15,184
                                   -------------                                    -------------

Total Assets                       $     179,672                                    $     183,383
                                   =============                                    =============

Interest Bearing Liabilities
     NOW                           $      12,484      $     23           .75%       $      12,816      $     43      1.36%
     Savings                              59,919           126           .85               57,059           167      1.19
     Time deposits                        51,447           429          3.38               63,295           665      4.26
     Repurchase agreements                 4,590            16          1.41                3,038            15      2.00
     FHLB advances                         1,342            24          7.25                2,192            33      6.11
                                   -------------      --------          ----        -------------      --------      ----
Total interest bearing                   129,782           618          1.93%             138,400           923      2.70%
liabilities

Noninterest bearing liabilities           32,829                                           29,730
                                   -------------                                    -------------
Total liabilities                        162,611                                          168,130
Shareholders equity                $      17,061                                    $      15,253
                                   -------------                                    -------------
Total liabilities and
     Shareholders equity           $     179,672                                    $     183,383
                                   =============                                    =============

Net interest income, interest
rate spread (1)                                       $  2,224          5.09%                          $  2,394      5.30%

Net interest margin (net
     interest as a percent of
     average interest-earning
     assets (1)                                                         5.50%                                        5.77%

Average interest-earning assets
to interest-bearing liabilities
                                          126.47%                                          121.28%

(1) calculated on a fully taxable equivalent basis

                             CONSUMERS BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

PROVISION FOR LOAN LOSSES

The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management's assessment of the estimated probable credit losses inherent in the Corporation's loan portfolio, which have been incurred at each balance sheet date. The provision for loan losses decreased $123 or 55.2% to $100 in the third quarter of 2003 compared to $223 in the third quarter of 2003. The decreased provision for loan losses in the third quarter of 2003 was attributable to decline in both the loan portfolio and net charge-offs. Net charge-offs were $124 or 0.40% (annualized) of average loans during the three months ended March 31, 2003, compared to $170 or 0.52% (annualized) for the same period in 2002.

                                                   March 31,          June 30,           March 31,
                                                      2003              2002                2002
                                                   -----------------------------------------------
Allowance for loan losses as a
         percentage of loans                           1.36%             1.33%               1.22%
Allowance for loan losses as a
         percentage of non-performing
         assets                                      139.09%           120.78%             134.02%

The continuing weaker economy was reflected as the allowance for loan losses as a percentage of non-performing loans for the third quarter of 2003 remained relatively stable compared to the third quarter of 2002 as a result of non-performing loans increasing from $1,202 at March 31, 2002 to $1,210 at March 31, 2003.

NON-INTEREST INCOME

Non-interest income was $536 for the third quarter increasing 27.6% from $420 in the same period last year. Service charges on deposits were $274, up $35, or 14.6% from last year, attributable mainly to the introduction of Overdraft Privilege Program during 2002 coupled with deposit growth in non-interest bearing checking.

NON-INTEREST EXPENSE

Non-interest expense for the third quarter was $1,866, compared to $1,799 in the third quarter last year. The increase in the third quarter was due primarily to the increase in occupancy expense and salary. Additionally, non-interest expense was impacted by increased professional fees to support corporate governance issues and payment of overdraft privilege fees to the originating vendor. The efficiency ratio was 67.6% for the third quarter of 2003, compared to 63.9% for the same quarter last year.

INCOME TAXES

The provision for income taxes for the third quarter of 2003 increased $1 to $233 from $232 for the same period in 2002. The effective tax rate for the three months ended March 31, 2003 and 2002 was 30.1%.

                             CONSUMERS BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

NINE MONTHS ENDED MARCH 31, 2003 AND 2002

NET INCOME. The Corporation earned net income of $1,778 for the nine months ended March 31, 2003 compared to $1,603 for the nine months ended March 31, 2002. This increase was primarily due to a decrease of $407 in the provision for loan losses and $383 in other income offset by an increase in other expenses.

NET INTEREST INCOME. Net interest income totaled $6,829 for the nine months ended March 31, 2003 compared to $6,951 for the nine months ended March 31, 2002, a decrease of $122 or 1.8%. The decrease in net interest income was primarily due to the decrease in loan and federal funds interest income.

Interest and fees on loans decreased $1,431, or 15.4%, to $7,854 for the nine months ended March 31, 2003 from $9,285 for the nine months ended March 31, 2002. The decrease in interest income was due to decreases in both average volume and yield. The yield on average loans outstanding for the nine month periods ended March 31, 2003, and March 31, 2002 was 8.37% and 9.26% respectively.

Interest earned on taxable and tax-exempt securities totaled $1,023 for the nine month period ended March 31, 2003 compared to $955 for the nine month period ended March 31, 2002. The increase was primarily a result of an increase in volume. Interest income on federal funds sold decreased by $61 for the nine months ended March 31, 2003, due to a decrease in yield.

                             CONSUMERS BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         AVERAGE BALANCE SHEETS AND ANALYSIS OF NET INTEREST INCOME FOR
                         THE NINE MONTHS ENDED MARCH 31
                        (In thousands except percentages)

                                                         2003                                           2002
                                                         ----                                           ----
                                      Average                          Yield/          Average                      Yield/
                                      Balance         Interest          rate           Balance         Interest      rate
                                      -------         --------          ----           -------         --------      ----
                                                                   (Dollars in thousands)
Interest-earning assets:
     Taxable securities            $      30,030      $    928          4.39%       $      19,963      $    866      5.61%
     Nontaxable securities (1)             2,998           145          6.41                2,458           137      7.10
     Loans receivable(1)                 125,119         7,864          8.37              133,771         9,297      9.26
     Federal funds sold                    8,951            93          1.38                9,023           154      2.27
                                   -------------      --------          ----        -------------      --------      ----
Total Interest-Earning Assets      $     166,360      $  9,030          7.23%       $     166,679      $ 10,454      8.35%

Noninterest-Earning Assets                15,787                                           15,423
                                   -------------                                    -------------

Total Assets                       $     182,147                                    $     182,102
                                   =============                                    =============

Interest Bearing Liabilities
     NOW                           $      13,122      $    114          1.15%       $      12,305      $    132      1.43%
     Savings                              58,978           455          1.03               54,769           744      1.81
     Time deposits                        53,599         1,428          3.55               65,410         2,411      4.91
     Repurchase agreements                 4,680            59          1.67                2,729            55      2.68
     FHLB advances                         1,806            85          6.23                2,223           101      6.05
                                   -------------      --------          ----        -------------      --------      ----
Total interest bearing                   132,185         2,141          2.16%             137,436         3,443      3.34%
liabilities

Noninterest bearing liabilities           33,289                                           29,754
                                   -------------                                    -------------
Total liabilities                        165,474                                          167,190
Shareholders equity                $      16,673                                    $      14,912
                                   -------------                                    -------------
Total liabilities and
     Shareholders equity           $     182,147                                    $     182,102
                                   =============                                    =============

Net interest income, interest
rate spread (1)                                       $  6,889          5.07%                          $  7,011      5.01%

Net interest margin (net
     interest as a percent of
     average interest-earning
     assets (1)                                                         5.53%                                        5.60%

Average interest-earning assets
to interest-bearing liabilities
                                          125.59%                                          121.28%

(1) calculated on a fully taxable equivalent basis

                             CONSUMERS BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share data)

Interest expense on deposits decreased $1,290, or 39.2% for the nine months ended March 31, 2003 compared to the nine months ended March 31, 2002. The decrease was a result of rate decreases on savings and time deposits.

Interest paid on FHLB Advances totaled $85 for the nine months ended March 31, 2003 as compared to $101 for the nine months ended March 31, 2002.

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

The provision for loan losses for the nine months ended March 31, 2003 totaled $317 as compared to $724 for the nine months ended March 31, 2002, a decrease of $407 or 56.2%. Annualized net charge-offs to average loans decreased to .32 % for the nine month period ended March 31, 2003 from .66% for the period ended March 31, 2002. The decrease in net charge-offs in 2003 compared to 2002 is primarily attributed to the reduction of consumer lending at the former Finance Company subsidiary and a tightening of consumer credit standards. Charge-offs have been made in accordance with the Corporation's standard policy and have occurred primarily in the consumer loan portfolio.

OTHER INCOME. Other income includes service charges on deposits and other miscellaneous income. Service charges on deposit accounts of $1,003 for the nine months ended March 31, 2003 represented an increase of $263, or 35.5% compared to the $740 of other income for the nine months ended March 31, 2002. The increases were primarily due to volume increases in overdraft and non-sufficient funds fees attributable to an Overdraft Privilege program. Increased income has also been realized from the increase in cash surrender value of life insurance and interchange income from debit cards due to increased volume of users in checking accounts.

                             CONSUMERS BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share data)

OTHER EXPENSE. Other expense totaled $5,608 for the nine months ended March 31, 2003 compared to $5,184 for the nine months ended March 31, 2002, an increase of $424, or 8.2%.

Salary and benefits expense increased $197 or 7.6% for the nine month period ended March 31, 2003 as compared to March 31, 2002. The increase is the result of normal annual merit increases and the addition of new personnel within loan review, compliance and loan operation areas. Occupancy expense increased $110 for the nine month period ended March 31, 2003, as compared to March 31, 2002.

INCOME TAX EXPENSE. The provision for income taxes totaled $779 for the nine months ended March 31, 2003 compared to $710 for the nine months ended March 31, 2002, an increase of $69 or 9.7%. The effective tax rate was 30.5% and 30.7% for the nine month periods ended March 31, 2003 and 2002 respectively.

FINANCIAL CONDITION

Total assets at March 31, 2003 were $182,210 compared to $184,704 at June 30, 2002, a decrease of $2,494 or 1.4%. Loan receivables decreased $1,394 from $123,454 at June 30, 2002 to $122,060 at March 31, 2003. Personal loan totals decreased for the period while residential real estate loans increased $187 or ..33%, real estate construction loans decreased $1,005 or 47.7%, and commercial loans increased $2,962 or 5.5%. Loan growth is expected to continue to remain stable to slightly increasing in the near future as customers experience a decline in short-term interest rates and longer-term mortgage rates. Available for sale securities have decreased from $34,122 at June 30, 2002 to $27,167 at March 31, 2003, or 20.4%. The portfolio reflects an increase in short-maturity and current cash flowing instruments. The duration of the investment portfolio was 2.23 years at March 31, 2003 as compared to 2.71 years at June 30, 2002 and
3.10 years at March 31, 2002. Federal funds sold have increased $6,136 a result of investment and net loan volume decreases.

Total shareholders equity increased $1,232 at June 30, 2002, to $17,052 at March 31, 2003. This increase is a combination of net income for the period, offset by cash dividends paid and an increase in value of available for sale securities.

                             CONSUMERS BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share data)

NON-PERFORMING ASSETS

The following table presents the aggregate amounts of non-performing assets and respective ratios on the dates indicated.

                                             March 31,       June 30,        March 31,
                                               2003            2002            2002
                                               ----            ----            ----
Non-accrual loans                            $  1,080        $    829        $  1,043
Restructured loans                                  0               0               0
                                             --------        --------        --------
Total non-performing loans                      1,080             829           1,043
Other real estate owned                             0               0               0
                                             --------        --------        --------
Total non-performing assets                  $  1,080        $    829        $  1,043
                                             ========        ========        ========
Loans 90 days or more past due
     and not on non-accrual                  $    130        $    552        $    158
Non-performing loans to total
     Loans                                        .98%           1.10%            .91%
Allowance for credit losses to
     total non-performing loans                139.09          120.78          134.14
Loans 90 days or more past due
     and not on non-accrual to total
     loans                                        .11             .44             .12

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

The Corporation groups its loan portfolio into three major categories: commercial loans, real estate loans, and personal loans. Commercial loans are comprised of both variable rate notes subject to daily interest rate changes based on the prime rate, and fixed rate notes having maturities of generally not greater than five years. Commercial loans have shown growth recently, with outstanding balances up by $2,962 or 5.5 % since June 30, 2002. This is mainly due to the Corporation's ability to tailor loan programs to the specific requirements of the business, professional, and agricultural customers in its market area. The Corporation's real

                             CONSUMERS BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share data)

estate loan portfolio consists of three basic segments: conventional mortgage loans having fixed rates and maturities not exceeding fifteen years, variable rate home equity lines of credit, and fixed rate loans having maturity or renewal dates that are less than the scheduled amortization period. Competition is very heavy in the Corporation's market for these types of loans, both from local and national lenders. The Bank became affiliated with third parties, which allow the Bank to offer very attractive mortgage loan options to its customers. The personal loans offered by the Bank are generally written for periods up to five years, based on the nature of the collateral. These may be either installment loans having regular monthly payments, or demand type loans for short periods of time. Personal loans have declined during the past quarter, as automobile loans have been affected by the auto manufacturers' offerings of zero and highly discounted rates through their financing subsidiaries.

Funds not allocated to the Corporation's loan portfolio are invested in various securities having diverse maturity schedules. The majority of the Corporation's investments are held in U.S. Treasury securities or other securities issued by U.S. Government agencies, and to a lesser extent, investments in tax free municipal bonds. Net interest yields for the investment account were 6.41% and 7.10% respectively for the nine month periods ended March 31, 2003 and March 31, 2002.

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

To provide an additional source of loan funds, the Corporation has entered into an agreement with the Federal Home Loan Bank (FHLB) of Cincinnati to obtain matched funding for loans. Repayment is made either over a fifteen year period or 2 year maturity. At March 31, 2003, these FHLB balances totaled $844. The Corporation considers this agreement with the FHLB to be a good source of liquidity funding, secondary to its deposit base.

Jumbo time deposits (those with balances of $100 and over) declined from $11,485 at June 30, 2002 to $7,481 at March 31, 2003. These deposits are monitored closely by the Corporation, priced on an individual basis, and often matched with a corresponding investment instrument. The Corporation has on occasion used a fee paid broker to obtain these types of funds from outside its normal service area as another alternative for its funding needs. These deposits are not relied upon, as a primary source of funding however, and the Corporation can foresee no dependence on these types of deposits for the near term. Although management monitors interest rates on an ongoing basis, a quarterly rate sensitivity report is used to determine the effect of interest rate changes on the financial statements. In the opinion of

                             CONSUMERS BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share data)

management, enough assets or liabilities could be repriced over the near term (up to three years) to compensate for such changes. The spread on interest rates, or the difference between the average earning assets and the average interest bearing liabilities, is monitored quarterly. It is the Corporation's goal to maintain this spread at better than 4.0%. The spread on a taxable equivalent basis for the nine month periods ended March 31, 2003 and 2002 were 5.07% and 5.01%, respectively and for the fiscal year ended June 30, 2002 was 5.03%.

CAPITAL RESOURCES

The following table presents the capital ratios of Consumers Bancorp, Inc.

                                                            March 31, 2003      June 30, 2002
                                                            --------------      -------------
Total adjusted average assets for
     leverage ratio                                           $  181,901          $  182,744
Risk-weighted assets and off-balance-
     sheet financial instruments for
     capital ratio                                               112,751             117,314
Tier I capital                                                    14,887              13,957
Total risk-based capital                                          16,300              15,426

Leverage Ratio                                                       8.2%                7.6%
Tier I capital ratio                                                13.2                11.9
Total capital ratio                                                 14.5                13.2

Capital ratios applicable to Consumers National Bank at March 31, 2003 were as follows:

                                                                                                         Total
                                                                                  Tier I              Risk-based
                                                            Leverage              Capital               Capital
                                                            --------              -------               -------
Regulatory Capital Requirements
     Minimum                                                  4.0%                  4.0%                  8.0%
     Well-capitalized                                         5.0                   6.0                  10.0
Bank Subsidiary
     Consumers National Bank                                  8.5                  13.5                  14.8

The Company and subsidiary Bank are subject to various regulatory capital requirements administered by federal regulatory agencies. Capital adequacy guidelines and prompt corrective-action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Failure to meet various capital requirements can initiate regulatory action that could have a direct material affect on the

                             CONSUMERS BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share data)

Company's financial statements. The Bank is considered well capitalized under the Federal Deposit Insurance Act at March 31, 2003. Management is not aware of any matters occurring subsequent to March 31, 2003 that would cause the Bank's capital category to change.

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

CRITICAL ACCOUNTING POLICIES

The financial condition and results of operations for Consumers presented in the Consolidated Financial Statements, accompanying notes to the Consolidated Financial Statements and management's discussion and analysis are, to a large degree, dependent upon the Company's accounting policies. The selection and application of these accounting policies involve judgments, estimates and uncertainties that are susceptible to change.

                             CONSUMERS BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Presented below are discussions of those accounting policies that management believes are the most important (Critical Accounting Policies) to the portrayal and understanding of the Company's financial condition and results of operations. These Critical Accounting Policies require management's most difficult, subjective and complex judgments about matters that are inherently uncertain. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood. See also Note 1 of the Notes to Consolidated Financial Statements.

LOANS, LEASES AND ALLOWANCE FOR ESTIMATED LOSSES

Loans and leases are the Company's largest income earning asset category. Loans are recorded at the amount advanced to the borrower plus certain costs incurred by the Bank to originate the loan, less certain origination fees that are collected from the borrower. The carrying amount of loans is reduced as principal payments are made. Payments made by the borrower are allocated between interest income and principal payment based upon the outstanding principal amount, the contractual rate of interest and other contractual terms. The carrying amount is further adjusted to reflect amortization of the origination costs net of origination fees. These items are amortized over the expected life of the loan.

The accrual of interest income is generally discontinued (Non-Accrual Status) when management believes that collection of principal and/or interest is doubtful or when payment becomes 90 to 120 days past due, except for loans that are well secured and are in a short-term, well-defined process of collection. Payments received from the borrower after a loan is placed on Non-Accrual Status are applied to reduce the principal balance of the loan until such time that collectibility of remaining principal and interest is no longer doubtful.

Management periodically reviews the loan and lease portfolio in order to establish an estimated allowance for loan and lease losses (Allowance) that are probable as of the respective reporting date. Additions to the Allowance are charged against earnings for the period as a provision for loan and lease losses (Provision). Actual loan and lease losses are charged against (reduce) the Allowance when management believes that the collection of principal will not occur. Unpaid interest attributable to prior years for loans that are placed on Non-Accrual Status is also charged against the Allowance. Unpaid interest for the current year for loans that are placed on Non-Accrual Status is reversed against the interest income previously recognized. Subsequent recoveries of amounts previously charged to the Allowance, if any, are credited to (increase) the Allowance.

The Allowance is regularly reviewed by management to determine whether or not the amount is considered adequate to absorb probable losses. If not, an additional Provision is made to increase the Allowance. This evaluation includes specific loss estimates on certain individually reviewed loans, statistical loss estimates for loan groups or pools that are based on historical loss experience and general loss estimates that are based upon the size, quality, and concentration characteristics of the various loan portfolios, adverse situations that may affect a borrower's ability to repay, and current economic and industry conditions, among other things.

                             CONSUMERS BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The Allowance is also subject to periodic examination by regulators whose review includes a determination as to its adequacy to absorb potential losses.

Those judgments and assumptions that are most critical to the application of this accounting policy are the initial and on-going credit-worthiness of the borrower, the amount and timing of future cash flows of the borrower that are available for repayment of the loan, the sufficiency of underlying collateral, the enforceability of third-party guarantees, the frequency and subjectivity of loan reviews and risk gradings, emerging or changing trends that might not be fully captured in the historical loss experience, and charges against the Allowance for actual losses that are greater than previously estimated. These judgments and assumptions are dependent upon or can be influenced by a variety of factors including the breadth and depth of experience of lending officers, credit administration and the loan review staff that periodically review the status of the loan, changing economic and industry conditions, changes in the financial condition of the borrower and changes in the value and availability of the underlying collateral and guarantees.

While the Company strives to reflect all known risk factors in its evaluations, judgment errors may occur. If different assumptions or conditions were to prevail, the amount and timing of interest income and loan and lease losses could be materially different. These factors are most pronounced during economic downturns. Since, as described above, so many factors can affect the amount and timing of losses on loans and leases it is difficult to predict, with any degree of certainty, the affect on income if different conditions or assumptions were to prevail.

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

                             CONSUMERS BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The following table presents an analysis of the potential sensitivity of the Bank's annual net interest income and present value of the Bank's financial instruments to sudden and sustained increase of 200 basis points and 100 basis points decrease change in market interest rates:

                                                                   Maximum Change
                                                                        2003                        Guidelines
                                                                        ----                        ----------
One Year Net interest Income Change
+200 Basis Points                                                         2%                          (16.0)%
-100 Basis Points                                                         1%                          (16.0)%

Net Present Value of Equity Change
+200 Basis Points                                                       (19)%                         (20.0)%
-100 Basis Points                                                         9%                          (20.0)%

The projected volatility of net interest income to a +200 and -100 basis points change for all quarterly models during 2002 and 2003 fall within the Board of Directors guidelines for net interest income change. Net present value of equity change "value at risk" is monitored by Management and has been addressed by reducing the maturity within the investment portfolio as consumers reduced time maturities within the deposit portfolio.

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

B. Reports on Form 8-K - Consumers Bancorp Inc. filed reports on Form 8-K during the quarter ended March 31, 2003 as follows:

          None

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

                                               CONSUMERS BANCORP, INC.
                                               -----------------------
                                                     (Registrant)

Date: May 13, 2003                             /s/ Mark S. Kelly
                                               -----------------------
                                               Mark S. Kelly
                                               President and C.E.O.

Date: May 13, 2003                             /s/ Paula J. Meiler
                                               -----------------------
                                               Paula J. Meiler
                                               Chief Financial Officer

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

Date: May 13, 2003                                  /s/ Mark S. Kelly
                                           -------------------------------------
                                                       Mark S. Kelly
                                           President and Chief Executive Officer

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

Date: May 13, 2003                                   /s/ Paula J. Meiler
                                           -------------------------------------
                                                       Paula J. Meiler
                                           Treasurer and Chief Financial Officer