Form 10-K
period 2003-06-30
CONSUMERS BANCORP INC /OH/
filed 2003-09-29
CIK 1006830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)
[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2003

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ........................... to ...........................

Commission File No. 033-79130

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

Common Shares, no par
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.) Yes [ ] No [X]

Based on the closing sales price on December 31, 2002 the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $ 30,513,510.

The number of shares outstanding of the Registrant’s common stock, without par value was 2,146,281 at September 26, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

Listed hereunder are the documents, portions of which are incorporated by reference, and the Parts of this Form 10-K into which such portions are incorporated:

(1)	Consumers Bancorp, Inc. Annual Report to shareholders for the fiscal year ended June 30, 2003, portions of which are incorporated by reference into parts I, II, and IV of this Form 10-K; and,

(2)	Consumers Bancorp, Inc. Proxy Statement dated September 11, 2003, portions of which are incorporated by reference into Parts III and IV of this Form 10-K.

PART I

ITEM 1 — DESCRIPTION OF BUSINESS

Business

Consumers Bancorp, Inc. (the “Corporation”), is a bank holding company under the Bank Holding Company Act of 1956, as amended and is a registered bank holding company, incorporated under the laws of the State of Ohio, the Corporation owns all of the issued and outstanding capital stock of Consumers National Bank (the “Bank”), a bank chartered under the laws of the United States. On February 28, 1995, the Corporation acquired all of the common stock issued by the Bank. The Corporation’s activities have been limited primarily to holding the common stock of the Bank.

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

The Bank owns 100% of Community Title Agency, Inc., a title agency company. The subsidiary accounts for less than 2% of the Corporation’s consolidated assets and business.

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

Gramm-Leach-Bliley Act: In November 1999 the Gramm-Leach-Bliley Act of 1999 (GLB Act) went into effect making substantial revisions to statutory restrictions separating banking activity from other financial activities. The GLB Act contains extensive provisions on a customer’s right to privacy of non-public personal information. Under these provisions, a financial institution must provide to its customers the institution’s policies and procedures regarding the handling of customers’ non-public personal information. Except in certain cases, an institution may not provide personal information to unaffiliated third parties unless the institution discloses that such information may be disclosed and the customer is given the opportunity to opt out of such disclosure. Consumers National Bank and Consumers Bancorp are also subject to certain state laws that deal with the use and distribution of non-public personal information.

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

Sarbanes-Oxley Act: On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002, which contains important new requirements for public companies in the area of financial disclosure and corporate governance. In accordance with section 302(a) of the Sarbanes-Oxley Act, written certifications by Consumers Bancorp’s Chief Executive Officer and Chief Financial Officer are required. These certifications attest that Consumers Bancorp’s quarterly and annual reports filed with the SEC do not contain any untrue statement of a material fact or omit to state a material fact.

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

The FDIC is an independent federal agency, which insures the deposits of federally insured banks and savings associations up to certain prescribed limits and safeguards the safety and soundness of financial institutions. The deposits of the Bank are subject to the deposit insurance assessments of the Bank Insurance Fund of the FDIC. Under the FDIC’s deposit insurance assessment system, the assessment rate for any insured institutions may vary according to regulatory capital levels of the institution and other factors such as supervisory evaluations.

The FDIC is authorized to prohibit any insured institution from engaging in any activity that poses a serious threat to the insurance fund and may initiate enforcement actions against banks, after first giving the institution’s primary regulatory authority an opportunity to take such action. The FDIC may also terminate the deposit insurance of any institution that has engaged in or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, order or condition imposed by the FDIC.

In addition to the supervision and regulation matters listed above, the Bank is also a member of the Federal Home Loan Bank of Cincinnati (the “FHLB”), which is a privately capitalized, government sponsored enterprise that expands housing and economic development opportunities throughout the nation by providing loans and other banking services to community-based financial institutions.

Capital Guidelines: The Federal Reserve Board has adopted risk-based capital guidelines to evaluate the adequacy of capital of bank holding companies and state member banks. The guidelines involve a process of assigning various risk weights to different classes of assets, then evaluating the sum of the risk-weighted balance sheet structure against the holding company’s capital base. Failure to meet capital guidelines could subject a banking institution to various penalties, including termination of FDIC deposit insurance. The Bank had risk-based capital ratios above minimum requirements at June 30, 2003.

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

Future Regulatory Uncertainty:

Federal regulation of financial institutions changes regularly and is the subject of constant legislative debate. Further regulations may arise from the events of September 11, 2001, such as the USA Patriot Act of 2001, which grants law enforcement officials greater powers over financial institutions to combat terrorism and money laundering. As a result, the Corporation cannot forecast how federal regulation of financial institutions may change in the future or its impact on the Corporation’s operations.

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

Employees

As of June 30, 2003, the Bank employed 100 full-time and 19 part-time employees.

Statistical Disclosure

The following section contains certain financial disclosures related to the Registrant as required under the Securities and Exchange Commission’s Industry Guide 3, “Statistical Disclosures by Bank Holding Companies”, or a specific reference as to the location of the required disclosures in the Registrant’s 2003 Annual Report to Shareholders, portions of which are incorporated in this 10-K by reference.

I.	DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

Information for Average Balances and Net Interest Margin appears in Consumers Bancorp, Inc.’s 2003 Annual Report to Shareholders (Exhibit 13, page 27) and is incorporated herein by reference.

The following table presents the changes in the Corporation’s interest income and interest expense resulting from changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities. Changes attributable to both rate and volume that cannot be segregated have been allocated in proportion to the changes due to rate and volume.

INTEREST RATES AND INTEREST DIFFERENTIAL

	2003 Compared to 2002			2002 Compared to 2001
	Increase / (Decrease)			Increase / (Decrease)

			(In thousands)

		Change	Change		Change	Change
	Total	due to	due to	Total	due to	due to
	Change	Volume	Rate	Change	Volume	Rate

Securities
Taxable	$(62)	$232	$(294)	$(61)	$234	$(295)
Nontaxable (1)	5	26	(21)	17	22	(5)
Loans receivable (2)	(1,896)	(697)	(1,199)	(295)	605	(900)
Federal funds sold	(44)	40	(84)	1	313	(312)

Total interest income	(1,997)	(399)	(1,598)	(338)	1,174	(1,512)

Deposits
NOW accounts	(53)	9	(62)	(24)	9	(33)
Savings deposits	(365)	59	(424)	(599)	129	(728)
Time deposits	(1,139)	(499)	(640)	(490)	200	(690)
Repurchase agreements	(4)	41	(45)	22	98	(76)
FHLB advances	(41)	(40)	(1)	13	19	(6)
Other	5	5	—	—	—	—

Total interest expense	(1,597)	(425)	(1,172)	(1,078)	455	(1,533)

Net interest income	$(400)	$26	$(426)	$740	$719	$21

(1)	Nontaxable income is adjusted to a fully tax equivalent basis utilizing a 34% tax rate.

(2)	Nonaccrual loan balances are included for purposes of computing the rate and volume effects although interest on these balances has been excluded.

II. INVESTMENT PORTFOLIO

The following table sets forth certain information regarding the amortized cost and fair value of the Bank’s securities at the dates indicated.

	At June 30,
	2003		2002		2001
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value

U.S. Treasury and Federal Agencies	$6,328	$6,439	$11,067	$11,167	$7,520	$7,640
Obligations of State and Political subdivisions	3,143	3,303	3,040	3,104	2,440	2,471
Mortgage-backed securities	14,062	14,238	18,481	18,806	8,483	8,592
Equity securities	1,130	1,133	1,042	1,045	986	1,008

Total securities	$24,663	$25,113	$33,630	$34,122	$19,429	$19,711

The following tables summarize the amounts and distribution of the Corporation’s securities held and the weighted average yields as of June 30, 2003:

	Amortized	Fair	Average
	Cost	Value	Yield / Cost

(Dollars in thousands)
AVAILABLE FOR SALE
U.S. Treasury and Federal Agencies:
3 months or less	$1,502	$1,514	4.83%
Over 3 months through 1 year	2,514	2,546	2.99
Over 1 year through 5 years	2,312	2,379	3.67
Over 5 years through 10 years	—	—

Total U.S. Treasury and Federal Agencies	6,328	6,439	3.68

Obligations of State and Political subdivisions:
3 months or less	—	—
Over 3 months through 1 year	738	742	3.82
Over 1 year through 5 years	2,055	2,168	6.27
Over 5 years through 10 years	350	393	6.89

Total Obligations of State and Political subdivisions	3,143	3,303	5.76

Mortgage-Backed:
3 months or less	966	973	4.54
Over 3 months through 1 year	3,962	3,964	2.20
Over 1 year through 5 years	9,088	9,256	4.03
Over 5 years through 10 years	46	45

Total Mortgage-Backed	14,062	14,238	3.55

Equity securities	1,130	1,133	2.47

Total securities	$24,663	$25,113	3.82%

The weighted average interest rates are based on coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount. The weighted average yield on tax-exempt obligations has been determined on a tax equivalent basis. Equity securities consists primarily of Federal Home Loan Bank and Bankers Bancshares, Inc. stock that bear no stated maturities and do not reflect principal prepayment assumptions. Average yields are based on amortized cost balances.

Excluding those holdings of the investment portfolio in U.S. Treasury securities and other agencies and corporations of the U.S. government, there were no investments in securities of any one issuer that exceeded 10% of the consolidated shareholders’ equity of the Registrant at June 30, 2003.

III. LOAN PORTFOLIO

A.	Types of Loans – Total loans on the balance sheet are comprised of the following classifications at June 30,

	2003	2002	2001	2000	1999

(Dollars in thousands)
Real Estate
Real estate – mortgage	$57,497	$56,716	$58,103	$43,769	$40,258
Real estate – construction	669	2,107	3,214	878	785
Commercial, financial and agricultural	58,484	53,535	53,187	54,542	40,564
Installment loans to individuals	8,240	13,029	18,574	18,810	15,415

Total Loans	$124,890	$125,387	$133,078	$117,999	$97,022

B.	Maturities and Sensitivities of Loans to Changes in Interest Rates – The following is a schedule of contractual maturities and repayments excluding residential real estate mortgage and installment loans, as of June 30, 2003:

(Dollars in thousands)
Commercial, financial and agricultural
Due in one year or less	$16,442
Due after one year but within five years	33,484
Due after five years	8,558

Total	$58,484

The following is a schedule of fixed rate and variable rate commercial, financial and agricultural loans due after one year (variable rate loans are those loans with floating or adjustable interest rates):

	Fixed	Variable
	Interest Rates	Interest Rates

(Dollars in thousands)
Total commercial, financial and agricultural loans due after one year	$5,074	$36,968

C. Risk Elements

Nonaccrual, Past Due and Restructured Loans – The following schedule summarizes nonaccrual, past due, and restructured loans:

	2003	2002	2001	2000	1999

(Dollars in thousands)
Nonaccrual loans	$1,050	$829	$267	$53	$136
Accrual loans past due 90 days	39	552	73	233	236
Restructured loans	—	—	—	—	—

Total	1,089	1,381	340	286	372
Impaired loans	505	456	—	—	—

Total	$1,594	$1,837	$340	$286	$372

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

Other Interest Bearing Assets –As of June 30, 2003, there are no other interest bearing assets that would be required to be disclosed under Item III C.1 or 2 if such assets were loans. The Corporation had $35 and $0 in Other Real Estate Owned as of June 30, 2003 and June 30, 2002 respectively.

IV. SUMMARY OF LOAN LOSS EXPERIENCE

The following schedule presents an analysis of the allowance for loan losses, average loan data, and related ratios for the years ended June 30,

	2003	2002	2001	2000	1999

(Dollars in thousands)
Allowance for loan losses at beginning of year	$1,668	$1,552	$1,413	$1,193	$1,145
Loans charged off:
Real estate mortgage	56	174	73	—	3
Real estate construction	—	4	—	—	—
Commercial, financial and agricultural	32	17	79	34	148
Installment loans to individuals	515	740	493	285	144

Total charge offs	603	935	645	319	295
Recoveries:
Real estate mortgage	29	4	—	—	—
Real estate construction	—	—	—	—	—
Commercial, financial and agricultural	16	—	38	40	—
Installment loans to individuals	161	130	83	52	65

Total recoveries	206	134	121	92	65

Net charge offs	397	801	524	227	230
Provision for loan loss charged to operations	414	917	663	447	278

Allowance for loan losses at end of year	$1,685	$1,668	$1,552	$1,413	$1,193

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

The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios:

	Allocation of the Allowance for Loan Losses

		Percentage		Percentage
		Of Loans		Of Loans
		In Each		In Each
	Allowance	Category To	Allowance	Category To
(Dollars in thousands)	Amount	Total Loans	Amount	Total Loans

	June 30, 2003
Commercial, financial and agricultural	$681	46.8%
Installment loans to individuals	596	6.6
Real estate	302	46.6
Unallocated	106	—

Total	$1,685	100.0%

	June 30, 2002		June 30, 2001
Commercial, financial and agricultural	$680	42.7%	$662	40.0%
Installment loans to individuals	581	10.4	437	14.0
Real estate	241	46.9	287	46.0
Unallocated	166	—	166	—

Total	$1,668	100.0%	$1,552	100.0%

	June 30, 2000		June 30, 1999

Commercial, financial and agricultural	$650	46.3%	$553	41.8%
Installment loans to individuals	296	15.9	248	15.9
Real estate	226	37.8	206	42.3
Unallocated	241	—	186	—

Total	$1,413	100.0%	$1,193	100.0%

While management’s periodic analysis of the adequacy of the allowance for loan loss may allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-offs that occur.

V. DEPOSITS

The following is a schedule of average deposit amounts and average rates paid on each category for the periods included:

	Years Ended June 30,

	2003		2002		2001

	Amount	Rate	Amount	Rate	Amount	Rate

Noninterest bearing demand deposit	$31,770	—	$28,322	—	$25,091	—
Interest bearing demand deposit	13,202	.97%	12,593	1.44%	12,037	1.70%
Savings	59,282	.92	55,692	1.64	51,318	2.95
Certificates and other time deposits	53,019	3.45	63,729	4.66	60,242	5.74

Total	$157,273	1.59%	$160,366	2.53%	$148,688	3.48%

The following table summarizes time deposits issued in amounts of $100,000 or more as of June 30, 2003 by time remaining until maturity:

(Dollars in thousands)

Maturing in:

Under 3 months	$1,867
Over 3 to 6 months	2,409
Over 6 to 12 months	1,266
Over 12 months	2,108

Total	$7,650

VI. Return on Equity and Assets

	June 30, 2003	June 30, 2002	June 30, 2001

Return on Average Assets	1.21%	1.22%	1.23%
Return on Average Equity	13.11	14.85	15.33
Dividend Payout Ratio	33.11	30.77	31.85
Average Equity to Average Assets	9.23	8.24	7.99

ITEM 2 — DESCRIPTION OF PROPERTY

The Bank owns and maintains the premises in which seven of the nine banking facilities are located. Carrollton, and Alliance offices are leased to the Bank. The location of each of the offices is as follows:

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

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Nothing to be reported.

PART II

ITEM 5 – MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The information required by this section is incorporated by reference to the information appearing under the caption “Market Price of the Corporation’s Common Shares & Related Shareholder Matters” located on Page 4 of the 2003 Annual Report to Shareholders incorporated herein by reference.

ITEM 6 — SELECTED FINANCIAL DATA

June 30,	2003	2002	2001	2000	1999
(Dollars in thousands, except per share data)
Interest income	$11,618	$13,614	$13,949	$11,816	$10,769
Interest expense	2,681	4,278	5,356	4,011	4,106
Net interest income	8,937	9,336	8,593	7,805	6,663
Provision for loan loss	414	917	663	447	278
Net interest income after provision for loan loss	8,523	8,419	7,930	7,358	6,385
Other income	2,059	1,821	1,697	1,052	927
Other expense	7,422	7,008	6,679	5,654	4,661
Income before income taxes	3,160	3,232	2,948	2,756	2,651
Income taxes	955	996	901	862	830
Net Income	2,205	2,236	2,047	1,894	1,821
Basic earnings per share	$1.03	$1.04	$.95	$.88	$.85
Cash dividends declared	$730	$688	$652	$623	$594
Weighted average number of shares outstanding	2,146,281	2,149,597	2,149,395	2,148,093	2,145,945
Total assets	$182,067	$184,704	$172,272	$154,531	$134,635
Securities available for sale	25,113	34,122	19,711	22,179	24,067
Loans	124,660	125,122	132,802	117,739	96,790
Allowance for loan loss	1,685	1,668	1,552	1,413	1,193
Deposits	157,502	160,068	152,696	136,831	119,105
Federal Home Loan Bank advances	822	2,153	2,253	3,244	2,959
Total shareholders’ equity	17,268	15,820	14,217	12,261	11,135

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” appears on pages 26 through 32 of the Registrant’s 2003 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7A — QUANTITATIVE AND QUALITIATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this section is incorporated by reference to the information appearing under the caption “Quantitative and Qualitative Disclosures about Market Risk” located on page 32 of the 2003 Annual Report to Shareholders.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Registrant’s Report of Independent Auditors and Consolidated Financial Statements and accompanying notes are listed below and are incorporated herein by reference to Consumers Bancorp, Inc.’s 2003 Annual Report to Shareholders (Exhibit 13, pages 5 through 25).

Report of Independent Auditors

Consolidated Balance Sheets
June 30, 2003 and 2002

Consolidated Statements of Income
For the years ended June 30, 2003, 2002 and 2001

Consolidated Statement of Changes in Shareholders’ Equity
For the years ended June 30, 2003, 2002 and 2001

Consolidated Statements of Cash Flows
For the years ended June 30, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No such items.

ITEM 9A — CONTROLS AND PROCEDURES

The management of Consumers Bancorp is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934. As of June 30, 2003, an evaluation was performed under the supervision and with the participation of management, including the President and Chief Financial Officer, of the effectiveness of the design and operation of Consumers Bancorp’s disclosure and controls procedures. Based on that evaluation, management concluded that Consumers Bancorp’s disclosure controls and procedures as of June 30, 2003 were effective in ensuring that information required to be disclosed in this Annual Report on Form 10-K were recorded, processed, summarized and reported within the time period required by the United States Securities and Exchange Commission’s rules and forms.

Management’s responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with accounting policies generally accepted in the United States of America. Management believes that, as of June 30, 2003, its system of internal control over financial reporting met those criteria. There have been no significant changes in Consumers Bancorp’s internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2003.

PART III

ITEM 10 — DIRECTORS AND EXECUTIVE OFFICERS

The information required by this item as to the Registrant’s directors and executive officers is set forth in the Registrant’s Proxy Statement dated September 11, 2003 under the captions “Election of Directors” on page 3, “Directors and Executive Officers” on page 4 and 5, “Section 16(a) Beneficial Ownership Reporting Compliance” on page 13, and “Certain Transactions and Relationships” on page 13, and is incorporated herein by reference.

ITEM 11 — EXECUTIVE COMPENSATION

The information required by this item is set forth in the Registrant’s Proxy Statement dated September 11, 2003 under the captions “Executive Compensation” on page 9, “Defined Contribution Plan” on page 9, “Salary Continuation Program” on page 10, “Executive/Compensation Committee Report on Executive Compensation” on page 10 and 11, and “Executive/Compensation Committee Interlocks and Insider Participation” on page 11, and is incorporated herein by reference.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is set forth in the Registrant’s Proxy Statement dated September 11, 2003 under the caption “Security Ownership of Certain Beneficial Owners and Management” on pages 7 and 8, and is incorporated herein by reference.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is set forth in the Registrant’s Proxy Statement dated September 11, 2003 under the caption “Certain Transactions and Relationships” on page 13, and is incorporated herein by reference.

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth in the Registrant’s Proxy Statement dated September 11, 2003 under the captions “Audit Fees” on page 14, “Financial Information Systems Design and Implementation Fees” on page 14, and “All Other Fees” on page 14, and is incorporated herein by reference.

PART IV

ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. FINANCIAL STATEMENTS

The following consolidated financial statements, notes thereto, the independent auditors’ report, and supplemental data are included in the 2003 Annual Report to Shareholders on page 5 through 25, and are incorporated by reference in item 8 of this Report.

Report of Independent Auditors

Consolidated Balance Sheets
June 30, 2003 and 2002

Consolidated Statements of Income
For the years ended June 30, 2003, 2002 and 2001

Consolidated Statement of Changes in Shareholders’ Equity
For the years ended June 30, 2003, 2002 and 2001

Consolidated Statements of Cash Flows
For the years ended June 30, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

(a) 2. FINANCIAL STATEMENT SCHEDULE

        Not applicable

(a) 3. EXHIBITS

Exhibit Number	Description of Document

3.1	Amended and Restated Articles of Incorporation of the Corporation. Reference is made to Exhibit A to the Definitive Proxy Statement of the Corporation filed September 28, 2000, which exhibit is incorporated herein by reference.

3.2	Amended and Restated Code of Regulations of the Corporation. Reference is made to Exhibit A to the Definitive Proxy Statement of the Corporation filed September 9, 2002, which is incorporated herein by reference.

4	Form of Shares Certificate of Common Shares. Reference is made to Form 10-KSB of the Corporation filed September 26, 2002, which is incorporated herein by reference.

11	Computation of Earnings per Share. Reference is made to the Corporation’s 2003 Annual Report to Shareholders Note 1, page 12, which is incorporated herein by reference.

13	Annual Report to Shareholders for the fiscal year ended June 30, 2003. Filed with this Annual Report on Form 10-K

21	Subsidiaries of Consumers Bancorp. Filed with this Annual Report on Form 10-K.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) REPORTS ON FORM 8-K

Consumers Bancorp Inc. filed reports on Form 8-K during the quarter ended June 30, 2003 as follows:

(1)	A Form 8-K was filed May 20, 2003 reporting the appointment of a Chief Executive Officer.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSUMERS BANCORP INC

September 29, 2003 Date	By: /s/ Steven L. Muckley Steven L. Muckley Chief Executive Officer

By: /s/ Paula J. Meiler Paula J. Meiler Chief Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of registrant and in the capacities indicated on September 29, 2003.

Signatures	Signatures

/s/ Laurie L. McClellan	/s/Steven L. Muckley

Laurie L. McClellan	Steven L. Muckley
Chairman of the Board and Director	Chief Executive Officer and Director

/s/ Mark S. Kelly	/s/John P. Furey

Mark S. Kelly	John P. Furey
President and Director	Director

/s/ J.V. Hanna	/s/ David W. Johnson

J.V. Hanna	David W. Johnson
Director	Director

/s/ James R. Kiko	/s/ Thomas M. Kishman

James R. Kiko	Thomas M. Kishman
Director	Director

/s/ Homer R. Unkefer	/s/ Walter J. Young

Homer R. Unkefer	Walter J. Young
Director	Director

Consumers Bancorp

Index to Exhibits

Exhibit Number	Description of Document

3.1	Amended and Restated Articles of Incorporation of the Corporation. Reference is made to Exhibit A to the Definitive Proxy Statement of the Corporation filed September 28, 2000, which exhibit is incorporated herein by reference.

3.2	Amended and Restated Code of Regulations of the Corporation. Reference is made to Exhibit A to the Definitive Proxy Statement of the Corporation filed September 9, 2002, which exhibit is incorporated herein by reference.

4	Form of Shares Certificate of Common Shares. Reference is made to Form 10-KSB of the Corporation filed September 26, 2002, which is incorporated herein by reference.

11	Computation of Earnings per Share. Reference is made to the Corporation’s 2003 Annual Report to Shareholders Note 1, page 12, which is incorporated herein by reference.

13	Annual Report to Shareholders for the fiscal year ended June 30, 2003. Filed with this Annual Report on Form 10-K.

21	Subsidiaries of Consumers Bancorp. Filed with this Annual Report on Form 10-K.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.