Form 10-Q
period 2003-09-30
CONSUMERS BANCORP INC /OH/
filed 2003-11-14
CIK 1006830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003.

Commission File No. 033-79130

CONSUMERS BANCORP, INC.

(Exact name of registrant as specified in its charter)

OHIO	033-79130	34-1771400

(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

614 East Lincoln Way, P.O. Box 256, Minerva, Ohio (Address of principal executive offices)		44657 (Zip Code)

(330) 868-7701
(Issuer’s telephone number)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value	Outstanding at November 12, 2003 2,146,281 Common Shares

CONSUMERS BANCORP, INC
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003
Part I — Financial Information

Item 1 — Financial Statements (Unaudited)

Interim financial information required by Item 310 (b) of Regulation S-B is included in this Form 10-Q as referenced below:

Page
Number (s)

Consolidated Balance Sheet September 30, 2003 and June 30, 2003	1

Consolidated Statements of Income

Three months ended September 30, 2003 and 2002	2

Consolidated Statement of Comprehensive Income	3

Condensed Consolidated Statements of Changes in Shareholders’ Equity

Three months ended September 30, 2003 and 2002	3

Condensed Consolidated Statements of Cash Flows

Three months ended September 30, 2003 and 2002	4

Notes to the Consolidated Financial Statements	5-10

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operation	11-20

Item 3 - Quantitative and Qualitative Disclosures about Market Risk	20-21

Item 4 - Controls and Procedures	21

Part II — Other

Item 1 - Legal Proceedings	22

Item 2 - Changes in Securities and Use of Proceeds	22

Item 3 - Defaults upon Senior Securities	22

Item 4 - Submission of Matters to a Vote of Security Holders	22

Item 5 - Other Information	22

Item 6 - Exhibits and Reports on Form 8-K	22

Signatures	23

CONSUMERS BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

                (Dollars in thousands except per share data)

	Unaudited
	September 30, 2003	June 30, 2003

ASSETS

Cash and cash equivalents	$6,223	$8,465

Federal funds sold	10,076	14,335

Securities, available for sale	28,225	25,113

Total loans	128,328	124,660

Less allowance for loan loss	(1,671)	(1,685)

Net Loans	126,657	122,975

Cash surrender value of life insurance	3,743	3,701

Premises and equipment, net	4,974	5,137

Intangible assets	1,337	1,377

Accrued interest receivable and other assets	1,330	964

Total assets	$182,565	$182,067

LIABILITIES

Deposits

Non-interest bearing demand	$35,539	$33,420

Interest bearing demand	12,905	12,324

Savings	60,791	60,886

Time	48,144	50,872

Total deposits	157,379	157,502

Securities sold under agreements to repurchase	5,195	4,936

Federal Home Loan Bank advance	800	822

Accrued interest and other liabilities	1,649	1,539

Total liabilities	165,023	164,799

SHARHOLDERS’ EQUITY

Common stock (no par value, 2,500,000 shares authorized; 2,160,000 issued)	4,869	4,869

Retained earnings	12,658	12,305

Treasury stock, at cost (13,719 shares at September 30, 2003 and June 30, 2003)	(204)	(204)

Accumulated other comprehensive income	219	298

Total shareholders’ equity	17,542	17,268

Total liabilities and shareholders’ equity	$182,565	$182,067

See accompanying notes to consolidated financial statements

CONSUMERS BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

               (Dollars in thousands, except per share amounts)

	Three Months ended
	September 30,
	2003	2002

Interest income

Loans, including fees	$2,311	$2,727

Securities

Taxable	165	363

Tax-exempt	34	31

Federal funds sold	34	44

Total interest income	2,544	3,165

Interest expense

Deposits	454	742

Federal Home Loan Bank advances	9	34

Other	17	23

Total interest expense	480	799

Net interest income	2,064	2,366

Provision for loan losses	66	118

Net interest income after

Provision for loan losses	1,998	2,248

Other income

Service charges on deposit accounts	401	355

Other	213	187

Total other income	614	542

Other expenses

Salaries and employee benefits	934	912

Occupancy	301	296

Directors’ fees	37	47

Professional fees	80	82

Franchise taxes	54	45

Printing and supplies	38	42

Telephone	50	51

Amortization of intangible	40	40

Other	316	317

Total other expenses	1,850	1,832

Income before income taxes	762	958

Income tax expense	237	316

Net Income	$525	$642

Basic earnings per share	$.24	$.30

See accompanying notes to consolidated financial statements

CONSUMERS BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

               (Dollars in thousands, except per share data)

	Three Months ended
	September 30,
	2003	2002

Balance at beginning of period	$17,268	$15,820

Comprehensive income

Net Income	525	642

Other comprehensive income	(79)	133

Total comprehensive income	446	775

Common cash dividends	(172)	(172)

Balance at the end of the period	$17,542	$16,423

Common cash dividends per share	$.08	$.08

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

               (Dollars in thousands)

	Three Months Ended
	September 30,
	2003	2002

Cash flows from operating activities

Net income	$525	$642

Adjustments to reconcile net income to net cash from operating activities	(25)	677

Net cash from operating activities	500	1,319

Cash flow from investing activities

Securities available for sale

Purchases	(9,092)	(3,868)

Maturities and principal pay downs	5,745	6,025

Net decrease in federal funds sold	4,259	1,582

Net (increase) decrease in loans	(3,651)	492

Acquisition of premises and equipment	(11)	(560)

Sale of other real estate	36

Net cash from investing activities	(2,684)	3,671

Cash flow from financing

Net (decrease) in deposit accounts	(123)	(2,363)

Net increase (decrease) in repurchase agreements	259	(264)

Repayments of FHLB advances	(22)	(27)

Dividends paid	(172)	(172)

Net cash from financing activities	(58)	(2,826)

(Decrease) increase in cash or cash equivalents	(2,242)	2,164

Cash and cash equivalents, beginning of year	8,465	7,851

Cash and cash equivalents, end of period	$6,223	$10,015

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited)

(Dollars in thousands, except per share amounts)

Note 1 — Principles of Consolidation:The consolidated financial statements include the accounts of Consumers Bancorp, Inc. (Corporation) and its wholly owned subsidiary, Consumers National Bank (Bank). The Bank has a title company, Community Title Agency, Inc. as part of its business. All significant intercompany transactions have been eliminated in the consolidation.

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated balance sheets of the Corporation at September 30, 2003, and its income and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances. The Annual Report for the Corporation for the year ended June 30, 2003, contains consolidated financial statements and related notes that should be read in conjunction with the accompanying consolidated financial statements.

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

Cash Reserves: Consumers National Bank is required by the Federal Reserve Bank to maintain reserves consisting of cash on hand and noninterest-bearing balances on deposit with the Federal Reserve Bank. The required reserve balance at September 30, 2003 was $1,372 and at June 30, 2003 was $1,186.

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

Note 1 — continued
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

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required based on past loan loss experience, known and probable risks in the portfolio, information about specific borrower situations and estimated collateral values. Allocations of the allowance maybe made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

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

Cash Surrender Value of Life Insurance: The Bank has purchased single-premium life insurance policies to insure the lives of the participants in the salary continuation plan. As of September 30, 2003, the Bank has total purchased policies of $2,885 (total death benefit

CONSUMERS BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)(continued)

(Dollars in thousands, except per share amounts)

Note 1- continued
$9,576) with a cash surrender value of $3,743. As of June 30, 2003, the Bank had total purchased policies of $2,885 (total death benefit $9,576) with a cash surrender value of $3,701. The amount included in income (net of policy commissions and mortality costs) was approximately $42 and $47 for the three month periods ended September 30, 2003 and 2002.

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

Other Real Estate Owned: Real estate properties, other than Company premises, acquired through, or in lieu of, loan foreclosure are initially recorded at fair value at the date of acquisition. Any reduction to fair value from the carrying value of the related loan at the time of acquisition is accounted for as a loan loss. After acquisition, a valuation allowance reduces the reported amount to the lower of the initial amount or fair value less costs to sell. Expenses, gains and losses on disposition, and changes in the valuation allowance are reported in other expenses. Properties held as other real estate owned at September 30, 2003 were $0 and $35 at June 30, 2003.

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

CONSUMERS BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)(continued)

(Dollars in thousands, except per share amounts)

Note 1- continued
Earnings and Dividends Declared per Share: Earnings per common share are computed based on the weighted average common shares outstanding. The number of outstanding shares used was 2,146,281 for the quarters ending September 30, 2002 and September 30, 2003. The Company’s capital structure contains no dilutive securities.

Statement of Cash Flows: For purpose of reporting cash flows, cash and cash equivalents include the Company’s cash on hand and due from banks. The company reports net cash flows for customer loan, deposit and repurchase agreement transactions. For the three months ended September 30, 2003 and 2002, the Corporation paid $537 and $857 in interest and $15 and $75 in income taxes.

Note 2 — Securities

		Gross	Gross
	Fair	Unrealized	Unrealized
September 30, 2003	Value	Gains	Losses

Securities available for sale:

U.S. Treasury and Federal agencies	$9,340	$87	$(14)

Obligations of states and political subdivisions	3,816	122

Mortgage-backed securities	13,929	199	(64)

Equity securities	1,140	2

Total Securities	$28,225	$410	$(78)

		Gross	Gross
	Fair	Unrealized	Unrealized
June 30, 2003	Value	Gains	Losses

Securities available for sale:

U.S. Treasury and Federal agencies	$6,439	$111

Obligations of states and

political subdivisions	3,303	160

Mortgage-backed securities	14,238	184	$(8)

Equity securities	1,133	3

Total Securities	$25,113	$458	$(8)

CONSUMERS BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)(continued)

(Dollars in thousands, except per share amounts)

Note 2 — Securities available for sale
There were no sales or transfer of securities classified as available for sale for the three month periods ended September 30, 2003 and September 30, 2002.

The estimated fair value of debt securities at September 30, 2003, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Estimated Fair
Value

Due in one year or less	$3,793

Due after one year through five years	6,967

Due after five years through ten years	2,396

Due after ten years

Total	13,156

Mortgage-backed securities	13,929

Other securities	1,140

Total	$28,225

At September 30, 2003, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies and corporations, with an aggregate book value, which exceeds 10% of shareholders’ equity.

Note 3 — Loans

Major classification loans are as follows:

	September 30, 2003	June 30, 2003

Real estate — residential mortgage	$61,948	$57,497

Real estate — construction	3,801	669

Commercial, financial and agriculture	55,110	58,484

Consumer	7,695	8,240

	128,554	124,890

Unearned discount		(1)

Deferred loan fees and costs	(226)	(229)

Allowance for loan losses	(1,671)	(1,685)

	$126,657	$122,975

CONSUMERS BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)(continued)

(Dollars in thousands)
Note 3 — Loans (continued)

	September 30,

	2003	2002

Loans past due over 90 days and still accruing	$1,657	$28

Loans on non-accrual	1,260	1,061

Impaired loans	527	456

Amount of Allowance allocated	134

Note 4 — Allowance for Loan Losses

A summary of activity in the allowance for loan losses for the three months ended September 30, 2003, and September 30, 2002, are as follows:

	2003	2002

Balance at June 30,	$1,685	$1,668

Provision	66	118

Charge-offs	(100)	(148)

Recoveries	20	58

Balance at September 30,	$1,671	$1,696

CONSUMERS BANCORP, INC.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

(Dollars in thousands, except per share data)

General

The following is management’s analysis of the Corporation’s results of operations as of and for the three month period ended September 30, 2003, compared to the same period in 2002, and the consolidated balance sheets at September 30, 2003 compared to June 30, 2003. This discussion is designed to provide a more comprehensive review of the operating results and financial condition than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

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

CONSUMERS BANCORP, INC.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Results of Operations

Net Income. The Corporation earned net income of $525 for the three months ended September 30, 2003 compared to $642 for the three months ended September 30, 2002. This reduction was primarily due to decreases of $302 in net interest income offset by an increase in other income. Net income decreased $117 or 18.2% for the three months ended September 30, 2003 as compared to the comparable period in 2002.

Net Interest Income. Net interest income totaled $2,064 for the three months ended September 30, 2003 compared to $2,366 for the three months ended September 30, 2002, a decrease of $302 or 14.6%. The reduction of net interest income was primarily due to the decrease in loan and securities yields resulting from loan rewrites and mortgage-backed security prepayments.

Interest and fees on loans decreased $416, or 15.6%, to $2,311 for the three months ended September 30, 2003 from $2,727 for the three months ended September 30, 2002. The decrease in interest income was due to a decrease in yield. The yield on average loans outstanding for the three month periods ended September 30, 2003, and September 30, 2002 was 7.28% and 8.68% respectively.

Interest earned on taxable and tax-exempt securities totaled $199 for the three month period ended September 30, 2003 compared to $394 for the three month period ended September 30, 2002. The decrease was primarily a result of both a decrease in volume and yield. Interest income on federal funds sold decreased by $10 for the three months ended September 30, 2003, due to a decrease in both volume and yield.

The following table reflects the components of Consumers net interest income for the three months ended September 30, 2003 and 2002. Rates are computed on a tax equivalent basis and non-accrual loans have been included in the average balances.

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Average Balance Sheets and Analysis of Net Interest Income for the Three Months Ended September 30
(In thousands except percentages)

	2003			2002

	Average		Yield/	Average		Yield/
	Balance	Interest	rate	Balance	Interest	rate

	(Dollars in thousands)
Interest-earning assets:

Taxable securities	$23,423	$165	2.80%	$29,239	$363	4.93%

Nontaxable securities	3,515	52	5.87	3,103	48	6.14

Loans receivable	126,166	2,314	7.28	124,749	2,730	8.68

Federal funds sold	14,072	34	.96	10,619	44	1.64

Total Interest-Earning Assets	167,176	2,565	6.09	167,710	3,185	7.53

Non-interest Earning Assets	15,688			15,936

Total Assets	$182,864			$183,646

Interest Bearing Liabilities

NOW	$13,205	$10	.30%	$13,216	$48	1.44%

Savings	60,520	77	.50	58,130	170	1.16

Time deposits	49,702	367	2.93	56,562	524	3.68

Repurchase agreements	5,294	14	1.05	4,612	23	1.98

FHLB advances	814	9	4.39	2,137	34	6.31

Total interest bearing liabilities	129,535	477	1.46	134,657	799	2.35

Non-interest bearing liabilities	35,843			32,788

Total liabilities	165,378			167,445

Shareholders equity	$17,486			$16,201

Total liabilities and

Shareholders equity	$182,864			$183,646

Net interest income, interest

Rate spread		$2,088	4.63%		$2,386	5.18%

Net interest margin (net interest

As a percent of average

Interest-

Earning assets			4.96%			5.64%

Average interest-earning assets to Interest-bearing liabilities	129.06%			124.55%

CONSUMERS BANCORP, INC.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

(Dollars in thousands, except per share data)

Interest expense on deposits decreased $288, or 38.8% for the three months ended September 30, 2003 compared to the three months ended September 30, 2002. The decrease was a result of rate decreases on savings and time deposits.

Interest paid on FHLB Advances totaled $9 for the three months ended September 30, 2003 and compared to $34 for the three months ended September 30, 2002.

Provision for Loan Losses.
The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable credit losses inherent in the Corporation’s loan portfolio, which have been incurred at each balance sheet date. The provision for loan losses decreased $52 or 44.1% to $66 in the first quarter ended September 30, 2003 compared to $118 in the first quarter ended September 30, 2002. The decreased provision for loan losses in the first quarter was attributable to decline in net charge-offs. Net charge-offs were $80 or 0.25% (annualized) of average loans during the three months ended September 31, 2003, compared to $90 or 0.29% (annualized) for the same period in 2002.

The decrease in net charge-offs in 2003 compared to 2002 is primarily attributed to a reduction of consumer lending at the Finance Company subsidiary and a tightening of consumer credit standards. Charge-offs have been made in accordance with the Corporation’s standard policy and have occurred primarily in the consumer loan portfolio.

	September 30,	June 30,	September 30,
	2003	2003	2002

Allowance for credit losses as a percentage of loans	1.30%	1.35%	1.36%

The allowance is comprised of a general allowance, a specific allowance for identified problem loans and an unallocated allowance. The general allowance is determined by applying estimated loss factors to the credit exposures from outstanding loans on a portfolio basis. Loss factors are based on Consumers’ historical loss experience and are reviewed for revision on an annual basis, along with other factors affecting the collectibility of the loan portfolio. Specific allowances are established for all criticized and classified loans, where management has determined that, due to identified significant conditions, the probability that a loss has been incurred. The unallocated allowance recognizes an estimation of risk associated with the allocated general and specific allowances and incorporates management’s evaluation of existing conditions that are not included in the allocated allowance determinations. These conditions are reviewed quarterly by management and include general economic conditions, credit quality trends, and internal loan review and regulatory examination findings. On September 30, 2003, despite a 159.5% increase in non-performing assets from June 30, 2003 (see discussion non-performing assets) management considers the allowance adequate to absorb probable losses.

CONSUMERS BANCORP, INC.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

(Dollars in thousands, except per share data)

Other Income. Other income includes service charges on deposits and other miscellaneous income. Other income of $614 for the three months ended September 30, 2003 represented an increase of $72, or 13.3% compared to the $542 of other income for the three months ended September 30, 2002. The increases were primarily due to volume increases in overdraft and non-sufficient funds fees attributable to an Overdraft Privilege program. Increased income has also been realized from the increase in cash surrender value of life insurance and title agency fees.

Other Expense. Other expense totaled $1,850 for the three months ended September 30, 2003 compared to $1,832 for the three months ended September 30, 2002, an increase of $18, or 1.0%.

Salary and benefits expense increased $22 or 2.4% for the three month period ended September 30, 2003 as compared to September 30, 2002. The increase is the result of normal annual merit increases and the addition of new personnel within corporate, compliance and loan operation areas. Occupancy expense increased $5 for the three month period ended September 30, 2003, as compared to September 30, 2002.

Income Tax Expense. The provision for income taxes totaled $237 for the three months ended September 30, 2003 compared to $316 for the three months ended September 30, 2002, a decrease of $79 or 25.0%. The effective tax rate was 31.1% and 33.0% for the three month periods ended September 30, 2003 and 2002 respectively.

Financial Condition
 Total assets at September 30, 2003 were $182,565 compared to $182,067 at June 30, 2003, an increase of $498 or .3%. Loan receivables increased $3,668 from $124,660 at June 30, 2003 to $128,328 at September 30, 2003. Consumer loan totals decreased for the period while residential real estate loans increased $4,451 or 7.7%, real estate construction loans increased $3,132 or 468.2%, and commercial loans decreased $3,374 or 5.8%. The increase in residential real estate loans from June 2003 resulted from approximately $3.5 million locally generated owner occupied 1-4 family real estate mortgages being retained for the bank’s portfolio during September 2003. These loans included variable rate and ten through thirty year fixed rate maturities. Available for sale securities have increased from $25,113 at June 30, 2003 to $28,225 at September 30, 2003, or 12.4%. The portfolio reflects an increase in short-maturity and current cash flowing instruments. The duration of the investment portfolio was 3.1 years at September 30, 2003 as compared to 2.1 years at June 30, 2003 and 2.5 years at September 30, 2002. Federal funds sold have decreased $4,259 resulting from a reinvestment in loans and securities.

Total shareholders equity increased $274 from June 30, 2003, to $17,542 at September 30, 2003. This increase is a combination of net income for the period, offset by cash dividends paid and a decrease in value of available for sale securities.

CONSUMERS BANCORP, INC.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

(Dollars in thousands, except per share data)

Non-Performing Assets
 The following table presents the aggregate amounts of non-performing assets and respective ratios on the dates indicated.

	September 30,	June 30,	September 30,
	2003	2003	2002

Non-accrual loans	$1,260	$1,050	$1,061

Loans past due over 90 days and still accruing	1,657	39	28

Total non-performing loans	2,917	1,089	1,089

Other real estate owned	0	35	12

Total non-performing assets	$2,917	$1,124	$1,101

Non-performing loans to total loans	2.27%	.87%	.87%

Allowance for credit losses to total non-performing loans	57.28	149.91	154.04

Loans 90 days or more past due and not on non-accrual to total loans	1.29	.03	.02

The continuing weaker economy was reflected as the allowance for loan losses as a percentage of non-performing loans for the first quarter ended September 30, 2003 decreased compared to the prior quarter ending June 30, 2003 as a result of non-performing loans increasing from $1,124 at June 30, 2003 to $2,917 at September 30, 2003.

On September 30, 2003, two (2) separate lines of credit totaling $1,298 became 92 days delinquent. Both credit facilities are secured by various mortgages on 1-4 family owner occupied real estate, farmland, 1-4 family rental units and income producing commercial property. Management believes that the prospects for recovery of all principal and interest are good. These loans are being closely monitored by management and the Board of Directors.

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

The Corporation groups its loan portfolio into three major categories: commercial loans, real estate loans and consumer loans. Commercial loans are comprised of both variable rate notes

CONSUMERS BANCORP, INC.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

(Dollars in thousands, except per share data)

Liquidity (continued)
 subject to daily interest rate changes based on the prime rate, and fixed rate notes having maturities of generally not greater than five years. Commercial loans have declined recently, with outstanding balances down by $3,374 or 5.8% since June 30, 2003. The Corporation’s real estate loan portfolio consists of three basic segments: conventional mortgage loans having fixed rates and maturities not exceeding fifteen years, variable rate home equity lines of credit, and fixed rate loans having maturity or renewal dates that are less than the scheduled amortization period. Competition is very heavy in the Corporation’s market for these types of loans, both from local and national lenders. The Bank became affiliated with third parties, which allow the Bank to offer very attractive mortgage loan options to its customers.

The consumer loans offered by the Bank are generally written for periods up to five years, based on the nature of the collateral. These may be either installment loans having regular monthly payments, or demand type loans for short periods of time. Consumer loans have declined during the past year and quarter, as automobile loans have been affected by the auto manufacturers’ offerings of zero and highly discounted rates through their financing subsidiaries.

Funds not allocated to the Corporation’s loan portfolio are invested in various securities having diverse maturity schedules. The majority of the Corporation’s investments are held in U.S. Treasury securities or other securities issued by U.S. Government agencies, and to a lesser extent, investments in tax free municipal bonds. Net interest yields for the investment account were 3.20% and 5.04% respectively for the three month periods ended September 30, 2003 and September 30, 2002.

The Corporation offers several forms of deposit programs to its customers. The rates offered by the Corporation and the fees charged for them are competitive with others available currently in the market area. Short-term time deposit interest rates have decreased this period. Interest rates on demand deposits and savings deposits continue to decline and are at historical low levels.

To provide an additional source of loan funds, the Corporation has entered into an agreement with the Federal Home Loan Bank (FHLB) of Cincinnati to obtain matched funding for loans. Repayment is made either over a fifteen year period. At September 30, 2003, these FHLB balances totaled $800. The Corporation considers this agreement with the FHLB to be a good source of liquidity funding, secondary to its deposit base.

Jumbo time deposits (those with balances of $100 thousand and over) increased from $7,650 at June 30, 2003 to $7,688 at September 30, 2003. These deposits are monitored closely by the Corporation, priced on an individual basis, and often matched with a corresponding investment instrument. The Corporation has on occasion used a fee paid broker to obtain these types of funds from outside its normal service area as another alternative for its funding needs. These

CONSUMERS BANCORP, INC.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

(Dollars in thousands, except per share data)

deposits are not relied upon, as a primary source of funding however, and the Corporation can foresee no dependence on these types of deposits for the near term. Although management monitors interest rates on an ongoing basis, a quarterly rate sensitivity report is used to determine the effect of interest rate changes on the financial statements. In the opinion of management, enough assets or liabilities could be repriced over the near term (up to three years) to compensate for such changes. The spread on interest rates, or the difference between the average earning assets and the average interest bearing liabilities, is monitored quarterly. It is the Corporation’s goal to maintain this spread at better than 4.0%. The spread on a taxable equivalent basis for the three month periods ended September 30, 2003 and 2002 were 4.63% and 5.18%, respectively and for the fiscal year ended June 30, 2003 was 5.00%.

Capital Resources
The following table presents the capital ratios of Consumers Bancorp, Inc.

	September 30, 2003	June 30, 2003

Total adjusted average assets for leverage ratio	$181,527	$180,965

Risk-weighted assets and off-balance- sheet financial instruments for capital ratio	117,735	113,926

Tier I capital	15,986	15,587

Total risk-based capital	17,455	17,014

Leverage Ratio	8.8%	8.6%

Tier I capital ratio	13.6	13.7

Total capital ratio	14.8	14.9

(Dollars in thousands, except per share data)

Capital ratios applicable to Consumers National Bank at September 30, 2003 were as follows:

			Total
		Tier I	Risk-based
	Leverage	Capital	Capital

Regulatory Capital Requirements

Minimum	4.0%	4.0%	8.0%

Well-capitalized	5.0	6.0	10.0

Bank Subsidiary

Consumers National Bank	8.7	13.5	14.7

The Company and subsidiary Bank are subject to various regulatory capital requirements administered by federal regulatory agencies. Capital adequacy guidelines and prompt corrective-action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Failure to meet various capital requirements can initiate regulatory action that could have a direct material affect on the Company’s financial statements. The Bank is considered well capitalized under the Federal Deposit Insurance Act at September 30, 2003. Management is not aware of any matters occurring subsequent to September 30, 2003 that would cause the Bank’s capital category to change.

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

Newly Issued Accounting Standard:
The Financial Accounting Standards Board “FASB” issued two new accounting standards, Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” and Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities”, both of which became effective in the quarter beginning July 1, 2003. Because the Corporation does not have any of these instruments the new accounting standards will not materially affect the Corporation’s operating results or financial condition.

New accounting standards on asset retirement obligations, restructuring activities and exit costs, operating leases, and early extinguishments of debt were issued in 2002. The new accounting standards were adopted in 2003 and do not have a material impact on the Corporation’s financial condition or results of operations.

In December 2002, FASB issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires a guarantor to make additional disclosures in its interim and annual financial statements regarding the guarantor’s obligations. In addition, FIN 45 requires, under certain circumstances, that a guarantor recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken when issuing the guarantee. The adoption of this interpretation did not have a material impact on the Corporation.

In January 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities” which requires the consolidation of certain special purposes entities (SPE’s) by a company if it determined to be the primary beneficiary of the SPE’s operating activities. The adoption of this interpretation did not have a material impact on the Corporation.

CONSUMERS BANCORP, INC.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

(Dollars in thousands, except per share data)

Critical Accounting Policies
The financial condition and results of operations for Consumers presented in the Consolidated Financial Statements, accompanying notes to the Consolidated Financial Statements and management’s discussion and analysis are, to a large degree, dependent upon the Company’s accounting policies. The selection and application of these accounting policies involve judgments, estimates and uncertainties that are susceptible to change.

Footnote one (Allowance for Loan Losses), footnote three (Loans) and Management Discussion and Analysis of Financial Condition and Results from Operation (Critical Accounting Policies and Allowance for Estimated Losses) of the 2003 Annual Report and Form 10-K provide detail with regard to the Corporations accounting for the allowance for loans losses. There have been no significant changes in the application of accounting policies since June 30, 2003.

Quantitative and Qualitative Disclosures about Market Risk
The Bank measures interest-rate risk from the perspectives of earnings at risk and value at risk. The primary purpose of both the loan and investment portfolios is the generation of income, but if credit risk is the principal focus of risk analysis in the loan portfolio, interest-rate risk is the principal focus in the investment portfolio. Because of the greater liquidity of the investment portfolio, it is the vehicle for managing interest-rate risk in the entire balance sheet. The Bank manages interest rate risk position using simulation analysis of net interest income and net income over a two-year period. The Bank also calculates the effect of an instantaneous change in market interest rates on the economic value of equity or net portfolio value. Once these analyses are complete, management reviews the results, with an emphasis on the income-simulation results for purposes of managing interest-rate risk. The rate sensitivity position is managed to avoid wide swings in net interest margins. Measurement and identification of current and potential interest rate risk exposures is conducted quarterly, with reporting and

CONSUMERS BANCORP, INC.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Quantitative and Qualitative Disclosures about Market Risk (continued)
monitoring also occurring quarterly. The Bank applies interest rate shocks to its financial instruments up and down 50, 100, 150, and 200 basis points.

The following table presents an analysis of the potential sensitivity of the Bank’s annual net interest income and present value of the Bank’s financial instruments to sudden and sustained increase of 200 basis points and 100 basis points decrease change in market interest rates:

	Maximum Change
	2004	Guidelines

One Year Net interest Income Change

+200 Basis Points	0%	(16)%

-100 Basis Points	0%	(16)%

Net Present Value of Equity Change

+200 Basis Points	(19)%	(20)%

-100 Basis Points	9%	(20)%

The projected volatility of net interest income to a +200 and -100 basis points change for all quarterly models during 2002 and 2003 fall within the Board of Directors guidelines for net interest income change. Net present value of equity change “value at risk” is monitored by Management and has been addressed by reducing the maturity within the investment portfolio as consumers reduced time maturities within the deposit portfolio.

Item 4 — Controls and Procedures
       An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of September 30, 2003, the Company’s disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by Consumers Bancorp, Inc. in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, our Chief Executive Officer and the Chief Financial officer have concluded that there are no significant changes in the Company’s internal controls or in other factors that could significantly affect its internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

There is no pending litigation, other than routine litigation incidental to the business of the Corporation and its affiliate, of a material nature involving or naming the Corporation or its affiliate as a defendant. Further, there are no material legal proceedings in which any director, executive officer, principal shareholder or affiliate of the Corporation is a party or has a material interest which is adverse to the Corporation or its affiliate. None of the routine litigation in which the Corporation or its affiliate are involved is expected to have a material adverse effect upon the financial position or results of operations of the Corporation or its affiliate.

Item 2 — Changes in Securities
     Not Applicable.

Item 3 — Defaults Upon Senior Securities
     Not Applicable

Item 4 — Shareholders Meeting
     Not Applicable

Item 5 — Other Information
     Not Applicable

Item 6 — Exhibits and Reports on Form 8-K

A.	Exhibits

Exhibit 11 Statement regarding Computation of Per Share Earnings (included in Note 1 to the Consolidated Financial Statements).

Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

Exhibit 32.1 Certification of Chief Executive Officer Pursuant to 10 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Exhibit 32.2 Certification of Chief Financial Officer Pursuant to 10 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

B.	Reports on Form 8-K — Consumers Bancorp Inc. filed no reports on Form 8-K during the quarter ended September 30, 2003.

Consumers Bancorp, Inc.
10-Q
CONSUMERS BANCORP, INC.
SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSUMERS BANCORP, INC. (Registrant)

Date: November 12, 2003	/s/ Steven L. Muckley Steven L. Muckley Chief Executive Officer

Date: November 12, 2003	/s/ Paula J. Meiler Paula J. Meiler Chief Financial Officer