Form 10-Q
period 2003-12-31
CONSUMERS BANCORP INC /OH/
filed 2004-02-13
CIK 1006830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003.

Commission File No. 033-79130

CONSUMERS BANCORP, INC.

(Exact name of registrant as specified in its charter)

OHIO (State or other jurisdiction of incorporation or organization)	033-79130 (Commission File Number)	34-1771400 (I.R.S. Employer Identification No.)

614 East Lincoln Way, P.O. Box 256, Minerva, Ohio (Address of principal executive offices)	44657 (Zip Code)

(330) 868-7701
(Issuer’s telephone number)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value	Outstanding at February 12, 2004 2,146,281 Common Shares

CONSUMERS BANCORP, INC
FORM 10-Q
QUARTER ENDED DECEMBER 31, 2003

Part I – Financial Information

Item 1 – Financial Statements (Unaudited)

Interim financial information required by Item 310 (b) of Regulation S-K is included in this Form 10-Q as referenced below:

CONSUMERS BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share data)

	Unaudited
	December 31, 2003	June 30, 2003

ASSETS
Cash and cash equivalents	$5,440	$8,465
Federal funds sold	—	14,335
Securities, available for sale	32,348	25,113
Total loans	132,004	124,660
Less allowance for loan loss	(1,753)	(1,685)

Net loans	130,251	122,975

Cash surrender value of life insurance	3,785	3,701
Premises and equipment, net	4,887	5,137
Intangible assets	1,297	1,377
Other real estate owned	561	35
Accrued interest receivable and other assets	946	929

Total assets	$179,515	$182,067

LIABILITIES
Deposits
Non-interest bearing demand	$35,575	$33,420
Interest bearing demand	12,977	12,324
Savings	60,699	60,886
Time	45,574	50,872

Total deposits	154,825	157,502

Securities sold under agreements to repurchase	4,731	4,936
Federal Home Loan Bank advance	778	822
Accrued interest and other liabilities	1,439	1,539

Total liabilities	161,773	164,799
SHAREHOLDERS’ EQUITY
Common stock (no par value, 2,500,000 shares authorized; 2,160,000 issued)	4,869	4,869
Retained earnings	12,866	12,305
Treasury stock (13,719 shares at cost)	(204)	(204)
Accumulated other comprehensive income	211	298

Total shareholders’ equity	17,742	17,268

Total liabilities and shareholders’ equity	$179,515	$182,067

See accompanying notes to consolidated financial statements

CONSUMERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months ended		Six Months ended
	December 31,		December 31,
	2003	2002	2003	2002

Interest income
Loans, including fees	$2,241	$2,621	$4,552	$5,348
Securities
Taxable	246	302	411	665
Tax-exempt	35	33	69	64
Federal funds sold	12	27	46	71

Total interest income	2,534	2,983	5,078	6,148
Interest expense
Deposits	345	677	799	1,419
Federal Home Loan Bank advances	18	27	27	61
Other	15	20	32	43

Total interest expense	378	724	858	1,523

Net interest income	2,156	2,259	4,220	4,625
Provision for loan losses	199	99	265	217

Net interest income after Provision for loan losses	1,957	2,160	3,955	4,408
Other income
Service charges on deposit accounts	395	374	796	729
Other	172	201	385	388

Total other income	567	575	1,181	1,117
Other expenses
Salaries and employee benefits	1,053	930	1,987	1,842
Occupancy	285	316	586	612
Directors’ fees	25	59	62	106
Professional fees	68	100	148	182
Franchise taxes	54	45	108	90
Printing and supplies	41	40	79	82
Telephone	50	56	100	107
Amortization of intangible	40	40	80	80
Other	382	324	698	641

Total other expenses	1,998	1,910	3,848	3,742

Income before income taxes	526	825	1,288	1,783
Income tax expense	146	230	383	546

Net income	$380	$595	$905	$1,237

Basic earnings per share	$.18	$.28	$.42	$.58

See accompanying notes to consolidated financial statements

CONSUMERS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(Dollars in thousands, except per share data)

	Three Months ended		Six Months ended
	December 31,		December 31
	2003	2002	2003	2002

Balance at beginning of period	$17,542	$16,423	$17,268	$15,820
Comprehensive income
Net income	380	595	905	1,237
Other comprehensive income (loss)	(8)	(36)	(87)	97

Total comprehensive income	372	559	818	1,334
Common cash dividends	(172)	(215)	(344)	(387)

Balance at the end of the period	$17,742	$16,767	$17,742	$16,767

Common cash dividends per share	$.08	$.10	$.16	$.18

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Dollars in thousands)

	Six months Ended
	December 31,
	2003	2002

Cash flows from operating activities
Net income	$905	$1,237
Adjustments to reconcile net income to net cash from operating activities	749	537

Net cash from operating activities	1,654	1,774

Cash flow from investing activities
Securities available for sale
Purchases	(17,276)	(7,992)
Maturities and principal pay downs	9,739	10,300
Net decrease in federal funds sold	14,335	2,465
Net (increase) decrease in loans	(8,114)	300
Acquisition of premises and equipment	(93)	(752)

Net cash from investing activities	(1,409)	4,321
Cash flow from financing
Net decrease in deposit accounts	(2,677)	(5,034)
Net decrease in repurchase agreements	(205)	(564)
Repayments of FHLB advances	(44)	(288)
Dividends paid	(344)	(387)

Net cash from financing activities	(3,270)	(6,273)

Decrease in cash or cash equivalents	(3,025)	(178)
Cash and cash equivalents, beginning of year	8,465	7,851

Cash and cash equivalents, end of period	$5,440	$7,673

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements
(Unaudited)

(Dollars in thousands, except per share amounts)

Note 1 – Summary of Significant Accounting Policies: The consolidated financial statements include the accounts of Consumers Bancorp, Inc. (Corporation) and its wholly owned subsidiary, Consumers National Bank (Bank). The Bank has a title company subsidiary, Community Title Agency, Inc. All significant intercompany transactions have been eliminated in the consolidation.

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated balance sheets of the Corporation at December 31, 2003, and its income and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances. The Annual Report for the Corporation for the year ended June 30, 2003, contains consolidated financial statements and related notes that should be read in conjunction with the accompanying consolidated financial statements.

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

Cash Reserves: Consumers National Bank is required by the Federal Reserve Bank to maintain reserves consisting of cash on hand and noninterest-bearing balances on deposit with the Federal Reserve Bank. The required reserve balance at December 31, 2003 was $1,352 and at June 30, 2003 was $1,186.

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

Cash Surrender Value of Life Insurance: The Bank has purchased single-premium life insurance policies to insure the lives of the participants in the salary continuation plan. As of December 31, 2003, the Bank has total purchased policies of $2,885 (total death benefit

CONSUMERS BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)(continued)

(Dollars in thousands, except per share amounts)

Note 1- continued

$9,633) with a cash surrender value of $3,785. As of June 30, 2003, the Bank had total purchased policies of $2,885 (total death benefit $9,576) with a cash surrender value of $3,701. The amount included in income (net of policy commissions and mortality costs) was approximately, $42 and $47 for the three month periods ended and $84 and $75 for the six month periods ended December 31, 2003 and 2002.

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

Other Real Estate Owned: Real estate properties, other than Company premises, acquired through, or in lieu of, loan foreclosure are initially recorded at fair value at the date of acquisition. Any reduction to fair value from the carrying value of the related loan at the time of acquisition is accounted for as a loan loss. After acquisition, a valuation allowance reduces the reported amount to the lower of the initial amount or fair value less costs to sell. Expenses, gains and losses on disposition, and changes in the valuation allowance are reported in other expenses. Properties held as other real estate owned were $561 at December 31, 2003 and $35 at June 30, 2003.

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

CONSUMERS BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)(continued)

(Dollars in thousands, except per share amounts)

Note 1- continued

Earnings and Dividends Declared per Share: Earnings per common share are computed based on the weighted average common shares outstanding. The number of outstanding shares used was 2,146,281 for the quarters ended and for the six month periods ending December 31, 2003 and December 31, 2002. The Company’s capital structure contains no dilutive securities.

Statement of Cash Flows: For purpose of reporting cash flows, cash and cash equivalents include the Company’s cash on hand and due from banks. The Company reports net cash flows for customer loan, deposit and repurchase agreement transactions. For the six months ended December 31, 2003 and 2002, the Corporation paid $985 and $1,602 in interest and $505 and $474 in income taxes.

Note 2 – Securities

		Gross	Gross
	Fair	Unrealized	Unrealized
	Value	Gains	Losses

December 31, 2003
Securities available for sale:
U.S. Treasury and Federal agencies	$8,316	$82	$(16)
Obligations of states and political subdivisions	3,758	123
Mortgage–backed securities	19,096	174	(74)
Equity securities	1,178	31

Total Securities	$32,348	$410	$(90)

		Gross	Gross
	Fair	Unrealized	Unrealized
	Value	Gains	Losses

June 30, 2003
Securities available for sale:
U.S. Treasury and Federal agencies	$6,439	$111
Obligations of states and political subdivisions	3,303	160
Mortgage–backed securities	14,238	184	$(8)
Equity securities	1,133	3

Total Securities	$25,113	$458	$(8)

CONSUMERS BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)(continued)

(Dollars in thousands, except per share amounts)

Note 2 – Securities available for sale

There were no sales or transfer of securities classified as available for sale for the three or six month periods ended December 31, 2003 and December 31, 2002.

The estimated fair value of debt securities at December 31, 2003, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Estimated Fair
Value

Due in one year or less	$2,829
Due after one year through five years	8,229
Due after five years through ten years	1,016
Due after ten years

Total	12,074
Mortgage-backed securities	19,096
Other securities	1,178

Total	$32,348

At December 31, 2003, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies and corporations, with an aggregate book value, which exceeds 10% of shareholders’ equity.

Note 3 – Loans

Major classification loans are as follows:

	December 31, 2003	June 30, 2003

Real estate – residential mortgage	$63,424	$57,497
Real estate – construction	4,175	669
Commercial, financial and agriculture	57,283	58,484
Consumer	7,365	8,240

	132,247	124,890
Deferred loan fees and costs	(243)	(230)
Allowance for loan losses	(1,753)	(1,685)

	$130,251	$122,975

CONSUMERS BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)(continued)

(Dollars in thousands)

Note 3 – Loans (continued)

	December 31,

	2003	2002

Loans past due over 90 days and still accruing	$194	$631
Loans on non-accrual	2,487	796
Impaired loans	630
Amount of Allowance allocated	111

Note 4 - Allowance for Loan Losses

A summary of activity in the allowance for loan losses for the six months ended December 31, 2003, and December 31, 2002, are as follows:

	2003	2002

Balance at June 30,	$1,685	$1,668
Provision	265	217
Charge-offs	(270)	(271)
Recoveries	73	93

Balance at December 31,	$1,753	$1,707

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition
and Results of Operations

(Dollars in thousands, except per share data)

General

The following is management’s analysis of the Corporation’s results of operations as of and for the three month period and six month period ending December 31, 2003, compared to the same period in 2002, and the consolidated balance sheets at December 31, 2003 compared to June 30, 2003. This discussion is designed to provide a more comprehensive review of the operating results and financial condition than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

Business

Consumers Bancorp, Inc. (the “Corporation”), is a bank holding company under the Bank Holding Company Act of 1956, as amended. Incorporated under the laws of the State of Ohio, the Corporation owns all of the issued and outstanding capital stock of Consumers National Bank (the “Bank”), a national banking association chartered under the laws of the United States. On February 28, 1995, the Corporation acquired all of the common stock issued by the Bank. The Corporation’s activities have been limited primarily to holding the common shares of the Bank.

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

Results of Operations
Three Months Ended December 31, 2003 and 2002

Net Income Net income was $380 for the second quarter of 2003, a decrease of $215 compared to the second quarter of 2002 net income of $595. Earnings per common share for the second quarter of 2003 were $0.18 as compared to $0.28 for the second quarter of 2002. Return on average equity (ROE) and return on average assets (ROA) were 8.46% and .83%, respectively, for the second quarter of 2002 compared to 14.08% and 1.29%, respectively, in 2002.

CONSUMERS BANCORP, INC.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Net Income (continued)

The decline in net income for the quarter ended December 31, 2003 was impacted by a $120 after tax charge related to the resignation of Consumers’ president. Net income was also impacted by a decline in net interest income and an increase in provision for loan loss.

	2003	2002

Quarter ended December 31,
Net income, before severance cost	$500	$595
Severance cost, net of taxes	120

Net income	$380	$595

Net Interest Income

Net interest income for the second quarter of 2003 was $2,156, a decrease of $103 or 4.6% from $2,259 in the second quarter of 2002. Net interest income, the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of the Corporation’s earnings. Net interest income is affected by changes in the volumes, rates and composition of interest-earning assets and interest-bearing liabilities. Average earning assets decreased .8% from the second quarter last year, with average loans, increasing 3.2% from last year due in part to the retention of approximately $4 million of 1-4 family owner occupied real estate mortgages. Average interest bearing liabilities decreased 4.8% from the same quarter last year. Consumers’ net interest margin for the three months ended December 31, 2003 was 5.20%, an increase of 24 basis points from last quarter and a decrease of 21 basis points from the second quarter a year ago. The decline in interest rates as well as increased refinancings at lower rates during 2003 caused the interest margin to decline from 2002 levels.

CONSUMERS BANCORP, INC.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Average Balance Sheets and Analysis of Net Interest Income for the Three Months Ended December 31
(In thousands except percentages)

	2003			2002

	Average		Yield/	Average		Yield/
	Balance	Interest	rate	Balance	Interest	rate

	(Dollars in thousands)
Interest-earning assets:
Taxable securities	$27,502	$246	3.55%	$30,755	$302	3.90%
Nontaxable securities	3,663	54	5.85	2,957	51	6.84
Loans receivable	129,932	2,244	6.85	125,879	2,624	8.27
Federal funds sold	5,265	12	.90	7,593	27	1.41

Total Interest-Earning Assets	$166,362	$2,556	6.10%	$167,184	$3,004	7.13%
Noninterest-Earning Assets	15,311			15,888

Total Assets	$181,673			$183,072

Interest bearing liabilities
NOW	$13,314	$13	.39%	$13,651	$43	1.25%
Savings	60,907	63	.41	58,907	158	1.06
Time deposits	45,240	269	2.36	52,740	476	3.58
Repurchase agreements	5,453	12	.87	4,838	20	1.63
FHLB advances	789	18	9.05	1,929	27	5.47

Total interest bearing liabilities	125,703	375	1.18%	132,065	724	2.17%
Noninterest bearing liabilities	38,145			34,242

Total liabilities	163,848			166,307
Shareholders equity	$17,825			$16,765

Total liabilities and Shareholders equity	$181,673			$183,072

Net interest income, interest rate spread (1)		$2,181	4.92%		$2,280	4.96%
Net interest margin (net interest as a percent of average interest-earning assets (1)			5.20%			5.41%
Average interest-earning assets to interest-bearing liabilities	132.35%			126.59%

(1) calculated on a fully taxable equivalent basis

CONSUMERS BANCORP, INC.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Provision for Loan Losses

The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable credit losses inherent in Consumers’ loan portfolio which have been incurred at each balance sheet date. The provision for loan losses increased $100 or 101% to $199 in the second quarter of 2003 compared to $99 in the second quarter of 2002. The increased provision for loan losses in the second quarter of 2003 was attributable to an increase in both the loan portfolio and net charge-offs. Net charge-offs were $117 or 0.36% (annualized) of average loans during the three months ended December 31, 2003, compared to $90 or 0.28% (annualized) for the same period in 2002.

	December 31,	June 30,	December 31,
	2003	2003	2002

Allowance for loan losses as a percentage of loans	1.33%	1.35%	1.36%
Allowance for loan losses as a percentage of non-performing assets	54.07%	149.91%	119.62%

The impact of a weaker economy was reflected as the allowance for loan losses as a percentage of non-performing loans for the second quarter of 2003 decreased compared to the second quarter of 2002 as a result of non-performing loans increasing from $1,427 at December 31, 2002 to $2,681 at December 31, 2003. See discussion of non-performing assets below.

Non-Interest Income

Non-interest income was $567 for the second quarter decreasing 1.4% from $575 in the same period last year. Service charges on deposits were $395, up $21, or 5.3% from last year, attributable mainly to the introduction of Overdraft Privilege Program in April 2002 coupled with deposit growth in non–interest bearing checking.

Non-Interest Expense

Non-interest expense for the second quarter was $1,998, compared to $1,910 in the second quarter last year. The increase in the second quarter was due primarily to the one-time pretax charge of $180 related to the resignation of the Corporation’s president. Additionally, non-interest expense was impacted by increased professional fees to support corporate governance issues and payment of overdraft privilege fees to the originating vendor. The efficiency ratio was 72.8% for the second quarter of 2003, compared to 60.9% for the same quarter last year.

CONSUMERS BANCORP, INC.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Income Taxes

The provision for income taxes for the second quarter of 2003 decreased $84 to $146 from $230 for the same period in 2002. The effective tax rate for the three months ended December 31, 2003 was 27.8% as compared to 27.9% for the same period in 2002.

Six Months Ended December 31, 2003 and 2002

Net Income. The Corporation earned net income of $905 for the six months ended December 31, 2003 compared to $1,237 for the six months ended December 31, 2002. This decrease was primarily due a decrease in net interest income, an increase in the provision for loan losses and increases in salary and employee benefits. See discussion of non-interest expense above.

Net Interest Income. Net interest income totaled $4,220 for the six months ended December 31, 2003 compared to $4,625 for the six months ended December 31, 2002, a decrease of $405 or 8.8%. The decline in net interest income was primarily due to the decrease in interest income on loans and accelerated prepayment speeds on mortgage backed securities.

Interest and fees on loans decreased $796, or 14.9%, to $4,552 for the six months ended December 31, 2003 from $5,348 for the six months ended December 31, 2002. The decrease in interest income was due to decreases in yield. The yield on average loans outstanding for the six month periods ended December 31, 2003, and December 31, 2002 was 7.06% and 8.48% respectively. Additionally, loan yields have been adversely affected by the increase in non-performing loans and other real estate.

Interest earned on taxable and tax-exempt securities totaled $480 for the six month period ended December 31, 2003 compared to $729 for the six month period ended December 31, 2002. The decrease was primarily a result of a reduction in the securities portfolio. Interest income on federal funds sold decreased by $25 for the six months ended December 31, 2003, due to a decrease in yield.

CONSUMERS BANCORP, INC.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Average Balance Sheets and Analysis of Net Interest Income for the Six Months Ended December 31
(In thousands except percentages)

	2003			2002

	Average		Yield/	Average		Yield/
	Balance	Interest	rate	Balance	Interest	rate

	(Dollars in thousands)
Interest-earning assets:
Taxable securities	$25,296	$411	3.22%	$30,030	$665	4.39%
Nontaxable securities	3,517	106	5.98	2,998	97	6.41
Loans receivable	128,049	4,558	7.06	125,314	5,355	8.48
Federal funds sold	9,668	46	.94	9,106	71	1.55

Total Interest-Earning Assets	$166,530	$5,121	6.10%	$167,448	$6,188	7.33%
Noninterest-Earning Assets	15,739			15,912

Total Assets	$182,269			$183,360

Interest Bearing Liabilities
NOW	$13,260	$22	.33%	$13,434	$90	1.33%
Savings	60,714	140	.46	58,518	328	1.11
Time deposits	47,471	637	2.66	54,651	1,001	3.63
Repurchase agreements	5,374	27	1.00	4,725	43	1.80
FHLB advances	802	27	6.68	2,033	61	5.92

Total interest bearing liabilities	127,621	853	1.33%	133,361	1,523	2.27%
Noninterest bearing liabilities	36,993			33,516

Total liabilities	164,614			166,877
Shareholders equity	$17,655			$16,483

Total liabilities and Shareholders equity	$182,269			$183,360

Net interest income, interest rate spread (1)		$4,268	4.77%		$4,665	5.06%
Net interest margin (net interest as a percent of average interest-earning assets (1)			5.08%			5.53%
Average interest-earning assets to interest-bearing liabilities	130.49%			125.56%

(1) calculated on a fully taxable equivalent basis

CONSUMERS BANCORP, INC.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

(Dollars in thousands, except per share data)

Interest expense on deposits decreased $620, or 43.7% for the six months ended December 31, 2003 compared to the three months ended December 31, 2002. The decrease was a result of rate decreases on savings and time deposits.

Interest paid on FHLB Advances totaled $27 for the six months ended December 31, 2003 compared to $61 for the six months ended December 31, 2002.

Provision for Loan Losses.

The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable credit losses inherent in the Corporation’s loan portfolio, which have been incurred at each balance sheet date. The provision for loan losses increased $48 or 22.1% to $265 for the six months ended December 31, 2003 compared to $217 in the six months ended December 31, 2002. The increased provision for loan losses in the six month period was attributable to an increase in loan growth and net charge-offs. Net charge-offs were $197 or 0.31% (annualized) of average loans during the six months ended December 31, 2003, compared to $178 or 0.28% (annualized) for the same period in 2002.

The increase in net charge-offs in 2003 compared to 2002 is primarily attributed to the consumer portfolio. Charge-offs have been made in accordance with the Corporation’s standard policy and have occurred primarily in the consumer loan and overdraft privilege program.

The allowance is comprised of a general allowance, a specific allowance for identified problem loans and an unallocated allowance. The general allowance is determined by applying estimated loss factors to the credit exposures from outstanding loans on a portfolio basis. Loss factors are based on Consumers’ historical loss experience and are reviewed for revision on an annual basis, along with other factors affecting the collectibility of the loan portfolio. Specific allowances are established for all criticized and classified loans, where management has determined that, due to identified significant conditions, the probability of a loss has incurred. The unallocated allowance recognizes an estimation of risk associated with the allocated general and specific allowances and incorporates management’s evaluation of existing conditions that are not included in the allocated allowance determinations. These conditions are reviewed quarterly by management and include general economic conditions, credit quality trends, and internal loan review and regulatory examination findings. On December 31, 2003, despite a 188.4% increase in non-performing assets from June 30, 2003 (see discussion of non-performing assets below) management considers the allowance adequate to absorb probable losses.

CONSUMERS BANCORP, INC.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

(Dollars in thousands, except per share data)

Other Income. Other income includes service charges on deposits and other miscellaneous income. Other income of $1,181 for the six months ended December 31, 2003 represented an increase of $64, or 5.7% compared to the $1,117 of other income for the six months ended December 31, 2002. The increases were primarily due to volume increases in overdraft and non-sufficient funds fees attributable to an Overdraft Privilege program. Increased income has also been realized from the increase in cash surrender value of life insurance and title agency fees.

Other Expense. Other expense totaled $3,848 for the six months ended December 31, 2003 compared to $3,742 for the six months ended December 31, 2002, an increase of $106, or 2.8%.

Salary and benefits expense increased $145 or 7.9% for the six month period ended December 31, 2003 as compared to December 31, 2002. The increase was a result of a one-time pretax charge of $180 relating to the resignation of the Corporation’s president. Occupancy expense decreased $26 for the six month period ended December 31, 2003, as compared to December 31, 2002. Occupancy expense is reflecting the anticipated savings derived from the closing of the downtown Lisbon office.

Income Tax Expense. The provision for income taxes totaled $383 for the six months ended December 31, 2003 compared to $546 for the three months ended December 31, 2002, a decrease of $163 or 29.9%. The effective tax rate was 29.7% and 30.6% for the six month periods ended December 31, 2003 and 2002 respectively.

Financial Condition

Total assets at December 31, 2003 were $179,515 compared to $182,067 at June 30, 2003, a decrease of $2,552 or 1.4%. Loan receivables increased $7,344 from $124,660 at June 30, 2003 to $132,004 at December 31, 2003. Consumer loan totals decreased for the period while residential real estate loans increased $5,927 or 10.3%, real estate construction loans increased $3,506 or 524.1%, and commercial loans decreased $1,201 or 2.1%. The increase in residential real estate loans from June 2003 resulted from approximately $4 million locally generated owner occupied 1-4 family real estate mortgages being retained for the bank’s portfolio during the quarter ended September 2003. These loans included variable rate and ten through thirty year fixed rate maturities. Available for sale securities have increased from $25,113 at June 30, 2003 to $32,348 at December 31, 2003, or 28.8%. The portfolio reflects an increase in short-maturity and current cash flowing instruments. The duration of the investment portfolio was 3.4 years at December 31, 2003 as compared to 2.1 years at June 30, 2003 and 2.2 years at December 31, 2002. Federal funds sold have decreased $14,335 resulting from a reinvestment in loans and securities.

Total shareholders equity increased $474 from June 30, 2003, to $17,742 at December 31, 2003. This increase is a combination of net income for the period, offset by cash dividends paid and a decrease in value of available for sale securities.

CONSUMERS BANCORP, INC.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

(Dollars in thousands, except per share data)

Non-Performing Assets

The following table presents the aggregate amounts of non-performing assets and respective ratios on the dates indicated.

	December 31,	June 30,	December 31,
	2003	2003	2002

Non-accrual loans	$2,487	$1,050	$796
Loans past due over 90 days and still accruing	194	39	631

Total non-performing loans	2,681	1,089	1,427
Other real estate owned	561	35	0

Total non-performing assets	$3,242	$1,124	$1,427

Non-performing loans to total loans	2.03%	.87%	1.14%
Allowance for credit losses to total non-performing loans	54.07	149.91	119.62
Loans 90 days or more past due and not on non-accrual to total loans	.15	.03	.50

The allowance for loan losses as a percentage of non-performing loans as of December 31, 2003 decreased compared to June 30, 2003 as a result of non-performing loans increasing from $1,124 at June 30, 2003 to $2,681 at December 31, 2003 due to a continuing weaker local economy and the deterioration of a few larger loans.

On December 31, 2003, $2,427 non-accrual loans were collateralized by mortgages and $183 loans greater than 90 days delinquent were also collateralized by real estate mortgages. The mortgage loans were secured by the following collateral: 1-4 family owner occupied real estate, farmland, 1-4 family rental units and income producing commercial property. Management believes that the prospects for recovery of principal and interest less identified specific reserves are good. These loans are being closely monitored by management and the Board of Directors.

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

The Corporation groups its loan portfolio into three major categories: commercial loans, real estate loans and consumer loans. Commercial loans are comprised of both variable rate notes

CONSUMERS BANCORP, INC.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

(Dollars in thousands, except per share data)

Liquidity (continued)

subject to daily interest rate changes based on the prime rate, and fixed rate notes having maturities of generally not greater than five years. Commercial loans have declined recently, with outstanding balances down by $3,374 or 5.8% since June 30, 2003. The Corporation’s real estate loan portfolio consists of three basic segments: conventional mortgage loans having fixed rates and maturities not exceeding fifteen years, variable rate home equity lines of credit, and fixed rate loans having maturity or renewal dates that are less than the scheduled amortization period. Competition is very heavy in the Corporation’s market for these types of loans, both from local and national lenders. The Bank is associated with third parties, which allow the Bank to offer very attractive mortgage loan options to its customers.

The consumer loans offered by the Bank are generally written for periods up to five years, based on the nature of the collateral. These may be either installment loans having regular monthly payments, or demand type loans for short periods of time. Consumer loans have declined during the past year and quarter, as automobile loans have been affected by the auto manufacturers’ offerings of zero and highly discounted interest rates through their financing subsidiaries.

Funds not allocated to the Corporation’s loan portfolio are invested in various securities having diverse maturity schedules. The majority of the Corporation’s investments are held in U.S. Treasury securities or other securities issued by U.S. Government agencies, and to a lesser extent, investments in tax free municipal bonds. Interest yields for the investment account were 3.56% and 4.58% respectively for the six month periods ended December 31, 2003 and December 31, 2002.

The Corporation offers several forms of deposit programs to its customers. The rates offered by the Corporation and the fees charged for them are competitive with others available currently in the market area. Short-term time deposit interest rates have decreased for this six month period. Interest rates on demand deposits and savings deposits continue to decline and are at historical low levels.

To provide an additional source of loan funds, the Corporation has entered into an agreement with the Federal Home Loan Bank (FHLB) of Cincinnati to obtain matched funding for loans. Repayment is made over a fifteen year period. At December 31, 2003, these FHLB balances totaled $778. The Corporation considers this agreement with the FHLB to be a good source of liquidity funding, secondary to its deposit base.

Jumbo time deposits (those with balances of $100 thousand and over) increased from $7,650 at June 30, 2003 to $8,978 at December 31, 2003. These deposits are monitored closely by the Corporation, priced on an individual basis, and often matched with a corresponding investment instrument. The Corporation has on occasion used a fee paid broker to obtain these types of funds from outside its normal service area as another alternative for its funding needs. These

CONSUMERS BANCORP, INC.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

(Dollars in thousands, except per share data)

Liquidity (continued)

deposits are not relied upon, as a primary source of funding however, and the Corporation can foresee no dependence on these types of deposits for the near term. Although management monitors interest rates on an ongoing basis, a quarterly rate sensitivity report is used to determine the effect of interest rate changes on the financial statements. In the opinion of management, enough assets or liabilities could be repriced over the near term (up to three years) to compensate for such changes. The spread on interest rates, or the difference between the average earning assets and the average interest bearing liabilities, is monitored quarterly. It is the Corporation’s goal to maintain this spread at better than 4.0%. The spread on a taxable equivalent basis for the six month periods ended December 31, 2003 and 2002 was 4.77% and 5.06%, respectively and for the fiscal year ended June 30, 2003 was 5.00%.

Capital Resources

The following table presents the capital ratios of Consumers Bancorp, Inc.

	December 31, 2003	June 30, 2003

Total adjusted average assets for leverage ratio	$180,972	$180,965
Risk-weighted assets and off-balance-sheet financial instruments for capital ratio	119,445	113,926
Tier I capital	16,234	15,587
Total risk-based capital	17,730	17,014
Leverage Ratio	9.0%	8.6%
Tier I capital ratio	13.6	13.7
Total capital ratio	14.8	14.9

Capital ratios applicable to Consumers National Bank at December 31, 2003 were as follows:

			Total
		Tier I	Risk-based
	Leverage	Capital	Capital

Regulatory Capital Requirements
Minimum	4.0%	4.0%	8.0%
Well-capitalized	5.0	6.0	10.0
Bank Subsidiary
Consumers National Bank	8.7	13.5	14.7

The Company and subsidiary Bank are subject to various regulatory capital requirements administered by federal regulatory agencies. Capital adequacy guidelines and prompt corrective-action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the Company’s financial statements. The Bank is considered well capitalized under the Federal Deposit Insurance Act at December 31, 2003. Management is not aware of any matters occurring subsequent to December 31, 2003 that would cause the Bank’s capital category to change.

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

Newly Issued Accounting Standards:

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

In December 2002, FASB issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires a guarantor to make additional disclosures in its interim and annual

CONSUMERS BANCORP, INC.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

(Dollars in thousands, except per share data)

Newly Issued Accounting Standards: (continued)

financial statements regarding the guarantor’s obligations. In addition, FIN 45 requires, under certain circumstances, that a guarantor recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken when issuing the guarantee. The adoption of this interpretation did not have a material impact on the Corporation.

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

Quantitative and Qualitative Disclosures about Market Risk

The Bank measures interest-rate risk from the perspectives of earnings at risk and value at risk. The primary purpose of both the loan and investment portfolios is the generation of income, but credit risk is the principal focus of risk analysis in the loan portfolio and interest-rate risk is the principal focus in the investment portfolio. Because of the greater liquidity of the investment portfolio, it is the vehicle for managing interest-rate risk in the entire balance sheet. The Bank manages its interest rate risk position using simulation analysis of net interest income and net income over a two-year period. The Bank also calculates the effect of an instantaneous change in market interest rates on the economic value of equity or net portfolio value. Once these analyses are complete, management reviews the results, with an emphasis on the income-simulation results for purposes of managing interest-rate risk. The rate sensitivity position is managed to avoid wide swings in net interest margins. Measurement and identification of current and potential interest rate risk exposures is conducted quarterly, with reporting and monitoring also occurring quarterly. The Bank applies interest rate shocks to its financial instruments up and down 50, 100, 150, and 200 basis points.

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

Quantitative and Qualitative Disclosures about Market Risk (continued)

The following table presents an analysis of the potential sensitivity of the Bank’s annual net interest income and present value of the Bank’s financial instruments to sudden and sustained increase of 200 basis points and 100 basis points decrease change in market interest rates:

	Maximum Change
	2004	Guidelines

One Year Net interest Income Change
+200 Basis Points	1%	(16)%
-100 Basis Points	(2)%	(16)%
Net Present Value of Equity Change
+200 Basis Points	(13)%	(20)%
-100 Basis Points	9%	(20)%

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

Item 4 – Controls and Procedures

     An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2003, the Company’s disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by Consumers Bancorp, Inc. in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, our Chief Executive Officer and Chief Financial officer have concluded that there are no significant changes in the Company’s internal controls or in other factors that could significantly affect its internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

       Not Applicable.

Item 3 – Defaults Upon Senior Securities

       Not Applicable

Item 4 – Submission of Matters to a Vote of Security Holders

Consumers Bancorp, Inc., held its annual meeting of shareholders on October 15, 2003, to elect four directors, each to serve for a three year term expiring in 2006 and for the transaction of any other business that may properly come before the meeting or any adjournment thereof.

Election of Directors

	John P. Furey	Thomas M. Kishman	Steven L. Muckley	Homer R. Unkefer
For	1,499,849	1,496,854	1,498,434	1,500,124
Withheld	6,140	9,135	7,555	5,865

     The following directors were not up for election at the annual meeting and their respective terms in office continued after the Annual Meeting.

J. V. Hanna	Mark S. Kelly
David W. Johnson	Laurie M. McClellan
James R. Kiko, Sr.	Walter J. Young

Item 5 – Other Information

       Not Applicable

Item 6 – Exhibits and Reports on Form 8-K

A.	Exhibits

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

B.	Reports on Form 8-K – Consumers Bancorp Inc. filed Reports on Form 8-K on October 17, 2003 and December 10, 2003.

Consumers Bancorp, Inc.
10-Q
CONSUMERS BANCORP, INC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSUMERS BANCORP, INC.

(Registrant)

Date: February 12, 2004	/s/ Steven L. Muckley

Steven L. Muckley
Chief Executive Officer

Date: February 12, 2004	/s/ Paula J. Meiler

Paula J. Meiler
Chief Financial Officer