Form 10-Q
period 2004-03-31
CONSUMERS BANCORP INC /OH/
filed 2004-05-17
CIK 1006830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004.

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

Yes☒ No☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value	Outstanding at May 14, 2004 2,146,281 Common Shares

CONSUMERS BANCORP, INC
FORM 10-Q
QUARTER ENDED MARCH 31, 2004
Part I – Financial Information

Item 1 – Financial Statements (Unaudited)

Interim financial information required by Item 310 (b) of Regulation S-K is included in this Form 10-Q as referenced below:

CONSUMERS BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share data)

	Unaudited
	March 31, 2004	June 30, 2003
ASSETS
Cash and cash equivalents	$4,864	$8,465
Federal funds sold	7,589	14,335
Securities, available for sale	30,317	25,113
Total loans	133,968	124,660
Less allowance for loan loss	(1,764)	(1,685)

Net loans	132,204	122,975

Cash surrender value of life insurance	3,823	3,701
Premises and equipment, net	4,747	5,137
Intangible assets	1,257	1,377
Other real estate owned	746	35
Accrued interest receivable and other assets	1,030	929

Total assets	$186,577	$182,067

LIABILITIES
Deposits
Non-interest bearing demand	$35,956	$33,420
Interest bearing demand	15,737	12,324
Savings	61,448	60,886
Time	44,994	50,872

Total deposits	158,135	157,502

Securities sold under agreements to repurchase	6,078	4,936
Federal Home Loan Bank advance	2,805	822
Accrued interest and other liabilities	1,403	1,539

Total liabilities	168,421	164,799
SHAREHOLDERS’ EQUITY
Common stock (no par value, 2,500,000 shares authorized; 2,160,000 issued)	4,869	4,869
Retained earnings	13,174	12,305
Treasury stock (13,719 shares at cost)	(204)	(204)
Accumulated other comprehensive income	317	298

Total shareholders’ equity	18,156	17,268

Total liabilities and shareholders’ equity	$186,577	$182,067

See accompanying notes to consolidated financial statements

CONSUMERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months ended		Nine months ended
	March 31,		March 31,
	2004	2003	2004	2003
Interest income
Loans, including fees	$2,182	$2,506	$6,734	$7,854
Securities
Taxable	266	263	677	928
Tax-exempt	35	31	104	95
Federal funds sold	5	22	51	93

Total interest income	2,488	2,822	7,566	8,970
Interest expense
Deposits	307	578	1,106	1,997
Federal Home Loan Bank advances	13	24	40	85
Other	16	16	48	59

Total interest expense	336	618	1,194	2,141

Net interest income	2,152	2,204	6,372	6,829
Provision for loan losses	75	100	340	317

Net interest income after Provision for loan losses	2,077	2,104	6,032	6,512
Other income
Service charges on deposit accounts	359	274	1,155	1,003
Other	158	262	543	650

Total other income	517	536	1,698	1,653
Other expenses
Salaries and employee benefits	922	945	2,909	2,787
Occupancy	306	329	892	941
Directors’ fees	38	53	100	159
Professional fees	52	58	200	240
Franchise taxes	54	44	162	134
Printing and supplies	38	46	117	128
Telephone	48	45	148	152
Amortization of intangible	40	40	120	120
Other	375	306	1,073	947

Total other expenses	1,873	1,866	5,721	5,608

Income before income taxes	721	774	2,009	2,557
Income tax expense	220	233	603	779

Net income	$501	$541	$1,406	$1,778

Basic earnings per share	$.23	$.25	$.65	$.83

See accompanying notes to consolidated financial statements

CONSUMERS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(Dollars in thousands, except per share data)

	Three Months ended		Nine months ended
	March 31,		March 31,
	2004	2003	2004	2003
Balance at beginning of period	$17,742	$16,767	$17,268	$15,820
Comprehensive income
Net income	501	541	1,406	1,778
Other comprehensive income (loss)	106	(84)	19	12

Total comprehensive income	607	457	1,425	1,790
Common cash dividends	(193)	(172)	(537)	(558)

Balance at the end of the period	$18,156	$17,052	$18,156	$17,052

Common cash dividends per share	$0.09	$0.08	$0.25	$0.26

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Nine months Ended
	March 31,
	2004	2003
Cash flows from operating activities
Net income	$1,406	$1,778
Adjustments to reconcile net income to net cash from operating activities	767	764

Net cash from operating activities	2,173	2,542

Cash flow from investing activities
Securities available for sale
Purchases	(18,331)	(10,034)
Maturities and principal pay downs	12,946	16,748
Net (increase) decrease in federal funds sold	6,746	(6,136)
Net (increase) decrease in loans	(10,317)	1,688
Acquisition of premises and equipment	(118)	(827)
Sale of Other Real Estate Owned	79	—

Net cash from investing activities	(8,995)	1,439
Cash flow from financing
Net increase (decrease) in deposit accounts	633	(2,619)
Net increase in repurchase agreements	1,142	125
Proceeds from long-term FHLB advances	2,050	—
Repayments of FHLB advances	(67)	(1,309)
Dividends paid	(537)	(558)

Net cash from financing activities	3,221	(4,361)

Decrease in cash and cash equivalents	(3,601)	(380)
Cash and cash equivalents, beginning of year	8,465	7,851

Cash and cash equivalents, end of period	$4,864	$7,471

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements
(Unaudited)

(Dollars in thousands, except per share amounts)

Note 1 – Summary of Significant Accounting Policies:

The consolidated financial statements include the accounts of Consumers Bancorp, Inc. (the “Corporation”) and its wholly owned subsidiary, Consumers National Bank (the “Bank”). The Bank has a title company subsidiary, Community Title Agency, Inc. All significant intercompany transactions have been eliminated in the consolidation.

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated balance sheets of the Corporation at March 31, 2004, and its income and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances. The Annual Report for the Corporation for the year ended June 30, 2003, contains consolidated financial statements and related notes that should be read in conjunction with the accompanying consolidated financial statements.

Segment Information: Consumers Bancorp, Inc. is a financial holding company engaged in the business of commercial and retail banking, which accounts for substantially all of the revenues, operating income, and assets.

Use of Estimates: To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses and fair values of financial instruments are particularly subject to change.

Cash Reserves: Consumers National Bank is required by the Federal Reserve Bank to maintain reserves consisting of cash on hand and noninterest-bearing balances on deposit with the Federal Reserve Bank. The required reserve balance at March 31, 2004 was $1,355 and at June 30, 2003 was $1,186.

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

Cash Surrender Value of Life Insurance: The Bank has purchased single-premium life insurance policies to insure the lives of the participants in the salary continuation plan. As of March 31, 2004, the Bank has total purchased policies of $2,885 (total death benefit $9,650) with a cash surrender value of $3,823. As of June 30, 2003, the Bank had total purchased

CONSUMERS BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)(continued)

(Dollars in thousands, except per share amounts)

Note 1- continued

policies of $2,885 (total death benefit $9,576) with a cash surrender value of $3,701. The amount included in income (net of policy commissions and mortality costs) was approximately, $38 and $52 for the three month periods ended and $122 and $150 for the nine month periods ended March 31, 2004 and 2003.

Premises and Equipment: Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed over the assets’ useful lives on an accelerated basis, except for building for which the straight-line basis is used.

Intangible Assets: Purchased intangible, core deposit value, is recorded at cost and amortized over the estimated life. Core deposit value amortization is straight-line over 12 years, which does not result in a material departure from GAAP. Intangibles are assessed for impairment and written down as necessary.

Other Real Estate Owned: Real estate properties, other than Corporation premises, acquired through, or in lieu of, loan foreclosure are initially recorded at fair value at the date of acquisition. Any reduction to fair value from the carrying value of the related loan at the time of acquisition is accounted for as a loan loss. After acquisition, a valuation allowance reduces the reported amount to the lower of the initial amount or fair value less costs to sell. Expenses, gains and losses on disposition, and changes in the valuation allowance are reported in other expenses. Properties held as other real estate owned were $746 at March 31, 2004 and $35 at June 30, 2003.

Repurchase Agreements: Substantially all repurchase agreement liabilities represent amounts advanced by various customers. Securities are pledged to cover these liabilities, which are not covered by federal deposit insurance.

Profit Sharing Plan: The Corporation maintains a 401(k) profit sharing plan covering substantially all employees. Contributions are made and expensed annually.

Income Taxes: The Corporation files a consolidated federal income tax return. Income tax expense is the sum of the current-year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

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

CONSUMERS BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)(continued)

(Dollars in thousands, except per share amounts)

Note 1- continued

Earnings and Dividends Declared per Share: Earnings per common share are computed based on the weighted average common shares outstanding. The number of outstanding shares used was 2,146,281 for the quarters ended and for the nine-month periods ending March 31, 2004 and 2003. The Corporation’s capital structure contains no dilutive securities.

Statement of Cash Flows: For purpose of reporting cash flows, cash and cash equivalents include the Corporation’s cash on hand and due from banks. The Corporation reports net cash flows for customer loan, deposit and repurchase agreement transactions. For the nine months ended March 31, 2004 and 2003, the Corporation paid $1,358 and $2,236 in interest and $605 and $961 in income taxes. Non-cash transfers to other real estate for the nine months ended March 31, 2004 and 2003 were $757 and $0 respectively.

Note 2 – Securities

		Gross	Gross
	Fair	Unrealized	Unrealized
March 31, 2004	Value	Gains	Losses
Securities available for sale:
U.S. Treasury and Federal agencies	$7,381	$99	$(1)
Obligations of states and political subdivisions	3,792	163
Mortgage–backed securities	17,956	230	(43)
Equity securities	1,188	32

Total Securities	$30,317	$524	$(44)

		Gross	Gross
	Fair	Unrealized	Unrealized
June 30, 2003	Value	Gains	Losses
Securities available for sale:
U.S. Treasury and Federal agencies	$6,439	$111
Obligations of states and political subdivisions	3,303	160
Mortgage–backed securities	14,238	184	$(8)
Equity securities	1,133	3

Total Securities	$25,113	$458	$(8)

CONSUMERS BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)(continued)

(Dollars in thousands, except per share amounts)

Note 2 – Securities available for sale –continued

There were no sales or transfer of securities classified as available for sale for the three or nine month periods ended March 31, 2004 and 2003.

The estimated fair value of debt securities at March 31, 2004, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Estimated Fair
Value
Due in one year or less	$2,586
Due after one year through five years	7,552
Due after five years through ten years	1,035

Due after ten years Total	11,173
Mortgage-backed securities	17,956
Other securities	1,188

Total	$30,317

At March 31, 2004, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies and corporations, with an aggregate book value, which exceeds 10% of shareholders’ equity.

Note 3 – Loans

Major classification loans are as follows:

	March 31, 2004	June 30, 2003
Real estate – residential mortgage	$63,661	$57,497
Real estate – construction	5,014	669
Commercial, financial and agriculture	58,992	58,484
Consumer	6,537	8,240

	134,204	124,890
Deferred loan fees and costs	(236)	(230)
Allowance for loan losses	(1,764)	(1,685)

	$132,204	$122,975

CONSUMERS BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)(continued)

(Dollars in thousands)

Note 3 – Loans (continued)

	March 31,
	2004	2003
Loans past due over 90 days and still accruing	$327	$130
Loans on non-accrual	2,511	1,080
Impaired loans	812	—
Amount of Allowance allocated	148	—

Note 4 - Allowance for Loan Losses

A summary of activity in the allowance for loan losses for the nine months ended March 31, 2004, and 2003, are as follows:

	Nine months ending
	March 31,
	2004	2003
Beginning of period	$1,685	$1,668
Provision	340	217
Charge-offs	(379)	(271)
Recoveries	118	93

Balance at March 31,	$1,764	$1,707

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition
and Results of Operations

(Dollars in thousands, except per share data)

General

The following is management’s analysis of the Corporation’s results of operations as of and for the three month period and nine month period ending March 31, 2004, compared to the same period in 2003, and the consolidated balance sheets at March 31, 2004 compared to June 30, 2003. This discussion is designed to provide a more comprehensive review of the operating results and financial condition than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

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

Results of Operations
Three Months Ended March 31, 2004 and 2003

Net Income

Net income was $501 for the third quarter of 2004, a decrease of $40 compared to the third quarter of 2003 net income of $541. Earnings per common share for the third quarter of 2004 were $0.23 as compared to $0.25 for the third quarter of 2003. Return on average equity (ROE) and return on average assets (ROA) were 11.20% and 1.11%, respectively, for the third quarter of 2004 compared to 12.86% and 1.22%, respectively, in 2003.

CONSUMERS BANCORP, INC.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

(Dollars in thousands, except per share data)

Net Income (continued)

The decline in net income for the three month period ended March 31, 2004 was impacted by a decline in net interest margin and a decline in other income primarily credit life insurance premium income on loans and income from sales of mortgage loans to third party servicers.

Net Interest Income

Net interest income for the third quarter of 2004 was $2,152, a decrease of $52 or 2.4% from $2,204 in the third quarter of 2003. Net interest income, the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of the Corporation’s earnings. Net interest income is affected by changes in the volumes, rates and composition of interest-earning assets and interest-bearing liabilities. Average earning assets increased 1.8% from the third quarter last year, with average loans, increasing 6.8% from last year due in part to the retention of approximately $4 million of 1-4 family owner occupied real estate mortgages. Average interest bearing liabilities decreased 2.6% from the same quarter last year. The Corporation’s net interest margin for the three months ended March 31, 2004 was 5.23%, an increase of 3 basis points from last quarter and a decrease of 27 basis points from the third quarter a year ago. The decline in interest rates as well as increased refinancings at lower rates during 2004 caused the interest margin to decline from 2003 levels.

CONSUMERS BANCORP, INC.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Average Balance Sheets and Analysis of Net Interest Income for the Three Months Ended March 31,
(In thousands except percentages)

	2004			2003
	Average		Yield/	Average		Yield/
	Balance	Interest	rate	Balance	Interest	rate
		(Dollars in thousands)
Interest-earning assets:
Taxable securities	$27,705	$266	3.86%	$27,805	$263	3.84%
Nontaxable securities (1)	3,756	54	5.71	2,977	48	6.54
Loans receivable	133,142	2,186	6.58	124,721	2,509	8.16
Federal funds sold	2,494	5	.80	8,634	22	1.03

Total Interest-earning Assets	167,097	$2,511	6.03%	164,137	2,842	7.02
Noninterest-earning Assets	14,765			15,535

Total Assets	$181,862			$179,672

Interest bearing liabilities
NOW	$13,557	$15	.44%	$12,484	$23	.75%
Savings	61,310	60	.39	59,919	126	.85
Time deposits	45,629	233	2.05	51,447	429	3.38
Repurchase agreements	4,793	12	1.01	4,590	16	1.41
FHLB advances	1,125	13	4.77	1,342	24	7.25

Total interest bearing liabilities	126,414	333	1.06%	129,782	618	1.93%
Noninterest bearing liabilities	37,463			32,829

Total liabilities	163,877			162,611
Shareholders equity	17,985			17,061

Total liabilities and Shareholders equity	$181,862			$179,672

Net interest income, interest rate spread (1)		$2,178	4.97%		$2,224	5.09%
Net interest margin (net interest as a percent of average interest-earning assets (1)			5.23%			5.50%
Average interest-earning assets to interest-bearing liabilities	132.18%			126.47%

(1)	calculated on a fully taxable equivalent basis

CONSUMERS BANCORP, INC.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Provision for Loan Losses

The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable credit losses inherent in the Bank’s loan portfolio, which have been incurred at each balance sheet date. The provision for loan losses decreased $25 or 25% to $75 in the third quarter of this year compared to $100 in the third quarter of last year. The decreased provision for loan losses in the third quarter of this year was attributable the loan loss allowance analysis, based on a reduction in net charge-offs and review of non-performing loans which are primarily collateralized by real estate mortgages. Net charge-offs were $64 or 0.19% (annualized) of average loans during the three months ended March 31, 2004, compared to $124 or 0.40% (annualized) for the same period in 2003.

	March 31,	June 30,	March 31,
	2004	2003	2003
Allowance for loan losses as a percentage of loans	1.32%	1.35%	1.36%
Allowance for loan losses as a percentage of non-performing assets	62.16%	149.91%	139.09%

The impact of a weaker economy was reflected as the allowance for loan losses as a percentage of non-performing loans for the third quarter of 2004 decreased compared to the third quarter of 2003 as a result of non-performing loans increasing from $1,210 at March 31, 2003 to $2,838 at March 31, 2004. See discussion of non-performing assets below.

Non-Interest Income

Non-interest income was $517 for the third quarter decreasing 3.5% from $536 in the same period last year. Service charges on deposits were $359, up $85, or 31.0% from last year, attributable mainly to the customer acceptance and usage of Overdraft Privilege Program coupled with deposit growth in non–interest bearing checking.

Non-Interest Expense

Non-interest expense for the third quarter was $1,873, compared to $1,866 in the third quarter last year. The efficiency ratio was 69.6% for the third quarter of 2004, compared to 67.6% for the same quarter last year.

CONSUMERS BANCORP, INC.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Income Taxes

The provision for income taxes for the third quarter of 2004 decreased $13 to $220 from $233 for the same period in 2003. The effective tax rate for the three months ended March 31, 2004 was 30.5% as compared to 30.1% for the same period in 2003.

Nine months Ended March 31, 2004 and 2003

Net Income. The Corporation earned net income of $1,406 for the nine months ended March 31, 2004 compared to $1,778 for the nine months ended March 31, 2003. This decrease was primarily due a decrease in net interest income, an increase in the provision for loan losses and increases in salary and employee benefits. See discussion of non-interest expense below.

The decline in net income for the nine-month period ended March 31, 2004 was impacted by a $120 after tax charge related to the resignation of Consumers’ president. Net income was also impacted by a decline in net interest income and an increase in provision for loan loss.

Net Interest Income. Net interest income totaled $6,372 for the nine months ended March 31, 2004 compared to $6,829 for the nine months ended March 31, 2003, a decrease of $457 or 6.7%. The decline in net interest income was primarily due to the decrease in interest income on loans and accelerated prepayment speeds on mortgage-backed securities during the six-month period ended December 31, 2003.

Interest and fees on loans decreased $1,120, or 14.3%, to $6,734 for the nine months ended March 31, 2004 from $7,854 for the nine months ended March 31, 2003. The decrease in interest income was due to decreases in yield. The yield on average loans outstanding for the nine-month periods ended March 31, 2004, and 2003 was 6.92% and 8.37% respectively. Additionally, loan yields have been adversely affected by the increase in nonaccrual loans and transfers to other real estate.

Interest earned on taxable and tax-exempt securities totaled $781 for the nine-month period ended March 31, 2004 compared to $1,023 for the nine-month period ended March 31, 2003. The decrease was primarily a result of an average reduction in the securities portfolio. Interest income on federal funds sold decreased by $42 for the nine months ended March 31, 2004, due to a decrease in yield and volume.

CONSUMERS BANCORP, INC.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Average Balance Sheets and Analysis of Net Interest Income for the Nine months Ended March 31,
(In thousands except percentages)

	2004			2003
	Average		Yield/	Average		Yield/
	Balance	Interest	rate	Balance	Interest	rate
		(Dollars in thousands)
Interest-earning assets:
Taxable securities	$26,275	$677	3.43%	$29,278	$928	4.22%
Nontaxable securities (1)	3,685	159	5.74	3,012	145	6.41
Loans receivable	129,734	6,744	6.92	125,119	7,864	8.37
Federal funds sold	7,294	51	.93	8,951	93	1.38

Total interest-earning Assets	$166,988	$7,631	6.08%	$166,360	$9,030	7.23%
Noninterest-earning Assets	15,146			15,787

Total Assets	$182,134			$182,147

Interest bearing liabilities
NOW	$13,358	$37	.37%	$13,122	$114	1.15%
Savings	60,911	199	.44	58,978	455	1.03
Time deposits	46,862	870	2.47	53,599	1,428	3.55
Repurchase agreements	5,181	40	1.03	4,680	59	1.67
FHLB advances	909	40	5.91	1,806	85	6.23

Total interest bearing liabilities	127,221	1,186	1.24%	132,185	2,141	2.16%
Noninterest bearing liabilities	37,149			33,289

Total liabilities	164,370			165,474
Shareholders equity	$17,764			$16,673

Total liabilities and Shareholders equity	$182,134			$182,147

Net interest income, interest rate spread (1)		$6,445	4.76%		$6,889	5.07%
Net interest margin (net interest as a percent of average interest-earning assets (1)			5.14%			5.53%
Average interest-earning assets to interest-bearing liabilities	131.26%			125.59%

(1)	calculated on a fully taxable equivalent basis

CONSUMERS BANCORP, INC.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

(Dollars in thousands, except per share data)

Net Interest Income (continued)

Interest expense on deposits decreased $891 or 44.6% for the nine months ended March 31, 2004 compared to the nine months ended March 31, 2003. The decrease was a result of rate decreases on savings and time deposits.

Interest paid on FHLB Advances totaled $40 for the nine months ended March 31, 2004 compared to $85 for the nine months ended March 31, 2003.

Provision for Loan Losses.

The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable credit losses inherent in the Corporation’s loan portfolio, which have been incurred at each balance sheet date. The provision for loan losses increased $23 or 7.3% to $340 for the nine months ended March 31, 2004 compared to $317 in the nine months ended March 31, 2003. The increased provision for loan losses in the nine-month period was attributable to an increase in loan growth and net charge-offs. Net charge-offs were $261 or 0.27% (annualized) of average loans during the nine months ended March 31, 2004, compared to $178 or 0.28% (annualized) for the same period in 2003.

The increase in net charge-offs in 2004 compared to 2003 is primarily attributed to the consumer portfolio. Charge-offs have been made in accordance with the Corporation’s standard policy and have occurred primarily in the consumer loan and overdraft privilege program.

CONSUMERS BANCORP, INC.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

(Dollars in thousands, except per share data)

Other Income. Other income includes service charges on deposits and other miscellaneous income. Other income of $1,698 for the nine months ended March 31, 2004 represented an increase of $45, or 2.7% compared to the $1,653 of other income for the nine months ended March 31, 2003. The increases were primarily due to volume increases in overdraft and non-sufficient funds fees attributable to an Overdraft Privilege program. Increased income has also been realized from the increase in debit card interchange fees resulting from the growth of non interest checking accounts and title agency fees.

Other Expense. Other expense totaled $5,721 for the nine months ended March 31, 2004 compared to $5,608 for the nine months ended March 31, 2003, an increase of $113, or 2.0%.

Salary and benefits expense increased $122 or 4.4% for the nine-month period ended March 31, 2004 as compared to March 31, 2003. The increase was a result of a one-time pretax charge of $180 relating to the resignation of the Corporation’s president during second quarter. Occupancy expense decreased $49 for the nine-month period ended March 31, 2004, as compared to March 31, 2003. Occupancy expense is reflecting the anticipated savings derived from the closing of the downtown Lisbon office.

Income Tax Expense. The provision for income taxes totaled $603 for the nine months ended March 31, 2004 compared to $779 for the nine months ended March 31, 2003, a decrease of $176 or 22.6%. The effective tax rate was 30.0% and 30.5% for the nine month periods ended March 31, 2004 and 2003 respectively.

Financial Condition

Total assets at March 31, 2004 were $186,577 compared to $182,067 at June 30, 2003, an increase of $4,510 or 2.5%. Loan receivables increased $9,308 from $124,660 at June 30, 2003 to $133,968 at March 31, 2004. Consumer loan totals decreased for the period while residential real estate loans increased $6,164 or 10.7%, real estate construction loans increased $4,345 or 649.5%, and commercial loans increased $508 or .9%. The increase in residential real estate loans from June 2003 resulted from approximately $4 million in locally generated owner occupied 1-4 family real estate mortgages being retained for the bank’s portfolio during the quarter ended September 2003. These loans included variable rate and ten through thirty year fixed rate maturities. Available for sale securities have increased from $25,113 at June 30, 2003 to $30,317 at March 31, 2004, or 20.7%. The portfolio reflects an increase in short-maturity and current cash flowing instruments. The duration of the investment portfolio was 3.6 years at March 31, 2004 as compared to 2.1 years at June 30, 2003 and 2.2 years at March 31, 2003. Federal funds sold have decreased $6,746 resulting from a reinvestment in loans and securities.

Total shareholders equity increased $888 from June 30, 2003, to $18,156 at March 31, 2004. This increase is a combination of net income for the period, offset by cash dividends paid and an increase in value of available for sale securities.

CONSUMERS BANCORP, INC.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

(Dollars in thousands, except per share data)

Non-Performing Assets

The following table presents the aggregate amounts of non-performing assets and respective ratios on the dates indicated.

	March 31,	June 30,	March 31,
	2004	2003	2003
Non-accrual loans	$2,511	$1,050	$1,080
Loans past due over 90 days and still accruing	327	39	130

Total non-performing loans	2,838	1,089	1,210
Other real estate owned	746	35	—

Total non-performing assets	$3,584	$1,124	$1,210

Non-performing loans to total loans	2.12%	.87%	.98%
Allowance for credit losses to total non-performing loans	62.16	149.91	139.09
Loans 90 days or more past due and still accruing to total loans	.24	.03	.11

The allowance for loan losses as a percentage of non-performing loans as of March 31, 2004 decreased compared to June 30, 2003 as a result of non-performing loans increasing from $1,089 at June 30, 2003 to $2,838 at March 31, 2004 due to a continuing weaker local economy and the deterioration of a few larger loans.

March 31,
2004
Non-accrual loan breakdown by collateral
Commercial non-mortgage collateral	$30
Farmland	74
Commercial rental property	81
Commercial real estate	84
1-4 family, rental units	393
Multi-family rental units	600
1-4 family, owner occupied	1,249

Total	$2,511

Specific reserves and general reserves of $449 have been established in the analysis of the adequacy for loan loss at March 31, 2004, for non-accrual loans. Management believes that the prospects for recovery of principal and interest less identified specific reserves are good. These loans are being closely monitored by management and the Board of Directors.

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

The Corporation groups its loan portfolio into three major categories: commercial loans, real estate loans and consumer loans. Commercial loans are comprised of both variable rate notes subject to daily interest rate changes based on the prime rate, and fixed rate notes having maturities of generally not greater than five years. Commercial loans have increased recently, with outstanding balances up by $508 or .9% since June 30, 2003. The Corporation’s real estate loan portfolio consists of three basic segments: conventional mortgage loans having fixed rates and maturities not exceeding fifteen years, variable rate home equity lines of credit, and fixed rate loans having maturity or renewal dates that are less than the scheduled amortization period. Competition is very heavy in the Corporation’s market for these types of loans, both from local and national lenders. The Bank is associated with non-affiliated third parties, which allow the Bank to offer very attractive mortgage loan options to its customers.

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

Funds not allocated to the Corporation’s loan portfolio are invested in various securities having diverse maturity schedules. The majority of the Corporation’s investments are held in U.S. Treasury securities or other securities issued by U.S. Government agencies, and to a lesser extent, investments in tax free municipal bonds. Interest yields for the investment account were 3.72% and 4.44% respectively for the nine-month periods ended March 31, 2004 and March 31, 2003.

The Corporation offers several forms of deposit programs to its customers. The rates offered by the Corporation and the fees charged for them are competitive with others available currently in the market area. Short-term time deposit interest rates have decreased for this nine month period. Interest rates on demand deposits and savings deposits continue to decline and are at historical low levels.

To provide an additional source of loan funds, the Corporation has entered into an agreement with the Federal Home Loan Bank (FHLB) of Cincinnati to obtain matched funding for loans. Repayment is made over a fifteen year period. At March 31, 2004, these FHLB balances totaled $2,805 as compared with $822 at June 30, 2003. The Corporation considers this agreement with the FHLB to be a good source of liquidity funding, secondary to its deposit base.

CONSUMERS BANCORP, INC.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

(Dollars in thousands, except per share data)

Liquidity (continued)

Jumbo time deposits (those with balances of $100 thousand and over) increased from $7,650 at June 30, 2003 to $9,236 at March 31, 2004. These deposits are monitored closely by the Corporation, priced on an individual basis, and often matched with a corresponding investment instrument. The Corporation has on occasion used a fee paid broker to obtain these types of funds from outside its normal service area as another alternative for its funding needs. However, the Corporation does not rely upon these deposits, as a primary source of funding and it can foresee no dependence on these types of deposits for the near term. Although management monitors interest rates on an ongoing basis, a quarterly rate sensitivity report is used to determine the effect of interest rate changes on the financial statements. In the opinion of management, enough assets or liabilities could be repriced over the near term (up to three years) to compensate for such changes. The spread on interest rates, or the difference between the average earning assets and the average interest bearing liabilities, is monitored quarterly. It is the Corporation’s goal to maintain this spread at better than 4.0%. The spread on a taxable equivalent basis for the nine month periods ended March 31, 2004 and 2003 was 4.76% and 5.07%, respectively and for the fiscal year ended June 30, 2003 was 5.00%.

Capital Resources

The following table presents the capital ratios of Consumers Bancorp, Inc.

	March 31, 2004	June 30, 2003
Total adjusted average assets for leverage ratio	$180,877	$180,965
Risk-weighted assets and off-balance- sheet financial instruments for capital ratio	124,149	113,926
Tier I capital	16,582	15,587
Total risk-based capital	18,136	17,014
Leverage Ratio	9.2%	8.6%
Tier I capital ratio	13.4	13.7
Total capital ratio	14.6	14.9

Capital ratios applicable to Consumers National Bank at March 31, 2004 were as follows:

			Total
		Tier I	Risk-based
	Leverage	Capital	Capital
Regulatory Capital Requirements
Minimum	4.0%	4.0%	8.0%
Well-capitalized	5.0	6.0	10.0
Bank Subsidiary
Consumers National Bank	9.1	13.2	14.4

The Corporation and subsidiary Bank are subject to various regulatory capital requirements administered by federal regulatory agencies. Capital adequacy guidelines and prompt

CONSUMERS BANCORP, INC.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

(Dollars in thousands, except per share data)

Capital Resources (continued)

corrective-action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the Corporation’s financial statements. The Bank is considered well capitalized under the Federal Deposit Insurance Act at March 31, 2004. Management is not aware of any matters occurring subsequent to March 31, 2004 that would cause the Bank’s capital category to change.

Forward Looking Statements

When used in this report (including information incorporated by reference in this report), the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate”, “project,” “believe” or similar expressions are intended to identify “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements, may involve risks and uncertainties that are difficult to predict, may be beyond the Corporation’s control and could cause actual results to differ materially from those described in such statements. Any such forward-looking statements are made only as of the date of this report or the respective dates of the relevant incorporated documents, as the cause may be, and, except as required by law, the Corporation undertakes no obligation to update these forward-looking statements to reflect subsequent events or circumstances. Various factors, including regional and national economic conditions, changes in levels of market interest rates, credit risks of lending activities and competitive and regulatory factors, could affect the Corporation’s financial performance and could cause the Corporation’s actual results for future periods to differ materially from those anticipated or projected.

The risks and uncertainties identified above are not the only risks the Corporation faces. Additional risks and uncertainties not presently known to the Corporation or that the Corporation currently believes to be immaterial also may adversely affect the Corporation. Should any known or unknown risks and uncertainties develop into actual events, those developments could have material adverse effects on the Corporation’s business, financial condition and results of operations.

The Corporation is not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on its liquidity, capital resources or operations except as discussed herein. The Corporation is not aware of any current recommendations by regulatory authorities, which would have such effect if implemented.

Newly Issued Accounting Standards:

In March 2004, the Emerging Issues Task Force (EITF) arrived at a consensus regarding EITF 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. This Consensus provides additional guidance and requires additional disclosure for annual reporting periods ending after June 15, 2004 and for other reporting periods

CONSUMERS BANCORP, INC.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

(Dollars in thousands, except per share data)

Newly Issued Accounting Standards: (continued)

beginning after June 15, 2004. The Corporation currently has investments where the current market value is less than the amortized cost. As of March 31, 2004, all impairment was considered temporary. The Corporation has not yet determined if this Consensus will have an impact in its accounting for these investments in future periods.

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

In January 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities” which requires the consolidation of certain special purposes entities (SPE’s) by a Corporation if it determined to be the primary beneficiary of the SPE’s operating activities. The adoption of this interpretation did not have a material impact on the Corporation.

Critical Accounting Policies

The financial condition and results of operations for the Corporation presented in the Consolidated Financial Statements, accompanying notes to the Consolidated Financial Statements and management’s discussion and analysis of financial condition and results of operations are, to a large degree, dependent upon the Corporation’s accounting policies. The selection and application of these accounting policies involve judgments, estimates and uncertainties that are susceptible to change.

Footnote one (Allowance for Loan Losses), footnote three (Loans) and Management Discussion and Analysis of Financial Condition and Results from Operation (Critical Accounting Policies and Allowance for Estimated Losses) of the 2003 Annual Report and Form 10-K provide detail with regard to the Corporations accounting for the allowance for loan losses. There have been no significant changes in the application of accounting policies since June 30, 2003.

CONSUMERS BANCORP, INC.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Quantitative and Qualitative Disclosures about Market Risk

The Bank measures interest-rate risk from the perspectives of earnings at risk and value at risk. The primary purpose of both the loan and investment portfolios is the generation of income, but credit risk is the principal focus of risk analysis in the loan portfolio and interest-rate risk is the principal focus in the investment portfolio. Because of the greater liquidity of the investment portfolio, it is the vehicle for managing interest-rate risk in the entire balance sheet. The Bank manages its interest rate risk position using simulation analysis of net interest income and net income over a two-year period. The Bank also calculates the effect of an instantaneous change in market interest rates on the economic value of equity or net portfolio value. Once these analyses are complete, management reviews the results, with an emphasis on the income-simulation results for purposes of managing interest-rate risk. The rate sensitivity position is managed to avoid wide swings in net interest margins. Measurement and identification of current and potential interest rate risk exposures are conducted quarterly, with reporting and monitoring also occurring quarterly. The Bank applies interest rate shocks to its financial instruments up and down 50, 100, 150, and 200 basis points.

The following table presents an analysis of the potential sensitivity of the Bank’s annual net interest income and present value of the Bank’s financial instruments to a sudden and sustained increase and decrease change in market interest rates of 200 and 100 basis points:

	Maximum Change
	2004	Guidelines
One Year Net interest Income Change
+200 Basis Points	2%	(16)%
-100 Basis Points	(1)%	(16)%
Net Present Value of Equity Change
+200 Basis Points	(21)%	(20)%
-100 Basis Points	11%	(20)%

The projected volatility of net interest income to a +200 and -100 basis points change for all quarterly models during 2002 and 2003 fall within the Board of Directors guidelines for net interest income change. Net present value of equity change “value at risk” is monitored by Management and the impact of it being outside of policy has been addressed by offering increased rates on time deposit terms of 20 and 48 months to entice consumers outside of 3 and 6 month terms. Since March 31, 2004 in an effort to reduce the variance impact, home equity line loans have been promoted, which are variable with prime, and small business loan repricing terms have been decreased from five to three years.

CONSUMERS BANCORP, INC.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Item 4 – Controls and Procedures

As of March 31, 2004, an evaluation was carried out under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2004, the Corporation’s disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by Consumers Bancorp, Inc. in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, our Chief Executive Officer and Chief Financial officer have concluded that there are no significant changes in the Corporation’s internal controls or in other factors that could significantly affect its internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

B.	Reports on Form 8-K – Consumers Bancorp Inc. filed a Report on Form 8-K on February 16, 2004 reporting the Corporation’s second quarter and six month fiscal earnings.

Consumers Bancorp, Inc.
10-Q
CONSUMERS BANCORP, INC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSUMERS BANCORP, INC. (Registrant)

/s/ Steven L. Muckley
Date: May 14, 2004
Steven L. Muckley
President & Chief Executive Officer

/s/ Paula J. Meiler
Date: May 14, 2004
Paula J. Meiler
Chief Financial Officer