Form 10-K
period 2004-06-30
CONSUMERS BANCORP INC /OH/
filed 2004-09-27
CIK 1006830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2004

OR

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

Common Shares, no par
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☒

Based on the closing sales price on December 31, 2003 the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $ 31,982,072.

The number of shares outstanding of the Registrant’s common stock, without par value was 2,146,281 at September 23, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Listed hereunder are the documents, portions of which are incorporated by reference, and the Parts of this Form 10-K into which such portions are incorporated:

(1)	Consumers Bancorp, Inc. Annual Report to shareholders for the fiscal year ended June 30, 2004, portions of which are incorporated by reference into parts I, II, and IV of this Form 10-K; and,

(2)	Consumers Bancorp, Inc. Proxy Statement dated September 10, 2004, portions of which are incorporated by reference into Parts III and IV of this Form 10-K.

FORWARD LOOKING STATEMENTS

All statements set forth in this report or future filings by the Corporation with the Securities and Exchange Commission, or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, that are not historical in nature, including statements as to the Corporation’s expectations, beliefs and strategies regarding the future, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may involve risks and uncertainties that are difficult to predict, may be beyond the Corporation’s control and could cause actual results to differ materially from those described in such statements. Although the Corporation believes that the expectations reflected in such forward-looking statements are reasonable, the Corporation can give no assurance that such expectations will prove to be correct. The forward-looking statements included in this discussion speak only as of the date of this Annual Report, and, except as required by law, the Corporation undertakes no obligation to update these forward-looking statements to reflect subsequent events or circumstances. Important factors that could cause actual results to differ materially from those suggested by these forward-looking statements and that could adversely affect the Corporation’s performance include, but are not limited to: regional and national economic conditions, changes in levels of market interest rates, credit risks of lending activities and competitive and regulatory factors.

The risks and uncertainties identified above are not the only risks the Corporation faces. Additional risks and uncertainties not presently known to the Corporation or that are currently believed to be immaterial also may adversely affect the Corporation. Should any known or unknown risks and uncertainties develop into actual events, these developments could have material adverse effects on the Corporation’s business, financial condition and results of operations.

PART I

ITEM 1 — BUSINESS

Business

Consumers Bancorp, Inc. (the “Corporation”), is a bank holding company under the Bank Holding Company Act of 1956, as amended and is a registered bank holding company, incorporated under the laws of the State of Ohio. The Corporation owns all of the issued and outstanding capital stock of Consumers National Bank (the “Bank”), a bank chartered under the laws of the United States. On February 28, 1995, the Corporation acquired all of the common stock issued by the Bank. The Corporation’s activities have been limited primarily to holding the common stock of the Bank.

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

Privacy Provisions of Gramm-Leach-Bliley Act: The Gramm-Leach-Bliley Act of 2000 contains extensive provisions on a customer’s right to privacy of non-public personal information. Under these provisions, a financial institution must provide to its customers the institution’s policies and procedures regarding the handling of customers’ non-public personal information. Except in certain cases, an institution may not provide personal information to unaffiliated third parties unless the institution discloses that such information may be disclosed and the customer is given the opportunity to opt out of such disclosure. The Corporation and the Bank are also subject to certain state laws that deal with the use and distribution of non-public personal information.

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

Sarbanes-Oxley Act: On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002, which created important new requirements for public companies in the area of financial disclosure and corporate governance. In accordance with section 302(a) of the Sarbanes-Oxley Act, written certifications by the Corporation’s Chief Executive Officer and Chief Financial Officer are required. These certifications attest that the Corporation’s quarterly and annual reports filed with the SEC do not contain any untrue statement of a material fact or omit to state a material fact. See Item 9A “Controls and Procedures” for the Corporation’s evaluation of its disclosure controls and procedures.

Regulation of the Bank:

OCC & FDIC Regulation: As a national bank, Consumers National Bank is subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (the “OCC”). It is also subject to regulation, supervision and examination by the Federal Deposit Insurance Corporation (the “FDIC”).

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

The FDIC is an independent federal agency, which insures the deposits of federally insured banks and savings associations up to certain prescribed limits and safeguards the safety and soundness of financial institutions. The deposits of the Bank are subject to the deposit insurance assessments of the Bank Insurance Fund of the FDIC. Under the FDIC’s deposit insurance assessment system, the assessment rate for any insured institutions varies according to regulatory capital levels of the institution and other factors such as supervisory evaluations.

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

Capital Guidelines: The Federal Reserve Board has adopted risk-based capital guidelines to evaluate the adequacy of capital of bank holding companies and state member banks. The guidelines involve a process of assigning various risk weights to different classes of assets, then evaluating the sum of the risk-weighted balance sheet structure against the holding company’s capital base. Failure to meet capital guidelines could subject a banking institution to various penalties, including termination of FDIC deposit insurance. The Bank had risk-based capital ratios above minimum requirements at June 30, 2004.

Community Reinvestment Act: The Community Reinvestment Act requires depository institutions to assist in meeting the credit needs of their market areas, including low and moderate-income areas, consistent with safe and sound banking practices. Under this Act, each institution is required to adopt a statement for each of its marketing areas describing the depository institution’s efforts to assist in its community’s credit needs. Depository institutions are periodically examined for compliance and assigned ratings. Banking regulators consider these ratings when considering approval of a proposed transaction by an institution.

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

Future Regulatory Uncertainty:

Various legislation, including proposals to change substantially the financial institution regulatory system and to expand or contract the powers of banking institutions and bank holding companies, is from time to time introduced in Congress. This legislation may change banking statutes and the operating environment of the Corporation and its subsidiaries in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions and other financial institutions. The Corporation cannot predict whether any of this potential legislation will be enacted, and if enacted, the effect that it, or any implemented regulations, would have on the financial condition or results of operations of the Corporation or its subsidiaries.

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

Employees

As of June 30, 2004, the Bank employed 97 full-time and 21 part-time employees.

Statistical Disclosure

The following section contains certain financial disclosures related to the Corporation as required under the Securities and Exchange Commission’s Industry Guide 3, “Statistical Disclosures by Bank Holding Companies”, or a specific reference as to the location of the required disclosures in the Registrant’s 2004 Annual Report to Shareholders, portions of which are incorporated in this 10-K by reference.

I.	DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

Information for Average Balances and Net Interest Margin appears in Consumers Bancorp, Inc.’s 2004 Annual Report to Shareholders (Exhibit 13, page 27) and is incorporated herein by reference.

The following table presents the changes in the Corporation’s interest income and interest expense resulting from changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities. Changes attributable to both rate and volume that cannot be segregated have been allocated in proportion to the changes due to rate and volume.

INTEREST RATES AND INTEREST DIFFERENTIAL

	2004 Compared to 2003			2003 Compared to 2002
	Increase / (Decrease)			Increase / (Decrease)
	(In thousands)
		Change	Change		Change	Change
	Total	due to	due to	Total	due to	due to
	Change	Volume	Rate	Change	Volume	Rate
Securities
Taxable	$(185)	$(36)	$(149)	$(62)	$232	$(294)
Nontaxable (1)	26	49	(23)	5	26	(21)
Loans receivable (2)	(1,303)	532	(1,835)	(1,893)	(694)	(1,199)
Federal funds sold	(81)	(55)	(26)	(44)	40	(84)

Total interest income	(1,543)	490	(2,033)	(1,994)	(396)	(1,598)

Deposits
NOW accounts	(59)	8	(67)	(53)	9	(62)
Savings deposits	(290)	16	(306)	(365)	59	(424)
Time deposits	(739)	(229)	(510)	(1,139)	(499)	(640)
Repurchase agreements	(9)	9	(18)	(4)	41	(45)
FHLB advances	(25)	(11)	(14)	(41)	(40)	(1)
Other	(5)	(5)	—	5	5	—

Total interest expense	(1,127)	(212)	(915)	(1,597)	(425)	(1,172)

Net interest income	$(416)	$702	$(1,118)	$(397)	$29	$(426)

(1)	Nontaxable income is adjusted to a fully tax equivalent basis utilizing a 34% tax rate.

(2)	Nonaccrual loan balances are included for purposes of computing the rate and volume effects although interest on these balances has been excluded.

II.	INVESTMENT PORTFOLIO

The following table sets forth certain information regarding the amortized cost and fair value of the Corporation’s securities at the dates indicated.

			At June 30,
	2004		2003		2002
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value	Cost	Value
U.S. Treasury and Federal agencies	$6,772	$6,694	$6,328	$6,439	$11,067	$11,167
Obligations of State and Political subdivisions	3,655	3,680	3,143	3,303	3,040	3,104
Mortgage-backed securities	19,738	19,422	14,062	14,238	18,481	18,806
Equity securities	1,164	1,210	1,130	1,133	1,042	1,045

Total securities	$31,329	$31,006	$24,663	$25,113	$33,630	$34,122

     The following tables summarize the amounts and distribution of the Corporation’s securities held and the weighted average yields as of June 30, 2004:

	Amortized	Fair	Average
(Dollars in thousands)	Cost	Value	Yield / Cost
AVAILABLE FOR SALE
U.S. Treasury and Federal Agencies:
3 months or less	$501	$502	4.00%
Over 3 months through 1 year	1,771	1,791	3.58
Over 1 year through 5 years	4,500	4.401	3.10
Over 5 years	—	—

Total U.S. Treasury and Federal Agencies	6,772	6,694	3.29

Obligations of State and Political subdivisions:
3 months or less	—	—
Over 3 months through 1 year	155	157	6.05
Over 1 year through 5 years	1,849	1,893	6.19
Over 5 years through 10 years	1,245	1,240	5.14
Over 10 years	406	390	5.48

Total Obligations of State and Political subdivisions	3,655	3,680	5.75

Mortgage-Backed:
3 months or less	—	—
Over 3 months through 1 year	801	817	3.57
Over 1 year through 5 years	15,684	15,432	3.89
Over 5 years through 10 years	3,215	3,135	4.53
Over 10 years	38	38	3.42

Total Mortgage-Backed	19,738	19,422	3.98

Equity securities	1,164	1,210	3.82

Total securities	$31,329	$31,006	4.03%

The weighted average interest rates are based on coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount. The weighted average yield on tax-exempt obligations has been determined on a tax equivalent basis. Equity securities consist primarily of Federal Home Loan Bank and Bankers Bancshares, Inc. stock that bear no stated maturities and do not reflect principal prepayment assumptions. Average yields are based on amortized cost balances.

Excluding those holdings of the investment portfolio in U.S. Treasury securities and other agencies and corporations of the U.S. government, there were no investments in securities of any one issuer that exceeded 10% of the consolidated shareholders’ equity of the Registrant at June 30, 2004.

III.	LOAN PORTFOLIO

A.	Types of Loans – Total loans on the balance sheet are comprised of the following classifications at June 30,

(Dollars in thousands)	2004	2003	2002	2001	2000
Real Estate
Real estate – mortgage	$65,312	$57,497	$56,716	$58,103	$43,769
Real estate – construction	3,945	669	2,107	3,214	878
Commercial, financial and agricultural	64,546	58,484	53,535	53,187	54,542
Installment loans to individuals	6,596	8,240	13,029	18,574	18,810

Total Loans	$140,399	$124,890	$125,387	$133,078	$117,999

B.	Maturities and Sensitivities of Loans to Changes in Interest Rates – The following is a schedule of contractual maturities and repayments of real estate construction, commercial, financial and agricultural loans, as of June 30, 2004:

(Dollars in thousands)
Due in one year or less	$20,315
Due after one year but within five years	41,296
Due after five years	6,880

Total	$68,491

The following is a schedule of fixed and variable rate real estate construction, commercial, financial and agricultural loans due after one year (variable rate loans are those loans with floating or adjustable interest rates) as of June 30, 2004:

	Fixed	Variable
(Dollars in thousands)	Interest Rates	Interest Rates
Total real estate construction, commercial, financial and agricultural loans due after one year	$8,488	$39,688

C.	Risk Elements

Nonaccrual, Past Due, Restructured and Impaired Loans – The following schedule summarizes nonaccrual, past due, restructured and impaired loans for the years ended June 30:

(Dollars in thousands)	2004	2003	2002	2001	2000
Nonaccrual loans	$2,092	$1,050	$829	$267	$53
Accrual loans past due 90 days	178	39	552	73	233
Restructured loans	—	—	—	—	—

Total	$2,270	$1,089	$1,381	$340	$286

Impaired loans (included in nonaccrual loans above)	797	505	456	—	—

Potential Problem Loans – There were no loans not otherwise identified which are included on management’s watch list. Management’s watch list includes both loans which management has some doubt as to the borrowers’ ability to comply with the present repayment terms and loans which management is actively monitoring due to changes in the borrowers financial condition. These loans and their potential loss exposure have been considered in management’s analysis of the adequacy of the allowance for loan losses.

Foreign Outstandings – There were no foreign outstandings during the periods presented.

There are no concentrations of loans greater than 10% of total loans, which are not otherwise disclosed as a category of loans.

Other Interest Bearing Assets – As of June 30, 2004, there are no other interest bearing assets that would be required to be disclosed under Item III C.1 or 2 if such assets were loans. The Corporation had $585 and $35 in Other Real Estate Owned as of June 30, 2004 and June 30, 2003, respectively.

IV.	SUMMARY OF LOAN LOSS EXPERIENCE

The following schedule presents an analysis of the allowance for loan losses, average loan data, and related ratios for the years ended June 30,

(Dollars in thousands)	2004	2003	2002	2001	2000
Allowance for loan losses at beginning of year	$1,685	$1,668	$1,552	$1,413	$1,193
Loans charged off:
Real estate mortgage	84	56	174	73	—
Real estate construction	—	—	4	—	—
Commercial, financial and agricultural	86	32	17	79	34
Installment loans to individuals	283	515	740	493	285

Total charge offs	453	603	935	645	319
Recoveries:
Real estate mortgage	17	29	4	—	—
Real estate construction	—	—	—	—	—
Commercial, financial and agricultural	7	16	—	38	40
Installment loans to individuals	116	161	130	83	52

Total recoveries	140	206	134	121	92

Net charge offs	313	397	801	524	227
Provision for loan losses charged to operations	381	414	917	663	447

Allowance for loan losses at end of year	$1,753	$1,685	$1,668	$1,552	$1,413

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

The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios:

	Allocation of the Allowance for Loan Losses
		Percentage		Percentage
		Of Loans		Of Loans
		In Each		In Each
	Allowance	Category To	Allowance	Category To
	Amount	Total Loans	Amount	Total Loans
(Dollars in thousands)	June 30, 2004
Commercial, financial and agricultural	$639	46.0%
Installment loans to individuals	272	4.7
Real estate	676	49.3
Unallocated	166	—

Total	$1,753	100.0%

	June 30, 2003		June 30, 2002
Commercial, financial and agricultural	$681	46.8%	$680	42.7%
Installment loans to individuals	596	6.6	581	10.4
Real estate	302	46.6	241	46.9
Unallocated	106	—	166	—

Total	$1,685	100.0%	$1,668	100.0%

	June 30, 2001		June 30, 2000
Commercial, financial and agricultural	$662	40.0%	$650	46.3%
Installment loans to individuals	437	14.0	296	15.9
Real estate	287	46.0	226	37.8
Unallocated	166	—	241	—

Total	$1,552	100.0%	$1,413	100.0%

While management’s periodic analysis of the adequacy of the allowance for loan loss may allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-offs that occur.

V.	DEPOSITS

The following is a schedule of average deposit amounts and average rates paid on each category for the periods included:

	Years Ended June 30,
	2004		2003		2002
	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest bearing demand deposit	$36,103	—	$31,770	—	$28,322	—
Interest bearing demand deposit	14,059	.49%	13,202	.97%	12,593	1.44%
Savings	61,004	.42	59,282	.92	55,692	1.64
Certificates and other time deposits	46,375	2.36	53,019	3.45	63,729	4.66

Total	$157,541	.90%	$157,273	1.59%	$160,366	2.53%

The following table summarizes time deposits issued in amounts of $100,000 or more as of June 30, 2004 by time remaining until maturity:

(Dollars in thousands)
Maturing in:
Under 3 months	$568
Over 3 to 6 months	109
Over 6 to 12 months	1,326
Over 12 months	5,304

Total	$7,307

VI.	Return on Equity and Assets

	June 30, 2004	June 30, 2003	June 30, 2002
Return on Average Assets	1.13%	1.21%	1.22%
Return on Average Equity	11.65	13.11	14.85
Dividend Payout Ratio	35.05	33.11	30.77
Average Equity to Average Assets	9.74	9.23	8.24

ITEM 2 — PROPERTIES

The Bank owns and maintains the premises in which seven of the nine banking facilities are located, and leases offices in Carrollton and Alliance. The location of each of the offices is as follows:

Minerva Office:	614 E. Lincoln Way, P.O. Box 256, Minerva, Ohio, 44657
Salem Office:	141 S. Ellsworth Ave., P.O. Box 798, Salem, Ohio, 44460
Waynesburg Office:	8607 Waynesburg Dr. SE, P.O. Box 746, Waynesburg, Ohio, 44423
Hanoverton Office:	30034 Canal St., P.O. Box 178, Hanoverton, Ohio, 44423
Carrollton Office:	1017 Canton Rd. NW, P.O. Box 8, Carrollton, Ohio, 44615
Alliance Office:	610 West State St., Alliance, Ohio, 44601
East Canton Office:	440 W. Noble, East Canton, Ohio, 44730
Lisbon Office:	7895 Dickey Dr., Lisbon, Ohio 44432
Louisville Office:	1111 N. Chapel St., Louisville, Ohio 44641

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

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Nothing to be reported.

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The information required by this section appears under the caption “Market Price of the Corporation’s Common Shares & Related Shareholder Matters” located on Page 4 of the 2004 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 6 — SELECTED FINANCIAL DATA

The information required by this section appears under the caption “Five-Year Selected Data” located on Page 2 of the 2004 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” appears on pages 26 through 33 of the 2004 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this section appears under the caption “Quantitative and Qualitative Disclosures about Market Risk” located on page 32 of the 2004 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Registrant’s Report of Independent Registered Public Accounting Firm and Consolidated Financial Statements and accompanying notes are listed below and are incorporated herein by reference to Consumers Bancorp, Inc.’s 2004 Annual Report to Shareholders (Exhibit 13, pages 5 through 25).

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets
June 30, 2004 and 2003

Consolidated Statements of Income
For the years ended June 30, 2004, 2003 and 2002

Consolidated Statement of Changes in Shareholders’ Equity
For the years ended June 30, 2004, 2003 and 2002

Consolidated Statements of Cash Flows
For the years ended June 30, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No such items.

ITEM 9A — CONTROLS AND PROCEDURES

The management of the Corporation is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934. As of June 30, 2004, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure and controls procedures. Based on that evaluation, management concluded that the Corporation’s disclosure controls and procedures as of June 30, 2004 were effective in ensuring that information required to be disclosed in this Annual Report on Form 10-K were recorded, processed, summarized and reported within the time period required by the United States Securities and Exchange Commission’s rules and forms.

Management’s responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with accounting policies generally accepted in the United States of America. Management believes that, as of June 30, 2004, its system of internal control over financial reporting met those criteria. There have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2004.

PART III

ITEM 10 — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item as to the Corporation’s directors and executive officers is set forth in the Corporation’s Proxy Statement dated September 10, 2004 under the captions “Election of Directors” on page 3, “Directors and Executive Officers” on pages 4 and 5, “The Board of Directors and its Committees” on pages 6 and 7, “Section 16(a) Beneficial Ownership Reporting Compliance” on page 14, and “Certain Transactions and Relationships and Legal Proceedings” on page 14, and is incorporated herein by reference.

In accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K, the Corporation has adopted a Code of Ethics, which applies to all employees, officers and Directors of the Corporation. A copy of the Code of Ethics is attached as an exhibit to this report.

ITEM 11 — EXECUTIVE COMPENSATION

The information required by this item is set forth in the Corporation’s Proxy Statement dated September 10, 2004 under the captions “Compensation of Directors” on page 7, “Executive Compensation” on page 10, “Defined Contribution Plan” on page 11, “Salary Continuation Program” on page 11, “Compensation Committee Report on Compensation” on page 12, and “Executive & Compensation Committees Interlocks and Insider Participation” on page 13, and is incorporated herein by reference.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is set forth in the Corporation’s Proxy Statement dated September 10, 2004 under the caption “Security Ownership of Certain Beneficial Owners and Management” on pages 8 and 9, and is incorporated herein by reference.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is set forth in the Corporation’s Proxy Statement dated September 10, 2004 under the caption “Certain Transactions and Relationships and Legal Proceedings” on page 14, and is incorporated herein by reference.

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth in the Corporation’s Proxy Statement dated September 10, 2004 under the caption “Auditor’s Fees” on page 15, and is incorporated herein by reference.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	1. FINANCIAL STATEMENTS

The following consolidated financial statements, notes thereto, and the report of independent registered public accounting firm are included in the 2004 Annual Report to Shareholders on page 5 through 25, and are incorporated by reference in item 8 of this Report.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets
June 30, 2004 and 2003

Consolidated Statements of Income
For the years ended June 30, 2004, 2003 and 2002

Consolidated Statement of Changes in Shareholders’ Equity
For the years ended June 30, 2004, 2003 and 2002

Consolidated Statements of Cash Flows
For the years ended June 30, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

(a)	2. FINANCIAL STATEMENT SCHEDULES

Not applicable

(a)	3. EXHIBITS

Exhibit Number	Description of Document
3.1	Amended and Restated Articles of Incorporation of the Corporation. Reference is made to Exhibit A to the Definitive Proxy Statement of the Corporation filed September 28, 2001, which exhibit is incorporated herein by reference.

3.2	Amended and Restated Code of Regulations of the Corporation. Reference is made to Exhibit A to the Definitive Proxy Statement of the Corporation filed September 9, 2002, which is incorporated herein by reference.

4	Form of Shares Certificate of Common Shares. Reference is made to Form 10-KSB of the Corporation filed September 26, 2002, which is incorporated herein by reference.

11	Computation of Earnings per Share. Reference is made to the Corporation’s 2004 Annual Report to Shareholders Note 1, page 12, which is incorporated herein by reference.

13	Annual Report to Shareholders for the fiscal year ended June 30, 2004. Filed with this Annual Report on Form 10-K

14	Consumers Bancorp, Inc. Code of Ethics

21	Subsidiaries of Consumers Bancorp, Inc. filed with this Annual Report on Form 10-K.

31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	REPORTS ON FORM 8-K

Consumers Bancorp, Inc. filed reports on Form 8-K during the quarter ended June 30, 2004 as follows:

(1)	A Form 8-K was filed April 19, 2004 reporting third quarter and fiscal year-to-date earnings and financial highlights.

(2)	A Form 8-K was filed June 4, 2004 reporting a series of management changes at Consumers Bancorp, Inc.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSUMERS BANCORP, INC.
September 27, 2004	By:	/s/ Steven L. Muckley

Date		Chief Executive Officer and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of registrant and in the capacities indicated on September 24, 2004.

Signatures	Signatures
/s/ Laurie L. McClellan	/s/Steven L. Muckley

Laurie L. McClellan	Steven L. Muckley
Chairman of the Board of Directors	Chief Executive Officer, Chief Financial Officer and Director

/s/John P. Furey	/s/ John V. Hanna

John P. Furey	John V. Hanna
Director	Director

/s/ David W. Johnson	/s/ James R. Kiko, Sr.

David W. Johnson	James R. Kiko, Sr.
Director	Director

/s/ Thomas M. Kishman	/s/ John E. Tonti

Thomas M. Kishman	John E. Tonti
Director	Director

/s/ Homer R. Unkefer	/s/ Walter J. Young

Homer R. Unkefer	Walter J. Young
Director	Director

Consumers Bancorp, Inc.

Index to Exhibits

Exhibit Number	Description of Document
3.1	Amended and Restated Articles of Incorporation of the Corporation. Reference is made to Exhibit A to the Definitive Proxy Statement of the Corporation filed September 28, 2001, which exhibit is incorporated herein by reference.

3.2	Amended and Restated Code of Regulations of the Corporation. Reference is made to Exhibit A to the Definitive Proxy Statement of the Corporation filed September 9, 2002, which exhibit is incorporated herein by reference.

4	Form of Shares Certificate of Common Shares. Reference is made to Form 10-KSB of the Corporation filed September 26, 2002, which is incorporated herein by reference.

11	Computation of Earnings per Share. Reference is made to the Corporation’s 2004 Annual Report to Shareholders Note 1, page 12, which is incorporated herein by reference.
13	Annual Report to Shareholders for the fiscal year ended June 30, 2004. Filed with this Annual Report on Form 10-K.

14	Consumers Bancorp, Inc. Code of Ethics.

21	Subsidiaries of Consumers Bancorp, Inc. Filed with this Annual Report on Form 10-K.

31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.