Form 10-Q
period 2004-09-30
CONSUMERS BANCORP INC /OH/
filed 2004-11-15
CIK 1006830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004.

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐      No ☒

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value	Outstanding at November 10, 2004 2,146,281 Common Shares

CONSUMERS BANCORP, INC.

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2004

CONSUMERS BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share data)

	Unaudited
	September 30, 2004	June 30, 2004
ASSETS
Cash and cash equivalents	$7,405	$5,229
Federal funds sold	—	210
Securities, available for sale	29,932	31,006
Total loans	143,513	140,145
Less allowance for loan loss	(1,753)	(1,753)

Net Loans	141,760	138,392

Cash surrender value of life insurance	3,887	3,842
Premises and equipment, net	4,492	4,621
Intangible assets	1,176	1,216
Accrued interest receivable and other assets	1,595	1,721

Total assets	$190,247	$186,237

LIABILITIES
Deposits
Non-interest bearing demand	$37,330	$36,398
Interest bearing demand	13,834	15,869
Savings	59,701	60,878
Time	44,979	41,623

Total deposits	155,844	154,768

Federal Funds Purchased	2,610	—
Securities sold under agreements to repurchase	5,764	5,456
Federal Home Loan Bank advances	5,766	6,757
Accrued interest and other liabilities	1,325	1,146

Total liabilities	171,309	168,127
SHAREHOLDERS’EQUITY
Common stock (no par value, 2,500,000 shares authorized; 2,160,000 issued)	4,869	4,869
Retained earnings	14,139	13,658
Treasury stock, at cost (13,719 shares at September 30, 2004 and June 30, 2004)	(204)	(204)
Accumulated other comprehensive income (loss)	134	(213)

Total shareholders’ equity	18,938	18,110

Total liabilities and shareholders’ equity	$190,247	$186,237

See accompanying notes to consolidated financial statements

CONSUMERS BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months ended
	September 30,
	2004	2003
Interest income
Loans, including fees	$2,344	$2,311
Securities	257	165
Taxable	257	165
Tax-exempt	36	34
Federal funds sold	1	34

Total interest income	2,638	2,544
Interest expense	301	454
Deposits	301	454
Federal Home Loan Bank advances	29	9

Other	17	17

Total interest expense	347	480

Net interest income	2,291	2,064
Provision for loan losses	14	66

Net interest income after
Provision for loan losses	2,277	1,998
Other income
Service charges on deposit accounts	419	401
Other	182	213

Total other income	601	614
Other expenses Salaries and employee benefits	925	934
Occupancy	279	301
Directors’ fees	31	37
Professional fees	135	80
Franchise taxes	54	54
Printing and supplies	40	38
Telephone	49	50
Amortization of intangible	41	40
Other	361	316

Total other expenses	1,915	1,850

Income before income taxes	963	762
Income tax expense	289	237

Net Income	$674	$525

Basic earnings per share	$.31	$.24

See accompanying notes to consolidated financial statements

CONSUMERS BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY
(Unaudited)

(Dollars in thousands, except per share data)

	Three Months ended
	September 30,
	2004	2003
Balance at beginning of period	$18,110	$17,268
Comprehensive income
Net Income	674	525
Other comprehensive income (loss)	347	(79)

Total comprehensive income	1,021	446
Common cash dividends	(193)	(172)

Balance at the end of the period	$18,938	$17,542

Common cash dividends per share	$.09	$.08

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Dollars in thousands)

	Three Months Ended
	September 30,
	2004	2003
Cash flows from operating activities
Net income	$674	$525
Adjustments to reconcile net income to net cash from operating activities	376	(25)

Net cash from operating activities	1,050	500

Cash flow from investing activities
Securities available for sale
Purchases	(163)	(9,092)
Maturities and principal pay downs	1,733	5,745
Net decrease in federal funds sold	210	4,259
Net (increase) decrease in loans	(3,438)	(3,621)
Acquisition of premises and equipment	(26)	(11)
Sale of other real estate	—	36

Net cash from investing activities	(1,684)	(2,684)
Cash flow from financing activities
Net increase (decrease) in deposit accounts	1,076	(123)
Net increase (decrease) in federal funds purchased	2,610	—
Net increase (decrease) in repurchase agreements	308	259
Repayments of FHLB advances	(991)	(22)
Dividends paid	(193)	(172)

Net cash from financing activities	2,810	(58)

Increase (Decrease) in cash or cash equivalents	2,176	(2,242)
Cash and cash equivalents, beginning of year	5,229	8,465

Cash and cash equivalents, end of period	$7,405	$6,223

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited)

(Dollars in thousands, except per share amounts)

Note 1 — Summary of Significant Accounting Policies:

The consolidated financial statements include the accounts of Consumers Bancorp, Inc. (the “Corporation”) and its wholly owned subsidiary, Consumers National Bank (the “Bank”). The Bank has a title company subsidiary, Community Title Agency, Inc. All significant intercompany transactions have been eliminated in the consolidation.

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated balance sheets of the Corporation at September 30, 2004, and its income and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances. The Annual Report for the Corporation for the year ended June 30, 2004, contains consolidated financial statements and related notes that should be read in conjunction with the accompanying consolidated financial statements.

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

Cash Reserves: Consumers National Bank is required by the Federal Reserve Bank to maintain reserves consisting of cash on hand and noninterest-bearing balances on deposit with the Federal Reserve Bank. The required reserve balance at September 30, 2004 was $1,634 and at June 30, 2004 was $1,931.

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

CONSUMERS BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)(continued)

(Dollars in thousands, except per share amounts)

Note 1- continued

Cash Surrender Value of Life Insurance: The Bank has purchased single-premium life insurance policies to insure the lives of the participants in the salary continuation plan. As of September 30, 2004, the Bank has policies with a total death benefit of $9,640 and a cash surrender value of $3,837. As of June 30, 2004, the Bank had total policies with a total death benefit of $9,705 and a cash surrender value of $3,842. The amount included in income (net of policy commissions and mortality costs) was approximately, $45 and $42 for the three month periods ended September 30, 2004 and 2003.

Premises and Equipment: Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed over the assets’ useful lives on an accelerated basis, except for buildings for which the straight-line basis is used.

Intangible Assets: Purchased intangible, core deposit value, is recorded at cost and amortized over the estimated life. Core deposit value amortization is straight-line over 12 years, which does not result in a material departure from GAAP. Intangibles are assessed for impairment and written down as necessary.

Other Real Estate Owned: Real estate properties, other than Corporation premises, acquired through, or in lieu of, loan foreclosure are initially recorded at fair value at the date of acquisition. Any reduction to fair value from the carrying value of the related loan at the time of acquisition is accounted for as a loan loss. After acquisition, a valuation allowance reduces the reported amount to the lower of the initial amount or fair value less costs to sell. Expenses, gains and losses on disposition, and changes in the valuation allowance are reported in other expenses. Properties held as other real estate owned were $500 at September 30, 2004 and $585 at June 30, 2004.

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

CONSUMERS BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)(continued)

(Dollars in thousands, except per share amounts)

Note 1- continued

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are such matters that will have a material effect on the financial statements at the present time.

Earnings and Dividends Declared per Share: Earnings per common share are computed based on the weighted average common shares outstanding. The number of outstanding shares used was 2,146,281 for the quarters ended September 30, 2004 and 2003. The Corporation’s capital structure contains no dilutive securities.

Statement of Cash Flows: For purpose of reporting cash flows, cash and cash equivalents include the Corporation’s cash on hand and due from banks. The Corporation reports net cash flows for customer loan, deposit and repurchase agreement transactions. For the three months ended September 30, 2004 and 2003, the Corporation paid $318 and $537 in interest and $75 and $15 in income taxes.

     Note 2 — Securities

	Fair	Gross Unrealized	Gross Unrealized
September 30, 2004	Value	Gains	Losses
Securities available for sale:
U.S. Treasury and Federal agencies	$6,281	$32	$(16)
Obligations of states and political subdivisions	3,928	115	—
Mortgage-backed securities	18,521	107	(73)
Equity securities	1,202	38	—

Total Securities	$29,932	$292	$(89)

	Fair	Gross Unrealized	Gross Unrealized
June 30, 2004	Value	Gains	Losses
Securities available for sale:
U.S. Treasury and Federal agencies	$6,694	$21	$(99)
Obligations of states and political subdivisions	3,680	61	(36)
Mortgage-backed securities	19,422	92	(408)
Equity securities	1,210	46

Total Securities	$31,006	$220	$(543)

CONSUMERS BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)(continued)

(Dollars in thousands, except per share amounts)

Note 2 — Securities available for sale -continued

There were no sales or transfer of securities classified as available for sale for the three month periods ended September 30, 2004 and 2003.

The estimated fair value of debt securities at September 30, 2004, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Estimated Fair
Value
Due in one year or less	$1,931
Due after one year through five years	6,425
Due after five years through ten years	1,280
Due after ten years	573

Total	10,209
Mortgage-backed securities	18,521
Other securities	1,202

Total	$29,932

At September 30, 2004, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies and corporations, with an aggregate book value, which exceeds 10% of shareholders’ equity. Unrealized losses on securities that have been in a continuous loss position for 12 months or more are insignificant at September 30, 2004.

Note 3 — Loans

Major classification of loans are as follows:

	September 30, 2004	June 30, 2004
Real estate — residential mortgage	$63,873	$65,312
Real estate — construction	3,991	3,945
Commercial, financial and agriculture	69,415	64,546
Consumer	6,492	6,596

	143,771	140,399
Deferred loan fees and costs	(258)	(254)
Allowance for loan losses	(1,753)	(1,753)

	$141,760	$138,392

CONSUMERS BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)(continued)

(Dollars in thousands)

Note 3 — Loans (continued)

	September 30
	2004	2003
Loans past due over 90 days and still accruing	$312	$1,657
Loans on non-accrual	1,879	1,260
Impaired loans included in non-accrual loans	656	527
Amount of Allowance allocated	377	134

Note 4 — Allowance for Loan Losses

A summary of activity in the allowance for loan losses for the nine months ended September 30, 2004, and 2003, are as follows:

	Nine months ending September 30,
	2004	2003
Beginning of period	$1,753	$1,685
Provision	14	66
Charge-offs	(36)	(100)
Recoveries	22	20

Balance at March 31,	$1,753	$1,671

CONSUMERS BANCORP, INC.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

(Dollars in thousands, except per share data)

General

The following is management’s analysis of the Corporation’s results of operations as of and for the three month period ended September 30, 2004, compared to the same period in 2003, and the consolidated balance sheets at September 30, 2004 compared to June 30, 2004. This discussion is designed to provide a more comprehensive review of the operating results and financial condition than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

Results of Operations
Three Months Ended September 30, 2004 and 2003

Net Income

Net income was $674 for the first fiscal quarter of 2005, an increase of $149 compared to the first quarter of 2004 net income of $525. Earnings per common share for the first fiscal quarter of 2005 were $0.31 as compared to $0.24 for the first fiscal quarter of 2004.

     Return on average equity (ROE) and return on average assets (ROA) were 14.42% and 1.42%, respectively, for the first fiscal quarter of 2005 compared to 12.09% and 1.13%, respectively, for the first fiscal quarter of 2004.

     The increase in net income for the three month period ended September 30, 2004 resulted from an increase in net interest income and a decline in other income, and a decrease in the provision for loan losses during the current quarter. This increase was partially offset by increases in other operating expenses and income tax expense.

Net Interest Income

     Net interest income for the three months ended September 30, 2004 was $2,291, an increase of $227 or 11.0% from $2,064 in the first fiscal quarter of 2004. This increase was primarily attributable to higher fees earned from deposit accounts. Net interest income, the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of the Corporation’s earnings. Net interest income is affected by changes in the volumes, rates and composition of interest-earning assets and interest-bearing liabilities. Average earning assets increased 3.7% from the first fiscal quarter of last year. Average interest bearing liabilities increased .2% from the same quarter last year. The Corporation’s net interest margin for the three months ended September 30, 2004 was 5.30%, an increase of 34 basis points from the same three month period a year ago.

CONSUMERS BANCORP, INC.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Average Balance Sheets and Analysis of Net Interest Income for the Three Months Ended September 30,
(In thousands except percentages)

	2004			2003
			Yield/			Yield/
	Average Balance	Interest	rate	Average Balance	Interest	rate
	(Dollars in thousands)
Interest-earning assets:
Taxable securities	$26,618	$257	3.82%	$23,423	$165	2.80%
Nontaxable securities (1)	3,785	56	5.83	3,515	52	5.87
Loans receivable	142,628	2,349	6.53	126,166	2,314	7.28
Federal funds sold	290	1	1.15	14,072	34	.96

Total Interest-earning Assets	173,321	$2,663	6.09%	167,176	2,565	6.09
Noninterest-earning Assets	14,952			15,688

Total Assets	$188,273			$182,864

Interest bearing liabilities
Now	$15,217	$22	.58%	$13,205	$10	.30%
Savings	59,886	59	.39	60,520	77	.50
Time deposits	43,459	220	2.01	49,702	367	2.93
Federal Funds Purchased & Repurchase agreements	6,338	17	1.07	5,294	14	1.05
FHLB advances	4,950	29	2.35	814	9	4.39

Total interest bearing liabilities	129,850	347	1.06%	129,535	477	1.46
Noninterest bearing liabilities	39,876			35,843

Total liabilities	169,726			165,378

Shareholders equity	18,547			17,486

Total liabilities and Shareholders equity	$188,273			$182,864

Net interest income, interest rate spread (1)		$2,316	5.03%		$2,088	4.63%
Net interest margin (net interest as a percent of average interest-earning assets (1)			5.30%			4.96%
Average interest-earning assets to interest-bearing liabilities	133.48%			129.06%

(1)	calculated on a fully taxable equivalent basis

CONSUMERS BANCORP, INC.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Provision for Loan Losses

The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable credit losses inherent in the Bank’s loan portfolio, which have been incurred at each balance sheet date. The provision for loan losses decreased $52 or 79% to $14 in the first fiscal quarter of this year compared to $66 in the first quarter of last year. The decreased provision for loan losses in the third quarter of this year was attributable to the loan loss allowance analysis, based on a reduction in net charge-offs and review of non-performing loans which are primarily collateralized by real estate mortgages. Net charge-offs were $14 or 0.04% (annualized) of average loans during the three months ended September 30, 2004, compared to $80 or 0.25% (annualized) for the same period last year.

Non-Interest Income

Non-interest income was $601 for the three months ending September 30, 2004 decreasing 2.1% from $614 during the same period last year. Service charges on deposits were $419, up $18, or 4.5% from last year while other income decreased 14.5% to $182.

Non-Interest Expense

Non-interest expense for the three months ending September 30, 2004 was $1,915, compared to $1,850 for the same period last year. Professional fees and other expense were up $100 for the three months ended September 30, 2004 while occupancy expenses and salaries and employee benefits were down $31.

Income Taxes

The provision for income taxes for the three month ended September 30, 2004 increased $52 to $289 from $237 for the same period in 2003. The effective tax rate for the three months ended September 30, 2004 was 30.0% as compared to 31.1% for the same period in 2003.

CONSUMERS BANCORP, INC.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

     (Dollars in thousands, except per share data)

Financial Condition

Total assets at September 30, 2004 were $190,247 compared to $186,237 at June 30, 2004, an increase of $4,010 or 2.2%. Loan receivables increased $3,368 from $140,145 at June 30, 2004 to $143,513 at September 30, 2004. Consumer loan totals decreased $103 or 1.6% residential real estate loans decreased $1,439 or 2.2%, real estate construction loans increased $46 or 1.2%, and commercial loans increased $4,869 or 7.5%. The increase in Commercial loans is comprised primarily of variable rate commercial real estate loans with reprising schedules of from one to five years. Available for sale securities have decreased from $31,006 at June 30, 2004 to $29,932 at September 30, 2004, or 3.5%. The duration of the investment portfolio was 3.8 years at September 30, 2004 as compared to 4.0 years at June 30, 2004 and 3.1 years at September 30, 2003.

Total shareholders equity increased $828 from June 30, 2004, to $18,938 as of September 30, 2004. This increase is a combination of net income for the period, offset by cash dividends paid and an increase in value of available for sale securities.

CONSUMERS BANCORP, INC.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

(Dollars in thousands, except per share data)

Non-Performing Assets

The following table presents the aggregate amounts of non-performing assets and respective ratios on the dates indicated.

	September 30,	June 30,	September 30,
	2004	2004	2003
Non-accrual loans	$1,879	$2,092	$1,260
Loans past due over 90 days and still accruing	312	178	1,657

Total non-performing loans	2,191	2,270	2,917
Other real estate owned	500	585	—

Total non-performing assets	$2,691	$2,855	$2,917

Non-performing loans to total loans	1.52%	1.62%	2.27%
Allowance for credit losses to total non-performing loans	80.01	77.22	57.28
Loans 90 days or more past due and still accruing to total loans	.22	.13	1.29

The allowance for loan losses as a percentage of non-performing loans as of September 30, 2004 increased compared to June 30, 2004 as a result of non-performing loans decreasing from $2,270 at June 30, 2004 to $2,191 at September 30, 2004.

September 30,
2004
Non-accrual loan breakdown by collateral
Commercial non-mortgage collateral	$26
Farmland	21
Commercial rental property	78
1-4 family, rental units	384
Multi-family rental units	584
1-4 family, owner occupied	786

Total	$1,879

Specific reserves and general reserves of $546 have been established in the analysis of the adequacy for loan loss at September 30, 2004, for non-accrual loans. Management believes that the prospects for recovery of principal and interest less identified specific reserves are good. These loans are being closely monitored by management and the Board of Directors.

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

The Corporation groups its loan portfolio into three major categories: commercial loans, real estate loans and consumer loans. Commercial loans are comprised of both variable rate notes subject to daily interest rate changes based on the prime rate, and fixed rate notes having maturities of generally not greater than five years. Commercial loans have increased recently, with outstanding balances up by $4,869 or 7.5% since June 30, 2004. The Corporation’s real estate loan portfolio consists of three basic segments: conventional mortgage loans having fixed rates and maturities not exceeding fifteen years, variable rate home equity lines of credit, and fixed rate loans having maturity or renewal dates that are less than the scheduled amortization period. Competition is very heavy in the Corporation’s market for these types of loans, both from local and national lenders. The Bank is associated with non-affiliated third parties, which allow the Bank to offer very attractive mortgage loan options to its customers.

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

Funds not allocated to the Corporation’s loan portfolio are invested in various securities having diverse maturity schedules. The majority of the Corporation’s investments are held in U.S. Treasury securities or other securities issued by U.S. Government agencies, and to a lesser extent, investments in tax free municipal bonds. Yields on investment were 4.09% and 3.20% respectively for the three-month periods ended September 30, 2004 and September 30, 2003.

The Corporation offers several forms of deposit programs to its customers. The rates offered by the Corporation and the fees charged for these products are competitive with others available currently in the market area. Short-term time deposit interest rates have decreased for this nine month period. Interest rates on demand deposits and savings deposits have remained at historical low levels.

To provide an additional source of loan funds, the Corporation has entered into an agreement with the Federal Home Loan Bank (FHLB) of Cincinnati to obtain funding for loans. At September 30, 2004, these FHLB balances totaled $5,766 as compared with $6,757 at June 30, 2004. The Corporation considers FHLB to be a good source of liquidity funding, secondary to its deposit base.

CONSUMERS BANCORP, INC.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

(Dollars in thousands, except per share data)

Liquidity (continued)

Jumbo time deposits (those with balances of $100 thousand and over) increased from $7,307 at June 30, 2004 to $11,155 at September 30, 2004. These deposits are monitored closely by the Corporation, priced on an individual basis, and often matched with a corresponding investment instrument. The Corporation has on occasion used a fee paid broker to obtain these types of funds from outside its normal service area as an additional source of funding. The corporation however, does not rely upon these deposits as a primary source of funding. Although management monitors interest rates on an ongoing basis, a quarterly rate sensitivity report is used to determine the effect of interest rate changes on the financial statements. In the opinion of management, enough assets or liabilities could be repriced over the near term (up to three years) to compensate for such changes. The spread on interest rates, or the difference between the average earning assets and the average interest bearing liabilities, is monitored quarterly. It is the Corporation’s goal to maintain this spread at better than 4.0%. The spread, on a taxable equivalent basis for the three month periods ended September 30, 2004 and 2003, was 5.03% and 4.63%, respectively and for the fiscal year ended June 30, 2004 was 4.81%.

Capital Resources

The following table presents the capital ratios of Consumers Bancorp, Inc.

	September 30, 2004	June 30, 2004
Total adjusted average assets for leverage ratio	$187,098	$186,722
Risk-weighted assets and off-balance-sheet financial instruments for capital ratio	131,341	128,274
Tier I capital	17,628	17,106
Total risk-based capital	19,271	18,711
Leverage Ratio	9.4%	9.2%
Tier I capital ratio	13.4	13.3
Total capital ratio	14.7	14.6

Capital ratios applicable to Consumers National Bank at September 30, 2004 were as follows:

			Total
		Tier I	Risk-based
	Leverage	Capital	Capital
Regulatory Capital Requirements
Minimum	4.0%	4.0%	8.0%
Well-capitalized	5.0	6.0	10.0
Bank Subsidiary
Consumers National Bank	9.0	13.2	14.4

The Corporation and subsidiary Bank are subject to various regulatory capital requirements administered by federal regulatory agencies. Capital adequacy guidelines

CONSUMERS BANCORP, INC.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

(Dollars in thousands, except per share data)

Capital Resources (continued)

and prompt corrective-action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the Corporation’s financial statements. The Bank is considered well capitalized under the Federal Deposit Insurance Act at September 30, 2004. Management is not aware of any matters occurring subsequent to September 30, 2004 that would cause the Bank’s capital category to change.

Forward Looking Statements

When used in this report (including information incorporated by reference in this report), the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate”, “project,” “believe” or similar expressions are intended to identify “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may involve risks and uncertainties that are difficult to predict, may be beyond the Corporation’s control, and could cause actual results to differ materially from those described in such statements. Any such forward-looking statements are made only as of the date of this report or the respective dates of the relevant incorporated documents, as the case may be, and, except as required by law, the Corporation undertakes no obligation to update these forward-looking statements to reflect subsequent events or circumstances. Various factors, including regional and national economic conditions, changes in levels of market interest rates, credit risks of lending activities and competitive and regulatory factors, could affect the Corporation’s financial performance and could cause the Corporation’s actual results for future periods to differ materially from those anticipated or projected.

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

(Dollars in thousands, except per share data)

Newly Issued But Not Yet Effective Accounting Standards:

The Emerging Issues Task Force (EITF) Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, contains accounting guidance regarding other-than-temporary impairment on securities that was to take effect for the quarter ended September 30,2004. However, the effective date of portions of this guidance has been delayed, and more interpretive guidance is to be issued in the near future. The effect of this new and pending guidance on the Company’s financial statements is not known, but it is possible this guidance could change management’s assessment of other-than-temporary impairment in future periods.

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

Footnote one (Allowance for Loan Losses), footnote three (Loans) and Management Discussion and Analysis of Financial Condition and Results from Operation (Critical Accounting Policies and Allowance for Estimated Losses) of the 2004 Annual Report and Form 10-K provide detail with regard to the Corporations accounting for the allowance for loan losses. There have been no significant changes in the application of accounting policies since June 30, 2004.

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

The following table presents an analysis of the potential sensitivity of the Bank’s annual net interest income and present value of the Bank’s financial instruments to a sudden and sustained increase and decrease change in market interest rates of 200 and 100 basis points:

	Maximum Change
	2004	Guidelines
One Year Net interest Income Change
+200 Basis Points	(1)%	(16)%
-100 Basis Points	(1)%	(8)%
Net Present Value of Equity Change
+200 Basis Points	(13)%	(20)%
-100 Basis Points	9%	(20)%

     The projected volatility of net interest income to a +200 and -100 basis points change for the quarterly model falls within the Board of Directors guidelines for net interest income change. The projected change in net present value of equity, or “Value at Risk”, also falls within Board established guidelines in the +200 and -100 basis point interest rate scenarios.

CONSUMERS BANCORP, INC.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Item 4 — Controls and Procedures

As of September 30, 2004, an evaluation was carried out under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2004, the Corporation’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Corporation, Inc. in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Corporation’s internal controls over financial reporting that occurred during the fiscal quarter ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect its internal controls over financial reporting.

     PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

     None

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

     None

Item 3 — Defaults Upon Senior Securities

     None

Item 4 — Submission of Matters to a Vote of Security Holders

     None

Item 5 — Other Information

     None

Item 6 — Exhibits

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

CONSUMERS BANCORP, INC. (Registrant)

Date: November 15, 2004	/s/ Steven L Muckley
Steven L. Muckley
President & Chief Executive Officer

Date: November 15, 2004	/s/ James J. Gannon
Chief Financial Officer & Treasurer