Form 10-Q
period 2004-12-31
CONSUMERS BANCORP INC /OH/
filed 2005-02-14
CIK 1006830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

Commission File No. 033-79130

CONSUMERS BANCORP, INC.

(Exact name of registrant as specified in its charter)

OHIO	033-79130	34-1771400
(State or other jurisdiction	(Commission File Number)	(I.R.S. Employer Identification No.)
of incorporation or organization)

614 East Lincoln Way, P.O. Box 256, Minerva, Ohio	44657
(Address of principal executive offices)	(Zip Code)

(330) 868-7701
(Issuer’s telephone number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value	Outstanding at February 14, 2005
2,146,281 Common Shares

CONSUMERS BANCORP, INC.
FORM 10-Q
QUARTER ENDED DECEMBER 31, 2004

Part I – Financial Information

Item 1 – Financial Statements (Unaudited)

Interim financial information required by Rule 10-01 of Regulation S-X is included in this Form 10-Q as referenced below:

CONSUMERS BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share data)

	Unaudited
	December 31, 2004	June 30, 2004
ASSETS
Cash and cash equivalents	$4,143	$5,229
Federal funds sold	—	210
Securities, available for sale	28,360	31,006
Total loans	148,030	140,145
Less allowance for loan losses	(1,432)	(1,753)

Net Loans	146,598	138,392

Cash surrender value of life insurance	3,933	3,842
Premises and equipment, net	4,442	4,621
Intangible assets	1,135	1,216
Other real estate owned	902	585
Accrued interest receivable and other assets	981	1,136

Total assets	$190,494	$186,237

LIABILITIES
Deposits
Non-interest bearing demand	$41,119	$36,398
Interest bearing demand	13,640	15,869
Savings	59,581	60,878
Time	44,755	41,623

Total deposits	159,095	154,768

Federal funds purchased	980	—
Securities sold under agreements to repurchase	4,025	5,456
Federal Home Loan Bank advances	6,183	6,757
Accrued interest and other liabilities	1,033	1,146

Total liabilities	171,316	168,127

SHAREHOLDERS’ EQUITY
Common stock (no par value, 2,500,000 shares authorized; 2,160,000 issued)	4,869	4,869
Retained earnings	14,507	13,658
Treasury stock, at cost (13,719 shares)	(204)	(204)
Accumulated other comprehensive income (loss)	6	(213)

Total shareholders’ equity	19,178	18,110

Total liabilities and shareholders’ equity	$190,494	$186,237

See accompanying notes to consolidated financial statements

CONSUMERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months ended		Six Months ended
	December 31,		December 31,
	2004	2003	2004	2003
Interest income
Loans, including fees	$2,291	$2,241	$4,635	$4,552
Securities
Taxable	240	246	497	411
Tax-exempt	40	35	77	69
Federal funds sold	2	12	3	46

Total interest income	2,574	2,534	5,212	5,078

Interest expense
Deposits	320	345	621	799
Federal Home Loan Bank advances	30	18	59	27
Other	20	15	37	32

Total interest expense	370	378	717	858

Net interest income	2,204	2,156	4,495	4,220

Provision for loan losses	7	199	21	265

Net interest income after Provision for loan losses	2,197	1,957	4,474	3,955

Other income
Service charges on deposit accounts	415	395	834	796
Gain on sale of securities	35	—	35	—
Other	140	172	322	385

Total other income	590	567	1,191	1,181

Other expenses
Salaries and employee benefits	996	1,053	1,921	1,987
Occupancy	286	285	565	586
Directors’ fees	37	25	68	62
Professional fees	123	68	258	148
Franchise taxes	54	54	108	108
Printing and supplies	55	41	95	79
Telephone	47	50	96	100
Amortization of intangible	40	40	81	80
Other	342	382	703	698

Total other expenses	1,980	1,998	3,895	3,848

Income before income taxes	807	526	1,770	1,288
Income tax expense	246	146	535	383

Net Income	$561	$380	$1,235	$905

Basic earnings per share	$0.26	$0.18	$0.58	$0.42

See accompanying notes to consolidated financial statements

CONSUMERS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(Dollars in thousands, except per share data)

	Three Months ended		Six Months ended
	December 31,		December 31,
	2004	2003	2004	2003
Balance at beginning of period	$18,938	$17,542	$18,110	$17,268

Comprehensive income
Net Income	561	380	1,235	905
Other comprehensive income (loss)	(128)	(8)	219	(87)

Total comprehensive income	433	372	1,454	818

Common cash dividends	(193)	(172)	(386)	(344)

Balance at the end of the period	$19,178	$17,742	$19,178	$17,742

Common cash dividends per share	$0.09	$0.08	$0.18	$0.16

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Dollars in thousands)

	Six Months Ended
	December 31,
	2004	2003
Cash flows from operating activities
Net income	$1,235	$905
Adjustments to reconcile net income to net cash from operating activities	355	749

Net cash from operating activities	1,590	1,654

Cash flow from investing activities
Securities available for sale
Purchases	(2,551)	(17,276)
Maturities and principal pay downs	3,105	9,739
Proceeds from sales of securities	2,381	—
Net decrease in federal funds sold	210	14,335
Net increase in loans	(8,627)	(8,114)
Acquisition of premises and equipment	(139)	(93)
Disposal of premises and equipment	29	—

Net cash from investing activities	(5,592)	(1,409)

Cash flow from financing activities
Net increase (decrease) in deposit accounts	4,327	(2,677)
Net increase in federal funds purchased	980	—
Net decrease in repurchase agreements	(1,431)	(205)
Repayments of FHLB advances, net	(574)	(44)
Dividends paid	(386)	(344)

Net cash from financing activities	2,916	(3,270)

Decrease in cash or cash equivalents	(1,086)	(3,025)

Cash and cash equivalents, beginning of year	5,229	8,465

Cash and cash equivalents, end of period	$4,143	$5,440

Supplemental non-cash disclosures:
Transfer from loans to repossessed assets	$400	—

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements
(Unaudited)

(Dollars in thousands, except per share amounts)

Note 1 – Summary of Significant Accounting Policies:

Basis of Presentation:
The consolidated financial statements include the accounts of Consumers Bancorp, Inc. (the “Corporation”) and its wholly owned subsidiary, Consumers National Bank (the “Bank”). All significant inter-company transactions have been eliminated in the consolidation.

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated balance sheets of the Corporation at December 31, 2004, and its income and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances. The Annual Report for the Corporation for the year ended June 30, 2004, contains consolidated financial statements and related notes that should be read in conjunction with the accompanying consolidated financial statements.

Segment Information: Consumers Bancorp, Inc. is a financial holding company engaged in the business of commercial and retail banking, which accounts for substantially all of the revenues, operating income, and assets.

Earnings and Dividends Declared per Share: Earnings per common share are computed based on the weighted average common shares outstanding. The number of outstanding shares used was 2,146,281 for the quarters ended December 31, 2004 and 2003. The Corporation’s capital structure contains no dilutive securities.

Newly Issued But Not Yet Effective Accounting Standards:
The Emerging Issues Task Force (EITF) Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, contains accounting guidance regarding other-than-temporary impairment on securities that was to take effect for the quarter ended December 31, 2004. However, the effective date of portions of this guidance has been delayed, and more interpretive guidance is to be issued in the near future. The effect of this new and pending guidance on the Company’s financial statements is not known, but it is possible this guidance could change management’s assessment of other-than-temporary impairment in future periods.

FAS 123, Revised, requires all public companies to record compensation cost for stock options provided to employees in return for employee service. There will be no significant effect on the financial position upon adoption since the Corporation does not have stock options.

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

FAS 153 modifies an exception from fair value measurement of nonmonetary exchanges. Exchanges that are not expected to result in significant changes in cash flows of the reporting entity are not measured at fair value. This supersedes the prior exemption from fair value measurement for exchanges of similar productive assets, and applies for fiscal years beginning after June 15, 2005. The effect on the Corporation’s financial position and results of operations is not expected to be material upon and after adoption.

SOP 03-3 requires that a valuation allowance for loans acquired in a transfer, including in a business combination, reflect only losses incurred after acquisition and should not be recorded at acquisition. It applies to any loan acquired in a transfer that showed evidence of credit quality deterioration since it was made. The effect on the Corporation’s financial position and results of operations is not expected to be material upon and after adoption.

Note 2 – Securities

		Gross	Gross
	Fair	Unrealized	Unrealized
December 31, 2004	Value	Gains	Losses
Securities available for sale:
U.S. Treasury	$992	$—	$(6)
Agencies	5,203	5	(39)
Obligations of states and political subdivisions	3,767	116	—
Mortgage–backed securities	17,193	37	(149)
Equity securities	1,205	44	—

Total Securities	$28,360	$202	$(194)

		Gross	Gross
	Fair	Unrealized	Unrealized
June 30, 2004	Value	Gains	Losses
Securities available for sale:
U.S. Treasury	$992	$—	$(5)
Agencies	5,702	21	(94)
Obligations of states and political subdivisions	3,680	61	(36)
Mortgage–backed securities	19,422	92	(408)
Equity securities	1,210	46	—

Total Securities	$31,006	$220	$(543)

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Sales of available for sale securities were as follows:

	Three and Six	Three and Six
	Months Ended	Months Ended
	December 31, 2004	December 31, 2003
Proceeds	$2,381	$—
Gross gains	35	—

The estimated fair value of securities at December 31, 2004, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Estimated Fair
Value
Due in one year or less	$1,111
Due after one year through five years	7,034
Due after five years through ten years	1,611
Due after ten years	206

Total	9,962

Mortgage-backed securities	17,193
Equity securities	1,205

Total	$28,360

At December 31, 2004, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies and corporations, with an aggregate book value which exceeds 10% of shareholders’ equity. Unrealized losses on securities that have been in a continuous loss position for 12 months or more are immaterial at December 31, 2004.

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 3 – Loans

Major classifications of loans are as follows:

	December 31, 2004	June 30, 2004
Real estate – residential mortgage	$63,660	$65,312
Real estate – construction	4,657	3,945
Commercial, financial and agriculture	73,287	64,546
Consumer	6,677	6,596

	148,281	140,399
Deferred loan fees and costs	(251)	(254)
Allowance for loan losses	(1,432)	(1,753)

	$146,598	$138,392

	December 31,	June 30,	December 31,
	2004	2004	2003
Loans past due over 90 days and still accruing	$12	$178	$194
Loans on non-accrual	1,306	2,092	2,487

Impaired loans included in non-accrual loans	1,229	797	630
Amount of allowance allocated	279	147	111

Note 4 – Allowance for Loan Losses

A summary of activity in the allowance for loan losses for the six months ended December 31, 2004, and 2003, are as follows:

	Six months ending
	December 31,
	2004	2003
Beginning of period	$1,753	$1,685
Provision	21	265
Charge-offs	(405)	(270)
Recoveries	63	73

Balance at December 31,	$1,432	$1,753

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition
and Results of Operations

(Dollars in thousands, except per share data)

General
The following is management’s analysis of the Corporation’s results of operations for the three month and six month periods ended December 31, 2004, compared to the same period in 2003, and the consolidated balance sheets at December 31, 2004 compared to June 30, 2004. This discussion is designed to provide a more comprehensive review of the operating results and financial condition than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

Forward-Looking Statements
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

Results of Operations
Three and Six Months Ended December 31, 2004 and 2003

Net Income
Net income was $561 for the second fiscal quarter of 2005, an increase of $181 compared to the second quarter of 2004 net income of $380. Earnings per common share for the second fiscal quarter of 2005 were $0.26 as compared to $0.18 for the second fiscal quarter of 2004.

CONSUMERS BANCORP, INC.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

(Dollars in thousands, except per share data)

Net income was $1,235 for the six month period ending December 31, 2004, an increase of $330 compared to the same period last year. Earnings per common share for the six- month period ending December 31, 2004 were $0.58 as compared to $0.42 for the same period last year.

Return on average equity (ROE) and return on average assets (ROA) were 11.63% and 1.17%, respectively, for the second fiscal quarter of 2005 compared to 8.46% and 0.83%, respectively, for the second fiscal quarter of 2004.

ROE and ROA were 13.00% and 1.30%, respectively, for the six month period ending December 31, 2004 compared to 10.17% and 0.98%, respectively, for the same period ending December 31, 2003.

The increase in net income for the three-month period ended December 31, 2004 resulted from an increase in net interest income, an increase in other income, and a decrease in the provision for loan losses during the current quarter. These increases were partially offset by an increase in income tax expense.

The $330 increase in net income for the six month period ended December 31, 2004 resulted from an increase in net interest income, and a 92.1% decrease in the provision for loan losses during the same period. The decreased provision for loan losses for the six month period ended December 31, 2004 resulted primarily from a review of the allowance for loan losses to reflect the reduced risk within the loan portfolio. Due to a change in management, the credit quality of the loan portfolio continues to improve now that a more thorough credit analysis of customers is being completed. Also, in late 2002 the Company exited the sub-prime consumer lending market and as the sub-prime loans have paid down they have been replaced with higher credit quality loans primarily secured by real estate. The general reserves on the homogeneous loan pools within the allowance for loan losses calculation reflects these shifts within the portfolio. The provision for loan losses was considered sufficient by management for maintaining an appropriate allowance for loan losses.

Net Interest Income

Net interest income, the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the largest component of the Corporation’s earnings. Net interest income is affected by changes in the volumes, rates and composition of interest-earning assets and interest-bearing liabilities. Net interest margin is calculated by dividing net interest income on a fully tax equivalent basis (FTE) by total interest-earning assets. FTE income includes tax-exempt income, restated to a pre-tax equivalent, based on the statutory federal income tax rate. All average balances are daily average balances. Non-accruing loans are included in average loan balances.

CONSUMERS BANCORP, INC.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

(Dollars in thousands, except per share data)

The Corporation’s net interest margin for the three months ended December 31, 2004 was 5.12%, compared to 5.20% for the same period last year. The decline in the net interest margin was primarily due to the Corporation’s yield on average interest-earning assets declining to 5.95% for the three months ended December 31, 2004 from 6.10% for the comparable year ago period. The decrease in the yield on average interest-earning assets was primarily impacted by sustained lower market rates throughout 2003 and the first six months of 2004. Net interest income for the three months ended December 31, 2004 increased by $48, or 2.2%, to $2,204 from $2,156 for the same period in 2003. This increase was primarily attributable to a higher level of interest-earning assets as compared to the same period last year. Also, the cost of interest-bearing liabilities declined from 1.19% from the three months ended December 31, 2003 to 1.13% for the same period in 2004.

The Corporation’s net interest margin for the six months ended December 31, 2004 was 5.18%, compared to 5.08% for the same period last year. Net interest income for the six months ended December 31, 2004 was $4,495, an increase of $275, or 6.5%, from $4,220 for the same period in 2003. These increases were primarily attributable to a 23 basis point decline in the cost of interest bearing liabilities.

CONSUMERS BANCORP, INC.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Average Balance Sheets and Analysis of Net Interest Income for the Three months Ended December 31,

(In thousands except percentages)

		2004			2003
	Average		Yield/	Average		Yield/
	Balance	Interest	rate	Balance	Interest	rate
Interest-earning assets:
Taxable securities	$25,571	$240	3.74%	$27,502	$246	3.55%
Nontaxable securities (1)	3,864	60	6.15	3,663	54	5.85
Loans receivable (1)	144,937	2,321	6.35	129,932	2,244	6.85
Federal funds sold	487	2	1.63	5,265	12	0.90

Total interest-earning assets	174,859	2,623	5.95	166,362	2,556	6.10

Noninterest-earning assets	14,975			15,311

Total Assets	$189,834			$181,673

Interest-bearing liabilities
NOW	$15,627	$29	0.75%	$13,314	$13	0.39%
Savings	59,118	57	0.38	60,907	63	0.41
Time deposits	44,352	234	2.10	45,240	269	2.36
Federal Funds Purchased & Repurchase agreements	6,246	20	1.24	5,453	15	1.05
FHLB advances	3,933	30	2.98	789	18	9.05

Total interest-bearing liabilities	129,276	370	1.13%	125,703	378	1.19%

Noninterest bearing liabilities	41,410			38,145

Total liabilities	170,686			163,848
Shareholders’ equity	19,148			17,825

Total liabilities and Shareholders’ equity	$189,834			$181,673

Net interest income, interest rate spread (1)		$2,253	4.82%		$2,178	4.91%

Net interest margin (net interest as a percent of average interest-earning assets (1)			5.12%			5.20%

Average interest-earning assets to interest-bearing liabilities	135.26%			132.35%

(1) calculated on a fully taxable equivalent basis

CONSUMERS BANCORP, INC.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Average Balance Sheets and Analysis of Net Interest Income for the Six Months Ended December 31,

(In thousands except percentages)

		2004			2003
	Average		Yield/	Average		Yield/
	Balance	Interest	rate	Balance	Interest	rate
Interest-earning assets:
Taxable securities	$26,300	$497	3.75%	$25,296	$411	3.22%
Nontaxable securities (1)	3,619	117	6.42	3,517	106	5.98
Loans receivable (1)	143,783	4,645	6.41	128,049	4,558	7.06
Federal funds sold	388	3	1.53	9,668	46	0.94

Total interest-earning assets	174,090	5,262	6.00	166,530	5,121	6.10

Noninterest-earning assets	14,964			15,739

Total Assets	$189,054			$182,269

Interest-bearing liabilities
NOW	$15,422	$52	0.66%	$13,260	$22	0.33%
Savings	59,502	115	0.38	60,714	140	0.46
Time deposits	43,905	454	2.05	47,471	637	2.66
Federal Funds Purchased & Repurchase agreements	6,292	37	1.16	5,374	32	1.18
FHLB advances	4,442	59	2.62	802	27	6.68

Total interest-bearing liabilities	129,563	717	1.10%	127,621	858	1.33%

Noninterest bearing liabilities	40,643			36,993

Total liabilities	170,206			164,614
Shareholders’ equity	18,848			17,655

Total liabilities and Shareholders’ equity	$189,054			$182,269

Net interest income, interest rate spread (1)		$4,545	4.90%		$4,263	4.77%

Net interest margin (net interest as a percent of average interest-earning assets (1)			5.18%			5.08%

Average interest-earning assets to interest-bearing liabilities	134.37%			130.49%

(1) calculated on a fully taxable equivalent basis

CONSUMERS BANCORP, INC.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

(Dollars in thousands, except per share data)

Provision for Loan Losses

The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable credit losses inherent in the Bank’s loan portfolio, which have been incurred at each balance sheet date. The provision for loan losses decreased $192, or 96.5%, to $7 in the second fiscal quarter of this year compared to $199 in the second quarter of last year. The decreased provision for loan losses in the second quarter of this year resulted from a review of the allowance for loan losses and a review of non-performing loans at December 31, 2004. Non-performing loans as a percentage of total loans declined from 2.03% as of December 31, 2003 to 0.89% as of December 31, 2004. Net charge-offs were $342 during the six months ended December 31, 2004, compared to $197 for the same period last year. A majority of the charge-offs for the six months ended December 31, 2004 were isolated to a single borrower and were specifically allocated for within the allowance for loan loss in a prior period when the probable loss had been identified.

Non-Interest Income

Non-interest income increased 4.1% during the current quarter, up $23 compared to the same quarter last year. The current quarter increase included gains on the sale of securities of $35.

Non-interest income was $1,191 for the six months ending December 31, 2004, increasing 0.8% from $1,181 during the same period last year. Service charges on deposits were $834, up $38, or 4.8% from last year while other income decreased 16.4% to $322.

Non-Interest Expense

Non-interest expense decreased 0.9%, to $1,980 during the current quarter, compared to $1,998 during the same quarter last year.

Non-interest expense for the six months ending December 31, 2004 was $3,895, compared to $3,848 for the same period last year. Professional fees and other expense were up $134 for the six months ended December 31, 2004 while occupancy expenses and salaries and employee benefits were down $87. Non-interest expense recorded during the six-months ended December 31, 2003 included a non-recurring pretax charge of $180 relating to the resignation of the Corporation’s former president.

Income Taxes

Income tax expense for the three months ended December 31, 2004 increased $100, to $246 from $146, compared to the same period in 2003. Quarterly effective tax rates were 30.5% for the current quarter and 27.8% for the same quarter last year. The effective tax rate differed from the federal statutory rate principally as a result of tax-exempt income from obligations of states and political subdivisions, loans and earnings on bank owned

CONSUMERS BANCORP, INC.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

(Dollars in thousands, except per share data)

life insurance. The Company’s effective tax rate for the three months ended December 31, 2003 was impacted by tax-exempt income being a larger portion of pre-tax income which had the effect of reducing the effective tax rate when compared with the same period in 2004.

The provision for income taxes for the six months ended December 31, 2004 increased $152 to $535 from $383 for the same period in 2003. The effective tax rate for the six months ended December 31, 2004 was 30.2% as compared to 29.7% for the same period in 2003.

Financial Condition
Total assets at December 31, 2004 were $190,494 compared to $186,237 at June 30, 2004, an increase of $4,257 or 2.3%. Loan receivables increased $7,885 from $140,145 at June 30, 2004 to $148,030 at December 31, 2004. Consumer loan totals increased $81, or 1.2%, residential real estate loans decreased $1,652, or 2.5%, real estate construction loans increased $712, or 18.0%, and commercial loans increased $8,741, or 13.5%. The increase in commercial loans is comprised primarily of variable rate commercial real estate loans with repricing schedules from one to five years. The Corporation has identified loans to small businesses that are mainly secured by real estate as an area of the market that provides growth opportunities. Additional personnel and systems have been added to analyze the commercial loan portfolio in order to take advantage of the growth opportunities and to manage the risk profile of the portfolio.

Available for sale securities have decreased from $31,006 at June 30, 2004 to $28,360 at December 31, 2004, or 8.5%. The duration of the investment portfolio was 4.1 years at December 31, 2004 as compared to 4.0 years at June 30, 2004 and 3.4 years at December 31, 2003.

Total shareholders’ equity increased $1,068 from June 30, 2004, to $19,178 as of December 31, 2004. This increase is a combination of net income for the period, offset by cash dividends paid and an increase in value of available for sale securities.

CONSUMERS BANCORP, INC.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

(Dollars in thousands, except per share data)

Non-Performing Assets
The following table presents the aggregate amounts of non-performing assets and respective ratios on the dates indicated.

	December 31, 2004	June 30, 2004	December 31, 2003
Non-accrual loans	$1,306	$2,092	$2,487
Loans past due over 90 days and still accruing	12	178	194

Total non-performing loans	1,318	2,270	2,681
Other real estate owned	902	585	561

Total non-performing assets	$2,220	$2,855	$3,242

Non-performing loans to total loans	0.89%	1.62%	2.03%

Allowance for loan losses to total non-performing loans	108.65	77.22	54.07
Loans 90 days or more past due and still accruing to total loans	0.01	0.13	0.15

The allowance for loan losses as a percentage of non-performing loans as of December 31, 2004 increased compared to June 30, 2004 as a result of non-performing loans decreasing from $2,270 at June 30, 2004 to $1,318 at December 31, 2004.

December 31,
2004
Non-accrual loan breakdown by collateral
Commercial non-mortgage collateral	$9
Farmland	20
1-4 family revolving, owner occupied	28
1-4 family, rental units	343
1-4 family, owner occupied	906

Total	$1,306

Specific reserves and general reserves of $244 have been established in the analysis of the adequacy for loan loss at December 31, 2004, for non-accrual loans. Management and the Board of Directors are closely monitoring these loans and believe that the prospects for recovery of principal and interest less identified specific reserves are good.

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

(Dollars in thousands, except per share data)

The Corporation offers several forms of deposit programs to its customers. The rates offered by the Corporation and the fees charged for these products are competitive with others available currently in the market area. Interest rates on savings deposits have remained at historical low levels, while rates on demand deposits and longer term time deposits have increased modestly over recent months.

To provide an additional source of loan funds, the Corporation has entered into an agreement with the Federal Home Loan Bank (FHLB) of Cincinnati to obtain funding for loans. At December 31, 2004, these FHLB balances totaled $6,183 as compared with $6,757 at June 30, 2004. The Corporation considers the FHLB to be a reliable source of liquidity funding, secondary to its deposit base.

Jumbo time deposits (those with balances of $100 thousand and over) increased from $7,307 at June 30, 2004 to $11,992 at December 31, 2004. These deposits are monitored closely by the Corporation and priced on an individual basis. When these deposits are from a municipality certain bank-owned securities are pledged to guarantee the safety of those deposits as required by Ohio law. The Corporation has on occasion used a fee paid broker to obtain these types of funds from outside its normal service area as an additional source of funding. The corporation however, does not rely upon these deposits as a primary source of funding. Although management monitors interest rates on an ongoing basis, a quarterly rate sensitivity report is used to determine the effect of interest rate changes on the financial statements. In the opinion of management, enough assets or liabilities could be repriced over the near term (up to three years) to compensate for such changes. The spread on interest rates, or the difference between the average earning assets and the average interest-bearing liabilities, is monitored quarterly. It is the Corporation’s goal to maintain this spread at better than 4.0%. The spread, on a taxable equivalent basis for the six-month periods ended December 31, 2004 and 2003, was 4.90% and 4.77%, respectively and for the fiscal year ended June 30, 2004 was 4.81%.

Capital Resources
The following table presents the capital ratios of Consumers Bancorp, Inc.

	December 31, 2004	June 30, 2004
Total adjusted average assets for leverage ratio	$188,699	$186,722
Risk-weighted assets and off-balance-sheet financial instruments for capital ratio	143,671	128,274
Tier I capital	18,037	17,106
Total risk-based capital	19,469	18,711

Leverage Ratio	9.6%	9.2%
Tier I capital ratio	12.6	13.3
Total capital ratio	13.6	14.6

CONSUMERS BANCORP, INC.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

(Dollars in thousands, except per share data)

Capital ratios applicable to Consumers National Bank at December 31, 2004 were as follows:

			Total
		Tier I	Risk-based
	Leverage	Capital	Capital
Regulatory Capital Requirements
Minimum	4.0%	4.0%	8.0%
Well-capitalized	5.0	6.0	10.0
Bank Subsidiary
Consumers National Bank	9.4	12.4	13.4

The Corporation and subsidiary Bank are subject to various regulatory capital requirements administered by federal regulatory agencies. Capital adequacy guidelines and prompt corrective-action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the Corporation’s financial statements. The Bank is considered well capitalized under the Federal Deposit Insurance Act at December 31, 2004. Management is not aware of any matters occurring subsequent to December 31, 2004 that would cause the Bank’s capital category to change.

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

The Company has identified determining the appropriateness of the allowance for loan losses as a critical accounting policy and an understanding of this policy is necessary to understand the financial statements. Critical accounting policies are those policies that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Footnote one (Allowance for Loan Losses), footnote three (Loans) and Management Discussion and Analysis of Financial Condition and Results from Operation (Critical Accounting Policies and Allowance for Estimated Losses) of the 2004 Annual Report and Form 10-K provide detail with regard to the Corporation accounting for the allowance for loan losses. There have been no significant changes in the application of accounting policies since June 30, 2004.

CONSUMERS BANCORP, INC.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

(Dollars in thousands, except per share data)

Quantitative and Qualitative Disclosures about Market Risk

The Bank measures interest-rate risk from the perspectives of earnings at risk and value at risk. The primary purpose of both the loan and investment portfolios is the generation of income, but credit risk is the principal focus of risk analysis in the loan portfolio and interest-rate risk is the principal focus in the investment portfolio. Because of the greater liquidity of the investment portfolio, it is the vehicle for managing interest-rate risk in the entire balance sheet. The Bank manages its interest rate risk position using simulation analysis of net interest income and net income over a two-year period. The Bank also calculates the effect of an instantaneous change in market interest rates on the economic value of equity or net portfolio value. Once these analyses are complete, management reviews the results, with an emphasis on the income-simulation results for purposes of managing interest-rate risk. The rate sensitivity position is managed to avoid wide swings in net interest margins. Measurement and identification of current and potential interest rate risk exposures are conducted quarterly, with reporting and monitoring also occurring quarterly. The Bank applies interest rate shocks to its financial instruments up and down 100 and 200 basis points.

The following table presents an analysis of the potential sensitivity of the Bank’s annual net interest income and present value of the Bank’s financial instruments to a sudden and sustained increase and decrease change in market interest rates of 200 and 100 basis points:

	Maximum Change
	2004	Guidelines
One Year Net Interest Income Change
+200 Basis Points	(1)%	16%
+100 Basis Points	(1)%	8%
-100 Basis Points	(1)%	8%
Net Present Value of Equity Change
+200 Basis Points	(13)%	30%
+100 Basis Points	(7)%	20%
-100 Basis Points	9%	20%

The projected volatility of net interest income and net present value of equity shown in the table falls within Board of Directors guidelines in right hand column.

CONSUMERS BANCORP, INC.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

(Dollars in thousands, except per share data)

Item 4 – Controls and Procedures

As of December 31, 2004, an evaluation was carried out under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer/Acting Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Chief Executive Officer/Acting Chief Financial Officer concluded that, as of December 31, 2004, the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation, in reports that it files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in the Corporation’s internal controls over financial reporting that occurred during the fiscal quarter ended December 31, 2004, that has materially affected, or is reasonably likely to materially affect its internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

     None

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

     None

Item 3 – Defaults Upon Senior Securities

     None

Item 4 – Submission of Matters to a Vote of Security Holders

Consumers Bancorp, Inc. held its Annual Meeting of Shareholders on October 20, 2004, for the purpose of electing four directors and to transact such other business as would properly come before the meeting. Shareholders elected the Class I Directors, consisting of John V. Hanna; James R. Kiko, Sr.; and John E. Tonti to serve a term ending in 2007 and Walter J. Young to serve a term ending in 2005. The Class II Directors, consisting of David W. Johnson and Laurie L. McClellan, shall each continue to serve a term ending in 2005. The Class III Directors, consisting of John P. Furey, Thomas M. Kishman, Steven L. Muckley and Homer R. Unkefer, shall each continue to serve a term ending in 2006.

Results of shareholder voting for the election of Directors was as follows:

	John V.	James R.	John E.	Walter J.
	Hanna	Kiko, Sr.	Tonti	Young
For	1,528,447	1,524,680	1,514,276	1,523,012

Against or Withheld	12,134	15,901	26,305	23,565

Abstentions	10,296	10,296	10,296	4,300

Item 5 – Other Information

     None

Item 6 – Exhibits

Exhibits:
Exhibit 11 Statement regarding Computation of Per Share Earnings (included in Note 1 to the Consolidated Financial Statements).

Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer & Acting Chief Financial Officer

Exhibit 32.1 Certification of Chief Executive Officer & Acting Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Consumers Bancorp, Inc.
10-Q
CONSUMERS BANCORP, INC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSUMERS BANCORP, INC.

(Registrant)

Date:	February 14, 2005	/s/ Steven L Muckley

Steven L. Muckley
President, Chief Executive Officer &
Acting Chief Financial Officer