Form 10-Q
period 2005-03-31
CONSUMERS BANCORP INC /OH/
filed 2005-05-13
CIK 1006830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value	Outstanding at May 1, 2005
2,143,444 Common Shares

CONSUMERS BANCORP, INC.

FORM 10-Q

QUARTER ENDED MARCH 31, 2005

Part I – Financial Information

CONSUMERS BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share data)

	Unaudited March 31, 2005	June 30, 2004
ASSETS
Cash and cash equivalents	$4,451	$5,229
Federal funds sold	—	210
Securities, available for sale	25,948	30,141
Federal Home Loan Bank stock, at cost	902	865
Total loans	147,920	140,145
Less allowance for loan losses	(1,473)	(1,753)

Net Loans	146,447	138,392

Cash surrender value of life insurance	3,978	3,842
Premises and equipment, net	4,244	4,621
Intangible assets	1,095	1,216
Other real estate owned	603	585
Accrued interest receivable and other assets	1,415	1,136

Total assets	$189,083	$186,237

LIABILITIES
Deposits
Non-interest bearing demand	$37,524	$36,398
Interest bearing demand	12,639	15,869
Savings	57,312	60,878
Time	46,810	41,623

Total deposits	154,285	154,768

Short-term borrowings	12,271	9,456
Long-term borrowings	2,462	2,757
Accrued interest and other liabilities	963	1,146

Total liabilities	169,981	168,127

SHAREHOLDERS’ EQUITY
Common stock (no par value, 2,500,000 shares authorized; 2,160,000 issued)	4,869	4,869
Retained earnings	14,758	13,658
Treasury stock, at cost (16,556 shares at March 31, 2005 and 13,719 shares at June 30, 2004)	(256)	(204)
Accumulated other comprehensive loss	(269)	(213)

Total shareholders’ equity	19,102	18,110

Total liabilities and shareholders’ equity	$189,083	$186,237

See accompanying notes to consolidated financial statements

CONSUMERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months ended March 31,		Nine Months ended March 31,
	2005	2004	2005	2004
Interest income
Loans, including fees	$2,283	$2,182	$6,918	$6,734
Securities
Taxable	234	266	731	677
Tax-exempt	34	35	111	104
Federal funds sold	—	5	3	51

Total interest income	2,551	2,488	7,763	7,566

Interest expense
Deposits	326	307	947	1,106
Short-term borrowings	78	13	119	40
Long-term borrowings	25	16	80	48

Total interest expense	429	336	1,146	1,194

Net interest income	2,122	2,152	6,617	6,372

Provision for loan losses	56	75	77	340

Net interest income after Provision for loan losses	2,066	2,077	6,540	6,032

Non-interest income
Service charges on deposit accounts	334	359	1,168	1,155
Gain on sale of securities	31	—	66	—
Other	179	158	501	543

Total non-interest income	544	517	1,735	1,698

Non-interest expenses
Salaries and employee benefits	991	922	2,912	2,909
Occupancy	258	306	823	892
Directors’ fees	39	38	107	100
Professional fees	85	52	343	200
Franchise taxes	54	54	162	162
Printing and supplies	29	38	124	117
Telephone	53	48	149	148
Amortization of intangible	40	40	121	120
Other	422	375	1,125	1,073

Total non-interest expenses	1,971	1,873	5,866	5,721

Income before income taxes	639	721	2,409	2,009
Income tax expense	195	220	730	603

Net Income	$444	$501	$1,679	$1,406

Basic earnings per share	$0.21	$0.23	$0.78	$0.65

See accompanying notes to consolidated financial statements

CONSUMERS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months ended March 31,		Nine Months ended March 31,
	2005	2004	2005	2004
Balance at beginning of period	$19,178	$17,742	$18,110	$17,268

Comprehensive income
Net Income	444	501	1,679	1,406
Other comprehensive income (loss)	(275)	106	(56)	19

Total comprehensive income	169	607	1,623	1,425

Purchase of treasury stock	(52)	—	(52)	—
Common cash dividends	(193)	(193)	(579)	(537)

Balance at the end of the period	$19,102	$18,156	$19,102	$18,156

Common cash dividends per share	$0.09	$0.09	$0.27	$0.25

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended March 31,
	2005	2004
Cash flows from operating activities
Net income	$1,679	$1,406
Adjustments to reconcile net income to net cash from operating activities	(19)	767

Net cash from operating activities	1,660	2,173

Cash flow from investing activities
Securities available for sale
Purchases	(2,551)	(18,331)
Maturities and principal pay downs	4,093	12,946
Proceeds from sales of securities	2,536	—
Net decrease in federal funds sold	210	6,746
Net increase in loans	(8,577)	(10,317)
Acquisition of premises and equipment	(149)	(118)
Disposal of premises and equipment	56	—
Sale of other real estate owned	538	79

Net cash from investing activities	(3,844)	(8,995)

Cash flow from financing activities
Net increase (decrease) in deposit accounts	(483)	633
Net change in short-term borrowings	2,815	1,142
Proceeds from long-term borrowings	—	2,050
Repayments of long-term borrowings	(295)	(67)
Purchase of treasury stock	(52)	—
Dividends paid	(579)	(537)

Net cash from financing activities	1,406	3,221

Decrease in cash or cash equivalents	(778)	(3,601)

Cash and cash equivalents, beginning of year	5,229	8,465

Cash and cash equivalents, end of period	$4,451	$4,864

Supplemental disclosure of cash flow information:
Cash paid during the year:
Interest	$1,106	$1,358
Federal income taxes	920	605
Non-cash items:
Transfer from loans to repossessed assets	$445	—

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited)

(Dollars in thousands, except per share amounts)

Note 1 – Summary of Significant Accounting Policies:

Basis of Presentation:

The consolidated financial statements for interim periods are unaudited and reflect all adjustments (consisting of only normal recurring adjustments), which, in the opinion of management, are necessary to present fairly the financial position and results of operations and cash flows for the periods presented. The unaudited financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by accounting principles generally accepted in the United States of America. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Consumers Bancorp, Inc.’s Annual Report for the year ended June 30, 2004. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year.

The consolidated financial statements include the accounts of Consumers Bancorp, Inc. (the “Corporation”) and its wholly owned subsidiary, Consumers National Bank (the “Bank”). All significant inter-company transactions and accounts have been eliminated in consolidation.

Segment Information: Consumers Bancorp, Inc. is a financial holding company engaged in the business of commercial and retail banking, which accounts for substantially all of the revenues, operating income, and assets.

Earnings and Dividends Declared per Share: Earnings per common share are computed based on the weighted average common shares outstanding. The weighted average number of outstanding shares was 2,145,708 and 2,146,281 for the quarters ended March 31, 2005 and 2004, respectively. The weighted average number of outstanding shares was 2,146,093 and 2,146,281 for the nine months ended March 31, 2005 and 2004, respectively. The Corporation’s capital structure contains no dilutive securities.

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

Note 2 – Securities

March 31, 2005	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Securities available for sale:
U.S. Treasury	$991	$—	$(7)
Agencies	5,111	—	(126)
Obligations of states and political subdivisions	3,687	50	(7)
Mortgage–backed securities	16,005	25	(342)
Equity securities	154	—	—

Total Securities	$25,948	$75	$(482)

June 30, 2004	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Securities available for sale:
U.S. Treasury	$992	$—	$(5)
Agencies	5,702	21	(94)
Obligations of states and political subdivisions	3,680	61	(36)
Mortgage–backed securities	19,422	92	(408)
Equity securities	345	46	—

Total Securities	$30,141	$220	$(543)

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Sales of available for sale securities were as follows:

	Nine Months Ended March 31, 2005	Nine Months Ended March 31, 2004
Proceeds	$2,536	$—
Gross gains	66	—

The estimated fair value of securities at March 31, 2005, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Estimated Fair Value
Due in one year or less	$1,108
Due after one year through five years	6,903
Due after five years through ten years	1,575
Due after ten years	203

Total	9,789

Mortgage-backed securities	16,005
Equity securities	154

Total	$25,948

At March 31, 2005, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies and corporations, with an aggregate book value which exceeds 10% of shareholders’ equity. Unrealized losses on securities that have been in a continuous loss position for 12 months or more were immaterial at March 31, 2005.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 3 – Loans

Major classifications of loans were as follows:

	March 31, 2005	June 30, 2004
Real estate – residential mortgage	$63,293	$65,242
Real estate – construction	4,285	3,945
Commercial, financial and agriculture	73,268	64,362
Consumer	7,074	6,596

Total Loans	$147,920	$140,145

	March 31, 2005	June 30, 2004	March 31, 2004
Loans past due over 90 days and still accruing	$342	$178	$327
Loans on non-accrual	1,643	2,092	2,511

Impaired loans	1,099	797	812
Amount of allowance allocated to impaired loans	233	147	148

Impaired loans of $892, $797 and $812 as of March 31, 2005, June 30, 2004 and March 31, 2004, respectively, were included in non-accrual loans.

Note 4 - Allowance for Loan Losses

A summary of activity in the allowance for loan losses for the nine months ended March 31, 2005, and 2004, were as follows:

	Nine months ended March 31,
	2005	2004
Beginning of period	$1,753	$1,685
Provision	77	340
Charge-offs	(467)	(379)
Recoveries	110	118

Balance at March 31,	$1,473	$1,764

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

(Dollars in thousands, except per share data)

Overview

Consumers Bancorp, Inc., a bank holding company incorporated under the laws of the State of Ohio, owns all of the issued and outstanding common shares of Consumers National Bank, a bank chartered under the laws of the United States of America. The Corporation’s activities have been limited primarily to holding the common shares of the Bank. The Bank’s business involves attracting deposits from businesses and individual customers and using such deposits to originate commercial, mortgage and consumer loans in its market area, consisting primarily of Stark, Columbia, Carroll and contiguous counties in Ohio. The Bank also invests in securities consisting primarily of U.S. government and government agency obligations, municipal obligations, mortgage-backed securities and other securities.

General

The following is management’s analysis of the Corporation’s results of operations for the three month and nine month periods ended March 31, 2005, compared to the same period in 2004, and the consolidated balance sheets at March 31, 2005 compared to June 30, 2004. This discussion is designed to provide a more comprehensive review of the operating results and financial condition than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

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

Results of Operations

Three and Nine Months Ended March 31, 2005 and 2004

Net Income

Net income was $444 for the third fiscal quarter of 2005, a decrease of $57 compared to the third fiscal quarter of 2004 net income of $501. Earnings per common share for the third fiscal quarter of 2005 was $0.21 as compared to $0.23 for the third fiscal quarter of 2004.

Net income was $1,679 for the nine month period ended March 31, 2005, an increase of $273 compared to the same period last year. Earnings per common share for the nine month period ended March 31, 2005 was $0.78 as compared to $0.65 for the same period last year.

Return on average equity (ROE) and return on average assets (ROA) were 9.32% and 0.94%, respectively, for the third fiscal quarter of 2005 compared to 11.20% and 1.11%, respectively, for the third fiscal quarter of 2004.

ROE and ROA were 11.77% and 1.18%, respectively, for the nine month period ended March 31, 2005 compared to 10.53% and 1.03%, respectively, for the same period ended March 31, 2004.

The $273 increase in net income for the nine month period ended March 31, 2005 resulted from an increase in net interest income, and a $263 decrease in the provision for loan losses from the same period in 2004. The decreased provision for loan losses for the nine month period ended March 31, 2005 resulted primarily from management’s review of the allowance for loan losses to reflect the reduced risk within the loan portfolio. Also, a majority of the charge-offs for the nine months ended March 31, 2005 were isolated to a single borrower and were specifically allocated for within the allowance for loan loss in a prior period when the probable loss had been identified.

With a change in management, the credit quality of the loan portfolio continues to improve due to a more thorough credit analysis of customers being completed. Also, in late 2002 the Company exited the sub-prime consumer lending market and as the sub-prime loans have paid down they have been replaced with higher credit quality loans primarily secured by real estate. The growth in the loan portfolio has mainly been within commercial loans secured by real estate. Additional personnel and systems have been added to analyze the commercial loan portfolio in order to take advantage of the growth opportunities and to manage the risk profile of the portfolio. The general reserves on the homogeneous loan pools within the allowance for loan losses calculation reflect these shifts within the portfolio. The provision for loan losses was considered sufficient by management for maintaining an appropriate allowance for loan losses.

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

The Corporation’s net interest margin for the three months ended March 31, 2005 was 4.95%, compared to 5.23% for the same period last year. Net interest income for the three months ended March 31, 2005 decreased by $30, or 1.4%, to $2,122 from $2,152 for the same period in 2004. The decline in the net interest margin and net interest income was primarily due to the Corporation’s yield on average interest-earning assets declining to 5.93% for the three months ended March 31, 2005 from 6.03% for the comparable year ago period combined with an increase in cost of funds from 1.06% for the three months ended March 31, 2004 to 1.32% for the same period in 2005. The decrease in the yield on average interest-earning assets was primarily impacted by sustained lower market rates throughout 2003 and the first six months of 2004. As a result of the lower market rates, a large portion of the loan portfolio automatically repriced or borrowers chose to refinance to lower rates. The decline in net interest income for the three months ended March 31, 2005 was partially offset by a higher level of interest-earning assets as compared to the same period in 2004.

The Corporation’s net interest margin for the nine months ended March 31, 2005 was 5.10%, compared to 5.14% for the same period last year. Net interest income for the nine months ended March 31, 2005 was $6,617, an increase of $245, or 3.8%, from $6,372 for the same period in 2004. The increase in net interest income was primarily attributable to a $7,718 increase in interest-earning assets and due to a 7 basis point decline in the cost of interest-bearing liabilities.

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Average Balance Sheets and Analysis of Net Interest Income for the Three Months Ended March 31,

(In thousands, except percentages)

	2005			2004
	Average Balance	Interest	Yield/ rate	Average Balance	Interest	Yield/ rate
Interest-earning assets:
Taxable securities	$24,174	$234	3.93%	$27,705	$266	3.86%
Nontaxable securities (1)	3,744	53	5.74	3,756	54	5.71
Loans receivable (1)	148,049	2,288	6.27	133,142	2,186	6.58
Federal funds sold	—	—	—	2,494	5	0.80

Total interest-earning assets	175,967	2,575	5.93	167,097	2,511	6.03

Noninterest-earning assets	15,025			14,765

Total Assets	$190,992			$181,862

Interest-bearing liabilities:
NOW	$13,051	$12	0.37%	$13,357	$15	0.44%
Savings	58,176	56	0.39	61,310	60	0.39
Time deposits	45,543	258	2.30	45,629	233	2.05
Short-term borrowings	12,032	78	2.63	4,793	12	1.01
Long-term borrowings	2,549	25	3.98	1,125	13	4.77

Total interest-bearing liabilities	131,351	429	1.32%	126,414	333	1.06%

Noninterest-bearing liabilities:
Noninterest-bearing checking accounts	39,207			36,000
Other liabilities	1,113			1,463

Total liabilities	171,671			163,877
Shareholders’ equity	19,321			17,985

Total liabilities and shareholders’ equity	$190,992			$181,862

Net interest income, interest rate spread (1)		$2,146	4.61%		$2,178	4.97%

Net interest margin (net interest as a percent of average interest-earning assets (1)			4.95%			5.23%

Average interest-earning assets to interest-bearing liabilities	133.97%			132.18%

(1)	calculated on a fully taxable equivalent basis

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Average Balance Sheets and Analysis of Net Interest Income for the Nine Months Ended March 31,

(In thousands, except percentages)

	2005			2004
	Average Balance	Interest	Yield/ rate	Average Balance	Interest	Yield/ rate
Interest-earning assets:
Taxable securities	$25,462	$731	3.82%	$26,275	$677	3.43%
Nontaxable securities (1)	3,799	168	5.89	3,685	159	5.74
Loans receivable (1)	145,184	6,933	6.36	129,734	6,744	6.92
Federal funds sold	261	3	1.53	7,294	51	0.93

Total interest-earning assets	174,706	7,835	5.97	166,988	7,631	6.08

Noninterest-earning assets	14,984			15,146

Total Assets	$189,690			$182,134

Interest-bearing liabilities
NOW	$14,643	$64	0.58%	$13,358	$37	0.37%
Savings	59,066	171	0.39	60,911	199	0.44
Time deposits	44,443	712	2.13	46,862	870	2.47
Short-term borrowings	6,141	119	1.69	5,181	40	1.03
Long-term borrowings	5,857	80	4.04	909	40	5.91

Total interest-bearing liabilities	130,150	1,146	1.17%	127,221	1,186	1.24%

Noninterest-bearing liabilities:
Noninterest-bearing checking accounts	39,317			35,607
Other liabilities	1,220			1,542

Total liabilities	170,687			164,370
Shareholders’ equity	19,003			17,764

Total liabilities and shareholders’ equity	$189,690			$182,134

Net interest income, interest rate spread (1)		$6,689	4.80%		$6,445	4.84%

Net interest margin (net interest as a percent of average interest-earning assets (1)			5.10%			5.14%

Average interest-earning assets to interest-bearing liabilities	134.23%			131.26%

(1)	calculated on a fully taxable equivalent basis

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

(Dollars in thousands, except per share data)

Provision for Loan Losses

The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable credit losses inherent in the Bank’s loan portfolio, which have been incurred at each balance sheet date. The provision for loan losses decreased $263, or 77.4%, to $77 for the nine month period ended March 31, 2005 compared to $340 for the same period last year. The decreased provision for loan losses for the nine month period ended March 31, 2005 resulted from a review of the allowance for loan losses and a review of non-performing loans. Non-performing loans as a percentage of total loans declined from 2.12% as of March 31, 2004 to 1.34% as of March 31, 2005. Net charge-offs were $357 during the nine months ended March 31, 2005, compared to $261 for the same period last year. A majority of the charge-offs for the nine months ended March 31, 2005 were isolated to a single borrower and were specifically allocated for within the allowance for loan loss in a prior period when the probable loss had been identified.

Non-Interest Income

Non-interest income increased 5.2% during the third fiscal quarter of 2005, up $27 compared to the same quarter last year. The third fiscal quarter of 2005 included gains on the sale of securities of $31. Within non-interest income, other income increased by 13.3% during the third fiscal quarter of 2005, up $21 compared to the same quarter last year. Other income included a gain of $111 from the sale of other real estate acquired through loan foreclosures, which was offset by a $60 expense on the write down of a building in anticipation of its disposal. A new building is being constructed for the Bank’s Hanoverton branch. Once the new building is complete, the existing structure will be disposed of.

Non-interest income was $1,735 for the nine months ended March 31, 2005, increasing 2.2% from $1,698 during the same period last year.

Non-Interest Expense

Non-interest expense increased 5.2%, to $1,971 during the third fiscal quarter of 2005, compared to $1,873 during the same quarter last year.

Non-interest expense for the nine months ended March 31, 2005 increased 2.5%, to $5,866, compared to $5,721 for the same period last year. Within non-interest expense, consulting and professional fees increased by $143 for the nine months ended March 31, 2005 as the Corporation has reorganized and has begun to position itself for future growth. Salaries and employee benefits remained relatively stable for the nine months ended March 31, 2005 compared to the same period last year. Salaries and employee benefits expense recorded during the nine months ended March 31, 2004 included a non-recurring pretax charge of $200 relating to separation pay for the former president and other senior management personnel.

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

(Dollars in thousands, except per share data)

Income Taxes

Income tax expense for the three months ended March 31, 2005 decreased $25, to $195 from $220, compared to the same period in 2004. The effective tax rate was 30.5% for the current quarter and for the same quarter last year. The provision for income taxes for the nine months ended March 31, 2005 increased $127 to $730 from $603 for the same period in 2004. The effective tax rate for the nine months ended March 31, 2005 was 30.3% as compared to 30.0% for the same period in 2004. The effective tax rate differed from the federal statutory rate principally as a result of tax-exempt income from obligations of states and political subdivisions, loans and earnings on bank owned life insurance.

Financial Condition

Total assets at March 31, 2005 were $189,083 compared to $186,237 at June 30, 2004, an increase of $2,846 or 1.5%. Loan receivables increased $7,775 from $140,145 at June 30, 2004 to $147,920 at March 31, 2005. Commercial loans increased $8,906, or 13.8%, and this increase was partially offset by a decline of $1,949, or 3.0%, in residential real estate loans. The increase in commercial loans was comprised primarily of variable rate commercial real estate loans with repricing schedules from one to five years. The Corporation has identified loans to small businesses mainly secured by real estate as an area of the market that provides growth opportunities. Additional personnel and systems have been added to analyze the commercial loan portfolio in order to take advantage of the growth opportunities and to manage the risk profile of the portfolio.

Available for sale securities have decreased by 13.9% from $30,141 at June 30, 2004 to $25,948 at March 31, 2005. The decline in available for sale securities has been part of management’s overall strategy and the funds have been used to fund loan growth.

Total shareholders’ equity increased $992 from June 30, 2004, to $19,102 as of March 31, 2005. This increase was a combination of net income for the period, offset by cash dividends paid and a decrease in value of available for sale securities.

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

(Dollars in thousands, except per share data)

Non-Performing Assets

The following table presents the aggregate amounts of non-performing assets and respective ratios as of the dates indicated.

	March 31, 2005	June 30, 2004	March 31, 2004
Non-accrual loans	$1,643	$2,092	$2,511
Loans past due over 90 days and still accruing	342	178	327

Total non-performing loans	1,985	2,270	2,838
Other real estate owned	603	585	746

Total non-performing assets	$2,588	$2,855	$3,584

Non-performing loans to total loans	1.34%	1.62%	2.12%

Allowance for loan losses to total non-performing loans	74.20	77.22	62.16

Loans 90 days or more past due and still accruing to total loans	0.23	0.13	0.24

Following is a breakdown of non-accrual loans as of March 31, 2005 by collateral:

March 31, 2005
Commercial non-mortgage collateral	$8
Farmland	20
1-4 family residential properties	1,615

Total	$1,643

As of March 31, 2005, impaired loans totaled $1,099, of which $892 was included in non-accrual loans. Commercial and commercial real estate loans are classified as impaired if full collection of principal and interest, in accordance with the terms of the loan documents, is not probable. Impaired loans and non-performing loans have been considered in management’s analysis of the appropriateness of the allowance for loan losses. Management and the Board of Directors are closely monitoring these loans and believe that the prospects for recovery of principal and interest, less identified specific reserves, are good.

Liquidity

The objective of liquidity management is to ensure adequate cash flows to accommodate the demands of our customers and provide adequate flexibility for the Corporation to take advantage of market opportunities under bother normal operating conditions and under unpredictable circumstances of industry or market stress. Cash is used to fund loans, purchase investments, fund the maturity of liabilities, and at times to fund deposit outflows and operating activities. The Corporation’s principal sources of funds are deposits; amortization and prepayments of loans; maturities, sales and principal receipts from securities; borrowings; and operations. Management considers the asset position of the Corporation to be sufficiently liquid to meet normal operating needs and conditions. The Corporation’s earning assets are mainly comprised of loans and investment

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

(Dollars in thousands, except per share data)

securities. Management continually strives to obtain the best mix of loans and investments to both maximize yield and insure the soundness of the portfolio, as well as to provide funding for loan demand as needed.

The Corporation offers several deposit products to its customers. The rates offered by the Corporation and the fees charged for these products are competitive with others available currently in the market area. Interest rates on savings deposits have remained at historical low levels, while rates on demand deposits and time deposits have increased in recent months due to current market conditions.

To provide an additional source of liquidity, the Corporation has entered into an agreement with the Federal Home Loan Bank (FHLB) of Cincinnati to obtain funding for loans. At March 31, 2005, FHLB balances totaled $9,247 as compared with $6,757 at June 30, 2004. The Corporation considers the FHLB to be a reliable source of liquidity funding, secondary to its deposit base.

Jumbo time deposits (those with balances of $100 thousand and over) increased from $7,307 at June 30, 2004 to $14,316 at March 31, 2005. These deposits are monitored closely by the Corporation and priced on an individual basis. When these deposits are from a municipality, certain bank-owned securities are pledged to guarantee the safety of those deposits as required by Ohio law. The Corporation has on occasion used a fee paid broker to obtain these types of funds from outside its normal service area as an additional source of funding. The Corporation however, does not rely upon these deposits as a primary source of funding. Although management monitors interest rates on an ongoing basis, a quarterly rate sensitivity report is used to determine the effect of interest rate changes on the financial statements. In the opinion of management, enough assets or liabilities could be repriced over the near term (up to three years) to compensate for such changes. The spread on interest rates, or the difference between the average earning assets and the average interest-bearing liabilities, is monitored quarterly. It is the Corporation’s goal to maintain this spread at better than 4.0%. The spread, on a taxable equivalent basis for the nine month periods ended March 31, 2005 and 2004, were 4.80% and 4.84%, respectively and for the fiscal year ended June 30, 2004 was 4.82%.

Capital Resources

The following table presents the capital ratios of Consumers Bancorp, Inc.

	March 31, 2005	June 30, 2004
Total adjusted average assets for leverage ratio	$189,896	$186,722
Risk-weighted assets and off-balance-sheet financial instruments for capital ratio	144,623	128,274
Tier I capital	18,274	17,106
Total risk-based capital	19,747	18,711

Leverage Ratio	9.6%	9.2%
Tier I capital ratio	12.6	13.3
Total capital ratio	13.7	14.6

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

(Dollars in thousands, except per share data)

Capital ratios applicable to Consumers National Bank at March 31, 2005 were as follows:

	Leverage	Tier I Capital	Total Risk-based Capital
Regulatory Capital Requirements
Minimum	4.0%	4.0%	8.0%
Well-capitalized	5.0	6.0	10.0
Bank Subsidiary
Consumers National Bank	9.5	12.5	13.5

The Corporation and subsidiary Bank are subject to various regulatory capital requirements administered by federal regulatory agencies. Capital adequacy guidelines and prompt corrective-action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the Corporation’s financial statements. The Bank is considered well capitalized under the Federal Deposit Insurance Act at March 31, 2005. Management is not aware of any matters occurring subsequent to March 31, 2005 that would cause the Bank’s capital category to change.

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

The Company has identified determining the appropriateness of the allowance for loan losses as a critical accounting policy and an understanding of this policy is necessary to understand the financial statements. Critical accounting policies are those policies that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Footnote one (Allowance for Loan Losses), footnote three (Loans) and Management Discussion and Analysis of Financial Condition and Results from Operation (Critical Accounting Policies and Allowance for Estimated Losses) of the 2004 Annual Report and Form 10-K provide detail with regard to the Corporation’s accounting for the allowance for loan losses. There have been no significant changes in the application of accounting policies since June 30, 2004.

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

The following table presents an analysis of the potential sensitivity of the Bank’s annual net interest income and present value of the Bank’s financial instruments to a sudden and sustained increase and decrease change in market interest rates of 200 and 100 basis points:

	Maximum Change 2004	Guidelines
One Year Net Interest Income Change
+200 Basis Points	(1.8)%	16%
+100 Basis Points	(1.6)%	8%
-100 Basis Points	(1.5)%	8%
Net Present Value of Equity Change
+200 Basis Points	(15.2)%	30%
+100 Basis Points	(8.1)%	20%
-100 Basis Points	9.1%	20%

The projected volatility of net interest income and net present value of equity shown in the table falls within Board of Directors guidelines in right hand column.

CONSUMERS BANCORP, INC.

Item 4 – Controls and Procedures

As of March 31, 2005, an evaluation was carried out under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer/Acting Chief Financial Officer, of the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Chief Executive Officer/Acting Chief Financial Officer concluded that, as of March 31, 2005, the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation, in reports that it files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in the Corporation’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect its internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

None

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
January 1, 2005 – January 31, 2005	—	—	—
February 1, 2005 – February 28, 2005	—	—	—
March 1, 2005 – March 31, 2005	2,837	18.42	—

	2,837	18.42	—

The above shares were purchased on the open-market.

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Submission of Matters to a Vote of Security Holders

None

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

CONSUMERS BANCORP, INC.
(Registrant)

Date: May 13, 2005	/s/ Steven L. Muckley
Steven L. Muckley
President, Chief Executive Officer &
Acting Chief Financial Officer