Form 10-K
period 2005-06-30
CONSUMERS BANCORP INC /OH/
filed 2005-09-15
CIK 1006830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2005

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

Common Shares, no par value

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Based on the closing sales price on December 31, 2004, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $26,608,390.

The number of shares outstanding of the Registrant’s common stock, without par value was 2,143,444 at September 1, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Certain specifically designated portions of Consumers Bancorp, Inc.’s definitive Proxy Statement dated September 15, 2005 for its 2005 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1—BUSINESS

Business

Consumers Bancorp, Inc. (the “Corporation”), is a bank holding company under the Bank Holding Company Act of 1956, as amended and is a registered bank holding company, incorporated under the laws of the State of Ohio. The Corporation owns all of the issued and outstanding capital stock of Consumers National Bank (the “Bank”), a bank chartered under the laws of the United States of America. On February 28, 1995, the Corporation acquired all of the common stock issued by the Bank. The Corporation’s activities have been limited primarily to holding the common stock of the Bank.

Serving the Minerva, Ohio area since 1965, the Bank’s main office is located at 614 East Lincoln Way, Minerva, Ohio. The Bank’s business involves attracting deposits from businesses and individual customers and using such deposits to originate commercial, mortgage and consumer loans in its market area, consisting primarily of Stark, Columbiana, Carroll and contiguous counties in Ohio. The Bank also invests in securities consisting primarily of U.S. government and government agency obligations, municipal obligations, mortgage-backed securities and other securities.

On October 1, 2004 the Bank sold Community Title Agency, Inc., a title agency company. The subsidiary accounted for less than 2% of the Corporation’s consolidated assets and business.

Supervision and Regulation

Regulation of the Corporation:

The Bank Holding Company Act: As a bank holding company, the Corporation is subject to regulation under the Bank Holding Company Act of 1956, as amended (BHCA) and the examination and reporting requirements of the Board of Governors of the Federal Reserve System (Federal Reserve Board). Under the BHCA, the Corporation is subject to periodic examination by the Federal Reserve Board and required to file periodic reports regarding its operations and any additional information that the Federal Reserve Board may require.

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

Sarbanes-Oxley Act: The Sarbanes-Oxley Act of 2002 contains important requirements for public companies in the area of financial disclosure and corporate governance. In accordance with section 302(a) of the Sarbanes-Oxley Act, written certifications by the Corporation’s Chief Executive Officer and Chief Financial Officer are required. These certifications attest that the Corporation’s quarterly and annual reports filed with the SEC do not contain any untrue statement of a material fact or omit to state a material fact. See Item 9A “Controls and Procedures” for the Corporation’s evaluation of its disclosure controls and procedures.

Regulation of the Bank:

Office of the Comptroller of the Currency and Federal Deposit Insurance Corporation Regulation: As a national bank, Consumers National Bank is subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (OCC). It is also subject to regulation, supervision and examination by the Federal Deposit Insurance Corporation (FDIC).

Under regulations promulgated by the OCC, the Bank may not declare a dividend in excess of its undivided profits. Additionally, the Bank may not declare a dividend if the total amount of all dividends, including the proposed dividend, declared by the Bank in any calendar year exceeds the total of its retained net income of that year to date, combined with its retained net income of the two preceding years, unless the dividend is approved by the OCC. The Bank may not declare or pay any dividend if, after making the dividend, the Bank would be “undercapitalized,” as defined in the federal regulations.

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

In addition to the supervision and regulation matters listed above, the Bank is also a member of the Federal Home Loan Bank of Cincinnati (FHLB), which is a privately capitalized, government sponsored enterprise that expands housing and economic development opportunities throughout the nation by providing loans and other banking services to community-based financial institutions.

Capital Guidelines: The Federal Reserve Board has adopted risk-based capital guidelines to evaluate the adequacy of capital of bank holding companies and state member banks. The guidelines involve a process of assigning various risk weights to different classes of assets, then evaluating the sum of the risk-weighted balance sheet structure against the holding company’s capital base. Failure to meet capital guidelines could subject a banking institution to various penalties, including termination of FDIC deposit insurance. The Bank had risk-based capital ratios above minimum requirements at June 30, 2005.

Community Reinvestment Act: The Community Reinvestment Act requires depository institutions to assist in meeting the credit needs of their market areas, including low and moderate-income areas, consistent with safe and sound banking practices. Under this Act, each institution is required to adopt a statement for each of its market areas describing the depository institution’s efforts to assist in its community’s credit needs. Depository institutions are periodically examined for compliance and assigned ratings. Banking regulators consider these ratings when considering approval of a proposed transaction by an institution.

In 2001, Congress enacted the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA Patriot Act) Act of 2001 (Patriot Act). The Patriot Act is designed to deny terrorists and criminals the ability to obtain access to the United States’ financial system and has significant implications for depository institutions, brokers, dealers, and other businesses involved in the transfer of money. The Patriot Act mandates financial services companies to implement additional policies and procedures with respect to additional measures designed to address any or all of the following matters: money laundering, terrorist financing, identifying and reporting suspicious activities and currency transactions, and currency crimes.

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

The Corporation is not aware of any current recommendations by regulatory authorities that, if they were to be implemented, would have a material effect on the Corporation. In addition, the Corporation is not aware of any exposure to material costs associated with environmental hazardous waste cleanup. Bank loan procedures require Environmental Protection Agency studies be obtained by Bank management prior to approving any commercial real estate loan with such potential risk.

Employees

As of June 30, 2005, the Bank employed 98 full-time and 29 part-time employees.

Statistical Disclosure

The following statistical information is included on the indicated pages of this Report and is incorporated herein by reference:

Average Consolidated Balance Sheet And Net Interest Margin	9
Interest Rates and Interest Differential	10
Book Values Of Securities	12
Maturities And Weighted-Average Yield Of Securities	13
Loan Types	13
Selected Loan Maturities And Interest Sensitivity	14
Non-accrual, Past Due And Restructured Loans And Other Nonperforming Assets	14
Potential Problem Loans	15
Summary Of Loan Loss Experience	15
Assignment Of Allowance For Loan Losses	15 – 16
Average Amount And Average Rate Paid On Deposits	16
Time Deposits Of $100,000 Or More	16
Short-Term Borrowings	17 and 33
Selected Consolidated Financial Data	6

Available Information

The Corporation files annual, quarterly, and current reports, proxy statements, and other information with the SEC. These filings are available to the public over the Internet at the SEC’s web site at www.sec.gov. Shareholders may also read and copy any document that the Corporation files at the SEC’s public reference room located at 450 Fifth Street, NW, Washington, DC 20549. Shareholders may call the SEC at 1-800-SEC-0330 for further information on the public reference room.

Shareholders may request a copy of any of the Corporation’s filings at no cost by writing or e-mailing the Corporation at the following address or e-mail address: Consumers Bancorp, Inc., Attn: Theresa J. Linder, 614 East Lincoln Way, Minerva, Ohio 44657 or e-mail to shareholderrelations@consumersbank.com. The Corporation’s Code of Ethics for Directors and Executive Officers is available in Exhibit 14 to the Corporation’s 2004 Annual Report on Form 10-K filed on September 27, 2004.

ITEM 2—PROPERTIES

The Bank owns and maintains the premises in which seven of the nine banking facilities are located, and leases offices in Carrollton and Alliance. The location of each of the currently operating offices is as follows:

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

In the opinion of management, the properties listed above are adequately covered by insurance.

ITEM 3—LEGAL PROCEEDINGS

The Corporation is not a party to any pending material legal or administrative proceedings, other than ordinary routine litigation incidental to the business of the Corporation. Further, there are no material legal proceedings in which any director, executive officer, principal shareholder or affiliate of the Corporation is a party or has a material interest that is adverse to the Corporation. No routine litigation in which the Corporation is involved is expected to have a material adverse impact on the financial position or results of operations of the Corporation.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Nothing to be reported.

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation had 2,143,444 common shares outstanding on June 30, 2005 with 686 shareholders of record and an estimated 270 additional beneficial holders whose stock was held in nominee name.

The common shares of Consumers Bancorp, Inc. are traded on the over-the-counter market primarily with brokers in the Corporation’s service area. The following quoted market prices reflect inter-dealer prices, without adjustments for retail markups, markdowns, or commissions and may not represent actual transactions. The market prices represent highs and lows reported during the quarterly period.

Quarter Ended	September 30, 2004	December 31, 2004	March 31, 2005	June 30, 2005
High	$23.25	$22.00	$19.25	$18.65
Low	18.75	19.00	17.50	16.75
Cash dividends paid per share	0.09	0.09	0.09	0.09

Quarter Ended	September 30, 2003	December 31, 2003	March 31, 2004	June 30, 2004
High	$23.50	$24.30	$24.50	$23.79
Low	22.25	23.10	23.10	23.00
Cash dividends paid per share	0.08	0.08	0.09	0.09

Management does not have knowledge of the prices paid in all transactions and has not verified the accuracy of those prices that have been reported. Because of the lack of an established market for the Corporation’s common shares, these prices may not reflect the prices at which the common shares would trade in an active market. See Note 1 for dividend restrictions.

ITEM 6—SELECTED FINANCIAL DATA

Five-Year Selected Data

(Dollar amounts in thousands, except per share data)

	June 30, 2005	June 30, 2004	June 30, 2003	June 30, 2002	June 30, 2001
Interest income	$10,384	$10,066	$11,618	$13,614	$13,949
Interest expense	1,595	1,554	2,681	4,278	5,356

Net interest income	8,789	8,512	8,937	9,336	8,593
Provision for loan losses	122	381	414	917	663

Net interest income after provision for loan losses	8,667	8,131	8,523	8,419	7,930
Other income	2,298	2,299	2,258	1,821	1,697
Other expense	8,175	7,432	7,621	7,008	6,679

Income before income taxes	2,790	2,998	3,160	3,232	2,948
Income taxes	835	915	955	996	901

Net income	$1,955	$2,083	$2,205	$2,236	$2,047

Basic earnings per share	$0.91	$0.97	$1.03	$1.04	$0.95
Cash dividends paid	$772	$730	$730	$688	$652
Weighted average number of shares outstanding	2,145,432	2,146,281	2,146,281	2,149,597	2,149,395

Total assets	$191,180	$186,237	$182,067	$184,704	$172,272
Securities available-for-sale	24,887	30,141	24,282	33,360	18,993
Loans	149,662	140,145	124,660	125,122	132,802
Allowance for loan losses	1,523	1,753	1,685	1,668	1,552
Deposits	162,499	154,768	157,502	160,068	152,696
Federal Home Loan Bank advances	2,335	6,757	822	2,153	2,253
Total shareholders’ equity	19,297	18,110	17,268	15,820	14,217

Return on Average Assets	1.03%	1.13%	1.21%	1.22%	1.23%
Return on Average Equity	10.24	11.65	13.11	14.85	15.33
Dividend Payout Ratio	39.49	35.05	33.11	30.77	31.85
Average Equity to Average Assets	10.04	9.74	9.23	8.24	7.99

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share data)

For a comprehensive understanding of the Corporation’s financial condition and performance, this discussion should be read in conjunction with the Consolidated Financial Statements, accompanying notes, and other information contained elsewhere herein.

General

The following is management’s analysis of the Corporation’s financial condition and results of operations as of and for the year ended June 30, 2005, compared to prior years. This discussion is designed to provide a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

Forward-Looking Statements

All statements set forth in this discussion or future filings by the Corporation with the Securities and Exchange Commission, or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, that are not historical in nature, including statements as to the Corporation’s expectations, beliefs and strategies regarding the future, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may involve risks and uncertainties that are difficult to predict, may be beyond the Corporation’s control and could cause actual results to differ materially from those described in such statements. Although the Corporation believes that the expectations reflected in such forward-looking statements are reasonable, the Corporation can give no assurance that such expectations will prove to be correct. The forward-looking statements included in this discussion speak only as of the date of this Form 10-K, and, except as required by law, the Corporation undertakes no obligation to update these forward-looking statements to reflect subsequent events or circumstances. Important factors that could cause actual results to differ materially from those suggested by these forward-looking statements and that could adversely affect the Corporation’s performance include, but are not limited to: regional and national economic conditions, changes in levels of market interest rates, credit risks of lending activities and competitive and regulatory factors.

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

Comparison of Results of Operations for the Years Ended June 30, 2005, June 30, 2004 and June 30, 2003

Net Income. Net income was $1,955 for the fiscal year 2005, a decrease of $128, or 6.1%, compared to the same period last year. Net income for 2005 was impacted by charges of $217, or $143 after-tax, related to asset disposals, impairment and additional depreciation expense as old ATM and computer equipment was replaced and certain assets were fully depreciated as a result of a change in their estimated useful lives. Additionally, net income was impacted by higher consulting and professional fees as the Corporation has reorganized and begun to position itself for future growth. Net income was $2,083 for the fiscal year 2004, a decrease of $122, or 5.5%, compared to the same period in 2003. Net income for 2004 included a reduction of $46 resulting from separation pay to senior management personnel and reductions of $67 for expenses, valuation allowances, and losses from other real estate owned. Net income for 2003 included a reduction of $131 due to the loss on the sale of the Lisbon, Ohio bank office. A new office was constructed on Dickey Drive in Lisbon, which consolidated the Lisbon branch operations from the downtown facility and remote drive thru facility.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS—(continued)

(Dollars in thousands, except per share data)

Net Interest Income. Net interest income, the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the largest component of the Corporation’s earnings. Net interest income is affected by changes in the volumes, rates and composition of interest-earning assets and interest-bearing liabilities. Net interest margin is calculated by dividing net interest income on a fully tax equivalent basis (FTE) by total interest-earning assets. FTE income includes tax-exempt income, restated to a pre-tax equivalent, based on the statutory federal income tax rate. All average balances are daily average balances. Non-accruing loans are included in average loan balances.

Net interest income for the year of 2005 was $8,789, an increase of $277, or 3.3%, from $8,512 in the year of 2004. Net interest income for the year of 2004 was $8,512, a decrease of $425, or 4.8%, from $8,937 in the year of 2003. The increase in net interest income from 2004 was primarily attributable to a $6,307 increase in average interest-earning assets. The Corporation’s net interest margin for the year ended June 30, 2005 was 5.07%, a decrease of 3 basis points from 2004 and the net interest margin declined by 32 basis points from 2003 to 2004. The decline in the net interest margin was primarily due to the Corporation’s yield on average interest-earning assets declining to 5.98% for 2005 from 6.02% for 2004 and from 7.03% for 2003. The decrease in the yield on average interest-earning assets was primarily impacted by sustained lower market rates throughout 2003 and the first six months of 2004. As a result of the lower market rates, a large portion of the loan portfolio automatically repriced or borrowers chose to refinance to lower rates. Even with the declines, the Corporation’s net interest margin remains higher than most other banks in Ohio due to maintaining a higher than average commercial mortgage portfolio and due to the low cost of funds.

Net Interest Income Year ended June 30,	2005	2004	2003
Net interest income	$8,789	$8,512	$8,937
Taxable equivalent adjustments to net interest	88	90	84

Net interest income, fully taxable equivalent	$8,877	$8,602	$9,021

Net interest margin	5.02%	5.05%	5.37%
Taxable equivalent adjustment	0.05	0.05	0.05

Net interest margin, fully taxable equivalent	5.07%	5.10%	5.42%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS—(continued)

(Dollars in thousands, except per share data)

Three-Year Average Balance Sheet and Net Interest Margin

	2005			2004			2003
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest earning assets:
Taxable securities	$24,768	$945	3.82%	$26,740	$942	3.52%	$27,627	$1,127	4.08%
Nontaxable Securities (1)	3,773	217	5.75	3,823	217	5.68	3,042	191	6.28
Loans receivable (1)	146,255	9,306	6.36	131,411	8,934	6.80	124,893	10,235	8.20
Federal funds sold	221	4	1.81	6,736	63	0.94	10,904	144	1.32

Total Interest earning Assets	175,017	10,472	5.98	168,710	10,156	6.02	166,466	11,697	7.03
Non-interest earning Assets	15,034			14,868			15,877

Total Assets	$190,051			$183,578			$182,343

Interest bearing liabilities:
NOW	$14,413	$78	0.54%	$14,059	$69	0.49%	$13,202	$128	0.97%
Savings	58,407	228	0.39	61,004	258	0.42	59,282	548	0.92
Time deposits	45,074	1,004	2.23	46,375	1,092	2.36	53,019	1,831	3.45
Short-term borrowings	6,176	80	1.30	5,427	66	1.22	4,838	75	1.55
FHLB advances	6,184	205	3.32	1,386	69	4.98	1,563	94	6.01

Total interest bearing liabilities	130,254	1,595	1.22	128,251	1,554	1.20	131,904	2,676	2.03

Non-interest bearing liabilities	40,707			37,445			33,617

Total liabilities	170,961			165,696			165,521
Shareholders’ equity	19,090			17,882			16,822

Total liabilities and Shareholders’ equity	$190,051			$183,578			$182,343

Net interest income, interest rate spread (1)		$8,877	4.76%		$8,602	4.82%		$9,021	5.00%
Net interest margin (net interest as a percent of average interest earning assets) (1)			5.07%			5.10%			5.42%
Average interest earning assets to interest bearing liabilities			134.37%			131.55%			126.20%

(1)	calculated on a fully taxable equivalent basis

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS—(continued)

(Dollars in thousands, except per share data)

The following table presents the changes in the Corporation’s interest income and interest expense resulting from changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities. Changes attributable to both rate and volume that cannot be segregated have been allocated in proportion to the changes due to rate and volume.

INTEREST RATES AND INTEREST DIFFERENTIAL

	2005 Compared to 2004 Increase / (Decrease)			2004 Compared to 2003 Increase / (Decrease)
	Total Change	Change due to Volume	Change due to Rate	Total Change	Change due to Volume	Change due to Rate
	(In thousands)
Interest earning assets:
Taxable securities	$3	$(69)	$72	$(185)	$(36)	$(149)
Nontaxable securities (1)	—	(3)	3	26	49	(23)
Loans receivable (2)	372	1,009	(637)	(1,303)	532	(1,835)
Federal funds sold	(59)	(61)	2	(81)	(55)	(26)

Total interest income	316	876	(560)	(1,543)	490	(2,033)

Interest bearing liabilities:
NOW accounts	9	2	7	(59)	8	(67)
Savings deposits	(30)	(11)	(19)	(290)	16	(306)
Time deposits	(88)	(31)	(57)	(739)	(229)	(510)
Short-term borrowings	14	9	5	(9)	9	(18)
FHLB advances	136	239	(103)	(25)	(11)	(14)
Other	—	—	—	(5)	(5)	—

Total interest expense	41	208	(167)	(1,127)	(212)	(915)

Net interest income	$275	$668	$(393)	$(416)	$702	$(1,118)

(1)	Nontaxable income is adjusted to a fully tax equivalent basis utilizing a 34% tax rate.
(2)	Nonaccrual loan balances are included for purposes of computing the rate and volume effects although interest on these balances has been excluded.

Provision for Loan Losses. The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable credit losses inherent in the Corporation’s loan portfolio, which have been incurred at each balance sheet date. The provision for loan losses decreased to $122 in fiscal year 2005 compared to $381 in fiscal year 2004 and $414 in fiscal year 2003. The decreased provision for loan losses for the twelve month period ended June 30, 2005 resulted from a review of the allowance for loan losses and a review of non-performing loans. Non-performing loans as a percentage of total loans declined from 1.62% as of June 30, 2004 to 1.33% as of June 30, 2005. Net charge-offs were $352 during fiscal year 2005, compared to $313 for the same period last year. A majority of the charge-offs for 2005 were isolated to a single borrower and were specifically allocated for within the allowance for loan loss in a prior period when the probable loss had been identified. The allowance for loan losses as a percentage of total loans decreased to 1.02% as of June 30, 2005 from 1.25% as of June 30, 2004. This decline was primarily a result of the charge-off in 2005 of the commercial credit that had been specifically allocated for within the allowance for loan loss in a prior period. The decreased provision for loan losses in fiscal year 2004 was attributable to the continued stabilization of the loan portfolio and the decline in net charge-offs from $397 in fiscal year 2003 to $313 for fiscal year 2004.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS—(continued)

(Dollars in thousands, except per share data)

Other Income. Total other income primarily includes service charges on deposits and other miscellaneous income. Total other income of $2,298 for the year ended June 30, 2005 was relatively flat compared to the $2,299 for the year ended June 30, 2004 and an increase of $40, or 1.8%, over the $2,258 for the year ended June 30, 2003. Gains recognized on the sale of securities totaled $66 during 2005 and there were no gains recognized in 2004 or 2003. Gains recognized on the sale of other real estate owned, which represents property acquired by the Corporation as a result of foreclosure, or by deed in lieu of foreclosure, totaled $136 during 2005 and there were no such gains recognized in 2004 and $10 during 2003. Other income of $552 for 2005 was a decline of $149 from 2004 and $234 from 2003 and was mainly due to the sale of Community Title Agency, Inc., which the Bank sold on October 1, 2004.

Other Expense. Other expense totaled $8,175 for the year ended June 30, 2005, an increase of $743, or 10.0% from $7,432 for the year ended June 30, 2004, which had decreased $189, or 2.5%, from $7,621 for the year ended June 30, 2003.

Salary and benefits expense increased $265, or 7.2%, during the fiscal year ended June 30, 2005 and increased $66, or 1.8%, during the fiscal year ended June 30, 2004. The increase for 2005 was the result of several key management positions that were vacant in 2004 being filled in 2005. The increase for 2004 was the result of a realignment of senior management personnel during the year and included $180 separation pay to the former Bank president, $150 reduction in the salary continuation plan, and $40 separation pay to other senior management personnel.

The decrease in occupancy expense in 2004 was primarily due to the reduction of lease expenses and the reduction of maintenance costs associated with branch expansion activities during 2003. The amortization of the intangible is directly related to the purchase premium of the Lisbon, Ohio branch.

An expense of $167 was recognized in 2005 related to asset disposals and impairment as old ATM and computer equipment were replaced and due to the write down of a building in anticipation of its disposal. A new building is being constructed for the Bank’s Hanoverton branch. Once the new building is complete, the existing structure will be razed. During 2003, a non-recurring loss of $199 was recognized on the sale of the downtown Lisbon, Ohio branch office. A new branch office was built on Dickey Drive in Lisbon, allowing the closure of the downtown branch and offsite drive-thru unit.

In 2005, professional fees increased by $203 from 2004 as the Corporation has reorganized and begun to position itself for future growth. Professional fees for 2004 declined from 2003 by $107 due to various corporate governance and management issues that occurred during 2003.

Other expense totaled $1,571 for the year ended June 30, 2005, an increase of $186, from $1,319 for the year ended June 30, 2004. The increase in 2005 was primarily related to increased advertising expenses as the Corporation renewed its marketing efforts and losses incurred due to customer settlements primarily related to an altered check received from an outside party.

Income Tax Expense. The provision for income taxes totaled $835, $915 and $955 for the years ended June 30, 2005, 2004 and 2003, respectively. The change in income tax expense was primarily attributable to the decrease in income before income taxes and the change in the after tax effect of tax-exempt income and other items. The respective effective tax rates were 29.9%, 30.5% and 30.2%. The effective tax rate differed from the federal statutory rate principally as a result of tax-exempt income from obligations of states and political subdivisions, loans and earnings on bank owned life insurance.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS—(continued)

(Dollars in thousands, except per share data)

Financial Condition

Total assets at June 30, 2005 were $191,180 compared to $186,237 at June 30, 2004, an increase of $4,943 or 2.7%. The increase in total assets was due primarily to increased loan demand. Securities available-for-sale decreased $5,254, or 17.4%, while total loans receivable increased $9,517, or 6.8%. Growth in total loans was partially funded through the decline in available-for-sale securities, combined with an increase in total deposits. The growth in total loans was mainly within commercial, financial and agricultural loans. Residential real estate and construction loans decreased $2,603, or 3.8%, while commercial, financial and agricultural loans increased $11,453, or 17.8%, and consumer loans increased $667, or 10.1%.

Securities. The following table sets forth certain information regarding the amortized cost and fair value of the Corporation’s securities at the dates indicated.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2005
U.S. Treasury	$999	$—	$(5)	$994
Obligations of government sponsored entities	5,238	—	(71)	5,167
Obligations of state and political subdivisions	3,638	60	(1)	3,697
Mortgage-backed securities	15,096	20	(241)	14,875
Equity securities	154	—	—	154

Total securities	$25,125	$80	$(318)	$24,887

June 30, 2004
U.S. Treasury	$997	$—	$(5)	$992
Obligations of government sponsored entities	5,775	21	(94)	5,702
Obligations of state and political subdivisions	3,655	61	(36)	3,680
Mortgage-backed securities	19,738	92	(408)	19,422
Equity securities	299	46	—	345

Total securities	$30,464	$220	$(543)	$30,141

June 30, 2003
U.S. Treasury	$2,001	$18	$—	$2,019
Obligations of government sponsored entities	4,327	93	—	4,420
Obligations of state and political subdivisions	3,143	160	—	3,303
Mortgage-backed securities	14,062	184	(8)	14,238
Equity securities	279	3	—	282

Total securities	$23,812	$458	$(8)	$24,262

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS—(continued)

(Dollars in thousands, except per share data)

The following tables summarize the amounts and distribution of the Corporation’s securities held and the weighted average yields as of June 30, 2005:

	Amortized Cost	Fair Value	Average Yield / Cost
AVAILABLE-FOR-SALE
U.S. Treasury:
Over 3 months through 1 year	$999	$994	2.09%

Total U.S. Treasury	999	994	2.09
Obligations of government sponsored entities:
Over 1 year through 5 years	4,205	4,139	3.29
Over 5 years through 10 years	1,033	1,028	4.15

Total obligations of government sponsored entities	5,238	5,167	3.46
Obligations of state and political subdivisions:
Over 3 months through 1 year	311	313	6.50
Over 1 year through 5 years	904	924	6.62
Over 5 years through 10 years	2,165	2,199	5.44
Over 10 years	258	261	5.85

Total obligations of state and political subdivisions	3,638	3,697	5.86
Mortgage-backed securities:
3 months or less	3	3	2.06
Over 3 months through 1 year	156	157	5.00
Over 1 year through 5 years	14,937	14,715	3.98

Total mortgage-backed securities	15,096	14,875	3.99
Equity securities	154	154

Total securities	$25,125	$24,887	4.07%

The weighted average interest rates are based on coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount. The weighted average yield on tax-exempt obligations has been determined on a tax equivalent basis. Equity securities consist primarily of Federal Reserve Bank Stock and Bankers Bancshares, Inc. stock that bear no stated maturities and do not reflect principal prepayment assumptions. Average yields are based on amortized cost balances.

Excluding those holdings of the investment portfolio in U.S. Treasury securities and other government sponsored entities and corporations of the U.S. government, there were no investments in securities of any one issuer that exceeded 10% of the consolidated shareholders’ equity of the Registrant at June 30, 2005.

Loans. Major classifications of loans were as follows as of June 30:

	2005	2004	2003	2002	2001
Real estate—mortgage	$61,936	$65,242	$57,497	$56,716	$58,103
Real estate—construction	4,648	3,945	669	2,107	3,214
Commercial, financial and agricultural	75,815	64,362	58,484	53,535	53,187
Installment loans to individuals	7,263	6,596	8,240	13,029	18,574

Total Loans	$149,662	$140,145	$124,890	$125,387	$133,078

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS—(continued)

(Dollars in thousands, except per share data)

The following is a schedule of contractual maturities and repayments of real estate construction, commercial, financial and agricultural loans, as of June 30, 2005:

Due in one year or less	$5,774
Due after one year but within five years	9,336
Due after five years	65,353

Total	$80,463

The following is a schedule of fixed and variable rate real estate construction, commercial, financial and agricultural loans due after one year (variable rate loans are those loans with floating or adjustable interest rates) as of June 30, 2005:

	Fixed Interest Rates	Variable Interest Rates
Total real estate construction, commercial, financial and agricultural loans due after one year	$13,395	$61,294

Foreign Outstandings—There were no foreign outstandings during the periods presented. There are no concentrations of loans greater than 10% of total loans, which are not otherwise disclosed as a category of loans.

Allowance for Loan Losses. The allowance for loan losses balance and the provision charged to expense are judgmentally determined by management based upon the periodic review of the loan portfolio, an analysis of impaired loans, past loan loss experience, economic conditions, anticipated loan portfolio growth, and various other circumstances which are subject to change over time. In making this judgment, management reviews selected large loans as well as delinquent loans, nonaccrual loans, problem loans, and loans to industries experiencing economic difficulties. The collectibility of these loans is evaluated after considering the current financial position of the borrower, the estimated market value of the collateral, guarantees and the Corporation’s collateral position versus other creditors. Judgments, which are necessarily subjective, as to the probability of loss and the amount of such loss, are formed on these loans, as well as other loans in the aggregate.

Failure to receive principal and interest payments when due on any loan results in efforts to restore such loan to current status. Loans are classified as non-accrual when, in the opinion of management, full collection of principal and accrued interest is in doubt. The loans must be brought current and kept current for six sustained payments before being considered for removal from non-accrual status. Continued unsuccessful collection efforts generally lead to initiation of foreclosure or other legal proceedings. Property acquired by the Corporation as a result of foreclosure, or by deed in lieu of foreclosure, is classified as “other real estate owned” until such time as it is sold or otherwise disposed. As of June 30, 2005, one of the properties classified as other real estate owned is currently under a triple-net lease/purchase agreement with a tenant through 2007. It is anticipated that the tenant will purchase the land and building at the end of the lease at the agreed-upon price. Non-performing loans are either in the process of foreclosure or efforts are being made to work with the borrower to bring the loan current.

The following schedule summarizes non-accrual, past due, and impaired loans for the years ended June 30:

	2005	2004	2003	2002	2001
Non-accrual loans	$1,807	$2,092	$1,050	$829	$267
Accrual loans past due 90 days	190	178	39	552	73

Total non-performing loans	$1,997	$2,270	$1,089	$1,381	$340
Other real estate owned	524	585	35	—	—

Total non-performing assets	$2,521	$2,855	$1,124	$1,381	$340

Impaired Loans	$1,096	$797	$505	$456	$—

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS—(continued)

(Dollars in thousands, except per share data)

There were no restructured loans for the periods presented.

Potential Problem Loans—There were no loans, not otherwise identified above, included on management’s watch list which management has serious doubts as to the ability of such borrowers to comply with the loan repayment terms. Management’s watch list includes both loans which management has some doubt as to the borrowers’ ability to comply with the present repayment terms and loans which management is actively monitoring due to changes in the borrowers financial condition. These loans and their potential loss exposure have been considered in management’s analysis of the adequacy of the allowance for loan losses.

The following table summarizes the Corporation’s loan loss experience, and provides a breakdown of the charge-off, recovery and other activity for the years ended June 30:

	2005	2004	2003	2002	2001
Allowance for loan losses at beginning of year	$1,753	$1,685	$1,668	$1,552	$1,413
Loans charged off:
Real estate mortgage	—	84	56	174	73
Real estate construction	—	—	—	4	—
Commercial, financial and agricultural	344	86	32	17	79
Installment loans to individuals	161	283	515	740	493

Total charge offs	505	453	603	935	645

Recoveries:
Real estate mortgage	6	17	29	4	—
Real estate construction	—	—	—	—	—
Commercial, financial and agricultural	43	7	16	—	38
Installment loans to individuals	104	116	161	130	83

Total recoveries	153	140	206	134	121

Net charge offs	352	313	397	801	524
Provision for loan losses charged to operations	122	381	414	917	663

Allowance for loan losses at end of year	$1,523	$1,753	$1,685	$1,668	$1,552

The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios:

	Allocation of the Allowance for Loan Losses
	Allowance Amount	% of Loan Type to Total Loans	Allowance Amount	% of Loan Type to Total Loans
	June 30, 2005		June 30, 2004
Commercial, financial and agricultural	$662	50.7%	$639	46.0%
Installment loans to individuals	173	4.8	272	4.7
Real estate	580	44.5	676	49.3
Unallocated	108	—	166	—

Total	$1,523	100.0%	$1,753	100.0%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS—(continued)

(Dollars in thousands, except per share data)

	Allocation of the Allowance for Loan Losses
	Allowance Amount	% of Loan Type to Total Loans	Allowance Amount	% of Loan Type to Total Loans
	June 30, 2003		June 30, 2002
Commercial, financial and agricultural	681	46.8%	$680	42.7%
Installment loans to individuals	596	6.6	581	10.4
Real estate	302	46.6	241	46.9
Unallocated	106	—	166	—

Total	$1,685	100.0%	$1,668	100.0%

	June 30, 2001
Commercial, financial and agricultural	$662	40.0%
Installment loans to individuals	437	14.0
Real estate	287	46.0
Unallocated	166	—

Total	$1,552	100.0%

While management’s periodic analysis of the adequacy of the allowance for loan loss may allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-offs that occur.

Funding Sources. Total deposits increased $7,731 from $154,768 at June 30, 2004 to $162,499 at June 30, 2005. Non-interest bearing deposits increased $1,729, or 4.8%, from June 30, 2004 to June 30, 2005, while interest-bearing checking balances decreased $2,968, or 18.7%, for the same period. Time deposits increased $15,044, or 36.1%, and savings deposits decreased $6,074, or 10.0%, as clients took advantage of the higher rates being offered on time deposits.

The following is a schedule of average deposit amounts and average rates paid on each category for the periods included:

	Years Ended June 30,
	2005		2004		2003
	Amount	Rate	Amount	Rate	Amount	Rate
Non-interest bearing demand deposit	$40,707	—	$36,103	—	$31,770	—
Interest bearing demand deposit	14,413	0.54	14,059	0.49%	13,202	0.97%
Savings	58,407	0.39	61,004	0.42	59,282	0.92
Certificates and other time deposits	45,074	2.23	46,375	2.36	53,019	3.45

Total	$158,601	0.83%	$157,541	0.90%	$157,273	1.59%

The following table summarizes time deposits issued in amounts of $100 or more as of June 30, 2005 by time remaining until maturity:

Maturing in:
Under 3 months	$8,671
Over 3 to 6 months	3,396
Over 6 to 12 months	1,140
Over 12 months	5,348

Total	$18,555

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS—(continued)

(Dollars in thousands, except per share data)

See Note 7—Short-Term Borrowings to the Consolidated Financial Statements, for information concerning short-term borrowings.

Shareholders’ equity. Total shareholders’ equity increased $1,187 from $18,110 at June 30, 2004 to $19,297 at June 30, 2005. The increase is primarily due to net income of $1,955, which was partially offset by cash dividends paid of $772.

Liquidity

Management considers the asset position of the Bank to be sufficiently liquid to meet normal operating needs and conditions. The Bank’s earning assets are divided primarily between loans and available-for-sale securities, with any excess funds placed in federal funds sold on a daily basis.

The Bank groups its loan portfolio into three major categories: real estate loans; commercial, financial and agricultural loans; and consumer loans. The Bank’s real estate loan portfolio consists of three basic segments: conventional mortgage loans having fixed rates for terms not longer than fifteen years, variable rate home equity line of credit loans and fixed rate loans having maturity or renewal dates that are less than the scheduled amortization period. Real estate loan growth has decreased through the past year after several years of slow growth due to a decline in interest rates. Competition is very heavy in the Bank’s market for these types of loans, both from local and national lenders. The Bank became affiliated with third parties which allowed the Bank to offer attractive mortgage loan options to its customers. Commercial, financial and agricultural loans are comprised of both variable rate notes subject to daily interest rate changes based on the prime rate, and fixed rate notes having maturities of generally not greater than five years. These loans have increased during the past year, with outstanding balances rising by $11,453, or 17.4%. Personal loans offered by the Bank are generally written for periods of up to five years, based on the nature of the collateral. These may be either installment loans having regular monthly payments or demand type loans for short periods of time.

Funds not allocated to the Bank’s loan portfolio are invested in various securities having diverse maturity schedules. The majority of the Bank’s securities are held in U.S. Treasury securities or other securities issued by U.S. Government entities, mortgage-backed securities, and to a lesser extent, investments in tax free municipal bonds. Tax equivalent yields for securities increased to 4.07% on a tax equivalent basis for the year ended June 30, 2005 as compared to 3.79% for the year ended June 30, 2004.

The Bank offers several forms of deposit programs to its customers. The rates offered by the Bank and the fees charged for them are competitive with others available currently in the market area. Time deposit interest rates have increased during the year. Rates continue to come under competitive pressures in the Bank’s market area as financial institutions attempt to attract and keep new deposits to fund growth. Interest rates on demand deposits and savings deposits continue to be at levels as low as have been seen in many years.

Jumbo time deposits (those with balances of $100 and over) increased from $7,307 at June 30, 2004 to $18,555 at June 30, 2005. These deposits are monitored closely by the Bank and typically priced on an individual basis. The Bank has on occasion used a fee paid broker to obtain these types of funds from outside its normal service area as another alternative for its funding needs. The Bank had no brokered deposits at June 30, 2005. These deposits are not relied upon as a primary source of funding however, and the Bank can foresee no dependence on these types of deposits for the near term.

The net interest margin is monitored monthly. It is the Bank’s goal to maintain the net interest margin at 4.0% or greater. The net interest margin on a tax equivalent basis for 2005 was 5.07% as compared to 5.10% for 2004 and 5.42% in 2003.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS—(continued)

(Dollars in thousands, except per share data)

Capital Resources

At June 30, 2005, management believes the Bank complied with all regulatory capital requirements. Based on the Bank’s computed regulatory capital ratios, the Office of the Controller of the Currency has determined the Bank to be well capitalized under the Federal Deposit Insurance Act as of its latest exam date. The Bank’s actual and required capital amounts are disclosed in Note 11 of the consolidated financial statements. Management is not aware of any matters occurring subsequent to that exam that would cause the Bank’s capital category to change.

Impact on Inflation and Changing Prices

The financial statements and related data presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and results of operations primarily in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all of the assets and liabilities of the Corporation are monetary in nature. Therefore, interest rates have a more significant impact on a financial institution’s performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. The liquidity, maturity structure and quality of the Corporation’s assets and liabilities are critical to the maintenance of acceptable performance levels.

Critical Accounting Policies

The financial condition and results of operations for Consumers Bancorp, Inc. presented in the Consolidated Financial Statements, accompanying notes to the Consolidated Financial Statements and management’s discussion and analysis are, to a large degree, dependent upon the Corporation’s accounting policies. The selection and application of these accounting policies involve judgments, estimates and uncertainties that are susceptible to change.

Presented below is a discussion of the accounting policy that management believes is the most important to the portrayal and understanding of the Corporation’s financial condition and result of operations. This policy requires management’s most difficult, subjective and complex judgments about matters that are inherently uncertain. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood. Also, see Note 1 of the Notes to Consolidated Financial Statements for additional information related to significant accounting policies.

Allowance for Loan Losses. Management periodically reviews the loan portfolio in order to establish an estimated allowance for loan losses (allowance) that are probable as of the respective reporting date. Additions to the allowance are charged against earnings for the period as a provision for loan losses. Actual loan losses are charged against the allowance when management believes that the collection of principal will not occur. Unpaid interest for loans that are placed on non-accrual status is reversed against current interest income.

The allowance is regularly reviewed by management to determine whether or not the amount is considered adequate to absorb probable losses. If not, an additional provision is made to increase the allowance. This evaluation includes specific loss estimates on certain individually reviewed loans, statistical loss estimates for loan groups or pools that are based on historical loss experience and general loss estimates that are based upon the size, quality, and concentration characteristics of the various loan portfolios, adverse situations that may

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS—(continued)

(Dollars in thousands, except per share data)

affect a borrower’s ability to repay, and current economic and industry conditions, among other things. The allowance is also subject to periodic examination by regulators whose review includes a determination as to its adequacy to absorb potential losses.

Those judgments and assumptions that are most critical to the application of this accounting policy are the initial and on-going credit-worthiness of the borrower, the amount and timing of future cash flows of the borrower that are available for repayment of the loan, the sufficiency of underlying collateral, the enforceability of third-party guarantees, the frequency and subjectivity of loan reviews and risk gradings, emerging or changing trends that might not be fully captured in the historical loss experience, and charges against the allowance for actual losses that are greater than previously estimated. These judgments and assumptions are dependent upon or can be influenced by a variety of factors including the breadth and depth of experience of lending officers, credit administration and the loan review staff that periodically review the status of the loan, changing economic and industry conditions, changes in the financial condition of the borrower, and changes in the value and availability of the underlying collateral and guarantees.

While the Corporation strives to reflect all known risk factors in its evaluations, judgment errors may occur. If different assumptions or conditions were to prevail, the amount and timing of interest income and loan losses could be materially different. These factors are most pronounced during economic downturns. Since, as described above, so many factors can affect the amount and timing of losses on loans it is difficult to predict, with any degree of certainty, the affect on income if different conditions or assumptions were to prevail.

Quantitative and Qualitative Disclosures about Market Risk

The Bank measures interest-rate risk from the perspectives of earnings at risk and value at risk. The primary purpose of both the loan and securities portfolios is the generation of income. Credit risk is the principal focus of risk analysis in the loan portfolio, while interest-rate risk is the principal focus in the securities portfolio. Because of the greater liquidity of the securities portfolio, it is the vehicle for managing interest-rate risk for the entire balance sheet. The Bank manages interest rate risk position using simulation analysis of net interest income and net income over a two-year period. The Bank also calculates the effect of an instantaneous change in market interest rates on the economic value of equity or net portfolio value. Once these analyses are complete, management reviews the results, with an emphasis on the income-simulation results for purposes of managing interest-rate risk. The rate sensitivity position is managed to avoid wide swings in net interest margins. Measurement and identification of current and potential interest rate risk exposures is conducted quarterly, with reporting and monitoring also occurring quarterly. The Bank applies interest rate shocks to its financial instruments up and down 50, 100, 200, and 300 basis points.

The following table presents an analysis of the potential sensitivity of the Bank’s annual net interest income and present value of the Bank’s financial instruments to sudden and sustained increase of 200 basis points and 100 basis points decrease change in market interest rates:

	2005	Guidelines	2004	Guidelines
One Year Net Interest Income Change
+200 Basis Points	0.4%	16%	2%	16%
-100 Basis Points	(1.4)%	8%	(2)%	8%
Net Present Value of Equity Change
+200 Basis Points	(4.7)%	20%	(23)%	20%
-100 Basis Points	(1.6)%	20%	12%	20%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS—(continued)

(Dollars in thousands, except per share data)

The projected volatility of net interest income to a +200 and -100 basis points change for all quarterly models during 2005 and 2004 fall within the Board of Directors guidelines for net interest income change. Net present value of equity change, “value at risk”, is being monitored by Management and is being addressed by reducing average maturities within the loan and securities portfolios as consumers reduced time maturities within the deposit portfolio.

Contractual Obligations, Commitments, Contingent Liabilities and Off-Balance Sheet Arrangements

The following table presents, as of June 30, 2005, the Corporation’s significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	Note Reference	2006	2007	2008	2009	2010	Thereafter
Certificates of deposit	6	$33,071	$16,664	$4,893	$2,001	$20	$18
Short-term borrowings	7	6,046	—	—	—	—	—
Federal Home Loan Advances	8	581	322	278	248	229	677
Salary continuation plan	9	91	16	16	16	16	375
Operating leases	4	64	64	64	64	47	—
Deposits without maturity		—	—	—	—	—	105,832

Note 12 to the consolidated financial statements discusses in greater detail other commitments and contingencies and the various obligations that exist under those agreements. These commitments and contingencies consist primarily of commitments to extend credit to borrowers under lines of credit.

At June 30, 2005, the Corporation had no unconsolidated, related special purpose entities, nor did the Corporation engage in derivatives and hedging contracts, such as interest rate swaps, which may expose the Corporation to liabilities greater than the amounts recorded on the consolidated balance sheet. The Corporation’s investment policy prohibits engaging in derivative contracts for speculative trading purposes; however, in the future, the Corporation may pursue certain contracts, such as interest rate swaps, in an effort to execute a sound and defensive interest rate risk management policy.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this section appears under the caption “Quantitative and Qualitative Disclosures about Market Risk” located in Item 7 on pages 19-20 of this Report.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Consumers Bancorp, Inc.

Minerva, Ohio

We have audited the accompanying consolidated balance sheets of Consumers Bancorp, Inc. as of June 30, 2005 and 2004 and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Consumers Bancorp, Inc. as of June 30, 2005 and 2004 and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2005, in conformity with U. S. generally accepted accounting principles.

/s/ Crowe Chizek and Company LLC

Crowe Chizek and Company LLC

Columbus, Ohio

August 4, 2005

CONSUMERS BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

As of June 30, 2005 and 2004

(Dollar amounts in thousands, except per share data)

	2005	2004
ASSETS:
Cash and cash equivalents	$5,969	$5,229
Federal funds sold	—	210
Securities, available-for-sale	24,887	30,141
Federal Home Loan Bank stock, at cost	912	865
Total loans	149,662	140,145
Less allowance for loan losses	(1,523)	(1,753)

Net loans	148,139	138,392
Cash surrender value of life insurance	3,994	3,842
Premises and equipment, net	4,381	4,621
Intangible assets, net	1,055	1,216
Other real estate owned	524	585
Accrued interest receivable and other assets	1,319	1,136

Total assets	$191,180	$186,237

LIABILITIES:
Deposits:
Non-interest bearing demand	$38,127	$36,398
Interest bearing demand	12,901	15,869
Savings	54,804	60,878
Time	56,667	41,623

Total deposits	162,499	154,768
Short-term borrowings	6,046	5,456
Federal Home Loan Bank advances	2,335	6,757
Accrued interest payable and other liabilities	1,003	1,146

Total liabilities	171,883	168,127

SHAREHOLDERS’ EQUITY:
Common shares, no par value; 2,500,000 shares authorized; 2,160,000 shares issued	4,869	4,869
Retained earnings	14,841	13,658
Treasury stock, at cost (16,556 and 13,719 common shares at June 30, 2005 and 2004, respectively)	(256)	(204)
Accumulated other comprehensive loss	(157)	(213)

Total shareholders’ equity	19,297	18,110

Total liabilities and shareholders’ equity	$191,180	$186,237

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

Years Ended June 30, 2005, 2004 and 2003

(Dollar amounts in thousands, except per share data)

	2005	2004	2003
Interest income:
Loans, including fees	$9,288	$8,919	$10,222
Federal funds sold	4	63	144
Securities:
Taxable	945	942	1,127
Tax-exempt	147	142	125

Total interest income	10,384	10,066	11,618

Interest expense:
Deposits	1,310	1,419	2,507
Federal Home Loan Bank advances	205	69	94
Short-term borrowings	80	66	80

Total interest expense	1,595	1,554	2,681

Net interest income	8,789	8,512	8,937
Provision for loan losses	122	381	414

Net interest income after provision for loan losses	8,667	8,131	8,523

Other income:
Service charges on deposit accounts	1,544	1,598	1,472
Securities gains, net	66	—	—
Gain on sale of other real estate owned	136	—	10
Other	552	701	776

Total other income	2,298	2,299	2,258

Other expenses:
Salaries and employee benefits	3,942	3,677	3,611
Occupancy	1,135	1,190	1,237
Directors’ fees	145	109	203
Professional fees	431	228	335
Franchise taxes	228	218	187
Printing and supplies	173	163	169
Amortization of intangible	161	161	161
Telephone	206	201	200
Loss on sale of premises	—	—	199
Asset impairment/disposal, net	167	—	—
Other real estate owned	16	100	—
Other	1,571	1,385	1,319

Total other expenses	8,175	7,432	7,621

Income before income taxes	2,790	2,998	3,160
Income tax expense	835	915	955

Net income	$1,955	$2,083	$2,205

Basic earnings per share	$0.91	$0.97	$1.03

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended June 30, 2005, 2004 and 2003

(Dollar amounts in thousands, except per share data)

	Common Shares	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, July 1, 2002	$4,869	$10,830	$(204)	$325	$15,820
Comprehensive Income:
Net income		2,205			2,205
Other comprehensive income				(27)	(27)

Total comprehensive income					2,178
Cash dividends declared ($0.34 per share)		(730)			(730)

Balance, June 30, 2003	4,869	12,305	(204)	298	17,268

Comprehensive Income:
Net income		2,083			2,083
Other comprehensive income				(511)	(511)

Total comprehensive income					1,572
Cash dividends declared ($0.34 per share)		(730)			(730)

Balance, June 30, 2004	4,869	13,658	(204)	(213)	18,110

Comprehensive Income:
Net income		1,955			1,955
Other comprehensive income				56	56

Total comprehensive income					2,011
Cash dividends declared ($0.36 per share)		(772)			(772)
Purchase of 2,837 treasury shares			(52)		(52)

Balance, June 30, 2005	$4,869	$14,841	$(256)	$(157)	$19,297

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30, 2005, 2004 and 2003

(Dollar amounts in thousands, except per share data)

	2005	2004	2003
Cash flows from operating activities:
Net income	$1,955	$2,083	$2,205
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	645	661	622
Securities amortization, net	117	259	397
Provision for loan losses	122	381	414
Loss on sale of premises	—	—	199
Loss on disposal/impairment of premises	167	—	—
Gain on sale of other real estate	(136)	—	(10)
Deferred income taxes	80	(23)	(24)
Gain on sale of securities	(66)	—	—
Stock dividend on FHLB stock	(47)	(34)	(36)
Intangible amortization	161	161	161
Change in:
Cash surrender value	(152)	(141)	(202)
Accrued interest receivable	44	(5)	(255)
Accrued interest payable	84	(163)	(137)
Other assets and other liabilities	(563)	(110)	(143)

Net cash flows from operating activities	2,411	3,069	3,191

Cash flows from investing activities:
Securities available-for-sale
Purchases	(2,551)	(23,127)	(11,472)
Sales	2,536	—	—
Maturities and principal pay downs	5,303	16,234	20,084
Net (increase) decrease in Federal funds sold	210	14,125	(6,625)
Net (increase) decrease in loans	(10,314)	(16,383)	906
Acquisition of premises and equipment	(620)	(145)	(837)
Sale/disposal of premises	48	—	191
Sale of other real estate owned	642	—	—

Net cash flows from investing activities	(4,746)	(9,296)	2,247

Cash flows from financing activities:
Net increase (decrease) in deposit accounts	7,731	(2,734)	(2,566)
Proceeds from FHLB advances	—	6,050	—
Repayments of FHLB advances	(4,422)	(115)	(1,331)
Change in short-term borrowings	590	520	(197)
Dividends paid	(772)	(730)	(730)
Purchase of treasury stock	(52)	—	—

Net cash flows from financing activities	3,075	2,991	(4,824)

Change in cash and cash equivalents	740	(3,236)	614
Cash and cash equivalents, beginning of year	5,229	8,465	7,851

Cash and cash equivalents, end of year	$5,969	$5,229	$8,465

Supplemental noncash disclosures:
Transfers from loans to repossessed assets	$445	$585	$—

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005, 2004 and 2003

(Dollar amounts in thousands, except per share data)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unless otherwise indicated, dollar amounts are in thousands, except per share data.

Principles of Consolidation: The consolidated financial statements include the accounts of Consumers Bancorp, Inc. (Corporation) and its wholly owned subsidiary, Consumers National Bank (Bank). All significant intercompany transactions have been eliminated in the consolidation.

Business Segment Information: Consumers Bancorp, Inc. is a bank holding company engaged in the business of commercial and retail banking, which accounts for substantially all of its revenues, operating income, and assets. Accordingly, all of its operations are reported in one segment, banking.

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

Cash Reserves: The Bank is required by the Federal Reserve to maintain reserves consisting of cash on hand and non-interest bearing balances on deposit with the Federal Reserve Bank. The required reserve balance at June 30, 2005 and 2004 was $1,639 and $1,931, respectively.

Securities: Securities are generally classified into either held-to-maturity or available-for-sale categories. Held-to-maturity securities are those that the Bank has the positive intent and ability to hold to maturity, and are reported at amortized cost. Available-for-sale securities are those that the Bank may decide to sell if needed for liquidity, asset-liability management, or other reasons. Available-for-sale securities are reported at fair value, with unrealized gains or losses included in other comprehensive income as a separate component of equity, net of tax. Other securities, such as Federal Home Loan Bank stock, are carried at cost. Securities are written down to fair value when a decline in fair value is not temporary.

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

Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses. In estimating, other-than-temporary losses, management considers: the length of time and extent that fair value has been less than cost, the financial condition and near term prospects of the issuer, and the Corporation’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

Loans: Loans are reported at the principal balance outstanding, net of unearned income, deferred loan fees and costs, and an allowance for loan losses. Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. Interest income on mortgage and commercial loans is discontinued at the time the loan is 120 days delinquent unless the loan is well-secured and in the process of collection. Consumer loans are typically charged off no later than 90 days past due. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is not considered probable.

CONSUMERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2005, 2004 and 2003

(Dollar amounts in thousands, except per share data)

All interest accrued but not received on loans placed on nonaccrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when the customer has exhibited the ability to repay and demonstrated this ability over a six month period and future payments are reasonably assured.

Concentrations of Credit Risk: The Bank grants consumer, real estate and commercial loans primarily to borrowers in Stark, Columbiana and Carroll counties. Automobiles and other consumer assets, business assets and residential and commercial real estate secure most loans.

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance, increased by the provision for loan losses and decreased by charge-offs, less recoveries. Management estimates the allowance balance required based on past loan loss experience, known and probable losses in the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off.

Loan impairment is reported when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage and consumer loans on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected from the collateral. Loans are evaluated for impairment when payments are delayed, typically 90 days or more, or when it is probable that not all principal and interest amounts will be collected according to the original terms of the loan.

Cash Surrender Value of Life Insurance: The Bank has purchased single-premium life insurance policies to insure the lives of current and former participants in the salary continuation plan. As of June 30, 2005, the Bank had policies with total death benefits of $9,775 and total cash surrender values of $3,994. As of June 30, 2004, the Bank had policies with total death benefits of $9,705 and total cash surrender values of $3,842. The amount included in income (net of policy commissions and mortality costs) was $152, $141 and $202 for the years ended June 30, 2005, 2004 and 2003.

Premises and Equipment: Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed over the assets’ useful lives on an accelerated basis, except for buildings for which the straight-line basis is used. Useful lives range from three years for software to thirty-nine and one- half years for buildings.

Intangible Assets: Core deposit intangible is recorded at cost and is amortized over an estimated life of 12 years on a straight line method. Intangibles are assessed for impairment and written down as necessary.

Other Real Estate Owned: Real estate properties, other than Bank premises, acquired through, or in lieu of, loan foreclosure are initially recorded at fair value at the date of acquisition. Any reduction to fair value from the carrying value of the related loan at the time of acquisition is accounted for as a loan loss. After acquisition, a valuation allowance reduces the reported amount to the lower of the initial amount or fair value less costs to sell. Expenses, gains and losses on disposition, and changes in the valuation allowance are reported in other expenses. Other real estate owned was $524 at June 30, 2005 and $585 at June 30, 2004.

CONSUMERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2005, 2004 and 2003

(Dollar amounts in thousands, except per share data)

Repurchase Agreements: Substantially all repurchase agreement liabilities represent amounts advanced by various customers. Securities are pledged to cover these liabilities, which are not covered by federal deposit insurance.

Profit Sharing Plan: The Bank maintains a 401(k) profit sharing plan covering substantially all employees. Contributions are made and expensed annually.

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

Earnings and Dividends Declared per Share: Earnings per common share are computed based on the weighted average common shares outstanding. The weighted average number of common shares outstanding were 2,145,432, 2,146,281 and 2,146,281 for the years ended June 30, 2005, 2004 and 2003. The Corporation’s capital structure contains no dilutive securities.

Statement of Cash Flows: For purposes of reporting cash flows, cash and cash equivalents include the Corporation’s cash on hand and due from banks. The Corporation reports net cash flows for customer loan, deposit, and repurchase agreement transactions. The Bank paid $1,511, $1,717 and $2,818 in interest and $1,020, $845, and $1,086 in income taxes for the years ended June 30, 2005, 2004 and 2003, respectively.

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available-for-sale.

Fair Value of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Dividend Restrictions: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the holding company or by the holding company to shareholders. At June 30, 2005 approximately $3,171 was available to pay dividends to the holding company without obtaining prior regulatory approval.

Adoption of New Accounting Standards: FAS 123, Revised, requires all public companies to record compensation cost for stock options provided to employees in return for employee service. There will be no significant effect on the financial position upon adoption since the Corporation does not have stock options. FAS 153 modifies an exception from fair value measurement of nonmonetary exchanges. Exchanges that are not

CONSUMERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2005, 2004 and 2003

(Dollar amounts in thousands, except per share data)

expected to result in significant changes in cash flows of the reporting entity are not measured at fair value. This supersedes the prior exemption from fair value measurement for exchanges of similar productive assets, and applies for fiscal years beginning after June 15, 2005. The effect on the Corporation’s financial position and results of operations is not expected to be material upon and after adoption.

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

Reclassifications: Certain reclassifications have been made to the June 30, 2004 and 2003 financial statements to be comparable to the June 30, 2005 presentation.

NOTE 2—SECURITIES

The following table sets forth certain information regarding the amortized cost and fair value of the Corporation’s securities at the dates indicated.

(Dollars in thousands)	Fair Value	Gross Unrealized Gains		Gross Unrealized Losses
June 30, 2005
U.S. Treasury	$994	$		$(5)
Obligations of government sponsored entities	5,167		—	(71)
Obligations of state and political subdivisions	3,697		60	(1)
Mortgage-backed securities	14,875		20	(241)
Equity securities	154		—	—

Total securities	$24,887		$80	$(318)

June 30, 2004
U.S. Treasury	$992		$—	$(5)
Obligations of government sponsored entities	5,702		21	(94)
Obligations of state and political subdivisions	3,680		61	(36)
Mortgage-backed securities	19,422		92	(408)
Equity securities	345		46	—

Total securities	$30,141		$220	$(543)

Securities with a carrying value of approximately $19,396 and $14,534 were pledged at June 30, 2005 and 2004, respectively, to secure public deposits and commitments as required or permitted by law.

Proceeds from sales of all equity and debt securities during 2005 were $2,536. Gross gains were $66 with no losses recognized for the same period. There were no sales of equity or debt securities during 2004 and 2003.

CONSUMERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2005, 2004 and 2003

(Dollar amounts in thousands, except per share data)

Securities with unrealized losses at June 30, 2005 and 2004, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or more		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2005
U.S. Treasury	$—	$—	$994	$(5)	$994	$(5)
Obligations of government sponsored entities	3,163	(42)	2,004	(29)	5,167	(71)
Obligations of states and political subdivisions	329	(1)	—	—	329	(1)
Mortgage–backed securities	6,120	(83)	7,464	(158)	13,584	(241)

Total temporarily impaired	$9,612	$(126)	$10,462	$(192)	$20,074	$(318)

June 30, 2004
U.S. Treasury	$997	$(5)	$—	$—	$997	$(5)
Obligations of government sponsored entities	3,404	(94)			3,404	(94)
Obligations of states and political subdivisions	1,443	(36)	—	—	1,443	(36)
Mortgage–backed securities	15,097	(408)	—	—	15,097	(408)

Total temporarily impaired	$20,941	$(543)	$—	$—	$20,941	$(543)

Unrealized losses on securities have not been recognized into income because the issuer(s) securities are of high credit quality and the decline in fair value is largely due to changes in interest rates. The fair value is expected to recover as the securities approach their maturity dates.

The fair values of debt securities available-for-sale at June 30, 2005 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

Fair Value
Due in one year or less	$1,307
Due after one year through five years	5,063
Due after five years through ten years	3,227
Due after ten years	261

Total	9,858
Mortgage-backed securities	14,875
Equity securities	154

Total	$24,887

CONSUMERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2005, 2004 and 2003

(Dollar amounts in thousands, except per share data)

NOTE 3—LOANS

Major classifications of loans were as follows as of June 30:

(Dollars in thousands)	2005	2004
Real estate—mortgage	$61,987	$65,312
Real estate—construction	4,648	3,945
Commercial, financial and agricultural	76,023	64,546
Installment loans to individuals	7,263	6,596

	149,921	140,399
Deferred loan fees and costs	(259)	(254)
Allowance for loan losses	(1,523)	(1,753)

Net Loans	$148,139	$138,392

The changes in the allowance for loan losses consists of the following for the years ended June 30:

	2005	2004	2003
Balance at beginning of year	$1,753	$1,685	$1,668
Provision	122	381	414
Charge-offs	(505)	(453)	(603)
Recoveries	153	140	206

Balance at end of year	$1,523	$1,753	$1,685

Impaired loans were as follows as of June 30:

		2005	2004
Total impaired loans		$1,096	$797
Amount of allowance for loan losses allocated		232	147

	2005	2004	2003
Average of impaired loans during the year	$1,190	$654	$480
Interest income recognized during impairment	7	11	4
Cash-basis interest income recognized	—	11	—

Nonperforming loans were as follows:

	2005	2004
Loans past due over 90 days and still accruing	$190	$178
Loans on non-accrual	1,807	2,092
Increase in interest income if loans had been on accrual	104	224

The Corporation had $524 and $585 in other real estate owned as of June 30, 2005 and 2004, respectively.

CONSUMERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2005, 2004 and 2003

(Dollar amounts in thousands, except per share data)

The Bank has granted loans to certain of its executive officers and directors and their related business interests. A summary of activity during the year ended June 30, 2005 of related party loans to any one related party is as follows:

2005
Principal balance at beginning of year	$1,997
Reclassification	42
New loans	55
Repayments	(529)

Principal balance at end of year	$1,565

NOTE 4—PREMISES AND EQUIPMENT

Major classifications of premises and equipment were as follows as of June 30:

	2005	2004
Land	$803	$803
Land improvements	356	351
Building and leasehold improvements	3,493	3,427
Furniture, fixture and equipment	5,071	4,927

Total premises and equipment	9,723	9,508
Accumulated depreciation and amortization	(5,342)	(4,887)

Premises and equipment, net	$4,381	$4,621

Depreciation was $645, $661 and $622 for the years ended June 30, 2005, 2004 and 2003, respectively.

The Corporation is obligated under noncancelable operating leases for facilities. The approximate minimum annual rentals and commitments under these noncancelable agreements and leases with remaining terms in excess of one year are as follows:

2006	$64
2007	64
2008	64
2009	64
2010	47
Thereafter	—

$303

The Corporation recorded a net asset impairment/disposal loss of $167. A non-cash impairment loss of $122 was recorded for the year ended June 30, 2005. At June 30, 2005, management determined that the fair market value of ATMs and a building, which was in the process of being replaced, was less than their carrying values in accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The remaining $45 loss was mainly related to the disposal of certain computer equipment.

CONSUMERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2005, 2004 and 2003

(Dollar amounts in thousands, except per share data)

NOTE 5—INTANGIBLE ASSETS

The following summarizes the original balance and accumulated amortization of core deposits at June 30, 2005 and 2004:

Core Deposit Intangibles
Original balance	$1,927
Less: accumulated amortization	872

Net balance, June 30, 2005	$1,055

Original balance	$1,927
Less: accumulated amortization	711

Net balance, June 30, 2004	$1,216

Amortization expense for the years ended June 30, 2005, 2004 and 2003 was $161 for each year. Amortization expense is estimated to be $161 for each of the next five years.

NOTE 6—DEPOSITS

The aggregate amount of time deposits, each with a minimum denomination of $100 (thousand), was $18,555 and $7,307 as of June 30, 2005 and 2004, respectively.

Scheduled maturities of time deposits at June 30, 2005 are as follows:

2006	$33,071
2007	16,664
2008	4,893
2009	2,001
2010	20
Thereafter	18

$56,667

Related party deposits totaled $1,929 as of June 30, 2005.

NOTE 7—SHORT-TERM BORROWINGS

Short-term borrowings consisted of Federal funds purchased and repurchase agreements. Repurchase agreements are financing arrangements. Physical control is maintained for all securities pledged to secure repurchase agreements. Information concerning all short-term borrowings at June 30, maturing in less than one year is summarized as follows:

	2005	2004
Balance at June 30	$6,046	$5,456
Average balance during the year	6,176	5,427
Maximum month-end balance	8,864	6,078
Average interest rate during the year	1.30%	1.22%
Weighted average rate June 30	1.75	1.00

CONSUMERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2005, 2004 and 2003

(Dollar amounts in thousands, except per share data)

Repurchase agreements mature daily. The Bank has pledged U.S. Treasury and agency securities with a carrying value of $5,724 at June 30, 2005, as collateral for the repurchase agreements. Total interest expense on short-term borrowings was $80, $66 and $80 for the years ended June 30, 2005, 2004 and 2003, respectively.

NOTE 8—FEDERAL HOME LOAN BANK ADVANCES

A summary of Federal Home Loan Bank (FHLB) advances is as follows:

Maturity	Term	Interest Rate	Balance June 30, 2005	Balance June 30, 2004
09/25/2005	Floating	3.48%	$200	$—
09/28/2004	Floating	1.65	—	4,000
07/01/2010	Fixed	6.90	99	217
10/01/2010	Fixed	7.00	128	206
12/01/2010	Fixed	6.10	269	309
04/01/2014	Fixed	2.54	932	1,281
04/01/2019	Fixed	4.30	707	744

			$2,335	$6,757

Each fixed rate advance has a prepayment penalty equal to the present value of 100% of the lost cash flow based upon the difference between the contract rate on the advance and the current rate on the new advance. The following table is a summary of the scheduled principal payments for all advances:

Twelve Months Ending June 30	Principal Payments
2006	$581
2007	322
2008	278
2009	248
2010	229
Thereafter	677

$2,335

Pursuant to collateral agreements with the FHLB, advances are secured by all stock invested in the FHLB and certain qualifying first mortgage loans. As of June 30, 2005, the Bank could borrow a total of $31,347 in advances based on the amount of FHLB stock owned. Qualifying first mortgage loans available to secure FHLB advances totaled approximately $60,095 at June 30, 2005.

NOTE 9—EMPLOYEE BENEFIT PLANS

The Bank has a 401(k) savings and retirement plan available for substantially all eligible employees. Under the plan, the Bank is required to match each participant’s voluntary contribution to the plan but not to exceed four percent of the individual compensation. Amounts charged to operations were $71, $79 and $80, for the years ended June 30, 2005, 2004 and 2003.

CONSUMERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2005, 2004 and 2003

(Dollar amounts in thousands, except per share data)

The Bank has adopted a Salary Continuation Plan (the “Plan”) to encourage Bank executives to remain employees of the Bank. In consideration of executives entering into noncompetition, nonsolicitation and confidentiality agreements with the Bank, the Bank entered these executives into the Plan. The Plan provides executives with 180 months (and in the event of the executive’s death, surviving spouse) salary continuation payments equal to a percentage of the executive’s prior three year average of total W-2 compensation, which has not been reduced for other Bank benefit programs. Vesting under the Plan commences at age 50 and is prorated until age 65. The executive can become fully vested in the salary continuation benefits upon termination of employment following a change in control of the Bank. Payments under the Plan commence on the first day of the month following the executive’s termination of employment (other than for termination for cause or suicide within two years of the date of entering into the Plan or any material misstatement of fact by the executive on any application for life insurance purchased by the Bank). For early termination benefits prior to age 65 for reasons other than death, disability, or change of control, interest is credited at an annual rate in a range of 6.0% to 7.5%, compounded monthly, on the unpaid balance of the 180 equal monthly salary continuation payments. The accrual for the salary continuation plan was $530 as of June 30, 2005 and $584 as of June 30, 2004. For the years ended June 30, 2005, 2004 and 2003, approximately $111, $(17) and $114 have been charged (credited) to expense in connection with the Plan.

NOTE 10—INCOME TAXES

The provision for income taxes consists of the following for the years ended June 30:

	2005	2004	2003
Current income taxes	$755	$938	$979
Deferred income taxes	80	(23)	(24)

	$835	$915	$955

The net deferred income tax asset (liability) consists of the following components at June 30:

	2005	2004
Deferred tax assets:
Allowance for loan losses	$356	$436
Deferred compensation	177	263
Net unrealized securities losses	81	110
Intangibles	56	45
Deferred tax liabilities:
Net unrealized securities gains	—	—
Depreciation	(174)	(311)
Loan fees	(149)	(154)
Prepaid expenses	(50)	—
FHLB stock dividends	(125)	(108)

Net deferred asset (liability)	$172	$281

CONSUMERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2005, 2004 and 2003

(Dollar amounts in thousands, except per share data)

The difference between the provision for income taxes and amounts computed by applying the statutory income tax rate of 34% to statutory income before taxes consists of the following for the years ended June 30:

	2005	2004	2003
Income taxes computed at the statutory rate on pretax income	$949	$1,019	$1,074
Subtract tax effect for:
Tax exempt income	(61)	(56)	(48)
Cash surrender value income	(52)	(48)	(69)
Other	(1)	—	(2)

	$835	$915	$955

NOTE 11—REGULATORY MATTERS

The Corporation and Bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective-action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors, and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, under-capitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required.

At year-end, actual Corporate and Bank capital levels (in millions) and minimum required levels were:

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2005
Total capital (to risk weighted assets)
Consolidated	$19.9	13.5%	$11.8	8.0%	$14.8	10.0%
Bank	19.7	13.4	11.8	8.0	14.8	10.0
Tier 1 capital (to risk weighted assets)
Consolidated	18.4	12.5	5.9	4.0	8.9	6.0
Bank	18.2	12.3	5.9	4.0	8.9	6.0
Tier 1 capital (to average assets)
Consolidated	18.4	9.7	7.6	4.0	9.5	5.0
Bank	18.2	9.6	7.6	4.0	9.5	5.0
June 30, 2004
Total capital (to risk weighted assets)
Consolidated	$18.7	14.6%	$10.3	8.0%	$12.8	10.0%
Bank	18.5	14.4	10.2	8.0	12.8	10.0
Tier 1 capital (to risk weighted assets)
Consolidated	17.1	13.3	5.1	4.0	7.7	6.0
Bank	16.9	13.2	5.1	4.0	7.7	6.0
Tier 1 capital (to average assets)
Consolidated	17.1	9.2	7.5	4.0	9.3	5.0
Bank	16.9	9.0	7.5	4.0	9.3	5.0

CONSUMERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2005, 2004 and 2003

(Dollar amounts in thousands, except per share data)

As of the latest regulatory examination, the Bank was categorized as well capitalized. There are no conditions or events since that examination that management believes may have changed the Bank’s category.

NOTE 12—COMMITMENTS WITH OFF-BALANCE SHEET RISK

The Bank is a party to commitments to extend credit in the normal course of business to meet the financing needs of its customers. Commitments are agreements to lend to customers providing there are no violations of any condition established in the contract. Commitments to extend credit have a fixed expiration date or other termination clause. These instruments involve elements of credit and interest rate risk more than the amount recognized in the statements of financial position. The Bank uses the same credit policies in making commitments to extend credit as it does for on-balance sheet instruments.

The Bank evaluates each customer’s credit on a case by case basis. The amount of collateral obtained is based on management’s credit evaluation of the customer. The amount of commitments to extend credit and the exposure to credit loss for non-performance by the customer was $15,491 and $20,188 as of June 30, 2005 and 2004, respectively. Of the June 30, 2005 commitments, $13,400 carried variable rates of interest ranging from 1.99% to 8.00% and $2,091 carried fixed rates of interest ranging from 5.00% to 8.00%. Of the June 30, 2004 commitments, $16,361 carried variable rates of interest ranging from 3.75% to 6.50% and $3,827 carried fixed rates of interest ranging from 4.00% to 8.00%. Financial standby letters of credit were $1,800 and $705 as of June 30, 2005 and 2004, respectively. In addition, commitments to extend credit of $4,861 and $4,989 as of June 30, 2005 and 2004, respectively, were available to checking account customers related to the overdraft protection program. Since some commitments to make loans expire without being used, the amount does not necessarily represent future cash commitments.

NOTE 13—FAIR VALUE DISCLOSURES OF FINANCIAL INSTRUMENTS

The following table shows the estimated fair value at June 30, 2005 and 2004, and the related carrying value of financial instruments:

	2005		2004
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets
Cash and cash equivalents	$5,969	$5,969	$5,229	$5,229
Federal funds sold	—	—	210	210
Securities available-for-sale	24,887	24,887	30,141	30,141
Loans, net	148,139	148,036	138,392	138,964
Accrued interest receivable	661	661	705	705
Financial Liabilities
Demand and savings deposits	(105,832)	(105,832)	(113,145)	(113,145)
Time deposits	(56,667)	(56,854)	(41,623)	(41,941)
Short-term borrowings	(6,046)	(6,046)	(5,456)	(5,456)
Federal Home Loan Bank advances	(2,335)	(2,341)	(6,757)	(6,578)
Accrued interest payable	(229)	(229)	(145)	(145)

For purposes of the above disclosures of estimated fair value, the following assumptions were used. Estimated fair value for cash and due from banks and federal funds sold was considered to approximate cost.

CONSUMERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2005, 2004 and 2003

(Dollar amounts in thousands, except per share data)

Estimated fair value of securities was based on quoted market values for the individual securities or equivalent securities. Fair value for loans was estimated for portfolios of loans with similar financial characteristics. For adjustable rate loans that reprice at least annually and for fixed rate commercial loans with maturities of six months or less which possess normal risk characteristics, carrying value was determined to be fair value. Fair value of other types of loans (including adjustable rate loans which reprice less frequently than annually and fixed rate term loans or loans which possess higher risk characteristics) was estimated by discounting future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for similar anticipated maturities. Fair value for non-accrual loans was based on recent appraisals of the collateral or, if appropriate, using estimated discounted cash flows.

Fair value of core deposits, including demand deposits, savings accounts and certain money market deposits, was the amount payable on demand. Fair value of fixed-maturity certificates of deposit was estimated using the rates offered at June 30, 2005 and 2004, for deposits of similar remaining maturities. Estimated fair value does not include the benefit that result from low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market. Fair value of accrued interest was determined to be the carrying amount since these financial instruments generally represent obligations that are due on demand. The fair value of unrecorded commitments at June 30, 2005 and 2004 were not material.

NOTE 14—PARENT COMPANY FINANCIAL STATEMENTS

Condensed financial information of Consumers Bancorp. Inc. (parent company only) follows:

		June 30, 2005	June 30, 2004
Condensed Balance Sheets
Assets
Cash		$167	$90
Securities		—	192
Other assets		8	—
Investment in subsidiary		19,122	17,844

Total assets		$19,297	$18,126

Liabilities
Other liabilities		$—	$16
Shareholders’ equity		19,297	18,110

Total liabilities & shareholders’ equity		$19,297	$18,126

	Year Ended June 30, 2005	Year Ended June 30, 2004	Year Ended June 30, 2003
Condensed Statements of Income
Cash dividends from subsidiary	$797	$755	$730
Other income	43	6	6
Other expense	59	20	21

Income before equity in undistributed net income of subsidiary	782	741	715
Equity in undistributed net income of subsidiary	1,174	1,342	1,490

Net income	$1,955	$2,083	$2,205

CONSUMERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2005, 2004 and 2003

(Dollar amounts in thousands, except per share data)

Condensed financial information of Consumers Bancorp Inc. (parent company only) follows:

	Year Ended June 30, 2005	Year Ended June 30, 2004	Year Ended June 30, 2003
Condensed Statements of Cash Flows
Cash flows from operating activities
Net income	$1,955	$2,083	$2,205
Equity in undistributed net income of subsidiary	(1,192)	(1,342)	(1,490)
Gain on sale of securities	(31)	—	—
Change in other assets and liabilities	(8)	—	1

Net cash flows from operating activities	724	741	716
Cash flows from investing activities
Purchase of securities available-for-sale	—	—	(20)
Sales of securities available-for-sale	177	—	—

Net cash flows from investing activities	177	—	(20)
Cash flows from financing activities
Dividend paid	(772)	(730)	(730)
Purchase of treasury stock	(52)	—	—

Net cash used by financing activities	(824)	(730)	(730)

Change in cash and cash equivalents	77	11	(34)
Cash and cash equivalents, beginning of year	90	79	113

Cash and cash equivalents, end of year	$167	$90	$79

NOTE 15—OTHER COMPREHENSIVE INCOME

	2005	2004	2003
Unrealized holding gains (losses) on available-for-sale securities	$151	$(775)	$(41)
Less reclassification adjustments for gains later recognized in income	(66)	—	—

Net unrealized gains (losses)	85	(775)	(41)
Tax effect	29	264	14

Other comprehensive income (loss)	$56	$(511)	$(27)

NOTE 16—QUARTERLY FINANCIAL DATA (Unaudited)

	Interest Income	Net Interest Income	Net Income	Earnings per Share-Basic
2005
First Quarter	$2,638	$2,291	$674	$0.31
Second Quarter	2,574	2,204	561	0.26
Third Quarter	2,551	2,122	444	0.21
Fourth Quarter	2,621	2,172	276	0.13
2004
First Quarter	$2,544	$2,064	$525	$0.24
Second Quarter	2,534	2,156	380	0.18
Third Quarter	2,488	2,152	501	0.23
Fourth Quarter	2,500	2,140	677	0.32

The fourth quarter of 2005 includes expense of $155, or $102 after-tax, related to asset disposals, impairment and additional depreciation expense as old ATM and computer equipment were replaced and due to fully depreciating assets as a result of a change in estimated useful lives. The second quarter of 2004 includes a charge to net income of $120 (net of taxes) related to separation pay to the former bank president.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A—CONTROLS AND PROCEDURES

The management of the Corporation is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934. As of June 30, 2005, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure and controls procedures. Based on that evaluation, management concluded that the Corporation’s disclosure controls and procedures as of June 30, 2005 were effective in ensuring that information required to be disclosed in this Annual Report on Form 10-K were recorded, processed, summarized and reported within the time period required by the United States Securities and Exchange Commission’s rules and forms.

There was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect the Corporation’s internal control over financial reporting.

ITEM 9B—OTHER INFORMATION

None.

PART III

ITEM 10—DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item as to the Corporation’s directors and executive officers is set forth in the Corporation’s Proxy Statement dated September 15, 2005 under the captions “Election of Directors” on page 3, “Directors and Executive Officers” on pages 4 and 5, “The Board of Directors and its Committees” on pages 6 and 7, “Section 16(a) Beneficial Ownership Reporting Compliance” on page 14, and “Certain Transactions and Relationships and Legal Proceedings” on page 14, and is incorporated herein by reference.

In accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K, the Corporation has adopted a Code of Ethics, which applies to all employees, officers and Directors of the Corporation. A copy of the Code of Ethics is available in Exhibit 14 to the Corporation’s 2004 Annual Report on Form 10-K filed on September 27, 2004.

ITEM 11—EXECUTIVE COMPENSATION

The information required by this item is set forth in the Corporation’s Proxy Statement dated September 15, 2005 under the captions “Compensation of Directors” on page 7, “Executive Compensation” on page 9, “Defined Contribution Plan” on page 9, “Salary Continuation Program” on page 10, “Change of Control Agreements” on pages 10-11, “Compensation Committee Report on Compensation” on page 11-12, and “Executive & Compensation Committees Interlocks and Insider Participation” on page 13, and is incorporated herein by reference.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is set forth in the Corporation’s Proxy Statement dated September 15, 2005 under the caption “Security Ownership of Certain Beneficial Owners and Management” on pages 8, and is incorporated herein by reference.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is set forth in the Corporation’s Proxy Statement dated September 15, 2005 under the caption “Certain Transactions and Relationships and Legal Proceedings” on page 14, and is incorporated herein by reference.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth in the Corporation’s Proxy Statement dated September 15, 2005 under the caption “Auditor’s Fees” on page 15, and is incorporated herein by reference.

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. FINANCIAL STATEMENTS

The consolidated financial statements required in response to this Item are incorporated by reference to Item 8 of this Report.

(a) 2. FINANCIAL STATEMENT SCHEDULES

Not applicable

(a) 3. EXHIBITS

Exhibit Number	Description of Document
3.1	Amended and Restated Articles of Incorporation of the Corporation. Reference is made to Exhibit A to the Definitive Proxy Statement of the Corporation filed September 28, 2000, which exhibit is incorporated herein by reference. Reference is also made to page 5 of the Definitive Proxy Statement of the Corporation filed September 17, 2001 for an amendment to the Amended and Restated Articles of Incorporation to increase the number of Consumers Bancorp, Inc.’s authorized common shares to two million five hundred thousand.

3.2	Amended and Restated Code of Regulations of the Corporation. Reference is made to Exhibit A to the Definitive Proxy Statement of the Corporation filed September 9, 2002, which is incorporated herein by reference.

4	Form of Certificate of Common Shares. Reference is made to Form 10-KSB of the Corporation filed September 26, 2002, which is incorporated herein by reference.

10.1	Salary Continuation agreement entered into with Mr. Muckley on March 1, 2005.

10.2	Form of Change of Control agreement entered into with Ms. Wood and Mr. Hugenberg on July 1, 2005 and Ms. Yeager on August 1, 2005.

11	Computation of Earnings per Share. Reference is made to this Annual Report on Form 10-K Note 1, page 26, which is incorporated herein by reference.

21	Subsidiaries of Consumers Bancorp, Inc. filed with this Annual Report on Form 10-K.

31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer and Treasurer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSUMERS BANCORP, INC.

Date September 15, 2005	By:	/s/ STEVEN L. MUCKLEY
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of registrant and in the capacities indicated on September 15, 2005.

Signatures	Signatures

/s/ LAURIE L. MCCLELLAN	/s/ STEVEN L. MUCKLEY
Laurie L. McClellan	Steven L. Muckley
Chairman of the Board of Directors	President, Chief Executive Officer and Director

/s/ JOHN P. FUREY	/s/ JAMES V. HANNA
John P. Furey	James V. Hanna
Director	Director

/s/ DAVID W. JOHNSON	/s/ JAMES R. KIKO, SR.
David W. Johnson	James R. Kiko, Sr.
Director	Director

/s/ THOMAS M. KISHMAN	/s/ JOHN E. TONTI
Thomas M. Kishman	John E. Tonti
Director	Director

/s/ WALTER J. YOUNG
Walter J. Young
Director

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1	Amended and Restated Articles of Incorporation of the Corporation. Reference is made to Exhibit A to the Definitive Proxy Statement of the Corporation filed September 28, 2000, which exhibit is incorporated herein by reference. Reference is also made to page 5 of the Definitive Proxy Statement of the Corporation filed September 17, 2001 for an amendment to the Amended and Restated Articles of Incorporation to increase the number of Consumers Bancorp, Inc.’s authorized common shares to two million five hundred thousand.

3.2	Amended and Restated Code of Regulations of the Corporation. Reference is made to Exhibit A to the Definitive Proxy Statement of the Corporation filed September 9, 2002, which exhibit is incorporated herein by reference.

4	Form of Certificate of Common Shares. Reference is made to Form 10-KSB of the Corporation filed September 26, 2002, which is incorporated herein by reference.

10.1	Salary Continuation agreement entered into with Mr. Muckley on March 1, 2005.

10.2	Form of Change of Control agreement entered into with Ms. Wood and Mr. Hugenberg on July 1, 2005 and Ms. Yeager on August 1, 2005.

11	Computation of Earnings per Share. Reference is made to this Annual Report on Form 10-K Note 1, page 26, which is incorporated herein by reference.

21	Subsidiaries of Consumers Bancorp, Inc. Filed with this Annual Report on Form 10-K.

31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer and Treasurer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.