Form 10-Q
period 2005-09-30
CONSUMERS BANCORP INC /OH/
filed 2005-11-14
CIK 1006830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value	Outstanding at November 10, 2005
2,143,444 Common Shares

CONSUMERS BANCORP, INC.

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2005

CONSUMERS BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	Unaudited
	September 30, 2005	June 30, 2005
ASSETS
Cash and cash equivalents	$5,196	$5,969
Federal funds sold	350	—
Securities, available for sale	33,487	24,887
Federal Home Loan Bank stock, at cost	924	912
Total loans	147,944	149,662
Less allowance for loan losses	(1,425)	(1,523)

Net Loans	146,519	148,139

Cash surrender value of life insurance	4,035	3,994
Premises and equipment, net	4,669	4,381
Intangible assets	1,015	1,055
Other real estate owned	636	524
Accrued interest receivable and other assets	1,344	1,319

Total assets	$198,175	$191,180

LIABILITIES
Deposits
Non-interest bearing demand	$38,851	$38,127
Interest bearing demand	12,655	12,901
Savings	54,376	54,804
Time	55,478	56,667

Total deposits	161,360	162,499

Short-term borrowings	5,729	6,046
Federal Home Loan Bank advances	10,753	2,335
Accrued interest and other liabilities	1,081	1,003

Total liabilities	178,923	171,883

SHAREHOLDERS’ EQUITY
Common stock (no par value, 2,500,000 shares authorized; 2,160,000 issued)	4,869	4,869
Retained earnings	15,026	14,841
Treasury stock, at cost (16,556 shares at September 30, 2005 and at June 30, 2005)	(256)	(256)
Accumulated other comprehensive loss	(387)	(157)

Total shareholders’ equity	19,252	19,297

Total liabilities and shareholders’ equity	$198,175	$191,180

See accompanying notes to consolidated financial statements

CONSUMERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months ended September 30,
	2005	2004
Interest income
Loans, including fees	$2,386	$2,344
Securities
Taxable	204	257
Tax-exempt	113	36
Federal funds sold	4	1

Total interest income	2,707	2,638

Interest expense
Deposits	514	301
Short-term borrowings	25	17
Federal Home Loan Bank advances	59	29

Total interest expense	598	347

Net interest income	2,109	2,291

Provision for loan losses	42	14

Net interest income after Provision for loan losses	2,067	2,277

Non-interest income
Service charges on deposit accounts	434	419
Other	146	182

Total non-interest income	580	601

Non-interest expenses
Salaries and employee benefits	1,088	925
Occupancy	271	279
Directors’ fees	40	31
Professional fees	63	135
Franchise taxes	67	54
Printing and supplies	53	40
Telephone and network communications	76	49
Amortization of intangible	40	41
Other	455	361

Total non-interest expenses	2,153	1,915

Income before income taxes	494	963
Income tax expense	116	289

Net Income	$378	$674

Basic earnings per share	$0.18	$0.31

See accompanying notes to consolidated financial statements

CONSUMERS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months ended September 30,
	2005	2004
Balance at beginning of period	$19,297	$18,110

Comprehensive income
Net Income	378	674
Other comprehensive income/(loss)	(230)	347

Total comprehensive income	148	1,021

Common cash dividends	(193)	(193)

Balance at the end of the period	$19,252	$18,938

Common cash dividends per share	$0.09	$0.09

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,
	2005	2004
Cash flows from operating activities
Net income	$378	$674
Adjustments to reconcile net income to net cash from operating activities	361	376

Net cash from operating activities	739	1,050

Cash flow from investing activities
Securities available for sale
Purchases	(10,031)	(163)
Maturities and principal pay downs	1,061	1,733
Net (increase) decrease in federal funds sold	(350)	210
Net (increase) decrease in loans	1,428	(3,438)
Acquisition of premises and equipment	(443)	(26)
Disposal of premises and equipment	3	—
Sale of other real estate owned	51	—

Net cash from investing activities	(8,281)	(1,684)

Cash flow from financing activities
Net increase (decrease) in deposit accounts	(1,139)	1,076
Net change in short-term borrowings	(317)	2,918
Proceeds of Federal Home Loan Bank advances	8,500	—
Repayments of Federal Home Loan Bank advances	(82)	(991)
Dividends paid	(193)	(193)

Net cash from financing activities	6,769	2,810

Increase (decrease) in cash or cash equivalents	(773)	2,176
Cash and cash equivalents, beginning of year	5,969	5,229

Cash and cash equivalents, end of period	$5,196	$7,405

Supplemental disclosure of cash flow information:
Cash paid during the year:
Interest	$595	$318
Federal income taxes	—	75
Non-cash items:
Transfer from loans to repossessed assets	$150	—

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited)

(Dollars in thousands, except per share amounts)

Note 1 – Summary of Significant Accounting Policies:

Basis of Presentation:

The consolidated financial statements for interim periods are unaudited and reflect all adjustments (consisting of only normal recurring adjustments), which, in the opinion of management, are necessary to present fairly the financial position and results of operations and cash flows for the periods presented. The unaudited financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by accounting principles generally accepted in the United States of America. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Consumers Bancorp, Inc.’s Form 10-K for the year ended June 30, 2005. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year.

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

Earnings per Share: Earnings per common share are computed based on the weighted average common shares outstanding. The weighted average number of outstanding shares was 2,143,444 and 2,146,281 for the quarters ended September 30, 2005 and 2004, respectively. The Corporation’s capital structure contains no dilutive securities.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 2 – Securities

September 30, 2005	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Securities available for sale:
U.S. Treasury	$996	$—	$(3)
Obligations of government sponsored entities	5,149	—	(89)
Obligations of states and political subdivisions	13,434	44	(272)
Mortgage–backed securities	13,754	17	(284)
Equity securities	154	—	—

Total Securities	$33,487	$61	$(648)

June 30, 2005	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Securities available for sale:
U.S. Treasury	$994	$—	$(5)
Obligations of government sponsored entities	5,167	—	(71)
Obligations of states and political subdivisions	3,697	60	(1)
Mortgage–backed securities	14,875	20	(241)
Equity securities	154	—	—

Total Securities	$24,887	$80	$(318)

The estimated fair values of securities at September 30, 2005, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Estimated Fair Value
Due in one year or less	$1,308
Due after one year through five years	5,590
Due after five years through ten years	2,660
Due after ten years	10,021

Total	19,579

Mortgage-backed securities	13,754
Equity securities	154

Total	$33,487

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

At September 30, 2005, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies and corporations, with an aggregate book value which exceeds 10% of shareholders’ equity. As of September 30, 2005, any unrealized losses on securities that have been in a continuous loss position for 12 months or more have not been recognized into income because the issuer(s) securities are of high credit quality and the decline in fair value is largely due to changes in interest rates. The fair value is expected to recover as the securities approach their maturity dates.

Note 3 – Loans

Major classifications of loans were as follows:

	September 30, 2005	June 30, 2005
Real estate – residential mortgage	$60,267	$61,936
Real estate – construction	3,369	4,648
Commercial, financial and agriculture	77,643	75,815
Consumer	6,665	7,263

Total Loans	$147,944	$149,662

	September 30, 2005	June 30, 2005	September 30, 2004
Loans past due over 90 days and still accruing	$8	$190	$312
Loans on non-accrual	2,018	1,807	1,879
Impaired loans	1,733	1,096	656
Amount of allowance allocated to impaired loans	277	232	377

Impaired loans of $1,733, $986 and $656 as of September 30, 2005, June 30, 2005 and September 30, 2004, respectively, were included in non-accrual loans.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 4 - Allowance for Loan Losses

A summary of activity in the allowance for loan losses for the three months ended September 30, 2005, and 2004, are as follows:

	Three months ended September 30,
	2005	2004
Beginning of period	$1,523	$1,753
Provision	42	14
Charge-offs	(160)	(36)
Recoveries	20	22

Balance at September 30,	$1,425	$1,753

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

General

The following is management’s analysis of the Corporation’s results of operations for the three month period ended September 30, 2005, compared to the same period in 2004, and the consolidated balance sheets at September 30, 2005 compared to June 30, 2005. This discussion is designed to provide a more comprehensive review of the operating results and financial condition than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

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

Results of Operations

Three Months Ended September 30, 2005 and 2004

Net Income

Net income was $378 for the three months ended September 30, 2005, a decrease of $296 compared to the same period last year when net income was $674. Earnings per common share for the first fiscal quarter of 2005 was $0.18 as compared to $0.31 for the first fiscal quarter of 2004. These decreases were the result of higher salary expense as vacant senior management positions have been filled and a decline in the net interest margin from 5.30% in the first fiscal quarter of 2004 to 4.73% for the same period in 2005.

Return on average equity (ROE) and return on average assets (ROA) were 7.74% and 0.76%, respectively, for the first fiscal quarter of 2005 compared to 14.42% and 1.42%, respectively, for the first fiscal quarter of 2004.

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

The Corporation’s net interest margin for the three months ended September 30, 2005 was 4.73%, compared to 5.30% for the same period last year. Net interest income for the three months ended September 30, 2005 decreased by $182, or 7.9%, to $2,109 from $2,291 for the same period last year. The decline in the net interest margin and net interest income was primarily due to an increase in cost of funds from 1.06% for the three months ended September 30, 2004 to 1.72% for the same period in 2005 combined with the Corporation’s yield on average interest-earning assets declining to 6.04% for the three months ended September 30, 2005 from 6.09% for the comparable year ago period. The increase in the cost of funds was mainly caused by higher market rates affecting the rates paid on borrowings and rates paid on time deposits. The decline in net interest income for the three months ended September 30, 2005 was partially offset by a higher level of interest-earning assets as compared to the same period in 2004.

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

(Dollars in thousands, except per share data)

Average Balance Sheets and Analysis of Net Interest Income for the Three Months Ended September 30,

(In thousands, except percentages)

	2005			2004
	Average Balance	Interest	Yield/ rate	Average Balance	Interest	Yield/ rate
Interest-earning assets:
Taxable securities	$21,570	$204	3.75%	$26,618	$257	3.82%
Nontaxable securities (1)	10,898	164	5.97	3,785	56	5.83
Loans receivable (1)	148,747	2,391	6.38	142,628	2,349	6.53
Federal funds sold	366	4	4.34	290	1	1.15

Total interest-earning assets	181,581	2,763	6.04	173,321	2,663	6.09

Noninterest-earning assets	15,593			14,952

Total Assets	$197,174			$188,273

Interest-bearing liabilities:
NOW	$12,303	$11	0.35%	$15,217	$22	0.58%
Savings	55,060	67	0.48	59,886	59	0.39
Time deposits	58,439	436	2.96	43,459	220	2.01
Short-term borrowings	6,220	25	1.59	6,338	17	1.07
FHLB advances	6,073	59	3.85	4,950	29	2.35

Total interest-bearing liabilities	138,095	598	1.72%	129,850	347	1.06%

Noninterest-bearing liabilities:
Noninterest-bearing checking accounts	38,550			38,549
Other liabilities	1,154			1,327

Total liabilities	177,799			169,726
Shareholders’ equity	19,375			18,547

Total liabilities and shareholders’ equity	$197,174			$188,273

Net interest income, interest rate spread (1)		$2,165	4.32%		$2,316	5.03%

Net interest margin (net interest as a percent of average interest-earning assets (1)			4.73%			5.30%
Average interest-earning assets to interest-bearing liabilities	131.49%			133.48%

(1)	calculated on a fully taxable equivalent basis

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

(Dollars in thousands, except per share data)

Provision for Loan Losses

The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable credit losses inherent in the Bank’s loan portfolio that have been incurred at each balance sheet date. The provision for loan losses increased to $42 for the three month period ended September 30, 2005 compared to $14 for the same period last year. The increased provision for loan losses resulted from higher charge-offs. Net charge-offs were $140 for the first fiscal quarter of 2005 compared to $14 for the same period in 2004. In 2005, $80 of the net charge-offs related to a real estate loan that was foreclosed on resulting in the fair market value of the property being transferred into other real estate owned. This property was specifically allocated for within the allowance for loan loss in a prior period when the probable loss had been identified. A majority of the remaining net charge-offs were within the consumer loan portfolio, resulting in the higher provision expense for 2005.

The credit quality of the loan portfolio continues to improve due to the Bank completing a more detailed credit analysis of customers. Personnel and systems have been added to analyze the commercial loan portfolio in order to take advantage of the growth opportunities and to manage the risk profile of the portfolio. In addition, in late 2002 the Company exited the sub-prime consumer lending market and as the sub-prime loans have paid down they have been replaced with higher credit quality loans primarily secured by real estate. The Corporation has identified loans to small businesses mainly secured by real estate as an area of the market that provides growth opportunities. The general reserves on the homogeneous loan pools within the allowance for loan losses calculation reflect these shifts within the portfolio. The provision for loan losses was considered sufficient by management for maintaining an appropriate allowance for loan losses.

Non-Interest Income

Non-interest income decreased 3.5% during the first fiscal quarter of 2005, down $21 compared to the same quarter last year. Within non-interest income, service charges on deposits increased by $15, or 3.6%, and other income decreased by $36 during the first fiscal quarter of 2005 compared to the same quarter last year. The decrease in other income was mainly due to the sale of the Community Title Agency, Inc., which the Bank sold on October 1, 2004. The sale of Community Title Agency, Inc. did not have a material effect on the Corporation since it accounted for less than 2% of the Corporation’s consolidated assets and business. Also, included in other income was a gain of $13 from the sale of other real estate acquired through loan foreclosures.

Non-Interest Expense

Non-interest expenses increased $238, to $2,153 during the first fiscal quarter of 2005, compared to $1,915 during the same quarter last year. Within non-interest expenses, salaries and employee benefits increased $163 as vacant senior management positions have been filled, advertising expenses increased $31 as the Corporation has renewed its marketing efforts and repossession and collection fees increased $26 mainly due to

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

(Dollars in thousands, except per share data)

expenses incurred related to a real estate loan that was foreclosed on resulting in the fair market value of the property being transferred into other real estate owned. These increases were partially offset by a $72 decrease in consulting and professional fees for the three months ended September 30, 2005 as compared to the same period last year. Consulting and professional fees have declined as a result of vacant senior management positions being filled.

Income Taxes

Income tax expense for the three months ended September 30, 2005 decreased $173, to $116 from $289, compared to the same period in 2004. The effective tax rate was 23.5% for the current quarter as compared to 30.0% for the same quarter last year. The effective tax rate differed from the federal statutory rate principally as a result of tax-exempt income from obligations of states and political subdivisions, loans and earnings on bank owned life insurance. The decline in the effective tax rate in 2005 as compared to 2004 was mainly due to tax-free income being a larger portion of pre-tax income.

Financial Condition

Total assets at September 30, 2005 were $198,175 compared to $191,180 at June 30, 2005, an increase of $6,995 or 3.7%. Available for sale securities have increased by $8,600 from $24,887 at June 30, 2005 to $33,487 at September 30, 2005. During the first fiscal quarter of 2005, $10.0 million of municipal securities were purchased.

Loan receivables decreased $1,718 from $149,662 at June 30, 2005 to $147,944 at September 30, 2005. Commercial loans increased $1,828, or 2.4%, and this increase was offset by a decline of $1,669, or 2.7%, in residential real estate loans and a decline of $1,279 in real estate construction loans. The Corporation has identified loans to small businesses mainly secured by real estate as an area of the market that provides growth opportunities. Additional personnel and systems have been added to analyze the commercial loan portfolio in order to take advantage of the growth opportunities and to manage the risk profile of the portfolio.

Total shareholders’ equity decreased by $45 from June 30, 2005, to $19,252 as of September 30, 2005. This decrease was caused by a combination of cash dividends paid and a decline in the fair market value of available for sale securities as a result of changes in interest rates. These declines were partially offset by the net income for the period.

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

(Dollars in thousands, except per share data)

Non-Performing Assets

The following table presents the aggregate amounts of non-performing assets and respective ratios as of the dates indicated.

	September 30, 2005	June 30, 2005	September 30, 2004
Non-accrual loans	$2,018	$1,807	$1,879
Loans past due over 90 days and still accruing	8	190	312

Total non-performing loans	2,026	1,997	2,191
Other real estate owned	636	524	500

Total non-performing assets	$2,662	$2,521	$2,691

Non-performing loans to total loans	1.37%	1.33%	1.52%
Allowance for loan losses to total non-performing loans	70.34	76.26	80.01
Loans 90 days or more past due and still accruing to total loans	0.01	0.13	0.22

Following is a breakdown of non-accrual loans as of September 30, 2005 by collateral:

September 30, 2005
Commercial non-mortgage collateral	$55
Multifamily residential properties	284
1-4 family residential properties	1,679

Total	$2,018

As of September 30, 2005, impaired loans totaled $1,733 and all of the impaired loans were included in non-accrual loans. Commercial and commercial real estate loans are classified as impaired if full collection of principal and interest, in accordance with the terms of the loan documents, is not probable. Impaired loans and non-performing loans have been considered in management’s analysis of the appropriateness of the allowance for loan losses. Management and the Board of Directors are closely monitoring these loans and believe that the prospects for recovery of principal and interest, less identified specific reserves, are good.

Liquidity

The objective of liquidity management is to ensure adequate cash flows to accommodate the demands of our customers and provide adequate flexibility for the Corporation to take advantage of market opportunities under both normal operating conditions and under unpredictable circumstances of industry or market stress. Cash is used to fund loans, purchase investments, fund the maturity of liabilities, and at times to fund deposit outflows and operating activities. The Corporation’s principal sources of funds are deposits; amortization and prepayments of loans; maturities, sales and principal receipts from securities; borrowings; and operations. Management considers the asset position of

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

(Dollars in thousands, except per share data)

the Corporation to be sufficiently liquid to meet normal operating needs and conditions. The Corporation’s earning assets are mainly comprised of loans and investment securities. Management continually strives to obtain the best mix of loans and investments to both maximize yield and insure the soundness of the portfolio, as well as to provide funding for loan demand as needed.

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

To provide an additional source of liquidity, the Corporation has entered into an agreement with the Federal Home Loan Bank (FHLB) of Cincinnati to obtain funding for loans. At September 30, 2005, FHLB balances totaled $10,753 as compared with $2,335 at June 30, 2005. The Corporation considers the FHLB to be a reliable source of liquidity funding, secondary to its deposit base.

Jumbo time deposits (those with balances of $100 thousand and over) decreased from $18,555 at June 30, 2005 to $13,819 at September 30, 2005. These deposits are monitored closely by the Corporation and priced on an individual basis. When these deposits are from a municipality, certain bank-owned securities are pledged to guarantee the safety of these public fund deposits as required by Ohio law. The Corporation has on occasion used a fee paid broker to obtain deposits from outside its normal service area as an additional source of funding. The Corporation however, does not rely upon these deposits as a primary source of funding. Although management monitors interest rates on an ongoing basis, a quarterly rate sensitivity report is used to determine the effect of interest rate changes on the financial statements. In the opinion of management, enough assets or liabilities could be repriced over the near term (up to three years) to compensate for such changes. The spread on interest rates, or the difference between the average earning assets and the average interest-bearing liabilities, is monitored quarterly. It is the Corporation’s goal to maintain this spread at better than 4.0%. The spread, on a taxable equivalent basis, was 4.32% and 5.03% for the three month periods ended September 30, 2005 and 2004, respectively.

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

(Dollars in thousands, except per share data)

Capital Resources

The following table presents the capital ratios of Consumers Bancorp, Inc.

	September 30, 2005	June 30, 2005
Total adjusted average assets for leverage ratio	$196,159	$190,082
Risk-weighted assets and off-balance-sheet financial instruments for capital ratio	149,755	147,810
Tier I capital	18,624	18,398
Total risk-based capital	20,049	19,921

Leverage Ratio	9.5%	9.7%
Tier I capital ratio	12.4	12.5
Total capital ratio	13.3	13.5

The Corporation and subsidiary Bank are subject to various regulatory capital requirements administered by federal regulatory agencies. Capital adequacy guidelines and prompt corrective-action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the Corporation’s financial statements. The Bank is considered well capitalized under the Federal Deposit Insurance Act at September 30, 2005. Management is not aware of any matters occurring subsequent to September 30, 2005 that would cause the Bank’s capital category to change.

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

The Company has identified the appropriateness of the allowance for loan losses is a critical accounting policy and an understanding of this policy is necessary to understand the financial statements. Critical accounting policies are those policies that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Footnote one (Allowance for Loan Losses), footnote three (Loans) and Management Discussion and Analysis of Financial Condition and Results from Operation (Critical Accounting Policies and Allowance for Loan Losses) of the 2005 Form 10-K provide detail with regard to the Corporation’s accounting for the allowance for loan losses. There have been no significant changes in the application of accounting policies since June 30, 2005.

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

The following table presents an analysis of the potential sensitivity of the Bank’s annual net interest income and present value of the Bank’s financial instruments to a sudden and sustained increase and decrease change in market interest rates of 200 and 100 basis points:

	Maximum Change 2005	Guidelines
One Year Net Interest Income Change
+200 Basis Points	4.5%	16%
+100 Basis Points	4.8%	8%
-100 Basis Points	6.5%	8%
-200 Basis Points	7.4%	16%
Net Present Value of Equity Change
+200 Basis Points	(11.1)%	30%
+100 Basis Points	(4.4)%	20%
-100 Basis Points	2.0%	20%
-200 Basis Points	1.6%	30%

The projected volatility of net interest income and net present value of equity shown in the table falls within Board of Directors guidelines in right hand column.

CONSUMERS BANCORP, INC.

Item 4 – Controls and Procedures

As of September 30, 2005, an evaluation was carried out under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2005, the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation, in reports that it files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in the Corporation’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect its internal control over financial reporting.

CONSUMERS BANCORP, INC.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

None

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Submission of Matters to a Vote of Security Holders

Consumers Bancorp, Inc. held its Annual Meeting of Shareholders on October 19, 2005, for the purpose of electing four directors and to transact such other business as would properly come before the meeting. Shareholders elected the Class II Directors, consisting of David W. Johnson; Laurie L. McClellan; and Walter J. Young to serve a term ending in 2008 and a Class I Director, James V. Hanna, to serve a term ending in 2007. The remaining Class I Directors, consisting of James R. Kiko, Sr., and John E. Tonti, shall each continue to serve a term ending in 2007. The Class III Directors, consisting of John P. Furey, Thomas M. Kishman, and Steven L. Muckley, shall each continue to serve a term ending in 2006.

Results of shareholder voting for the election of Directors was as follows:

	David W. Johnson	Laurie L. McClellan	Walter J. Young	James V. Hanna
For	1,541,524	1,549,792	1,544,455	1,529,058
Withheld	12,113	3,845	9,182	24,579
Abstentions	—	—	—	—

Item 5 – Other Information

None

Item 6 – Exhibits

Exhibit 11 Statement regarding Computation of Per Share Earnings (included in Note 1 to the Consolidated Financial Statements).

Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification of President & Chief Executive Officer

Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer & Treasurer

Exhibit 32.1 Certification of President & Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Exhibit 32.2 Certification of Chief Financial Officer & Treasurer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

CONSUMERS BANCORP, INC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSUMERS BANCORP, INC.
(Registrant)

Date: November 14, 2005	/s/ Steven L. Muckley
Steven L. Muckley
President & Chief Executive Officer

Date: November 14, 2005	/s/ Renee K. Wood
Renee K. Wood
Chief Financial Officer & Treasurer