Form 10-Q
period 2005-12-31
CONSUMERS BANCORP INC /OH/
filed 2006-02-14
CIK 1006830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

Commission File No. 033-79130

CONSUMERS BANCORP, INC.

(Exact name of registrant as specified in its charter)

OHIO	033-79130	34-1771400
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

614 East Lincoln Way, P.O. Box 256, Minerva, Ohio	44657
(Address of principal executive offices)	(Zip Code)

(330) 868-7701

(Issuer’s telephone number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐            Accelerated file  ☐            Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value	Outstanding at February 10, 2006
2,143,444 Common Shares

CONSUMERS BANCORP, INC.

FORM 10-Q

QUARTER ENDED DECEMBER 31, 2005

CONSUMERS BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	Unaudited December 31, 2005	June 30, 2005
ASSETS
Cash and cash equivalents	$6,399	$5,969
Securities, available for sale	37,638	24,887
Federal Home Loan Bank stock, at cost	937	912
Total loans	149,650	149,662
Less allowance for loan losses	(1,570)	(1,523)

Net Loans	148,080	148,139

Cash surrender value of life insurance	4,077	3,994
Premises and equipment, net	4,789	4,381
Intangible assets	975	1,055
Other real estate owned	538	524
Accrued interest receivable and other assets	1,684	1,319

Total assets	$205,117	$191,180

LIABILITIES
Deposits
Non-interest bearing demand	$39,622	$38,127
Interest bearing demand	11,201	12,901
Savings	52,213	54,804
Time	55,559	56,667

Total deposits	158,595	162,499

Short-term borrowings	6,900	6,046
Federal Home Loan Bank advances	19,001	2,335
Accrued interest and other liabilities	1,185	1,003

Total liabilities	185,681	171,883

SHAREHOLDERS’ EQUITY
Common stock (no par value, 2,500,000 shares authorized; 2,160,000 issued)	4,869	4,869
Retained earnings	15,148	14,841
Treasury stock, at cost (16,556 shares)	(256)	(256)
Accumulated other comprehensive loss	(325)	(157)

Total shareholders’ equity	19,436	19,297

Total liabilities and shareholders’ equity	$205,117	$191,180

See accompanying notes to consolidated financial statements

CONSUMERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months ended December 31,		Six Months ended December 31,
	2005	2004	2005	2004
Interest income
Loans, including fees	$2,466	$2,291	$4,852	$4,635
Securities
Taxable	245	240	449	497
Tax-exempt	144	41	257	77
Federal funds sold	1	2	5	3

Total interest income	2,856	2,574	5,563	5,212
Interest expense
Deposits	546	320	1,060	621
Short-term borrowings	37	30	62	59
Federal Home Loan Bank advances	164	20	223	37

Total interest expense	747	370	1,345	717

Net interest income	2,109	2,204	4,218	4,495

Provision for loan losses	182	7	224	21

Net interest income after Provision for loan losses	1,927	2,197	3,994	4,474

Non-interest income
Service charges on deposit accounts	390	415	824	834
Gain on sale of securities	—	35	—	35
Other	146	140	292	322

Total non-interest income	536	590	1,116	1,191
Non-interest expenses
Salaries and employee benefits	1,098	996	2,186	1,921
Occupancy	271	286	542	565
Directors’ fees	25	37	65	68
Professional fees	34	123	97	258
Franchise taxes	21	54	88	108
Printing and supplies	69	55	122	95
Telephone and network communications	59	47	135	96
Amortization of intangible	40	40	80	81
Other	458	342	913	703

Total non-interest expenses	2,075	1,980	4,228	3,895

Income before income taxes	388	807	882	1,770
Income tax expense	72	246	188	535

Net Income	$316	$561	$694	$1,235

Basic earnings per share	$0.15	$0.26	$0.32	$0.58

See accompanying notes to consolidated financial statements

CONSUMERS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months ended December 31,		Six Months ended December 31,
	2005	2004	2005	2004
Balance at beginning of period	$19,252	$18,938	$19,297	$18,110

Comprehensive income
Net Income	316	561	694	1,235
Other comprehensive income/(loss)	62	(128)	(168)	219

Total comprehensive income	378	433	526	1,454

Common cash dividends	(194)	(193)	(387)	(386)

Balance at the end of the period	$19,436	$19,178	$19,436	$19,178

Common cash dividends per share	$0.09	$0.09	$0.18	$0.18

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended December 31,
	2005	2004
Cash flows from operating activities
Net income	$694	$1,235
Adjustments to reconcile net income to net cash from operating activities	380	355

Net cash from operating activities	1,074	1,590

Cash flow from investing activities
Securities available for sale
Purchases	(15,907)	(2,551)
Maturities and principal pay downs	2,865	3,105
Proceeds from sales of securities	—	2,381
Net decrease in federal funds sold	—	210
Net increase in loans	(328)	(8,627)
Acquisition of premises and equipment	(720)	(139)
Disposal of premises and equipment	13	29
Sale of other real estate owned	204	—

Net cash from investing activities	(13,873)	(5,592)
Cash flow from financing activities
Net increase (decrease) in deposit accounts	(3,904)	4,327
Net change in short-term borrowings	854	(451)
Proceeds of Federal Home Loan Bank advances	16,800	—
Repayments of Federal Home Loan Bank advances	(134)	(574)
Dividends paid	(387)	(386)

Net cash from financing activities	13,229	2,916

Increase (decrease) in cash or cash equivalents	430	(1,086)

Cash and cash equivalents, beginning of year	5,969	5,229

Cash and cash equivalents, end of period	$6,399	$4,143

Supplemental disclosure of cash flow information:
Cash paid during the year:
Interest	$1,304	$721
Federal income taxes	300	655
Non-cash items:
Transfer from loans to repossessed assets	$205	$400

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

Earnings per Share: Earnings per common share are computed based on the weighted average common shares outstanding. The weighted average number of outstanding shares was 2,143,444 and 2,146,281 for the quarter and year-to-date periods ended December 31, 2005 and 2004, respectively. The Corporation’s capital structure contains no dilutive securities.

Operating Lease: During the second fiscal quarter of 2005, Consumers National Bank entered into an operating lease agreement for the Malvern branch location. The lessor of the property is a member of the Corporation’s Board of Directors. The initial term of the lease is a period of ten years. The base rent through the end of the fifth year is one percent of the total Project Cost, as defined in the lease agreement. At the beginning of year six, the rent to be paid shall be increased in accordance with the change in the Consumers Price Index. For years one through five, the estimated annual lease expense is $32 per year.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 2 – Securities

December 31, 2005	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Securities available for sale:
U.S. Treasury	$997	$—	$(1)
Obligations of government sponsored entities	9,959	2	(160)
Obligations of states and political subdivisions	13,628	115	(27)

Mortgage–backed securities	12,900	11	(432)
Equity securities	154	—	—

Total Securities	$37,638	$128	$(620)

June 30, 2005	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Securities available for sale:
U.S. Treasury	$994	$—	$(5)
Obligations of government sponsored entities	5,167	—	(71)
Obligations of states and political subdivisions	3,697	60	(1)

Mortgage–backed securities	14,875	20	(241)
Equity securities	154	—	—

Total Securities	$24,887	$80	$(318)

The estimated fair values of securities at December 31, 2005, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Estimated Fair Value
Due in one year or less	$1,267
Due after one year through five years	5,764
Due after five years through ten years	2,323
Due after ten years	15,230

Total	24,584

Mortgage-backed securities	12,900
Equity securities	154

Total	$37,638

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

At December 31, 2005, available for sale securities included $2,185 of municipal securities with an aggregate book value of $2,175, or 11.2%, of shareholders’ equity that were issued by one issuer. Other than this issue, there were no other holdings of securities of any one issuer, other than the U.S. government and its agencies and corporations, with an aggregate book value which exceeds 10% of shareholders’ equity. As of December 31, 2005, any unrealized losses on securities that have been in a continuous loss position for 12 months or more have not been recognized into income because the issuer(s) securities are of high credit quality and the decline in fair value is largely due to changes in interest rates. The fair value is expected to recover as the securities approach their maturity dates.

Note 3 – Loans

Major classifications of loans were as follows:

	December 31, 2005	June 30, 2005
Real estate – residential mortgage	$58,670	$61,936
Real estate – construction	2,041	4,648
Commercial, financial and agriculture	82,474	75,815
Consumer	6,465	7,263

Total Loans	$149,650	$149,662

	December 31, 2005	June 30, 2005	December 31, 2004
Loans past due over 90 days and still accruing	$230	$190	$12
Loans on non-accrual	1,898	1,807	1,306

Impaired loans	1,871	1,096	1,229
Amount of allowance allocated to impaired loans	357	232	279

Impaired loans of $1,871, $986 and $1,229 as of December 31, 2005, June 30, 2005 and December 31, 2004, respectively, were included in non-accrual loans.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 4 - Allowance for Loan Losses

A summary of activity in the allowance for loan losses for the six months ended December 31, 2005, and 2004, are as follows:

	Six months ended December 31,
	2005	2004
Beginning of period	$1,523	$1,753
Provision	224	21
Charge-offs	(241)	(405)
Recoveries	64	63

Balance at December 31,	$1,570	$1,432

CONSUMERS BANCORP, INC.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share data)

General

The following is management’s analysis of the Corporation’s results of operations for the three and six month periods ended December 31, 2005, compared to the same periods in 2004, and the consolidated balance sheets at December 31, 2005 compared to June 30, 2005. This discussion is designed to provide a more comprehensive review of the operating results and financial condition than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

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

Forward-Looking Statements

When used in this report (including information incorporated by reference in this report), the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate”, “project,” “believe” or similar expressions are intended to identify “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may involve risks and uncertainties that are difficult to predict, may be beyond the Corporation’s control, and could cause actual results to differ materially from those described in such statements. Any such forward-looking statements are made only as of the date of this report or the respective dates of the relevant incorporated documents, as the case may be, and, except as required by law, the Corporation undertakes no obligation to update these forward-looking statements to reflect subsequent events or circumstances. Factors that could cause actual results or experience to differ from results discussed in the forward-looking statements include, but are not limited to: regional and national economic conditions; changes in levels of market interest rates; credit risks, competitive and regulatory factors effecting lending activities; government regulation, and material unforeseen changes in the financial condition or results of Consumers National Bank’s customers could affect the Corporation’s financial performance and could cause the Corporation’s actual results for future periods to differ materially from those anticipated or projected.

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

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

Results of Operations

Three and Six Months Ended December 31, 2005 and 2004

Net Income

Net income was $316 for the three months ended December 31, 2005, a decrease of $245 compared to the same period last year when net income was $561. Earnings per common share for the second fiscal quarter of 2005 was $0.15 as compared to $0.26 for the second fiscal quarter of 2004. These decreases were the result of an increase in provision expense and a decline in the net interest margin from 5.12% in the second fiscal quarter of 2004 to 4.63% for the same period in 2005.

Net income was $694 for the six months ended December 31, 2005, a decrease of $541 compared to the same period last year when net income was $1,235. Earnings per common share for the six month period ended December 31, 2005 was $0.32 as compared to $0.58 for the same period last year.

Return on average equity (ROE) and return on average assets (ROA) were 6.52% and 0.62%, respectively, for the second fiscal quarter of 2005 compared to 11.63% and 1.17%, respectively, for the second fiscal quarter of 2004.

ROE and ROA were 7.13% and 0.69%, respectively, for the six month period ended December 31, 2005 compared to 13.00% and 1.30%, respectively, for the same period ended in 2004.

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

and Results of Operations (continued)

(Dollars in thousands, except per share data)

The Corporation’s net interest margin for the three months ended December 31, 2005 was 4.63%, compared to 5.12% for the same period last year. Net interest income for the three months ended December 31, 2005 decreased by $95, or 4.3%, to $2,109 from $2,204 for the same period last year. The decline in the net interest margin and net interest income was primarily due to an increase in cost of funds from 1.13% for the three months ended December 31, 2004 to 2.08% for the same period in 2005. The increase in the cost of funds was mainly caused by higher market rates affecting the rates paid on borrowings and rates paid on time deposits. The decline in net interest income for the three months ended December 31, 2005 was partially offset by a higher level of interest-earning assets as compared to the same period in 2004 combined with the Corporation’s yield on average interest-earning assets increasing to 6.22% for the three months ended December 31, 2005 from 5.95% for the comparable year ago period.

The Corporation’s net interest margin for the six months ended December 31, 2005 was 4.68%, compared to 5.18% for the same period last year. Net interest income for the six months ended December 31, 2005 was $4,218, a decrease of $277, or 6.2%, from $4,495 for the same period in 2004. The decrease in the net interest margin and net interest income was primarily attributable to an 80 basis point increase in the cost of interest-bearing liabilities.

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Average Balance Sheets and Analysis of Net Interest Income for the Three Months Ended December 31,

(In thousands, except percentages)

	2005			2004
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ rate
Interest-earning assets:
Taxable securities	$23,886	$245	4.07%	$25,571	$240	3.74%
Nontaxable securities (1)	13,281	207	6.18	3,864	60	6.15
Loans receivable (1)	149,008	2,470	6.58	144,937	2,321	6.35
Federal funds sold	131	1	3.03	487	2	1.63

Total interest-earning assets	186,306	2,923	6.22	174,859	2,623	5.95

Noninterest-earning assets	15,609			14,975

Total Assets	$201,915			$189,834

Interest-bearing liabilities:
NOW	$12,287	$13	0.42%	$15,627	$29	0.75%
Savings	53,258	79	0.59	59,118	57	0.38
Time deposits	55,235	454	3.26	44,352	234	2.10
Short-term borrowings	6,360	37	2.31	6,246	20	1.24
FHLB advances	15,485	164	4.20	3,933	30	2.98

Total interest-bearing liabilities	142,625	747	2.08%	129,276	370	1.13%

Noninterest-bearing liabilities:
Noninterest-bearing checking accounts	38,944			40,191
Other liabilities	1,137			1,219

Total liabilities	182,706			170,686
Shareholders’ equity	19,209			19,148

Total liabilities and shareholders’ equity	$201,915			$189,834

Net interest income, interest rate spread (1)		$2,176	4.14%		$2,253	4.82%

Net interest margin (net interest as a percent of average interest-earning assets (1)			4.63%			5.12%
Average interest-earning assets to interest-bearing liabilities	130.63%			135.26%

(1)	calculated on a fully taxable equivalent basis

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Average Balance Sheets and Analysis of Net Interest Income for the Six Months Ended December 31,

(In thousands, except percentages)

	2005			2004
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Taxable securities	$22,728	$449	3.92%	$26,300	$497	3.75%
Nontaxable securities (1)	12,089	371	6.09	3,619	117	6.42
Loans receivable (1)	148,878	4,861	6.48	143,783	4,645	6.41
Federal funds sold	249	5	3.98	388	3	1.53

Total interest-earning assets	183,944	5,686	6.13	174,090	5,262	6.00

Noninterest-earning assets	15,600			14,964

Total Assets	$199,544			$189,054

Interest-bearing liabilities:
NOW	$12,295	$24	0.39%	$15,422	$52	0.66%
Savings	54,159	146	0.53	59,502	115	0.38
Time deposits	56,837	890	3.11	43,905	454	2.05
Short-term borrowings	6,290	62	1.96	6,292	37	1.16
FHLB advances	10,779	223	4.10	4,442	59	2.62

Total interest-bearing liabilities	140,360	1,345	1.90%	129,563	717	1.10%

Noninterest-bearing liabilities:
Noninterest-bearing checking accounts	38,747			39,370
Other liabilities	1,145			1,273

Total liabilities	180,252			170,206
Shareholders’ equity	19,292			18,848

Total liabilities and shareholders’ equity	$199,544			$189,054

Net interest income, interest rate spread (1)		$4,341	4.23%		$4,545	4.90%

Net interest margin (net interest as a percent of average interest-earning assets (1)			4.68%			5.18%

Average interest-earning assets to interest-bearing liabilities	131.05%			134.37%

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Provision for Loan Losses

The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable credit losses inherent in the Bank’s loan portfolio that have been incurred at each balance sheet date. The provision for loan losses increased to $224 for the six month period ended December 31, 2005 compared to $21 for the same period last year. The higher provision for loan losses resulted mainly from an increase in the specific allocation related to impaired loans due to deterioration in collateral values. Net charge-offs were $177 for the six month period ended December 31, 2005 compared to $342 for the same period in 2004. In 2005, $80 of the net charge-offs related to a real estate loan that was foreclosed on resulting in the fair market value of the property being transferred into other real estate owned. This property was specifically allocated for within the allowance for loan loss in a prior period when the probable loss had been identified. A majority of the remaining net charge-offs were within the commercial and consumer loan portfolios, which also contributed to the higher provision expense for 2005. A majority of the charge-offs for the six months ended December 31, 2004 were isolated to a single borrower.

As older loans are paid down they have been replaced with loans of better credit quality due to enhanced credit analysis systems that were put in place to monitor the commercial loan portfolio. The Corporation has identified loans to small businesses mainly secured by real estate as an area of the market that provides growth opportunities. The general reserves on the homogeneous loan pools within the allowance for loan losses calculation reflect these shifts within the portfolio. Also, the continued economic uncertainty within the Company’s market area was considered within the allowance for loan loss calculation. The provision for loan losses was considered sufficient by management for maintaining an appropriate allowance for loan losses.

Non-Interest Income

Non-interest income decreased to $536 during the second fiscal quarter of 2005, compared to $590 for the same quarter last year. Within non-interest income, service charges on deposits decreased by $25 mainly due to lower overdraft fees. Also, the second fiscal quarter of 2004 included a $35 gain from the sale of available for sale securities.

Non-interest income was $1,116 for the six months ended December 31, 2005, compared to $1,191 during the same period last year. The six months ended December 31, 2004 included a $35 gain from the sale of available for sale securities. Also, other income decreased from $322 for the six months ended December 31, 2004 to $292 for the same period in 2005 mainly due to the sale of the Community Title Agency, Inc., which the Bank sold on October 1, 2004. At the time of its sale, Community Title Agency, Inc. accounted for less than 2% of the Corporation’s consolidated assets and business.

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Non-Interest Expenses

Non-interest expenses increased 4.8%, to $2,075 during the second fiscal quarter of 2005, compared to $1,980 during the same quarter last year. Within non-interest expenses, salaries and employee benefits increased $102 as vacant senior management positions have been filled. This increase was partially offset by an $89 decrease in consulting and professional fees since the senior management team is now performing services that were previously performed by outside consultants. Also, contributing to the increase in non-interest expenses were fees associated with moving to an imaged environment in the Proof department. As a result of the imaged environment, Consumers is now able to electronically capture images at its branch locations eliminating the need to courier work from each branch to a central location. Long term objectives of moving to an imaged environment include: improving the ability to identify potential fraud by isolating checks that are inconsistent with historical account activity, intraday clearing allowing for quicker access to funds, and recognizing operational savings related to equipment maintenance and repair, and reduced courier and employee costs.

Non-interest expenses increased $333, to $4,228 for the six months ended December 31, 2005, compared to $3,895 during the same period last year. Within non-interest expenses, salaries and employee benefits increased $265 as vacant senior management positions have been filled, advertising expenses increased $51 as the Corporation has renewed its marketing efforts and repossession and collection fees increased $22 mainly due to expenses incurred related to real estate loans that were foreclosed on resulting in the fair market value of the properties being transferred into other real estate owned. These increases were partially offset by a $161 decrease in consulting and professional fees for the six months ended December 31, 2005 as compared to the same period last year.

Income Taxes

Income tax expense for the three months ended December 31, 2005 decreased $174, to $72 from $246, compared to the same period in 2004. The effective tax rate was 18.6% for the current quarter as compared to 30.5% for the same quarter last year. The provision for income taxes for the six months ended December 31, 2005 decreased $347 to $188 from $535 for the same period in 2004. The effective tax rate for the six months ended December 31, 2005 was 21.3% as compared to 30.2% for the same period in 2004. The effective tax rate differed from the federal statutory rate principally as a result of tax-exempt income from obligations of states and political subdivisions, loans and earnings on bank owned life insurance. The decline in the effective tax rate in 2005 as compared to 2004 was mainly due to tax-free income being a larger portion of pre-tax income.

Financial Condition

Total assets at December 31, 2005 were $205,117 compared to $191,180 at June 30, 2005, an increase of $13,937 or 7.3%. Available for sale securities have increased by $12,751 from $24,887 at June 30, 2005 to $37,638 at December 31, 2005. During the first fiscal quarter of 2005, $10.0 million of municipal securities were purchased.

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Loan receivables remained relatively flat at $149,650 at December 31, 2005 compared with June 30, 2005. The Corporation has identified loans to small businesses mainly secured by real estate as an area of the market that provides growth opportunities. Additional personnel and systems have been added to analyze the commercial loan portfolio in order to take advantage of the growth opportunities and to manage the risk profile of the portfolio.

Total shareholders’ equity increased by $139 from June 30, 2005, to $19,436 as of December 31, 2005. This increase was caused by net income for the six month period which was partially offset by cash dividends paid and a decline in the fair market value of available for sale securities as a result of changes in interest rates.

Non-Performing Assets

The following table presents the aggregate amounts of non-performing assets and respective ratios as of the dates indicated.

	December 31, 2005	June 30, 2005	December 31, 2004
Non-accrual loans	$1,898	$1,807	$1,306
Loans past due over 90 days and still accruing	230	190	12

Total non-performing loans	2,128	1,997	1,318
Other real estate owned	538	524	902

Total non-performing assets	$2,666	$2,521	$2,220

Non-performing loans to total loans	1.42%	1.33%	0.89%
Allowance for loan losses to total non-performing loans	73.78	76.26	108.65
Loans 90 days or more past due and still accruing to total loans	0.15	0.13	0.01

Following is a breakdown of non-accrual loans as of December 31, 2005 by collateral:

December 31, 2005
Commercial non-mortgage collateral	$45
Multifamily residential properties	284
1-4 family residential properties	1,551
Equipment	18

Total	$1,898

As of December 31, 2005, impaired loans totaled $1,871 and all of the impaired loans were included in non-accrual loans. Commercial and commercial real estate loans are classified as impaired if full collection of principal and interest, in accordance with the terms of the loan documents, is not probable. Impaired loans and non-performing loans

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

have been considered in management’s analysis of the appropriateness of the allowance for loan losses. Management and the Board of Directors are closely monitoring these loans and believe that the prospects for recovery of principal and interest, less identified specific reserves, are good.

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

To provide an additional source of liquidity, the Corporation has entered into an agreement with the Federal Home Loan Bank (FHLB) of Cincinnati. At December 31, 2005, FHLB advances totaled $19,001 as compared with $2,335 at June 30, 2005. The increase in the FHLB advances from June 30, 2005 to December 31, 2005 was due to a $3,904 decline in deposits combined with a $12,751 increase in available for sale securities. The Corporation considers the FHLB to be a reliable source of liquidity funding, secondary to its deposit base.

Jumbo time deposits (those with balances of $100 thousand and over) decreased from $18,555 at June 30, 2005 to $13,933 at December 31, 2005. These deposits are monitored closely by the Corporation and priced on an individual basis. When these deposits are from a municipality, certain bank-owned securities are pledged to guarantee the safety of these public fund deposits as required by Ohio law. The Corporation has on occasion used a fee paid broker to obtain deposits from outside its normal service area as an additional source of funding. The Corporation however, does not rely upon these deposits as a primary source of funding. Although management monitors interest rates on an ongoing basis, a quarterly rate sensitivity report is used to determine the effect of interest rate changes on the financial statements. In the opinion of management, enough

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

assets or liabilities could be repriced over the near term (up to three years) to compensate for such changes. The spread on interest rates, or the difference between the average earning assets and the average interest-bearing liabilities, is monitored quarterly. It is the Corporation’s goal to maintain this spread at better than 4.0%. The spread, on a taxable equivalent basis, was 4.23% and 4.90% for the six month periods ended December 31, 2005 and 2004, respectively.

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Capital Resources

The following table presents the capital ratios of Consumers Bancorp, Inc.

	December 31, 2005	June 30, 2005
Total adjusted average assets for leverage ratio	$203,934	$190,082
Risk-weighted assets and off-balance-sheet financial instruments for capital ratio	152,665	147,810
Tier I capital	18,786	18,398
Total risk-based capital	20,356	19,921
Leverage Ratio	9.2%	9.7%
Tier I capital ratio	12.3	12.5
Total capital ratio	13.3	13.5

The Corporation and subsidiary Bank are subject to various regulatory capital requirements administered by federal regulatory agencies. Capital adequacy guidelines and prompt corrective-action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the Corporation’s financial statements. The Bank is considered well capitalized under the Federal Deposit Insurance Act at December 31, 2005. Management is not aware of any matters occurring subsequent to December 31, 2005 that would cause the Bank’s capital category to change.

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

CONSUMERS BANCORP, INC.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk that a financial institution’s earnings and capital, or its ability to meet its business objectives, will be adversely affected by movements in market rates or prices such as interest rates, foreign exchange rates, equity prices, credit spreads and/or commodity prices. Within the Bank, the dominant market risk exposure is changes in interest rates. The negative effect of this exposure is felt through the net interest margin and the market value of various assets and liabilities.

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

The following table presents an analysis of the potential sensitivity of the Bank’s annual net interest income and present value of the Bank’s financial instruments to a sudden and sustained increase and decrease change in market interest rates of 200 and 100 basis points:

	Maximum Change 2005	Guidelines
One Year Net Interest Income Change
+200 Basis Points	(2.7)%	16%
+100 Basis Points	(1.4)%	8%
-100 Basis Points	2.4%	8%
-200 Basis Points	4.3%	16%
Net Present Value of Equity Change
+200 Basis Points	(11.7)%	30%
+100 Basis Points	(4.5)%	20%
-100 Basis Points	1.9%	20%
-200 Basis Points	1.2%	30%

The projected volatility of net interest income and net present value of equity shown in the table falls within Board of Directors guidelines in right hand column.

The preceding analysis is based on numerous assumptions, including relative levels of market interest rates, loan prepayments and reactions of depositors to changes in interest rates, and should not be relied upon as being indicative of actual results. Further, the analysis does not necessarily contemplate all actions the Bank may undertake in response to changes in interest rates.

CONSUMERS BANCORP, INC.

Item 4 – Controls and Procedures

As of December 31, 2005, an evaluation was carried out under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2005, the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation, in reports that it files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in the Corporation’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect its internal control over financial reporting.

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

Item 5 – Other Information

The Board of Directors of Consumers Bancorp, Inc., declared a $0.07 per share cash dividend for shareholders of record on February 21, 2006 that will be paid on March 13, 2006.

Item 6 – Exhibits

Exhibit 10.3 Lease Agreement entered into between Furey Holdings, LLC and Consumers National Bank on December 23, 2005.

Exhibit 11 Statement regarding Computation of Per Share Earnings (included in Note 1 to the Consolidated Financial Statements).

Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification of President & Chief Executive Officer.

Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer & Treasurer.

CONSUMERS BANCORP, INC.

Item 6 – Exhibits (continued)

Exhibit 32.1 Certification of President & Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Exhibit 32.1 Certification of Chief Financial Officer & Treasurer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSUMERS BANCORP, INC.
(Registrant)

Date: February 14, 2006	/s/ Steven L Muckley
Steven L. Muckley
President & Chief Executive Officer

Date: February 14, 2006	/s/ Renee K. Wood
Renee K. Wood
Chief Financial Officer & Treasurer