Form 10-Q
period 2006-03-31
CONSUMERS BANCORP INC /OH/
filed 2006-05-12
CIK 1006830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Large accelerated filer  ☐                   Accelerated filer  ☐                   Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value	Outstanding at May 12, 2006 2,140,434 Common Shares

CONSUMERS BANCORP, INC.

FORM 10-Q

QUARTER ENDED MARCH 31, 2006

CONSUMERS BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)
	Unaudited
	March 31, 2006	June 30, 2005
ASSETS
Cash and cash equivalents	$5,831	$5,969
Securities, available for sale	36,900	24,887
Federal Home Loan Bank stock, at cost	950	912
Total loans	150,049	149,662
Less allowance for loan losses	(1,509)	(1,523)

Net Loans	148,540	148,139

Cash surrender value of life insurance	4,108	3,994
Premises and equipment, net	4,701	4,381
Intangible assets	935	1,055
Other real estate owned	558	524
Accrued interest receivable and other assets	1,724	1,319

Total assets	$204,247	$191,180

LIABILITIES
Deposits
Non-interest bearing demand	$38,811	$38,127
Interest bearing demand	10,962	12,901
Savings	50,657	54,804
Time	64,866	56,667

Total deposits	165,296	162,499

Short-term borrowings	4,979	6,046
Federal Home Loan Bank advances	13,298	2,335
Accrued interest and other liabilities	1,182	1,003

Total liabilities	184,755	171,883

SHAREHOLDERS’ EQUITY
Common stock (no par value, 2,500,000 shares authorized; 2,160,000 issued)	4,869	4,869
Retained earnings	15,295	14,841
Treasury stock, at cost (19,566 shares at March 31, 2006 and 16,556 shares at June 30, 2005)	(303)	(256)
Accumulated other comprehensive loss	(369)	(157)

Total shareholders’ equity	19,492	19,297

Total liabilities and shareholders’ equity	$204,247	$191,180

See accompanying notes to consolidated financial statements

CONSUMERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share amounts)
	Three Months ended March 31,		Nine Months ended March 31,
	2006	2005	2006	2005
Interest income
Loans, including fees	$2,478	$2,283	$7,330	$6,918
Securities
Taxable	267	234	716	731
Tax-exempt	142	34	399	111
Federal funds sold	1	—	6	3

Total interest income	2,888	2,551	8,451	7,763

Interest expense
Deposits	592	326	1,652	947
Short-term borrowings	35	78	97	119
Federal Home Loan Bank advances	204	25	427	80

Total interest expense	831	429	2,176	1,146

Net interest income	2,057	2,122	6,275	6,617

Provision for loan losses	90	56	314	77

Net interest income after Provision for loan losses	1,967	2,066	5,961	6,540

Non-interest income
Service charges on deposit accounts	341	334	1,165	1,168
Gain on sale of securities	—	31	—	66
Other	134	179	426	501

Total non-interest income	475	544	1,591	1,735

Non-interest expenses
Salaries and employee benefits	1,066	991	3,252	2,912
Occupancy	279	258	821	823
Directors’ fees	38	39	103	107
Professional fees	52	85	149	343
Franchise taxes	43	54	131	162
Printing and supplies	57	29	179	124
Telephone and network communications	62	53	197	149
Amortization of intangible	40	40	120	121
Other	441	422	1,354	1,125

Total non-interest expenses	2,078	1,971	6,306	5,866

Income before income taxes	364	639	1,246	2,409
Income tax expense	67	195	255	730

Net Income	$297	$444	$991	$1,679

Basic earnings per share	$0.14	$0.21	$0.46	$0.78

See accompanying notes to consolidated financial statements

CONSUMERS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share data)
	Three Months ended March 31,		Nine Months ended March 31,
	2006	2005	2006	2005
Balance at beginning of period	$19,436	$19,178	$19,297	$18,110

Comprehensive income
Net Income	297	444	991	1,679
Other comprehensive loss	(44)	(275)	(212)	(56)

Total comprehensive income	253	169	779	1,623

Purchase of treasury stock	(47)	(52)	(47)	(52)
Common cash dividends	(150)	(193)	(537)	(579)

Balance at the end of the period	$19,492	$19,102	$19,492	$19,102

Cash dividends per common share	$0.07	$0.09	$0.25	$0.27

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)
	Nine Months Ended March 31,
	2006	2005
Cash flows from operating activities
Net income	$991	$1,679
Adjustments to reconcile net income to net cash from operating activities	654	(19)

Net cash from operating activities	1,645	1,660

Cash flow from investing activities
Securities available for sale
Purchases	(15,907)	(2,551)
Maturities and principal pay downs	3,521	4,093
Proceeds from sales of securities	—	2,536
Net decrease in federal funds sold	—	210
Net increase in loans	(1,433)	(8,577)
Acquisition of premises and equipment	(779)	(149)
Disposal of premises and equipment	15	56
Sale of other real estate owned	691	538

Net cash from investing activities	(13,892)	(3,844)

Cash flow from financing activities
Net increase (decrease) in deposit accounts	2,797	(483)
Net change in short-term borrowings	(1,067)	2,815
Proceeds of Federal Home Loan Bank advances	13,560	—
Repayments of Federal Home Loan Bank advances	(2,597)	(295)
Purchase of Treasury Stock	(47)	(52)
Dividends paid	(537)	(579)

Net cash from financing activities	12,109	1,406

Decrease in cash or cash equivalents	(138)	(778)

Cash and cash equivalents, beginning of year	5,969	5,229

Cash and cash equivalents, end of period	$5,831	$4,451

Supplemental disclosure of cash flow information:
Cash paid during the year:
Interest	$2,133	$1,106
Federal income taxes	300	920
Non-cash items:
Transfer from loans to repossessed assets	$718	$445

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

Earnings per Share: Earnings per common share are computed based on the weighted average common shares outstanding. The weighted average number of outstanding shares was 2,142,574 and 2,145,708 for the quarters ended March 31, 2006 and 2005, respectively. The weighted average number of outstanding shares was 2,143,158 and 2,146,093 for the nine months ended March 31, 2006 and 2005, respectively. The Corporation’s capital structure contains no dilutive securities.

Operating Lease: During the second fiscal quarter of 2005, the Bank entered into an operating lease agreement for its Malvern, Ohio branch location. The lessor of the property is a member of the Corporation’s Board of Directors. The initial term of the lease is a period of ten years. The base rent through the end of the fifth year is one percent of the total project cost, as defined in the lease agreement. At the beginning of year six, the rent to be paid shall be increased in accordance with the change in the Consumers Price Index. For years one through five, the estimated annual lease expense is $32 per year.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited)

(Dollars in thousands, except per share amounts)

Note 2 – Securities

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
March 31, 2006
Securities available for sale:
U.S. Treasury	$994	$—	$(6)
Obligations of government sponsored entities	9,921	—	(198)
Obligations of states and political subdivisions	13,614	98	(16)
Mortgage–backed securities	12,217	9	(447)
Equity securities	154	—	—

Total Securities	$36,900	$107	$(667)

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
June 30, 2005
Securities available for sale:
U.S. Treasury	$994	$—	$(5)
Obligations of government sponsored entities	5,167	—	(71)
Obligations of states and political subdivisions	3,697	60	(1)
Mortgage–backed securities	14,875	20	(241)
Equity securities	154	—	—

Total Securities	$24,887	$80	$(318)

The estimated fair values of securities at March 31, 2006, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Estimated Fair Value
Due in one year or less	$1,379
Due after one year through five years	5,341
Due after five years through ten years	4,094
Due after ten years	13,715

Total	24,529

Mortgage-backed securities	12,217
Equity securities	154

Total	$36,900

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited)

(Dollars in thousands, except per share amounts)

At March 31, 2006, available for sale securities included $2,184 of municipal securities with an aggregate book value of $2,175, or 11.2%, of shareholders’ equity that were issued by one issuer. Other than this issue, there were no other holdings of securities of any one issuer, other than the U.S. government and its agencies and corporations, with an aggregate book value which exceeds 10% of shareholders’ equity. As of March 31, 2006, any unrealized losses on securities that have been in a continuous loss position for 12 months or more have not been recognized into income because the issuer(s) securities are of high credit quality and the decline in fair value is largely due to changes in interest rates. The fair value is expected to recover as the securities approach their maturity dates.

Note 3 – Loans

Major classifications of loans were as follows:

	March 31, 2006	June 30, 2005
Real estate – residential mortgage	$56,797	$61,936
Real estate – construction	1,746	4,648
Commercial, financial and agriculture	84,611	75,815
Consumer	6,895	7,263

Total Loans	$150,049	$149,662

	March 31, 2006	June 30, 2005	March 31, 2005
Loans past due over 90 days and still accruing	$348	$190	$342
Loans on non-accrual	1,446	1,807	1,643

Impaired loans	1,156	1,096	1,099
Amount of allowance allocated to impaired loans	259	232	233

Impaired loans of $1,117, $986 and $892 as of March 31, 2006, June 30, 2005 and March 31, 2005, respectively, were included in non-accrual loans.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited)

(Dollars in thousands, except per share amounts)

Note 4 - Allowance for Loan Losses

A summary of activity in the allowance for loan losses for the nine months ended March 31, 2006, and 2005, are as follows:

	2006	2005
Beginning of period	$1,523	$1,753
Provision	314	77
Charge-offs	(426)	(467)
Recoveries	98	110

Balance at March 31,	$1,509	$1,473

Note 5 – Federal Home Loan Bank Advances

A summary of Federal Home Loan Bank (FHLB) advances are as follows:

Maturity	Term	Interest Rate	Balance March 31, 2006	Balance June 30, 2005
09/25/2005	Floating	3.48%	$—	$200
06/20/2006	Floating	5.00	3,760	—
11/03/2006	Floating	5.10	3,590	—
02/01/2008	Floating	4.73	4,000	—
07/01/2010	Fixed	6.90	86	99
10/01/2010	Fixed	7.00	85	128
12/01/2010	Fixed	6.10	237	269
04/01/2014	Fixed	2.54	861	932
04/01/2019	Fixed	4.30	679	707

			$13,298	$2,335

Each fixed rate advance has a prepayment penalty equal to the present value of 100% of the lost cash flow based upon the difference between the contract rate on the advance and the current rate on the new advance. Each floating rate advance can be prepaid, without penalty, at each interest rate reset date.

CONSUMERS BANCORP, INC.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share data)

General

The following is management’s analysis of the Corporation’s results of operations for the three and nine month periods ended March 31, 2006, compared to the same periods in 2005, and the consolidated balance sheets at March 31, 2006 compared to June 30, 2005. This discussion is designed to provide a more comprehensive review of the operating results and financial condition than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

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

Results of Operations

Three and Nine Months Ended March 31, 2006 and 2005

Net Income

Net income was $297 for the three months ended March 31, 2006, a decrease of $147 compared to the same period last year when net income was $444. Earnings per common share for the third fiscal quarter of 2006 were $0.14 as compared to $0.21 for the third fiscal quarter of 2005.

Net income was $991 for the nine months ended March 31, 2006, a decrease of $688 compared to the same period last year when net income was $1,679. Earnings per common share for the nine month period ended March 31, 2006 were $0.46 as compared to $0.78 for the same period last year. These decreases were mainly the result of an increase in provision expense and an increase in non-interest expenses, as further discussed below.

Return on average equity (ROE) and return on average assets (ROA) were 6.19% and 0.59%, respectively, for the third fiscal quarter of 2006 compared to 9.32% and 0.94%, respectively, for the third fiscal quarter of 2005.

ROE and ROA were 6.82% and 0.66%, respectively, for the nine month period ended March 31, 2006 compared to 11.77% and 1.18%, respectively, for the same period ended in 2005.

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

(Dollars in thousands, except per share data)

The Corporation’s net interest margin for the three months ended March 31, 2006 was 4.60%, compared to 4.95% for the same period last year. Net interest income for the three months ended March 31, 2006 decreased by $65, or 3.1%, to $2,057 from $2,122 for the same period last year. The decline in the net interest margin and net interest income was primarily due to an increase in cost of funds from 1.32% for the three months ended March 31, 2005 to 2.34% for the same period in 2006. The increase in the cost of funds was mainly caused by higher market rates affecting the rates paid on borrowings and rates paid on time deposits. The decline in net interest income for the three months ended March 31, 2006 was partially offset by a higher level of interest-earning assets as compared to the same period in 2005 combined with the Corporation’s yield on average interest-earning assets increasing to 6.40% for the three months ended March 31, 2006 from 5.93% for the comparable year ago period.

The Corporation’s net interest margin for the nine months ended March 31, 2006 was 4.65%, compared to 5.10% for the same period last year. Net interest income for the nine months ended March 31, 2006 was $6,275, a decrease of $342, or 5.2%, from $6,617 for the same period in 2005. The decrease in the net interest margin and net interest income was primarily attributable to an 88 basis point increase in the cost of interest-bearing liabilities.

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Average Balance Sheets and Analysis of Net Interest Income for the Three Months Ended March 31,

(In thousands, except percentages)

	2006			2005
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Taxable securities	$24,733	$267	4.38%	$24,174	$234	3.93%
Nontaxable securities (1)	13,493	206	6.19	3,744	53	5.74
Loans receivable (1)	149,038	2,481	6.75	148,049	2,288	6.27
Federal funds sold	70	1	5.79	—	—	—

Total interest-earning assets	187,334	2,955	6.40	175,967	2,575	5.93

Noninterest-earning assets	15,569			15,025

Total Assets	$202,903			$190,992

Interest-bearing liabilities:
NOW	$11,711	$6	0.21%	$13,051	$12	0.37%
Savings	51,329	81	0.64	58,176	56	0.39
Time deposits	58,383	505	3.51	45,543	258	2.30
Short-term borrowings	4,821	35	2.94	12,032	78	2.63
FHLB advances	17,889	204	4.62	2,549	25	3.98

Total interest-bearing liabilities	144,133	831	2.34%	131,351	429	1.32%

Noninterest-bearing liabilities:
Noninterest-bearing checking accounts	38,194			39,207
Other liabilities	1,106			1,113

Total liabilities	183,433			171,671
Shareholders’ equity	19,470			19,321

Total liabilities and shareholders’ equity	$202,903			$190,992

Net interest income, interest rate spread (1)		$2,124	4.06%		$2,146	4.61%

Net interest margin (net interest as a percent of average interest-earning assets (1)			4.60%			4.95%

Average interest-earning assets to interest-bearing liabilities	129.97%			133.97%

(1)	calculated on a fully taxable equivalent basis

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Average Balance Sheets and Analysis of Net Interest Income for the Nine Months Ended March 31,

(In thousands, except percentages)

	2006			2005
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Taxable securities	$23,387	$716	4.08%	$25,462	$731	3.82%
Nontaxable securities (1)	12,550	577	6.12	3,799	168	5.89
Loans receivable (1)	148,930	7,342	6.57	145,184	6,933	6.36
Federal funds sold	190	6	4.21	261	3	1.53

Total interest-earning assets	185,057	8,641	6.22	174,706	7,835	5.97

Noninterest-earning assets	15,590			14,984

Total Assets	$200,647			$189,690

Interest-bearing liabilities:
NOW	$12,103	$30	0.33%	$14,643	$64	0.58%
Savings	53,229	227	0.57	59,066	171	0.39
Time deposits	57,345	1,395	3.24	44,443	712	2.13
Short-term borrowings	5,808	97	2.22	6,141	119	1.69
FHLB advances	13,114	427	4.34	5,857	80	4.04

Total interest-bearing liabilities	141,599	2,176	2.05%	130,150	1,146	1.17%

Noninterest-bearing liabilities:
Noninterest-bearing checking accounts	38,566			39,317
Other liabilities	1,132			1,220

Total liabilities	181,297			170,687
Shareholders’ equity	19,350			19,003

Total liabilities and shareholders’ equity	$200,647			$189,690

Net interest income, interest rate spread (1)		$6,465	4.17%		$6,689	4.80%

Net interest margin (net interest as a percent of average interest-earning assets (1)			4.65%			5.10%

Average interest-earning assets to interest-bearing liabilities	130.69%			134.23%

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Provision for Loan Losses

The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable credit losses inherent in the Bank’s loan portfolio that have been incurred at each balance sheet date. The provision for loan losses increased to $314 for the nine month period ended March 31, 2006 compared to $77 for the same period last year. Net charge-offs were $328 for the nine month period ended March 31, 2006 compared to $357 for the same period in 2005.

The higher provision for loan losses in 2006 resulted mainly from the $328 in net charge-offs. A majority of the net charge-offs were within the residential real estate and consumer loan portfolios. Net charge-offs for the nine months ended March 31, 2005 included a $320 charge-off related to a single borrower that was specifically allocated for within the allowance for loan loss in a prior period when the loss had been identified. The provision for loan losses was considered sufficient by management for maintaining an appropriate allowance for loan losses.

Non-Interest Income

Non-interest income decreased to $475 during the third fiscal quarter of 2006, compared to $544 for the same quarter last year. Within non-interest income, the third fiscal quarter of 2005 included a $31 gain from the sale of available for sale securities as well as a $44 gain from the sale of other real estate owned compared to a $6 loss from the sale of other real estate owned in 2006.

Non-interest income was $1,591 for the nine months ended March 31, 2006, compared to $1,735 during the same period last year. Non-interest income for 2005 included a $66 gain from the sale of available for sale securities as well as a $44 gain from the sale of other real estate owned compared to a $6 loss from the sale of other real estate owned in 2006. Within other income, there was an increase in visa debit interchange fees of $28 for the nine months ended March 31, 2006 compared to the same period last year due to increased usage.

Non-Interest Expenses

Non-interest expenses increased 5.4%, to $2,078 during the third fiscal quarter of 2006, compared to $1,971 during the same quarter last year. Non-interest expenses increased $440, to $6,306 for the nine months ended March 31, 2006, compared to $5,866 during the same period last year. Within non-interest expenses, salaries and employee benefits increased $340 mainly due to vacant senior management positions being filled. Also, contributing to the increase in non-interest expenses were fees associated with moving to an imaged environment in the Proof department. As a result of the imaged environment, Consumers is now able to electronically capture images at its branch locations eliminating the need to courier work from each branch to a central location. Long term objectives of moving to an imaged environment include: improving the ability to identify

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

potential fraud by isolating checks that are inconsistent with historical account activity, intraday clearing allowing for quicker access to funds, and recognizing operational savings related to equipment maintenance and repair, and reduced courier and employee costs. These increases were partially offset by a $194 decrease in consulting and professional fees for the nine months ended March 31, 2006 as compared to the same period last year since the senior management team is now performing services that were previously performed by outside consultants.

Income Taxes

Income tax expense for the three months ended March 31, 2006 decreased $128, to $67 from $195, compared to the same period in 2005. The effective tax rate was 18.4% for the current quarter as compared to 30.5% for the same quarter last year. The provision for income taxes for the nine months ended March 31, 2006 decreased $475 to $255 from $730 for the same period in 2005. The effective tax rate for the nine months ended March 31, 2006 was 20.5% as compared to 30.3% for the same period in 2005. The effective tax rate differed from the federal statutory rate principally as a result of tax-exempt income from obligations of states and political subdivisions, loans and earnings on bank owned life insurance. The decline in the effective tax rate in 2006 as compared to 2005 was mainly due to tax-free income being a larger portion of pre-tax income.

Financial Condition

Total assets at March 31, 2006 were $204,247 compared to $191,180 at June 30, 2005, an increase of $13,067 or 6.8%. Available for sale securities have increased by $12,013 from $24,887 at June 30, 2005 to $36,900 at March 31, 2006 mainly due to the purchase of $10.0 million of municipal securities.

Loan receivables remained relatively flat at $150,049 at March 31, 2006 compared with June 30, 2005. The Corporation has identified loans to small businesses mainly secured by real estate as an area of the market that provides growth opportunities.

Total shareholders’ equity increased by $195 from June 30, 2005, to $19,492 as of March 31, 2006. This increase was caused by net income for the nine month period which was partially offset by cash dividends paid and a decline in the fair market value of available for sale securities as a result of changes in interest rates.

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Non-Performing Assets

The following table presents the aggregate amounts of non-performing assets and respective ratios as of the dates indicated.

	March 31, 2006	June 30, 2005	March 31, 2005
Non-accrual loans	$1,446	$1,807	$1,643
Loans past due over 90 days and still accruing	348	190	342

Total non-performing loans	1,794	1,997	1,985
Other real estate owned	558	524	603

Total non-performing assets	$2,352	$2,521	$2,588

Non-performing loans to total loans	1.20%	1.33%	1.34%

Allowance for loan losses to total non-performing loans	84.11	76.26	74.20
Loans 90 days or more past due and still accruing to total loans	0.23	0.13	0.23

Following is a breakdown of non-accrual loans as of March 31, 2006 by collateral:

March 31, 2006
Commercial non-mortgage collateral	$319
Multifamily residential properties	283
1-4 family residential properties	828
Equipment	16

Total	$1,446

As of March 31, 2006, impaired loans totaled $1,156 and $1,117 of the impaired loans were included in non-accrual loans. Commercial and commercial real estate loans are classified as impaired if full collection of principal and interest, in accordance with the terms of the loan documents, is not probable. Impaired loans and non-performing loans have been considered in management’s analysis of the appropriateness of the allowance for loan losses. Management and the Board of Directors are closely monitoring these loans and believe that the prospects for recovery of principal and interest, less identified specific reserves, are good.

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

To provide an additional source of liquidity, the Corporation has entered into an agreement with the Federal Home Loan Bank (FHLB) of Cincinnati. At March 31, 2006, FHLB advances totaled $13,298 as compared with $2,335 at June 30, 2005. The increase in the FHLB advances from June 30, 2005 to March 31, 2006 was mainly due to a $12,013 increase in available for sale securities as a result of the $10.0 million in municipal securities that were purchased. The Corporation considers the FHLB to be a reliable source of liquidity funding, secondary to its deposit base.

Jumbo time deposits (those with balances of $100 thousand and over) increased from $18,555 at June 30, 2005 to $20,913 at March 31, 2006. These deposits are monitored closely by the Corporation and priced on an individual basis. When these deposits are from a municipality, certain bank-owned securities are pledged to guarantee the safety of these public fund deposits as required by Ohio law. The Corporation has on occasion used a fee paid broker to obtain deposits from outside its normal service area as an additional source of funding. The Corporation however, does not rely upon these deposits as a primary source of funding. Although management monitors interest rates on an ongoing basis, a quarterly rate sensitivity report is used to determine the effect of interest rate changes on the financial statements. In the opinion of management, enough assets or liabilities could be repriced over the near term (up to three years) to compensate for such changes. The spread on interest rates, or the difference between the average earning assets and the average interest-bearing liabilities, is monitored quarterly. It is the Corporation’s goal to maintain this spread at better than 4.0%. The spread, on a taxable equivalent basis, was 4.17% and 4.80% for the nine month periods ended March 31, 2006 and 2005, respectively.

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Capital Resources

The Corporation and subsidiary Bank are subject to various regulatory capital requirements administered by federal regulatory agencies. Capital adequacy guidelines and prompt corrective-action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the Corporation’s financial statements. The Bank is considered well capitalized under the Federal Deposit Insurance Act at March 31, 2006. Management is not aware of any matters occurring subsequent to March 31, 2006 that would cause the Bank’s capital category to change.

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

The following table presents an analysis of the potential sensitivity of the Bank’s annual net interest income and present value of the Bank’s financial instruments to a sudden and sustained increase and decrease change in market interest rates of 200 and 100 basis points:

One Year Net Interest Income Change	Maximum Change 2006	Guidelines
+200 Basis Points	(2.2)%	16%
+100 Basis Points	(1.1)%	8%
-100 Basis Points	1.5%	8%
-200 Basis Points	2.9%	16%

Net Present Value of Equity Change
+200 Basis Points	(13.3)%	30%
+100 Basis Points	(5.4)%	20%
-100 Basis Points	1.4%	20%
-200 Basis Points	(0.8)%	30%

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

CONSUMERS BANCORP, INC.

Item 4 – Controls and Procedures

As of March 31, 2006, an evaluation was carried out under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2006, the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation, in reports that it files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in the Corporation’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect its internal control over financial reporting.

CONSUMERS BANCORP, INC.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

None

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
January 1, 2006 – January 31, 2006	—	—	—
February 1, 2006 – February 28, 2006	—	—	—
March 1, 2006 – March 31, 2006	3,010	15.59	—

	3,010	15.59	—

The above shares were purchased on the open-market.

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Submission of Matters to a Vote of Security Holders

None

Item 5 – Other Information

The Board of Directors of Consumers Bancorp, Inc., declared a $0.07 per share cash dividend for shareholders of record on May 22, 2006 that will be paid on June 12, 2006.

Item 6 – Exhibits

Exhibit 10.3 Lease Agreement entered into between Furey Holdings, LLC and Consumers National Bank on December 23, 2005, incorporated herein by reference to Form 10-Q for quarter ended December 31, 2005, Exhibit 10.3.

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

CONSUMERS BANCORP, INC.
(Registrant)

Date: May 12, 2006	/s/ Steven L Muckley
Steven L. Muckley
President & Chief Executive Officer

Date: May 12, 2006	/s/ Renee K. Wood
Renee K. Wood
Chief Financial Officer & Treasurer