Form 10-K
period 2006-06-30
CONSUMERS BANCORP INC /OH/
filed 2006-09-14
CIK 1006830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File No. 033-79130

CONSUMERS BANCORP, INC.

(Exact name of registrant as specified in its charter)

OHIO	34-1771400
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

614 East Lincoln Way,

P.O. Box 256, Minerva, Ohio 44657

(330) 868-7701

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered under Section 12(b) of the Exchange Act:

NONE

Securities registered under Section 12(g) of the Exchange Act:

Common Shares, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐        Accelerated filer  ☐        Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Based on the closing sales price on December 30, 2005, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $22,875,835.

The number of shares outstanding of the Registrant’s common stock, without par value was 2,140,434 at September 1, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Certain specifically designated portions of Consumers Bancorp, Inc.’s definitive Proxy Statement dated September 14, 2006 for its 2006 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1—BUSINESS

Business

Consumers Bancorp, Inc. (Corporation), is a bank holding company under the Bank Holding Company Act of 1956, as amended and is a registered bank holding company, incorporated under the laws of the State of Ohio. The Corporation owns all of the issued and outstanding capital stock of Consumers National Bank (Bank), a bank chartered under the laws of the United States of America. On February 28, 1995, the Corporation acquired all of the common stock issued by the Bank. The Corporation’s activities have been limited primarily to holding the common stock of the Bank.

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

Supervision and Regulation

The following discussion of supervision and regulation is qualified in its entirety by reference to the statutory and regulatory provisions discussed. Changes in applicable law or in the policies of various regulatory authorities could affect materially the business and prospects of the Corporation and the Bank.

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

Risk-Based Capital Requirements. The Federal Reserve Board and the OCC employ similar risk-based capital guidelines in their examination and regulation of bank holding companies and national banks. If capital falls below the minimum levels established by the guidelines, the bank holding company or bank may be denied approval to acquire or establish additional banks or non-bank businesses or to open new facilities. Failure to satisfy capital guidelines could subject a banking institution to a variety of enforcement actions by federal bank regulatory authorities, including the termination of deposit insurance by the FDIC and a prohibition on the acceptance of “brokered deposits.”

In the calculation of risk-based capital, assets and off-balance sheet items are assigned to broad risk categories, each with an assigned weighting (0%, 20%, 50% and 100%). Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property, which carry a 50% rating. Direct obligations of or obligations guaranteed by the United States Treasury or United States Government agencies have a 0% risk-weight. Off-balance sheet items are also taken into account in the calculation of risk-based capital, with each class of off-balance sheet item being converted to a balance sheet equivalent according to established “conversion factors.” From these computations, the total of risk-weighted assets is derived. Risk-based capital ratios therefore state capital as a percentage of total risk-weighted assets and off-balance sheet items. The ratios established by guideline are minimums only.

Current risk-based capital guidelines require bank holding companies and banks to maintain a minimum risk-based total capital ratio equal to 8% and a Tier 1 capital ratio of 4%. Intangibles other than readily marketable mortgage servicing rights are generally deducted from capital. Tier 1 capital includes stockholders’ equity, qualifying perpetual preferred stock (within limits and subject to conditions, particularly if the preferred stock is cumulative preferred stock), and minority interests in equity accounts of consolidated subsidiaries, less intangibles, identified losses, investments in securities subsidiaries, and certain other assets. Tier 2 capital includes the allowance for loan losses, up to a maximum of 1.25% of risk-weighted assets, any qualifying perpetual preferred stock exceeding the amount includable in Tier 1 capital, mandatory convertible securities, and subordinated debt and intermediate term preferred stock, up to 50% of Tier 1 capital. The OCC’s evaluation of an institution’s capital adequacy takes into account a variety of other factors as well, including interest rate risks to which the institution is subject, the level and quality of an institution’s earnings, loan and investment portfolio characteristics and risks, risks arising from the conduct of nontraditional activities, and a variety of other factors.

Accordingly, the OCC’s final supervisory judgment concerning an institution’s capital adequacy could differ significantly from the conclusions that might be derived from the absolute level of an institution’s risk-based capital ratios. Therefore, institutions generally are expected to maintain risk-based capital ratios that exceed the minimum ratios discussed above.

The banking agencies have also established a minimum leverage ratio of 3%, which represents Tier 1 capital as a percentage of total assets, less intangibles. However, for all but the most highly rated banks and bank holding companies, the banking agencies expect an additional margin of at least 100 to 200 basis points. At June 30, 2006, the Bank was in compliance with all regulatory capital requirements. Actual and required capital amounts and ratios are presented elsewhere, specifically in Note 11 of the Corporation’s audited financial statements for the year ended June 30, 2006.

Prompt Corrective Action. To resolve the problems of undercapitalized institutions and to prevent a recurrence of the banking crisis of the 1980s and early 1990s, the Federal Deposit Insurance Corporation Improvement Act of 1991 established a system known as “prompt corrective action.” Under the prompt corrective action provisions and implementing regulations, every institution is classified into one of five categories, depending on its total risk-based capital ratio, its Tier 1 risk-based capital ratio, its leverage ratio, and subjective factors. The categories are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A financial institution’s operations can be significantly affected by its capital classification. For example, an institution that is not “well capitalized” generally is prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market, and the holding company of any undercapitalized institution must guarantee, in part, aspects of the institution’s capital plan. Financial institution regulatory agencies generally are required to appoint a receiver or conservator shortly after an institution enters the category of weakest capitalization. The Federal Deposit Insurance Corporation Improvement Act of 1991 also authorizes the regulatory agencies to reclassify an institution from one category into a lower category if the institution is in an unsafe or unsound condition or engaging in an unsafe or unsound practice. Undercapitalized institutions are required to take specified actions to increase their capital or otherwise decrease the risks to the federal deposit insurance funds.

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

USA Patriot Act: In 2001, Congress enacted the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA Patriot Act) Act of 2001 (Patriot Act). The Patriot Act is designed to deny terrorists and criminals the ability to obtain access to the United States’ financial system and has significant implications for depository institutions, brokers, dealers, and other businesses involved in the transfer of money. The Patriot Act mandates financial services companies to implement additional policies and procedures with respect to additional measures designed to address any or all of the following matters: money laundering, terrorist financing, identifying and reporting suspicious activities and currency transactions, and currency crimes.

Employees

As of June 30, 2006, the Bank employed 97 full-time and 29 part-time employees. None of the employees are represented by a collective bargaining group. Management considers its relations with employees to be good.

Statistical Disclosure

The following statistical information is included on the indicated pages of this Report and is incorporated herein by reference:

Average Consolidated Balance Sheet And Net Interest Margin	12
Interest Rates and Interest Differential	13
Carrying Values Of Securities	15
Maturities And Weighted-Average Yield Of Securities	16
Loan Types	16
Selected Loan Maturities And Interest Sensitivity	17
Non-accrual, Past Due And Restructured Loans And Other Nonperforming Assets	18
Potential Problem Loans	18
Summary Of Loan Loss Experience	18
Allocation Of Allowance For Loan Losses	19
Average Amount And Average Rate Paid On Deposits	20
Time Deposits Of $100,000 Or More	20
Short-Term Borrowings	20 and 38
Selected Consolidated Financial Data	9

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

The Corporation’s Code of Ethics Policy, which is applicable to all directors, officers and employees of the corporation, and its Code of Ethics for Principal Financial Officers, which is applicable to the principal executive officer and the principal financial officer, are each available on the Investor Relations section under Required Disclosures of the Corporation’s website (www.consumersbancorp.com). Copies of either of the Code of Ethics Policies are also available in print to share owners upon request, addressed to the Corporate Secretary at Consumers Bancorp, Inc., 614 East Lincoln Way, Minerva, Ohio 44657. The Corporation intends to post amendments to or waivers from its Code of Ethics on its website.

ITEM 1A—RISK FACTORS

The Corporation may be adversely affected if we fail to effectively manage our lending risks. There are many risks in the business of lending, including risks associated with the duration over which loans may be repaid, risks resulting from changes in economic conditions, risks inherent in dealing with individual borrowers, and risks resulting from changes in the value of loan collateral. Our credit administration function employs risk management techniques to ensure that loans adhere to corporate policy and problem loans are promptly identified. A large percentage of our loan portfolio is secured by real estate collateral. In addition, commercial loans to small and medium-sized businesses represent a significant portion of our loan portfolio. Accordingly, the asset quality of our loan portfolio is largely dependent upon the area’s economy and real estate markets. A downturn in the local economy would adversely affect our operations and limit our future growth potential.

Accounting for probable loan losses is a critical accounting policy. An allowance for loan losses recorded under generally accepted accounting principles is an institution’s best estimate within a range of the probable amount of loans that, based on current information and events, the institution will be unable to collect. The amount of the allowance is a product of management’s judgment and it is inevitably imprecise. Estimating the allowance requires significant judgment and the use of estimates related to many factors, including the amount and timing of future cash flows on problem loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which are susceptible to significant change. Our judgment about the adequacy of the loan loss allowance is based on assumptions that we believe are reasonable but that might nevertheless prove to be incorrect. We can give you no assurance that the allowance is sufficient to absorb future charge-offs.

Changing interest rates have a direct and immediate impact on financial institutions. The Federal Reserve Board regulates money and credit conditions and interest rates to influence general economic conditions, primarily through open market acquisitions or dispositions of United States Government securities, varying the discount rate on member bank borrowings and setting reserve requirements against member and nonmember bank deposits. Fluctuating rates of interest prevailing in the market affect a bank’s net interest income, which is the difference between interest earned from loans and investments, on one hand, and interest paid on deposits and borrowings, on the other. Banks manage interest rate risk exposure by closely monitoring assets and liabilities, altering from time to time the mix and maturity of loans, investments, and funding sources. Changes in interest rates affect the volume of loans originated, as well as the value of loans and other interest-earning assets, including investment securities. Changes in interest rates could also result in an increase in higher-cost deposit liabilities as well as movement of funds from deposit accounts into direct investments (such as U.S. Government and corporate securities, and other investment instruments such as mutual funds) if the Bank does not pay competitive interest rates. The percentage of household financial assets held in the form of deposits has declined over the years, with banking customers investing a greater portion of their financial assets in stocks, bonds, and mutual funds. Federal Reserve Board monetary policies have had a significant effect on the interest income and interest expense of commercial banks, including the Bank, and are expected to continue to do so in the future.

Consumers National Bank has significant competition in both attracting and retaining deposits and in originating loans. Competition is intense in the markets the Bank serves. It is anticipated that the competition will remain intense. The Bank competes on price and service with other banks and financial services companies such as savings and loans, credit union, finance companies, and brokerage firms. Competition could intensify in the future as a result of industry consolidation, the increasing availability of products and services from non-banks, greater technological developments in the industry and banking reform.

Concentration of service area could negatively affect financial performance. A concentration of credit risk can arise with respect to loans and deposits. As of June 30, 2006, the Bank’s deposit and lending market area is concentrated in Stark, Columbiana and Carroll Counties in northeastern Ohio. Because of the concentration of deposits and loans in these three counties, in the event of adverse economic conditions, the Bank could experience more difficulty in attracting deposits and experience higher rates of loss and delinquency on its loans than if the loans were more geographically diversified. Adverse economic conditions in this region of Ohio may reduce demand for credit of fee-based products and could negatively affect real estate and other collateral values, interest rate levels, and the availability of credit to refinance loans at or prior to maturity.

The Corporation’s common stock is thinly traded and therefore susceptible to wide price swings. The Corporation’s common stock is not traded or authorized for quotation on any exchanges or on NASDAQ. The Corporation’s common stock is traded on the over-the-counter (OTC) Bulletin Board® under the ticker symbol “CBKM,” but trading volume is low. Thinly traded, illiquid stocks are more susceptible to significant and sudden price changes than stocks that are widely followed by the investment community and actively traded on an exchange or NASDAQ. The liquidity of the common stock depends upon the presence in the marketplace of willing buyers and sellers. We do not intend at the current time to seek listing of our common stock on a securities exchange and we do not intend to seek authorization for trading of our shares on NASDAQ.

The banking industry is heavily regulated; the compliance burden to the industry is considerable; the principal beneficiary of federal and state regulation is the public at large and depositors, not shareholders. The Corporation and the Bank are and will remain subject to extensive federal government supervision and regulation. Affecting many aspects of the banking business, including permissible activities, lending, investments, payment of dividends, the geographic locations in which banking services can be offered, and numerous other matters, federal supervision and regulation are intended principally to protect depositors, the public, and the deposit insurance funds administered by the FDIC. Protection of shareholders is not a goal of banking regulation.

Applicable statutes, regulations, agency and court interpretations, and agency enforcement policies have undergone significant changes, some retroactively applied, and they could change significantly again. Changes in applicable laws and regulatory policies could adversely affect the banking industry generally or the Corporation and Bank in particular. The burdens of banking regulation could place banks in general at a competitive disadvantage compared to less regulated competitors. The Corporation cannot predict whether any potential legislation will be enacted, and if enacted, the effect that it, or any implemented regulations, would have on the financial condition or results of operations of the Corporation or its subsidiaries. The Corporation is not aware of any current recommendations by regulatory authorities that, if they were to be implemented, would have a material effect on the Corporation.

Government regulation could restrict our ability to pay cash dividends. Dividends from the Bank are the most significant source of cash for the Corporation. Statutory and regulatory limits could prevent the Bank from paying dividends or transferring funds to the Corporation. We believe that the Corporation will be able to continue paying its regular quarterly cash dividend. However, we cannot assure you that the Bank’s profitability will continue to allow it to pay dividends to the Corporation. We therefore cannot assure you that the Corporation will be able to continue paying regular quarterly cash dividends.

We could incur liabilities under federal and state environmental laws if we foreclose on commercial properties. A high percentage of the Bank’s loans are secured by real estate. Although many of these loans are residential mortgage loans with little associated environmental risk, some are commercial loans secured by property on which manufacturing and other commercial enterprises are carried on. The Bank has in the past and could again acquire property by foreclosing on loans in default. Under federal and state environmental laws, the Bank could face liability for some or all of the costs of removing hazardous substances, contaminants, or pollutants from properties acquired in this fashion. Although other persons might be primarily responsible for these costs, they might not be financially solvent or they might be unable to bear the full cost of clean up. Regardless of whether the Bank forecloses on property, it is also possible that a lender exercising unusual influence over a borrower’s commercial activities could be required to bear a portion of the clean-up costs under federal or state environmental laws.

ITEM 1B—UNRESOLVED STAFF COMMENTS

None

ITEM 2—PROPERTIES

The Bank owns and maintains the premises in which seven of the ten banking facilities are located, and leases offices in Carrollton, Alliance and Malvern. The location of each of the currently operating offices is as follows:

Minerva Office:	614 E. Lincoln Way, P.O. Box 256, Minerva, Ohio, 44657
Salem Office:	141 S. Ellsworth Ave., P.O. Box 798, Salem, Ohio, 44460
Waynesburg Office:	8607 Waynesburg Dr. SE, P.O. Box 746, Waynesburg, Ohio, 44423
Hanoverton Office:	30034 Canal St., P.O. Box 178, Hanoverton, Ohio, 44423
Carrollton Office:	1017 Canton Rd. NW, P.O. Box 8, Carrollton, Ohio, 44615
Alliance Office:	610 West State St., Alliance, Ohio, 44601
Lisbon Office:	7895 Dickey Dr., Lisbon, Ohio 44432
Louisville Office: East Canton Office:	1111 N. Chapel St., Louisville, Ohio 44641 440 W. Noble, East Canton, Ohio, 44730
Malvern Office:	4070 Alliance Rd., Malvern, Ohio 44644

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

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation had 2,140,434 common shares outstanding on June 30, 2006 with 679 shareholders of record and an estimated 172 additional beneficial holders whose stock was held in nominee name.

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

Quarter Ended	September 30, 2005	December 31, 2005	March 31, 2006	June 30, 2006
High	$17.25	$18.25	$16.65	$15.00
Low	16.50	16.41	14.99	12.00
Cash dividends paid per share	0.09	0.09	0.07	0.07

Quarter Ended	September 30, 2004	December 31, 2004	March 31, 2005	June 30, 2005
High	$23.25	$22.00	$19.25	$18.65
Low	18.75	19.00	17.50	16.75
Cash dividends paid per share	0.09	0.09	0.09	0.09

Management does not have knowledge of the prices paid in all transactions and has not verified the accuracy of those prices that have been reported. Because of the lack of an established market for the Corporation’s common shares, these prices may not reflect the prices at which the common shares would trade in an active market. See Note 1 for dividend restrictions.

ITEM 6—SELECTED	FINANCIAL DATA

Five-Year Selected Data

(Dollar amounts in thousands, except per share data)

	June 30, 2006	June 30, 2005	June 30, 2004	June 30, 2003	June 30, 2002
Interest income	$11,387	$10,384	$10,066	$11,618	$13,614
Interest expense	3,029	1,595	1,554	2,681	4,278

Net interest income	8,358	8,789	8,512	8,937	9,336
Provision for loan losses	730	122	381	414	917

Net interest income after provision for loan losses	7,628	8,667	8,131	8,523	8,419
Other income	2,171	2,298	2,299	2,258	1,821
Other expense	8,353	8,175	7,432	7,621	7,008

Income before income taxes	1,446	2,790	2,998	3,160	3,232
Income taxes	268	835	915	955	996

Net income	$1,178	$1,955	$2,083	$2,205	$2,236

Basic earnings per share	$0.55	$0.91	$0.97	$1.03	$1.04
Cash dividends paid	$686	$772	$730	$730	$688
Weighted average number of shares outstanding	2,142,479	2,145,432	2,146,281	2,146,281	2,149,597

Total assets	$203,550	$191,180	$186,237	$182,067	$184,704
Securities available-for-sale	37,470	24,733	30,141	24,282	33,360
Loans	148,002	149,662	140,145	124,660	125,122
Allowance for loan losses	1,557	1,523	1,753	1,685	1,668
Deposits	167,308	162,499	154,768	157,502	160,068
Federal Home Loan Bank advances	10,790	2,335	6,757	822	2,153
Total shareholders’ equity	19,102	19,297	18,110	17,268	15,820

Return on Average Assets	0.59%	1.03%	1.13%	1.21%	1.22%
Return on Average Equity	6.08	10.24	11.65	13.11	14.85
Dividend Payout Ratio	58.23	39.49	35.05	33.11	30.77
Average Equity to Average Assets	9.64	10.04	9.74	9.23	8.24

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share data)

General

The following is management’s analysis of the Corporation’s financial condition and results of operations as of and for the year ended June 30, 2006, compared to prior years. This discussion is designed to provide a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

Forward-Looking Statements

All statements set forth in this discussion or future filings by the Corporation with the Securities and Exchange Commission, or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, that are not historical in nature, including statements as to the Corporation’s expectations, beliefs and strategies regarding the future, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may involve risks and uncertainties that are difficult to predict, may be beyond the Corporation’s control and could cause actual results to differ materially from those described in such statements. Although the Corporation believes that the expectations reflected in such forward-looking statements are reasonable, the Corporation can give no assurance that such expectations will prove to be correct. The forward-looking statements included in this discussion speak only as of the date of this Form 10-K, and, except as required by law, the Corporation undertakes no obligation to update these forward-looking statements to reflect subsequent events or circumstances. Important factors that could cause actual results to differ materially from those suggested by these forward-looking statements and that could adversely affect the Corporation’s performance are set forth under Item 1A—Risk Factors in this Report on Form 10-K.

Comparison of Results of Operations for the Years Ended June 30, 2006, June 30, 2005 and June 30, 2004

Net Income. Net income decreased by 39.7% from 2005 to 2006 mainly as a result of an increase in provision expense and by an increase in our cost of funds due to higher market rates affecting the rates paid on borrowings and time deposits. Net income decreased by 6.1% from 2004 to 2005 as a result of charges of $217, or $143 after-tax, related to asset disposals, impairment and additional depreciation expense as old ATM and computer equipment was replaced and certain assets were fully depreciated as a result of a change in their estimated useful lives. Additionally, net income for 2005 was impacted by higher consulting and professional fees as the Corporation has begun to position itself for future growth.

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

Net interest income for the year of 2006 was $8,358, a decrease of $431, or 4.9%, from $8,789 in the year of 2005. The Corporation’s net interest margin for the year ended June 30, 2006 was 4.65%, a decrease of 42 basis points from 2005. Interest income on a FTE basis for the year of 2006 was $11,642, an increase of $1,170, or 11.2%, from $10,472 in the year of 2005. This increase was mainly due to a $9,017 increase in the average balance of tax-exempt municipal securities and due to an increase in the yield on loans of 27 basis points from

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS—(continued)

(Dollars in thousands, except per share data)

2005 to 2006. The yield on loans was positively impacted as variable rate loans within the portfolio repriced upward to higher market rates. Interest expense for the year of 2006 was $3,029, an increase of $1,434, or 89.9%, from $1,595 in the year of 2005. This increase was mainly caused by higher market rates affecting the rates paid on borrowings and time deposits, as well as an increase in average time deposits and FHLB advances outstanding. Time deposits have increased as clients have moved money from lower yielding savings products to take advantage of the higher rates being offered on time deposits.

Net interest income for the year of 2005 was $8,789, an increase of $277, or 3.3%, from $8,512 in the year of 2004. The increase in net interest income from 2004 was primarily attributable to a $6,307 increase in average interest-earning assets. The Corporation’s net interest margin decreased by 3 basis points from 2004 to 2005 primarily due to the Corporation’s yield on average interest-earning assets declining to 5.98% for 2005 from 6.02%. The decline in the yield on average interest-earning assets was primarily impacted by sustained lower market rates throughout 2003 and the first six months of 2004. As a result of the lower market rates, a large portion of the variable rate loan portfolio automatically repriced or borrowers chose to refinance to lower rates. Even with the declines, the Corporation’s net interest margin remains higher than most other banks in Ohio due to a higher than average commercial mortgage portfolio and our low cost of funds.

Net Interest Income Year ended June 30,	2006	2005	2004
Net interest income	$8,358	$8,789	$8,512
Taxable equivalent adjustments to net interest	255	88	90

Net interest income, fully taxable equivalent	$8,613	$8,877	$8,602
Net interest margin	4.51%	5.02%	5.05%
Taxable equivalent adjustment	0.14	0.05	0.05

Net interest margin, fully taxable equivalent	4.65%	5.07%	5.10%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS—(continued)

(Dollars in thousands, except per share data)

Three-Year Average Balance Sheet and Net Interest Margin

	2006			2005			2004
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest earning assets:
Taxable securities	$23,480	$976	4.16%	$24,768	$945	3.82%	$26,740	$942	3.52%
Nontaxable Securities (1)	12,790	780	6.10	3,773	217	5.75	3,823	217	5.68
Loans receivable (1)	148,986	9,880	6.63	146,255	9,306	6.36	131,411	8,934	6.80
Federal funds sold	146	6	4.11	221	4	1.81	6,736	63	0.94

Total interest earning assets	185,402	11,642	6.28	175,017	10,472	5.98	168,710	10,156	6.02
Non-interest earning assets	15,600			15,034			14,868

Total assets	$201,002			$190,051			$183,578

Interest bearing liabilities:
NOW	$11,898	$33	0.28%	$14,413	$78	0.54%	$14,059	$69	0.49%
Savings	52,468	316	0.60	58,407	228	0.39	61,004	258	0.42
Time deposits	58,967	1,990	3.37	45,074	1,004	2.23	46,375	1,092	2.36
Short-term borrowings	5,721	134	2.34	6,176	80	1.30	5,427	66	1.22
FHLB advances	12,431	556	4.47	6,184	205	3.32	1,386	69	4.98

Total interest bearing liabilities	141,485	3,029	2.14	130,254	1,595	1.22	128,251	1,554	1.20

Non-interest bearing liabilities	40,149			40,707			37,445

Total liabilities	181,634			170,961			165,696
Shareholders’ equity	19,368			19,090			17,882

Total liabilities and shareholders’ equity	$201,002			$190,051			$183,578

Net interest income, interest rate spread (1)		$8,613	4.14%		$8,877	4.76%		$8,602	4.82%
Net interest margin (net interest as a percent of average interest earning assets) (1)			4.65%			5.07%			5.10%
Average interest earning assets to interest bearing liabilities			131.04%			134.37%			131.55%

(1)	calculated on a fully taxable equivalent basis

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS—(continued)

(Dollars in thousands, except per share data)

INTEREST RATES AND INTEREST DIFFERENTIAL

	2006 Compared to 2005 Increase / (Decrease)			2005 Compared to 2004 Increase / (Decrease)
	Total Change	Change due to Volume	Change due to Rate	Total Change	Change due to Volume	Change due to Rate
	(In thousands)
Interest earning assets:
Taxable securities	$31	$(49)	$80	$3	$(69)	$72
Nontaxable securities (1)	563	519	44	—	(3)	3
Loans receivable (2)	574	174	400	372	1,009	(637)
Federal funds sold	2	(1)	3	(59)	(61)	2

Total interest income	1,170	643	527	316	876	(560)

Interest bearing liabilities:
NOW accounts	(45)	(14)	(31)	9	2	7
Savings deposits	88	(23)	111	(30)	(11)	(19)
Time deposits	986	309	677	(88)	(31)	(57)
Short-term borrowings	54	(6)	60	14	9	5
FHLB advances	351	207	144	136	239	(103)

Total interest expense	1,434	473	961	41	208	(167)

Net interest income	$(264)	$170	$(434)	$275	$668	$(393)

(1)	Nontaxable income is adjusted to a fully tax equivalent basis utilizing a 34% tax rate.
(2)	Non-accrual loan balances are included for purposes of computing the rate and volume effects although interest on these balances has been excluded.

Provision for Loan Losses. The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable credit losses inherent in the Corporation’s loan portfolio, which have been incurred at each balance sheet date. The provision for loan losses increased to $730 in fiscal year 2006 compared to $122 in fiscal year 2005 and $381 in fiscal year 2004. The increased provision for loan losses for the twelve month period ended June 30, 2006 resulted from an increase in net charge-offs and an increase in non-performing loans.

Net charge-offs were $696 during fiscal year 2006, compared to $352 for the same period last year. Net charge-offs for 2006 were mainly within the commercial, financial and agricultural and residential real estate portfolios. Within commercial, financial and agricultural charge-offs, $362 was charged-off related to several multi-family rental unit loans that were made to a single borrower. For 2005, majority of the charge-offs were isolated to a single borrower and were specifically allocated for within the allowance for loan loss in a prior period when the probable loss had been identified. This resulted in a decline in the provision for loan losses from 2004 to 2005.

Non-performing loans as a percentage of total loans increased from 1.33% as of June 30, 2005 to 2.16% as of June 30, 2006. The increase in non-performing loans from June 30, 2005 to June 30, 2006 was primarily related to a $1.8 million loan relationship that is secured by two multi-family rental unit loans. These properties are in the process of foreclosure and have been specifically reserved for within the allowance for loan losses.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS—(continued)

(Dollars in thousands, except per share data)

Other Income. Total other income primarily includes service charges on deposits and other miscellaneous income. Service charges on deposits have remained relatively consistent over the last three fiscal years at $1,540, $1,544 and $1,598 for the fiscal years ended 2006, 2005 and 2004, respectively. Other income for 2006 increased by $80, or 20.0%, from 2005. This increase in other income was mainly the result of an increase in alternative investment income, which is income from investment banking, advisory, brokerage, and underwriting. Our alternative investment program expanded in the latter part of 2006 with the addition of an experienced Financial Consultant. This program began to have an impact on other income in the fourth quarter of 2006 and we believe it will be an important component to earnings into the future. Other income declined by $160 from 2004 to 2005 mainly due to the sale of Community Title Agency, Inc., which the Bank sold on October 1, 2004. Gains recognized on the sale of securities totaled $66 during 2005 and there were no security gains recognized in 2006 or 2004. Gains recognized on the sale of other real estate owned, which represents property acquired by the Corporation as a result of foreclosure, or by deed in lieu of foreclosure, totaled $6 during 2006, $136 during 2005 and there were no such gains recognized in 2004.

Other Expenses. Total other expenses were $8,353 for the year ended June 30, 2006, an increase of $178, or 2.2% from $8,175 for the year ended June 30, 2005, which had increased $743, or 10.0%, from $7,432 for the year ended June 30, 2004.

Salary and benefits expense increased $380, or 9.6%, during the fiscal year ended June 30, 2006 and increased $265, or 7.2%, during the fiscal year ended June 30, 2005. The increase in 2006 was the result of a full year’s impact of salary and benefit expenses related to the management positions that were filled in 2005. The increase in 2005 was the result of several key management positions that were vacant in 2004 being filled in 2005.

Directors’ fees decreased by $15, or 10.3%, for 2006 from 2005 mainly due to the Directors implementing a voluntary fee reduction plan.

In 2006, professional fees decreased by $213 since the senior management team is now performing services that were previously performed by outside consultants. In 2005, professional fees increased by $203 from 2004 as the Corporation began to position itself for future growth.

The amortization of the intangible is directly related to the purchase premium of the Lisbon, Ohio branch.

An expense of $167 was recognized in 2005 related to asset disposals and impairment as old ATM and computer equipment were replaced and due to the write down of a building in anticipation of its disposal. A new building was constructed for the Bank’s Hanoverton branch. After the new building was completed, the existing structure was razed during the 2006 fiscal year.

Other expense totaled $1,733 for the year ended June 30, 2006, an increase of $162, from $1,571 for the year ended June 30, 2005. Contributing to the increase in non-interest expenses were fees associated with moving to an imaged environment in the Proof department. As a result of the imaged environment, the Corporation is now able to electronically capture images at its branch locations eliminating the need to courier work from each branch to a central location. Long term objectives of moving to an imaged environment include: improving the ability to identify potential fraud by isolating checks that are inconsistent with historical account activity, intraday clearing allowing for quicker access to funds, recognizing operational savings related to equipment maintenance and repair, and reduced courier and employee costs. Other expense increased by $186 from 2004 to 2005 primarily due to an increase in advertising expenses as the Corporation renewed its marketing efforts and due to losses incurred as a result of customer settlements that primarily related to an altered check received from an outside party.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS—(continued)

(Dollars in thousands, except per share data)

Income Tax Expense. The provision for income taxes totaled $268, $835 and $915 for the years ended June 30, 2006, 2005 and 2004, respectively. The change in income tax expense from 2005 to 2006 was primarily attributable to the decrease in income before income taxes and the change in the after tax effect of tax-exempt income and other items. The respective effective tax rates were 18.5%, 29.9% and 30.5%. The effective tax rate differed from the federal statutory rate principally as a result of tax-exempt income from obligations of states and political subdivisions, loans and earnings on bank owned life insurance.

Financial Condition

Total assets at June 30, 2006 were $203,550 compared to $191,180 at June 30, 2005, an increase of $12,370, or 6.5%. The increase in total assets was due primarily to an increase in the securities portfolio. Securities available-for-sale increased $12,737 mainly due to the purchase of $10.0 million of municipal securities.

Securities. The following table sets forth certain information regarding the amortized cost and fair value of the Corporation’s securities at the dates indicated.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2006
U.S. Treasury	$1,000	$—	$(12)	$988
Obligations of government sponsored entities	10,121	—	(355)	9,766
Obligations of state and political subdivisions	14,580	9	(291)	14,298
Mortgage-backed securities	11,977	5	(564)	11,418
Equity securities	1,000	—	—	1,000

Total securities	$38,678	$14	$(1,222)	$37,470

June 30, 2005
U.S. Treasury	$999	$—	$(5)	$994
Obligations of government sponsored entities	5,238	—	(71)	5,167
Obligations of state and political subdivisions	3,638	60	(1)	3,697
Mortgage-backed securities	15,096	20	(241)	14,875

Total securities	$24,971	$80	$(318)	$24,733

June 30, 2004
U.S. Treasury	$997	$—	$(5)	$992
Obligations of government sponsored entities	5,775	21	(94)	5,702
Obligations of state and political subdivisions	3,655	61	(36)	3,680
Mortgage-backed securities	19,738	92	(408)	19,422
Equity securities	299	46	—	345

Total securities	$30,464	$220	$(543)	$30,141

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS—(continued)

(Dollars in thousands, except per share data)

The following tables summarize the amounts and distribution of the Corporation’s securities held and the weighted average yields as of June 30, 2006:

	Amortized Cost	Fair Value	Average Yield / Cost
AVAILABLE-FOR-SALE
U.S. Treasury:
Over 1 year through 5 years	$1,000	$988	4.31%

Total U.S. Treasury	1,000	988	4.31
Obligations of government sponsored entities:
Over 3 months through 1 year	1,000	992	2.00
Over 1 year through 5 years	4,240	4,054	3.80
Over 5 years through 10 years	1,483	1,447	5.56
Over 10 years	3,398	3,273	5.43

Total obligations of government sponsored entities	10,121	9,766	4.44
Obligations of state and political subdivisions:
Over 3 months through 1 year	588	589	6.09
Over 1 year through 5 years	1,497	1,479	5.66
Over 5 years through 10 years	5,498	5,373	6.12
Over 10 years	6,997	6,857	6.32

Total obligations of state and political subdivisions	14,580	14,298	6.18
Mortgage-backed securities:
3 months or less	17	17	—
Over 3 months through 1 year	66	65	4.48
Over 1 year through 5 years	11,198	10,678	3.91
Over 5 years through 10 years	696	658	4.87

Total mortgage-backed securities	11,977	11,418	3.96
Equity securities	1,000	1,000	6.50

Total securities	$38,678	$37,470	4.99%

The weighted average interest rates are based on coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount. The weighted average yield on tax-exempt obligations has been determined on a tax equivalent basis. Average yields are based on amortized cost balances.

At June 30, 2006, available for sale securities included $2,126 of municipal securities issued by Farmersville Texas school district that are insured by PSFG with an aggregate book value of $2,175, or 11.4%, of shareholders’ equity. Other than this issuance, there were no other holdings of securities of any one issuer, other than the U.S. government and its agencies and corporations, with an aggregate book value which exceeds 10% of shareholders’ equity.

Loans. Major classifications of loans were as follows as of June 30:

	2006	2005	2004	2003	2002
Real estate—mortgage	$53,596	$61,936	$65,242	$57,497	$56,716
Real estate—construction	1,720	4,648	3,945	669	2,107
Commercial, financial and agricultural	86,397	75,815	64,362	58,484	53,535
Installment loans to individuals	6,289	7,263	6,596	8,240	13,029

Total Loans	$148,002	$149,662	$140,145	$124,890	$125,387

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS—(continued)

(Dollars in thousands, except per share data)

The following is a schedule of contractual maturities and repayments of real estate construction, commercial, financial and agricultural loans, as of June 30, 2006:

Due in one year or less	$9,467
Due after one year but within five years	6,979
Due after five years	71,671

Total	$88,117

The following is a schedule of fixed and variable rate real estate construction, commercial, financial and agricultural loans due after one year (variable rate loans are those loans with floating or adjustable interest rates) as of June 30, 2006:

	Fixed Interest Rates	Variable Interest Rates
Total real estate construction, commercial, financial and agricultural loans due after one year	$12,706	$65,944

Foreign Outstandings—there were no foreign outstandings during the periods presented. There are no concentrations of loans greater than 10% of total loans, which are not otherwise disclosed as a category of loans.

Allowance for Loan Losses. The allowance for loan losses balance and the provision charged to expense are judgmentally determined by management based upon the periodic review of the loan portfolio, an analysis of impaired loans, past loan loss experience, economic conditions, anticipated loan portfolio growth, and various other circumstances which are subject to change over time. In making this judgment, management reviews selected large loans as well as delinquent loans, non-accrual loans, problem loans, and loans to industries experiencing economic difficulties. The collectibility of these loans is evaluated after considering the current financial position of the borrower, the estimated market value of the collateral, guarantees and the Corporation’s collateral position versus other creditors. Judgments, which are necessarily subjective, as to the probability of loss and the amount of such loss, are formed on these loans, as well as other loans in the aggregate.

Failure to receive principal and interest payments when due on any loan results in efforts to restore such loan to a current status. Loans are classified as non-accrual when, in the opinion of management, full collection of principal and accrued interest is in doubt. The loans must be brought and kept current for six sustained payments before being considered for removal from non-accrual status. Continued unsuccessful collection efforts generally lead to initiation of foreclosure or other legal proceedings.

Properties acquired by the Corporation as a result of foreclosure, or by deed in lieu of foreclosure, are classified as “other real estate owned” until such time as it is sold or otherwise disposed. As of June 30, 2006, one of the properties classified as other real estate owned with a book value of $469 is currently under a triple-net lease/purchase agreement with a tenant through 2007. It is anticipated that the tenant will purchase the land and building at the end of the lease at the agreed-upon price. A majority of the remaining properties within other real estate owned are under purchase agreements for the recorded value of the properties; therefore, no further loss on these properties is anticipated. Non-performing loans are either in the process of foreclosure or efforts are being made to work with the borrower to bring the loan current.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS—(continued)

(Dollars in thousands, except per share data)

The following schedule summarizes non-accrual, past due, and impaired loans for the years ended June 30:

	2006	2005	2004	2003	2002
Non-accrual loans	$3,198	$1,807	$2,092	$1,050	$829
Accrual loans past due 90 days	—	190	178	39	552

Total non-performing loans	$3,198	$1,997	$2,270	$1,089	$1,381
Other real estate owned	749	524	585	35	—

Total non-performing assets	$3,947	$2,521	$2,855	$1,124	$1,381

Impaired Loans	$2,803	$1,096	$797	$505	$456

There were no restructured loans for the periods presented.

Potential Problem Loans. There were no loans, not otherwise identified above, included on management’s watch list that management has serious doubts as to the ability of such borrowers to comply with the loan repayment terms. Management’s watch list includes both loans which management has some doubt as to the borrowers’ ability to comply with the present repayment terms and loans which management is actively monitoring due to changes in the borrowers financial condition. These loans and their potential loss exposure have been considered in management’s analysis of the adequacy of the allowance for loan losses.

The following table summarizes the Corporation’s loan loss experience, and provides a breakdown of the charge-off, recovery and other activity for the years ended June 30:

	2006	2005	2004	2003	2002
Allowance for loan losses at beginning of year	$1,523	$1,753	$1,685	$1,668	$1,552
Loans charged off:
Real estate mortgage	209	—	84	56	174
Real estate construction	—	—	—	—	4
Commercial, financial and agricultural	447	344	86	32	17
Installment loans to individuals	168	161	283	515	740

Total charge offs	824	505	453	603	935
Recoveries:
Real estate mortgage	12	6	17	29	4
Real estate construction	—	—	—	—	—
Commercial, financial and agricultural	7	43	7	16	—
Installment loans to individuals	109	104	116	161	130

Total recoveries	128	153	140	206	134

Net charge offs	696	352	313	397	801
Provision for loan losses charged to operations	730	122	381	414	917

Allowance for loan losses at end of year	$1,557	$1,523	$1,753	$1,685	$1,668

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS—(continued)

(Dollars in thousands, except per share data)

The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios:

	Allocation of the Allowance for Loan Losses
	Allowance Amount	% of Loan Type to Total Loans	Allowance Amount	% of Loan Type to Total Loans
	June 30, 2006		June 30, 2005
Commercial, financial and agricultural	$1,124	58.4%	$662	50.7%
Installment loans to individuals	156	4.2	173	4.8
Real estate	277	37.4	580	44.5
Unallocated	—	—	108	—

Total	$1,557	100.0%	$1,523	100.0%

	Allocation of the Allowance for Loan Losses
	Allowance Amount	% of Loan Type to Total Loans	Allowance Amount	% of Loan Type to Total Loans
	June 30, 2004		June 30, 2003
Commercial, financial and agricultural	$639	46.0%	$681	46.8%
Installment loans to individuals	272	4.7	596	6.6
Real estate	676	49.3	302	46.6
Unallocated	166	—	106	—

Total	$1,753	100.0%	$1,685	100.0%

	June 30, 2002
Commercial, financial and agricultural	$680	42.7%
Installment loans to individuals	581	10.4
Real estate	241	46.9
Unallocated	166	—

Total	$1,668	100.0%

While management’s periodic analysis of the adequacy of the allowance for loan loss may allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-offs that occur. During 2006, the 2005 unallocated portion of the allowance for loan losses was allocated within the allowance for loan losses to the various loan types.

Funding Sources. Total deposits increased $4,809, or 3.0%, from $162,499 at June 30, 2005 to $167,308 at June 30, 2006. Non-interest bearing deposits increased $3,742, or 9.8%, from June 30, 2005 to June 30, 2006, while interest-bearing checking balances decreased $2,745, or 21.3%, for the same period. Time deposits increased $8,041, or 14.2%, and savings deposits decreased $4,229, or 7.7%, as customers took advantage of the higher rates being offered on time deposits.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS—(continued)

(Dollars in thousands, except per share data)

The following is a schedule of average deposit amounts and average rates paid on each category for the periods included:

	Years Ended June 30,
	2006		2005		2004
	Amount	Rate	Amount	Rate	Amount	Rate
Non-interest bearing demand deposit	$39,005	—	$40,707	—	$36,103	—
Interest bearing demand deposit	11,898	0.28%	14,413	0.54%	14,059	0.49%
Savings	52,468	0.60	58,407	0.39	61,004	0.42
Certificates and other time deposits	58,967	3.37	45,074	2.23	46,375	2.36

Total	$162,338	1.44%	$158,601	0.83%	$157,541	0.90%

The following table summarizes time deposits issued in amounts of $100 or more as of June 30, 2006 by time remaining until maturity:

Maturing in:
Under 3 months	$11,774
Over 3 to 6 months	263
Over 6 to 12 months	3,716
Over 12 months	3,812

Total	$19,565

See Note 7—Short-Term Borrowings to the Consolidated Financial Statements, for information concerning short-term borrowings.

Shareholders’ equity. Total shareholders’ equity decreased by $195 from $19,297 at June 30, 2005 to $19,102 at June 30, 2006. The decrease was primarily due to an increase in the unrealized loss on the mark-to-market of available-for-sale securities. In June 2006, the Board of Directors authorized a share repurchase program for up to 75,000 shares that can be repurchased through June 2007. Repurchases can be made from time-to-time in the open market or through privately negotiated transactions depending on market and/or other conditions. The repurchase program may be suspended or discontinued at any time.

Liquidity

Management considers the asset position of the Bank to be sufficiently liquid to meet normal operating needs and conditions. The Bank’s earning assets are divided primarily between loans and available-for-sale securities, with any excess funds placed in federal funds sold on a daily basis.

The Bank groups its loan portfolio into three major categories: real estate loans; commercial, financial and agricultural loans; and consumer loans. The Bank’s real estate loan portfolio consists of three basic segments: conventional mortgage loans having fixed rates for terms not longer than fifteen years, variable rate home equity line of credit loans and fixed rate loans having maturity or renewal dates that are less than the scheduled amortization period. Real estate loan growth has declined the last two years as competition has become very heavy in the Bank’s market for these types of loans, both from local and national lenders. The Bank became affiliated with third parties who allowed the Bank to offer attractive mortgage loan options to its customers. Commercial, financial and agricultural loans are comprised of both variable rate notes subject to daily interest rate changes based on the prime rate, and fixed rate notes having maturities of generally not greater than five

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS—(continued)

(Dollars in thousands, except per share data)

years. These loans have increased during the past year, with outstanding balances rising by $10,582, or 14.0%. Personal loans offered by the Bank are generally written for periods of up to five years, based on the nature of the collateral. These may be either installment loans having regular monthly payments or demand type loans for short periods of time.

Funds not allocated to the Bank’s loan portfolio are invested in various securities having diverse maturity schedules. The majority of the Bank’s securities are held in U.S. Treasury securities or other securities issued by U.S. Government entities, mortgage-backed securities, and investments in tax free municipal bonds. Tax equivalent yields for securities increased to 4.84% on a tax equivalent basis for the year ended June 30, 2006 as compared to 4.07% for the year ended June 30, 2005.

The Bank offers several forms of deposit programs to its customers. The rates offered by the Bank and the fees charged for them are competitive with others available currently in the market area. Time deposit interest rates have increased during the year. Rates continue to come under competitive pressures in the Bank’s market area as financial institutions attempt to attract and keep new deposits to fund growth. Compared to our peers, the Corporation’s cost of funds still remains at a relatively low level at 2.14%.

Jumbo time deposits (those with balances of $100 and over) increased from $18,555 at June 30, 2005 to $19,565 at June 30, 2006. These deposits are monitored closely by the Bank and typically priced on an individual basis. The Bank has on occasion used a fee paid broker to obtain these types of funds from outside its normal service area as another alternative for its funding needs. The Bank had no brokered deposits at June 30, 2006. However, these deposits are not relied upon as a primary source of funding and the Bank can foresee no dependence on these types of deposits for the near term.

The net interest margin is monitored monthly. It is the Bank’s goal to maintain the net interest margin at 4.0% or greater. The net interest margin on a tax equivalent basis for 2006 was 4.65% as compared to 5.07% for 2005 and 5.10% in 2004.

Capital Resources

At June 30, 2006, management believes the Bank complied with all regulatory capital requirements. Based on the Bank’s computed regulatory capital ratios, the Office of the Comptroller of the Currency has determined the Bank to be well capitalized under the Federal Deposit Insurance Act as of its latest exam date. The Bank’s actual and required capital amounts are disclosed in Note 11 of the consolidated financial statements. Management is not aware of any matters occurring subsequent to that exam that would cause the Bank’s capital category to change.

Impact of Inflation and Changing Prices

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

The allowance is regularly reviewed by management to determine whether or not the amount is considered adequate to absorb probable losses. If not, an additional provision is made to increase the allowance. This evaluation includes specific loss estimates on certain individually reviewed loans, statistical loss estimates for loan groups or pools that are based on historical loss experience and general loss estimates that are based upon the size, quality, and concentration characteristics of the various loan portfolios, adverse situations that may affect a borrower’s ability to repay, and current economic and industry conditions, among other things. The allowance is also subject to periodic examination by regulators whose review includes a determination as to its adequacy to absorb potential losses.

Those judgments and assumptions that are most critical to the application of this accounting policy are the initial and on-going credit-worthiness of the borrower, the amount and timing of future cash flows of the borrower that are available for repayment of the loan, the sufficiency of underlying collateral, the enforceability of third-party guarantees, the frequency and subjectivity of loan reviews and risk grading, emerging or changing trends that might not be fully captured in the historical loss experience, and charges against the allowance for actual losses that are greater than previously estimated. These judgments and assumptions are dependent upon or can be influenced by a variety of factors including the breadth and depth of experience of lending officers, credit administration and the loan review staff that periodically review the status of the loan, changing economic and industry conditions, changes in the financial condition of the borrower, and changes in the value and availability of the underlying collateral and guarantees.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS—(continued)

(Dollars in thousands, except per share data)

Quantitative and Qualitative Disclosures about Market Risk

The Bank measures interest-rate risk from the perspectives of earnings at risk and value at risk. The primary purpose of both the loan and securities portfolios is the generation of income. Credit risk is the principal focus of risk analysis in the loan portfolio, while interest-rate risk is the principal focus in the securities portfolio. Because of the greater liquidity of the securities portfolio, it is the vehicle for managing interest-rate risk for the entire balance sheet. The Bank manages interest rate risk position using simulation analysis of net interest income and net income over a two-year period. The Bank also calculates the effect of an instantaneous change in market interest rates on the economic value of equity or net portfolio value. Once these analyses are complete, management reviews the results, with an emphasis on the income-simulation results for purposes of managing interest-rate risk. The rate sensitivity position is managed to avoid wide swings in net interest margins. Measurement and identification of current and potential interest rate risk exposures is conducted quarterly, with reporting and monitoring also occurring quarterly. The Bank applies interest rate shocks to its financial instruments up and down 50, 100, 200, and 300 basis points. The projected volatility of net interest income to a +200 and -100 basis points change for all quarterly models during 2006 and 2005 fell within the Board of Directors guidelines for net interest income change.

The following table presents an analysis of the potential sensitivity of the Bank’s annual net interest income and present value of the Bank’s financial instruments to sudden and sustained increase of 200 basis points and 100 basis points decrease change in market interest rates:

	2006	Guidelines	2005	Guidelines
One Year Net Interest Income Change
+200 Basis Points	(1.7)%	16%	0.4%	16%
-100 Basis Points	1.4%	8%	(1.4)%	8%
Net Present Value of Equity Change
+200 Basis Points	(13.7)%	20%	(4.7)%	20%
-100 Basis Points	(0.6)%	20%	(1.6)%	20%

The preceding analysis is based on numerous assumptions, including relative levels of market interest rates, loan prepayments and reactions of depositors to changes in interest rates, and should not be relied upon as being indicative of actual results. Further, the analysis does not necessarily contemplate all actions the Bank may undertake in response to changes in interest rates.

Contractual Obligations, Commitments and Contingent Liabilities

The following table presents, as of June 30, 2006, the Corporation’s significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	Note Reference	2007	2008	2009	2010	2011	Thereafter	Total
Certificates of deposit	6	$49,471	$12,149	$2,201	$849	$5	$33	$64,708
Short-term borrowings	7	5,049	—	—	—	—	—	5,049
Federal Home Loan Advances	8	4,413	5,274	243	198	133	529	10,790
Salary continuation plan	9	16	16	16	16	16	509	589
Operating leases	4	96	96	96	79	33	145	545
Deposits without maturity		—	—	—	—	—	—	102,600

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS—(continued)

(Dollars in thousands, except per share data)

Note 12 to the consolidated financial statements discuss in greater detail other commitments and contingencies and the various obligations that exist under those agreements. These commitments and contingencies consist primarily of commitments to extend credit to borrowers under lines of credit.

Off-Balance Sheet Arrangements

At June 30, 2006, the Corporation had no unconsolidated, related special purpose entities, nor did the Corporation engage in derivatives and hedging contracts, such as interest rate swaps, which may expose the Corporation to liabilities greater than the amounts recorded on the consolidated balance sheet. The Corporation’s investment policy prohibits engaging in derivative contracts for speculative trading purposes; however, in the future, the Corporation may pursue certain contracts, such as interest rate swaps, in an effort to execute a sound and defensive interest rate risk management policy.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this section appears under the caption “Quantitative and Qualitative Disclosures about Market Risk” located in Item 7 on page 23 of this Report.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Consumers Bancorp, Inc.

Minerva, Ohio

We have audited the accompanying consolidated balance sheets of Consumers Bancorp, Inc. as of June 30, 2006 and 2005 and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Consumers Bancorp, Inc. as of June 30, 2006 and 2005 and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2006, in conformity with U. S. generally accepted accounting principles.

/s/ Crowe Chizek and Company LLC

Crowe Chizek and Company LLC

Columbus, Ohio

August 14, 2006

CONSUMERS BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

As of June 30, 2006 and 2005

(Dollar amounts in thousands, except per share data)

	2006	2005
ASSETS:
Cash and cash equivalents	$5,941	$5,969
Securities, available-for-sale	37,470	24,733
Federal bank and agency stocks, at cost	1,118	1,066
Total loans	148,002	149,662
Less allowance for loan losses	(1,557)	(1,523)

Net loans	146,445	148,139
Cash surrender value of life insurance	4,139	3,994
Premises and equipment, net	4,648	4,381
Intangible assets, net	894	1,055
Other real estate owned	749	524
Accrued interest receivable and other assets	2,146	1,319

Total assets	$203,550	$191,180

LIABILITIES:
Deposits:
Non-interest bearing demand	$41,869	$38,127
Interest bearing demand	10,156	12,901
Savings	50,575	54,804
Time	64,708	56,667

Total deposits	167,308	162,499
Short-term borrowings	5,049	6,046
Federal Home Loan Bank advances	10,790	2,335
Accrued interest payable and other liabilities	1,301	1,003

Total liabilities	184,448	171,883
Commitments and contingent liabilities	—	—

SHAREHOLDERS’ EQUITY:
Common shares, no par value; 2,500,000 shares authorized; 2,160,000 shares issued	4,869	4,869
Retained earnings	15,333	14,841
Treasury stock, at cost (19,566 and 16,556 common shares at June 30, 2006 and 2005, respectively)	(303)	(256)
Accumulated other comprehensive loss	(797)	(157)

Total shareholders’ equity	19,102	19,297

Total liabilities and shareholders’ equity	$203,550	$191,180

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

Years Ended June 30, 2006, 2005 and 2004

(Dollar amounts in thousands, except per share data)

	2006	2005	2004
Interest income:
Loans, including fees	$9,865	$9,288	$8,919
Federal funds sold	6	4	63
Securities:
Taxable	976	945	942
Tax-exempt	540	147	142

Total interest income	11,387	10,384	10,066

Interest expense:
Deposits	2,339	1,310	1,419
Federal Home Loan Bank advances	556	205	69
Short-term borrowings	134	80	66

Total interest expense	3,029	1,595	1,554

Net interest income	8,358	8,789	8,512
Provision for loan losses	730	122	381

Net interest income after provision for loan losses	7,628	8,667	8,131

Other income:
Service charges on deposit accounts	1,540	1,544	1,598
Securities gains, net	—	66	—
Gain on sale of other real estate owned	6	136	—
Bank owned life insurance income	145	152	141
Other	480	400	560

Total other income	2,171	2,298	2,299

Other expenses:
Salaries and employee benefits	4,322	3,942	3,677
Occupancy	1,107	1,135	1,190
Directors’ fees	130	145	109
Professional fees	218	431	228
Franchise taxes	193	228	218
Printing and supplies	230	173	163
Amortization of intangible	161	161	161
Telephone and communications	251	206	201
Asset impairment/disposal, net	8	167	—
Other real estate owned	—	16	100
Other	1,733	1,571	1,385

Total other expenses	8,353	8,175	7,432

Income before income taxes	1,446	2,790	2,998
Income tax expense	268	835	915

Net income	$1,178	$1,955	$2,083

Basic earnings per share	$0.55	$0.91	$0.97

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended June 30, 2006, 2005 and 2004

(Dollar amounts in thousands, except per share data)

	Common Shares	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, July 1, 2003	$4,869	$12,305	$(204)	$298	$17,268
Comprehensive Income:
Net income		2,083			2,083
Other comprehensive income (loss)				(511)	(511)

Total comprehensive income					1,572
Cash dividends declared ($0.34 per share)		(730)			(730)

Balance, June 30, 2004	4,869	13,658	(204)	(213)	18,110

Comprehensive Income:
Net income		1,955			1,955
Other comprehensive income				56	56

Total comprehensive income					2,011
Cash dividends declared ($0.36 per share)		(772)			(772)
Purchase of 2,837 treasury shares			(52)		(52)

Balance, June 30, 2005	4,869	14,841	(256)	(157)	19,297

Comprehensive Income:
Net income		1,178			1,178
Other comprehensive income (loss)				(640)	(640)

Total comprehensive income					538
Cash dividends declared ($0.32 per share)		(686)			(686)
Purchase of 3,010 treasury shares			(47)		(47)

Balance, June 30, 2006	$4,869	$15,333	$(303)	$(797)	$19,102

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30, 2006, 2005 and 2004

(Dollar amounts in thousands, except per share data)

	2006	2005	2004
Cash flows from operating activities:
Net income	$1,178	$1,955	$2,083
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	580	645	661
Securities amortization, net	66	117	259
Provision for loan losses	730	122	381
Loss on disposal/impairment of premises	8	167	—
Gain on sale of other real estate	(6)	(136)	—
Deferred income taxes	9	80	(23)
Gain on sale of securities	—	(66)	—
Stock dividend on FHLB stock	(52)	(47)	(34)
Intangible amortization	161	161	161
Change in:
Cash surrender value	(145)	(152)	(141)
Accrued interest receivable	(228)	44	(5)
Accrued interest payable	79	84	(163)
Other assets and other liabilities	(59)	(563)	(110)

Net cash flows from operating activities	2,321	2,411	3,069

Cash flows from investing activities:
Securities available-for-sale
Purchases	(18,157)	(2,551)	(23,127)
Sales	—	2,536	—
Maturities and principal pay downs	4,384	5,303	16,234
Net decrease in Federal funds sold	—	210	14,125
Net (increase) decrease in loans	11	(10,314)	(16,383)
Acquisition of premises and equipment	(869)	(620)	(145)
Proceeds from sale/disposal of premises	14	48	—
Proceeds from sale of other real estate owned	734	642	—

Net cash flows from investing activities	(13,883)	(4,746)	(9,296)

Cash flows from financing activities:
Net increase (decrease) in deposit accounts	4,809	7,731	(2,734)
Proceeds from FHLB advances	9,080	—	6,050
Repayments of FHLB advances	(625)	(4,422)	(115)
Change in short-term borrowings	(997)	590	520
Dividends paid	(686)	(772)	(730)
Purchase of treasury stock	(47)	(52)	—

Net cash flows from financing activities	11,534	3,075	2,991

Change in cash and cash equivalents	(28)	740	(3,236)
Cash and cash equivalents, beginning of year	5,969	5,229	8,465

Cash and cash equivalents, end of year	$5,941	$5,969	$5,229

Supplemental noncash disclosures:
Transfers from loans to repossessed assets	$953	$445	$585

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006, 2005 and 2004

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

Cash Reserves: The Bank is required by the Federal Reserve to maintain reserves consisting of cash on hand and non-interest bearing balances on deposit with the Federal Reserve Bank. The required reserve balance at June 30, 2006 and 2005 was $1,536 and $1,639, respectively.

Securities: Securities are generally classified into either held-to-maturity or available-for-sale categories. Held-to-maturity securities are those that the Corporation has the positive intent and ability to hold to maturity, and are reported at amortized cost. Available-for-sale securities are those that the Corporation may decide to sell if needed for liquidity, asset-liability management, or other reasons. Available-for-sale securities are reported at fair value, with unrealized gains or losses included in other comprehensive income as a separate component of equity, net of tax. Other securities, such as Federal Home Loan Bank stock, are carried at cost. Securities are written down to fair value when a decline in fair value is not temporary.

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

Federal Home Loan Bank (FHLB) stock: The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security and periodically evaluated for impairment based on ultimate recovery of par value. Since this stock is viewed as a long-term investment, impairment is based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

CONSUMERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2006, 2005 and 2004

(Dollar amounts in thousands, except per share data)

Loans: Loans are reported at the principal balance outstanding, net of unearned income, deferred loan fees and costs, and an allowance for loan losses. Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. Interest income on mortgage and commercial loans is discontinued at the time the loan is 120 days delinquent unless the loan is well-secured and in the process of collection. Consumer loans are typically charged off no later than 90 days past due. In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is not considered probable.

All interest accrued but not received on loans placed on non-accrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when the customer has exhibited the ability to repay and demonstrated this ability over a six month period and future payments are reasonably assured.

Concentrations of Credit Risk: The Bank grants consumer, real estate and commercial loans primarily to borrowers in Stark, Columbiana and Carroll counties. Automobiles and other consumer assets, business assets and residential and commercial real estate secure most loans.

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred losses, increased by the provision for loan losses and decreased by charge-offs, less recoveries. Management estimates the allowance balance required based on past loan loss experience, known and probable losses in the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off.

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

Cash Surrender Value of Life Insurance: The Bank has purchased single-premium life insurance policies to insure the lives of current and former participants in the salary continuation plan. As of June 30, 2006, the Bank had policies with total death benefits of $9,881 and total cash surrender values of $4,139. As of June 30, 2005, the Bank had policies with total death benefits of $9,775 and total cash surrender values of $3,994. The amount included in income (net of policy commissions and mortality costs) was $145, $152 and $141 for the years ended June 30, 2006, 2005 and 2004.

Premises and Equipment: Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed over the assets’ useful lives on a straight-line basis. Useful lives range from three years for software to thirty-nine and one-half years for buildings.

Intangible Assets: Core deposit intangible is recorded at cost and is amortized over an estimated life of 12 years on a straight line method. Intangibles are assessed annually for impairment and written down as necessary.

CONSUMERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2006, 2005 and 2004

(Dollar amounts in thousands, except per share data)

Long-term Assets: Premises and equipment, core deposit and other intangible assets and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

Other Real Estate Owned: Real estate properties acquired through, or in lieu of, loan foreclosure are initially recorded at fair value at the date of acquisition. Any reduction to fair value from the carrying value of the related loan at the time of acquisition is accounted for as a loan loss. After acquisition, a valuation allowance reduces the reported amount to the lower of the initial amount or fair value less costs to sell. Expenses, gains and losses on disposition, and changes in the valuation allowance are reported in other expenses. Other real estate owned was $749 at June 30, 2006 and $524 at June 30, 2005.

Repurchase Agreements: Substantially all repurchase agreement liabilities represent amounts advanced by various customers. Securities are pledged to cover these liabilities, which are not covered by federal deposit insurance.

Profit Sharing Plan: The Bank maintains a 401(k) profit sharing plan covering all eligible employees. Contributions are made and expensed annually.

Income Taxes: The Corporation files a consolidated federal income tax return. Income tax expense is the sum of the current-year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are such matters that will have a material effect on the financial statements.

Earnings and Dividends Declared per Share: Earnings per common share are computed based on the weighted average common shares outstanding. The weighted average number of common shares outstanding was 2,142,479; 2,145,432 and 2,146,281 for the years ended June 30, 2006, 2005 and 2004. The Corporation’s capital structure contains no dilutive securities.

Statement of Cash Flows: For purposes of reporting cash flows, cash and cash equivalents include the Corporation’s cash on hand and due from banks. The Corporation reports net cash flows for customer loan, deposit, Federal Funds sold or purchased, and repurchase agreement transactions. The Bank paid $2,950, $1,511 and $1,717 in interest and $300, $1,020, and $845 in income taxes for the years ended June 30, 2006, 2005 and 2004, respectively.

Comprehensive Income (loss): Comprehensive income (loss) consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available-for-sale.

Fair Value of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve

CONSUMERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2006, 2005 and 2004

(Dollar amounts in thousands, except per share data)

uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Dividend Restrictions: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the holding company or by the holding company to shareholders. During the 2006 calendar year the Bank could, without prior approval, declare dividends of approximately $2,304 plus any 2006 net profits retained to the date of the dividend declaration.

Adoption of New Accounting Standards: In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments: an amendment of FASB Statements No. 133 and 140 (FAS 155). FAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Corporation does not expect the adoption of FAS 155 to have a material effect on the results of operations or the statement of condition.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets: an amendment of FASB Statement No. 140 (FAS 140 and FAS 156). FAS 140 establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This Statement amends FAS 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. Under this Statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. Adoption of this Statement is required as of the beginning of the first fiscal year that begins after September 15, 2006. The Corporation does not expect the adoption of FAS 155 to have a material effect on the results of operations or the statement of condition.

In July 2006, the FASB released Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” This Interpretation revises the recognition tests for tax positions taken in tax returns such that a tax benefit is recorded only when it is more likely than not that the tax position will be allowed upon examination by taxing authorities. The amount of such a tax benefit to record is the largest amount that is more likely than not to be allowed. Any reduction in deferred tax assets or increase in tax liabilities upon adoption will correspondingly reduce retained earnings. The Corporation has not yet determined the effect of adopting this Interpretation, which is effective for it on July 1, 2007.

Reclassifications: Certain reclassifications have been made to the June 30, 2005 and 2004 financial statements to be comparable to the June 30, 2006 presentation.

CONSUMERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2006, 2005 and 2004

(Dollar amounts in thousands, except per share data)

NOTE 2—SECURITIES

The following table sets forth certain information regarding the amortized cost and fair value of the Corporation’s securities at the dates indicated.

Description of Securities	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
June 30, 2006
U.S. Treasury	$988	$—	$(12)
Obligations of government sponsored entities	9,766	—	(355)
Obligations of state and political subdivisions	14,298	9	(291)
Mortgage-backed securities	11,418	5	(564)
Equity securities	1,000	—	—

Total securities	$37,470	$14	$(1,222)

June 30, 2005
U.S. Treasury	$994	$—	$(5)
Obligations of government sponsored entities	5,167	—	(71)
Obligations of state and political subdivisions	3,697	60	(1)
Mortgage-backed securities	14,875	20	(241)

Total securities	$24,733	$80	$(318)

Securities with a carrying value of approximately $21,246 and $19,396 were pledged at June 30, 2006 and 2005, respectively, to secure public deposits and commitments as required or permitted by law.

Proceeds from sales of all equity and debt securities during 2005 were $2,536. Gross gains were $66 with no losses recognized for the same period. There were no sales of equity or debt securities during 2006 and 2004.

CONSUMERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2006, 2005 and 2004

(Dollar amounts in thousands, except per share data)

Securities with unrealized losses at June 30, 2006 and 2005, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or more		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2006
U.S. Treasury	$988	$(12)	$—	$—	$988	$(12)
Obligations of government sponsored entities	4,720	(161)	5,046	(194)	9,766	(355)
Obligations of states and political subdivisions	12,828	(276)	312	(15)	13,140	(291)
Mortgage-backed securities	863	(10)	10,353	(554)	11,216	(564)

Total temporarily impaired	$19,399	$(459)	$15,711	$(763)	$35,110	$(1,222)

June 30, 2005
U.S. Treasury	$—	$—	$994	$(5)	$994	$(5)
Obligations of government sponsored entities	3,163	(42)	2,004	(29)	5,167	(71)
Obligations of states and political subdivisions	329	(1)	—	—	329	(1)
Mortgage-backed securities	6,120	(83)	7,464	(158)	13,584	(241)

Total temporarily impaired	$9,612	$(126)	$10,462	$(192)	$20,074	$(318)

Unrealized losses on securities have not been recognized into income because the issuer(s) of the securities are of high credit quality and the decline in fair value is primarily due to changes in interest rates. The fair value is expected to recover as the securities approach their maturity dates.

The fair values of debt securities available-for-sale at June 30, 2006 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

Fair Value
Due in one year or less	$1,580
Due after one year through five years	6,521
Due after five years through ten years	6,821
Due after ten years	10,130

Total	25,052
Mortgage-backed securities	11,418
Equity securities	1,000

Total	$37,470

CONSUMERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2006, 2005 and 2004

(Dollar amounts in thousands, except per share data)

NOTE 3—LOANS

Major classifications of loans were as follows as of June 30:

	2006	2005
Real estate—mortgage	$53,630	$61,987
Real estate—construction	1,720	4,648
Commercial, financial and agricultural	86,621	76,023
Installment loans to individuals	6,289	7,263

	148,260	149,921
Deferred loan fees and costs	(258)	(259)
Allowance for loan losses	(1,557)	(1,523)

Net loans	$146,445	$148,139

The changes in the allowance for loan losses consists of the following for the years ended June 30:

	2006	2005	2004
Balance at beginning of year	$1,523	$1,753	$1,685
Provision	730	122	381
Charge-offs	(824)	(505)	(453)
Recoveries	128	153	140

Balance at end of year	$1,557	$1,523	$1,753

Impaired loans were as follows as of June 30:

		2006	2005
Total impaired loans		$2,803	$1,096
Amount of allowance for loan losses allocated		393	232

	2006	2005	2004
Average of impaired loans during the year	$1,707	$1,190	$654
Interest income recognized during impairment	3	7	11
Cash-basis interest income recognized	3	—	11

Nonperforming loans were as follows:

	2006	2005
Loans past due over 90 days and still accruing	$—	$190
Loans on non-accrual	3,198	1,807
Increase in interest income if loans had been on accrual	157	104

The Bank has granted loans to certain of its executive officers, directors and their affiliates. A summary of activity during the year ended June 30, 2006 of related party loans were as follows:

2006
Principal balance at beginning of year	$1,383
New loans	238
Repayments	(196)

Principal balance at end of year	$1,425

CONSUMERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2006, 2005 and 2004

(Dollar amounts in thousands, except per share data)

NOTE 4—PREMISES AND EQUIPMENT

Major classifications of premises and equipment were as follows as of June 30:

	2006	2005
Land	$953	$803
Land improvements	311	356
Building and leasehold improvements	3,287	3,493
Furniture, fixture and equipment	5,186	5,071

Total premises and equipment	9,737	9,723
Accumulated depreciation and amortization	(5,089)	(5,342)

Premises and equipment, net	$4,648	$4,381

Depreciation was $580, $645 and $661 for the years ended June 30, 2006, 2005 and 2004, respectively.

The Corporation is obligated under noncancelable operating leases for facilities. The approximate minimum annual rentals and commitments under these noncancelable agreements and leases with remaining terms in excess of one year are as follows:

2007	$96
2008	96
2009	96
2010	79
2011	33
Thereafter	145

$545

Rent expense incurred during the fiscal years ended June 30, 2006, 2005 and 2004 were $81, $58 and $56, respectively.

During the 2006 fiscal year, Consumers National Bank entered into an operating lease agreement for the Malvern branch location. The lessor of the property is a member of the Corporation’s Board of Directors. The initial term of the lease is a period of ten years. The base rent through the end of the fifth year is one percent of the total Project Cost, as defined in the lease agreement. At the beginning of year six, the rent to be paid shall be increased in accordance with the change in the Consumers Price Index. For years one through five, the estimated annual lease expense is $32 per year.

For the year ended June 30, 2005, the Corporation recorded a net asset impairment/disposal loss of $167, which included a non-cash impairment loss of $122. At June 30, 2005, management determined that the fair value of ATMs and a building, which was in the process of being replaced, was less than their carrying values in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The remaining $45 loss was mainly related to the disposal of certain computer equipment.

CONSUMERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2006, 2005 and 2004

(Dollar amounts in thousands, except per share data)

NOTE 5—INTANGIBLE ASSETS

The following summarizes the original balance and accumulated amortization of core deposit intangible assets at June 30, 2006 and 2005:

	2006	2005
Original balance	$1,927	$1,927
Less: accumulated amortization	1,033	872

Net balance, June 30	$894	$1,055

Amortization expense for the years ended June 30, 2006, 2005 and 2004 was $161 for each year. Amortization expense is estimated to be $161 for each of the next five years.

NOTE 6—DEPOSITS

The aggregate amount of time deposits, each with a minimum denomination of $100, was $19,565 and $18,555 as of June 30, 2006 and 2005, respectively.

Scheduled maturities of time deposits at June 30, 2006 were as follows:

2007	$49,471
2008	12,149
2009	2,201
2010	849
2011	5
Thereafter	33

$64,708

Related party deposits totaled $1,488 as of June 30, 2006 and $1,929 as of June 30, 2005.

NOTE 7—SHORT-TERM BORROWINGS

Short-term borrowings consisted of Federal funds purchased and repurchase agreements. Repurchase agreements are financing arrangements. Physical control is maintained for all securities pledged to secure repurchase agreements. Information concerning all short-term borrowings at June 30, maturing in less than one year is summarized as follows:

	2006	2005	2004
Balance at June 30	$5,049	$6,046	$5,456
Average balance during the year	5,721	6,176	5,427
Maximum month-end balance	7,760	8,864	6,078
Average interest rate during the year	2.34%	1.30%	1.22%
Weighted average rate June 30	2.94	1.75	1.00

Repurchase agreements mature daily. The Bank has pledged U.S. Treasury and agency securities with a carrying value of $6,733 at June 30, 2006, as collateral for the repurchase agreements. Total interest expense on short-term borrowings was $134, $80 and $66 for the years ended June 30, 2006, 2005 and 2004, respectively.

CONSUMERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2006, 2005 and 2004

(Dollar amounts in thousands, except per share data)

NOTE 8—FEDERAL HOME LOAN BANK ADVANCES

A summary of Federal Home Loan Bank (FHLB) advances were as follows:

Maturity	Term	Interest Rate	Balance June 30, 2006	Balance June 30, 2005
09/25/2005	Floating	3.48%	$—	$200
08/08/2006	Floating	5.43	2,080	—
09/13/2006	Floating	5.43	2,000	—
02/01/2008	Floating	5.21	4,000	—
06/20/2008	Floating	5.54	1,000	—
07/01/2010	Fixed	6.90	64	99
10/01/2010	Fixed	7.00	82	128
12/01/2010	Fixed	6.10	226	269
04/01/2014	Fixed	2.54	669	932
04/01/2019	Fixed	4.30	669	707

			$10,790	$2,335

Each fixed rate advance has a prepayment penalty equal to the present value of 100% of the lost cash flow based upon the difference between the contract rate on the advance and the current rate on the new advance. The following table is a summary of the scheduled principal payments for all advances:

Twelve Months Ending June 30	Principal Payments
2007	$4,413
2008	5,274
2009	243
2010	198
2011	133
Thereafter	529

$10,790

Pursuant to collateral agreements with the FHLB, advances are secured by all stock invested in the FHLB and certain qualifying first mortgage loans. As of June 30, 2006, the Bank could borrow a total of $32,803 in advances based on the amount of FHLB stock owned. Qualifying first mortgage loans available to secure FHLB advances totaled approximately $36,472 and $60,095 at June 30, 2006 and 2005, respectively.

NOTE 9—EMPLOYEE BENEFIT PLANS

The Bank has a 401(k) savings and retirement plan available for substantially all eligible employees. Under the plan, the Bank is required to match each participant’s voluntary contribution to the plan but not to exceed four percent of the individual compensation. Amounts charged to operations were $84, $71 and $79, for the years ended June 30, 2006, 2005 and 2004.

The Bank has adopted a Salary Continuation Plan (the “Plan”) to encourage Bank executives to remain employees of the Bank. In consideration of executives entering into noncompetition, nonsolicitation and confidentiality agreements with the Bank, the Bank entered these executives into the Plan. The Plan provides

CONSUMERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2006, 2005 and 2004

(Dollar amounts in thousands, except per share data)

executives with 180 months (and in the event of the executive’s death, surviving spouse) salary continuation payments equal to a percentage of the executive’s prior three year average of total W-2 compensation, which has not been reduced for other Bank benefit programs. Vesting under the Plan commences at age 50 and is prorated until age 65. The executive can become fully vested in the salary continuation benefits upon termination of employment following a change in control of the Bank. Payments under the Plan commence on the first day of the month following the executive’s termination of employment (other than for termination for cause or suicide within two years of the date of entering into the Plan or any material misstatement of fact by the executive on any application for life insurance purchased by the Bank). For early termination benefits prior to age 65 for reasons other than death, disability, or change of control, interest is credited at an annual rate in a range of 6.0% to 7.5%, compounded monthly, on the unpaid balance of the 180 equal monthly salary continuation payments. The accrued liability for the salary continuation plan was $589 as of June 30, 2006 and $530 as of June 30, 2005. For the years ended June 30, 2006, 2005 and 2004, approximately $137, $111 and $(17) have been charged (credited) to expense in connection with the Plan.

NOTE 10—INCOME TAXES

The provision for income taxes consists of the following for the years ended June 30:

	2006	2005	2004
Current income taxes	$259	$755	$938
Deferred income taxes	9	80	(23)

	$268	$835	$915

The net deferred income tax asset consists of the following components at June 30:

	2006	2005
Deferred tax assets:
Allowance for loan losses	$345	$356
Deferred compensation	205	177
Net unrealized securities losses	411	81
Intangibles	67	56
Deferred tax liabilities:
Depreciation	(175)	(174)
Loan fees	(145)	(149)
Prepaid expenses	(73)	(50)
FHLB stock dividends	(142)	(125)

Net deferred asset	$493	$172

The difference between the provision for income taxes and amounts computed by applying the statutory income tax rate of 34% to statutory income before taxes consists of the following for the years ended June 30:

	2006	2005	2004
Income taxes computed at the statutory rate on pretax income	$492	$949	$1,019
Tax exempt income	(181)	(61)	(56)
Cash surrender value income	(49)	(52)	(48)
Other	6	(1)	—

	$268	$835	$915

CONSUMERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2006, 2005 and 2004

(Dollar amounts in thousands, except per share data)

NOTE 11—REGULATORY MATTERS

The Bank is subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective-action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.

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

In February 2006, the Board of Governors of the Federal Reserve System (Board) amended the asset size threshold and other criteria for determining whether a bank holding company qualifies for the Board’s Small Bank Holding Company Policy Statement and an exemption from the Board’s consolidated risk-based and leverage capital adequacy guidelines for bank holding companies. As of fiscal year-end 2006, the Corporation met the definition of a small bank holding company and, therefore was exempt from consolidated risk-based and leverage capital adequacy guidelines for bank holding companies. At year-end 2006, actual Bank and for year-end 2005, actual Corporation and Bank capital levels (in millions) and minimum required levels were as follows:

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2006
Total capital (to risk weighted assets)
Bank	$20.0	13.0%	$12.3	8.0%	$15.4	10.0%
Tier 1 capital (to risk weighted assets)
Bank	16.4	10.7	6.2	4.0	9.2	6.0
Tier 1 capital (to average assets)
Bank	16.4	8.2	8.0	4.0	10.0	5.0
June 30, 2005
Total capital (to risk weighted assets)
Consolidated	$19.9	13.5%	$11.8	8.0%	$14.8	10.0%
Bank	19.7	13.4	11.8	8.0	14.8	10.0
Tier 1 capital (to risk weighted assets)
Consolidated	18.4	12.5	5.9	4.0	8.9	6.0
Bank	18.2	12.3	5.9	4.0	8.9	6.0
Tier 1 capital (to average assets)
Consolidated	18.4	9.7	7.6	4.0	9.5	5.0
Bank	18.2	9.6	7.6	4.0	9.5	5.0

CONSUMERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2006, 2005 and 2004

(Dollar amounts in thousands, except per share data)

As of the latest regulatory examination, the Bank was categorized as well capitalized. There are no conditions or events since that examination that management believes may have changed the Bank’s category.

The Corporation’s principal source of funds for dividend payment is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. During the 2006 calendar year the Bank could, without prior approval, declare dividends of approximately $2,304 plus any 2006 net profits retained to the date of the dividend declaration.

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

The Bank evaluates each customer’s credit on a case by case basis. The amount of collateral obtained is based on management’s credit evaluation of the customer. The amount of commitments to extend credit and the exposure to credit loss for non-performance by the customer was $21,393 and $15,491 as of June 30, 2006 and 2005, respectively. Of the June 30, 2006 commitments, $20,180 carried variable rates of interest ranging from 1.99% to 10.25% and $1,213 carried fixed rates of interest ranging from 4.50% to 8.00%. Of the June 30, 2005 commitments, $13,400 carried variable rates of interest ranging from 1.99% to 8.00% and $2,091 carried fixed rates of interest ranging from 5.00% to 8.00%. Financial standby letters of credit were $2,118 and $1,800 as of June 30, 2006 and 2005, respectively. In addition, commitments to extend credit of $4,695 and $4,861 as of June 30, 2006 and 2005, respectively, were available to checking account customers related to the overdraft protection program. Since some commitments to make loans expire without being used, the amount does not necessarily represent future cash commitments.

CONSUMERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2006, 2005 and 2004

(Dollar amounts in thousands, except per share data)

NOTE 13—FAIR VALUE DISCLOSURES OF FINANCIAL INSTRUMENTS

The following table shows the estimated fair value at June 30, 2006 and 2005, and the related carrying value of financial instruments:

	2006		2005
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets
Cash and cash equivalents	$5,941	$5,941	$5,969	$5,969
Securities available-for-sale	37,470	37,470	24,733	24,733
Loans, net	146,445	146,967	148,139	148,036
Cash surrender value of life insurance	4,139	4,139	3,994	3,994
Accrued interest receivable	889	889	661	661
Financial Liabilities
Demand and savings deposits	(102,600)	(102,600)	(105,832)	(105,832)
Time deposits	(64,708)	(64,674)	(56,667)	(56,854)
Short-term borrowings	(5,049)	(5,049)	(6,046)	(6,046)
Federal Home Loan Bank advances	(10,790)	(10,768)	(2,335)	(2,341)
Accrued interest payable	(308)	(308)	(229)	(229)

For purposes of the above disclosures of estimated fair value, the following assumptions were used. Estimated fair value for cash and due from banks was considered to approximate cost. Estimated fair value of securities was based on quoted market values for the individual securities or equivalent securities. Fair value for loans was estimated for portfolios of loans with similar financial characteristics. For adjustable rate loans that reprice at least annually and for fixed rate commercial loans with maturities of six months or less which possess normal risk characteristics, carrying value was determined to be fair value. Fair value of other types of loans (including adjustable rate loans which reprice less frequently than annually and fixed rate term loans or loans which possess higher risk characteristics) was estimated by discounting future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for similar anticipated maturities. Fair value for non-accrual loans was based on recent appraisals of the collateral or, if appropriate, using estimated discounted cash flows.

Fair value of core deposits, including demand deposits, savings accounts and certain money market deposits, was the amount payable on demand. Fair value of fixed-maturity certificates of deposit was estimated using the rates offered at June 30, 2006 and 2005, for deposits of similar remaining maturities. Estimated fair value does not include the benefit that result from low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market. Fair value of accrued interest was determined to be the carrying amounts since these financial instruments generally represent obligations that are due on demand. The fair value of unrecorded commitments at June 30, 2006 and 2005 was not material.

CONSUMERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2006, 2005 and 2004

(Dollar amounts in thousands, except per share data)

NOTE 14—PARENT COMPANY FINANCIAL STATEMENTS

Condensed financial information of Consumers Bancorp. Inc. (parent company only) follows:

	June 30, 2006	June 30, 2005
Condensed Balance Sheets
Assets
Cash	$544	$167
Subordinated debenture receivable from subsidiary	2,000	—
Other assets	40	8
Investment in subsidiary	16,524	19,122

Total assets	$19,108	$19,297

Liabilities
Other liabilities	$6	$—
Shareholders’ equity	19,102	19,297

Total liabilities & shareholders’ equity	$19,108	$19,297

	Year Ended June 30, 2006	Year Ended June 30, 2005	Year Ended June 30, 2004
Condensed Statements of Income
Cash dividends from subsidiary	$3,192	$797	$755
Other income	—	43	6
Other expense	82	59	20

Income before income taxes and equity in undistributed net income of subsidiary	3,110	781	741
Income tax benefit	(26)	—	—

Income before equity in undistributed net income of subsidiary	3,136	781	741
Equity in undistributed net income (dividends in excess of net income) of subsidiary	(1,958)	1,174	1,342

Net income	$1,178	$1,955	$2,083

	Year Ended June 30, 2006	Year Ended June 30, 2005	Year Ended June 30, 2004
Condensed Statements of Cash Flows
Cash flows from operating activities
Net income	$1,178	$1,955	$2,083
Dividends in excess of net income of subsidiary	1,958	(1,174)	(1,342)
Gain on sale of securities	—	(31)	—
Change in other assets and liabilities	(26)	(26)	—

Net cash flows from operating activities	3,110	724	741
Cash flows from investing activities
Sales of securities available-for-sale	—	177	—
Issuance of subordinated note	(2,000)	—	—

Net cash flows from investing activities	(2,000)	177	—
Cash flows from financing activities
Dividend paid	(686)	(772)	(730)
Purchase of treasury stock	(47)	(52)	—

Net cash used by financing activities	(733)	(824)	(730)

Change in cash and cash equivalents	377	77	11
Cash and cash equivalents, beginning of year	167	90	79

Cash and cash equivalents, end of year	$544	$167	$90

CONSUMERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2006, 2005 and 2004

(Dollar amounts in thousands, except per share data)

NOTE 15—OTHER COMPREHENSIVE INCOME

	2006	2005	2004
Unrealized holding gains (losses) on available-for-sale securities	$(970)	$151	$(775)
Less reclassification adjustments for gains later recognized in income	—	(66)	—

Net unrealized gains (losses)	(970)	85	(775)
Tax effect	330	(29)	264

Other comprehensive income (loss)	$(640)	$56	$(511)

NOTE 16—QUARTERLY FINANCIAL DATA (Unaudited)

	Interest Income	Net Interest Income	Net Income	Earnings per Share-Basic
2006
First Quarter	$2,707	$2,109	$378	$0.18
Second Quarter	2,856	2,109	316	0.15
Third Quarter	2,888	2,057	297	0.14
Fourth Quarter	2,936	2,083	187	0.09
2005
First Quarter	$2,638	$2,291	$674	$0.31
Second Quarter	2,574	2,204	561	0.26
Third Quarter	2,551	2,122	444	0.21
Fourth Quarter	2,621	2,172	276	0.13

The fourth quarter of 2006 includes provision for loan loss expense of $416, or $275 after-tax due to information obtained during the fourth quarter related to two commercial real estate loan relationships. The fourth quarter of 2005 includes expense of $155, or $102 after-tax, related to asset disposals, impairment and additional depreciation expense as old ATM and computer equipment were replaced and due to fully depreciating assets as a result of a change in estimated useful lives.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A—CONTROLS AND PROCEDURES

The management of the Corporation is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934. As of June 30, 2006, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure and controls procedures. Based on that evaluation, management concluded that the Corporation’s disclosure controls and procedures as of June 30, 2006 were effective in ensuring that information required to be disclosed in this Annual Report on Form 10-K were recorded, processed, summarized and reported within the time period required by the United States Securities and Exchange Commission’s rules and forms.

There was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect the Corporation’s internal control over financial reporting.

ITEM 9B—OTHER INFORMATION

None.

PART III

ITEM 10—DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item as to the Corporation’s directors and executive officers is set forth in the Corporation’s Proxy Statement dated September 14, 2006 under the captions “Election of Directors” on page 2, “Directors and Executive Officers” on pages 3 and 4, “The Board of Directors and its Committees” on pages 5 and 6, “Section 16(a) Beneficial Ownership Reporting Compliance” on page 14, and “Certain Transactions and Relationships” on page 14, and is incorporated herein by reference.

The Corporation’s Code of Ethics Policy, which is applicable to all directors, officers and employees of the Corporation, and its Code of Ethics for Principal Financial Officers, which is applicable to the principal executive officer and the principal financial officer, are each available on the Investor Relations section under Required Disclosures of the corporation’s website (www.consumersbancorp.com). Copies of either of the Code of Ethics Policies are also available in print to share owners upon request, addressed to the Corporate Secretary at Consumers Bancorp, Inc., 614 East Lincoln Way, Minerva, Ohio 44657. The Corporation intends to post amendments to or waivers from its Code of Ethics on its website.

ITEM 11—EXECUTIVE COMPENSATION

The information required by this item is set forth in the Corporation’s Proxy Statement dated September 14, 2006 under the captions “Compensation of Directors” on page 7, “Executive Compensation” on page 9, “Defined Contribution Plan” on page 9, “Salary Continuation Program” on page 10, “Change of Control Agreements” on pages 10-11, “Compensation Committee Report on Compensation” on pages 11-12, and “Executive & Compensation Committees Interlocks and Insider Participation” on page 13, and is incorporated herein by reference.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is set forth in the Corporation’s Proxy Statement dated September 14, 2006 under the caption “Security Ownership of Certain Beneficial Owners and Management” on pages 7-8, and is incorporated herein by reference.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is set forth in the Corporation’s Proxy Statement dated September 14, 2006 under the caption “Certain Transactions and Relationships” on page 14, and is incorporated herein by reference.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth in the Corporation’s Proxy Statement dated September 14, 2006 under the caption “Auditor’s Fees” on page 15, and is incorporated herein by reference.

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. FINANCIAL STATEMENTS

The consolidated financial statements required in response to this Item are incorporated by reference to Item 8 of this Report.

(a) 2. FINANCIAL STATEMENT SCHEDULES

Not applicable

(a) 3. EXHIBITS

Exhibit Number	Description of Document
3.1	Amended and Restated Articles of Incorporation of the Corporation. Reference is made to Exhibit A to the Definitive Proxy Statement of the Corporation filed September 28, 2000, which exhibit is incorporated herein by reference. Reference is also made to page 5 of the Definitive Proxy Statement of the Corporation filed September 17, 2001 for an amendment to the Amended and Restated Articles of Incorporation to increase the number of Consumers Bancorp, Inc.’s authorized common shares to two million five hundred thousand.

3.2	Amended and Restated Code of Regulations of the Corporation. Reference is made to Exhibit A to the Definitive Proxy Statement of the Corporation filed September 9, 2002, which is incorporated herein by reference.

4	Form of Certificate of Common Shares. Reference is made to Form 10-KSB of the Corporation filed September 26, 2002, which is incorporated herein by reference.

10.1	Salary Continuation agreement entered into with Mr. Muckley on March 1, 2005. Reference is made to Form 10-K of the Corporation filed September 15, 2005, which is incorporated herein by reference.

10.2	Form of Change of Control agreement entered into with Ms. Wood and Mr. Hugenberg on July 1, 2005. Reference is made to Form 10-K of the Corporation filed September 15, 2005, which is incorporated herein by reference.

10.3	Lease Agreement entered into between Furey Holdings, LLC and Consumers National Bank on December 23, 2005. Reference is made to Form 10-Q of the Corporation filed February 14, 2006, which is incorporated herein by reference.

11	Computation of Earnings per Share. Reference is made to this Annual Report on Form 10-K Note 1, page 32, which is incorporated herein by reference.

21	Subsidiaries of Consumers Bancorp, Inc. filed with this Annual Report on Form 10-K.

31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer and Treasurer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSUMERS BANCORP, INC.

Date September 14, 2006	By:	/S/ STEVEN L. MUCKLEY
President and Chief Executive Officer

	By:	/S/ RENEE K. WOOD
Chief Financial Officer and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of registrant and in the capacities indicated on September 14, 2006.

Signatures	Signatures

/S/ LAURIE L. MCCLELLAN Laurie L. McClellan Chairman of the Board of Directors	/S/ STEVEN L. MUCKLEY Steven L. Muckley President, Chief Executive Officer and Director

/S/ JOHN P. FUREY John P. Furey Director	/S/ JAMES V. HANNA James V. Hanna Director

/S/ DAVID W. JOHNSON David W. Johnson Director	/S/ JAMES R. KIKO, SR. James R. Kiko, Sr. Director

/S/ THOMAS M. KISHMAN Thomas M. Kishman Director	/S/ HARRY W. SCHMUCK, JR. Harry W. Schmuck, Jr. Director

/S/ JOHN E. TONTI John E. Tonti Director	/S/ WALTER J. YOUNG Walter J. Young Director

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1	Amended and Restated Articles of Incorporation of the Corporation. Reference is made to Exhibit A to the Definitive Proxy Statement of the Corporation filed September 28, 2000, which exhibit is incorporated herein by reference. Reference is also made to page 5 of the Definitive Proxy Statement of the Corporation filed September 17, 2001 for an amendment to the Amended and Restated Articles of Incorporation to increase the number of Consumers Bancorp, Inc.’s authorized common shares to two million five hundred thousand.

3.2	Amended and Restated Code of Regulations of the Corporation. Reference is made to Exhibit A to the Definitive Proxy Statement of the Corporation filed September 9, 2002, which exhibit is incorporated herein by reference.

4	Form of Certificate of Common Shares. Reference is made to Form 10-KSB of the Corporation filed September 26, 2002, which is incorporated herein by reference.

10.1	Salary Continuation agreement entered into with Mr. Muckley on March 1, 2005. Reference is made to Form 10-K of the Corporation filed September 15, 2005, which is incorporated herein by reference.

10.2	Form of Change of Control agreement entered into with Ms. Wood and Mr. Hugenberg on July 1, 2005. Reference is made to Form 10-K of the Corporation filed September 15, 2005, which is incorporated herein by reference.

10.3	Lease Agreement entered into between Furey Holdings, LLC and Consumers National Bank on December 23, 2005. Reference is made to Form 10-Q of the Corporation filed February 14, 2006, which is incorporated herein by reference.

11	Computation of Earnings per Share. Reference is made to this Annual Report on Form 10-K Note 1, page 32, which is incorporated herein by reference.

21	Subsidiaries of Consumers Bancorp, Inc. Filed with this Annual Report on Form 10-K.

31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer and Treasurer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.