Form 10-Q
period 2006-09-30
CONSUMERS BANCORP INC /OH/
filed 2006-11-14
CIK 1006830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value	Outstanding at November 10, 2006
2,110,184 Common Shares

CONSUMERS BANCORP, INC.

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2006

Part I – Financial Information

Item 1 – Financial Statements (Unaudited)

Interim financial information required by Rule 10-01 of Regulation S-X is included in this Form 10-Q as referenced below:

CONSUMERS BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	Unaudited September 30, 2006	June 30, 2006

ASSETS
Cash and cash equivalents	$5,498	$5,941
Securities, available for sale	40,113	37,470
Federal bank and agency stocks, at cost	1,132	1,118
Total loans	144,661	148,002
Less allowance for loan losses	(1,710)	(1,557)

Net Loans	142,951	146,445

Cash surrender value of life insurance	4,177	4,139
Premises and equipment, net	4,582	4,648
Intangible assets	853	894
Other real estate owned	462	749
Accrued interest receivable and other assets	1,615	2,146

Total assets	$201,383	$203,550

LIABILITIES
Deposits
Non-interest bearing demand	$41,264	$41,869
Interest bearing demand	9,552	10,156
Savings	50,364	50,575
Time	65,069	64,708

Total deposits	166,249	167,308

Short-term borrowings	4,824	5,049
Federal Home Loan Bank advances	9,256	10,790
Accrued interest and other liabilities	1,250	1,301

Total liabilities	181,579	184,448
Commitments and contingent liabilities	—	—

SHAREHOLDERS’ EQUITY
Common stock (no par value, 2,500,000 shares authorized; 2,160,000 issued)	4,869	4,869
Retained earnings	15,606	15,333
Treasury stock, at cost (49,816 shares at September 30, 2006 and 19,566 shares at June 30, 2006)	(682)	(303)
Accumulated other comprehensive income (loss)	11	(797)

Total shareholders’ equity	19,804	19,102

Total liabilities and shareholders’ equity	$201,383	$203,550

See accompanying notes to consolidated financial statements

CONSUMERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months ended September 30,
	2006	2005
Interest income
Loans, including fees	$2,601	$2,386
Securities
Taxable	282	204
Tax-exempt	154	113
Federal funds sold	1	4

Total interest income	3,038	2,707

Interest expense
Deposits	765	514
Short-term borrowings	41	25
Federal Home Loan Bank advances	133	59

Total interest expense	939	598

Net interest income	2,099	2,109

Provision for loan losses	171	42

Net interest income after Provision for loan losses	1,928	2,067

Non-interest income
Service charges on deposit accounts	380	434
Gain (loss) on sale of other assets owned	(24)	13
Other	204	133

Total non-interest income	560	580

Non-interest expenses
Salaries and employee benefits	1,060	1,088
Occupancy	260	271
Directors’ fees	37	40
Professional fees	85	63
Franchise taxes	28	67
Printing and supplies	42	53
Telephone and network communications	56	76
Amortization of intangible	41	40
Other	394	455

Total non-interest expenses	2,003	2,153

Income before income taxes	485	494
Income tax expense	105	116

Net Income	$380	$378

Basic earnings per share	$0.18	$0.18

See accompanying notes to consolidated financial statements

CONSUMERS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars	in thousands, except per share data)

	Three Months ended September 30,
	2006	2005
Balance at beginning of period	$19,102	$19,297

Comprehensive income
Net Income	380	378
Other comprehensive income (loss)	808	(230)

Total comprehensive income	1,188	148

Purchase of treasury stock (30,250 shares for the period ending September 30, 2006)	(379)	—
Common cash dividends	(107)	(193)

Balance at the end of the period	$19,804	$19,252

Cash dividends per common share	$0.05	$0.09

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30,
(Dollars in thousands)	2006	2005
Cash flows from operating activities
Net cash from operating activities	$777	$739

Cash flow from investing activities
Securities available for sale
Purchases	(2,191)	(10,031)
Maturities and principal pay downs	766	1,061
Net increase in federal funds sold	—	(350)
Net decrease in loans	3,323	1,428
Acquisition of premises and equipment	(77)	(443)
Disposal of premises and equipment	—	3
Sale of other real estate owned	263	51

Net cash from investing activities	2,084	(8,281)

Cash flow from financing activities
Net decrease in deposit accounts	(1,059)	(1,139)
Net change in short-term borrowings	(225)	(317)
Proceeds of Federal Home Loan Bank advances	5,610	8,500
Repayments of Federal Home Loan Bank advances	(7,144)	(82)
Purchase of treasury stock	(379)	—
Dividends paid	(107)	(193)

Net cash from financing activities	(3,304)	6,769

Decrease in cash or cash equivalents	(443)	(773)

Cash and cash equivalents, beginning of year	5,941	5,969

Cash and cash equivalents, end of period	$5,498	$5,196

Supplemental disclosure of cash flow information:
Cash paid during the year:
Interest	$964	$595
Federal income taxes	—	—
Non-cash items:
Transfer from loans to repossessed assets	—	$150

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited)

(Dollars in thousands, except per share amounts)

Note 1 – Summary of Significant Accounting Policies:

Basis of Presentation:

The consolidated financial statements for interim periods are unaudited and reflect all adjustments (consisting of only normal recurring adjustments), which, in the opinion of management, are necessary to present fairly the financial position and results of operations and cash flows for the periods presented. The unaudited financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by accounting principles generally accepted in the United States of America. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Consumers Bancorp, Inc.’s Form 10-K for the year ended June 30, 2006. The results of operations for the interim period disclosed herein are not necessarily indicative of the results that may be expected for a full year.

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

Earnings per Share: Earnings per common share are computed based on the weighted average common shares outstanding. The weighted average number of outstanding shares was 2,137,207 and 2,143,444 for the quarters ended September 30, 2006 and 2005, respectively. The Corporation’s capital structure contains no dilutive securities.

Recent Accounting Pronouncements: In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)”. SFAS No. 158 requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. SFAS No. 158 requires an employer to (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, (b) measure a plan’s assets and its obligations that determine its funded status at the end of the employer’s fiscal year and (c) recognize changes in the funded status of a defined postretirement plan in the year in which the changes occur. Those changes will be reported in the comprehensive income of a business entity. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15,

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited)

(Dollars in thousands, except per share amounts)

2006, for publicly traded companies. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Management does not expect the adoption of SFAS No. 158 to have a material effect on the Corporation’s statement of financial position at June 30, 2007 nor on the Corporation’s comprehensive income for the twelve months ended June 30, 2007.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Management does not expect that the adoption of this standard will have a material impact on the Corporation’s financial statements.

In July 2006, the Emerging Issues Task Force (“EITF”) of FASB issued a draft abstract for EITF Issue No. 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangement”. This draft abstract from EITF reached a consensus that for an endorsement split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”. The Task Force concluded that a liability for the benefit obligation under SFAS No. 106 has not been settled through the purchase of an endorsement type life insurance policy. In September 2006, FASB agreed to ratify the consensus reached in EITF Issue No. 06-04. This new accounting standard will be effective for fiscal years beginning after December 15, 2007. At September 30, 2006, the Corporation owned $4,177 of bank owned life insurance. However, these life insurance policies are not subject to endorsement split-dollar life insurance arrangements. Therefore, management does not expect the adoption of EITF Issue No. 06-4 to have a material impact on the Corporation’s financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108. This SAB expresses the SEC’s views regarding the process of quantifying financial statement misstatements. SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006. Management does not expect the adoption of SAB No. 108 to have a material impact on Corporation’s financial statements at June 30, 2007.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 2 – Securities

September 30, 2006	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Securities available for sale:
U.S. Treasury	$994	$—	$(6)
Obligations of government sponsored entities	10,002	—	(122)
Obligations of states and political subdivisions	15,284	519	(15)
Mortgage–backed securities	12,846	34	(381)
Equity securities	987	—	(13)

Total Securities	$40,113	$553	$(537)

June 30, 2006	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Securities available for sale:
U.S. Treasury	$988	$—	$(12)
Obligations of government sponsored entities	9,766	—	(355)
Obligations of states and political subdivisions	14,298	9	(291)
Mortgage–backed securities	11,418	5	(564)
Equity securities	1,000	—	—

Total Securities	$37,470	$14	$(1,222)

The estimated fair values of securities at September 30, 2006, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Estimated Fair Value
Due in one year or less	$1,588
Due after one year through five years	6,610
Due after five years through ten years	7,374
Due after ten years	10,708

Total	26,280
Mortgage-backed securities	12,846
Equity securities	987

Total	$40,113

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

At September 30, 2006, available for sale securities included municipal securities issued by Farmersville, Texas school district that are insured by Permanent School Fund Guarantee with an aggregate book value of $2,279, or 11.5%, of shareholders’ equity. Other than this issue, there were no other holdings of securities of any one issuer, other than the U.S. government and its agencies and corporations, with an aggregate book value which exceeds 10% of shareholders’ equity. As of September 30, 2006, any unrealized losses on securities that have been in a continuous loss position for 12 months or more have not been recognized into income because the issuer(s) securities are of high credit quality and the decline in fair value is largely due to changes in interest rates. The fair value is expected to recover as the securities approach their maturity dates.

Note 3 – Loans

Major classifications of loans were as follows:

	September 30, 2006	June 30, 2006
Real estate – residential mortgage	$52,611	$53,596
Real estate – construction	1,401	1,720
Commercial, financial and agriculture	83,433	86,397
Consumer	7,216	6,289

Total Loans	$144,661	$148,002

	September 30, 2006	June 30, 2006	September 30, 2005
Loans past due over 90 days and still accruing	$—	$—	$8
Loans on non-accrual	2,944	3,198	2,018

Impaired loans	2,889	2,803	1,733
Amount of allowance allocated to impaired loans	602	393	277

Impaired loans of $2,827, $2,803 and $1,733 as of September 30, 2006, June 30, 2006 and September 30, 2005, respectively, were included in non-accrual loans.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 4 - Allowance for Loan Losses

A summary of activity in the allowance for loan losses for the three months ended September 30, 2006, and 2005, were as follows:

	2006	2005
Beginning of period	$1,557	$1,523
Provision	171	42
Charge-offs	(51)	(160)
Recoveries	33	20

Balance at September 30,	$1,710	$1,425

Note 5 – Federal Home Loan Bank Advances

A summary of Federal Home Loan Bank (FHLB) advances are as follows:

Maturity	Term	Interest Rate	Balance September 30, 2006	Interest Rate	Balance June 30, 2006
08/08/2006	Floating	—%	$—	5.43%	$2,080
09/13/2006	Floating	—	—	5.43	2,000
11/24/2006	Floating	5.50	2,610	—	—
12/20/2006	Floating	5.50	3,000	—	—
02/01/2008	Floating	5.43	1,000	5.21	4,000
06/20/2008	Floating	5.47	1,000	5.54	1,000
07/01/2010	Fixed	6.90	60	6.90	64
10/01/2010	Fixed	7.00	61	7.00	82
12/01/2010	Fixed	6.10	215	6.10	226
04/01/2014	Fixed	2.54	650	2.54	669
04/01/2019	Fixed	4.30	660	4.30	669

			$9,256		$10,790

Each fixed rate advance has a prepayment penalty equal to the present value of 100% of the lost cash flow based upon the difference between the contract rate on the advance and the current rate on the new advance. Each floating rate advance can be prepaid, without penalty, at each interest rate reset date.

CONSUMERS BANCORP, INC

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share data)

General

The following is management’s analysis of the Corporation’s results of operations for the three month period ended September 30, 2006, compared to the same period in 2005, and the consolidated balance sheets at September 30, 2006 compared to June 30, 2006. This discussion is designed to provide a more comprehensive review of the operating results and financial condition than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

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

Results of Operations

Three Months Ended September 30, 2006 and 2005

Net Income

Net income was $380 for the three months ended September 30, 2006, an increase of $2 compared to the same period last year when net income was $378. Earnings per common share were $0.18 for both the first quarter of fiscal year 2007 and 2006.

Return on average equity (ROE) and return on average assets (ROA) were 7.78% and 0.75%, respectively, for the first quarter of fiscal year 2007 compared to 7.74% and 0.76%, respectively, for the first quarter of fiscal year 2006.

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

The Corporation’s net interest margin for the three months ended September 30, 2006 was 4.62%, compared to 4.73% for the same period last year. Net interest income for the three months ended September 30, 2006 decreased by $10, or 0.5%, to $2,099 from $2,109 for the same period last year. The decline in the net interest margin and net interest income was primarily due to an increase in cost of funds from 1.72% for the three months ended September 30, 2005 to 2.64% for the same period in 2006. The increase in the cost of funds was mainly caused by higher market rates affecting the rates paid on borrowings and rates paid on time deposits. The decline in net interest income for the three months ended September 30, 2006 was partially offset by the Corporation’s yield on average interest-earning assets increasing to 6.62% for the three months ended September 30, 2006 from 6.04% for the comparable year ago period.

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Average Balance Sheets and Analysis of Net Interest Income for the Three Months Ended September 30,

(In thousands, except percentages)

	2006			2005
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Taxable securities	$24,765	$282	4.52%	$21,570	$204	3.75%
Nontaxable securities (1)	14,831	219	5.86	10,898	164	5.97
Loans receivable (1)	146,522	2,604	7.05	148,747	2,391	6.38
Federal funds sold	58	1	6.84	366	4	4.34

Total interest-earning assets	186,176	3,106	6.62	181,581	2,763	6.04

Noninterest-earning assets	15,504			15,593

Total Assets	$201,680			$197,174

Interest-bearing liabilities:
NOW	$9,837	$3	0.12%	$12,303	$11	0.35%
Savings	50,311	109	0.86	55,060	67	0.48
Time deposits	65,218	653	3.98	58,439	436	2.96
Short-term borrowings	5,511	41	2.88	6,220	25	1.59
FHLB advances	10,040	133	5.26	6,073	59	3.85

Total interest-bearing liabilities	140,917	939	2.64%	138,095	598	1.72%

Noninterest-bearing liabilities:
Noninterest-bearing checking accounts	40,373			38,550
Other liabilities	1,009			1,154

Total liabilities	182,299			177,799
Shareholders’ equity	19,381			19,375

Total liabilities and shareholders’ equity	$201,680			$197,174

Net interest income, interest rate spread (1)		$2,167	3.98%		$2,165	4.32%

Net interest margin (net interest as a percent of average interest-earning assets (1)			4.62%			4.73%

Average interest-earning assets to interest-bearing liabilities	132.12%			131.49%

(1)	calculated on a fully taxable equivalent basis

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Provision for Loan Losses

The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable credit losses inherent in the Bank’s loan portfolio that have been incurred at each balance sheet date. The provision for loan losses increased to $171 for the three month period ended September 30, 2006 compared to $42 for the same period last year.

The higher provision for loan losses for the three month period ended September 30, 2006 resulted mainly from an increase in impaired loans and new information related to these loans and the condition of properties securing these loans that has become available during this period. Impaired loans were $2,889, $2,803 and $1,733 as of September 30, 2006, June 30, 2006 and September 30, 2005, respectively. Impaired loans as of September 30, 2006 and June 30, 2006 included a $1.8 million loan relationship that is secured by two multi-family rental unit loans. These properties are in the process of foreclosure and have been specifically reserved for within the allowance for loan losses. The provision for loan losses as of September 30, 2006 was considered sufficient by management for maintaining an appropriate allowance for loan losses.

Non-Interest Income

Non-interest income decreased to $560 during the first quarter of fiscal year 2007, compared to $580 for the same period last year. Within non-interest income, service charges on deposits declined by $54 mainly due to a reduction in overdraft fee income. Also, a loss of $24 was recognized from the sale of other assets acquired through loan foreclosure for the three month period ended September 30, 2006 compared to a gain of $13 for the same period last year. These declines were partially offset by a $52 increase in alternative investment income, which is income from investment banking, advisory, brokerage, and underwriting.

Non-Interest Expenses

Non-interest expenses decreased 7.0%, to $2,003 during the first quarter of fiscal year 2007, compared to $2,153 during the same quarter last year. Within non-interest expenses, salaries and employee benefits decreased by $28. Also, contributing to the decrease in non-interest expenses were lower marketing, telephone and collection expenses. These decreases were partially offset by a $22 increase in consulting and professional fees for the three months ended September 30, 2006 as compared to the same period last year. This increase was mainly attributed to fees associated with an operations review as well as consulting fees related to the introduction of our new personal checking account product line-up that is expected to further enhance fee income.

Income Taxes

Income tax expense for the three months ended September 30, 2006 decreased $11, to $105 from $116, compared to the same period in 2005. The effective tax rate was 21.6%

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

for the current quarter as compared to 23.5% for the same period last year. The effective tax rate differed from the federal statutory rate principally as a result of tax-exempt income from obligations of states and political subdivisions, loans and earnings on bank owned life insurance. The decline in the effective tax rate for the three months ended September 30, 2006 as compared to the same period last year was mainly due to tax-free income being a larger portion of pre-tax income.

Financial Condition

Total assets at September 30, 2006 were $201,383 compared to $203,550 at June 30, 2006, a decrease of $2,167 or 1.1%. Available for sale securities have increased by $2,643 from $37,470 at June 30, 2006 to $40,113 at September 30, 2006 mainly due to the purchase of mortgage-backed securities in order to take advantage of bonds priced at a discount. Loan receivables declined by $3,341 to $144,661 at September 30, 2006 compared to $148,002 at June 30, 2006. The current competitive environment has contributed to the decline in loan receivables.

Total shareholders’ equity increased by $702 from June 30, 2006, to $19,804 as of September 30, 2006. This increase was mainly due to net income for the current three month period and an increase in the fair market value of available for sale securities as a result of changes in interest rates. These increases were partially offset by cash dividends paid during the period as well as an increase in treasury stock of $379.

In June 2006, the Board of Directors authorized a share repurchase program for up to 75,000 shares that can be repurchased through June 2007. As part of this repurchase program, 30,250 shares were repurchased during the first quarter of fiscal year 2007.

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Non-Performing Assets The following table presents the aggregate amounts of non-performing assets and respective ratios as of the dates indicated.
	September 30, 2006	June 30, 2006	September 30, 2005
Non-accrual loans	$2,944	$3,198	$2,018
Loans past due over 90 days and still accruing	—	—	8

Total non-performing loans	2,944	3,198	2,026
Other real estate owned	462	749	636

Total non-performing assets	$3,406	$3,947	$2,662

Non-performing loans to total loans	2.04%	2.16%	1.37%

Allowance for loan losses to total non-performing loans	58.08%	48.69%	70.34%

Loans 90 days or more past due and still accruing to total loans	—	—	0.01%

Following is a breakdown of non-accrual loans as of September 30, 2006 by collateral:

September 30, 2006
Commercial non-mortgage collateral	$494
Multifamily residential properties	1,956
1-4 family residential properties	479
Equipment	15

Total	$2,944

As of September 30, 2006, impaired loans totaled $2,889 and $2,827 of the impaired loans were included in non-accrual loans. Commercial and commercial real estate loans are classified as impaired if management determines that full collection of principal and interest, in accordance with the terms of the loan documents, is not probable. Impaired loans and non-performing loans have been considered in management’s analysis of the appropriateness of the allowance for loan losses. Management and the Board of Directors are closely monitoring these loans and believe that the prospects for recovery of principal and interest, less identified specific reserves, are good.

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

To provide an additional source of liquidity, the Corporation has entered into an agreement with the Federal Home Loan Bank (FHLB) of Cincinnati. At September 30, 2006, FHLB advances totaled $9,256 as compared with $10,790 at June 30, 2006. The Corporation considers the FHLB to be a reliable source of liquidity funding, secondary to its deposit base.

Jumbo time deposits (those with balances of $100 thousand and over) increased from $19,565 at June 30, 2006 to $21,272 at September 30, 2006. These deposits are monitored closely by the Corporation and priced on an individual basis. When these deposits are from a municipality, certain bank-owned securities are pledged to guarantee the safety of these public fund deposits as required by Ohio law. The Corporation has on occasion used a fee paid broker to obtain deposits from outside its normal service area as an additional source of funding. The Corporation however, does not rely upon these deposits as a primary source of funding. Although management monitors interest rates on an ongoing basis, a quarterly rate sensitivity report is used to determine the effect of interest rate changes on the financial statements. In the opinion of management, enough assets or liabilities could be repriced over the near term (up to three years) to compensate for such changes. The spread on interest rates, or the difference between the average earning assets and the average interest-bearing liabilities, is monitored quarterly.

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Capital Resources

The Corporation and subsidiary Bank are subject to various regulatory capital requirements administered by federal regulatory agencies. Capital adequacy guidelines and prompt corrective-action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the Corporation’s financial statements. The Bank is considered well capitalized under the Federal Deposit Insurance Act at September 30, 2006. Management is not aware of any matters occurring subsequent to September 30, 2006 that would cause the Bank’s capital category to change.

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

The Company has identified the appropriateness of the allowance for loan losses as a critical accounting policy and an understanding of this policy is necessary to understand the financial statements. Critical accounting policies are those policies that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Footnote one (Allowance for Loan Losses), footnote three (Loans) and Management Discussion and Analysis of Financial Condition and Results from Operation (Critical Accounting Policies and Allowance for Loan Losses) of the 2006 Form 10-K provide detail with regard to the Corporation’s accounting for the allowance for loan losses. There have been no significant changes in the application of accounting policies since June 30, 2006.

CONSUMERS BANCORP, INC.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk that a financial institution’s earnings and capital, or its ability to meet its business objectives, will be adversely affected by movements in market rates or prices such as interest rates, foreign exchange rates, equity prices, credit spreads and/or commodity prices. Within the Bank, the dominant market risk exposure is fluctuation in interest rates. The negative effect of this exposure is felt through the net interest margin and the market value of various assets and liabilities.

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

The following table presents an analysis of the potential sensitivity of the Bank’s annual net interest income and present value of the Bank’s financial instruments to a sudden and sustained increase and decrease change in market interest rates of 200 and 100 basis points:

	Maximum Change 2006	Guidelines
One Year Net Interest Income Change
+200 Basis Points	(1.8)%	>(20.0)%
+100 Basis Points	(0.9)%	>(12.5)%
-100 Basis Points	1.5%	>(12.5)%
-200 Basis Points	2.7%	>(20.0)%
Net Present Value of Equity Change
+200 Basis Points	(15.0)%	>(25)%
+100 Basis Points	(6.5)%	>(20)%
-100 Basis Points	(1.3)%	>(20)%
-200 Basis Points	(4.3)%	>(25)%

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

CONSUMERS BANCORP, INC.

Item 4 – Controls and Procedures

As of September 30, 2006, an evaluation was carried out under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2006, the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation, in reports that it files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in the Corporation’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect its internal control over financial reporting.

CONSUMERS BANCORP, INC.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

None

Item 1A – Risk Factors

There were no material changes to the risk factors as presented in the Corporation’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
July 1, 2006 – July 31, 2006	—	—	—
August 1, 2006 – August 31, 2006	—	—	—
September 1, 2006 – September 30, 2006	30,250	12.51	30,250	44,750

	30,250	12.51	30,250	44,750

In June 2006, the Corporation announced a share repurchase program for up to 75,000 shares that can be repurchased through June 2007. The purchases made in September 2006 were accomplished through an open-market transaction and through one privately negotiated transaction.

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Submission of Matters to a Vote of Security Holders

Consumers Bancorp, Inc. held its Annual Meeting of Shareholders on October 18, 2006, for the purpose of electing four directors and to transact such other business as would properly come before the meeting. Shareholders elected three Class III Directors, consisting of John P. Furey, Thomas M. Kishman, and Steven L. Muckley to serve a term ending in 2009 and one Class II Director, Harry W. Schmuck, Jr. to serve a term ending in 2008. The Class I Directors, consisting of James V. Hanna, James R. Kiko, Sr., and John E. Tonti, each have been elected to serve a term ending in 2007. The remaining Class II Directors, consisting of David W. Johnson; Laurie L. McClellan; and Walter J. Young, each have been elected to serve a term ending in 2008.

CONSUMERS BANCORP, INC.

Results of shareholder voting for the election of Directors were as follows:

	John P. Furey	Thomas M. Kishman	Steven L. Muckley	Harry W. Schmuck, Jr.
For	1,531,037	1,528,042	1,521,835	1,531,102
Withheld	8,757	11,752	17,959	8,692
Abstentions	—	—	—	—

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

CONSUMERS BANCORP, INC.
(Registrant)

Date: November 14, 2006	/s/ Steven L Muckley
Steven L. Muckley
President & Chief Executive Officer

Date: November 14, 2006	/s/ Renee K. Wood
Renee K. Wood
Chief Financial Officer & Treasurer