Form 10-Q
period 2006-12-31
CONSUMERS BANCORP INC /OH/
filed 2007-02-14
CIK 1006830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

Commission File No. 033-79130

CONSUMERS BANCORP, INC.

(Exact name of registrant as specified in its charter)

OHIO	033-79130	34-1771400
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

614 East Lincoln Way, P.O. Box 256, Minerva, Ohio	44657
(Address of principal executive offices)	(Zip Code)

(330) 868-7701

(Registrant’s telephone number)

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value	Outstanding at February 12, 2007
2,099,772 Common Shares

CONSUMERS BANCORP, INC.

FORM 10-Q

QUARTER ENDED DECEMBER 31, 2006

Part I – Financial Information

CONSUMERS BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	Unaudited
	December 31, 2006	June 30, 2006
ASSETS
Cash and cash equivalents	$6,033	$5,941
Securities, available for sale	38,805	37,470
Federal bank and agency stocks, at cost	1,146	1,118
Total loans	144,594	148,002
Less allowance for loan losses	(1,729)	(1,557)

Net Loans	142,865	146,445

Cash surrender value of life insurance	4,214	4,139
Premises and equipment, net	4,477	4,648
Intangible assets	813	894
Other real estate owned	455	749
Accrued interest receivable and other assets	1,630	2,146

Total assets	$200,438	$203,550

LIABILITIES
Deposits
Non-interest bearing demand	$42,029	$41,869
Interest bearing demand	10,980	10,156
Savings	49,058	50,575
Time	68,721	64,708

Total deposits	170,788	167,308

Short-term borrowings	4,641	5,049
Federal Home Loan Bank advances	3,998	10,790
Accrued interest and other liabilities	1,299	1,301

Total liabilities	180,726	184,448
Commitments and contingent liabilities	—	—

SHAREHOLDERS’ EQUITY
Common stock (no par value, 2,500,000 shares authorized; 2,160,000 issued)	4,869	4,869
Retained earnings	15,839	15,333
Treasury stock, at cost (51,291 shares at December 31, 2006 and 19,566 shares at June 30, 2006)	(701)	(303)
Accumulated other comprehensive income (loss)	(295)	(797)

Total shareholders’ equity	19,712	19,102

Total liabilities and shareholders’ equity	$200,438	$203,550

See accompanying notes to consolidated financial statements

CONSUMERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months ended December 31,		Six Months ended December 31,
	2006	2005	2006	2005
Interest income
Loans, including fees	$2,623	$2,466	$5,224	$4,852
Securities
Taxable	300	245	582	449
Tax-exempt	155	144	309	257
Federal funds sold	2	1	3	5

Total interest income	3,080	2,856	6,118	5,563

Interest expense
Deposits	857	546	1,622	1,060
Short-term borrowings	37	37	78	62
Federal Home Loan Bank advances	56	164	189	223

Total interest expense	950	747	1,889	1,345

Net interest income	2,130	2,109	4,229	4,218

Provision for loan losses	172	182	343	224

Net interest income after Provision for loan losses	1,958	1,927	3,886	3,994

Non-interest income
Service charges on deposit accounts	382	390	762	824
Gain (loss) on sale of other assets owned	(1)	—	(25)	13
Other	190	146	394	279

Total non-interest income	571	536	1,131	1,116

Non-interest expenses
Salaries and employee benefits	1,047	1,098	2,107	2,186
Occupancy	294	271	554	542
Directors’ fees	35	25	72	65
Professional fees	72	34	157	97
Franchise taxes	30	21	58	88
Printing and supplies	45	69	87	122
Telephone and network communications	57	59	113	135
Amortization of intangible	40	40	81	80
Other	425	458	819	913

Total non-interest expenses	2,045	2,075	4,048	4,228

Income before income taxes	484	388	969	882
Income tax expense	104	72	209	188

Net Income	$380	$316	$760	$694

Basic earnings per share	$0.18	$0.15	$0.36	$0.32

See accompanying notes to consolidated financial statements

CONSUMERS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months ended December 31,		Six Months ended December 31,
	2006	2005	2006	2005
Balance at beginning of period	$19,804	$19,252	$19,102	$19,297

Comprehensive income
Net Income	380	316	760	694
Other comprehensive income/(loss)	(306)	62	502	(168)

Total comprehensive income	74	378	1,262	526

Purchase of treasury stock (1,475 and 31,725 shares for the three and six month periods ending December 31, 2006, respectively)	(19)	—	(398)	—
Common cash dividends	(147)	(194)	(254)	(387)

Balance at the end of the period	$19,712	$19,436	$19,712	$19,436

Common cash dividends per share	$0.07	$0.09	$0.12	$0.18

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended December 31,
	2006	2005
Cash flows from operating activities
Net cash from operating activities	$1,654	$1,074

Cash flow from investing activities
Securities available for sale
Purchases	(3,159)	(15,907)
Maturities and principal pay downs	2,580	2,865
Net (increase) decrease in loans	3,234	(328)
Acquisition of premises and equipment	(117)	(720)
Disposal of premises and equipment	—	13
Sale of other real estate owned	272	204

Net cash from investing activities	2,810	(13,873)

Cash flow from financing activities
Net increase (decrease) in deposit accounts	3,480	(3,904)
Net change in short-term borrowings	(408)	854
Proceeds of Federal Home Loan Bank advances	5,610	16,800
Repayments of Federal Home Loan Bank advances	(12,402)	(134)
Purchase of treasury stock	(398)	—
Dividends paid	(254)	(387)

Net cash from financing activities	(4,372)	13,229

Increase in cash or cash equivalents	92	430

Cash and cash equivalents, beginning of year	5,941	5,969

Cash and cash equivalents, end of period	$6,033	$6,399

Supplemental disclosure of cash flow information:
Cash paid during the year:
Interest	$1,909	$1,304
Federal income taxes	15	300
Non-cash items:
Transfer from loans to repossessed assets	$3	$205

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

Earnings per Share: Earnings per common share are computed based on the weighted average common shares outstanding. The weighted average number of outstanding shares was 2,110,040 and 2,143,444 for the quarters ended December 31, 2006 and 2005, respectively. The weighted average number of outstanding shares was 2,123,624 and 2,143,444 for the six months ended December 31, 2006 and 2005, respectively. The Corporation’s capital structure contains no dilutive securities.

Recent Accounting Pronouncements: In July 2006, the Financial Accounting Standards Board (“FASB”) released Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” This Interpretation revises the recognition tests for tax positions taken in tax returns such that a tax benefit is recorded only when it is more likely than not that the tax position will be allowed upon examination by taxing authorities. The amount of such a tax benefit to record is the largest amount that is more likely than not to be allowed. Any reduction in deferred tax assets or increase in tax liabilities upon adoption will correspondingly reduce retained earnings. The Corporation has not yet determined the effect of adopting this Interpretation, which is effective for it on July 1, 2007.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)”. SFAS No. 158 requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. SFAS No. 158 requires an employer to (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, (b) measure a plan’s assets and its obligations that determine its funded status at the end of the employer’s fiscal year and (c) recognize changes in the funded status of a defined postretirement plan in the year in which the changes occur. Those changes will be reported in the comprehensive income of a business entity. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for publicly traded companies. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Management does not expect the adoption of SFAS No. 158 to have a material effect on the Corporation’s statement of financial position at June 30, 2007 nor on the Corporation’s comprehensive income for the twelve months ended June 30, 2007.

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

In July 2006, the Emerging Issues Task Force (“EITF”) of FASB issued a draft abstract for EITF Issue No. 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangement”. This draft abstract from EITF reached a consensus that for an endorsement split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”. The Task Force concluded that a liability for the benefit obligation under SFAS No. 106 has not been settled through the purchase of an endorsement type life insurance policy. In September 2006, FASB agreed to ratify the consensus reached in EITF Issue No. 06-04. This new accounting standard will be effective for fiscal years beginning after December 15, 2007. At December 31, 2006, the Corporation owned $4,214 of bank owned life insurance. However, these life insurance policies are not subject to endorsement split-dollar life insurance arrangements. Therefore, management does not expect the adoption of EITF Issue No. 06-4 to have a material impact on the Corporation’s financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108. This SAB expresses the SEC’s views regarding

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

the process of quantifying financial statement misstatements. SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006. Management is in the process of analyzing the impact of the adoption of SAB No. 108.

Note 2 – Securities

December 31, 2006	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Securities available for sale:
U.S. Treasury	$994	$—	$(6)
Obligations of government sponsored entities	9,958	—	(136)
Obligations of states and political subdivisions	14,684	55	(61)
Mortgage–backed securities	12,179	36	(325)
Equity securities	990	—	(10)

Total Securities	$38,805	$91	$(538)

June 30, 2006	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Securities available for sale:
U.S. Treasury	$988	$—	$(12)
Obligations of government sponsored entities	9,766	—	(355)
Obligations of states and political subdivisions	14,298	9	(291)
Mortgage–backed securities	11,418	5	(564)
Equity securities	1,000	—	—

Total Securities	$37,470	$14	$(1,222)

The estimated fair values of securities at December 31, 2006, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Estimated Fair Value
Due in one year or less	$1,611
Due after one year through five years	5,635
Due after five years through ten years	7,981
Due after ten years	10,409

Total	25,636

Mortgage-backed securities	12,179
Equity securities	990

Total	$38,805

At December 31, 2006, available for sale securities included municipal securities issued by Farmersville, Texas school district that are insured by Permanent School Fund Guarantee with an aggregate book value of $2,165, or 11.0%, of shareholders’ equity. Other than this issue, there were no other holdings of securities of any one issuer, other than the U.S. government and its agencies and corporations, with an aggregate book value which exceeds 10% of shareholders’ equity. As of December 31, 2006, any unrealized losses on securities that have been in a continuous loss position for 12 months or more have not been recognized into income because the issuer(s) securities are of high credit quality and the decline in fair value is largely due to changes in interest rates. The fair value is expected to recover as the securities approach their maturity dates.

Note 3 – Loans

Major classifications of loans were as follows:

	December 31, 2006	June 30, 2006
Real estate – residential mortgage	$52,541	$53,596
Real estate – construction	2,161	1,720
Commercial, financial and agriculture	82,679	86,397
Consumer	7,213	6,289

Total Loans	$144,594	$148,002

	December 31, 2006	June 30, 2006	December 31, 2005
Loans past due over 90 days and still accruing	$—	$—	$230
Loans on non-accrual	2,272	3,198	1,898

Impaired loans	2,255	2,803	1,871
Amount of allowance allocated to impaired loans	546	393	357

Impaired loans of $2,255, $2,803 and $1,871 as of December 31, 2006, June 30, 2006 and December 31, 2005, respectively, were included in non-accrual loans.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 4 – Allowance for Loan Losses

A summary of activity in the allowance for loan losses for the six months ended December 31, 2006, and 2005, were as follows:

	2006	2005
Beginning of period	$1,557	$1,523
Provision	343	224
Charge-offs	(222)	(241)
Recoveries	51	64

Balance at December 31,	$1,729	$1,570

Note 5 – Federal Home Loan Bank Advances

A summary of Federal Home Loan Bank (FHLB) advances are as follows:

Maturity	Term	Interest Rate	Balance December 31, 2006	Interest Rate	Balance June 30, 2006
08/08/2006	Floating	—%	$—	5.43%	$2,080
09/13/2006	Floating	—	—	5.43	2,000
03/14/2007	Floating	5.34	1,400	—	—
02/01/2008	Floating	5.43	—	5.21	4,000
06/20/2008	Floating	5.45	1,000	5.54	1,000
07/01/2010	Fixed	6.90	57	6.90	64
10/01/2010	Fixed	7.00	58	7.00	82
12/01/2010	Fixed	6.10	204	6.10	226
04/01/2014	Fixed	2.54	630	2.54	669
04/01/2019	Fixed	4.30	649	4.30	669

			$3,998		$10,790

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

CONSUMERS BANCORP, INC.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share data)

General

The following is management’s analysis of the Corporation’s results of operations for the three and six month periods ended December 31, 2006, compared to the same period in 2005, and the consolidated balance sheets at December 31, 2006 compared to June 30, 2006. This discussion is designed to provide a more comprehensive review of the operating results and financial condition than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

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

Results of Operations

Three and Six Months Ended December 31, 2006 and 2005

Net Income

Net income was $380 for the three months ended December 31, 2006, an increase of $64 compared to the same period last year when net income was $316. The increase in net income for the quarter was mainly attributable to an increase in non-interest income and a reduction in non-interest expenses. Earnings per common share for the second fiscal quarter of 2007 were $0.18 as compared to $0.15 for the second fiscal quarter of 2006.

Net income was $760 for the six months ended December 31, 2006, an increase of $66 compared to the same period last year when net income was $694. The increase in net income for the six month period ended December 31, 2006 was mainly attributable to a reduction in non-interest expenses. Earnings per common share for the six month period ended December 31, 2006 was $0.36 as compared to $0.32 for the same period last year.

Return on average equity (ROE) and return on average assets (ROA) were 7.61% and 0.75%, respectively, for the second quarter of fiscal year 2007 compared to 6.52% and 0.62%, respectively, for the second quarter of fiscal year 2006.

ROE and ROA were 7.69% and 0.75%, respectively, for the six month period ended December 31, 2006 compared to 7.13% and 0.69%, respectively, for the same period ended in 2005.

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

(Dollars in thousands, except per share data)

The Corporation’s net interest margin for the three months ended December 31, 2006 was 4.70%, compared to 4.63% for the same period last year. Net interest income for the three months ended December 31, 2006 increased by $21, or 1.0%, to $2,130 from $2,109 for the same period last year. The increase in the net interest margin and net interest income was primarily due to an increase in the yield on average interest-earning assets from 6.22% for the three months ended December 31, 2005 to 6.74% for the three months ended December 31, 2006. The yield on average interest-earning assets increased mainly due to variable rate loans repricing to higher current market rates. In addition, the yield on average interest earning assets was positively impact by 6 basis points due to the recovery of $25 of interest income upon the pay-off of two loans that were on non-accrual. The increase to interest income from the higher yield on average interest-earning assets was partially offset by the Corporation’s cost of funds increasing to 2.75% for the three months ended December 31, 2006 from 2.08% for the comparable year ago period. The increase in the cost of funds was mainly caused by higher market rates affecting the rates paid on borrowings and rates paid on time deposits.

The Corporation’s net interest margin for the six months ended December 31, 2006 was 4.66%, compared to 4.68% for the same period last year. Net interest income for the six months ended December 31, 2006 was $4,229, an increase of $11, or 0.3%, from $4,218 for the same period in 2005. The increase in the net interest margin and net interest income was primarily attributable to a 55 basis point increase in the yield on average interest-earning assets.

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Average Balance Sheets and Analysis of Net Interest Income for the Three Months Ended December 31,

(In thousands, except percentages)

	2006			2005
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ rate
Interest-earning assets:
Taxable securities	$25,602	$300	4.65%	$23,886	$245	4.07%
Nontaxable securities (1)	14,997	220	5.82	13,281	207	6.18
Loans receivable (1)	144,633	2,626	7.20	149,008	2,470	6.58
Federal funds sold	114	2	6.96	131	1	3.03

Total interest-earning assets	185,346	3,148	6.74	186,306	2,923	6.22

Noninterest-earning assets	14,482			15,609

Total Assets	$199,828			$201,915

Interest-bearing liabilities:
NOW	$10,232	$12	0.47%	$12,287	$13	0.42%
Savings	49,837	101	0.80	53,258	79	0.59
Time deposits	67,525	744	4.37	55,235	454	3.26
Short-term borrowings	5,060	37	2.90	6,360	37	2.31
FHLB advances	4,367	56	5.09	15,485	164	4.20

Total interest-bearing liabilities	137,021	950	2.75%	142,625	747	2.08%

Noninterest-bearing liabilities:
Noninterest-bearing checking accounts	41,857			38,944
Other liabilities	1,158			1,137

Total liabilities	180,036			182,706
Shareholders’ equity	19,792			19,209

Total liabilities and shareholders’ equity	$199,828			$201,915

Net interest income, interest rate spread (1)		$2,198	3.99%		$2,176	4.14%

Net interest margin (net interest as a percent of average interest-earning assets (1)			4.70%			4.63%
Average interest-earning assets to interest-bearing liabilities	135.27%			130.63%

(1)	calculated on a fully taxable equivalent basis

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Average Balance Sheets and Analysis of Net Interest Income for the Six Months Ended December 31,

(In thousands, except percentages)

	2006			2005
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Taxable securities	$25,184	$582	4.58%	$22,728	$449	3.92%
Nontaxable securities (1)	14,914	438	5.83	12,089	371	6.09
Loans receivable (1)	145,578	5,231	7.13	148,878	4,861	6.48
Federal funds sold	86	3	6.92	249	5	3.98

Total interest-earning assets	185,762	6,254	6.68	183,944	5,686	6.13

Noninterest-earning assets	14,992			15,600

Total Assets	$200,754			$199,544

Interest-bearing liabilities:
NOW	$10,035	$14	0.28%	$12,295	$24	0.39%
Savings	50,074	210	0.83	54,159	146	0.53
Time deposits	66,371	1,398	4.18	56,837	890	3.11
Short-term borrowings	5,285	78	2.93	6,290	62	1.96
FHLB advances	7,204	189	5.20	10,779	223	4.10

Total interest-bearing liabilities	138,969	1,889	2.70%	140,360	1,345	1.90%

Noninterest-bearing liabilities:

Noninterest-bearing checking accounts	41,115			38,747
Other liabilities	1,083			1,145

Total liabilities	181,167			180,252
Shareholders’ equity	19,587			19,292

Total liabilities and shareholders’ equity	$200,754			$199,544

Net interest income, interest rate spread (1)		$4,365	3.98%		$4,341	4.23%

Net interest margin (net interest as a percent of average interest-earning assets (1)			4.66%			4.68%

Average interest-earning assets to interest-bearing liabilities	133.67%			131.05%

(1)	calculated on a fully taxable equivalent basis

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Provision for Loan Losses

The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable credit losses inherent in the Bank’s loan portfolio that have been incurred at each balance sheet date. The provision for loan losses decreased by $10 to $172 for the three month period ended December 31, 2006 compared to $182 for the same period last year. The provision for loan losses increased to $343 for the six month period ended December 31, 2006 compared to $224 for the same period last year.

The provision for loan losses for the three month period ended December 31, 2006 resulted mainly from net charge-offs of $153 and due to an increase in the specific reserve for an impaired loan that is secured by a multi-family rental property. The collateral for this impaired loan will be transferred into other real estate owned during the third quarter of fiscal year 2007. The $153 in net charge-offs were mainly within the commercial and real estate loan portfolios. The higher provision for loan losses for the six month period ended December 31, 2006 resulted mainly from an increase in impaired loans compared to the same period last year and new information related to these loans and the condition of properties securing these loans that became available during this period. Impaired loans were $2,255, $2,803 and $1,871 as of December 31, 2006, June 30, 2006 and December 31, 2005, respectively. Impaired loans as of December 31, 2006 and June 30, 2006 included a $1.8 million loan relationship that is secured by two multi-family rental unit loans. These properties are in the process of foreclosure and have been specifically reserved for within the allowance for loan losses. The provision for loan losses as of December 31, 2006 was considered sufficient by management for maintaining an appropriate allowance for loan losses.

Non-Interest Income

Non-interest income increased to $571 during the second quarter of fiscal year 2007, compared to $536 for the same period last year. Within non-interest income, service charges on deposits declined by $8 mainly due to a reduction in overdraft fee income. This decline was offset by a $39 increase in alternative investment income, which is income from investment banking, advisory, brokerage, and underwriting. The alternative investment program was expanded with the addition of a full-time Financial Consultant in April 2006.

Non-interest income was $1,131 for the six months ended December 31, 2006, compared to $1,116 during the same period last year. Within non-interest income, service charges on deposits declined by $62 mainly due to a reduction in overdraft fee income. Also, a loss of $25 was recognized from the sale of other assets acquired through loan foreclosure for the six month period ended December 31, 2006 compared to a gain of $13 for the same period last year. These declines were offset by a $91 increase in alternative investment income, which is income from investment banking, advisory, brokerage, and

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

underwriting. The alternative investment program was expanded with the addition of a full-time Financial Consultant in April 2006.

Non-Interest Expenses

Non-interest expenses decreased 1.4%, to $2,045 during the second quarter of fiscal year 2007, compared to $2,075 during the same quarter last year. Within non-interest expenses, salaries and employee benefits decreased by $51. Also, contributing to the decrease in non-interest expenses were lower marketing, printing and supplies, and collection expenses. These decreases were partially offset by a $38 increase in consulting and professional fees for the three months ended December 31, 2006 as compared to the same period last year. This increase was mainly attributable to fees associated with an operations review as well as increased audit and legal fees.

Non-interest expenses decreased 4.3%, to $4,048 for the six months ended December 31, 2006, compared to $4,228 during the same period last year. Within non-interest expenses, salaries and employee benefits decreased by $79. In March 2006, a review of the salaries of certain key associates was completed resulting in a realignment of the salaries to be more corporate performance based. This realignment contributed to the decline in salaries and employee benefits. Also, contributing to the decrease in non-interest expenses were lower marketing, telephone, printing and supplies, and collection expenses. These decreases were partially offset by a $60 increase in consulting and professional fees for the six months ended December 31, 2006 as compared to the same period last year. This increase was mainly attributable to fees associated with an operations review as well as consulting fees related to the introduction of our new personal checking account product line-up that is expected to further enhance fee income.

Income Taxes

Income tax expense for the three months ended December 31, 2006 increased $32, to $104 from $72, compared to the same period in 2005. The effective tax rate was 21.5% for the current quarter as compared to 18.6% for the same period last year. The provision for income taxes for the six months ended December 31, 2006 increased $21 to $209 from $188 for the same period in 2005. The effective tax rate for the six months ended December 31, 2006 was 21.6% as compared to 21.3% for the same period in 2005. The effective tax rate differed from the federal statutory rate principally as a result of tax-exempt income from obligations of states and political subdivisions, loans and earnings on bank owned life insurance. The lower effective tax rate for the three months ended December 31, 2005 as compared to the same period in 2006 was mainly due to tax-free income being a larger portion of pre-tax income in 2005.

Financial Condition

Total assets at December 31, 2006 were $200,438 compared to $203,550 at June 30, 2006, a decrease of $3,112 or 1.5%. Available for sale securities have increased by $1,335 from $37,470 at June 30, 2006 to $38,805 at December 31, 2006 mainly due to

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

the purchase of mortgage-backed securities in order to take advantage of bonds priced at a discount. Loan receivables declined by $3,408 to $144,594 at December 31, 2006 compared to $148,002 at June 30, 2006. The current competitive environment has contributed to the decline in loan receivables.

Total shareholders’ equity increased by $609 from June 30, 2006, to $19,711 as of December 31, 2006. This increase was mainly due to net income for the current six month period and an increase in the fair market value of available for sale securities as a result of changes in interest rates. These increases were partially offset by cash dividends paid during the period as well as an increase in treasury stock of $398.

In June 2006, the Board of Directors authorized a share repurchase program for up to 75,000 shares that can be repurchased through June 2007. As part of this repurchase program, 31,725 shares were repurchased during the first six months of fiscal year 2007.

Non-Performing Assets

The following table presents the aggregate amounts of non-performing assets and respective ratios as of the dates indicated.

	December 31, 2006	June 30, 2006	December 31, 2005
Non-accrual loans	$2,272	$3,198	$1,898
Loans past due over 90 days and still accruing	—	—	230

Total non-performing loans	2,272	3,198	2,128
Other real estate owned	455	749	538

Total non-performing assets	$2,727	$3,947	$2,666

Non-performing loans to total loans	1.57%	2.16%	1.42%
Allowance for loan losses to total non-performing loans	76.10%	48.69%	73.78%
Loans 90 days or more past due and still accruing to total loans	—	—	0.15%

Following is a breakdown of non-accrual loans as of December 31, 2006 by collateral:

December 31, 2006
Commercial non-mortgage collateral	$153
Multifamily residential properties	1,767
1-4 family residential properties	352

Total	$2,272

As of December 31, 2006, impaired loans totaled $2,255 and $2,194 of those impaired loans were included in non-accrual loans. Commercial and commercial real estate loans are classified as impaired if management determines that full collection of principal and interest, in accordance with the terms of the loan documents, is not probable. Impaired

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

loans and non-performing loans have been considered in management’s analysis of the appropriateness of the allowance for loan losses. Management and the Board of Directors are closely monitoring these loans and believe that the prospects for recovery of principal and interest, less identified specific reserves, are good.

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

The Corporation offers several deposit products to its customers. The rates offered by the Corporation and the fees charged for these products are competitive with others available currently in the market area. Interest rates on savings deposits have remained at relatively low levels, while rates on demand deposits and time deposits have increased in recent months due to current market conditions.

To provide an additional source of liquidity, the Corporation has entered into an agreement with the Federal Home Loan Bank (FHLB) of Cincinnati. At December 31, 2006, FHLB advances totaled $3,998 as compared with $10,790 at June 30, 2006. The Corporation considers the FHLB to be a reliable source of liquidity funding, secondary to its deposit base.

Jumbo time deposits (those with balances of $100 thousand and over) increased from $19,565 at June 30, 2006 to $22,047 at December 31, 2006. These deposits are monitored closely by the Corporation and priced on an individual basis. When these deposits are from a municipality, certain bank-owned securities are pledged to guarantee the safety of these public fund deposits as required by Ohio law. The Corporation has the option to use a fee paid broker to obtain deposits from outside its normal service area as an additional source of funding. The Corporation however, does not rely upon these deposits as a primary source of funding. Although management monitors interest rates on an ongoing basis, a quarterly rate sensitivity report is used to determine the effect of interest rate changes on the financial statements. In the opinion of management, enough assets or liabilities could be repriced over the near term (up to three years) to compensate

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

for such changes. The spread on interest rates, or the difference between the average earning assets and the average interest-bearing liabilities, is monitored quarterly.

Capital Resources

The Corporation and subsidiary Bank are subject to various regulatory capital requirements administered by federal regulatory agencies. Capital adequacy guidelines and prompt corrective-action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the Corporation’s financial statements. The Bank is considered well capitalized under the Federal Deposit Insurance Act at December 31, 2006. Management is not aware of any matters occurring subsequent to December 31, 2006 that would cause the Bank’s capital category to change.

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

CONSUMERS BANCORP, INC.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

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

The following table presents an analysis of the potential sensitivity of the Bank’s annual net interest income and present value of the Bank’s financial instruments to a sudden and sustained increase and decrease change in market interest rates of 200 and 100 basis points:

	Maximum Change
One Year Net Interest Income Change	2006	Guidelines
+200 Basis Points	(1.3)%	>(20.0%)
+100 Basis Points	(0.7)%	>(12.5%)
-100 Basis Points	1.2%	>(12.5%)
-200 Basis Points	2.2%	>(20.0%)

Net Present Value of Equity Change
+200 Basis Points	(15.9)%	>(25%)
+100 Basis Points	(7.2)%	>(20%)
-100 Basis Points	0.7%	>(20%)
-200 Basis Points	(2.0)%	>(25%)

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

Item 4 – Controls and Procedures

As of December 31, 2006, an evaluation was carried out under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006, the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation, in reports that it files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in the Corporation’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect its internal control over financial reporting.

CONSUMERS BANCORP, INC.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

None

Item 1A – Risk Factors

There were no material changes to the risk factors as presented in the Corporation’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
October 1, 2006 – October 31, 2006	—	—	—
November 1, 2006 – November 30, 2006	—	—	—
December 1, 2006 – December 31, 2006	1,475	12.55	31,725	43,275

	1,475	12.55	31,725	43,275

In June 2006, the Corporation announced a share repurchase program for up to 75,000 shares that can be repurchased through June 2007. The purchase made in December 2006 was accomplished through a privately negotiated transaction.

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

Item 5 – Other Information

On February 14, 2007, the Board of Directors of Consumers Bancorp, Inc., declared a $0.07 per share cash dividend for shareholders of record on February 26, 2007 that will be paid on March 14, 2007.

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

CONSUMERS BANCORP, INC.
(Registrant)

Date:	February 14, 2007	/s/ Steven L Muckley
Steven L. Muckley
President & Chief Executive Officer

Date:	February 14, 2007	/s/ Renee K. Wood
Renee K. Wood
Chief Financial Officer & Treasurer