Form 10-Q
period 2007-03-31
CONSUMERS BANCORP INC /OH/
filed 2007-05-14
CIK 1006830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value	Outstanding at May 11, 2007
2,078,447 Common Shares

CONSUMERS BANCORP, INC.

FORM 10-Q

QUARTER ENDED MARCH 31, 2007

Part I – Financial Information

CONSUMERS BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	Unaudited March 31, 2007	June 30, 2006
ASSETS
Cash and cash equivalents	$5,296	$5,941
Federal funds sold	755	—
Securities, available for sale	42,771	37,470
Federal bank and agency stocks, at cost	1,146	1,118
Total loans	142,874	148,002
Less allowance for loan losses	(1,680)	(1,557)

Net Loans	141,194	146,445

Cash surrender value of life insurance	4,251	4,139
Premises and equipment, net	4,379	4,648
Intangible assets	773	894
Other real estate owned	724	749
Accrued interest receivable and other assets	1,843	2,146

Total assets	$203,132	$203,550

LIABILITIES
Deposits
Non-interest bearing demand	$40,135	$41,869
Interest bearing demand	9,736	10,156
Savings	51,079	50,575
Time	71,925	64,708

Total deposits	172,875	167,308

Short-term borrowings	5,362	5,049
Federal Home Loan Bank advances	3,825	10,790
Accrued interest and other liabilities	1,383	1,301

Total liabilities	183,445	184,448
Commitments and contingent liabilities	—	—

SHAREHOLDERS’ EQUITY
Common stock (no par value, 2,500,000 shares authorized; 2,160,000 issued)	4,869	4,869
Retained earnings	15,996	15,333
Treasury stock, at cost (70,053 shares at March 31, 2007 and 19,566 shares at June 30, 2006)	(935)	(303)
Accumulated other comprehensive income (loss)	(243)	(797)

Total shareholders’ equity	19,687	19,102

Total liabilities and shareholders’ equity	$203,132	$203,550

See accompanying notes to consolidated financial statements

CONSUMERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months ended March 31,		Nine Months ended March 31,
	2007	2006	2007	2006
Interest income
Loans, including fees	$2,571	$2,478	$7,795	$7,330
Securities
Taxable	305	267	887	716
Tax-exempt	152	142	461	399
Federal funds sold	13	1	16	6

Total interest income	3,041	2,888	9,159	8,451

Interest expense
Deposits	903	592	2,525	1,652
Short-term borrowings	34	35	112	97
Federal Home Loan Bank advances	38	204	227	427

Total interest expense	975	831	2,864	2,176

Net interest income	2,066	2,057	6,295	6,275

Provision for loan losses	117	90	460	314

Net interest income after Provision for loan losses	1,949	1,967	5,835	5,961
Non-interest income
Service charges on deposit accounts	347	341	1,109	1,165
Gain (loss) on sale of other assets owned	—	(7)	(25)	6
Other	207	141	601	420

Total non-interest income	554	475	1,685	1,591

Non-interest expenses
Salaries and employee benefits	1,093	1,066	3,200	3,252
Occupancy	288	279	842	821
Directors’ fees	34	38	106	103
Professional fees	44	52	201	149
Franchise taxes	54	43	112	131
Printing and supplies	46	57	133	179
Telephone and network communications	50	62	163	197
Amortization of intangible	40	40	121	120
Other	486	441	1,305	1,354

Total non-interest expenses	2,135	2,078	6,183	6,306

Income before income taxes	368	364	1,337	1,246
Income tax expense	64	67	273	255

Net Income	$304	$297	$1,064	$991

Basic earnings per share	$0.14	$0.14	$0.50	$0.46

See accompanying notes to consolidated financial statements

CONSUMERS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months ended March 31,		Nine Months ended March 31,
	2007	2006	2007	2006
Balance at beginning of period	$19,712	$19,436	$19,102	$19,297

Comprehensive income
Net Income	304	297	1,064	991
Other comprehensive income/(loss)	52	(44)	554	(212)

Total comprehensive income	356	253	1,618	779

Purchase of treasury stock (18,762 and 3,010 shares for the three month periods and 50,487 and 3,010 shares for the nine month periods ending March 31, 2007 and 2006, respectively)	(234)	(47)	(632)	(47)
Common cash dividends	(147)	(150)	(401)	(537)

Balance at the end of the period	$19,687	$19,492	$19,687	$19,492

Common cash dividends per share	$0.07	$0.07	$0.19	$0.25

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)	Nine Months Ended March 31,
	2007	2006
Cash flows from operating activities
Net cash from operating activities	$2,063	$1,645

Cash flow from investing activities
Securities available for sale
Purchases	(8,101)	(15,907)
Maturities and principal pay downs	3,635	3,521
Net increase in federal funds sold	(755)	—
Net (increase) decrease in loans	4,508	(1,433)
Acquisition of premises and equipment	(160)	(779)
Disposal of premises and equipment	—	15
Sale of other real estate owned	283	691

Net cash from investing activities	(590)	(13,892)

Cash flow from financing activities
Net increase in deposit accounts	5,567	2,797
Net change in short-term borrowings	313	(1,067)
Proceeds of Federal Home Loan Bank advances	5,610	13,560
Repayments of Federal Home Loan Bank advances	(12,575)	(2,597)
Purchase of treasury stock	(632)	(47)
Dividends paid	(401)	(537)

Net cash from financing activities	(2,118)	12,109

Increase in cash or cash equivalents	(645)	(138)
Cash and cash equivalents, beginning of year	5,941	5,969

Cash and cash equivalents, end of period	$5,296	$5,831

Supplemental disclosure of cash flow information:
Cash paid during the year:
Interest	$2,861	$2,133
Federal income taxes	160	300
Non-cash items:
Transfer from loans to repossessed assets	$283	$718

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

Earnings per Share: Earnings per common share are computed based on the weighted average common shares outstanding. The weighted average number of outstanding shares was 2,099,833 and 2,142,574 for the quarters ended March 31, 2007 and 2006, respectively. The weighted average number of outstanding shares was 2,115,101 and 2,143,158 for the nine months ended March 31, 2007 and 2006, respectively. The Corporation’s capital structure contains no potentially dilutive securities.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Assets and Financial Liabilities. This statement allows entities the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities. Subsequent changes in fair value of the financial assets and liabilities would be recognized in earnings when they occur. This pronouncement also establishes certain additional disclosure requirements. It is effective as of the beginning of the first fiscal year beginning after November 15, 2007 and early adoption is permitted. If the Corporation adopts this pronouncement early, it would be effective July 1, 2007, otherwise it would become effective July 1, 2008. At the present time, the Corporation has not determined if it will elect early adoption, to what assets and liabilities it would apply the provisions of the statement and what impact it would have on the Corporation’s consolidated financial statements.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 2 – Securities

March 31, 2007	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Securities available for sale:
U.S. Treasury	$996	$—	$(4)
Obligations of government sponsored entities	10,036	26	(88)
Obligations of states and political subdivisions	14,239	46	(93)
Mortgage–backed securities	16,500	43	(298)
Equity securities	1,000	—	—

Total Securities	$42,771	$115	$(483)

June 30, 2006	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Securities available for sale:
U.S. Treasury	$988	$—	$(12)
Obligations of government sponsored entities	9,766	—	(355)
Obligations of states and political subdivisions	14,298	9	(291)

Mortgage–backed securities	11,418	5	(564)
Equity securities	1,000	—	—

Total Securities	$37,470	$14	$(1,222)

The estimated fair values of securities at March 31, 2007, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Estimated Fair Value
Due in one year or less	$1,261
Due after one year through five years	5,605
Due after five years through ten years	7,980
Due after ten years	10,425

Total	25,271
Mortgage-backed securities	16,500
Equity securities	1,000

Total	$42,771

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

At March 31, 2007, available for sale securities included municipal securities issued by Farmersville, Texas school district that are insured by Permanent School Fund Guarantee with an aggregate book value of $2,151, or 10.9%, of shareholders’ equity. Other than this issue, there were no other holdings of securities of any one issuer, other than the U.S. government and its agencies and corporations, with an aggregate book value which exceeds 10% of shareholders’ equity. As of March 31, 2007, any unrealized losses on securities that have been in a continuous loss position for 12 months or more have not been recognized into income because the issuer(s) securities are of high credit quality and the decline in fair value is largely due to changes in interest rates. The fair value is expected to recover as the securities approach their maturity dates or as market interest rates change. Management has the intent and ability to hold these securities for the foreseeable future.

Note 3 – Loans

Major classifications of loans were as follows:

	March 31, 2007	June 30, 2006
Real estate – residential mortgage	$52,305	$53,596
Real estate – construction	983	1,720
Commercial, financial and agriculture	82,006	86,397
Consumer	7,580	6,289

Total Loans	$142,874	$148,002

	March 31, 2007	June 30, 2006	March 31, 2006
Loans past due over 90 days and still accruing	$73	$—	$348
Loans on non-accrual	2,112	3,198	1,446
Impaired loans	1,920	2,803	1,156
Amount of allowance allocated to impaired loans	450	393	259

Impaired loans of $1,920, $2,803 and $1,117 as of March 31, 2007, June 30, 2006 and March 31, 2006, respectively, were included in non-accrual loans.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 4—Allowance for Loan Losses

A summary of activity in the allowance for loan losses for the nine months ended March 31, 2007, and 2006, were as follows:

	2007	2006
Beginning of period	$1,557	$1,523
Provision	460	314
Charge-offs	(425)	(426)
Recoveries	88	98

Balance at March 31,	$1,680	$1,509

Note 5 – Federal Home Loan Bank Advances

A summary of Federal Home Loan Bank (FHLB) advances are as follows:

Maturity	Term	Interest Rate	Balance March 31, 2007	Interest Rate	Balance June 30, 2006
08/08/2006	Floating	—%	$—	5.43%	$2,080
09/13/2006	Floating	—	—	5.43	2,000
06/22/2007	Floating	5.50	1,275	—	—
02/01/2008	Floating	5.43	—	5.21	4,000
06/20/2008	Floating	5.43	1,000	5.54	1,000
07/01/2010	Fixed	6.90	53	6.90	64
10/01/2010	Fixed	7.00	54	7.00	82
12/01/2010	Fixed	6.10	193	6.10	226
04/01/2014	Fixed	2.54	611	2.54	669
04/01/2019	Fixed	4.30	639	4.30	669

			$3,825		$10,790

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

CONSUMERS BANCORP, INC.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share data)

General

The following is management’s analysis of the Corporation’s results of operations for the three and nine month periods ended March 31, 2007, compared to the same period in 2006, and the consolidated balance sheets at March 31, 2007 compared to June 30, 2006. This discussion is designed to provide a more comprehensive review of the operating results and financial condition than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

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

Results of Operations

Three and Nine Months Ended March 31, 2007 and 2006

Net Income

Net income was $304 for the three months ended March 31, 2007, an increase of $7 compared to the same period last year when net income was $297. The increase in net income for the quarter was mainly attributable to an increase in non-interest income. Earnings per common share for the third fiscal quarter of 2007 were $0.14, which is unchanged from the third fiscal quarter of 2006.

Net income was $1,064 for the nine months ended March 31, 2007, an increase of $73 compared to the same period last year when net income was $991. The increase in net income for the nine month period ended March 31, 2007 was mainly attributable to an increase in non-interest income and a reduction in non-interest expenses. Earnings per common share for the nine month period ended March 31, 2007 was $0.50 as compared to $0.46 for the same period last year.

Return on average equity (ROE) and return on average assets (ROA) were 6.24% and 0.62%, respectively, for the third quarter of fiscal year 2007 compared to 6.19% and 0.59%, respectively, for the third quarter of fiscal year 2006.

ROE and ROA were 7.21% and 0.71%, respectively, for the nine month period ended March 31, 2007 compared to 6.82% and 0.66%, respectively, for the same period ended in 2006.

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

(Dollars in thousands, except per share data)

The Corporation’s net interest margin for the three months ended March 31, 2007 was 4.67%, compared to 4.60% for the same period last year. Net interest income for the three months ended March 31, 2007 increased by $9, or 0.4%, to $2,066 from $2,057 for the same period last year. The increase in the net interest margin and net interest income was primarily due to an increase in the yield on average interest-earning assets from 6.40% for the three months ended March 31, 2006 to 6.80% for the three months ended March 31, 2007. The yield on average interest-earning assets increased mainly due to variable rate loans repricing to higher current market rates. The increase to interest income from the higher yield on average interest-earning assets was partially offset by the Corporation’s cost of funds increasing to 2.85% for the three months ended March 31, 2007 from 2.34% for the comparable year ago period. The increase in the cost of funds was mainly caused by higher market rates affecting the rates paid on borrowings and rates paid on time deposits.

The Corporation’s net interest margin for the nine months ended March 31, 2007 was 4.66%, compared to 4.65% for the same period last year. Net interest income for the nine months ended March 31, 2007 was $6,295, an increase of $20, or 0.3%, from $6,275 for the same period in 2006. The increase in the net interest margin and net interest income was primarily attributable to a 50 basis point increase in the yield on average interest-earning assets.

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Average Balance Sheets and Analysis of Net Interest Income for the Three Months Ended March 31,

(In thousands, except percentages)

	2007			2006
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Taxable securities	$26,022	$305	4.75%	$24,733	$267	4.38%
Nontaxable securities (1)	14,482	216	6.05	13,493	206	6.19
Loans receivable (1)	143,970	2,575	7.25	149,038	2,481	6.75
Federal funds sold	984	13	5.36	70	1	5.79

Total interest-earning assets	185,458	3,109	6.80	187,334	2,955	6.40

Noninterest-earning assets	14,736			15,569

Total Assets	$200,194			$202,903

Interest-bearing liabilities:
NOW	$10,386	$10	0.39%	$11,711	$6	0.21%
Savings	50,445	107	0.86	51,329	81	0.64
Time deposits	70,262	786	4.54	58,383	505	3.51
Short-term borrowings	4,431	34	3.11	4,821	35	2.94
FHLB advances	3,225	38	4.78	17,889	204	4.62

Total interest-bearing liabilities	138,749	975	2.85%	144,133	831	2.34%

Noninterest-bearing liabilities:
Noninterest-bearing checking accounts	40,476			38,194
Other liabilities	1,194			1,106

Total liabilities	180,419			183,433
Shareholders’ equity	19,775			19,470

Total liabilities and shareholders’ equity	$200,194			$202,903

Net interest income, interest rate spread (1)		$2,134	3.95%		$2,124	4.06%

Net interest margin (net interest as a percent of average interest-earning assets (1)			4.67%			4.60%
Average interest-earning assets to interest-bearing liabilities	133.66%			129.97%

(1)	calculated on a fully taxable equivalent basis

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Average Balance Sheets and Analysis of Net Interest Income for the Nine Months Ended March 31,

(In thousands, except percentages)

	2007			2006
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Taxable securities	$25,459	$887	4.64%	$23,387	$716	4.08%
Nontaxable securities (1)	14,772	654	5.90	12,550	577	6.12
Loans receivable (1)	145,050	7,806	7.17	148,930	7,342	6.57
Federal funds sold	381	16	5.59	190	6	4.21

Total interest-earning assets	185,662	9,363	6.72	185,057	8,641	6.22

Noninterest-earning assets	14,908			15,590

Total Assets	$200,570			$200,647

Interest-bearing liabilities:
NOW	$10,150	$24	0.31%	$12,103	$30	0.33%
Savings	50,196	317	0.84	53,229	227	0.57
Time deposits	67,649	2,184	4.30	57,345	1,395	3.24
Short-term borrowings	5,005	112	2.98	5,808	97	2.22
FHLB advances	5,897	227	5.13	13,114	427	4.34

Total interest-bearing liabilities	138,897	2,864	2.75%	141,599	2,176	2.05%

Noninterest-bearing liabilities:
Noninterest-bearing checking accounts	40,905			38,566
Other liabilities	1,120			1,132

Total liabilities	180,922			181,297
Shareholders’ equity	19,648			19,350

Total liabilities and shareholders’ equity	$200,570			$200,647

Net interest income, interest rate spread (1)		$6,499	3.97%		$6,465	4.17%

Net interest margin (net interest as a percent of average interest-earning assets (1)			4.66%			4.65%
Average interest-earning assets to interest-bearing liabilities	133.67%			130.69%

(1)	calculated on a fully taxable equivalent basis

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Provision for Loan Losses

The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable credit losses inherent in the Bank’s loan portfolio that have been incurred at each balance sheet date. The provision for loan losses increased by $27 to $117 for the three month period ended March 31, 2007 compared to $90 for the same period last year. The provision for loan losses increased to $460 for the nine month period ended March 31, 2007 compared to $314 for the same period last year.

The higher provision for loan losses for the nine month period ended March 31, 2007 resulted mainly from an increase in impaired loans compared to the same period last year and new information related to these loans and the condition of properties securing these loans that became available during this period. The increase in impaired loans resulted in an increase of $191 in the amount of allowance for loan losses allocated to impaired loans. Impaired loans were $1,920, $2,803 and $1,156 as of March 31, 2007, June 30, 2006 and March 31, 2006, respectively. Impaired loans as of March 31, 2007 and June 30, 2006 included a $1,300 loan relationship that is secured by a multi-family rental unit loan. The property is in the process of foreclosure and will be transferred into other real estate owned during the fourth quarter of fiscal year 2007. The decline in impaired loans from June 30, 2006 to March 31, 2007 was mainly due to the full payoff of approximately $402 of impaired loans without any resulting loss. The remaining decline was mainly attributable to the transfer of collateral for an impaired loan into other real estate owned during the third quarter of fiscal year 2007 with the resulting deficiency being charged-off. The provision for loan losses as of March 31, 2007 was considered sufficient by management for maintaining an appropriate allowance for loan losses.

Non-Interest Income

Non-interest income increased to $554 during the third quarter of fiscal year 2007, compared to $475 for the same period last year. Within non-interest income, service charges on deposits increased by $6, or 1.8%. Also, alternative investment income increased by $53, which is income from investment banking, advisory, brokerage, and underwriting. The alternative investment program was expanded with the addition of a full-time Financial Consultant in April 2006.

Non-interest income was $1,685 for the nine months ended March 31, 2007, compared to $1,591 during the same period last year. Within non-interest income, service charges on deposits declined by $56 mainly due to a reduction in overdraft fee income. Also, a loss of $25 was recognized from the sale of other assets acquired through loan foreclosure for the nine month period ended March 31, 2007 compared to a gain of $6 for the same period last year. These declines were offset by a $145 increase in alternative investment income.

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Non-Interest Expenses

Non-interest expenses increased 57, or 2.7%, to $2,135 during the third quarter of fiscal year 2007, compared to $2,078 during the same quarter last year. Within other non-interest expenses, a $51 loss was recorded due to the bankruptcy of a third party vendor who was servicing a small portion of the residential mortgage loan portfolio and allegedly misappropriated escrow funds.

Non-interest expenses decreased $123, or 2.0%, to $6,183 for the nine months ended March 31, 2007, compared to $6,306 during the same period last year. Within non-interest expenses, salaries and employee benefits decreased by $52. In March 2006, a review of the salaries of certain key associates was completed resulting in a realignment of the salaries to be more corporate performance based. This realignment contributed to the decline in salaries and employee benefits. Also, contributing to the decrease in non-interest expenses were lower marketing, telephone, printing and supplies, and collection expenses. These decreases were partially offset by a $52 increase in consulting and professional fees for the nine months ended March 31, 2007 as compared to the same period last year. This increase was mainly attributable to fees associated with an operations review as well as consulting fees related to the introduction of our new personal checking account product line-up that is expected to enhance fee income.

Income Taxes

Income tax expense for the three months ended March 31, 2007 decreased $3, to $64 from $67, compared to the same period in 2006. The effective tax rate was 17.4% for the current quarter as compared to 18.4% for the same period last year. The provision for income taxes for the nine months ended March 31, 2007 increased $18 to $273 from $255 for the same period in 2006. The effective tax rate for the nine months ended March 31, 2007 was 20.4% as compared to 20.5% for the same period in 2006. The effective tax rate differed from the federal statutory rate principally as a result of tax-exempt income from obligations of states and political subdivisions, loans and earnings on bank owned life insurance. The lower effective tax rate for the three months ended March 31, 2007 as compared to the same period in 2006 was mainly due to tax-free income being a larger portion of pre-tax income in 2007.

Financial Condition

Total assets at March 31, 2007 were $203,132 compared to $203,550 at June 30, 2006, a decrease of $418 or 0.2%. Available for sale securities increased by $5,301 from $37,470 at June 30, 2006 to $42,771 at March 31, 2007 mainly due to the purchase of mortgage-backed securities in order to take advantage of bonds priced at a discount. Loan receivables declined by $5,128 to $142,874 at March 31, 2007 compared to $148,002 at June 30, 2006. The current competitive environment has contributed to the decline in loan receivables.

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Total shareholders’ equity increased by $585 from June 30, 2006, to $19,687 as of March 31, 2007. This increase was mainly due to net income for the current nine month period and an increase in the fair market value of available for sale securities as a result of changes in interest rates. These increases were partially offset by cash dividends paid during the period as well as an increase in treasury stock of $632.

In June 2006, the Board of Directors authorized a share repurchase program for up to 75,000 shares that can be repurchased through June 2007. As part of this repurchase program, 50,487 shares were repurchased during the first nine months of fiscal year 2007.

Non-Performing Assets

The following table presents the aggregate amounts of non-performing assets and respective ratios as of the dates indicated.

	March 31, 2007	June 30, 2006	March 31, 2006
Non-accrual loans	$2,112	$3,198	$1,446
Loans past due over 90 days and still accruing	73	—	348

Total non-performing loans	2,185	3,198	1,794
Other real estate owned	724	749	558

Total non-performing assets	$2,909	$3,947	$2,352

Non-performing loans to total loans	1.53%	2.16%	1.20%
Allowance for loan losses to total non-performing loans	76.89%	48.69%	84.11%
Loans 90 days or more past due and still accruing to total loans	0.05%	—	0.23%

Following is a breakdown of non-accrual loans as of March 31, 2007 by collateral:

March 31, 2007
Commercial non-mortgage collateral	$214
Multifamily residential properties	1,456
1-4 family residential properties	442

Total	$2,112

As of March 31, 2007, impaired loans totaled $1,920 and all of the impaired loans were included in non-accrual loans. Commercial and commercial real estate loans are classified as impaired if management determines that full collection of principal and interest, in accordance with the terms of the loan documents, is not probable. Impaired loans and non-performing loans have been considered in management’s analysis of the appropriateness of the allowance for loan losses. Management and the Board of Directors are closely monitoring these loans and believe that the prospects for recovery of principal, less identified specific reserves, are good.

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

To provide an additional source of liquidity, the Corporation has entered into an agreement with the Federal Home Loan Bank (FHLB) of Cincinnati. At March 31, 2007, FHLB advances totaled $3,825 as compared with $10,790 at June 30, 2006. The Corporation considers the FHLB to be a reliable source of liquidity funding, secondary to its deposit base.

Jumbo time deposits (those with balances of $100 thousand and over) increased from $19,565 at June 30, 2006 to $23,308 at March 31, 2007. These deposits are monitored closely by the Corporation and priced on an individual basis. When these deposits are from a municipality, certain bank-owned securities are pledged to guarantee the safety of these public fund deposits as required by Ohio law. The Corporation has the option to use a fee paid broker to obtain deposits from outside its normal service area as an additional source of funding. The Corporation however, does not rely upon these deposits as a primary source of funding. Although management monitors interest rates on an ongoing basis, a quarterly rate sensitivity report is used to determine the effect of interest rate changes on the financial statements. In the opinion of management, enough assets or liabilities could be repriced over the near term (up to three years) to compensate for such changes. The spread on interest rates, or the difference between the average earning assets and the average interest-bearing liabilities, is monitored quarterly.

Capital Resources

The Bank is subject to various regulatory capital requirements administered by federal regulatory agencies. Capital adequacy guidelines and prompt corrective-action

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the Corporation’s financial statements. The Bank is considered well capitalized under the Federal Deposit Insurance Act at March 31, 2007. Management is not aware of any matters occurring subsequent to March 31, 2007 that would cause the Bank’s capital category to change.

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

CONSUMERS BANCORP, INC.

Item 3—Quantitative and Qualitative Disclosures about Market Risk

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

The following table presents an analysis of the potential sensitivity of the Bank’s annual net interest income and present value of the Bank’s financial instruments to a sudden and sustained increase and decrease change in market interest rates of 200 and 100 basis points:

	Maximum Change 2007	Guidelines
One Year Net Interest Income Change
+200 Basis Points	(1.2)%	>(20.0%)
+100 Basis Points	(0.5)%	>(12.5%)
-100 Basis Points	0.5%	>(12.5%)
-200 Basis Points	1.0%	>(20.0%)
Net Present Value of Equity Change
+200 Basis Points	(16.4)%	>(25%)
+100 Basis Points	(7.3)%	>(20%)
-100 Basis Points	(2.0)%	>(20%)
-200 Basis Points	(5.5)%	>(25%)

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

CONSUMERS BANCORP, INC.

Item 4 – Controls and Procedures

As of March 31, 2007, an evaluation was carried out under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2007, the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation, in reports that it files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in the Corporation’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect its internal control over financial reporting.

CONSUMERS BANCORP, INC.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

None

Item 1A – Risk Factors

There were no material changes to the risk factors as presented in the Corporation’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
January 1, 2007 – January 31, 2007	8,937	12.50	8,937	34,338
February 1, 2007 – February 28, 2007	7,000	12.50	7,000	27,338
March 1, 2007 – March 31, 2007	2,825	12.50	2,825	24,513

	18,762	12.50	18,762	24,513

In June 2006, the Corporation announced a share repurchase program for up to 75,000 shares that can be repurchased through June 2007. The purchases made in January 2007 through March 2007 were accomplished through shares purchased on the open market in addition to a privately negotiated transaction.

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Submission of Matters to a Vote of Security Holders

None

Item 5 – Other Information

On May 9, 2007, the Board of Directors of Consumers Bancorp, Inc., declared a $0.07 per share cash dividend for shareholders of record on May 21, 2007 that will be paid on June 13, 2007

Item 6 – Exhibits

Exhibit 11 Statement regarding Computation of Per Share Earnings (included in Note 1 to the Consolidated Financial Statements).

Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification of President & Chief Executive Officer

CONSUMERS BANCORP, INC.

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

CONSUMERS BANCORP, INC.
(Registrant)

Date: May 14, 2007	/s/ Steven L Muckley
Steven L. Muckley
President & Chief Executive Officer

Date: May 14, 2007	/s/ Renee K. Wood
Renee K. Wood
Chief Financial Officer & Treasurer