Form 10-K
period 2007-06-30
CONSUMERS BANCORP INC /OH/
filed 2007-09-13
CIK 1006830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

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

Based on the closing sales price on December 29, 2006, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $17,386,577.

The number of shares outstanding of the Registrant’s common stock, without par value was 2,065,434 at September 1, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Certain specifically designated portions of Consumers Bancorp, Inc.’s definitive Proxy Statement dated September 13, 2007 for its 2007 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

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

Since 1965, the Bank’s main office has been serving the Minerva, Ohio area from its location at 614 East Lincoln Way, Minerva, Ohio. The Bank’s business involves attracting deposits from businesses and individual customers and using such deposits to originate commercial, mortgage and consumer loans in its market area, consisting primarily of Stark, Columbiana, Carroll and contiguous counties in Ohio. The Bank also invests in securities consisting primarily of U.S. government and government agency obligations, municipal obligations, mortgage-backed securities and other securities.

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

Risk-Based Capital Requirements: The Federal Reserve Board and the OCC employ similar risk-based capital guidelines in their examination and regulation of bank holding companies and national banks. If capital falls below the minimum levels established by the guidelines, the bank holding company or bank may be denied approval to acquire or establish additional banks or non-bank businesses or to open new facilities. Failure to satisfy capital guidelines could subject a banking institution to a variety of enforcement actions by federal bank regulatory authorities, including the termination of deposit insurance by the FDIC and a prohibition on the acceptance of “brokered deposits.”

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

The banking agencies have also established a minimum leverage ratio of 3%, which represents Tier 1 capital as a percentage of total assets, less intangibles. However, for all but the most highly rated banks and bank holding companies, the banking agencies expect an additional margin of at least 100 to 200 basis points. At June 30, 2007, the Bank was in compliance with all regulatory capital requirements. Actual and required capital amounts and ratios are presented elsewhere, specifically in Note 11 of the Corporation’s audited financial statements for the year ended June 30, 2007.

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

Employees

As of June 30, 2007, the Bank employed 94 full-time and 33 part-time employees. None of the employees are represented by a collective bargaining group. Management considers its relations with employees to be good.

Statistical Disclosure

The following statistical information is included on the indicated pages of this Report and is incorporated herein by reference:

Average Consolidated Balance Sheet And Net Interest Margin	13
Interest Rates and Interest Differential	14
Carrying Values Of Securities	16
Maturities And Weighted-Average Yield Of Securities	17
Loan Types	17
Selected Loan Maturities And Interest Sensitivity	18
Non-accrual, Past Due And Restructured Loans And Other Nonperforming Assets	19
Potential Problem Loans	19
Summary Of Loan Loss Experience	19
Allocation Of Allowance For Loan Losses	20
Average Amount And Average Rate Paid On Deposits	21
Time Deposits Of $100,000 Or More	21
Short-Term Borrowings	21 and 41
Selected Consolidated Financial Data	10

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

Our business may be adversely affected if we fail to effectively manage our lending risks. There are many risks in the business of lending, including risks associated with the duration over which loans may be repaid, risks resulting from changes in economic conditions, risks inherent in dealing with individual borrowers, and risks resulting from changes in the value of loan collateral. Our credit administration function employs risk management techniques to ensure that loans adhere to corporate policy and problem loans are promptly identified. A large percentage of our loan portfolio is secured by real estate collateral. In addition, commercial loans to small and medium-sized businesses represent a significant portion of our loan portfolio. Accordingly, the asset quality of our loan portfolio is largely dependent upon the area’s economy and real estate markets. A downturn in the local economy would adversely affect our operations and limit our future growth potential.

Our allowance for loan losses might not be sufficient to absorb future charge-offs. An allowance for loan losses recorded under generally accepted accounting principles is an institution’s best estimate within a range of the probable amount of loans that, based on current information and events, the institution will be unable to collect. The amount of the allowance is a product of management’s judgment and it is inevitably imprecise. Estimating the allowance requires significant judgment and the use of estimates related to many factors, including the amount and timing of future cash flows on problem loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which are susceptible to significant change. Our judgment about the adequacy of the loan loss allowance is based on assumptions that we believe are reasonable but that might nevertheless prove to be incorrect. We can give you no assurance that the allowance is sufficient to absorb future charge-offs.

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

Consumers National Bank has significant competition in both attracting and retaining deposits and in originating loans. Competition is intense in the markets the Bank serves. It is anticipated that the competition will remain intense. The Bank competes on price and service with other banks and financial services companies such as savings and loans, credit unions, finance companies, mortgage companies, and brokerage firms. Competition could intensify in the future as a result of industry consolidation, the increasing availability of products and services from non-banks, greater technological developments in the industry and banking reform.

Concentration of service area could negatively affect our financial performance. A concentration of credit risk can arise with respect to loans and deposits. As of June 30, 2007, the Bank’s deposit and lending market area is concentrated in Stark, Columbiana and Carroll Counties in northeastern Ohio. Because of the concentration of deposits and loans in these three counties, in the event of adverse economic conditions, the Bank could experience more difficulty in attracting deposits and experience higher rates of loss and delinquency on its loans than if the loans were more geographically diversified. Adverse economic conditions in this region of Ohio may reduce demand for credit of fee-based products and could negatively affect real estate and other collateral values, interest rate levels, and the availability of credit to refinance loans at or prior to maturity.

Our common stock is thinly traded and therefore susceptible to wide price swings. Our common stock is traded on the over-the-counter (OTC) Bulletin Board® under the ticker symbol “CBKM,” but trading volume is low. Thinly traded, illiquid stocks are more susceptible to significant and sudden price changes than stocks that are widely followed by the investment community and actively traded on an exchange or NASDAQ. The liquidity of the common stock depends upon the presence in the marketplace of willing buyers and sellers. We do not intend at the current time to seek listing of our common stock on a securities exchange and we do not intend to seek authorization for trading of our shares on NASDAQ.

The banking industry is heavily regulated; the compliance burden to the industry is considerable; the principal beneficiary of federal and state regulation is the public at large and depositors, not shareholders. We are and will remain subject to extensive federal government supervision and regulation. Affecting many aspects of the banking business, including permissible activities, lending, investments, payment of dividends, the geographic locations in which banking services can be offered, and numerous other matters, federal supervision and regulation are intended principally to protect depositors, the public, and the deposit insurance funds administered by the FDIC. Protection of shareholders is not a goal of banking regulation.

Applicable statutes, regulations, agency and court interpretations, and agency enforcement policies have undergone significant changes, some retroactively applied, and they could change significantly again. Changes in applicable laws and regulatory policies could adversely affect the banking industry generally or us in particular. The burdens of banking regulation could place banks in general at a competitive disadvantage compared to less regulated competitors. We cannot predict whether any potential legislation will be enacted, and if enacted, the effect that it, or any implemented regulations, would have on our financial condition or results of operations. We are not aware of any current recommendations by regulatory authorities that, if they were to be implemented, would have a material effect on our business.

Government regulation could restrict our ability to pay cash dividends. Dividends from the Bank are our most significant source of cash for payment of dividends to our shareholders. Statutory and regulatory limits could prevent the Bank from paying dividends. We believe that we will be able to continue paying our regular quarterly cash dividend. However, we cannot assure you that the Bank’s profitability will continue to provide sufficient cash to allow us to continue paying our regular quarterly cash dividends.

We could incur liabilities under federal and state environmental laws if we foreclose on commercial properties. A high percentage of the Bank’s loans are secured by real estate. Although many of these loans are residential mortgage loans with little associated environmental risk, some are commercial loans secured by property on which manufacturing and other commercial enterprises are conducted. The Bank has in the past and could again acquire property by foreclosing on loans in default. Under federal and state environmental laws, the Bank could face liability for some or all of the costs of removing hazardous substances, contaminants, or pollutants from properties acquired in this fashion. Although other persons might be primarily responsible for these costs, they might not be financially solvent or they might be unable to bear the full cost of clean up.

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

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation had 2,065,434 common shares outstanding on June 30, 2007 with 654 shareholders of record and an estimated 280 additional beneficial holders whose stock was held in nominee name.

The common shares of Consumers Bancorp, Inc. are traded on the over-the-counter bulletin board. The following quoted market prices reflect inter-dealer prices, without adjustments for retail markups, markdowns, or commissions and may not represent actual transactions. The market prices represent highs and lows reported during the quarterly period.

Quarter Ended	September 30, 2006	December 31, 2006	March 31, 2007	June 30, 2007
High	$13.00	$12.95	$12.75	$12.75
Low	12.25	12.15	12.00	10.40
Cash dividends paid per share	0.05	0.07	0.07	0.07

Quarter Ended	September 30, 2005	December 31, 2005	March 31, 2006	June 30, 2006
High	$17.25	$18.25	$16.65	$15.00
Low	16.50	16.41	14.99	12.00
Cash dividends paid per share	0.09	0.09	0.07	0.07

Management does not have knowledge of the prices paid in all transactions and has not verified the accuracy of those prices that have been reported. Because of the lack of an established market for the Corporation’s common shares, these prices may not reflect the prices at which the common shares would trade in an active market. See Note 1 to the Consolidated Financial Statements for dividend restrictions.

The Corporation has no compensation plans under which equity securities are authorized for issuance. The following table shows the repurchases of the Corporation’s securities that were made during the fourth fiscal quarter of 2007:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
April 1, 2007 – April 30, 2007	—	—	—	24,513
May 1, 2007 – May 31, 2007	24,513	12.25	24,513	—
June 1, 2007 – June 30, 2007	—	—	—	—

	24,513	12.25	24,513	—

The share repurchase plan that was approved by the Board of Directors in June 2006 has been completed. In July 2007 the Board of Directors authorized a new share repurchase program for up to 75,000 shares that can be purchased through June 2008. Repurchases can be made from time-to-time in the open market or through privately negotiated transactions depending on market and/or other conditions. The repurchase program may be suspended or discontinued at any time.

Performance Graph

Set forth below is a line graph comparing the yearly change in the cumulative total shareholder return on Consumers Bancorp’s Common Stock against the cumulative return of the NASDAQ Bank Index and the S&P 500 Index for the five-year period ended June 30, 2007. The total shareholder return assumes a $100 investment in Consumers Bancorp’s Common Stock, the NASDAQ Bank Index and the S&P 500 Index on June 30, 2002 and that all dividends were reinvested.

	2002	2003	2004	2005	2006	2007
CBKM.OB	$100	$100	$103	$78	$62	$50
NASDAQ Banks Index	100	102	121	127	133	131
S&P 500 Index	100	98	115	120	128	152

Historical stock price performance shown on the graph is not necessarily indicative of the future price performance.

ITEM 6—SELECTED FINANCIAL DATA

Five-Year Selected Data

(Dollar amounts in thousands, except per share data)

	June 30, 2007	June 30, 2006	June 30, 2005	June 30, 2004	June 30, 2003
Interest income	$12,338	$11,387	$10,384	$10,066	$11,618
Interest expense	3,912	3,029	1,595	1,554	2,681

Net interest income	8,426	8,358	8,789	8,512	8,937
Provision for loan losses	728	730	122	381	414

Net interest income after provision for loan losses	7,698	7,628	8,667	8,131	8,523
Other income	2,154	2,171	2,298	2,299	2,258
Other expense	8,316	8,353	8,175	7,432	7,621

Income before income taxes	1,536	1,446	2,790	2,998	3,160
Income taxes	273	268	835	915	955

Net income	$1,263	$1,178	$1,955	$2,083	$2,205

Basic earnings per share	$0.60	$0.55	$0.91	$0.97	$1.03
Cash dividends paid per share	$0.26	$0.32	$0.36	$0.34	$0.34
Cash dividends paid	$547	$686	$772	$730	$730
Weighted average number of shares outstanding	2,105,656	2,142,479	2,145,432	2,146,281	2,146,281

Total assets	$201,958	$203,550	$191,180	$186,237	$182,067
Securities available-for-sale	42,133	37,470	24,733	30,141	24,282
Loans	141,447	148,002	149,662	140,145	124,660
Allowance for loan losses	1,381	1,557	1,523	1,753	1,685
Deposits	169,591	167,308	162,499	154,768	157,502
Federal Home Loan Bank advances	2,625	10,790	2,335	6,757	822
Total shareholders’ equity	18,782	19,102	19,297	18,110	17,268

Return on Average Assets	0.63%	0.59%	1.03%	1.13%	1.21%
Return on Average Equity	6.43	6.08	10.24	11.65	13.11
Dividend Payout Ratio	43.31	58.23	39.49	35.05	33.11
Average Equity to Average Assets	9.75	9.64	10.04	9.74	9.23

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share data)

General

The following is management’s analysis of the Corporation’s financial condition and results of operations as of and for the year ended June 30, 2007, compared to prior years. This discussion is designed to provide a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

Overview

Consumers Bancorp, Inc., a bank holding company incorporated under the laws of the State of Ohio, owns all of the issued and outstanding capital stock of Consumers National Bank, a bank chartered under the laws of the United States of America. The Corporation’s activities have been limited primarily to holding the common stock of the Bank. The Bank’s business involves attracting deposits from businesses and individual customers and using such deposits to originate commercial, mortgage and consumer loans in its market area, consisting primarily of Stark, Columbiana, Carroll and contiguous counties in Ohio. The Bank also invests in securities consisting primarily of U.S. government and government agency obligations, municipal obligations, mortgage-backed securities and other securities.

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

Comparison of Results of Operations for the Years Ended June 30, 2007, June 30, 2006 and June 30, 2005

Net Income. Net income increased by $85, or 7.2%, from 2006 to 2007 mainly as a result of an increase in the net interest margin from 4.65% to 4.67% and as a result of a reduction in other expenses. Net income decreased by 39.7% from 2005 to 2006 mainly as a result of an increase in provision expense and by a decrease in the net interest margin as a result of an increase in our cost of funds due to higher market rates affecting the rates paid on borrowings and time deposits.

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

Net interest income for the year of 2007 was $8,426, an increase of $68, or 0.8%, from $8,358 in the year of 2006. The Corporation’s net interest margin for the year ended June 30, 2007 was 4.67%, an increase of 2 basis points from 2006. Interest income for the year of 2007 was $12,338, an increase of $951, or 8.4%, from $11,387 in the year of 2006. This increase was mainly due to an increase in the yield on loans of 61 basis points from 2006 to 2007. The yield on loans was positively impacted as variable rate loans within the portfolio repriced upward to higher market rates. Interest expense for the year of 2007 was $3,912, an increase of $883, or 29.2%, from $3,029 in the year of 2006. This increase was mainly caused by higher market rates affecting the rates paid on time deposits and borrowings.

Net interest income for the year of 2006 was $8,358, a decrease of $431, or 4.9%, from $8,789 in the year of 2005. The Corporation’s net interest margin for the year ended June 30, 2006 was 4.65%, a decrease of 42 basis points from 2005. Interest income on a FTE basis for the year of 2006 was $11,642, an increase of $1,170, or 11.2%, from $10,472 in the year of 2005. This increase was mainly due to a $9,017 increase in the average balance of tax-exempt municipal securities and an increase in the yield on loans of 27 basis points from 2005 to 2006. The yield on loans was positively impacted as variable rate loans within the portfolio repriced upward to higher market rates. Interest expense for the year of 2006 was $3,029, an increase of $1,434, or 89.9%, from $1,595 in the year of 2005. This increase was mainly caused by higher market rates affecting the rates paid on borrowings and time deposits, as well as an increase in average time deposits and FHLB advances outstanding. Time deposits have increased as clients have moved money from lower yielding savings products to take advantage of the higher rates being offered on time deposits. The Corporation’s net interest margin remains higher than most other banks in Ohio due to a higher than average commercial mortgage portfolio and our low cost of funds.

Net Interest Income Year ended June 30,	2007	2006	2005
Net interest income	$8,426	$8,358	$8,789
Taxable equivalent adjustments to net interest	276	255	88

Net interest income, fully taxable equivalent	$8,702	$8,613	$8,877
Net interest margin	4.52%	4.51%	5.02%
Taxable equivalent adjustment	0.15	0.14	0.05

Net interest margin, fully taxable equivalent	4.67%	4.65%	5.07%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS—(continued)

(Dollars in thousands, except per share data)

Three-Year Average Balance Sheet and Net Interest Margin

	2007			2006			2005
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest earning assets:
Taxable securities	$26,450	$1,243	4.70%	$23,480	$976	4.16%	$24,768	$945	3.82%
Nontaxable Securities (1)	14,753	873	5.92	12,790	780	6.10	3,773	217	5.75
Loans receivable (1)	144,187	10,440	7.24	148,986	9,880	6.63	146,255	9,306	6.36
Federal funds sold	1,093	58	5.31	146	6	4.11	221	4	1.81

Total interest earning assets	186,483	12,614	6.76%	185,402	11,642	6.28	175,017	10,472	5.98
Non-interest earning assets	15,066			15,600			15,034

Total assets	$201,549			$201,002			$190,051

Interest bearing liabilities:
NOW	$10,160	$29	0.29%	$11,898	$33	0.28%	$14,413	$78	0.54%
Savings	50,333	448	0.89	52,468	316	0.60	58,407	228	0.39
Time deposits	68,473	2,991	4.37	58,967	1,990	3.37	45,074	1,004	2.23
Short-term borrowings	5,681	186	3.27	5,721	134	2.34	6,176	80	1.30
FHLB advances	5,072	258	5.09	12,431	556	4.47	6,184	205	3.32

Total interest bearing liabilities	139,719	3,912	2.80%	141,485	3,029	2.14	130,254	1,595	1.22

Non-interest bearing liabilities	42,187			40,149			40,707

Total liabilities	181,906			181,634			170,961
Shareholders’ equity	19,643			19,368			19,090

Total liabilities and shareholders’ equity	$201,549			$201,002			$190,051

Net interest income, interest rate spread (1)		$8,702	3.96%		$8,613	4.14%		$8,877	4.76%
Net interest margin (net interest as a percent of average interest earning assets) (1)			4.67%			4.65%			5.07%
Average interest earning assets to interest bearing liabilities			133.47%			131.04%			134.37%

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

INTEREST RATES AND INTEREST DIFFERENTIAL

	2007 Compared to 2006 Increase / (Decrease)			2006 Compared to 2005 Increase / (Decrease)
	Total Change	Change due to Volume	Change due to Rate	Total Change	Change due to Volume	Change due to Rate
	(In thousands)
Interest earning assets:
Taxable securities	$267	$131	$136	$31	$(49)	$80
Nontaxable securities (1)	93	117	(24)	563	519	44
Loans receivable (2)	560	(326)	886	574	174	400
Federal funds sold	52	50	2	2	(1)	3

Total interest income	972	(28)	1,000	1,170	643	527

Interest bearing liabilities:
NOW accounts	(4)	(5)	1	(45)	(14)	(31)
Savings deposits	132	(13)	145	88	(23)	111
Time deposits	1,001	354	647	986	309	677
Short-term borrowings	52	(1)	53	54	(6)	60
FHLB advances	(298)	(366)	68	351	207	144

Total interest expense	883	(31)	914	1,434	473	961

Net interest income	$89	$3	$86	$(264)	$170	$(434)

(1)	Nontaxable income is adjusted to a fully tax equivalent basis utilizing a 34% tax rate.
(2)	Non-accrual loan balances are included for purposes of computing the rate and volume effects although interest on these balances has been excluded.

Provision for Loan Losses. The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable credit losses inherent in the Corporation’s loan portfolio that have been incurred at each balance sheet date. The provision for loan losses was $728 in fiscal year 2007 compared to $730 in fiscal year 2006 and $122 in fiscal year 2005. The $728 provision for loan losses in 2007 mainly resulted from net charge-offs that were taken during the same period. A portion of the net charge-offs were related to a loan that had been specifically allocated for within the allowance for loan loss in a prior period when the probable loss had been identified. The increased provision for loan losses for the twelve month period ended June 30, 2006 resulted from an increase in net charge-offs and an increase in non-performing loans.

Net charge-offs were $904 during fiscal year 2007, compared to $696 for the same period last year. Net charge-offs for 2007 were mainly isolated to one loan relationship within the commercial, financial and agricultural portfolio. A total of $669 was included in net charge-offs for 2007 related to this one loan relationship that was secured by two multi-family rental unit properties. For 2006, $362 of the charge-offs within commercial, financial and agricultural portfolio were related to a single borrower that had loans for several multi-family rental units.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS—(continued)

(Dollars in thousands, except per share data)

Non-performing loans as a percentage of total loans decreased from 2.16% as of June 30, 2006 to 0.68% as of June 30, 2007. The decrease in non-performing loans from June 30, 2006 to June 30, 2007 was primarily related to the foreclosure of a $1.8 million loan relationship that was secured by two multi-family rental unit properties. Upon foreclosure, the properties were transferred into other real estate owned and are currently under purchase agreements for at least the recorded value of the properties; therefore, no further loss on these properties is anticipated.

Other Income. Total other income primarily includes service charges on deposits and other miscellaneous income. Service charges on deposits declined slightly in 2007 to $1,492 from $1,540 and $1,544 for fiscal years ended 2006 and 2005, respectively. This decline was mainly due to a slight decline in overdrawn account fee income. Debit card interchange income increased in 2007 to $317 from $269 and $225 for fiscal years ended 2006 and 2005, respectively due to increased volume. Alternative investment income, which is income from investment banking, advisory, brokerage, and underwriting, increased to $179 in 2007 from $64 in 2006. The alternative investment program expanded in the latter part of 2006 with the addition of an experienced Financial Consultant. This program had an impact on other income in 2007 and we believe it will be an important component of earnings into the future. Other income increased by $25, or 17.0%.

Gains recognized on the sale of securities totaled $24 during 2007 and $66 during 2005. There were no security gains recognized in 2006. A loss of $181 was recognized on other real estate owned, which represents property acquired by the Corporation as a result of foreclosure, or by deed in lieu of foreclosure. Gains of $6 and $136 were recognized on the sale of other real estate owned during 2006 and 2005, respectively.

Other Expenses. Total other expenses were $8,316 for the year ended June 30, 2007, a decrease of $37, or 0.4% from $8,353 for the year ended June 30, 2006, which had increased $178, or 2.2%, from $8,175 for the year ended June 30, 2005.

Salary and employee benefit expenses decreased $26, or 0.6%, during the fiscal year ended June 30, 2007 and increased $380, or 9.6%, during the fiscal year ended June 30, 2006. The increase in 2006 was the result of a full year’s impact of salary and employee benefit expenses related to the management positions that were filled in 2005.

Directors’ fees decreased by $15, or 10.3%, for 2006 from 2005 mainly due to the Directors implementing a voluntary fee reduction plan.

In 2006, professional fees decreased by $213 due to the senior management team now performing services that were previously performed by outside consultants.

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

Other expense totaled $1,752 for the year ended June 30, 2007, an increase of $19, or 1.1%, from $1,733 for the year ended June 30, 2006. Other expense increased by $162 from 2005 to 2006. Contributing to the increase in non-interest expenses during 2006 were fees associated with moving to an imaged environment in the proof department. As a result of the imaged environment, the Corporation is now able to electronically capture images at its branch locations eliminating the need to courier work from each branch to a central location which is expected to result in subsequent savings to the Company.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS—(continued)

(Dollars in thousands, except per share data)

For fiscal year 2008, the Corporation will be required to issue its assertion on internal control over financial reporting and in fiscal year 2009 the Corporation’s independent registered public accounting firm will render its opinion on the internal control over financial reporting. It is anticipated that this will result in additional costs to the organization due to the required certifications and these costs have yet to be determined.

Income Tax Expense. The provision for income taxes totaled $273, $268 and $835 for the years ended June 30, 2007, 2006 and 2005, respectively. The effective tax rates were 17.8%, 18.5% and 29.9%, respectively. The effective tax rate differed from the federal statutory rate principally as a result of tax-exempt income from obligations of states and political subdivisions, loans and earnings on bank owned life insurance.

Financial Condition

Total assets at June 30, 2007 were $201,958 compared to $203,550 at June 30, 2006, a decrease of $1,592, or 0.8%. Loans declined by $6,555, or 4.4%, mainly due to the current competitive environment and securities available-for-sale increased by $4,663, or 12.4%, mainly due to the purchase of mortgage-backed securities.

Securities. The following table sets forth certain information regarding the amortized cost and fair value of the Corporation’s securities at the dates indicated.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2007
U.S. Treasury	$1,000	$—	$(2)	$998
Obligations of government sponsored entities	10,101	—	(209)	9,892
Obligations of state and political subdivisions	15,133	8	(503)	14,638
Mortgage-backed securities	16,068	7	(477)	15,598
Equity securities	1,000	7	—	1,007

Total securities	$43,302	$22	$(1,191)	$42,133

June 30, 2006
U.S. Treasury	$1,000	$—	$(12)	$988
Obligations of government sponsored entities	10,121	—	(355)	9,766
Obligations of state and political subdivisions	14,580	9	(291)	14,298
Mortgage-backed securities	11,977	5	(564)	11,418
Equity securities	1,000	—	—	1,000

Total securities	$38,678	$14	$(1,222)	$37,470

June 30, 2005
U.S. Treasury	$999	$—	$(5)	$994
Obligations of government sponsored entities	5,238	—	(71)	5,167
Obligations of state and political subdivisions	3,638	60	(1)	3,697
Mortgage-backed securities	15,096	20	(241)	14,875

Total securities	$24,971	$80	$(318)	$24,733

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS—(continued)

(Dollars in thousands, except per share data)

The following tables summarize the amounts and distribution of the Corporation’s securities held and the weighted average yields as of June 30, 2007:

	Amortized Cost	Fair Value	Average Yield / Cost
AVAILABLE-FOR-SALE
U.S. Treasury:
Over 3 months through 1 year	$1,000	$998	4.31%

Total U.S. Treasury	1,000	998	4.31
Obligations of government sponsored entities:
Over 3 months through 1 year	—	—	—
Over 1 year through 5 years	4,241	4,140	3.80
Over 5 years through 10 years	4,397	4,322	5.42
Over 10 years	1,463	1,430	5.49

Total obligations of government sponsored entities	10,101	9,892	4.76
Obligations of state and political subdivisions:
Over 3 months through 1 year	745	744	6.04
Over 1 year through 5 years	874	871	5.64
Over 5 years through 10 years	5,552	5,358	6.10
Over 10 years	7,962	7,665	6.29

Total obligations of state and political subdivisions	15,133	14,638	6.18
Mortgage-backed securities:
3 months or less	—	—	—
Over 3 months through 1 year	977	967	3.81
Over 1 year through 5 years	11,043	10,709	4.48
Over 5 years through 10 years	4,048	3,922	5.47

Total mortgage-backed securities	16,068	15,598	4.74
Equity securities	1,000	1,007	6.50

Total securities	$43,302	$42,133	5.13%

The weighted average interest rates are based on coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount. The weighted average yield on tax-exempt obligations has been calculated on a tax equivalent basis. Average yields are based on amortized cost balances.

At June 30, 2007, available for sale securities included municipal securities issued by Farmersville Texas school district that are insured by Permanent School Fund Guarantee with an aggregate book value of $2,175, or 11.6%, of shareholders’ equity. Other than this issuance, there were no other holdings of securities of any one issuer, other than the U.S. government and its agencies and corporations, with an aggregate book value which exceeds 10% of shareholders’ equity.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS—(continued)

(Dollars in thousands, except per share data)

Loans. Major classifications of loans were as follows as of June 30:

	2007	2006	2005	2004	2003
Real estate—mortgage	$50,988	$53,596	$61,936	$65,242	$57,497
Real estate—construction	2,184	1,720	4,648	3,945	669
Commercial, financial and agricultural	82,075	86,397	75,815	64,362	58,484
Installment loans to individuals	6,200	6,289	7,263	6,596	8,240

Total Loans	$141,447	$148,002	$149,662	$140,145	$124,890

The following is a schedule of contractual maturities and repayments of real estate construction, commercial, financial and agricultural loans, as of June 30, 2007:

Due in one year or less	$8,064
Due after one year but within five years	8,252
Due after five years	67,943

Total	$84,259

The following is a schedule of fixed and variable rate real estate construction, commercial, financial and agricultural loans due after one year (variable rate loans are those loans with floating or adjustable interest rates) as of June 30, 2007:

	Fixed Interest Rates	Variable Interest Rates
Total real estate construction, commercial, financial and agricultural loans due after one year	$18,877	$57,318

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

Properties acquired by the Corporation as a result of foreclosure, or by deed in lieu of foreclosure, are classified as “other real estate owned” until such time as they are or otherwise disposed. As of June 30, 2007, there was $1,478 of properties classified as other real estate owned. Subsequent to year-end, all of the properties

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS—(continued)

(Dollars in thousands, except per share data)

within other real estate owned are under purchase agreements for at least the recorded value of the properties; therefore, no further loss on these properties is anticipated. Non-performing loans are either in the process of foreclosure or efforts are being made to work with the borrower to bring the loan current.

The following schedule summarizes non-accrual, past due, and impaired loans for the years ended June 30:

	2007	2006	2005	2004	2003
Non-accrual loans	$886	$3,198	$1,807	$2,092	$1,050
Accrual loans past due 90 days	73	—	190	178	39

Total non-performing loans	$959	$3,198	$1,997	$2,270	$1,089
Other real estate owned	1,478	749	524	585	35

Total non-performing assets	$2,437	$3,947	$2,521	$2,855	$1,124

Impaired Loans	$706	$2,803	$1,096	$797	$505

There were no restructured loans for the periods presented.

Potential Problem Loans. There were no loans, not otherwise identified above, included on management’s watch or troubled loan lists that management has serious doubts as to the ability of such borrowers to comply with the loan repayment terms. Management’s watch and troubled loan lists includes both loans which management has some doubt as to the borrowers’ ability to comply with the present repayment terms and loans which management is actively monitoring due to changes in the borrowers financial condition. These loans and their potential loss exposure have been considered in management’s analysis of the adequacy of the allowance for loan losses.

The following table summarizes the Corporation’s loan loss experience, and provides a breakdown of the charge-off, recovery and other activity for the years ended June 30:

	2007	2006	2005	2004	2003
Allowance for loan losses at beginning of year	$1,557	$1,523	$1,753	$1,685	$1,668
Loans charged off:
Real estate mortgage	91	209	—	84	56
Real estate construction	—	—	—	—	—
Commercial, financial and agricultural	794	447	344	86	32
Installment loans to individuals	152	168	161	283	515

Total charge offs	1,037	824	505	453	603
Recoveries:
Real estate mortgage	1	12	6	17	29
Real estate construction	—	—	—	—	—
Commercial, financial and agricultural	34	7	43	7	16
Installment loans to individuals	98	109	104	116	161

Total recoveries	133	128	153	140	206

Net charge offs	904	696	352	313	397
Provision for loan losses charged to operations	728	730	122	381	414

Allowance for loan losses at end of year	$1,381	$1,557	$1,523	$1,753	$1,685

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS—(continued)

(Dollars in thousands, except per share data)

The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios:

	Allocation of the Allowance for Loan Losses
	Allowance Amount	% of Loan Type to Total Loans	Allowance Amount	% of Loan Type to Total Loans
	June 30, 2007		June 30, 2006
Commercial, financial and agricultural	$961	58.0%	$1,124	58.4%
Installment loans to individuals	96	4.4	156	4.2
Real estate	324	37.6	277	37.4
Unallocated	—	—	—	—

Total	$1,381	100.0%	$1,557	100.0%

	Allocation of the Allowance for Loan Losses
	Allowance Amount	% of Loan Type to Total Loans	Allowance Amount	% of Loan Type to Total Loans
	June 30, 2005		June 30, 2004
Commercial, financial and agricultural	$662	50.7%	$639	46.0%
Installment loans to individuals	173	4.8	272	4.7
Real estate	580	44.5	676	49.3
Unallocated	108	—	166	—

Total	$1,523	100.0%	$1,753	100.0%

	June 30, 2003
Commercial, financial and agricultural	$681	46.8%
Installment loans to individuals	596	6.6
Real estate	302	46.6
Unallocated	106	—

Total	$1,685	100.0%

While management’s periodic analysis of the adequacy of the allowance for loan loss may allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-off that may occur. During 2006, the 2005 unallocated portion of the allowance for loan losses was allocated within the allowance for loan losses to the various loan types.

Funding Sources. Total deposits increased $2,283, or 1.4%, from $167,308 at June 30, 2006 to $169,591 at June 30, 2007. Non-interest bearing deposits increased $301, or 0.7%, from June 30, 2006 to June 30, 2007, while interest-bearing checking balances decreased $70, or 0.7%, for the same period. Time deposits increased $3,621, or 5.6%, and savings deposits decreased $1,569, or 3.1%, as customers took advantage of the higher rates being offered on time deposits.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS—(continued)

(Dollars in thousands, except per share data)

The following is a schedule of average deposit amounts and average rates paid on each category for the periods included:

	Years Ended June 30,
	2007		2006		2005
	Amount	Rate	Amount	Rate	Amount	Rate
Non-interest bearing demand deposit	$41,058	—	$39,005	—	$40,707	—
Interest bearing demand deposit	10,160	0.29%	11,898	0.28%	14,413	0.54%
Savings	50,333	0.89	52,468	0.60	58,407	0.39
Certificates and other time deposits	68,473	4.37	58,967	3.37	45,074	2.23

Total	$170,024	2.04%	$162,338	1.44%	$158,601	0.83%

The following table summarizes time deposits issued in amounts of $100 or more as of June 30, 2007 by time remaining until maturity:

Maturing in:
Under 3 months	$4,476
Over 3 to 6 months	8,455
Over 6 to 12 months	4,363
Over 12 months	2,678

Total	$19,972

See Note 7—Short-Term Borrowings to the Consolidated Financial Statements, for information concerning short-term borrowings.

Shareholders’ equity. Total shareholders’ equity decreased by $320 from $19,102 at June 30, 2006 to $18,782 at June 30, 2007. The decrease was primarily due to cash dividends paid and an increase in treasury stock of $932. These decreases were partially offset by net income of $1,263 for the current fiscal year.

The share repurchase plan that was approved by the Board of Directors in June 2006 has been completed. As was previously disclosed, in July 2007 the Board of Directors authorized a new share repurchase program for up to 75,000 shares that can be purchased through June 2008. Repurchases can be made from time-to-time in the open market or through privately negotiated transactions depending on market and/or other conditions. The repurchase program may be suspended or discontinued at any time.

Liquidity

Management considers the asset position of the Bank to be sufficiently liquid to meet normal operating needs and conditions. The Bank’s earning assets are divided primarily between loans and available-for-sale securities, with any excess funds placed in federal funds sold on a daily basis.

The Bank groups its loan portfolio into three major categories: real estate loans; commercial, financial and agricultural loans; and consumer loans. The Bank’s real estate loan portfolio consists of three basic segments: conventional mortgage loans having fixed rates for terms not longer than fifteen years, variable rate home equity line of credit loans and fixed rate loans having maturity or renewal dates that are less than the scheduled amortization period. Real estate loan growth has declined the last two years as competition has increased significantly in the Bank’s market for these types of loans, both from local and national lenders. Commercial,

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS—(continued)

(Dollars in thousands, except per share data)

financial and agricultural loans are comprised of both variable rate notes subject to interest rate changes based on the prime rate and fixed rate notes having maturities of generally not greater than five years. Personal loans offered by the Bank are generally written for periods of up to five years, based on the nature of the collateral. These may be either installment loans having regular monthly payments or demand type loans for short periods of time.

Funds not allocated to the Bank’s loan portfolio are invested in various securities having diverse maturity schedules. The majority of the Bank’s securities are held in obligations of U.S. Government sponsored entities, mortgage-backed securities, and investments in tax free municipal bonds.

The Bank offers several forms of deposit products to its customers. The rates offered by the Bank and the fees charged for them are competitive with others available currently in the market area. Time deposit interest rates have increased during the year. Rates continue to come under competitive pressures in the Bank’s market area as financial institutions attempt to attract and keep new deposits to fund growth. Compared to our peers, the Corporation’s cost of funds still remains at a relatively low level at 2.80%.

Jumbo time deposits (those with balances of $100 and over) increased from $19,565 at June 30, 2006 to $19,972 at June 30, 2007. These deposits are monitored closely by the Bank and typically priced on an individual basis. When these deposits are from a municipality, certain bank-owned securities are pledged to guarantee the safety of these public fund deposits as required by Ohio law. The Corporation has the option to use a fee paid broker to obtain deposits from outside its normal service area as an additional source of funding. However, these deposits are not relied upon as a primary source of funding and the Bank can foresee no dependence on these types of deposits in the near term.

The net interest margin is monitored monthly. It is the Bank’s goal to maintain the net interest margin at 4.0% or greater. The net interest margin on a tax equivalent basis for 2007 was 4.67% as compared to 4.65% for 2006 and 5.07% in 2005.

Capital Resources

At June 30, 2007, management believes the Bank complied with all regulatory capital requirements. Based on the Bank’s computed regulatory capital ratios, the Office of the Comptroller of the Currency has determined the Bank to be well capitalized under the Federal Deposit Insurance Act as of its latest exam date. The Bank’s actual and required capital amounts are disclosed in Note 11 of the consolidated financial statements. Management is not aware of any matters occurring subsequent to that exam that would cause the Bank’s capital category to change.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS—(continued)

(Dollars in thousands, except per share data)

Quantitative and Qualitative Disclosures about Market Risk

The Bank measures interest-rate risk from the perspectives of earnings at risk and value at risk. The primary purpose of both the loan and securities portfolios is the generation of income. Credit risk is the principal focus of risk analysis in the loan portfolio, while interest-rate risk is the principal focus in the securities portfolio. The securities portfolio is the vehicle used to manage both interest-rate and liquidity risk. The Bank monitors interest rate risk position using simulation analysis of net interest income and net income over a two-year period. The Bank also calculates the effect of an instantaneous change in market interest rates on the economic value of equity or net portfolio value. Once these analyses are complete, management reviews the results, with an emphasis on the income-simulation results for purposes of managing interest-rate risk. The rate sensitivity position is managed to avoid wide swings in net interest margins. Measurement and identification of current and potential interest rate risk exposures is conducted quarterly, with reporting and monitoring also occurring quarterly. The Bank applies interest rate shocks to its financial instruments up and down 50, 100, 200, and 300 basis points. The projected volatility of net interest income to a +200 and -100 basis points change for all quarterly models during 2007 and 2006 fell within the Board of Directors guidelines for net interest income change.

The following table presents an analysis of the potential sensitivity of the Bank’s annual net interest income and present value of the Bank’s financial instruments to sudden and sustained increase or decrease of 100 and 200 basis points change in market interest rates:

	2007	Guidelines	2006	Guidelines
One Year Net Interest Income Change
+200 Basis Points	(1.6)%	>-20.0%	(1.7)%	>-16%
+100 Basis Points	(0.7)%	>-12.5%	(0.9)%	>-8%
-100 Basis Points	0.6%	>-12.5%	1.4%	>-8%
-200 Basis Points	1.2%	>-20.0%	2.4%	>-16%
Net Present Value of Equity Change
+200 Basis Points	(14.3)%	>-25.0%	(13.7)%	>-20%
+100 Basis Points	(6.2)%	>-20.0%	(5.6)%	>-20%
-100 Basis Points	(1.2)%	>-20.0%	(0.6)%	>-20%
-200 Basis Points	(5.6)%	>-25.0%	(3.4)%	>-20%

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS—(continued)

(Dollars in thousands, except per share data)

Contractual Obligations, Commitments and Contingent Liabilities

The following table presents, as of June 30, 2007, the Corporation’s significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	Note Reference	2008	2009	2010	2011	2012	Thereafter	Total
Certificates of deposit	6	$60,720	$5,909	$1,188	$469	$7	$36	$68,329
Short-term borrowings	7	9,330	—	—	—	—	—	9,330
Federal Home Loan Advances	8	1,530	234	201	131	89	440	2,625
Salary continuation plan	9	16	16	16	16	16	641	721
Operating leases	4	112	112	95	35	33	112	499
Deposits without maturity		—	—	—	—	—	—	101,262

Note 12 to the Consolidated Financial Statements discusses in greater detail other commitments and contingencies and the various obligations that exist under those agreements. These commitments and contingencies consist primarily of commitments to extend credit to borrowers under lines of credit.

Off-Balance Sheet Arrangements

At June 30, 2007, the Corporation had no unconsolidated, related special purpose entities, nor did the Corporation engage in derivatives and hedging contracts, such as interest rate swaps, which may expose the Corporation to liabilities greater than the amounts recorded on the consolidated balance sheet. The Corporation’s investment policy prohibits engaging in derivative contracts for speculative trading purposes; however, in the future, the Corporation may pursue certain contracts, such as interest rate swaps, in an effort to execute a sound and defensive interest rate risk management policy.

ITEM 7A—QUANTITATIVE AND QUALIT ATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this section appears under the caption “Quantitative and Qualitative Disclosures about Market Risk” located in Item 7 on page 24 of this Report.

ITEM 8—FINANCIAL STAT EMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Consumers Bancorp, Inc.

Minerva, Ohio

We have audited the accompanying consolidated balance sheets of Consumers Bancorp, Inc. as of June 30, 2007 and 2006 and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Consumers Bancorp, Inc. as of June 30, 2007 and 2006 and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2007, in conformity with U. S. generally accepted accounting principles.

As discussed in Note 1, the Company adopted Staff Accounting Bulletin 108, “Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements” and accordingly adjusted assets and liabilities at the beginning of fiscal 2007 with an offsetting adjustment to the opening balance of retained earnings.

/s/ Crowe Chizek and Company LLC

Crowe Chizek and Company LLC

Columbus, Ohio

August 28, 2007

CONSUMERS BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

As of June 30, 2007 and 2006

(Dollar amounts in thousands, except per share data)

	2007	2006
ASSETS:
Cash and cash equivalents	$5,558	$5,941
Securities, available-for-sale	42,133	37,470
Federal bank and agency stocks, at cost	1,146	1,118
Total loans	141,447	148,002
Less allowance for loan losses	(1,381)	(1,557)

Net loans	140,066	146,445
Cash surrender value of life insurance	4,290	4,139
Premises and equipment, net	4,273	4,648
Intangible assets, net	733	894
Other real estate owned	1,478	749
Accrued interest receivable and other assets	2,281	2,146

Total assets	$201,958	$203,550

LIABILITIES:
Deposits:
Non-interest bearing demand	$42,170	$41,869
Interest bearing demand	10,086	10,156
Savings	49,006	50,575
Time	68,329	64,708

Total deposits	169,591	167,308
Short-term borrowings	9,330	5,049
Federal Home Loan Bank advances	2,625	10,790
Accrued interest payable and other liabilities	1,630	1,301

Total liabilities	183,176	184,448
Commitments and contingent liabilities	—	—

SHAREHOLDERS’ EQUITY:
Common shares, no par value; 2,500,000 shares authorized; 2,160,000 shares issued	4,869	4,869
Retained earnings	15,920	15,333
Treasury stock, at cost (94,566 and 19,566 common shares at June 30, 2007 and 2006, respectively)	(1,235)	(303)
Accumulated other comprehensive loss	(772)	(797)

Total shareholders’ equity	18,782	19,102

Total liabilities and shareholders’ equity	$201,958	$203,550

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

Years Ended June 30, 2007, 2006 and 2005

(Dollar amounts in thousands, except per share data)

	2007	2006	2005
Interest income:
Loans, including fees	$10,421	$9,865	$9,288
Federal funds sold	58	6	4
Securities:
Taxable	1,243	976	945
Tax-exempt	616	540	147

Total interest income	12,338	11,387	10,384

Interest expense:
Deposits	3,468	2,339	1,310
Federal Home Loan Bank advances	258	556	205
Short-term borrowings	186	134	80

Total interest expense	3,912	3,029	1,595

Net interest income	8,426	8,358	8,789
Provision for loan losses	728	730	122

Net interest income after provision for loan losses	7,698	7,628	8,667

Other income:
Service charges on deposit accounts	1,492	1,540	1,544
Debit card interchange income	317	269	225
Securities gains, net	24	—	66
Gain (loss) on other real estate owned	(181)	6	136
Bank owned life insurance income	151	145	152
Alternative investment income	179	64	16
Other	172	147	159

Total other income	2,154	2,171	2,298

Other expenses:
Salaries and employee benefits	4,296	4,322	3,942
Occupancy	1,129	1,107	1,135
Directors’ fees	128	130	145
Professional fees	252	218	431
Franchise taxes	167	193	228
Printing and supplies	165	230	173
Amortization of intangible	161	161	161
Telephone and communications	213	251	206
Asset impairment/disposal, net	3	8	167
Other real estate owned	50	—	16
Other	1,752	1,733	1,571

Total other expenses	8,316	8,353	8,175

Income before income taxes	1,536	1,446	2,790
Income tax expense	273	268	835

Net income	$1,263	$1,178	$1,955

Basic earnings per share	$0.60	$0.55	$0.91

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended June 30, 2007, 2006 and 2005

(Dollar amounts in thousands, except per share data)

	Common Shares	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, June 30, 2004	$4,869	$13,658	$(204)	$(213)	$18,110
Comprehensive Income:
Net income		1,955			1,955
Other comprehensive income				56	56

Total comprehensive income					2,011
Cash dividends declared ($0.36 per share)		(772)			(772)
Purchase of 2,837 treasury shares			(52)		(52)

Balance, June 30, 2005	4,869	14,841	(256)	(157)	19,297
Comprehensive Income:
Net income		1,178			1,178
Other comprehensive income (loss)				(640)	(640)

Total comprehensive income					538
Cash dividends declared ($0.32 per share)		(686)			(686)
Purchase of 3,010 treasury shares			(47)		(47)

Balance, June 30, 2006	4,869	15,333	(303)	(797)	19,102
Adjustment to apply SAB 108 (See Note 1)		(129)			(129)
Comprehensive Income:
Net income		1,263			1,263
Other comprehensive income				25	25

Total comprehensive income					1,288
Cash dividends declared ($0.26 per share)		(547)			(547)
Purchase of 75,000 treasury shares			(932)		(932)

Balance, June 30, 2007	$4,869	$15,920	$(1,235)	$(772)	$18,782

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30, 2007, 2006 and 2005

(Dollar amounts in thousands, except per share data)

	2007	2006	2005
Cash flows from operating activities:
Net income	$1,263	$1,178	$1,955
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	568	580	645
Securities amortization, net	7	66	117
Provision for loan losses	728	730	122
Loss on disposal/impairment of premises	3	8	167
(Gain) loss on sale of other real estate	181	(6)	(136)
Deferred income taxes	(110)	9	80
Gain on sale of securities	(24)	—	(66)
Stock dividend on FHLB stock	(28)	(52)	(47)
Intangible amortization	161	161	161
Change in:
Cash surrender value of life insurance	(151)	(145)	(152)
Accrued interest receivable	(164)	(228)	44
Accrued interest payable	(75)	79	84
Other assets and other liabilities	401	(59)	(563)

Net cash flows from operating activities	2,760	2,321	2,411

Cash flows from investing activities:
Securities available-for-sale
Purchases	(11,042)	(18,157)	(2,551)
Sales	1,922	—	2,536
Maturities and principal pay downs	4,512	4,384	5,303
Net decrease in Federal funds sold	—	—	210
Net (increase) decrease in loans	4,448	11	(10,314)
Acquisition of premises and equipment	(198)	(869)	(620)
Proceeds from sale/disposal of premises	2	14	48
Proceeds from sale of other real estate owned	293	734	642

Net cash flows from investing activities	(63)	(13,883)	(4,746)

Cash flows from financing activities:
Net increase in deposit accounts	2,283	4,809	7,731
Proceeds from FHLB advances	1,250	9,080	—
Repayments of FHLB advances	(9,415)	(625)	(4,422)
Change in short-term borrowings	4,281	(997)	590
Dividends paid	(547)	(686)	(772)
Purchase of treasury stock	(932)	(47)	(52)

Net cash flows from financing activities	(3,080)	11,534	3,075

Change in cash and cash equivalents	(383)	(28)	740
Cash and cash equivalents, beginning of year	5,941	5,969	5,229

Cash and cash equivalents, end of year	$5,558	$5,941	$5,969

Supplemental noncash disclosures:
Transfers from loans to repossessed assets	$1,203	$953	$445
Adjustment to Apply SAB 108 (see Note 1)	(129)	—	—

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007, 2006 and 2005

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

Cash Reserves: The Bank is required by the Federal Reserve to maintain reserves consisting of cash on hand and non-interest bearing balances on deposit with the Federal Reserve Bank. The required reserve balance at June 30, 2007 and 2006 was $1,724 and $1,536, respectively.

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

CONSUMERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2007, 2006 and 2005

(Dollar amounts in thousands, except per share data)

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

Cash Surrender Value of Life Insurance: The Bank has purchased single-premium life insurance policies to insure the lives of current and former participants in the salary continuation plan. As of June 30, 2007, the Bank had policies with total death benefits of $9,972 and total cash surrender values of $4,290. As of June 30, 2006, the Bank had policies with total death benefits of $9,881 and total cash surrender values of $4,139. The amount included in income (net of policy commissions and mortality costs) was $151, $145 and $152 for the years ended June 30, 2007, 2006 and 2005, respectively.

Premises and Equipment: Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed primarily using the straight-line method over the estimated useful life of the owned asset and, for leasehold improvements, generally over the lesser of the remaining term of the lease facility or the estimated economic life of the improvement. Useful lives range from three years for software to thirty-nine and one-half years for buildings.

Intangible Assets: Core deposit intangible is recorded at cost and is amortized over an estimated life of 12 years on a straight line method. Intangibles are assessed annually for impairment and written down as necessary.

CONSUMERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2007, 2006 and 2005

(Dollar amounts in thousands, except per share data)

Long-term Assets: Premises and equipment, core deposit and other intangible assets and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

Other Real Estate Owned: Real estate properties acquired through, or in lieu of, loan foreclosure are initially recorded at fair value less costs to sell at the date of acquisition. Any reduction to fair value from the carrying value of the related loan at the time of acquisition is accounted for as a loan loss. After acquisition, a valuation allowance reduces the reported amount to the lower of the initial amount or fair value less costs to sell. Expenses, gains and losses on disposition, and changes in the valuation allowance are reported as a charge to income. Other real estate owned was $1,478 at June 30, 2007 and $749 at June 30, 2006.

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

Earnings and Dividends Declared per Share: Earnings per common share are computed based on the weighted average common shares outstanding. The weighted average number of common shares outstanding was 2,105,656; 2,142,479 and 2,145,432 for the years ended June 30, 2007, 2006 and 2005, respectively. The Corporation’s capital structure contains no dilutive securities.

Statement of Cash Flows: For purposes of reporting cash flows, cash and cash equivalents include the Corporation’s cash on hand and due from banks. The Corporation reports net cash flows for customer loan, deposit, Federal Funds sold or purchased, and repurchase agreement transactions. The Bank paid $3,987, $2,950 and $1,511 in interest and $225, $300, and $1,020 in income taxes for the years ended June 30, 2007, 2006 and 2005, respectively.

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

CONSUMERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2007, 2006 and 2005

(Dollar amounts in thousands, except per share data)

factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Dividend Restrictions: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the holding company or by the holding company to shareholders. As of June 30, 2007 the Bank could, without prior approval, declare a dividend of approximately $366.

Adoption of New Accounting Standards: In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which is effective for fiscal years ending on or after November 15, 2006. SAB No. 108 provides guidance on how the effects of prior-year uncorrected financial statement misstatements should be considered in quantifying a current year misstatement. SAB No.108 requires public companies to quantify misstatements using both an income statement (rollover) and balance sheet (iron curtain) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior years errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. Adjustments considered immaterial in prior years under the method previously used, but now considered material under the dual approach required by SAB No. 108, are to be recorded upon initial adoption of SAB No. 108. The amount so recorded is shown as a cumulative effect adjustment in opening retained earnings as of July 1, 2006. Included in this cumulative effect adjustment are the following items and amounts:

Vacation accrual: The Corporation under accrued vacation expense over several prior years. The annual under accrual that occurred in prior periods was insignificant to any given prior period’s earnings. The accumulation of these annual under accruals totaled $129, net of tax, as of July 1, 2006.

In July 2006, the Financial Accounting Standards Board (“FASB”) released Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” This Interpretation revises the recognition tests for tax positions taken in tax returns such that a tax benefit is recorded only when it is more likely than not that the tax position will be allowed upon examination by taxing authorities. The amount of such a tax benefit to record is the largest amount that is more likely than not to be allowed. Any reduction in deferred tax assets or increase in tax liabilities upon adoption will correspondingly reduce retained earnings. The Corporation has evaluated this new statement and determined it will not have a material effect on the financial statements when adopted in future years.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. SFAS No. 158 requires an employer to (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, (b) measure a plan’s assets and its obligations that determine its funded status at the end of the employer’s fiscal year and (c) recognize changes in the funded status of a defined postretirement plan in the year in which the changes occur. Those changes will be reported in the comprehensive income of a business entity. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for publicly traded companies. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal

CONSUMERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2007, 2006 and 2005

(Dollar amounts in thousands, except per share data)

years ending after December 15, 2008. The adoption of SFAS No. 158 does not have a material effect on the Corporation’s statement of financial position at June 30, 2007 nor on the Corporation’s comprehensive income for the twelve months ended June 30, 2007.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Management has not completed its evaluation of the impact of adoption of this standard.

In July 2006, the Emerging Issues Task Force (“EITF”) of FASB issued a draft abstract for EITF Issue No. 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangement.” This draft abstract from EITF reached a consensus that for an endorsement split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The Task Force concluded that a liability for the benefit obligation under SFAS No. 106 has not been settled through the purchase of an endorsement type life insurance policy. In September 2006, FASB agreed to ratify the consensus reached in EITF Issue No. 06-04. This new accounting standard will be effective for fiscal years beginning after December 15, 2007. At June 30, 2007, the Corporation owned $4,290 of bank owned life insurance. However, these life insurance policies are not subject to endorsement split-dollar life insurance arrangements. Therefore, management does not expect the adoption of EITF Issue No. 06-4 to have a material impact on the Corporation’s financial statements.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance). This issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the issue discusses whether the cash surrender value should be discounted when the policyholder is contractually limited in its ability to surrender a policy. This issue is effective for fiscal years beginning after December 15, 2006. The Corporation does not believe the adoption of this issue will have a material impact on the financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Assets and Financial Liabilities. This statement allows entities the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities. Subsequent changes in fair value of the financial assets and liabilities would be recognized in earnings when they occur. This pronouncement also establishes certain additional disclosure requirements. It is effective as of the beginning of the first fiscal year beginning after November 15, 2007 and early adoption is permitted. If the Corporation adopts this pronouncement early, it would be effective July 1, 2007, otherwise it would become effective July 1, 2008. At the present time, the Corporation has not determined if it will elect early adoption, to what assets and liabilities it would apply to the provisions of the statement and what impact it would have on the Corporation’s consolidated financial statements.

Reclassifications: Certain reclassifications have been made to the June 30, 2006 and 2005 financial statements to be comparable to the June 30, 2007 presentation.

CONSUMERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2007, 2006 and 2005

(Dollar amounts in thousands, except per share data)

NOTE 2—SECURITIES

The following table sets forth certain information regarding the amortized cost and fair value of the Corporation’s securities at the dates indicated.

Description of Securities	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
June 30, 2007
U.S. Treasury	$998	$—	$(2)
Obligations of government sponsored entities	9,892	—	(209)
Obligations of state and political subdivisions	14,638	8	(503)
Mortgage-backed securities	15,598	7	(477)
Equity securities	1,007	7	—

Total securities	$42,133	$22	$(1,191)

June 30, 2006
U.S. Treasury	$988	$—	$(12)
Obligations of government sponsored entities	9,766	—	(355)
Obligations of state and political subdivisions	14,298	9	(291)
Mortgage-backed securities	11,418	5	(564)
Equity securities	1,000	—	—

Total securities	$37,470	$14	$(1,222)

Securities with a carrying value of approximately $26,145 and $21,246 were pledged at June 30, 2007 and 2006, respectively, to secure public deposits and commitments as required or permitted by law.

Proceeds from sales of all equity and debt securities during 2007 and 2005 were $1,922 and $2,536, respectively. Gross gains were $24 and $66 with no losses recognized during 2007 and 2005, respectively. There were no sales of equity or debt securities during 2006.

CONSUMERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2007, 2006 and 2005

(Dollar amounts in thousands, except per share data)

Securities with unrealized losses at June 30, 2007 and 2006, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or more		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2007
U.S. Treasury	$—	$—	$998	$(2)	$998	$(2)
Obligations of government sponsored entities	5,752	(107)	4,140	(102)	9,892	(209)
Obligations of states and political subdivisions	12,569	(477)	1,191	(26)	13,760	(503)
Mortgage-backed securities	6,706	(160)	8,721	(317)	15,427	(477)

Total temporarily impaired	$25,027	$(744)	$15,050	$(447)	$40,077	$(1,191)

June 30, 2006
U.S. Treasury	$988	$(12)	$—	$—	$988	$(12)
Obligations of government sponsored entities	4,720	(161)	5,046	(194)	9,766	(355)
Obligations of states and political subdivisions	12,828	(276)	312	(15)	13,140	(291)
Mortgage-backed securities	863	(10)	10,353	(554)	11,216	(564)

Total temporarily impaired	$19,399	$(459)	$15,711	$(763)	$35,110	$(1,222)

Unrealized losses on securities have not been recognized into income because the issuer(s) of the securities are of high credit quality and the decline in fair value is primarily due to changes in interest rates. Management has the ability and intent to hold these securities for the foreseeable future. The fair value is expected to recover as the securities approach their maturity dates.

The fair values of debt securities available-for-sale at June 30, 2007 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

Fair Value
Due in one year or less	$1,742
Due after one year through five years	5,011
Due after five years through ten years	9,680
Due after ten years	9,095

Total	25,528
Mortgage-backed securities	15,598
Equity securities	1,007

Total	$42,133

CONSUMERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2007, 2006 and 2005

(Dollar amounts in thousands, except per share data)

NOTE 3—LOANS

Major classifications of loans were as follows as of June 30:

	2007	2006
Real estate—mortgage	$51,022	$53,630
Real estate—construction	2,184	1,720
Commercial, financial and agricultural	82,286	86,621
Installment loans to individuals	6,200	6,289

	141,692	148,260
Deferred loan fees and costs	(245)	(258)
Allowance for loan losses	(1,381)	(1,557)

Net loans	$140,066	$146,445

The changes in the allowance for loan losses consists of the following for the years ended June 30:

	2007	2006	2005
Balance at beginning of year	$1,557	$1,523	$1,753
Provision	728	730	122
Charge-offs	(1,037)	(824)	(505)
Recoveries	133	128	153

Balance at end of year	$1,381	$1,557	$1,523

Impaired loans were as follows as of June 30:

	2007	2006
Total impaired loans	$706	$2,803
Amount of allowance for loan losses allocated	136	393

As of June 30, 2007, all impaired loans had a specific allowance for loan loss allocation:

	2007	2006	2005
Average of impaired loans during the year	$2,115	$1,707	$1,190
Interest income recognized during impairment	53	3	7
Cash-basis interest income recognized	53	3	—

Nonperforming loans were as follows:

	2007	2006
Loans past due over 90 days and still accruing	$73	$—
Loans on non-accrual	886	3,198
Increase in interest income if loans had been on accrual	98	157

CONSUMERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2007, 2006 and 2005

(Dollar amounts in thousands, except per share data)

The Bank has granted loans to certain of its executive officers, directors and their affiliates. A summary of activity during the year ended June 30, 2007 of related party loans were as follows:

2007
Principal balance at beginning of year	$1,425
New loans	235
Reclassification	400
Repayments	(289)

Principal balance at end of year	$1,771

NOTE 4—PREMISES AND EQUIPMENT

Major classifications of premises and equipment were as follows as of June 30:

	2007	2006
Land	$953	$953
Land improvements	324	311
Building and leasehold improvements	3,296	3,287
Furniture, fixture and equipment	5,258	5,186

Total premises and equipment	9,831	9,737
Accumulated depreciation and amortization	(5,558)	(5,089)

Premises and equipment, net	$4,273	$4,648

Depreciation was $568, $580 and $645 for the years ended June 30, 2007, 2006 and 2005, respectively.

The Corporation is obligated under non-cancelable operating leases for facilities and equipment. The approximate minimum annual rentals and commitments under these non-cancelable agreements and leases with remaining terms in excess of one year are as follows:

2008	$112
2009	112
2010	95
2011	35
2012	33
Thereafter	112

$499

Rent expense incurred during the fiscal years ended June 30, 2007, 2006 and 2005 were $96, $81 and $58, respectively.

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

CONSUMERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2007, 2006 and 2005

(Dollar amounts in thousands, except per share data)

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

NOTE 5—INTANGIBLE ASSETS

The following summarizes the original balance and accumulated amortization of core deposit intangible assets at June 30, 2007 and 2006:

	2007	2006
Original balance	$1,927	$1,927
Less: accumulated amortization	1,194	1,033

Net balance, June 30	$733	$894

Amortization expense for the years ended June 30, 2007, 2006 and 2005 was $161 for each year. Amortization expense is estimated to be $161 for each of the next four years and $89 in year five.

NOTE 6—DEPOSITS

The aggregate amount of time deposits, each with a minimum denomination of $100, was $19,972 and $19,565 as of June 30, 2007 and 2006, respectively.

Scheduled maturities of time deposits at June 30, 2007 were as follows:

2008	$60,720
2009	5,909
2010	1,188
2011	469
2012	7
Thereafter	36

$68,329

Related party deposits totaled $2,610 as of June 30, 2007 and $1,488 as of June 30, 2006.

CONSUMERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2007, 2006 and 2005

(Dollar amounts in thousands, except per share data)

NOTE 7—SHORT-TERM BORROWINGS

Short-term borrowings consisted of Federal funds purchased and repurchase agreements. Repurchase agreements are financing arrangements. Physical control is maintained for all securities pledged to secure repurchase agreements. Information concerning all short-term borrowings at June 30, maturing in less than one year is summarized as follows:

	2007	2006	2005
Balance at June 30	$9,330	$5,049	$6,046
Average balance during the year	5,681	5,721	6,176
Maximum month-end balance	9,330	7,760	8,864
Average interest rate during the year	3.27%	2.34%	1.30%
Weighted average rate June 30	4.06	2.94	1.75

Repurchase agreements mature daily. The Bank has pledged obligations of government sponsored entities with a carrying value of $10,297 at June 30, 2007, as collateral for the repurchase agreements. Total interest expense on short-term borrowings was $186, $134 and $80 for the years ended June 30, 2007, 2006 and 2005, respectively.

NOTE 8—FEDERAL HOME LOAN BANK ADVANCES

A summary of Federal Home Loan Bank (FHLB) advances were as follows:

Maturity	Term	Interest Rate	Balance June 30, 2007	Balance June 30, 2006
08/08/2006	Floating	5.43	$—	$2,080
09/13/2006	Floating	5.43	—	2,000
02/01/2008	Floating	5.21	—	4,000
06/20/2008	Floating	5.54	—	1,000
09/24/2007	Floating	5.37	1,250	—
07/01/2010	Fixed	6.90	41	64
10/01/2010	Fixed	7.00	51	82
12/01/2010	Fixed	6.10	181	226
04/01/2014	Fixed	2.54	473	669
04/01/2019	Fixed	4.30	629	669

			$2,625	$10,790

CONSUMERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2007, 2006 and 2005

(Dollar amounts in thousands, except per share data)

Each fixed rate advance has a prepayment penalty equal to the present value of 100% of the lost cash flow based upon the difference between the contract rate on the advance and the current rate on the new advance. The following table is a summary of the scheduled principal payments for all advances:

Twelve Months Ending June 30	Principal Payments
2008	$1,530
2009	234
2010	201
2011	131
2012	89
Thereafter	440

$2,625

Pursuant to collateral agreements with the FHLB, advances are secured by all the stock invested in the FHLB and certain qualifying first mortgage loans. As of June 30, 2007, the Bank could borrow a total of $31,959 in advances based on the amount of FHLB stock owned. Qualifying first mortgage loans available to secure FHLB advances totaled approximately $36,835 and $36,472 at June 30, 2007 and 2006, respectively.

NOTE 9—EMPLOYEE BENEFIT PLANS

The Bank has a 401(k) savings and retirement plan available for substantially all eligible employees. Under the plan, the Bank is required to match each participant’s voluntary contribution to the plan but not to exceed four percent of the individual’s compensation. Amounts charged to operations were $101, $84 and $71, for the years ended June 30, 2007, 2006 and 2005, respectively.

The Bank has adopted a Salary Continuation Plan (the “Plan”) to encourage Bank executives to remain employees of the Bank. In consideration of executives entering into noncompetition, nonsolicitation and confidentiality agreements with the Bank, the Bank entered these executives into the Plan. The Plan provides executives with 180 months (and in the event of the executive’s death, surviving beneficiary) salary continuation payments equal to a certain percentage of the executive’s prior three year average of total W-2 compensation, which has not been reduced for other Bank benefit programs. Vesting under the Plan commences at age 50 and is prorated until age 65. The executive can become fully vested in the salary continuation benefits upon termination of employment following a change in control of the Bank. Payments under the Plan commence on the first day of the month following the executive’s termination of employment (other than for termination for cause or suicide within two years of the date of entering into the Plan or any material misstatement of fact by the executive on any application for life insurance purchased by the Bank). For early termination benefits prior to age 65 for reasons other than death, disability, or change of control, interest is credited at an annual rate in a range of 6.0% to 7.5%, compounded monthly, on the unpaid balance of the 180 equal monthly salary continuation payments. The accrued liability for the salary continuation plan was $721 as of June 30, 2007 and $589 as of June 30, 2006. For the years ended June 30, 2007, 2006 and 2005, approximately $148, $137 and $111, respectively, have been charged to expense in connection with the Plan.

CONSUMERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2007, 2006 and 2005

(Dollar amounts in thousands, except per share data)

NOTE 10—INCOME TAXES

The provision for income taxes consists of the following for the years ended June 30:

	2007	2006	2005
Current income taxes	$293	$259	$755
Deferred income taxes	(20)	9	80

	$273	$268	$835

The net deferred income tax asset consists of the following components at June 30:

	2007	2006
Deferred tax assets:
Allowance for loan losses	$280	$345
Deferred compensation	320	205
Net unrealized securities losses	398	411
Intangibles	78	67
OREO writedowns	55	—
Accrued Expense	9	—
Deferred tax liabilities:
Depreciation	(192)	(175)
Loan fees	(141)	(145)
Prepaid expenses	(88)	(73)
FHLB stock dividends	(152)	(142)

Net deferred asset	$567	$493

The difference between the provision for income taxes and amounts computed by applying the statutory income tax rate of 34% to statutory income before taxes consists of the following for the years ended June 30:

	2007	2006	2005
Income taxes computed at the statutory rate on pretax income	$522	$492	$949
Tax exempt income	(203)	(181)	(61)
Cash surrender value income	(52)	(49)	(52)
Other	6	6	(1)

	$273	$268	$835

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

CONSUMERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2007, 2006 and 2005

(Dollar amounts in thousands, except per share data)

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

As of fiscal year-end 2007, the Corporation met the definition of a small bank holding company and, therefore was exempt from consolidated risk-based and leverage capital adequacy guidelines for bank holding companies. At year-end 2007 and 2006, actual Bank capital levels (in millions) and minimum required levels were as follows:

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2007
Total capital (to risk weighted assets)
Bank	$20.2	13.4%	$12.1	8.0%	$15.1	10.0%
Tier 1 capital (to risk weighted assets)
Bank	16.8	11.1	6.0	4.0	9.0	6.0
Tier 1 capital (to average assets)
Bank	16.8	8.3	8.2	4.0	10.2	5.0
June 30, 2006
Total capital (to risk weighted assets)
Bank	$20.0	13.0%	$12.3	8.0%	$15.4	10.0%
Tier 1 capital (to risk weighted assets)
Bank	16.4	10.7	6.2	4.0	9.2	6.0
Tier 1 capital (to average assets)
Bank	16.4	8.2	8.0	4.0	10.0	5.0

As of the latest regulatory examination, the Bank was categorized as well capitalized. There are no conditions or events since that examination that management believes may have changed the Bank’s category.

The Corporation’s principal source of funds for dividend payment is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. As of June 30, 2007 the Bank could, without prior approval, declare a dividend of approximately $366.

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

CONSUMERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2007, 2006 and 2005

(Dollar amounts in thousands, except per share data)

recognized in the statements of financial position. The Bank uses the same credit policies in making commitments to extend credit as it does for on-balance sheet instruments.

The Bank evaluates each customer’s credit on a case by case basis. The amount of collateral obtained is based on management’s credit evaluation of the customer. The amount of commitments to extend credit and the exposure to credit loss for non-performance by the customer was $23,470 and $21,393 as of June 30, 2007 and 2006, respectively. Of the June 30, 2007 commitments, $17,934 carried variable rates of interest ranging from 4.75% to 11.25% and $5,536 carried fixed rates of interest ranging from 4.37% to 9.25%. Of the June 30, 2006 commitments, $20,180 carried variable rates of interest ranging from 1.99% to 10.25% and $1,213 carried fixed rates of interest ranging from 4.50% to 8.00%. Financial standby letters of credit were $2,327 and $2,118 as of June 30, 2007 and 2006, respectively. In addition, commitments to extend credit of $4,762 and $4,695 as of June 30, 2007 and 2006, respectively, were available to checking account customers related to the overdraft protection program. Since some loan commitments expire without being used, the amount does not necessarily represent future cash commitments.

NOTE 13—FAIR VALUE DISCLOSURES OF FINANCIAL INSTRUMENTS

The following table shows the estimated fair value at June 30, 2007 and 2006, and the related carrying value of financial instruments:

	2007		2006
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets
Cash and cash equivalents	$5,558	$5,558	$5,941	$5,941
Securities available-for-sale	42,133	42,133	37,470	37,470
Loans, net	140,066	141,527	146,445	146,967
Accrued interest receivable	1,053	1,053	889	889
Financial Liabilities
Demand and savings deposits	(101,262)	(101,262)	(102,600)	(102,600)
Time deposits	(68,329)	(68,242)	(64,708)	(64,674)
Short-term borrowings	(9,330)	(9,330)	(5,049)	(5,049)
Federal Home Loan Bank advances	(2,625)	(2,495)	(10,790)	(10,768)
Accrued interest payable	(233)	(233)	(308)	(308)

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

CONSUMERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2007, 2006 and 2005

(Dollar amounts in thousands, except per share data)

Fair value of core deposits, including demand deposits, savings accounts and certain money market deposits, was the amount payable on demand. Fair value of fixed-maturity certificates of deposit was estimated using the rates offered at June 30, 2007 and 2006, for deposits of similar remaining maturities. Estimated fair value does not include the benefit that result from low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market. Fair value of short-term borrowings and accrued interest was determined to be the carrying amounts since these financial instruments generally represent obligations that are due on demand. Fair value of Federal Home Loan Bank advances was estimated using current rates at June 30, 2007 and 2006 for similar financing. The fair value of unrecorded commitments at June 30, 2007 and 2006 was not material.

NOTE 14—PARENT COMPANY FINANCIAL STATEMENTS

Condensed financial information of Consumers Bancorp. Inc. (parent company only) follows:

	June 30, 2007	June 30, 2006
Condensed Balance Sheets
Assets
Cash	$32	$544
Subordinated debenture receivable from subsidiary	2,000	2,000
Other assets	30	40
Investment in subsidiary	16,776	16,524

Total assets	$18,838	$19,108

Liabilities
Other liabilities	$56	$6
Shareholders’ equity	18,782	19,102

Total liabilities & shareholders’ equity	$18,838	$19,108

	Year Ended June 30, 2007	Year Ended June 30, 2006	Year Ended June 30, 2005
Condensed Statements of Income
Cash dividends from subsidiary	$900	$3,192	$797
Other income	160	—	43
Other expense	143	82	59

Income before income taxes and equity in undistributed net income of subsidiary	917	3,110	781
Income tax expense (benefit)	10	(26)	—

Income before equity in undistributed net income of subsidiary	907	3,136	781
Equity in undistributed net income (dividends in excess of net income) of subsidiary	356	(1,958)	1,174

Net income	$1,263	$1,178	$1,955

CONSUMERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2007, 2006 and 2005

(Dollar amounts in thousands, except per share data)

	Year Ended June 30, 2007	Year Ended June 30, 2006	Year Ended June 30, 2005
Condensed Statements of Cash Flows
Cash flows from operating activities
Net income	$1,263	$1,178	$1,955
Distributions in excess of (equity in undistributed net income) of Bank subsidiary	(356)	1,958	(1,174)
Gain on sale of securities	—	—	(31)
Change in other assets and liabilities	60	(26)	(26)

Net cash flows from operating activities	967	3,110	724
Cash flows from investing activities
Sales of securities available-for-sale	—	—	177
Issuance of subordinated note	—	(2,000)	—

Net cash flows from investing activities	—	(2,000)	177
Cash flows from financing activities
Dividend paid	(547)	(686)	(772)
Purchase of treasury stock	(932)	(47)	(52)

Net cash used by financing activities	(1,479)	(733)	(824)

Change in cash and cash equivalents	(512)	377	77
Cash and cash equivalents, beginning of year	544	167	90

Cash and cash equivalents, end of year	$32	$544	$167

NOTE 15—OTHER COMPREHENSIVE INCOME

	2007	2006	2005
Unrealized holding gains (losses) on available-for-sale securities	$62	$(970)	$151
Less reclassification adjustments for gains later recognized in income	(24)	—	(66)

Net unrealized gains (losses)	38	(970)	85
Tax effect	13	330	(29)

Other comprehensive income (loss)	$25	$(640)	$56

CONSUMERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2007, 2006 and 2005

(Dollar amounts in thousands, except per share data)

NOTE 16—QUARTERLY FINANCIAL DATA (Unaudited)

	Interest Income	Net Interest Income	Net Income	Earnings per Share-Basic and Diluted
2007
First Quarter	$3,038	$2,099	$380	$0.18
Second Quarter	3,080	2,130	380	0.18
Third Quarter	3,041	2,066	304	0.14
Fourth Quarter	3,179	2,131	199	0.10
2006
First Quarter	$2,707	$2,109	$378	$0.18
Second Quarter	2,856	2,109	316	0.15
Third Quarter	2,888	2,057	297	0.14
Fourth Quarter	2,936	2,083	187	0.09

The fourth quarter of 2007 includes a loss on other real estate owned of $156, or $103 after-tax, due to information obtained during the fourth quarter following the pending sale of an OREO property. The fourth quarter of 2006 includes provision for loan loss expense of $416, or $275 after-tax, due to information obtained during the fourth quarter related to two commercial real estate loan relationships.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FIN ANCIAL DISCLOSURE

None.

ITEM 9A—CONTROLS AND PROCEDURES

The management of the Corporation is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934. As of June 30, 2007, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure and controls procedures. Based on that evaluation, management concluded that the Corporation’s disclosure controls and procedures as of June 30, 2007 were effective in ensuring that information required to be disclosed in this Annual Report on Form 10-K were recorded, processed, summarized and reported within the time period required by the United States Securities and Exchange Commission’s rules and forms.

There was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect the Corporation’s internal control over financial reporting.

ITEM 9B—OTHER INFORMATION

None.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item as to the Corporation’s directors and executive officers is set forth in the Corporation’s Proxy Statement dated September 13, 2007 under the captions “Election of Directors” on page 2, “Directors and Executive Officers” on pages 3 and 4, “The Board of Directors and its Committees” on pages 5 and 6, “Section 16(a) Beneficial Ownership Reporting Compliance” on page 14, and “Certain Transactions and Relationships” on page 14, and is incorporated herein by reference.

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

ITEM 11—EXECUTIVE COMPENSATION

The information required by this item is set forth in the Corporation’s Proxy Statement dated September 13, 2007 under the captions “Compensation of Directors” on page 7, “Executive Compensation” on page 9 and 10, “Defined Contribution Plan” on page 11, “Salary Continuation Program” on page 12, “Change of Control Agreements” on pages 12-13, “Compensation Committee Report on Compensation” on page 13, and “Executive & Compensation Committees Interlocks and Insider Participation” on page 13, and is incorporated herein by reference.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is set forth in the Corporation’s Proxy Statement dated September 13, 2007 under the caption “Security Ownership of Certain Beneficial Owners and Management” on pages 7-8, and is incorporated herein by reference.

ITEM 13—CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is set forth in the Corporation’s Proxy Statement dated September 13, 2007 under the caption “Certain Transactions and Relationships” on page 14, and is incorporated herein by reference.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth in the Corporation’s Proxy Statement dated September 13, 2007 under the caption “Auditor’s Fees” on page 15, and is incorporated herein by reference.

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. FINANCIAL STATEMENTS

The consolidated financial statements required in response to this Item are incorporated by reference to Item 8 of this Report.

(a) 2. FINANCIAL STATEMENT SCHEDULES

Not applicable

(a) 3. EXHIBITS

Exhibit Number	Description of Document
3.1	Amended and Restated Articles of Incorporation of the Corporation. Reference is made to Exhibit A to the Definitive Proxy Statement of the Corporation filed September 28, 2000, which exhibit is incorporated herein by reference. Reference is also made to page 5 of the Definitive Proxy Statement of the Corporation filed September 17, 2001 for an amendment to the Amended and Restated Articles of Incorporation to increase the number of Consumers Bancorp, Inc.’s authorized common shares to two million five hundred thousand.

3.2	Amended and Restated Code of Regulations of the Corporation. Reference is made to Exhibit A to the Definitive Proxy Statement of the Corporation filed September 9, 2002, which is incorporated herein by reference.

4	Form of Certificate of Common Shares. Reference is made to Form 10-KSB of the Corporation filed September 26, 2002, which is incorporated herein by reference.

10.1	Salary Continuation agreement entered into with Mr. Muckley on March 1, 2005. Reference is made to Form 10-K of the Corporation filed September 15, 2005, which is incorporated herein by reference.

10.2	Form of Change of Control agreement entered into with Ms. Wood and Mr. Hugenberg on July 1, 2005. Reference is made to Form 10-K of the Corporation filed September 15, 2005, which is incorporated herein by reference.

10.3	Lease Agreement entered into between Furey Holdings, LLC and Consumers National Bank on December 23, 2005. Reference is made to Form 10-Q of the Corporation filed February 14, 2006, which is incorporated herein by reference.

11	Computation of Earnings per Share. Reference is made to this Annual Report on Form 10-K Note 1, page 33, which is incorporated herein by reference.

21	Subsidiaries of Consumers Bancorp, Inc. filed with this Annual Report on Form 10-K.

31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer and Treasurer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSUMERS BANCORP, INC.

Date September 13, 2007	By:	/S/ STEVEN L. MUCKLEY
President and Chief Executive Officer

	By:	/S/ RENEE K. WOOD
Chief Financial Officer and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of registrant and in the capacities indicated on September 13, 2007.

Signatures	Signatures

/S/ LAURIE L. MCCLELLAN Laurie L. McClellan Chairman of the Board of Directors	/S/ STEVEN L. MUCKLEY Steven L. Muckley President, Chief Executive Officer and Director

/S/ JOHN P. FUREY John P. Furey Director	/S/ JAMES V. HANNA James V. Hanna Director

/S/ DAVID W. JOHNSON David W. Johnson Director	/S/ JAMES R. KIKO, SR. James R. Kiko, Sr. Director

/S/ THOMAS M. KISHMAN Thomas M. Kishman Director	/S/ HARRY W. SCHMUCK, JR. Harry W. Schmuck, Jr. Director

/S/ JOHN E. TONTI John E. Tonti Director

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1	Amended and Restated Articles of Incorporation of the Corporation. Reference is made to Exhibit A to the Definitive Proxy Statement of the Corporation filed September 28, 2000, which exhibit is incorporated herein by reference. Reference is also made to page 5 of the Definitive Proxy Statement of the Corporation filed September 17, 2001 for an amendment to the Amended and Restated Articles of Incorporation to increase the number of Consumers Bancorp, Inc.’s authorized common shares to two million five hundred thousand.

3.2	Amended and Restated Code of Regulations of the Corporation. Reference is made to Exhibit A to the Definitive Proxy Statement of the Corporation filed September 9, 2002, which exhibit is incorporated herein by reference.

4	Form of Certificate of Common Shares. Reference is made to Form 10-KSB of the Corporation filed September 26, 2002, which is incorporated herein by reference.

10.1	Salary Continuation agreement entered into with Mr. Muckley on March 1, 2005. Reference is made to Form 10-K of the Corporation filed September 15, 2005, which is incorporated herein by reference.

10.2	Form of Change of Control agreement entered into with Ms. Wood and Mr. Hugenberg on July 1, 2005. Reference is made to Form 10-K of the Corporation filed September 15, 2005, which is incorporated herein by reference.

10.3	Lease Agreement entered into between Furey Holdings, LLC and Consumers National Bank on December 23, 2005. Reference is made to Form 10-Q of the Corporation filed February 14, 2006, which is incorporated herein by reference.

11	Computation of Earnings per Share. Reference is made to this Annual Report on Form 10-K Note 1, page 33, which is incorporated herein by reference.

21	Subsidiaries of Consumers Bancorp, Inc. Filed with this Annual Report on Form 10-K.

31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer and Treasurer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.