Form 10-Q
period 2007-09-30
CONSUMERS BANCORP INC /OH/
filed 2007-11-14
CIK 1006830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value	Outstanding at November 13, 2007
2,051,540 Common Shares

CONSUMERS BANCORP, INC.

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2007

Part I – Financial Information

Item 1 – Financial Statements (Unaudited)

Interim financial information required by Rule 10-01 of Regulation S-X is included in this Form 10-Q as referenced below:

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

CONSUMERS BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	Unaudited September 30, 2007	June 30, 2007
ASSETS
Cash and cash equivalents	$5,412	$5,558
Securities, available for sale	47,505	42,133
Federal bank and agency stocks, at cost	1,146	1,146
Total loans	143,365	141,447
Less allowance for loan losses	(1,440)	(1,381)

Net Loans	141,925	140,066

Cash surrender value of life insurance	4,331	4,290
Premises and equipment, net	4,139	4,273
Intangible assets	692	733
Other real estate owned	25	1,478
Accrued interest receivable and other assets	1,895	2,281

Total assets	$207,070	$201,958

LIABILITIES
Deposits
Non-interest bearing demand	$41,106	$42,170
Interest bearing demand	10,609	10,086
Savings	47,913	49,006
Time	72,090	68,329

Total deposits	171,718	169,591

Short-term borrowings	9,089	9,330
Federal Home Loan Bank advances	5,147	2,625
Accrued interest and other liabilities	1,753	1,630

Total liabilities	187,707	183,176
Commitments and contingent liabilities	—	—

SHAREHOLDERS’ EQUITY
Common stock (no par value, 2,500,000 shares authorized; 2,160,000 issued)	4,869	4,869
Retained earnings	16,195	15,920
Treasury stock, at cost (107,566 shares at September 30, 2007 and 94,566 shares at June 30, 2007)	(1,397)	(1,235)
Accumulated other comprehensive income (loss)	(304)	(772)

Total shareholders’ equity	19,363	18,782

Total liabilities and shareholders’ equity	$207,070	$201,958

See accompanying notes to consolidated financial statements

CONSUMERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months ended September 30,
	2007	2006
Interest income
Loans, including fees	$2,702	$2,601
Securities
Taxable	387	282
Tax-exempt	164	154
Federal funds sold	5	1

Total interest income	3,258	3,038

Interest expense
Deposits	949	765
Short-term borrowings	95	41
Federal Home Loan Bank advances	64	133

Total interest expense	1,108	939

Net interest income	2,150	2,099

Provision for loan losses	100	171

Net interest income after Provision for loan losses	2,050	1,928

Non-interest income
Service charges on deposit accounts	365	380
Loss on sale of securities	(4)	—
Gain (loss) on sale of other assets owned	13	(24)
Other	187	204

Total non-interest income	561	560

Non-interest expenses
Salaries and employee benefits	1,069	1,060
Occupancy	253	260
Directors’ fees	42	37
Professional fees	39	85
Franchise taxes	55	28
Printing and supplies	29	42
Telephone and network communications	66	56
Amortization of intangible	41	41
Other	451	394

Total non-interest expenses	2,045	2,003

Income before income taxes	566	485
Income tax expense	126	105

Net Income	$440	$380

Basic earnings per share	$0.21	$0.18

See accompanying notes to consolidated financial statements

CONSUMERS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months ended September 30,
	2007	2006
Balance at beginning of period	$18,782	$19,102

Comprehensive income
Net Income	440	380
Other comprehensive income	468	808

Total comprehensive income	908	1,188

Purchase of treasury stock (13,000 and 30,250 shares for the period ending September 30, 2007 and 2006, respectively)	(162)	(379)
Common cash dividends	(165)	(107)

Balance at the end of the period	$19,363	$19,804

Cash dividends per common share	$0.08	$0.05

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,
	2007	2006
Cash flows from operating activities
Net cash from operating activities	$869	$777

Cash flow from investing activities
Securities available for sale
Purchases	(5,943)	(2,191)
Maturities and principal pay downs	792	766
Proceeds from sales of available for sale securities	489	—
Net (increase) decrease in loans	(1,984)	3,323
Acquisition of premises and equipment	(3)	(77)
Disposal of premises and equipment	1	—
Sale of other real estate owned	1,552	263

Net cash from investing activities	(5,096)	2,084

Cash flow from financing activities
Net increase (decrease) in deposit accounts	2,127	(1,059)
Net change in short-term borrowings	(241)	(225)
Proceeds of Federal Home Loan Bank advances	2,575	5,610
Repayments of Federal Home Loan Bank advances	(53)	(7,144)
Purchase of treasury stock	(162)	(379)
Dividends paid	(165)	(107)

Net cash from financing activities	4,081	(3,304)

Decrease in cash or cash equivalents	(146)	(443)

Cash and cash equivalents, beginning of period	5,558	5,941

Cash and cash equivalents, end of period	$5,412	$5,498

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$1,154	$964
Federal income taxes	—	—
Non-cash items:
Transfer from loans to repossessed assets	$25	—

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited)

(Dollars in thousands, except per share amounts)

Note 1 – Summary of Significant Accounting Policies:

Basis of Presentation:

The consolidated financial statements for interim periods are unaudited and reflect all adjustments (consisting of only normal recurring adjustments), which, in the opinion of management, are necessary to present fairly the financial position and results of operations and cash flows for the periods presented. The unaudited financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by accounting principles generally accepted in the United States of America. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Consumers Bancorp, Inc.’s Form 10-K for the year ended June 30, 2007. The results of operations for the interim period disclosed herein are not necessarily indicative of the results that may be expected for a full year.

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

Earnings per Share: Earnings per common share are computed based on the weighted average common shares outstanding. The weighted average number of outstanding shares was 2,061,847 and 2,137,207 for the quarters ended September 30, 2007 and 2006, respectively. The Corporation’s capital structure contains no dilutive securities.

Adoption of New Accounting Standards: Effective July 1, 2007, the Corporation adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in the Corporation’s Consolidated Financial Statements in accordance with FASB Statement 109. Upon adoption of FIN No. 48, no material reserves for uncertain tax positions were recorded. The adoption of this pronouncement had no material effect on the Corporation’s Consolidated Financial Statements.

The Corporation’s practice is to recognize potential interest and penalties related to unrecognized tax benefits in income tax expense. As of September 30, 2007, the Corporation did not record an accrual for either interest or penalties related to unrecognized tax benefits.

The Corporation files U.S. federal and Ohio state income tax returns. Tax years 2003-2006 remain open to examination by major taxing jurisdictions to which the Corporation is subject.

CONSUMER BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 2 – Securities

September 30, 2007	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Securities available for sale:
U.S. Treasury	$1,000	$—	$—
Obligations of government sponsored entities	10,065	26	(65)
Obligations of states and political subdivisions	15,960	24	(200)
Mortgage-backed securities	19,497	38	(267)
Equity securities	983	—	(17)

Total Securities	$47,505	$88	$(549)

June 30, 2007	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Securities available for sale:
U.S. Treasury	$998	$—	$(2)
Obligations of government sponsored entities	9,892	—	(209)
Obligations of states and political subdivisions	14,638	8	(503)
Mortgage-backed securities	15,598	7	(477)
Equity securities	1,007	7	—

Total Securities	$42,133	$22	$(1,191)

The estimated fair values of securities at September 30, 2007, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Estimated Fair Value
Due in one year or less	$2,744
Due after one year through five years	4,062
Due after five years through ten years	10,384
Due after ten years	9,835

Total	27,025

Mortgage-backed securities	19,497
Equity securities	983

Total	$47,505

CONSUMER BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

At September 30, 2007, available for sale securities included municipal securities issued by Farmersville, Texas school district that are insured by Permanent School Fund Guarantee with an aggregate book value of $2,126, or 11.0%, of shareholders’ equity. Other than this issue, there were no other holdings of securities of any one issuer, other than the U.S. government and its agencies and corporations, with an aggregate book value which exceeds 10% of shareholders’ equity. As of September 30, 2007, any unrealized losses on securities that have been in a continuous loss position for 12 months or more have not been recognized into income because the issuer(s) securities are of high credit quality and the decline in fair value is largely due to changes in interest rates. The fair value is expected to recover as the securities approach their maturity dates.

Note 3 – Loans

Major classifications of loans were as follows:

	September 30, 2007	June 30, 2007
Real estate – residential mortgage	$48,562	$50,988
Real estate – construction	3,145	2,184
Commercial, financial and agriculture	84,816	82,075
Consumer	6,842	6,200

Total Loans	$143,365	$141,447

	September 30, 2007	June 30, 2007	September 30, 2006
Loans past due over 90 days and still accruing	$—	$73	$—
Loans on non-accrual	803	886	2,944

Impaired loans	693	706	2,889
Amount of allowance allocated to impaired loans	172	136	602

Impaired loans of $693, $706 and $2,827 as of September 30, 2007, June 30, 2007 and September 30, 2006, respectively, were included in non-accrual loans.

CONSUMER BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 4 – Allowance for Loan Losses

A summary of activity in the allowance for loan losses for the three months ended September 30, 2007, and 2006, were as follows:

	2007	2006
Beginning of period	$1,381	$1,557
Provision	100	171
Charge-offs	(60)	(51)
Recoveries	19	33

Balance at September 30,	$1,440	$1,710

Note 5 – Federal Home Loan Bank Advances

A summary of Federal Home Loan Bank (FHLB) advances are as follows:

Maturity	Term	Interest Rate	Balance September 30, 2007	Interest Rate	Balance June 30, 2007
09/24/2007	Floating	—	—	5.37	1,250
12/19/2007	Floating	5.10	1,860	—	—
12/24/2007	Floating	5.10	1,615	—	—
12/26/2007	Floating	5.10	350	—	—
07/01/2010	Fixed	6.90	38	6.90	41
10/01/2010	Fixed	7.00	39	7.00	51
12/01/2010	Fixed	6.10	169	6.10	181
04/01/2014	Fixed	2.54	457	2.54	473
04/01/2019	Fixed	4.30	619	4.30	629

			$5,147		$2,625

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

CONSUMERS BANCORP, INC.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share data)

General

The following is management’s analysis of the Corporation’s results of operations for the three month period ended September 30, 2007, compared to the same period in 2006, and the consolidated balance sheets at September 30, 2007 compared to June 30, 2007. This discussion is designed to provide a more comprehensive review of the operating results and financial condition than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

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

Forward-Looking Statements

When used in this report (including information incorporated by reference in this report), the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate”, “project,” “believe” or similar expressions are intended to identify “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may involve risks and uncertainties that are difficult to predict, may be beyond the Corporation’s control, and could cause actual results to differ materially from those described in such statements. Any such forward-looking statements are made only as of the date of this report or the respective dates of the relevant incorporated documents, as the case may be, and, except as required by law, the Corporation undertakes no obligation to update these forward-looking statements to reflect subsequent events or circumstances. Factors that could cause actual results or experience to differ from results discussed in the forward-looking statements include, but are not limited to: regional and national economic conditions; changes in levels of market interest rates; credit risks, competitive and regulatory factors affecting lending activities; government regulation, and material unforeseen changes in the financial condition or results of Consumers National Bank’s customers could affect the Corporation’s financial performance and could cause the Corporation’s actual results for future periods to differ materially from those anticipated or projected.

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

Results of Operations

Three Months Ended September 30, 2007 and 2006

Net Income

Net income was $440 for the three months ended September 30, 2007, an increase of $60 compared to the same period last year when net income was $380. The increase in net income was mainly attributable to an increase in net interest income along with a decline in provision for loan losses and non-interest expenses. Earnings per common share were $0.21 for the first quarter of fiscal year 2008 as compared to $0.18 for the same period in fiscal 2007.

Return on average equity (ROE) and return on average assets (ROA) were 9.20% and 0.85%, respectively, for the first quarter of fiscal year 2008 compared to 7.78% and 0.75%, respectively, for the first quarter of fiscal year 2007.

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

The Corporation’s net interest margin for the three months ended September 30, 2007 was 4.68%, compared to 4.62% for the same period last year. Net interest income for the three months ended September 30, 2007 increased by $51, or 2.4%, to $2,150 from $2,099 for the same period last year. The increase in the net interest margin and net interest income was primarily due to an increase in the yield on interest-earning assets from 6.62% for the three months ended September 30, 2006 to 7.01% for the same period in 2007. The increase in the yield on interest-earning assets was mainly due to a 52 basis point increase in the yield on loans resulting from adjustment rate loans repricing to current higher market rates. The Corporation’s cost of funds increased from 2.64% for the three months ended September 30, 2006 to 3.08% for the three months ended September 30, 2007 mainly due to higher rates affecting the rates paid on short-term borrowings and time deposits.

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Average Balance Sheets and Analysis of Net Interest Income for the Three Months Ended September 30,

(In thousands, except percentages)

	2007			2006
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Taxable securities	$31,114	$387	4.95%	$24,765	$282	4.52%
Nontaxable securities (1)	15,157	229	6.01%	14,831	219	5.86%
Loans receivable (1)	142,384	2,711	7.57%	146,522	2,604	7.05%
Federal funds sold	360	5	5.53%	58	1	6.84%

Total interest-earning assets	189,015	3,332	7.01%	186,176	3,106	6.62%

Noninterest-earning assets	15,680			15,504

Total Assets	$204,695			$201,680

Interest-bearing liabilities:
NOW	$10,498	$6	0.23%	$9,837	$3	0.12%
Savings	48,114	125	1.03%	50,311	109	0.86%
Time deposits	70,106	818	4.64%	65,218	653	3.98%
Short-term borrowings	9,017	95	4.19%	5,511	41	2.88%
FHLB advances	5,162	64	4.93%	10,040	133	5.26%

Total interest-bearing liabilities	142,897	1,108	3.08%	140,917	939	2.64%

Noninterest-bearing liabilities:
Noninterest-bearing checking accounts	41,241			40,373
Other liabilities	1,555			1,009

Total liabilities	185,693			182,299
Shareholders’ equity	19,002			19,381

Total liabilities and shareholders’ equity	$204,695			$201,680

Net interest income, interest rate spread (1)		$2,224	3.93%		$2,167	3.98%

Net interest margin (net interest as a percent of average interest-earning assets (1)			4.68%			4.62%

Average interest-earning assets to interest-bearing liabilities	132.27%			132.12%

(1)	calculated on a fully taxable equivalent basis

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Provision for Loan Losses

The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable credit losses inherent in the Bank’s loan portfolio that have been incurred at each balance sheet date. The provision for loan losses decreased to $100 for the three month period ended September 30, 2007 compared to $171 for the same period last year.

The lower provision for loan losses for the three month period ended September 30, 2007 resulted mainly from a decrease in non-performing loans. Non-performing loans were $803, $959 and $2,944 as of September 30, 2007, June 30, 2007 and September 30, 2006, respectively. Non-performing loans as of September 30, 2006 included one large loan relationship that was secured by two multi-family rental unit properties that have been sold during first fiscal quarter of 2008. The provision for loan losses as of September 30, 2007 was considered sufficient by management for maintaining an appropriate allowance for loan losses.

Non-Interest Income

Non-interest income increased to $561 during the first quarter of fiscal year 2008, compared to $560 for the same period last year. Within non-interest income, service charges on deposits declined by $15 mainly due to a reduction in overdraft charges. Other income declined by $17 mainly due to a decline of $42 in alternative investment income that was partially offset by a $15 increase in debit card interchange income. Also, within non-interest income there was a $13 gain on the sale of other real estate property acquired through loan foreclosure as compared to a loss of $24 for the three months ending September 30, 2006.

Non-Interest Expenses

Non-interest expenses increased by 2.1%, to $2,045 during the first quarter of fiscal year 2008, compared to $2,003 during the same period last year. Within non-interest expenses, other expenses increased by $57 mainly due to a one time recruiting fee related to the hiring of an additional experienced lending officer, higher debit card interchange fees (due to increased customer volume) and higher loan collection expenses. These increases were partially offset by a $46 decrease in professional fees for the three months ended September 30, 2007 as compared to the same period last year. Professional fees for 2006 included one time expenses related to a new product introduction and an operations review.

Income Taxes

Income tax expense for the three months ended September 30, 2007 increased $21, to $126 from $105, compared to the same period in 2006. The effective tax rate was 22.3% for the current quarter as compared to 21.6% for the same period last year. The effective tax rate differed from the federal statutory rate principally as a result of tax-exempt

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

income from obligations of states and political subdivisions, loans and earnings on bank owned life insurance.

Financial Condition

Total assets at September 30, 2007 were $207,070 compared to $201,958 at June 30, 2007, an increase of $5,112, or 2.5%. Available for sale securities increased by $5,372 from $42,133 at June 30, 2007 to $47,505 at September 30, 2007 mainly due to the purchase of mortgage-backed securities in order to take advantage of bonds priced at a discount. Loan receivables increased by $1,918 to $143,365 at September 30, 2007 compared to $141,447 at June 30, 2007. The current increase in loan receivables is mainly attributable to more favorable rate environment and more aggressive calling efforts by the lending officers.

Total shareholders’ equity increased by $581 from June 30, 2007, to $19,363 as of September 30, 2007. This increase was mainly due to net income for the current three month period and an increase in the fair market value of available for sale securities as a result of changes in interest rates. These increases were partially offset by cash dividends paid during the period as well as an increase in treasury stock.

In June 2007, the Board of Directors authorized a share repurchase program for up to 75,000 shares that can be repurchased through June 2008. As part of this repurchase program, 13,000 shares were repurchased during the first quarter of fiscal year 2008.

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Non-Performing Assets

The following table presents the aggregate amounts of non-performing assets and respective ratios as of the dates indicated.

	September 30, 2007	June 30, 2007	September 30, 2006
Non-accrual loans	$803	$886	$2,944
Loans past due over 90 days and still accruing	—	73	—

Total non-performing loans	803	959	2,944
Other real estate owned	25	1,478	462

Total non-performing assets	$828	$2,437	$3,406

Non-performing loans to total loans	0.56%	0.68%	2.04%
Allowance for loan losses to total non-performing loans	179.33%	144.00%	58.08%
Loans 90 days or more past due and still accruing to total loans	—	0.05%	—

Following is a breakdown of non-accrual loans as of September 30, 2007 by collateral:

September 30, 2007
Commercial non-mortgage collateral	$147
Multifamily residential properties	101
1-4 family residential properties	555

Total	$803

As of September 30, 2007, impaired loans totaled $693, all of which are included in non-accrual loans. Commercial and commercial real estate loans are classified as impaired if management determines that full collection of principal and interest, in accordance with the terms of the loan documents, is not probable. Impaired loans and non-performing loans have been considered in management’s analysis of the appropriateness of the allowance for loan losses. Management and the Board of Directors are closely monitoring these loans and believe that the prospects for recovery of principal and interest, less identified specific reserves, are good.

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

To provide an additional source of liquidity, the Corporation has entered into an agreement with the Federal Home Loan Bank (FHLB) of Cincinnati. At September 30, 2007, FHLB advances totaled $5,147 as compared with $2,625 at June 30, 2007. The Corporation considers the FHLB to be a reliable source of liquidity funding, secondary to its deposit base.

Jumbo time deposits (those with balances of $100 thousand and over) increased from $19,972 at June 30, 2007 to $20,837 at September 30, 2007. These deposits are monitored closely by the Corporation and priced on an individual basis. When these deposits are from a municipality, certain bank-owned securities are pledged to guarantee the safety of these public fund deposits as required by Ohio law. The Corporation has the option to use a fee paid broker to obtain deposits from outside its normal service area as an additional source of funding. The Corporation however, does not rely upon these deposits as a primary source of funding. Although management monitors interest rates on an ongoing basis, a quarterly rate sensitivity report is used to determine the effect of interest rate changes on the financial statements. In the opinion of management, enough assets or liabilities could be repriced over the near term (up to three years) to compensate for such changes. The spread on interest rates, or the difference between the average earning assets and the average interest-bearing liabilities, is monitored quarterly.

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Capital Resources

The Bank is subject to various regulatory capital requirements administered by federal regulatory agencies. Capital adequacy guidelines and prompt corrective-action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the Corporation’s financial statements. The Bank is considered well capitalized under the Federal Deposit Insurance Act at September 30, 2007. Management is not aware of any matters occurring subsequent to September 30, 2007 that would cause the Bank’s capital category to change.

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

The Company has identified the appropriateness of the allowance for loan losses as a critical accounting policy and an understanding of this policy is necessary to understand the financial statements. Critical accounting policies are those policies that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Footnote one (Allowance for Loan Losses), footnote three (Loans) and Management Discussion and Analysis of Financial Condition and Results from Operation (Critical Accounting Policies and Allowance for Loan Losses) of the 2007 Form 10-K provide detail with regard to the Corporation’s accounting for the allowance for loan losses. There have been no significant changes in the application of accounting policies since June 30, 2007.

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

The following table presents an analysis of the potential sensitivity of the Bank’s annual net interest income and present value of the Bank’s financial instruments to a sudden and sustained increase and decrease change in market interest rates of 200 and 100 basis points:

One Year Net Interest Income Change	Maximum Change 2007	Guidelines
+200 Basis Points	(1.9)%	>(20.0)%
+100 Basis Points	(0.9)%	>(12.5)%
-100 Basis Points	0.5%	>(12.5)%
-200 Basis Points	1.3%	>(20.0)%
Net Present Value of Equity Change
+200 Basis Points	(15.2)%	>(25)%
+100 Basis Points	(6.6)%	>(20)%
-100 Basis Points	(0.5)%	>(20)%
-200 Basis Points	(5.3)%	>(25)%

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

CONSUMERS BANCORP, INC.

Item 4 – Controls and Procedures

As of September 30, 2007, an evaluation was carried out under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2007, the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation, in reports that it files or submits under the Exchange Act (1) was recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

There were no changes in the Corporation’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect its internal control over financial reporting.

CONSUMERS BANCORP, INC.

PART II – OTHER INFORMATION

Item 1A – Risk Factors

There were no material changes to the risk factors as presented in the Corporation’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
July 1, 2007 – July 31, 2007	—	—	—
August 1, 2007 – August 31, 2007	—	—	—
September 1, 2007 – September 30, 2007	13,000	12.43	13,000	62,000

	13,000	12.43	13,000	62,000

In June 2007, the Corporation announced a share repurchase program for up to 75,000 shares that can be repurchased through June 2008. The purchases made in September 2007 were accomplished through an open-market transaction and through one privately negotiated transaction.

Item 4 – Submission of Matters to a Vote of Security Holders

Consumers Bancorp, Inc. held its Annual Meeting of Shareholders on October 17, 2007, for the purpose of electing three directors and to transact such other business as would properly come before the meeting. Shareholders elected three Class I Directors, consisting of James V. Hanna, James R. Kiko, Sr., and John E. Tonti, each have been elected to serve a term ending in 2010. The Class II Directors, consisting of Harry W. Schmuck, David W. Johnson, and Laurie L. McClellan each have been elected to serve a term ending in 2008. The remaining Class III Directors, consisting of John P. Furey, Thomas M. Kishman, and Steven L. Muckley each have been elected to serve a term ending in 2009.

CONSUMER BANCORP, INC

Results of shareholder voting for the election of Directors were as follows:

	James V. Hanna	James R. Kiko, Sr.	John E. Tonti
For	1,606,477	1,607,671	1,608,121
Withheld	4,836	3,642	3,192
Abstentions	—	—	—

Item 5 – Other Information

On November 14, 2007, the Board of Directors of Consumers Bancorp, Inc., declared a $0.08 per share cash dividend for shareholders of record on November 26, 2007 that will be paid on December 12, 2007.

Consumers National Bank entered into a First Amendment to the Salary Continuation agreement (“Amendment”) with Mr. Muckley, President and Chief Executive Officer, effective as of November 13, 2007. Certain terms related to the distribution of benefits were modified in order to comply with Internal Revenue Code Section 409A. A copy of the form of Amendment entered into with Mr. Muckley is attached hereto as Exhibit 10.4.

Item 6 – Exhibits

Exhibit 10.4 First Amendment to the Salary Continuation agreement dated March 1, 2005 entered into with Mr. Muckley on November 13, 2007.

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

CONSUMER BANCORP, INC

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSUMERS BANCORP, INC.
(Registrant)

Date: November 14, 2007	/s/ Steven L. Muckley
Steven L. Muckley
President & Chief Executive Officer

Date: November 14, 2007	/s/ Renee K. Wood
Renee K. Wood
Chief Financial Officer & Treasurer