Form 10-Q
period 2007-12-31
CONSUMERS BANCORP INC /OH/
filed 2008-02-14
CIK 1006830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value	Outstanding at February 11, 2008
2,035,208 Common Shares

CONSUMERS BANCORP, INC.

FORM 10-Q

QUARTER ENDED DECEMBER 31, 2007

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

CONSUMERS BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	Unaudited December 31, 2007	June 30, 2007
ASSETS
Cash and cash equivalents	$6,313	$5,558
Securities, available for sale	58,552	42,133
Federal bank and agency stocks, at cost	1,146	1,146
Total loans	147,931	141,447
Less allowance for loan losses	(1,518)	(1,381)

Net Loans	146,413	140,066

Cash surrender value of life insurance	4,370	4,290
Premises and equipment, net	4,103	4,273
Intangible assets	652	733
Other real estate owned	—	1,478
Accrued interest receivable and other assets	1,682	2,281

Total assets	$223,231	$201,958

LIABILITIES
Deposits
Non-interest bearing demand	$43,711	$42,170
Interest bearing demand	11,257	10,086
Savings	47,374	49,006
Time	76,352	68,329

Total deposits	178,694	169,591

Short-term borrowings	9,291	9,330
Federal Home Loan Bank advances	13,412	2,625
Accrued interest and other liabilities	1,907	1,630

Total liabilities	203,304	183,176
Commitments and contingent liabilities	—	—

SHAREHOLDERS’ EQUITY
Common stock (no par value, 2,500,000 shares authorized; 2,160,000 issued)	4,869	4,869
Retained earnings	16,507	15,920
Treasury stock, at cost (123,460 shares at December 31, 2007 and 94,566 shares at June 30, 2007)	(1,580)	(1,235)
Accumulated other comprehensive income (loss)	131	(772)

Total shareholders’ equity	19,927	18,782

Total liabilities and shareholders’ equity	$223,231	$201,958

See accompanying notes to consolidated financial statements

CONSUMERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months ended December 31,		Six Months ended December 31,
	2007	2006	2007	2006
Interest income
Loans, including fees	$2,750	$2,623	$5,452	$5,224
Securities
Taxable	448	300	835	582
Tax-exempt	175	155	339	309
Federal funds sold	21	2	26	3

Total interest income	3,394	3,080	6,652	6,118

Interest expense
Deposits	1,050	857	1,999	1,622
Short-term borrowings	116	37	211	78
Federal Home Loan Bank advances	57	56	121	189

Total interest expense	1,223	950	2,331	1,889

Net interest income	2,171	2,130	4,321	4,229

Provision for loan losses	108	172	208	343

Net interest income after Provision for loan losses	2,063	1,958	4,113	3,886

Non-interest income
Service charges on deposit accounts	434	382	799	762
Loss on sale of securities	—	—	(4)	—
Gain (loss) on sale of other assets owned	—	(1)	13	(25)
Other	180	190	367	394

Total non-interest income	614	571	1,175	1,131

Non-interest expenses
Salaries and employee benefits	1,069	1,047	2,138	2,107
Occupancy	256	294	509	554
Professional fees	75	107	156	229
Franchise taxes	55	30	110	58
Printing and supplies	34	45	63	87
Telephone and network communications	55	57	121	113
Amortization of intangible	40	40	81	81
Other	477	425	928	819

Total non-interest expenses	2,061	2,045	4,106	4,048

Income before income taxes	616	484	1,182	969
Income tax expense	140	104	266	209

Net Income	$476	$380	$916	$760

Basic earnings per share	$0.23	$0.18	$0.45	$0.36

See accompanying notes to consolidated financial statements

CONSUMERS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months ended December 31,		Six Months ended December 31,
	2007	2006	2007	2006
Balance at beginning of period	$19,363	$19,804	$18,782	$19,102

Comprehensive income
Net Income	476	380	916	760
Other comprehensive income/(loss)	435	(306)	903	502

Total comprehensive income	911	74	1,819	1,262

Purchase of treasury stock (15,894 and 1,475 shares for the three months and 28,894 and 31,725 shares for the six month periods ending December 31, 2007 and 2006, respectively)	(183)	(19)	(345)	(398)
Common cash dividends	(164)	(147)	(329)	(254)

Balance at the end of the period	$19,927	$19,712	$19,927	$19,712

Common cash dividends per share	$0.08	$0.07	$0.16	$0.12

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended December 31,
	2007	2006
Cash flows from operating activities
Net cash from operating activities	$1,719	$1,654

Cash flow from investing activities
Securities available for sale
Purchases	(18,176)	(3,159)
Maturities and principal pay downs	2,647	2,580
Proceeds from sales of available for sale securities	489	—
Net (increase) decrease in loans	(6,580)	3,234
Acquisition of premises and equipment	(99)	(117)
Disposal of premises and equipment	1	—
Sale of other real estate owned	1,577	272

Net cash from investing activities	(20,141)	2,810

Cash flow from financing activities
Net increase in deposit accounts	9,103	3,480
Net change in short-term borrowings	(39)	(408)
Proceeds of Federal Home Loan Bank advances	10,885	5,610
Repayments of Federal Home Loan Bank advances	(98)	(12,402)
Purchase of treasury stock	(345)	(398)
Dividends paid	(329)	(254)

Net cash from financing activities	19,177	(4,372)

Decrease in cash or cash equivalents	755	92

Cash and cash equivalents, beginning of period	5,558	5,941

Cash and cash equivalents, end of period	$6,313	$6,033

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$2,338	$1,909
Federal income taxes	120	15
Non-cash items:
Transfer from loans to repossessed assets	$25	$3

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

Earnings per Share: Earnings per common share are computed based on the weighted average common shares outstanding. The weighted average number of outstanding shares was 2,048,422 and 2,110,040 for the quarters ended December 31, 2007 and 2006, respectively. The weighted average number of outstanding shares was 2,055,134 and 2,123,624 for the six months ended December 31, 2007 and 2006, respectively. The Corporation’s capital structure contains no dilutive securities.

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

The Corporation’s practice is to recognize potential interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2007, the Corporation did not record an accrual for either interest or penalties related to unrecognized tax benefits.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The Corporation files U.S. federal and Ohio state income tax returns. Tax years 2003-2006 remain open to examination by major taxing jurisdictions to which the Corporation is subject.

Note 2 – Securities

December 31, 2007	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Securities available for sale:
Obligations of government sponsored entities	$11,800	$202	$(10)
Obligations of states and political subdivisions	18,135	69	(112)

Mortgage–backed securities	27,665	216	(119)
Equity securities	952	—	(48)

Total Securities	$58,552	$487	$(289)

June 30, 2007	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Securities available for sale:
U.S. Treasury	$998	$—	$(2)
Obligations of government sponsored entities	9,892	—	(209)
Obligations of states and political subdivisions	14,638	8	(503)
Mortgage–backed securities	15,598	7	(477)
Equity securities	1,007	7	—

Total Securities	$42,133	$22	$(1,191)

The estimated fair values of securities at December 31, 2007, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Estimated Fair Value
Due in one year or less	$3,237
Due after one year through five years	2,868
Due after five years through ten years	11,778
Due after ten years	12,052

Total	29,935

Mortgage-backed securities	27,665
Equity securities	952

Total	$58,552

At December 31, 2007, available for sale securities included municipal securities issued by Farmersville, Texas school district that are insured by Permanent School Fund Guarantee with an aggregate book value of $2,170, or 10.9%, of shareholders’ equity. Other than this issue, there were no other holdings of securities of any one issuer, other than the U.S. government and its agencies and corporations, with an aggregate book value which exceeds 10% of shareholders’ equity. As of December 31, 2007, any unrealized losses on securities have not been recognized into income because the issuer(s) securities are of high credit quality and the decline in fair value is largely due to changes in interest rates. The fair value is expected to recover as the securities approach their maturity dates.

Note 3 – Loans

Major classifications of loans were as follows:

	December 31, 2007	June 30, 2007
Real estate – residential mortgage	$48,541	$50,988
Real estate – construction	4,301	2,184
Commercial, financial and agriculture	87,636	82,075
Consumer	7,453	6,200

Total Loans	$147,931	$141,447

	December 31, 2007	June 30, 2007	December 31, 2006
Loans past due over 90 days and still accruing	$—	$73	$—
Loans on non-accrual	1,178	886	2,272
Impaired loans	1,068	706	2,255
Amount of allowance allocated to impaired loans	146	136	546

For each of the periods listed above, all of the impaired loans were also included in non-accrual loans.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 4 – Allowance for Loan Losses

A summary of activity in the allowance for loan losses for the six months ended December 31, 2007, and 2006, were as follows:

	2007	2006
Beginning of period	$1,381	$1,557
Provision	208	343
Charge-offs	(111)	(222)
Recoveries	40	51

Balance at December 31,	$1,518	$1,729

Note 5 – Federal Home Loan Bank Advances

A summary of Federal Home Loan Bank (FHLB) advances are as follows:

Maturity	Term	Interest Rate	Balance December 31, 2007	Interest Rate	Balance June 30, 2007
09/24/2007	Floating	—	—	5.37	1,250
03/19/2008	Floating	4.28	350	—	—
03/21/2008	Floating	4.28	2,600	—	—
03/26/2008	Floating	4.28	1,050	—	—
03/28/2008	Floating	4.28	1,135	—	—
05/02/2008	Fixed	4.72	1,000	—	—
10/02/2008	Fixed	4.80	1,000	—	—
07/01/2010	Fixed	6.90	34	6.90	41
10/01/2010	Fixed	7.00	36	7.00	51
12/01/2010	Fixed	6.10	157	6.10	181
04/01/2014	Fixed	2.54	441	2.54	473
12/07/2017	Fixed	3.24	5,000	—	—
04/01/2019	Fixed	4.30	609	4.30	629

			$13,412		$2,625

Each fixed rate advance has a prepayment penalty equal to the present value of 100% of the lost cash flow based upon the difference between the contract rate on the advance and the current rate on the new advance. Each floating rate advance can be prepaid, without penalty, at each interest rate reset date. The $5 million advance with the maturity date of December 7, 2017 can be called, at the option of the FHLB, on December 7, 2010 and then quarterly thereafter until maturity.

CONSUMERS BANCORP, INC.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share data)

General

The following is management’s analysis of the Corporation’s results of operations for the three and six month periods ended December 31, 2007, compared to the same period in 2006, and the consolidated balance sheets at December 31, 2007 compared to June 30, 2007. This discussion is designed to provide a more comprehensive review of the operating results and financial condition than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

Overview

Consumers Bancorp, Inc., a bank holding company incorporated under the laws of the State of Ohio, owns all of the issued and outstanding common shares of Consumers National Bank, a bank chartered under the laws of the United States of America. The Corporation’s activities have been limited primarily to holding the common shares of the Bank. The Bank’s business involves attracting deposits from businesses and individual customers and using such deposits to originate commercial, mortgage and consumer loans in its market area, consisting primarily of Stark, Columbiana, Carroll and contiguous counties in Ohio. The Bank also invests in securities consisting primarily of U.S. government agency obligations, municipal obligations and mortgage-backed securities.

Forward-Looking Statements

When used in this report (including information incorporated by reference in this report), the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate”, “project,” “believe” or similar expressions are intended to identify “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may involve risks and uncertainties that are difficult to predict, may be beyond the Corporation’s control, and could cause actual results to differ materially from those described in such statements. Any such forward-looking statements are made only as of the date of this report or the respective dates of the relevant incorporated documents, as the case may be, and, except as required by law, the Corporation undertakes no obligation to update these forward-looking statements to reflect subsequent events or circumstances. Factors that could cause actual results or experience to differ from results discussed in the forward-looking statements include, but are not limited to: regional and national economic conditions becoming less favorable than expected, resulting in, among other things, a deterioration in credit quality of assets; changes in levels of market interest rates which could reduce anticipated or actual margins; credit risks, competitive and regulatory factors affecting lending activities; government regulation, and material unforeseen changes in the financial condition or results of Consumers National Bank’s customers could affect the Corporation’s financial performance and could cause the Corporation’s actual results for future periods to differ materially from those anticipated or projected.

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

Results of Operations

Three and Six Months Ended December 31, 2007 and 2006

Net Income

Net income increased by $96 and $156 for the three and six month periods ended December 31, 2007, respectively, as compared to the same periods last year. The increase in net income was mainly attributable to an increase in net interest income and service charges on deposit accounts along with a decline in provision for loan losses. Earnings per common share were $0.23 and $0.45 for the three and six month periods ended December 31, 2007, respectively, as compared to $0.18 and $0.36, respectively, for the same periods last year.

Return on average equity (ROE) and return on average assets (ROA) were 9.64% and 0.88%, respectively, for the second quarter of fiscal year 2008 compared to 7.61% and 0.75%, respectively, for the second quarter of fiscal year 2007.

Return on average equity (ROE) and return on average assets (ROA) were 9.43% and 0.87%, respectively, for the 2008 fiscal year-to-date period compared to 7.69% and 0.75%, respectively, for the same periods last year.

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

The Corporation’s net interest margin for the three months ended December 31, 2007 was 4.47%, compared to 4.70% for the same period last year. Net interest income for the three months ended December 31, 2007 increased by $41, or 1.9%, to $2,171 from $2,130 for the same period last year. The increase in net interest income was primarily due to an increase in the yield on interest-earning assets from 6.74% for the three months ended December 31, 2006 to 6.90% for the same period in 2007, as well as an increase in average interest-earning assets. The increase in the yield on interest-earning assets was mainly due to a 30 basis point increase in the

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

yield on loans resulting from adjustable rate loans repricing to higher rates. The Corporation’s cost of funds increased from 2.75% for the three months ended December 31, 2006 to 3.25% for the three months ended December 31, 2007 mainly due to higher rates affecting the rates paid on short-term borrowings and time deposits.

The Corporation’s net interest margin for the six months ended December 31, 2007 was 4.57%, compared to 4.66% for the same period last year. Net interest income for the six months ended December 31, 2007 increased by $92, or 2.2%, to $4,321 from $4,229 for the same period last year. The increase in the net interest income was primarily due to an increase in the yield on interest-earning assets from 6.68% for the six months ended December 31, 2006 to 6.95% for the same period in 2007. The increase in the yield on interest-earning assets was mainly due to a 41 basis point increase in the yield on loans resulting from adjustable rate loans repricing to higher rates. The Corporation’s cost of funds increased from 2.70% for the six months ended December 31, 2006 to 3.17% for the six months ended December 31, 2007 mainly due to higher rates affecting the rates paid on short-term borrowings and time deposits.

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Average Balance Sheets and Analysis of Net Interest Income for the Three Months Ended December 31,

(In thousands, except percentages)

	2007			2006
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Taxable securities	$35,366	$448	5.04%	$25,602	$300	4.65%
Nontaxable securities (1)	16,698	247	5.88	14,997	220	5.82
Loans receivable (1)	146,173	2,755	7.50	144,633	2,626	7.20
Federal funds sold	1,925	21	4.34	114	2	6.96

Total interest-earning assets	200,162	3,471	6.90%	185,346	3,148	6.74%

Noninterest-earning assets	14,533			14,482

Total Assets	$214,695			$199,828

Interest-bearing liabilities:
NOW	$9,595	$12	0.50%	$10,232	$12	0.47%
Savings	47,988	138	1.14	49,837	101	0.80
Time deposits	76,137	900	4.70	67,525	744	4.37
Short-term borrowings	10,675	116	4.32	5,060	37	2.90
FHLB advances	5,503	57	4.12	4,367	56	5.09

Total interest-bearing liabilities	149,898	1,223	3.25%	137,021	950	2.75%

Noninterest-bearing liabilities:
Noninterest-bearing checking accounts	43,359			41,857
Other liabilities	1,795			1,158

Total liabilities	195,052			180,036
Shareholders’ equity	19,643			19,792

Total liabilities and shareholders’ equity	$214,695			$199,828

Net interest income, interest rate spread (1)		$2,248	3.65%		$2,198	3.99%

Net interest margin (net interest as a percent of average interest-earning assets (1)			4.47%			4.70%

Average interest-earning assets to interest-bearing liabilities	133.53%			135.27%

(1)	calculated on a fully taxable equivalent basis

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Average Balance Sheets and Analysis of Net Interest Income for the Six Months Ended December 31,

(In thousands, except percentages)

	2007			2006
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Taxable securities	$33,239	$835	5.00%	$25,184	$582	4.58%
Nontaxable securities (1)	15,928	476	5.94	14,914	438	5.83
Loans receivable (1)	144,279	5,466	7.54	145,578	5,231	7.13
Federal funds sold	1,142	26	4.53	86	3	6.92

Total interest-earning assets	194,588	6,803	6.95%	185,762	6,254	6.68%

Noninterest-earning assets	15,107			14,992

Total Assets	$209,695			$200,754

Interest-bearing liabilities:
NOW	$10,047	$18	0.36%	$10,035	$14	0.28%
Savings	48,051	263	1.09	50,074	210	0.83
Time deposits	73,121	1,718	4.67	66,371	1,398	4.18
Short-term borrowings	9,845	211	4.26	5,285	78	2.93
FHLB advances	5,333	121	4.51	7,204	189	5.20

Total interest-bearing liabilities	146,397	2,331	3.17%	138,969	1,889	2.70%

Noninterest-bearing liabilities:
Noninterest-bearing checking accounts	42,300			41,115
Other liabilities	1,675			1,083

Total liabilities	190,372			181,167
Shareholders’ equity	19,323			19,587

Total liabilities and shareholders’ equity	$209,695			$200,754

Net interest income, interest rate spread (1)		$4,472	3.78%		$4,365	3.98%

Net interest margin (net interest as a percent of average interest-earning assets (1)			4.57%			4.66%

Average interest-earning assets to interest-bearing liabilities	132.92%			133.67%

(1)	calculated on a fully taxable equivalent basis

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Provision for Loan Losses

The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable credit losses inherent in the Bank’s loan portfolio that have been incurred at each balance sheet date. The provision for loan losses decreased to $108 for the three month period ended December 31, 2007 compared to $172 for the same period last year. The provision for loan losses decreased to $208 for the six month period ended December 31, 2007 compared to $343 for the same period last year.

The lower provision for loan losses for the three and six month periods ended December 31, 2007 resulted mainly from a decrease in net charge-offs as well as a significant reduction in non-performing loans from the prior year. Net charge-offs and the net charge-off ratio were $71 and 0.10%, respectively, for the 2008 fiscal year-to-date period compared with $171 and 0.24%, respectively, for the same period last year. Non-performing loans were $1,178, $959 and $2,272 as of December 31, 2007, June 30, 2007 and December 31, 2006, respectively. Within the $1,178 of non-performing loans, it is anticipated during the third fiscal quarter of 2008 that the principal balance outstanding of $237 will be paid off in full by the borrower from the proceeds of the sale of the collateral. Non-performing loans as of December 31, 2006 included one large loan relationship that was secured by two multi-family rental unit properties that were sold during first fiscal quarter of 2008.

Given the recent uncertainty in the housing market, management completed a review of the Bank’s residential real estate mortgage portfolio to determine its exposure to subprime loans. The Bank, by definition, has not participated in either the subprime first mortgage market or in predatory lending. In addition, a detailed review of the Bank’s home equity portfolio was completed since this portfolio would be the most effected by a decline in home values. The Bank has been conservative in its home equity lending practices with most loans originated at 85% or less of the home value and a small number of loans originated at 90% of the home value with more stringent credit and debt-to- income qualifications. The provision for loan losses as of December 31, 2007 was considered sufficient by management for maintaining an appropriate allowance for loan losses.

Non-Interest Income

Non-interest income increased to $614 during the second quarter of fiscal year 2008, compared to $571 for the same period last year. Within non-interest income, service charges on deposits increased by $52 mainly due to an increase in overdraft charges. Other income declined by $10 mainly due to a decline of $45 in alternative investment income that was partially offset by a $25 increase in debit card interchange income.

Non-interest income increased to $1,175 during the first six months of fiscal year 2008, compared to $1,131 for the same period last year. Within non-interest income, service charges on deposits increased by $37 mainly due to an increase in overdraft charges. Other

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

income declined by $27 mainly due to a decline of $88 in alternative investment income that was partially offset by a $40 increase in debit card interchange income and a $25 increase in loan fee income. Also, within non-interest income there was a $13 gain on the sale of other real estate property acquired through loan foreclosure as compared to a loss of $25 for the same six month period last year.

Non-Interest Expenses

Non-interest expenses increased by 0.8%, to $2,061 during the second quarter of fiscal year 2008, compared to $2,045 during the same period last year. Within non-interest expenses, salaries and employee benefits increased by $22 mainly due to increased expense for incentives and other expenses increased by $52 mainly due to higher debit card interchange fees (due to increased customer volume) and higher loan collection expenses. These increases were partially offset by a $32 decrease in professional fees for the three months ended December 31, 2007 as compared to the same period last year. Professional fees for 2006 included one time expenses related to a new product introduction and an operations review.

Non-interest expenses increased by 1.4%, to $4,106 during the first six months of fiscal year 2008, compared to $4,048 during the same period last year. Within non-interest expenses, other expenses increased by $109 mainly due to higher debit card interchange fees (due to increased customer volume) and higher loan collection expenses. These increases were partially offset by a $73 decrease in professional fees for the six months ended December 31, 2007 as compared to the same period last year. Professional fees for 2006 included one time expenses related to a new product introduction and an operations review.

The Corporation will be completing a data system upgrade of its main core processing system during the third quarter of fiscal year 2008. Initial costs will be incurred to complete the upgrade with the long-term projection of cost savings through reduced personnel expense and lower future capital expenditures.

Income Taxes

Income tax expense for the three months ended December 31, 2007 increased by $36, to $140 from $104, compared to the same period in 2006. The effective tax rate was 22.7% for the current quarter as compared to 21.5% for the same period last year. Income tax expense for the six months ended December 31, 2007 was $266 compared to $209 for the same period last year. The effective tax rate was 22.5% for the current six month period as compared to 21.6% for the same period last year. The effective tax rate differed from the federal statutory rate principally as a result of tax-exempt income from obligations of states and political subdivisions, loans and earnings on bank owned life insurance.

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Financial Condition

Total assets at December 31, 2007 were $223,231 compared to $201,958 at June 30, 2007, an increase of $21,273, or 10.5%. The increase in total assets was mainly attributed to an increase in available for sale securities as well as an increase in loan receivables.

Available for sale securities increased by $16,419 from $42,133 at June 30, 2007 to $58,552 at December 31, 2007 mainly due to two specific strategies that were implemented in the second quarter of fiscal year 2008. First, the Bank implemented a leveraged transaction in order to take advantage of low cost funding available through the FHLB to purchase $4,000 of mortgage-backed securities and $1,300 of municipal securities. The FHLB funding is at a cost of 3.24% and is callable two years from the date of issue. The securities purchased have a projected average tax equivalent yield of 5.30%.

The second main strategy the Bank implemented was the purchase of securities at a time management believed rates were at their peak in anticipation of cash flow that will be received from the securities portfolio in calendar year 2008. As part of this strategy, a $1,500 U.S. Government agency security, $4,700 of mortgage-backed securities and $800 of municipal securities were purchased at a projected average tax equivalent yield of 5.60%.

Loan receivables increased by $6,484 to $147,931 at December 31, 2007 compared to $141,447 at June 30, 2007, with the commercial, financial and agriculture loan portfolio increasing by $5,561. The current increase in loan receivables is mainly attributable to more favorable rate environment and more aggressive calling efforts by the lending officers.

Total shareholders’ equity increased by $1,145 from June 30, 2007, to $19,927 as of December 31, 2007. This increase was mainly due to net income for the current six month period and an increase in the fair market value of available for sale securities as a result of changes in interest rates. These increases were partially offset by cash dividends paid during the period as well as an increase in treasury stock.

In June 2007, the Board of Directors authorized a share repurchase program for up to 75,000 shares that can be repurchased through June 2008. As part of this repurchase program, 28,894 shares were repurchased during the six month period ended December 31, 2007.

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Non-Performing Assets

The following table presents the aggregate amounts of non-performing assets and respective ratios as of the dates indicated.

	December 31, 2007	June 30, 2007	December 31, 2006
Non-accrual loans	$1,178	$886	$2,272
Loans past due over 90 days and still accruing	—	73	—

Total non-performing loans	1,178	959	2,272
Other real estate owned	—	1,478	455

Total non-performing assets	$1,178	$2,437	$2,727

Non-performing loans to total loans	0.80%	0.68%	1.57%
Allowance for loan losses to total non-performing loans	128.86%	144.00%	76.10%
Loans 90 days or more past due and still accruing to total loans	—	0.05%	—

Following is a breakdown of non-accrual loans as of December 31, 2007 by collateral:

December 31, 2007
Commercial non-mortgage collateral	$544
Multifamily residential properties	98
1-4 family residential properties	536

Total	$1,178

As of December 31, 2007, impaired loans totaled $1,068, all of which are included in non-accrual loans. Commercial and commercial real estate loans are classified as impaired if management determines that full collection of principal and interest, in accordance with the terms of the loan documents, is not probable. Impaired loans and non-performing loans have been considered in management’s analysis of the appropriateness of the allowance for loan losses. Management and the Board of Directors are closely monitoring these loans and believe that the prospects for recovery of principal and interest, less identified specific reserves, are good.

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

To provide an additional source of liquidity, the Corporation has entered into an agreement with the Federal Home Loan Bank (FHLB) of Cincinnati. At December 31, 2007, FHLB advances totaled $13,412 as compared with $5,147 at September 30, 2007. FHLB advances increased mainly due to security purchases that were made during the first six months of fiscal year 2008. The Corporation considers the FHLB to be a reliable source of liquidity funding, secondary to its deposit base.

Jumbo time deposits (those with balances of $100 thousand and over) increased from $20,837 at September 30, 2007 to $22,352 at December 31, 2007. These deposits are monitored closely by the Corporation and priced on an individual basis. When these deposits are from a municipality, certain bank-owned securities are pledged to guarantee the safety of these public fund deposits as required by Ohio law. The Corporation has the option to use a fee paid broker to obtain deposits from outside its normal service area as an additional source of funding. The Corporation however, does not rely upon these deposits as a primary source of funding. Although management monitors interest rates on an ongoing basis, a quarterly rate sensitivity report is used to determine the effect of interest rate changes on the financial statements. In the opinion of management, enough assets or liabilities could be repriced over the near term (up to three years) to compensate for such changes. The spread on interest rates, or the difference between the average earning assets and the average interest-bearing liabilities, is monitored quarterly.

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Capital Resources

The Bank is subject to various regulatory capital requirements administered by federal regulatory agencies. Capital adequacy guidelines and prompt corrective-action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the Corporation’s financial statements. The Bank is considered well capitalized under the Federal Deposit Insurance Act at December 31, 2007. Management is not aware of any matters occurring subsequent to December 31, 2007 that would cause the Bank’s capital category to change.

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

The following table presents an analysis of the potential sensitivity of the Bank’s annual net interest income and present value of the Bank’s financial instruments to a sudden and sustained increase and decrease change in market interest rates of 200 and 100 basis points:

	Maximum Change 2007	Guidelines

One Year Net Interest Income Change
+200 Basis Points	(2.8)%	>(20.0)%
+100 Basis Points	(1.2)%	>(12.5)%
-100 Basis Points	0.9%	>(12.5)%
-200 Basis Points	1.6%	>(20.0)%
Net Present Value of Equity Change
+200 Basis Points	(21.1)%	>(25)%
+100 Basis Points	(9.7)%	>(20)%
-100 Basis Points	(1.0)%	>(20)%
-200 Basis Points	(6.7)%	>(25)%

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

CONSUMERS BANCORP, INC.

Item 4T – Controls and Procedures

As of December 31, 2007, an evaluation was carried out under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation, in reports that it files or submits under the Exchange Act (1) was recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

There were no changes in the Corporation’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect its internal control over financial reporting.

CONSUMERS BANCORP, INC.

PART II – OTHER INFORMATION

Item 1A – Risk Factors

There were no material changes to the risk factors as presented in the Corporation’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
October 1, 2007 – October 31, 2007	750	12.50	750

November 1, 2007 – November 30, 2007	144	12.50	144

December 1, 2007 – December 31, 2007	15,000	11.50	15,000	46,106

	15,894	11.56	15,894	46,106

In June 2007, the Corporation announced a share repurchase program for up to 75,000 shares that can be repurchased through June 2008. The purchases made in second fiscal quarter 2008 were accomplished through an open-market transaction and through two privately negotiated transactions.

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

Item 5 – Other Information

On February 13, 2008, the Board of Directors of Consumers Bancorp, Inc., declared a $0.08 per share cash dividend for shareholders of record on February 25, 2008 that will be paid on March 13, 2008.

Item 6 – Exhibits

Exhibit 11 Statement regarding Computation of Per Share Earnings (included in Note 1 to the Consolidated Financial Statements).

Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer & Treasurer

Exhibit 32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Exhibit 32.1 Certification of Chief Financial Officer & Treasurer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSUMERS BANCORP, INC.
(Registrant)

Date: February 14, 2008	/s/ Steven L. Muckley
Steven L. Muckley
Chief Executive Officer

Date: February 14, 2008	/s/ Renee K. Wood
Renee K. Wood
Chief Financial Officer & Treasurer