Form 10-Q
period 2008-03-31
CONSUMERS BANCORP INC /OH/
filed 2008-05-15
CIK 1006830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from              To

For the quarterly period ended March 31, 2008

Commission File No. 033-79130

CONSUMERS BANCORP, INC.

(Exact name of registrant as specified in its charter)

OHIO	34-1771400
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

614 East Lincoln Way, P.O. Box 256, Minerva, Ohio	44657
(Address of principal executive offices)	(Zip Code)

(330) 868-7701

(Registrant’s telephone number)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)		Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value	Outstanding at May 12, 2008
2,029,558 Common Shares

CONSUMERS BANCORP, INC.

FORM 10-Q

QUARTER ENDED MARCH 31, 2008

Part I – Financial Information

Item 1 – Financial Statements (Unaudited)

Interim financial information required by Rule 10-01 of Regulation S-X is included in this Form 10-Q as referenced below:

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

CONSUMERS BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	Unaudited March 31,	June 30,
	2008	2007
ASSETS
Cash and cash equivalents	$6,667	$5,558
Federal funds sold	19,405	—
Securities, available-for-sale	58,378	42,133
Federal bank and agency stocks, at cost	1,159	1,146
Total loans	148,970	141,447
Less allowance for loan losses	(1,656)	(1,381)

Net Loans	147,314	140,066

Cash surrender value of life insurance	4,410	4,290
Premises and equipment, net	4,024	4,273
Intangible assets	612	733
Other real estate owned	—	1,478
Accrued interest receivable and other assets	1,636	2,281

Total assets	$243,605	$201,958

LIABILITIES
Deposits
Non-interest bearing demand	$43,710	$42,170
Interest bearing demand	10,043	10,086
Savings	50,078	49,006
Time	82,187	68,329

Total deposits	186,018	169,591

Short-term borrowings	23,519	9,330
Federal Home Loan Bank advances	11,733	2,625
Accrued interest and other liabilities	1,985	1,630

Total liabilities	223,255	183,176
Commitments and contingent liabilities	—	—

SHAREHOLDERS’ EQUITY
Common stock (no par value, 2,500,000 shares authorized; 2,160,000 issued)	4,869	4,869
Retained earnings	16,767	15,920
Treasury stock, at cost (130,442 shares at March 31, 2008 and 94,566 shares at June 30, 2007)	(1,659)	(1,235)
Accumulated other comprehensive income (loss)	373	(772)

Total shareholders’ equity	20,350	18,782

Total liabilities and shareholders’ equity	$243,605	$201,958

See accompanying notes to consolidated financial statements

CONSUMERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months ended March 31,		Nine Months ended March 31,
	2008	2007	2008	2007
Interest income
Loans, including fees	$2,729	$2,571	$8,181	$7,795
Securities
Taxable	522	305	1,357	887
Tax-exempt	189	152	528	461
Federal funds sold	32	13	58	16

Total interest income	3,472	3,041	10,124	9,159
Interest expense
Deposits	1,037	903	3,036	2,525
Short-term borrowings	96	34	307	112
Federal Home Loan Bank advances	115	38	236	227

Total interest expense	1,248	975	3,579	2,864

Net interest income	2,224	2,066	6,545	6,295

Provision for loan losses	113	117	321	460

Net interest income after Provision for loan losses	2,111	1,949	6,224	5,835

Non-interest income
Service charges on deposit accounts	435	347	1,234	1,109
Gain on sale of securities	30	—	26	—
Gain (loss) on sale of other assets owned	—	—	13	(25)
Other	191	207	558	601

Total non-interest income	656	554	1,831	1,685
Non-interest expenses
Salaries and employee benefits	1,104	1,093	3,242	3,200
Occupancy	280	288	789	842
Professional fees	80	78	236	307
Franchise taxes	56	54	166	112
Printing and supplies	61	46	124	133
Telephone and network communications	60	50	181	163
Amortization of intangible	40	40	121	121
Other	558	486	1,486	1,305

Total non-interest expenses	2,239	2,135	6,345	6,183

Income before income taxes	528	368	1,710	1,337
Income tax expense	106	64	372	273

Net Income	$422	$304	$1,338	$1,064

Basic earnings per share	$0.21	$0.14	$0.65	$0.50

See accompanying notes to consolidated financial statements

CONSUMERS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months ended March 31,		Nine Months ended March 31,
	2008	2007	2008	2007
Balance at beginning of period	$19,927	$19,712	$18,782	$19,102

Comprehensive income
Net Income	422	304	1,338	1,064
Other comprehensive income	242	52	1,145	554

Total comprehensive income	664	356	2,483	1,618

Purchase of treasury stock (6,982 and 18,762 shares for the three months and 35,876 and 50,487 shares for the nine month periods ending March 31, 2008 and 2007, respectively)	(79)	(234)	(424)	(632)
Common cash dividends	(162)	(147)	(491)	(401)

Balance at the end of the period	$20,350	$19,687	$20,350	$19,687

Common cash dividends per share	$0.08	$0.07	$0.24	$0.19

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31,
(Dollars in thousands)	2008	2007
Cash flows from operating activities
Net cash from operating activities	$2,333	$2,063

Cash flow from investing activities
Securities available-for-sale
Purchases	(23,224)	(8,101)
Maturities and principal pay downs	3,997	3,635
Proceeds from sales of available-for-sale securities	4,783	(755)
Net increase in federal funds sold	(19,405)	—
Net (increase) decrease in loans	(7,690)	4,508
Acquisition of premises and equipment	(168)	(160)
Disposal of premises and equipment	1	—
Sale of other real estate owned	1,673	283

Net cash from investing activities	(40,033)	(590)

Cash flow from financing activities
Net increase in deposit accounts	16,427	5,567
Net change in short-term borrowings	14,189	313
Proceeds of Federal Home Loan Bank advances	10,500	5,610
Repayments of Federal Home Loan Bank advances	(1,392)	(12,575)
Purchase of treasury stock	(424)	(632)
Dividends paid	(491)	(401)

Net cash from financing activities	38,809	(2,118)

Decrease/(increase) in cash or cash equivalents	1,109	(645)

Cash and cash equivalents, beginning of period	5,558	5,941

Cash and cash equivalents, end of period	$6,667	$5,296

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$3,563	$2,861
Federal income taxes	305	160
Non-cash items:
Transfer from loans to repossessed assets	$121	$283

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

Earnings per Share: Earnings per common share are computed based on the weighted average common shares outstanding. The weighted average number of outstanding shares was 2,033,719 and 2,099,833 for the quarters ended March 31, 2008 and 2007, respectively. The weighted average number of outstanding shares was 2,048,048 and 2,115,101 for the nine months ended March 31, 2008 and 2007, respectively. The Corporation’s capital structure contains no dilutive securities.

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

The Corporation’s practice is to recognize potential interest and penalties related to unrecognized tax benefits in income tax expense. As of March 31, 2008, the Corporation did not record an accrual for either interest or penalties related to unrecognized tax benefits.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The Corporation files U.S. federal and Ohio state income tax returns. Tax years 2004-2006 remain open to examination by major taxing jurisdictions to which the Corporation is subject.

Note 2 – Securities

March 31, 2008	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Securities available-for-sale:
Obligations of government sponsored entities	$10,526	$391	$—
Obligations of states and political subdivisions	18,532	130	(257)
Mortgage–backed securities	28,442	436	(20)
Equity securities	878	—	(115)

Total Securities	$58,378	$957	$(392)

June 30, 2007	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Securities available-for-sale:
U.S. Treasury	$998	$—	$(2)
Obligations of government sponsored entities	9,892	—	(209)
Obligations of states and political subdivisions	14,638	8	(503)
Mortgage–backed securities	15,598	7	(477)
Equity securities	1,007	7	—

Total Securities	$42,133	$22	$(1,191)

The estimated fair values of securities at March 31, 2008, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Estimated Fair Value
Due in one year or less	$1,654
Due after one year through five years	2,064
Due after five years through ten years	12,353
Due after ten years	12,987

Total	29,058

Mortgage-backed securities	28,442
Equity securities	878

Total	$58,378

At March 31, 2008, available-for-sale securities included municipal securities issued by Farmersville, Texas school district that are insured by Permanent School Fund Guarantee with an aggregate book value of $2,190, or 10.8%, of shareholders’ equity. Other than this issue, there were no other holdings of securities of any one issuer, other than the U.S. government and its agencies and corporations, with an aggregate book value which exceeds 10% of shareholders’ equity. As of March 31, 2008, any unrealized losses on securities have not been recognized into income because the issuer(s) securities are of high credit quality and the decline in fair value is largely due to changes in interest rates. The fair value is expected to recover as the securities approach their maturity dates.

Note 3 – Loans

Major classifications of loans were as follows:

	March 31, 2008	June 30, 2007
Real estate – residential mortgage	$48,269	$50,988
Real estate – construction	6,132	2,184
Commercial, financial and agriculture	88,530	82,075
Consumer	6,039	6,200

Total Loans	$148,970	$141,447

	March 31,	June 30,	March 31,
	2008	2007	2007
Loans past due over 90 days and still accruing	$—	$73	$73
Loans on non-accrual	1,097	886	2,112
Impaired loans	1,046	706	1,920
Amount of allowance allocated to impaired loans	122	136	450

For each of the periods listed above, all of the impaired loans were also included in non-accrual loans.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 4 – Allowance for Loan Losses

A summary of activity in the allowance for loan losses for the nine months ended March 31, 2008, and 2007, were as follows:

	2008	2007
Beginning of period	$1,381	$1,557
Provision	321	460
Charge-offs	(133)	(425)
Recoveries	87	88

Balance at March 31,	$1,656	$1,680

Note 5 – Federal Home Loan Bank Advances

A summary of Federal Home Loan Bank (FHLB) advances are as follows:

Maturity	Term	Interest Rate	Balance March 31, 2008	Interest Rate	Balance June 30, 2007
09/24/2007	Floating	—	—	5.37	1,250
05/02/2008	Fixed	4.72	1,000	—	—
10/02/2008	Fixed	4.80	1,000	—	—
01/15/2010	Fixed	2.96	625	—	—
07/01/2010	Fixed	6.90	31	6.90	41
10/01/2010	Fixed	7.00	33	7.00	51
12/01/2010	Fixed	6.10	146	6.10	181
12/08/2010	Fixed	2.92	250	—	—
01/18/2011	Fixed	3.14	625	—	—
01/24/2011	Fixed	3.09	500	—	—
07/22/2011	Fixed	3.24	500	—	—
01/24/2012	Fixed	3.37	500	—	—
01/24/2012	Fixed	3.50	500	—	—
04/01/2014	Fixed	2.54	425	2.54	473
12/07/2017	Fixed	3.24	5,000	—	—
04/01/2019	Fixed	4.30	598	4.30	629

			$11,733		$2,625

Each fixed rate advance has a prepayment penalty equal to the present value of 100% of the lost cash flow based upon the difference between the contract rate on the advance and the current rate on the new advance. The floating rate advance can be prepaid, without penalty, at each interest rate reset date. The $5 million advance with the maturity date of December 7, 2017 can be called, at the option of the FHLB, on December 7, 2010 and then quarterly thereafter until maturity.

CONSUMERS BANCORP, INC.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share data)

General

The following is management’s analysis of the Corporation’s results of operations for the three and nine month periods ended March 31, 2008, compared to the same periods in 2007, and the consolidated balance sheets at March 31, 2008 compared to June 30, 2007. This discussion is designed to provide a more comprehensive review of the operating results and financial condition than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

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

Forward-Looking Statements

When used in this report (including information incorporated by reference in this report), the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “believe” or similar expressions are intended to identify “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may involve risks and uncertainties that are difficult to predict, may be beyond the Corporation’s control, and could cause actual results to differ materially from those described in such statements. Any such forward-looking statements are made only as of the date of this report or the respective dates of the relevant incorporated documents, as the case may be, and, except as required by law, the Corporation undertakes no obligation to update these forward-looking statements to reflect subsequent events or circumstances. Factors that could cause actual results or experience to differ from results discussed in the forward-looking statements include, but are not limited to: regional and national economic conditions becoming less favorable than expected, resulting in, among other things, a deterioration in credit quality of assets; changes in levels of market interest rates which could reduce anticipated or actual margins; credit risks, competitive and regulatory factors affecting lending activities; government regulation, and material unforeseen changes in the financial condition or results of Consumers National Bank’s customers could affect the Corporation’s financial performance and could cause the Corporation’s actual results for future periods to differ materially from those anticipated or projected.

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

Results of Operations

Three and Nine Months Ended March 31, 2008 and March 31, 2007

Net Income

Net income increased by $118 and $274 for the three and nine month periods ended March 31, 2008, respectively, as compared to the same periods last year. The increase in net income was mainly attributable to an increase in net interest income and service charges on deposit accounts. Earnings per common share were $0.21 and $0.65 for the three and nine month periods ended March 31, 2008, respectively, as compared to $0.14 and $0.50, respectively, for the same periods last year.

Return on average equity (ROE) and return on average assets (ROA) were 8.43% and 0.75%, respectively, for the third quarter of fiscal year 2008 compared to 6.24% and 0.62%, respectively, for the third quarter of fiscal year 2007.

ROE and ROA were 9.09% and 0.83%, respectively, for the nine months ended March 31, 2008 compared to 7.21% and 0.71%, respectively, for the same periods last year.

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

The Corporation’s net interest margin for the three months ended March 31, 2008 was 4.37%, compared to 4.67% for the same period last year. Net interest income for the three months ended March 31, 2008 increased by $158, or 7.6%, to $2,224 from $2,066 for the same period last year. The increase in net interest income was primarily due to an increase in average interest-earning assets. The Corporation’s cost of funds increased from 2.85% for the three months ended March 31, 2007 to 3.10% for the three months ended March 31, 2008 mainly due to higher rates affecting the rates paid on money market savings accounts and short-term borrowings.

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

The Corporation’s net interest margin for the nine months ended March 31, 2008 was 4.50%, compared to 4.66% for the same period last year. Net interest income for the nine months ended March 31, 2008 increased by $250, or 4.0%, to $6,545 from $6,295 for the same period last year. The increase in the net interest income was primarily due to an increase in the yield on interest-earning assets from 6.72% for the nine months ended March 31, 2007 to 6.88% for the same period in 2008 and due to an increase of $14,800 in average interest-earning assets. The increase in the yield on interest-earning assets was mainly due to a 32 basis point increase in the yield on loans resulting from adjustable rate loans repricing to higher rates. The Corporation’s cost of funds increased from 2.75% for the nine months ended March 31, 2007 to 3.14% for the nine months ended March 31, 2008 mainly due to higher rates affecting the rates paid on short-term borrowings and time deposits.

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Average Balance Sheets and Analysis of Net Interest Income for the Three Months Ended March 31,

(In thousands, except percentages)

	2008			2007
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Taxable securities	$41,290	$522	5.08%	$26,022	$305	4.75%
Nontaxable securities (1)	18,077	266	5.92	14,482	216	6.05
Loans receivable (1)	148,423	2,735	7.41	143,970	2,575	7.25
Federal funds sold	4,515	32	2.85	984	13	5.36

Total interest-earning assets	212,305	3,555	6.73%	185,458	3,109	6.80

Noninterest-earning assets	14,117			14,736

Total Assets	$226,422			$200,194

Interest-bearing liabilities:
NOW	$9,729	$12	0.50%	$10,386	$10	0.39%
Savings	48,702	130	1.07	50,445	107	0.86
Time deposits	80,395	895	4.48	70,262	786	4.54
Short-term borrowings	10,659	96	3.62	4,431	34	3.11
FHLB advances	12,501	115	3.70	3,225	38	4.78

Total interest-bearing liabilities	161,986	1,248	3.10%	138,749	975	2.85%

Noninterest-bearing liabilities:
Noninterest-bearing checking accounts	42,585			40,476
Other liabilities	1,694			1,194

Total liabilities	206,265			180,419
Shareholders’ equity	20,157			19,775

Total liabilities and shareholders’ equity	$226,422			$200,194

Net interest income, interest rate spread (1)		$2,307	3.63%		$2,134	3.95%

Net interest margin (net interest as a percent of average interest-earning assets (1)			4.37%			4.67%

Average interest-earning assets to interest-bearing liabilities	131.06%			133.66%

(1)	calculated on a fully taxable equivalent basis

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Average Balance Sheets and Analysis of Net Interest Income for the Nine Months Ended March 31,

(In thousands, except percentages)

	2008			2007
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Taxable securities	$35,904	$1,357	5.03%	$25,459	$887	4.64%
Nontaxable securities (1)	16,639	742	5.94	14,772	654	5.90
Loans receivable (1)	145,661	8,201	7.49	145,050	7,806	7.17
Federal funds sold	2,258	58	3.42	381	16	5.59

Total interest-earning assets	200,462	10,358	6.88%	185,662	9,363	6.72

Noninterest-earning assets	14,768			14,908

Total Assets	$215,230			$200,570

Interest-bearing liabilities:
NOW	$9,941	$30	0.40%	$10,150	$24	0.31%
Savings	48,266	393	1.08	50,196	317	0.84
Time deposits	75,621	2,613	4.60	67,649	2,184	4.30
Short-term borrowings	10,115	307	4.04	5,005	112	2.98
FHLB advances	7,705	236	4.08	5,897	227	5.13

Total interest-bearing liabilities	151,648	3,579	3.14%	138,897	2,864	2.75%

Noninterest-bearing liabilities:
Noninterest-bearing checking accounts	42,302			40,905
Other liabilities	1,681			1,120

Total liabilities	195,631			180,922
Shareholders’ equity	19,599			19,648

Total liabilities and shareholders’ equity	$215,230			$200,570

Net interest income, interest rate spread (1)		$6,779	3.74%		$6,499	3.97%

Net interest margin (net interest as a percent of average interest-earning assets (1)			4.50%			4.66%

Average interest-earning assets to interest-bearing liabilities	132.19%			133.67%

(1)	calculated on a fully taxable equivalent basis

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Provision for Loan Losses

The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable credit losses inherent in the Bank’s loan portfolio that have been incurred at each balance sheet date. The provision for loan losses decreased to $113 for the three month period ended March 31, 2008 compared to $117 for the same period last year. The provision for loan losses decreased to $321 for the nine month period ended March 31, 2008 compared to $460 for the same period last year.

The lower provision for loan losses for the nine month period ended March 31, 2008 resulted mainly from a decrease in net charge-offs as well as a significant reduction in non-performing loans from the prior year. Net charge-offs and the net charge-off ratio were $46 and 0.04%, respectively, for the 2008 fiscal year-to-date period compared with $337 and 0.31%, respectively, for the same period last year. Non-performing loans were $1,097, $959 and $2,185 as of March 31, 2008, June 30, 2007 and March 31, 2007, respectively. Non-performing loans as of March 31, 2007 included one large loan relationship that was secured by two multi-family rental unit properties that were transferred to other real estate owned in the fourth quarter of fiscal year 2007 and sold during the first quarter of fiscal year 2008.

Given the recent uncertainty in the housing market, management completed a review of the Bank’s residential real estate mortgage portfolio to determine its exposure to subprime loans. A detailed review of the Bank’s home equity portfolio was completed since this portfolio would be the most effected by a decline in home values. A majority of the Bank’s home equity loans were originated at 85% or less of the home value with a small number of loans originated at 90% of the home value with the additional requirements of a higher minimum credit score and a lower debt-to-income ratio. In addition, delinquency within the residential real estate portfolio remains below our peer group. The provision for loan losses as of March 31, 2008 was considered sufficient by management for maintaining an appropriate allowance for loan losses.

Non-Interest Income

Non-interest income increased to $656 during the third quarter of fiscal year 2008, compared to $554 for the same period last year. Within non-interest income during the third quarter of fiscal year 2008, service charges on deposits increased by $88 mainly due to an increase in overdraft fee income from increased volume. Other income declined by $16 mainly due to a decline of $47 in alternative investment income that was partially offset by a $24 increase in debit card interchange income. Also, within non-interest income a $30 gain on the sale of securities was recognized on the sale of shorter term bonds that were exchanged for slightly longer term, higher yielding bonds.

Non-interest income increased to $1,831 during the first nine months of fiscal year 2008, compared to $1,685 for the same period last year. Within non-interest income during the first nine months of fiscal year 2008, service charges on deposits increased by $125

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

mainly due to an increase in overdraft fee income from increased volume. Other income declined by $43 mainly due to a decline of $135 in alternative investment income that was partially offset by a $64 increase in debit card interchange income and a $19 increase in loan fee income. Also, within non-interest income there was a $13 gain on the sale of other real estate property acquired through loan foreclosure as compared to a loss of $25 for the same nine month period last year.

Non-Interest Expenses

Non-interest expenses increased by 4.9%, to $2,239, during the third quarter of fiscal year 2008, compared to $2,135 during the same period last year. Within non-interest expenses during the third quarter of fiscal year 2008, other expenses increased by $72 mainly due to $161 of expenses related to a data system upgrade of the core processing system and migration to a new regional electronic funds transfer processor completed during the third quarter of fiscal year 2008.

Non-interest expenses increased by 2.6%, to $6,345 during the first nine months of fiscal year 2008, compared to $6,183 during the same period last year. Within non-interest expenses during the first nine months of fiscal year 2008, salaries and employee benefits increased by $42 mainly due to increased expense for incentives and other expenses increased by $181 mainly due to expenses related to a data system upgrade and migration to a new regional electronic funds transfer processor. These increases were partially offset by a $71 decrease in professional fees for the nine months ended March 31, 2008 as compared to the same period last year. Professional fees for 2007 included one time expenses related to a new product introduction and an operations review.

Income Taxes

Income tax expense for the three months ended March 31, 2008 increased by $42, to $106 from $64, compared to the same period in 2007. The effective tax rate was 20.1% for the current quarter as compared to 17.4% for the same period last year. Income tax expense for the nine months ended March 31, 2008 was $372 compared to $273 for the same period last year. The effective tax rate was 21.8% for the current nine month period as compared to 20.4% for the same period last year. The effective tax rate differed from the federal statutory rate principally as a result of tax-exempt income from obligations of states and political subdivisions, loans and earnings on bank owned life insurance.

Financial Condition

Total assets at March 31, 2008 were $243,605 compared to $201,958 at June 30, 2007, an increase of $41,647, or 20.6%. The increase in total assets was mainly attributed to an increase in available-for-sale securities and federal funds sold as well as an increase in loan receivables.

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Available-for-sale securities increased by $16,245 from $42,133 at June 30, 2007 to $58,378 at March 31, 2008 mainly due to two specific strategies that were implemented in the second quarter of fiscal year 2008. First, the Bank implemented a leveraged transaction in order to take advantage of low cost funding available through the FHLB to purchase $4,000 of mortgage-backed securities and $1,300 of municipal securities. The FHLB funding is at a cost of 3.24% and is callable two years from the date of issue. The securities purchased have a projected average tax equivalent yield of 5.30%.

The second main strategy the Bank implemented was the purchase of securities, at a time management believed rates were at their peak, in anticipation of cash flow that will be received from the securities portfolio in calendar year 2008. As part of this strategy, a $1,500 U.S. Government agency security, $4,700 of mortgage-backed securities and $800 of municipal securities were purchased at a projected average tax equivalent yield of 5.60%.

Loan receivables increased by $7,523 to $148,970 at March 31, 2008 compared to $141,447 at June 30, 2007, with the commercial, financial and agriculture loan portfolio increasing by $6,455. The current increase in loan receivables is mainly attributable to a more favorable rate environment and more aggressive calling efforts by the lending officers.

Total shareholders’ equity increased by $1,568 from June 30, 2007, to $20,350 as of March 31, 2008. This increase was mainly due to net income for the current nine month period and an increase in the fair market value of available-for-sale securities as a result of changes in interest rates. These increases were partially offset by cash dividends paid during the period as well as an increase in treasury stock.

In June 2007, the Board of Directors authorized a share repurchase program for up to 75,000 shares that can be repurchased through June 2008. As part of this repurchase program, 35,876 shares were repurchased during the nine month period ended March 31, 2008.

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Non-Performing Assets

The following table presents the aggregate amounts of non-performing assets and respective ratios as of the dates indicated.

	March 31, 2008	June 30, 2007	March 31, 2007
Non-accrual loans	$1,097	$886	$2,112
Loans past due over 90 days and still accruing	—	73	73

Total non-performing loans	1,097	959	2,185
Other real estate owned	—	1,478	724

Total non-performing assets	$1,097	$2,437	$2,909

Non-performing loans to total loans	0.74%	0.68%	1.53%
Allowance for loan losses to total non-performing loans	150.96%	144.00%	76.89%
Loans 90 days or more past due and still accruing to total loans	—	0.05%	0.05%

Following is a breakdown of non-accrual loans as of March 31, 2008 by collateral:

March 31, 2008
Commercial non-mortgage collateral	$138
Vacant land	345
Multifamily residential properties	92
1-4 family residential properties	522

Total	$1,097

As of March 31, 2008, impaired loans totaled $1,046, all of which are included in non-accrual loans. Commercial and commercial real estate loans are classified as impaired if management determines that full collection of principal and interest, in accordance with the terms of the loan documents, is not probable. Impaired loans and non-performing loans have been considered in management’s analysis of the appropriateness of the allowance for loan losses. Management and the Board of Directors are closely monitoring these loans and believe that the prospects for recovery of principal and interest, less identified specific reserves, are good.

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

To provide an additional source of liquidity, the Corporation has entered into an agreement with the Federal Home Loan Bank (FHLB) of Cincinnati. At March 31, 2008, FHLB advances totaled $11,733 as compared with $2,625 at June 30, 2007. FHLB advances increased mainly due to security purchases that were made during the first nine months of fiscal year 2008. The Corporation considers the FHLB to be a reliable source of liquidity funding, secondary to its deposit base.

Short-term borrowings consisted of repurchase agreements which is a financing arrangement that matures daily. The Bank pledges securities as collateral for the repurchase agreements. Short-term borrowings increased by $14,189 from June 30, 2007 mainly due to deposits received from local municipalities.

Jumbo time deposits (those with balances of $100 thousand and over) increased from $19,972 at June 30, 2007 to $25,333 at March 31, 2008. These deposits are monitored closely by the Corporation and priced on an individual basis. When these deposits are from a municipality, certain bank-owned securities are pledged to guarantee the safety of these public fund deposits as required by Ohio law. The Corporation has the option to use a fee-paid broker to obtain deposits from outside its normal service area as an additional source of funding. The Corporation however, does not rely upon these deposits as a primary source of funding. Although management monitors interest rates on an ongoing basis, a quarterly rate sensitivity report is used to determine the effect of interest rate changes on the financial statements. In the opinion of management, enough assets or liabilities could be repriced over the near term (up to three years) to compensate for such changes. The spread on interest rates, or the difference between the average earning assets and the average interest-bearing liabilities, is monitored quarterly.

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Capital Resources

The Bank is subject to various regulatory capital requirements administered by federal regulatory agencies. Capital adequacy guidelines and prompt corrective-action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the Corporation’s financial statements. The Bank is considered well capitalized under the Federal Deposit Insurance Act at March 31, 2008. Management is not aware of any matters occurring subsequent to March 31, 2008 that would cause the Bank’s capital category to change.

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

The following table presents an analysis of the potential sensitivity of the Bank’s annual net interest income and present value of the Bank’s financial instruments to a sudden and sustained increase and decrease change in market interest rates of 200 and 100 basis points:

	Maximum Change
	2008	Guidelines
One Year Net Interest Income Change
+200 Basis Points	(0.2)%	>(20.0)%
+100 Basis Points	0.2%	>(12.5)%
-100 Basis Points	0.5%	>(12.5)%
-200 Basis Points	(1.5)%	>(20.0)%
Net Present Value of Equity Change
+200 Basis Points	(28.0)%	>(25)%
+100 Basis Points	(13.9)%	>(20)%
-100 Basis Points	4.0%	>(20)%
-200 Basis Points	(9.0)%	>(25)%

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

CONSUMERS BANCORP, INC.

Item 4T – Controls and Procedures

As of March 31, 2008, an evaluation was carried out under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2008, the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation, in reports that it files or submits under the Exchange Act (1) was recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

There were no changes in the Corporation’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect its internal control over financial reporting.

CONSUMERS BANCORP, INC.

PART II – OTHER INFORMATION

Item 1A – Risk Factors

There were no material changes to the risk factors as presented in the Corporation’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
January 1, 2008 – January 31, 2008	—	—	—	46,106

February 1, 2008 – February 29, 2008	1,332	12.00	1,332	44,774

March 1, 2008 – March 31, 2008	5,650	11.00	5,650	39,124

	6,982	11.19	6,982	39,124

In June 2007, the Corporation announced a share repurchase program for up to 75,000 shares that can be repurchased through June 2008. The purchases made in third fiscal quarter 2008 were accomplished through an open-market transaction and through one privately negotiated transaction.

Item 5 – Other Information

On May 14, 2008, the Board of Directors of Consumers Bancorp, Inc., declared a $0.10 per share cash dividend for shareholders of record on May 26, 2008 that will be paid on June 12, 2008.

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

CONSUMERS BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSUMERS BANCORP, INC.
(Registrant)

Date: May 15, 2008	/s/ Steven L. Muckley
Steven L. Muckley
Chief Executive Officer

Date: May 15, 2008	/s/ Renee K. Wood
Renee K. Wood
Chief Financial Officer & Treasurer