Form 10-K
period 2008-06-30
CONSUMERS BANCORP INC /OH/
filed 2008-09-15
CIK 1006830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

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

Large accelerated filer  ☐     Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Based on the closing sales price on December 31, 2007, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $15,611,135.

The number of shares outstanding of the Registrant’s common stock, without par value was 2,029,558 at September 1, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Certain specifically designated portions of Consumers Bancorp, Inc.’s definitive Proxy Statement dated September 15, 2008 for its 2008 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

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

Since 1965, the Bank’s main office has been serving the Minerva, Ohio area from its location at 614 East Lincoln Way, Minerva, Ohio. The Bank’s business involves attracting deposits from businesses and individual customers and using such deposits to originate commercial, mortgage and consumer loans in its market area, consisting primarily of Stark, Columbiana, Carroll and contiguous counties in Ohio. The Bank also invests in securities consisting primarily of obligations of U.S. government sponsored entities, municipal obligations and mortgage-backed securities.

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

Sarbanes-Oxley Act: The Sarbanes-Oxley Act of 2002 contains important requirements for public companies in the area of financial disclosure and corporate governance. In accordance with section 302(a) of the Sarbanes-Oxley Act, written certifications by the Corporation’s Chief Executive Officer and Chief Financial Officer are required. These certifications attest that the Corporation’s quarterly and annual reports filed with the SEC do not contain any untrue statement of a material fact or omit to state a material fact. See Item 9A(T) “Controls and Procedures” for the Corporation’s evaluation of its disclosure controls and procedures.

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

The banking agencies have also established a minimum leverage ratio of 3%, which represents Tier 1 capital as a percentage of total assets, less intangibles. However, for all but the most highly rated banks and bank holding companies, the banking agencies expect an additional margin of at least 100 to 200 basis points. At June 30, 2008, the Bank was in compliance with all regulatory capital requirements. Actual and required capital amounts and ratios are presented elsewhere, specifically in Note 11 of the Corporation’s audited financial statements for the year ended June 30, 2008.

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

Employees

As of June 30, 2008, the Bank employed 84 full-time and 26 part-time employees. None of the employees are represented by a collective bargaining group. Management considers its relations with employees to be good.

Statistical Disclosure

The following statistical information is included on the indicated pages of this Report:

Average Consolidated Balance Sheet And Net Interest Margin	13
Interest Rates and Interest Differential	14
Carrying Values Of Securities	16
Maturities And Weighted-Average Yield Of Securities	17
Loan Types	18
Selected Loan Maturities And Interest Sensitivity	18
Non-accrual, Past Due And Restructured Loans And Other Nonperforming Assets	19
Potential Problem Loans	19
Summary Of Loan Loss Experience	19
Allocation Of Allowance For Loan Losses	20
Average Amount And Average Rate Paid On Deposits	21
Time Deposits Of $100,000 Or More	21
Short-Term Borrowings	21 and 41
Selected Consolidated Financial Data	10

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

The Corporation’s Code of Ethics Policy, which is applicable to all directors, officers and employees of the corporation, and its Code of Ethics for Principal Financial Officers, which is applicable to the principal executive officer and the principal financial officer, are each available on the Investor Relations section under Required Disclosures of the Corporation’s website (www.consumersbancorp.com). Copies of either of the Code of Ethics Policies are also available in print to shareholders upon request, addressed to the Corporate Secretary at Consumers Bancorp, Inc., 614 East Lincoln Way, Minerva, Ohio 44657. The Corporation intends to post amendments to or waivers from its Code of Ethics on its website.

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

Concentration of service area could negatively affect our financial performance. A concentration of credit risk can arise with respect to loans and deposits. As of June 30, 2008, the Bank’s deposit and lending market area is concentrated in Stark, Columbiana and Carroll Counties in northeastern Ohio. Because of the concentration of deposits and loans in these three counties, in the event of adverse economic conditions, the Bank could experience more difficulty in attracting deposits and experience higher rates of loss and delinquency on its loans than if the loans were more geographically diversified. Adverse economic conditions in this region of Ohio may reduce demand for credit of fee-based products and could negatively affect real estate and other collateral values, interest rate levels, and the availability of credit to refinance loans at or prior to maturity.

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

ITEM 1B—UNRESOLVED STAFF COMMENTS

None

ITEM 2—PROPERTIES

The Bank owns and maintains the premises in which seven of the ten banking facilities are located, and leases offices in Carrollton, Alliance and Malvern. The location of each of the currently operating offices is as follows:

Minerva Office:	614 E. Lincoln Way, P.O. Box 256, Minerva, Ohio, 44657
Salem Office:	141 S. Ellsworth Ave., P.O. Box 798, Salem, Ohio, 44460
Waynesburg Office:	8607 Waynesburg Dr. SE, P.O. Box 746, Waynesburg, Ohio, 44423
Hanoverton Office:	30034 Canal St., P.O. Box 178, Hanoverton, Ohio, 44423
Carrollton Office:	1017 Canton Rd. NW, P.O. Box 8, Carrollton, Ohio, 44615
Alliance Office:	610 West State St., Alliance, Ohio, 44601
Lisbon Office:	7985 Dickey Dr., Lisbon, Ohio 44432
Louisville Office: East Canton Office:	1111 N. Chapel St., Louisville, Ohio 44641 440 W. Noble, East Canton, Ohio, 44730
Malvern Office:	4070 Alliance Rd., Malvern, Ohio 44644

In the opinion of management, the properties listed above are adequate for their present uses and the Bank’s business requirements and are adequately covered by insurance.

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

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation had 2,029,558 common shares outstanding on June 30, 2008 with 654 shareholders of record and an estimated 270 additional beneficial holders whose stock was held in nominee name.

The common shares of Consumers Bancorp, Inc. are traded on the over-the-counter bulletin board. The following quoted market prices reflect inter-dealer prices, without adjustments for retail markups, markdowns, or commissions and may not represent actual transactions. The market prices represent highs and lows reported during the quarterly period.

Quarter Ended	September 30, 2007	December 31, 2007	March 31, 2008	June 30, 2008
High	$13.00	$12.75	$12.01	$12.30
Low	10.05	10.90	10.50	11.70
Cash dividends paid per share	0.08	0.08	0.08	0.10

Quarter Ended	September 30, 2006	December 31, 2006	March 31, 2007	June 30, 2007
High	$13.00	$12.95	$12.75	$12.75
Low	12.25	12.15	12.00	10.40
Cash dividends paid per share	0.05	0.07	0.07	0.07

Management does not have knowledge of the prices paid in all transactions and has not verified the accuracy of those prices that have been reported. Because of the lack of an established market for the Corporation’s common shares, these prices may not reflect the prices at which the common shares would trade in an active market.

The Corporation’s principal source of funds for dividend payment is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. See Note 1 and Note 11 to the Consolidated Financial Statements for dividend restrictions.

The Corporation has no compensation plans under which equity securities are authorized for issuance. There were no repurchases of the Corporation’s securities during the fourth quarter of fiscal year 2008. The share repurchase plan that was approved by the Board of Directors in June 2007 ended with 35,876 shares purchased of the 75,000 shares that were authorized for repurchase.

Performance Graph

Set forth below is a line graph comparing the yearly change in the cumulative total shareholder return on Consumers Bancorp’s Common Stock against the cumulative return of the NASDAQ Bank Index and the S&P 500 Index for the five-year period ended June 30, 2008. The total shareholder return assumes a $100 investment in Consumers Bancorp’s Common Stock, the NASDAQ Bank Index and the S&P 500 Index on June 30, 2003 and that all dividends were reinvested.

	2003	2004	2005	2006	2007	2008
CBKM.OB	$100	$103	$77	$61	$49	$60
NASDAQ Banks Index	100	118	124	130	128	83
S&P 500 Index	100	117	122	130	154	131

Historical stock price performance shown on the graph is not necessarily indicative of the future price performance.

ITEM 6—SELECTED FINANCIAL DATA

Five-Year Selected Data

(Dollar amounts in thousands, except per share data)

	June 30, 2008	June 30, 2007	June 30, 2006	June 30, 2005	June 30, 2004
Interest income	$13,478	$12,338	$11,387	$10,384	$10,066
Interest expense	4,628	3,912	3,029	1,595	1,554

Net interest income	8,850	8,426	8,358	8,789	8,512
Provision for loan losses	430	728	730	122	381

Net interest income after provision for loan losses	8,420	7,698	7,628	8,667	8,131
Other income	2,468	2,154	2,171	2,298	2,299
Other expense	8,592	8,316	8,353	8,175	7,432

Income before income taxes	2,296	1,536	1,446	2,790	2,998
Income taxes	493	273	268	835	915

Net income	$1,803	$1,263	$1,178	$1,955	$2,083

Basic earnings per share	$0.88	$0.60	$0.55	$0.91	$0.97
Cash dividends paid per share	$0.34	$0.26	$0.32	$0.36	$0.34
Cash dividends paid	$694	$547	$686	$772	$730
Weighted average number of shares outstanding	2,043,489	2,105,656	2,142,479	2,145,432	2,146,281

Total assets	$233,077	$201,958	$203,550	$191,180	$186,237
Securities available-for-sale	59,212	42,133	37,470	24,733	30,141
Loans	152,350	141,447	148,002	149,662	140,145
Allowance for loan losses	1,709	1,381	1,557	1,523	1,753
Deposits	188,844	169,591	167,308	162,499	154,768
Federal Home Loan Bank advances	10,601	2,625	10,790	2,335	6,757
Total shareholders’ equity	19,571	18,782	19,102	19,297	18,110

Return on Average Assets	0.82%	0.63%	0.59%	1.03%	1.13%
Return on Average Equity	9.09	6.43	6.08	10.24	11.65
Dividend Payout Ratio	38.49	43.31	58.23	39.49	35.05
Average Equity to Average Assets	9.03	9.75	9.64	10.04	9.74

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share data)

General

The following is management’s analysis of the Corporation’s financial condition and results of operations as of and for the year ended June 30, 2008, compared to prior years. This discussion is designed to provide a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

Overview

Consumers Bancorp, Inc., a bank holding company incorporated under the laws of the State of Ohio, owns all of the issued and outstanding capital stock of Consumers National Bank, a bank chartered under the laws of the United States of America. The Corporation’s activities have been limited primarily to holding the common stock of the Bank. The Bank’s business involves attracting deposits from businesses and individual customers and using such deposits to originate commercial, mortgage and consumer loans in its market area, consisting primarily of Stark, Columbiana, Carroll and contiguous counties in Ohio. The Bank also invests in securities consisting primarily of U.S. government sponsored entities, municipal obligations and mortgage-backed securities.

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

Comparison of Results of Operations for the Years Ended June 30, 2008, June 30, 2007 and June 30, 2006

Net Income. Net income increased by $540, or 42.8%, from 2007 to 2008 mainly as a result of an increase in the net interest income, other income and as a result of a reduction in provision for loan losses. Net income increased by $85, or 7.2%, from 2006 to 2007 mainly as a result of an increase in the net interest margin from 4.65% to 4.67% and as a result of a reduction in other expenses.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS—(continued)

(Dollars in thousands, except per share data)

Net interest income for the year of 2008 was $8,850, an increase of $424, or 5.0%, from $8,426 in the year of 2007. The Corporation’s net interest margin for the year ended June 30, 2008 was 4.48%, a decrease of 19 basis points from 2007. Interest income for the year of 2008 was $13,478, an increase of $1,140, or 9.2%, from $12,338 in the year of 2007. This increase was mainly the result of an $18,328, or 9.8% increase in average interest earning assets. Interest expense for the year of 2008 was $4,628, an increase of $716, or 18.3%, from $3,912 in the year of 2007. This increase was mainly due to a $15,465, or 11.1%, increase in average interest bearing liabilities.

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

Net Interest Income Year ended June 30,	2008	2007	2006
Net interest income	$8,850	$8,426	$8,358
Taxable equivalent adjustments to net interest	326	276	255

Net interest income, fully taxable equivalent	$9,176	$8,702	$8,613
Net interest margin	4.32%	4.52%	4.51%
Taxable equivalent adjustment	0.16	0.15	0.14

Net interest margin, fully taxable equivalent	4.48%	4.67%	4.65%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS—(continued)

(Dollars in thousands, except per share data)

Three-Year Average Balance Sheet and Net Interest Margin

	2008			2007			2006
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest earning assets:
Taxable securities	$37,504	$1,888	5.03%	$26,450	$1,243	4.70%	$23,480	$976	4.16%
Nontaxable Securities (1)	17,123	1,024	5.98	14,753	873	5.92	12,790	780	6.10
Loans receivable (1)	146,277	10,781	7.37	144,187	10,440	7.24	148,986	9,880	6.63
Federal funds sold	3,907	111	2.84	1,093	58	5.31	146	6	4.11

Total interest earning assets	204,811	13,804	6.74%	186,483	12,614	6.76%	185,402	11,642	6.28%
Non-interest earning assets	14,694			15,066			15,600

Total assets	$219,505			$201,549			$201,002

Interest bearing liabilities:
NOW	$10,197	$43	0.42%	$10,160	$29	0.29%	$11,898	$33	0.28%
Savings	49,008	491	1.00	50,333	448	0.89	52,468	316	0.60
Time deposits	76,547	3,376	4.41	68,473	2,991	4.37	58,967	1,990	3.37
Short-term borrowings	10,918	386	3.54	5,681	186	3.27	5,721	134	2.34
FHLB advances	8,514	332	3.90	5,072	258	5.09	12,431	556	4.47

Total interest bearing liabilities	155,184	4,628	2.98%	139,719	3,912	2.80%	141,485	3,029	2.14%

Non-interest bearing liabilities	44,496			42,187			40,149

Total liabilities	199,680			181,906			181,634
Shareholders’ equity	19,825			19,643			19,368

Total liabilities and shareholders’ equity	$219,505			$201,549			$201,002

Net interest income, interest rate spread (1)		$9,176	3.76%		$8,702	3.96%		$8,613	4.14%
Net interest margin (net interest as a percent of average interest earning assets) (1)			4.48%			4.67%			4.65%
Average interest earning assets to interest bearing liabilities			131.98%			133.47%			131.04%

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

INTEREST RATES AND INTEREST DIFFERENTIAL

	2008 Compared to 2007 Increase / (Decrease)			2007 Compared to 2006 Increase / (Decrease)
	Total Change	Change due to Volume	Change due to Rate	Total Change	Change due to Volume	Change due to Rate
	(In thousands)
Interest earning assets:
Taxable securities	$645	$551	$94	$267	$131	$136
Nontaxable securities (1)	151	142	9	93	117	(24)
Loans receivable (2)	341	153	188	560	(326)	886
Federal funds sold	53	91	(38)	52	50	2

Total interest income	1,190	937	253	972	(28)	1,000

Interest bearing liabilities:
NOW accounts	14	—	14	(4)	(5)	1
Savings deposits	43	(12)	55	132	(13)	145
Time deposits	385	356	29	1,001	354	647
Short-term borrowings	200	184	16	52	(1)	53
FHLB advances	74	145	(71)	(298)	(366)	68

Total interest expense	716	673	43	883	(31)	914

Net interest income	$474	$264	$210	$89	$3	$86

(1)	Nontaxable income is adjusted to a fully tax equivalent basis utilizing a 34% tax rate.
(2)	Non-accrual loan balances are included for purposes of computing the rate and volume effects although interest on these balances has been excluded.

Provision for Loan Losses. The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable credit losses inherent in the Corporation’s loan portfolio that have been incurred at each balance sheet date. The provision for loan losses was $430 in fiscal year 2008 compared to $728 in fiscal year 2007 and $730 in fiscal year 2006. The lower provision for loan losses in 2008 mainly resulted from net charge-offs declining to their lowest level in five years. Net charge-offs and the net charge-off ratio were $102 and 0.07%, respectively, for 2008 compared with $904 and 0.64%, respectively, for the same period last year. In 2007, the $728 provision for loan losses mainly resulted from net charge-offs that were taken during the same period. A portion of the 2007 net charge-offs were related to a loan that had been specifically allocated for within the allowance for loan loss in a prior period when the probable loss had been identified. The provision for loan losses for the twelve month period ended June 30, 2006 resulted from an increase in net charge-offs and an increase in non-performing loans.

Net charge-offs were $102 during fiscal year 2008 and were mainly within the installment loan portfolio. Net charges-offs were $904 and $696 for 2007 and 2006, respectively, and were mainly within the commercial, financial and agricultural portfolio. Net charge-offs for 2007 included a total of $669 related to one loan relationship that was secured by two multi-family rental unit properties.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS—(continued)

(Dollars in thousands, except per share data)

Non-performing loans as a percentage of total loans increased from 0.68% as of June 30, 2007 to 0.94% as of June 30, 2008. The increase in non-performing loans from June 30, 2007 to June 30, 2008 was primarily related to an increase in non-accrual loans within the residential real estate portfolio. Non-performing loans have been considered in management’s analysis of the appropriateness of the allowance for loan losses. Management and the Board of Directors are closely monitoring these loans and believe that the prospects for recovery of principal, less identified specific reserves, are good.

Given the recent uncertainty in the housing market, management completed a review of the Bank’s residential real estate mortgage portfolio to determine its exposure to subprime loans. A detailed analysis of the Bank’s home equity portfolio was completed since this portfolio would be the most affected by a decline in home values. A majority of the Bank’s home equity loans were originated at 85% or less of the home value with a small number of loans originated at 90% of the home value with the additional requirements of a higher minimum credit score and a lower debt-to-income ratio. Delinquency within the real estate portfolio remains below our peer group.

Other Income. Total other income primarily includes service charges on deposit accounts, debit card interchange income and other miscellaneous income. Service charges on deposit accounts increased by $187, or 12.5%, in 2008 to $1,679 from $1,492 mainly from an increase in overdrawn account fee income due to higher volume. In 2007, service charges on deposit accounts declined slightly to $1,492 from $1,540 due to a decline in overdrawn account fee income. Debit card interchange income increased in 2008 to $407 from $317 and $269 for fiscal years ended 2007 and 2006, respectively due to increased volume. Alternative investment income, which is income from investment banking, advisory, brokerage, and underwriting, declined to $22 in 2008 from $179 in 2007. Alternative investment income declined in 2008 due to the program being without a full-time Financial Consultant for much of the year. This program had an impact on other income in 2007, and we believe it will be an important component of earnings in the future.

Gains recognized on the sale of securities totaled $26 during 2008 and $24 during 2007. There were no security gains recognized in 2006. During 2008 and 2006, gains of $13 and $6, respectively were recognized on the sale of other real estate owned, which represents property acquired by the Corporation as a result of loan foreclosure, or by deed in lieu of foreclosure. A loss of $181 was recognized in 2007 from the sale of other real estate owned.

Other Expenses. Total other expenses were $8,592 for the year ended June 30, 2008; an increase of $276, or 3.3% from $8,316 for the year ended June 30, 2007, which had declined $37, or 0.4%, from $8,353 for the year ended June 30, 2006.

Salary and employee benefit expenses increased $65, or 1.5%, during the fiscal year ended June 30, 2008 and decreased $26, or 0.6%, during the fiscal year ended June 30, 2007.

The amortization of the intangible is directly related to the purchase premium of the Lisbon, Ohio branch that was purchased in January 2000.

Debit card processing expenses increased $124 during the 2008 fiscal year. Approximately $89 of this increase was associated with one-time expenses due to the migration to a new regional electronic funds transfer processor that was completed during the third quarter of fiscal year 2008. The remaining portion of the increase was due to increased volume.

Other expense totaled $1,634 for the year ended June 30, 2008, an increase of $94, or 6.1%, from $1,540 for the year ended June 30, 2007. Other expense increased by $51, or 3.4%, from 2006 to 2007. A data system upgrade of the main core processing system was completed during the third quarter of fiscal year 2008. As part of this upgrade, $102 of expenses were incurred and included within other expenses for the 2008 fiscal year. As a result of these changes, long-term cost savings are projected through reduced personnel expense, lower future capital expenditures and reduced expenses related to electronic funds transfer processing.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS—(continued)

(Dollars in thousands, except per share data)

Income Tax Expense. The provision for income taxes totaled $493, $273 and $268 for the years ended June 30, 2008, 2007 and 2006, respectively. The effective tax rates were 21.5%, 17.8% and 18.5%, respectively. The effective tax rate differed from the federal statutory rate principally as a result of tax-exempt income from obligations of states and political subdivisions, loans and earnings on bank owned life insurance.

Financial Condition

Total assets at June 30, 2008 were $233,077 compared to $201,958 at June 30, 2007, an increase of $31,119, or 15.4%. The increase in total assets is mainly attributed to an increase in loans of $10,903, or 7.7%, and available-for-sale securities of $17,079, or 40.5%.

Securities. Available-for-sale securities increased by $17,079 from $42,133 at June 30, 2007 to $59,212 at June 30, 2008 mainly due to two specific strategies that were implemented in the second quarter of fiscal year 2008. First, the Bank implemented a leveraged transaction in order to take advantage of low cost funding available through the FHLB to purchase $4,000 of mortgage-backed securities and $1,300 of municipal securities. The FHLB funding is at a cost of 3.24% and is callable two years from the date of issue. The securities purchased have a projected average tax equivalent yield of 5.30%.

The second strategy the Bank implemented was the purchase of securities in November 2007, at a time management believed rates were at their peak, in anticipation of cash flow that will be received from the securities portfolio in calendar year 2008 and 2009. As part of this strategy, a $1,500 U.S. Government sponsored entity security, $4,700 of mortgage-backed securities and $800 of municipal securities were purchased at a projected average tax equivalent yield of 5.60%.

The following table sets forth certain information regarding the amortized cost and fair value of the Corporation’s securities at the dates indicated.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2008
Obligations of government sponsored entities	$10,133	$160	$(44)	$10,249
Obligations of state and political subdivisions	18,461	19	(582)	17,898
Mortgage-backed securities	30,645	85	(406)	30,324
Trust preferred securities	985	—	(244)	741

Total securities	$60,224	$264	$(1,276)	$59,212

June 30, 2007
U.S. Treasury	$1,000	$—	$(2)	$998
Obligations of government sponsored entities	10,101	—	(209)	9,892
Obligations of state and political subdivisions	15,133	8	(503)	14,638
Mortgage-backed securities	16,068	7	(477)	15,598
Trust preferred securities	1,000	7	—	1,007

Total securities	$43,302	$22	$(1,191)	$42,133

June 30, 2006
U.S. Treasury	$1,000	$—	$(12)	$988
Obligations of government sponsored entities	10,121	—	(355)	9,766
Obligations of state and political subdivisions	14,580	9	(291)	14,298
Mortgage-backed securities	11,977	5	(564)	11,418
Trust preferred securities	1,000	—	—	1,000

Total securities	$38,678	$14	$(1,222)	$37,470

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS—(continued)

(Dollars in thousands, except per share data)

The following tables summarize the amounts and distribution of the Corporation’s securities held and the weighted average yields as of June 30, 2008:

	Amortized Cost	Fair Value	Average Yield / Cost
AVAILABLE-FOR-SALE
Obligations of government sponsored entities:
3 months or less	$1,001	$1,003	4.15%
Over 3 months through 1 year	—	—	—
Over 1 year through 5 years	1,761	1,718	3.86
Over 5 years through 10 years	4,406	4,519	5.42
Over 10 years	2,965	3,009	5.56

Total obligations of government sponsored entities	10,133	10,249	5.07
Obligations of state and political subdivisions:
Over 3 months through 1 year	175	178	6.75
Over 1 year through 5 years	983	981	6.70
Over 5 years through 10 years	8,195	7,952	5.91
Over 10 years	9,108	8,787	6.21

Total obligations of state and political subdivisions	18,461	17,898	6.11
Mortgage-backed securities:
3 months or less	190	190	3.14
Over 3 months through 1 year	—	—	—
Over 1 year through 5 years	15,366	15,224	4.87
Over 5 years through 10 years	15,089	14,910	5.42

Total mortgage-backed securities	30,645	30,324	5.14
Trust preferred securities	985	741	3.95

Total securities	$60,224	$59,212	5.40%

The weighted average interest rates are based on coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount. The weighted average yield on tax-exempt obligations has been calculated on a tax equivalent basis. Average yields are based on amortized cost balances.

At June 30, 2008, trust preferred securities, which represent pooled trust preferred securities, had an amortized cost of $985 and a market value of $741. Based on management’s evaluation of the trust preferred securities, it is believed the decline in market value is temporary due to current market conditions. The Corporation has the intent and ability to hold these securities until the fair value is recovered, which may be maturity, and therefore, does not consider them to be other-than-temporarily impaired at June 30, 2008. Management will continue to monitor this security for any impairment.

At June 30, 2008, available for sale securities included municipal securities issued by Farmersville Texas school district that are insured by Permanent School Fund Guarantee with an aggregate book value of $2,126, or 10.9%, of shareholders’ equity. Other than this issuance, there were no other holdings of securities of any one issuer, other than the U.S. government and its agencies and corporations, with an aggregate book value which exceeds 10% of shareholders’ equity.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS—(continued)

(Dollars in thousands, except per share data)

Loans. Loan receivables increased by $10,903 to $152,350 at June 30, 2008 compared to $141,447 at June 30, 2007, with the commercial, financial and agriculture loan portfolio increasing by $7,155. As of June 30, 2008, real estate construction loans included $4,896 of owner-occupied commercial loans, $1,092 of nonowner-occupied commercial loans and $416 of owner-occupied residential real estate loans. The increase in loan receivables is mainly attributable to a more favorable rate environment and more aggressive calling efforts by the lending officers.

Major classifications of loans were as follows as of June 30:

	2008	2007	2006	2005	2004
Real estate—mortgage	$50,765	$50,988	$53,596	$61,936	$65,242
Real estate—construction	6,404	2,184	1,720	4,648	3,945
Commercial, financial and agricultural	89,230	82,075	86,397	75,815	64,362
Installment loans to individuals	5,951	6,200	6,289	7,263	6,596

Total Loans	$152,350	$141,447	$148,002	$149,662	$140,145

The following is a schedule of contractual maturities and repayments of real estate construction, commercial, financial and agricultural loans, as of June 30, 2008:

Due in one year or less	$10,244
Due after one year but within five years	9,428
Due after five years	75,962

Total	$95,634

The following is a schedule of fixed and variable rate real estate construction, commercial, financial and agricultural loans due after one year (variable rate loans are those loans with floating or adjustable interest rates) as of June 30, 2008:

	Fixed Interest Rates	Variable Interest Rates
Total real estate construction, commercial, financial and agricultural loans due after one year	$27,410	$57,980

Foreign Outstandings—there were no foreign outstandings during the periods presented. There are no concentrations of loans greater than 10% of total loans, which are not otherwise disclosed as a category of loans.

Allowance for Loan Losses. The allowance for loan losses balance and the provision charged to expense are judgmentally determined by management based upon the periodic review of the loan portfolio, an analysis of impaired loans, past loan loss experience, economic conditions, anticipated loan portfolio growth, and various other circumstances which are subject to change over time. In making this judgment, management reviews selected large loans as well as delinquent loans, non-accrual loans, problem loans, and loans to industries experiencing economic difficulties. The collectability of these loans is evaluated after considering the current financial position of the borrower, the estimated market value of the collateral, guarantees and the Corporation’s collateral position versus other creditors. Judgments, which are necessarily subjective, as to the probability of loss and the amount of such loss, are formed on these loans, as well as other loans in the aggregate.

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

Properties acquired by the Corporation as a result of foreclosure, or by deed in lieu of foreclosure, are classified as “other real estate owned” until such time as they are or otherwise disposed. As of June 30, 2008, there were no properties classified as other real estate owned. Non-performing loans are either in the process of foreclosure or efforts are being made to work with the borrower to bring the loan current.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS—(continued)

(Dollars in thousands, except per share data)

The following schedule summarizes non-accrual, past due, and impaired loans for the years ended June 30:

	2008	2007	2006	2005	2004
Non-accrual loans	$1,433	$886	$3,198	$1,807	$2,092
Accrual loans past due 90 days	—	73	—	190	178

Total non-performing loans	$1,433	$959	$3,198	$1,997	$2,270
Other real estate owned	—	1,478	749	524	585

Total non-performing assets	$1,433	$2,437	$3,947	$2,521	$2,855

Impaired Loans	$1,270	$706	$2,803	$1,096	$797

There were no restructured loans for the periods presented. For June 30, 2008, all of the impaired loans were also included in non-accrual loans.

Potential Problem Loans. There were no loans, not otherwise identified above, included on management’s watch or troubled loan lists that management has serious doubts as to the ability of such borrowers to comply with the loan repayment terms. Management’s watch and troubled loan lists includes loans which management has some doubt as to the borrowers’ ability to comply with the present repayment terms, loans which management is actively monitoring due to changes in the borrowers financial condition and other loans which management wants to more closely monitor due to special circumstances. These loans and their potential loss exposure have been considered in management’s analysis of the adequacy of the allowance for loan losses.

The following table summarizes the Corporation’s loan loss experience, and provides a breakdown of the charge-off, recovery and other activity for the years ended June 30:

	2008	2007	2006	2005	2004
Allowance for loan losses at beginning of year	$1,381	$1,557	$1,523	$1,753	$1,685
Loans charged off:
Real estate mortgage	33	91	209	—	84
Real estate construction	—	—	—	—	—
Commercial, financial and agricultural	35	794	447	344	86
Installment loans to individuals	137	152	168	161	283

Total charge offs	205	1,037	824	505	453
Recoveries:
Real estate mortgage	2	1	12	6	17
Real estate construction	—	—	—	—	—
Commercial, financial and agricultural	31	34	7	43	7
Installment loans to individuals	70	98	109	104	116

Total recoveries	103	133	128	153	140

Net charge offs	102	904	696	352	313
Provision for loan losses charged to operations	430	728	730	122	381

Allowance for loan losses at end of year	$1,709	$1,381	$1,557	$1,523	$1,753

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS—(continued)

(Dollars in thousands, except per share data)

The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios:

	Allocation of the Allowance for Loan Losses
	Allowance Amount	% of Loan Type to Total Loans	Allowance Amount	% of Loan Type to Total Loans
	June 30, 2008		June 30, 2007
Commercial, financial and agricultural	$1,031	57.4%	$961	58.0%
Installment loans to individuals	83	4.6	96	4.4
Real estate	595	38.0	324	37.6

Total	$1,709	100.0%	$1,381	100.0%

	Allocation of the Allowance for Loan Losses
	Allowance Amount	% of Loan Type to Total Loans	Allowance Amount	% of Loan Type to Total Loans
	June 30, 2006		June 30, 2005
Commercial, financial and agricultural	$1,124	58.4%	$662	50.7%
Installment loans to individuals	156	4.2	173	4.8
Real estate	277	37.4	580	44.5
Unallocated	—	—	108	—

Total	$1,557	100.0%	$1,523	100.0%

	June 30, 2004
Commercial, financial and agricultural	$639	46.0%
Installment loans to individuals	272	4.7
Real estate	676	49.3
Unallocated	166	—

Total	$1,753	100.0%

While management’s periodic analysis of the adequacy of the allowance for loan loss may allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-off that may occur. During 2006, the 2005 unallocated portion of the allowance for loan losses was allocated within the allowance for loan losses to the various loan types.

Funding Sources. Total deposits increased $19,253, or 11.4%, from $169,591 at June 30, 2007 to $188,844 at June 30, 2008. Non-interest bearing deposits increased $2,310, or 5.5%, and interest-bearing checking balances increased $3,212, or 31.8%, from June 30, 2007 to June 30, 2008. Time deposits increased $10,247, or 15.0%, and savings deposits increased $3,484, or 7.1%, from June 30, 2007 to June 30, 2008. We believe commercial and retail customers are turning to community banking in these uncertain times and this trend is reflected in the increase in the deposit balances.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS—(continued)

(Dollars in thousands, except per share data)

The following is a schedule of average deposit amounts and average rates paid on each category for the periods included:

	Years Ended June 30,
	2008		2007		2006
	Amount	Rate	Amount	Rate	Amount	Rate
Non-interest bearing demand deposit	$42,933	—	$41,058	—	$39,005	—
Interest bearing demand deposit	10,197	0.42%	10,160	0.29%	11,898	0.28%
Savings	49,008	1.00	50,333	0.89	52,468	0.60
Certificates and other time deposits	76,547	4.41	68,473	4.37	58,967	3.37

Total	$178,685	2.19%	$170,024	2.04%	$162,338	1.44%

The following table summarizes time deposits issued in amounts of $100 or more as of June 30, 2008 by time remaining until maturity:

Maturing in:
Under 3 months	$5,592
Over 3 to 6 months	6,656
Over 6 to 12 months	6,931
Over 12 months	4,536

Total	$23,715

See Note 7—Short-Term Borrowings to the Consolidated Financial Statements, for information concerning short-term borrowings.

Shareholders’ equity. Total shareholders’ equity increased by $789 from $18,782 at June 30, 2007 to $19,571 at June 30, 2008. The increase was primarily due to net income of $1,803 for the current fiscal year. This increase was partially offset by cash dividends paid and an increase in treasury stock of $424.

The share repurchase plan that was approved by the Board of Directors in June 2007 ended with 35,876 shares purchased of the 75,000 shares that were authorized for repurchase.

Liquidity

Management considers the asset position of the Bank to be sufficiently liquid to meet normal operating needs and conditions. The Bank’s earning assets are divided primarily between loans and available-for-sale securities, with any excess funds placed in federal funds sold on a daily basis.

Net cash from operating activities for the 2008 fiscal year were $3,347, net cash from investing activities was $(30,941) and net cash from financing activities was $28,673. The major sources of cash were $19,253 net increase in deposits, $7,976 net increase in FHLB advances and $10,344 from sales, maturities or principal pay downs on available-for-sale securities. The major uses of cash were the $27,171 purchase of securities and a $10,785 net increase in loans. Total cash and cash equivalents was $6,637 as of June 30, 2008 compared to $5,558 at June 30, 2007.

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

The Bank offers several forms of deposit products to its customers. The rates offered by the Bank and the fees charged for them are competitive with others available currently in the market area. While the Bank continues to be under competitive pressures in the Bank’s market area as financial institutions attempt to attract and keep new deposits, many commercial and retail customers have been turning to community banking in these uncertain times. Time deposit interest rates began to decline in the later half of the second quarter of the 2008 fiscal year. Compared to our peers, the Corporation’s cost of funds still remains at a relatively low level at 2.98%.

Jumbo time deposits (those with balances of $100 and over) increased from $19,972 at June 30, 2007 to $23,715 at June 30, 2008. These deposits are monitored closely by the Bank and typically priced on an individual basis. When these deposits are from a municipality, certain bank-owned securities are pledged to guarantee the safety of these public fund deposits as required by Ohio law. The Corporation has the option to use a fee paid broker to obtain deposits from outside its normal service area as an additional source of funding. However, these deposits are not relied upon as a primary source of funding and the Bank can foresee no dependence on these types of deposits in the near term.

The net interest margin is monitored monthly. It is the Bank’s goal to maintain the net interest margin at 4.0% or greater. The net interest margin on a tax equivalent basis for 2008 was 4.48% as compared to 4.67% for 2007 and 4.65% in 2006.

Capital Resources

At June 30, 2008, management believes the Bank complied with all regulatory capital requirements. Based on the Bank’s computed regulatory capital ratios, the Office of the Comptroller of the Currency has determined the Bank to be well capitalized under the Federal Deposit Insurance Act as of its latest exam date. The Bank’s actual and required capital amounts are disclosed in Note 11 of the consolidated financial statements. Management is not aware of any matters occurring subsequent to that exam that would cause the Bank’s capital category to change.

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

The allowance is regularly reviewed by management to determine whether or not the amount is considered adequate to absorb probable losses. If not, an additional provision is made to increase the allowance. This evaluation includes specific loss estimates on certain individually reviewed loans, loss estimates for loan groups or pools that are based on historical loss experience and general loss estimates that are based upon the size, quality, and concentration characteristics of the various loan portfolios, adverse situations that may affect a borrower’s ability to repay, and current economic and industry conditions, among other things. The allowance is also subject to periodic examination by regulators whose review includes a determination as to its adequacy to absorb potential losses.

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

Valuation of Securities. The portfolio of available-for-sale securities is reported at fair value. The fair value of a security is determined based on quoted market prices. If quoted market prices are not available, fair value is determined based on quoted prices of similar instruments. Securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual security, such as the length of time the fair value has been below cost, the expectation for that security’s performance, the credit worthiness of the issuer, and the Corporation’s ability to hold the security to maturity. A decline in value that is considered to be other-than-temporary would be recorded as a loss within other income in the consolidated statements of income.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS—(continued)

(Dollars in thousands, except per share data)

Quantitative and Qualitative Disclosures about Market Risk

The Bank measures interest-rate risk from the perspectives of earnings at risk and value at risk. The primary purpose of both the loan and securities portfolios is the generation of income. Credit risk is the principal focus of risk analysis in the loan portfolio, while interest-rate risk is the principal focus in the securities portfolio. The securities portfolio is the vehicle used to manage both interest-rate and liquidity risk. The Bank monitors interest rate risk position using simulation analysis of net interest income and net income over a two-year period. The Bank also calculates the effect of an instantaneous change in market interest rates on the economic value of equity or net portfolio value. Once these analyses are complete, management reviews the results, with an emphasis on the income-simulation results for purposes of managing interest-rate risk. The rate sensitivity position is managed to avoid wide swings in net interest margins. Measurement and identification of current and potential interest rate risk exposures is conducted quarterly, with reporting and monitoring also occurring quarterly. The Bank applies interest rate shocks to its financial instruments up and down 50, 100, 200, and 300 basis points. In 2008, the guidelines for the one year change in net interest income and the change in net present value of equity were updated to be more reflective of industry standards for the peer group management uses for comparison purposes.

The projected volatility of net interest income to a +200 and -100 basis points change for all quarterly models during 2008 and 2007 fell within the Board of Directors guidelines for net interest income change. The projected volatility of the net present value of equity to a +200 basis points change in market interest rates is slightly outside of the policy guidelines in 2008. This was mainly caused by widening spreads on government sponsored entity securities. The widening spreads caused more depreciation within the portfolio as rates rise.

The following table presents an analysis of the potential sensitivity of the Bank’s annual net interest income and present value of the Bank’s financial instruments to sudden and sustained increase or decrease of 100 and 200 basis points change in market interest rates:

	2008	Guidelines	2007	Guidelines
One Year Net Interest Income Change
+200 Basis Points	0.2%	>-20.0%	(1.6)%	>-16.0%
+100 Basis Points	0.4%	>-12.5%	(0.7)%	>-8.0%
-100 Basis Points	0.2%	>-12.5%	0.6%	>-8.0%
-200 Basis Points	(1.2)%	>-20.0%	1.2%	>-16.0%
Net Present Value of Equity Change
+200 Basis Points	(26.8)%	>-25.0%	(14.3)%	>-20.0%
+100 Basis Points	(14.4)%	>-20.0%	(6.2)%	>-20.0%
-100 Basis Points	8.5%	>-20.0%	(1.2)%	>-20.0%
-200 Basis Points	3.3%	>-25.0%	(5.6)%	>-20.0%

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS—(continued)

(Dollars in thousands, except per share data)

Contractual Obligations, Commitments and Contingent Liabilities

The following table presents, as of June 30, 2008, the Corporation’s significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	Note Reference	2008	2009	2010	2011	2012	Thereafter	Total
Certificates of deposit	6	$63,943	$10,248	$2,097	$1,396	$514	$378	$78,576
Short-term borrowings	7	11,892	—	—	—	—	—	11,892
Federal Home Loan Advances	8	1,242	1,075	1,256	1,089	579	5,360	10,601
Salary continuation plan	9	16	16	16	16	16	794	874
Operating leases	4	112	82	33	33	33	82	375
Deposits without maturity		—	—	—	—	—	—	110,268

Note 12 to the Consolidated Financial Statements discusses in greater detail other commitments and contingencies and the various obligations that exist under those agreements. These commitments and contingencies consist primarily of commitments to extend credit to borrowers under lines of credit.

Off-Balance Sheet Arrangements

At June 30, 2008, the Corporation had no unconsolidated, related special purpose entities, nor did the Corporation engage in derivatives and hedging contracts, such as interest rate swaps, which may expose the Corporation to liabilities greater than the amounts recorded on the consolidated balance sheet. The Corporation’s investment policy prohibits engaging in derivative contracts for speculative trading purposes; however, in the future, the Corporation may pursue certain contracts, such as interest rate swaps, in an effort to execute a sound and defensive interest rate risk management policy.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this section appears under the caption “Quantitative and Qualitative Disclosures about Market Risk” located in Item 7 on page 24 of this Report.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Consumers Bancorp, Inc.

Minerva, Ohio

We have audited the accompanying consolidated balance sheets of Consumers Bancorp, Inc. as of June 30, 2008 and 2007 and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Consumers Bancorp, Inc. as of June 30, 2008 and 2007 and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2008, in conformity with U. S. generally accepted accounting principles.

As discussed in Note 1, the Company adopted Staff Accounting Bulletin 108, “Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements” and accordingly adjusted assets and liabilities at the beginning of fiscal 2007 with an offsetting adjustment to the opening balance of retained earnings.

/s/ Crowe Chizek and Company LLC

Crowe Chizek and Company LLC

Columbus, Ohio
August 29, 2008

CONSUMERS BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

As of June 30, 2008 and 2007

(Dollar amounts in thousands, except per share data)

	2008	2007
ASSETS:
Cash and cash equivalents	$6,637	$5,558
Federal funds sold	4,325	—
Securities, available-for-sale	59,212	42,133
Federal bank and other restricted stocks, at cost	1,173	1,146
Total loans	152,350	141,447
Less allowance for loan losses	(1,709)	(1,381)

Net loans	150,641	140,066
Cash surrender value of life insurance	4,452	4,290
Premises and equipment, net	4,024	4,273
Intangible assets, net	572	733
Other real estate owned	—	1,478
Accrued interest receivable and other assets	2,041	2,281

Total assets	$233,077	$201,958

LIABILITIES:
Deposits:
Non-interest bearing demand	$44,480	$42,170
Interest bearing demand	13,298	10,086
Savings	52,490	49,006
Time	78,576	68,329

Total deposits	188,844	169,591
Short-term borrowings	11,892	9,330
Federal Home Loan Bank advances	10,601	2,625
Accrued interest payable and other liabilities	2,169	1,630

Total liabilities	213,506	183,176
Commitments and contingent liabilities	—	—

SHAREHOLDERS’ EQUITY:
Common shares, no par value; 2,500,000 shares authorized; 2,160,000 shares issued	4,869	4,869
Retained earnings	17,029	15,920
Treasury stock, at cost (130,442 and 94,566 common shares at June 30, 2008 and 2007, respectively)	(1,659)	(1,235)
Accumulated other comprehensive loss	(668)	(772)

Total shareholders’ equity	19,571	18,782

Total liabilities and shareholders’ equity	$233,077	$201,958

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

Years Ended June 30, 2008, 2007 and 2006

(Dollar amounts in thousands, except per share data)

	2008	2007	2006
Interest income:
Loans, including fees	$10,754	$10,421	$9,865
Federal funds sold	111	58	6
Securities:
Taxable	1,888	1,243	976
Tax-exempt	725	616	540

Total interest income	13,478	12,338	11,387
Interest expense:
Deposits	3,910	3,468	2,339
Federal Home Loan Bank advances	332	258	556
Short-term borrowings	386	186	134

Total interest expense	4,628	3,912	3,029

Net interest income	8,850	8,426	8,358
Provision for loan losses	430	728	730

Net interest income after provision for loan losses	8,420	7,698	7,628

Other income:
Service charges on deposit accounts	1,679	1,492	1,540
Debit card interchange income	407	317	269
Securities gains, net	26	24	—
Gain (loss) on other real estate owned	13	(181)	6
Bank owned life insurance income	162	151	145
Alternative investment income	22	179	64
Other	159	172	147

Total other income	2,468	2,154	2,171

Other expenses:
Salaries and employee benefits	4,361	4,296	4,322
Occupancy	1,094	1,129	1,107
Professional fees	333	380	348
Franchise taxes	221	167	193
Printing and supplies	170	165	230
Amortization of intangible	161	161	161
Telephone and communications	229	213	251
Debit card processing expenses	389	265	252
Other	1,634	1,540	1,489

Total other expenses	8,592	8,316	8,353

Income before income taxes	2,296	1,536	1,446
Income tax expense	493	273	268

Net income	$1,803	$1,263	$1,178

Basic earnings per share	$0.88	$0.60	$0.55

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended June 30, 2008, 2007 and 2006

(Dollar amounts in thousands, except per share data)

	Common Shares	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, June 30, 2005	$4,869	$14,841	$(256)	$(157)	$19,297
Comprehensive Income:
Net income		1,178			1,178
Other comprehensive (loss)				(640)	(640)

Total comprehensive income					538
Cash dividends declared ($0.32 per share)		(686)			(686)
Purchase of 3,010 treasury shares			(47)		(47)

Balance, June 30, 2006	4,869	15,333	(303)	(797)	19,102
Adjustment to apply SAB 108 (See Note 1)		(129)			(129)
Comprehensive Income:
Net income		1,263			1,263
Other comprehensive income				25	25

Total comprehensive income					1,288
Cash dividends declared ($0.26 per share)		(547)			(547)
Purchase of 75,000 treasury shares			(932)		(932)

Balance, June 30, 2007	4,869	15,920	(1,235)	(772)	18,782
Comprehensive Income:
Net income		1,803			1,803
Other comprehensive income				104	104

Total comprehensive income					1,907
Cash dividends declared ($0.34 per share)		(694)			(694)
Purchase of 35,876 treasury shares			(424)		(424)

Balance, June 30, 2008	$4,869	$17,029	$(1,659)	$(668)	$19,571

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30, 2008, 2007 and 2006

(Dollar amounts in thousands, except per share data)

	2008	2007	2006
Cash flows from operating activities:
Net income	$1,803	$1,263	$1,178
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	570	568	580
Securities amortization (accretion), net	(69)	7	66
Provision for loan losses	430	728	730
Loss on disposal of premises	15	3	8
(Gain) loss on sale of other real estate	(13)	181	(6)
Deferred income taxes	(126)	(20)	9
Gain on sale of securities	(26)	(24)	—
Stock dividend on FHLB stock	(27)	(28)	(52)
Intangible amortization	161	161	161
Change in:
Cash surrender value of life insurance	(162)	(151)	(145)
Accrued interest receivable	(29)	(164)	(228)
Accrued interest payable	23	(75)	79
Other assets and other liabilities	797	311	(59)

Net cash flows from operating activities	3,347	2,760	2,321

Cash flows from investing activities:
Securities available-for-sale
Purchases	(27,171)	(11,042)	(18,157)
Sales	4,783	1,922	—
Maturities and principal pay downs	5,561	4,512	4,384
Net increase in Federal funds sold	(4,325)	—	—
Net (increase) decrease in loans	(10,785)	4,448	11
Acquisition of premises and equipment	(337)	(198)	(869)
Proceeds from sale/disposal of premises	1	2	14
Proceeds from sale of other real estate owned	1,332	293	734

Net cash flows from investing activities	(30,941)	(63)	(13,883)

Cash flows from financing activities:
Net increase in deposit accounts	19,253	2,283	4,809
Proceeds from FHLB advances	10,500	1,250	9,080
Repayments of FHLB advances	(2,524)	(9,415)	(625)
Change in short-term borrowings	2,562	4,281	(997)
Dividends paid	(694)	(547)	(686)
Purchase of treasury stock	(424)	(932)	(47)

Net cash flows from financing activities	28,673	(3,080)	11,534

Change in cash and cash equivalents	1,079	(383)	(28)
Cash and cash equivalents, beginning of year	5,558	5,941	5,969

Cash and cash equivalents, end of year	$6,637	$5,558	$5,941

Supplemental noncash disclosures:
Transfers from loans to repossessed assets	$121	$1,203	$953
Adjustment to Apply SAB 108 (see Note 1)	—	(129)	—
Self financed sale of other real estate	345	—	—

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008, 2007 and 2006

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

Use of Estimates: To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, fair values of financial instruments, and determination of other-than-temporary impairment of securities are particularly subject to change.

Cash Reserves: The Bank is required by the Federal Reserve to maintain reserves consisting of cash on hand and non-interest bearing balances on deposit with the Federal Reserve Bank. The required reserve balance at June 30, 2008 and 2007 was $1,923 and $1,724, respectively.

Securities: Securities are generally classified into either held-to-maturity or available-for-sale categories. Held-to-maturity securities are those that the Corporation has the positive intent and ability to hold to maturity, and are reported at amortized cost. Available-for-sale securities are those that the Corporation may decide to sell if needed for liquidity, asset-liability management, or other reasons. Available-for-sale securities are reported at fair value, with unrealized gains or losses included in other comprehensive income as a separate component of equity, net of tax. Other securities, such as Federal Home Loan Bank stock, are carried at cost. Securities are written down to fair value when a decline in fair value is other-than-temporary.

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

Loans: Loans are reported at the principal balance outstanding, net of unearned income, deferred loan fees and costs, and an allowance for loan losses. Interest income is reported on the interest method and includes

CONSUMERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2008, 2007 and 2006

(Dollar amounts in thousands, except per share data)

amortization of net deferred loan fees and costs over the loan term. Interest income on mortgage and commercial loans is discontinued at the time the loan is 120 days delinquent unless the loan is well-secured and in the process of collection. Consumer loans are typically charged off no later than 90 days past due. In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

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

Loan impairment is reported when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer loans and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected from the collateral. Loans are evaluated for impairment when payments are delayed, typically 90 days or more, or when it is probable that not all principal and interest amounts will be collected according to the original terms of the loan.

Cash Surrender Value of Life Insurance: The Bank has purchased single-premium life insurance policies to insure the lives of current and former participants in the salary continuation plan. As of June 30, 2008, the Bank had policies with total death benefits of $10,120 and total cash surrender values of $4,452. As of June 30, 2007, the Bank had policies with total death benefits of $9,972 and total cash surrender values of $4,290. The amount included in income (net of policy commissions and mortality costs) was $162, $151 and $145 for the years ended June 30, 2008, 2007 and 2006, respectively.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance). This issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the Issue discusses whether the cash surrender value should be discounted when the policyholder is contractually limited in its ability to surrender a policy. This Issue is effective for fiscal years beginning after December 15, 2006. The adoption of EITF 06-5 had no impact on the Corporation’s financial condition or results of operation.

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

June 30, 2008, 2007 and 2006

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

Repurchase Agreements: Substantially all repurchase agreement liabilities, which are classified as short-term borrowings, represent amounts advanced by various customers. Securities are pledged to cover these liabilities, which are not covered by federal deposit insurance.

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

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of July 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s financial statements.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are such matters that will have a material effect on the financial statements.

Earnings and Dividends Declared per Share: Earnings per common share are computed based on the weighted average common shares outstanding. The weighted average number of common shares outstanding was 2,043,489; 2,105,656 and 2,142,479 for the years ended June 30, 2008, 2007 and 2006, respectively. The Corporation’s capital structure contains no dilutive securities.

Statement of Cash Flows: For purposes of reporting cash flows, cash and cash equivalents include the Corporation’s cash on hand and due from banks. The Corporation reports net cash flows for customer loan, deposit, Federal Funds sold or purchased, and repurchase agreement transactions. The Bank paid $4,605, $3,987 and $2,950 in interest and $460, $225, and $300 in income taxes for the years ended June 30, 2008, 2007 and 2006, respectively.

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

CONSUMERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2008, 2007 and 2006

(Dollar amounts in thousands, except per share data)

Dividend Restrictions: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the holding company or by the holding company to shareholders. As of June 30, 2008 the Bank could, without prior approval, declare a dividend of approximately $684.

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

Effect of Newly Issued But Not Yet Effective Accounting Standards: In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Management has not completed its evaluation of the impact of adoption of this standard.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Assets and Financial Liabilities. This statement allows entities the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities. Subsequent changes in fair value of the financial assets and liabilities would be recognized in earnings when they occur. This pronouncement also establishes certain additional disclosure requirements. It is effective as of the beginning of the first fiscal year beginning after November 15, 2007. The Company did not elect the fair value option for any financial asset or financial liability as of July 1, 2008.

In July 2006, the Emerging Issues Task Force (“EITF”) of FASB issued a draft abstract for EITF Issue No. 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangement.” This draft abstract from EITF reached a consensus that for an endorsement split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The Task Force concluded that a liability for the benefit obligation under SFAS No. 106 has not been settled through the purchase of an endorsement type life insurance policy. In September 2006, FASB agreed to ratify the consensus reached in EITF Issue No. 06-04. This new accounting standard will be effective for fiscal years beginning after December 15, 2007. At June 30, 2008, the Corporation owned $4,452 of bank owned life insurance. However, these life insurance policies are not subject to endorsement split-dollar life insurance arrangements. Therefore, management does not expect the adoption of EITF Issue No. 06-4 to have a material impact on the Corporation’s financial statements.

CONSUMERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2008, 2007 and 2006

(Dollar amounts in thousands, except per share data)

On November 5, 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value through Earnings (“SAB 109”). Previously, SAB 105, Application of Accounting Principles to Loan Commitments, stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view. SAB 109 is effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The adoption of this standard did not have a material impact of the financial statements.

Reclassifications: Certain reclassifications have been made to the June 30, 2007 and 2006 financial statements to be comparable to the June 30, 2008 presentation.

CONSUMERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2008, 2007 and 2006

(Dollar amounts in thousands, except per share data)

NOTE 2—SECURITIES

The following table sets forth certain information regarding the amortized cost and fair value of the Corporation’s securities at the dates indicated.

Description of Securities	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
June 30, 2008
Obligations of government sponsored entities	$10,249	$160	$(44)
Obligations of state and political subdivisions	17,898	19	(582)
Mortgage-backed securities	30,324	85	(406)
Trust preferred securities	741	—	(244)

Total securities	$59,212	$264	$(1,276)

June 30, 2007
U.S. Treasury	$998	$—	$(2)
Obligations of government sponsored entities	9,892	—	(209)
Obligations of state and political subdivisions	14,638	8	(503)
Mortgage-backed securities	15,598	7	(477)
Trust preferred securities	1,007	7	—

Total securities	$42,133	$22	$(1,191)

Securities with a carrying value of approximately $27,560 and $26,145 were pledged at June 30, 2008 and 2007, respectively, to secure public deposits and commitments as required or permitted by law.

Proceeds from sales of all equity and debt securities during 2008 and 2007 were $4,783 and $1,922, respectively. During 2008, gross gains of $35 and gross losses of $9 were recognized. During 2007, gross gains were $24 with no losses recognized. There were no sales of equity or debt securities during 2006.

CONSUMERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2008, 2007 and 2006

(Dollar amounts in thousands, except per share data)

Securities with unrealized losses at June 30, 2008 and 2007, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or more		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2008
Obligations of government sponsored entities	$1,717	$(44)	$—	$—	$1,717	$(44)
Obligations of states and political subdivisions	15,403	(482)	887	(100)	16,290	(582)
Mortgage-backed securities	22,464	(386)	665	(20)	23,129	(406)
Trust preferred securities	741	(244)	—	—	741	(244)

Total temporarily impaired	$40,325	$(1,156)	$1,552	$(120)	$41,877	$(1,276)

June 30, 2007
U.S. Treasury	$—	$—	$998	$(2)	$998	$(2)
Obligations of government sponsored entities	5,752	(107)	4,140	(102)	9,892	(209)
Obligations of states and political subdivisions	12,569	(477)	1,191	(26)	13,760	(503)
Mortgage-backed securities	6,706	(160)	8,721	(317)	15,427	(477)

Total temporarily impaired	$25,027	$(744)	$15,050	$(447)	$40,077	$(1,191)

Unrealized losses on securities have not been recognized into income because the issuer(s) of the securities are of high credit quality and the decline in fair value is primarily due to changes in interest rates and current market conditions. Management has the ability and intent to hold these securities for the foreseeable future. The fair value is expected to recover as the securities approach their maturity dates including the trust preferred securities which represent pooled trust preferred securities with a stated final maturity.

The fair values of debt securities available-for-sale at June 30, 2008 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities and trust preferred securities, are shown separately.

Fair Value
Due in one year or less	$1,181
Due after one year through five years	2,699
Due after five years through ten years	12,471
Due after ten years	11,796

Total	28,147
Mortgage-backed securities	30,324
Trust preferred securities	741

Total	$59,212

CONSUMERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2008, 2007 and 2006

(Dollar amounts in thousands, except per share data)

NOTE 3—LOANS

Major classifications of loans were as follows as of June 30:

	2008	2007
Real estate—mortgage	$50,779	$51,022
Real estate—construction	6,404	2,184
Commercial, financial and agricultural	89,454	82,286
Installment loans to individuals	5,942	6,200

	152,579	141,692
Deferred loan fees and costs	(229)	(245)
Allowance for loan losses	(1,709)	(1,381)

Net loans	$150,641	$140,066

The changes in the allowance for loan losses consists of the following for the years ended June 30:

	2008	2007	2006
Balance at beginning of year	$1,381	$1,557	$1,523
Provision	430	728	730
Charge-offs	(205)	(1,037)	(824)
Recoveries	103	133	128

Balance at end of year	$1,709	$1,381	$1,557

Impaired loans were as follows as of June 30:

	2008	2007
Total impaired loans	$1,270	$706
Amount of allowance for loan losses allocated	241	136

As of June 30, 2008, all impaired loans had a specific allowance for loan loss allocation.

	2008	2007	2006
Average of impaired loans during the year	$1,019	$2,115	$1,707
Interest income recognized during impairment	31	53	3
Cash-basis interest income recognized	31	53	3

Nonperforming loans were as follows:

	2008	2007
Loans past due over 90 days and still accruing	$—	$73
Loans on non-accrual	1,433	886
Increase in interest income if loans had been on accrual	82	98

CONSUMERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2008, 2007 and 2006

(Dollar amounts in thousands, except per share data)

The Bank has granted loans to certain of its executive officers, directors and their affiliates. A summary of activity during the year ended June 30, 2008 of related party loans were as follows:

2008
Principal balance at beginning of year	$1,771
New loans	340
Repayments	(295)

Principal balance at end of year	$1,816

NOTE 4—PREMISES AND EQUIPMENT

Major classifications of premises and equipment were as follows as of June 30:

	2008	2007
Land	$953	$953
Land improvements	327	324
Building and leasehold improvements	3,281	3,296
Furniture, fixture and equipment	5,314	5,258

Total premises and equipment	9,875	9,831
Accumulated depreciation and amortization	(5,851)	(5,558)

Premises and equipment, net	$4,024	$4,273

Depreciation was $570, $568 and $580 for the years ended June 30, 2008, 2007 and 2006, respectively.

The Corporation is obligated under non-cancelable operating leases for facilities and equipment. The approximate minimum annual rentals and commitments under these non-cancelable agreements and leases with remaining terms in excess of one year are as follows:

2008	$112
2009	82
2010	33
2011	33
2012	33
Thereafter	82

$375

Rent expense incurred during the fiscal years ended June 30, 2008, 2007 and 2006 was $96, $96 and $81, respectively.

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

CONSUMERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2008, 2007 and 2006

(Dollar amounts in thousands, except per share data)

NOTE 5—INTANGIBLE ASSETS

The following summarizes the original balance and accumulated amortization of core deposit intangible assets at June 30, 2008 and 2007:

	2008	2007
Original balance	$1,927	$1,927
Less: accumulated amortization	1,355	1,194

Net balance, June 30	$572	$733

Amortization expense for the years ended June 30, 2008, 2007 and 2006 was $161 for each year. Amortization expense is estimated to be $161 for each of the next three years and $89 in year four.

NOTE 6—DEPOSITS

The aggregate amount of time deposits, each with a minimum denomination of $100, was $23,715 and $19,972 as of June 30, 2008 and 2007, respectively.

Scheduled maturities of time deposits at June 30, 2008 were as follows:

2008	$63,943
2009	10,248
2010	2,097
2011	1,396
2012	514
Thereafter	378

$78,576

Related party deposits totaled $3,864 as of June 30, 2008 and $2,610 as of June 30, 2007.

CONSUMERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2008, 2007 and 2006

(Dollar amounts in thousands, except per share data)

NOTE 7—SHORT-TERM BORROWINGS

Short-term borrowings consisted of Federal funds purchased and repurchase agreements. Repurchase agreements are financing arrangements. Physical control is maintained for all securities pledged to secure repurchase agreements. Information concerning all short-term borrowings at June 30, maturing in less than one year is summarized as follows:

	2008	2007	2006
Balance at June 30	$11,892	$9,330	$5,049
Average balance during the year	10,918	5,681	5,721
Maximum month-end balance	23,519	9,330	7,760
Average interest rate during the year	3.54%	3.27%	2.34%
Weighted average rate June 30	2.22%	4.06%	2.94%

Repurchase agreements mature daily. The Bank has pledged obligations of government sponsored entities and mortgage-backed securities with a carrying value of $16,750 at June 30, 2008, as collateral for the repurchase agreements. Total interest expense on short-term borrowings was $386, $186 and $134 for the years ended June 30, 2008, 2007 and 2006, respectively.

NOTE 8—FEDERAL HOME LOAN BANK ADVANCES

A summary of Federal Home Loan Bank (FHLB) advances were as follows:

Maturity	Term	Interest Rate	Balance June 30, 2008	Balance June 30, 2007
09/24/2007	Floating	5.37%	$—	$1,250
10/02/2008	Fixed	4.80	1,000	—
01/15/2010	Fixed	2.96	625	—
07/01/2010	Fixed	6.90	24	41
10/01/2010	Fixed	7.00	30	51
12/01/2010	Fixed	6.10	133	181
12/08/2010	Fixed	2.92	250	—
01/18/2011	Fixed	3.14	625	—
01/24/2011	Fixed	3.09	500	—
07/22/2011	Fixed	3.24	500	—
01/24/2012	Fixed	3.37	500	—
07/24/2012	Fixed	3.50	500	—
04/01/2014	Fixed	2.54	327	473
12/07/2017	Fixed	3.24	5,000	—
04/01/2019	Fixed	4.30	587	629

			$10,601	$2,625

CONSUMERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2008, 2007 and 2006

(Dollar amounts in thousands, except per share data)

Each fixed rate advance has a prepayment penalty equal to the present value of 100% of the lost cash flow based upon the difference between the contract rate on the advance and the current rate on the new advance. The following table is a summary of the scheduled principal payments for all advances:

Twelve Months Ending June 30	Principal Payments
2009	$1,242
2010	1,075
2011	1,256
2012	1,089
2013	579
Thereafter	5,360

$10,601

Pursuant to collateral agreements with the FHLB, advances are secured by all the stock invested in the FHLB and certain qualifying first mortgage loans. As of June 30, 2008, the Bank could borrow a total of $23,596 in advances based on the amount of FHLB stock owned. Qualifying first mortgage loans available to secure FHLB advances totaled approximately $33,180 and $36,835 at June 30, 2008 and 2007, respectively.

NOTE 9—EMPLOYEE BENEFIT PLANS

The Bank has a 401(k) savings and retirement plan available for substantially all eligible employees. Under the plan, the Bank is required to match each participant’s voluntary contribution to the plan but not to exceed four percent of the individual’s compensation. Amounts charged to operations were $103, $101 and $84, for the years ended June 30, 2008, 2007 and 2006, respectively.

The Bank has adopted a Salary Continuation Plan (the “Plan”) to encourage Bank executives to remain employees of the Bank. The Plan provide such executives (and, in the event of the executive’s death, surviving beneficiary) with 180 months of salary continuation payments equal to a certain percentage of an executive’s average compensation, as defined within each agreement, for the three full calendar years prior to Normal Retirement Age. For purposes of the Plan, “Normal Retirement Age” means the executive’s 65th birthday. Vesting under the Plan commences at age 50 and is prorated until age 65. If an executive dies during active service, the executive’s beneficiary is entitled to the Normal Retirement Benefit. The executive can become fully vested in the Accrual Balance upon termination of employment following a disability or a change in control of the Bank. For purposes of the Plan, “Accrual Balance” means the liability that should be accrued by the Company for the Company’s obligation to the executive under the Plan. For purposes of calculating the Accrual Balance, the discount rate in effect at June 30, 2008 was 6.0%. The accrued liability for the salary continuation plan was $874 as of June 30, 2008 and $721 as of June 30, 2007. For the years ended June 30, 2008, 2007 and 2006, approximately $169, $148 and $137, respectively, have been charged to expense in connection with the Plan.

CONSUMERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2008, 2007 and 2006

(Dollar amounts in thousands, except per share data)

NOTE 10—INCOME TAXES

The provision for income taxes consists of the following for the years ended June 30:

	2008	2007	2006
Current income taxes	$619	$293	$259
Deferred income taxes	(126)	(20)	9

	$493	$273	$268

The net deferred income tax asset consists of the following components at June 30:

	2008	2007
Deferred tax assets:
Allowance for loan losses	$406	$280
Deferred compensation	341	320
Net unrealized securities losses	344	398
Intangibles	89	78
OREO writedowns	—	55
Accrued expense	—	9

Gross deferred tax asset	1,180	1,140

Deferred tax liabilities:
Depreciation	(152)	(192)
Loan fees	(158)	(141)
Prepaid expenses	(70)	(88)
FHLB stock dividends	(161)	(152)

Gross deferred tax liabilities	(541)	(573)

Net deferred asset	$639	$567

The difference between the provision for income taxes and amounts computed by applying the statutory income tax rate of 34% to statutory income before taxes consists of the following for the years ended June 30:

	2008	2007	2006
Income taxes computed at the statutory rate on pretax income	$781	$522	$492
Tax exempt income	(241)	(203)	(181)
Cash surrender value income	(55)	(52)	(49)
Other	8	6	6

	$493	$273	$268

The adoption of FIN 48 at July 1, 2007 had no impact on the Corporation’s financial statements. At July 1, 2007 and June 30, 2008, the Corporation had no FIN 48 unrecognized tax benefits recorded. The Corporation does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months.

The Corporation and the Bank are subject to U.S. federal income tax as an income-based tax and a capital-based franchise tax, respectively, in the state of Ohio. The Corporation and the Bank are no longer subject to examination by taxing authorities for years before 2004.

CONSUMERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2008, 2007 and 2006

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

As of fiscal year-end 2008, the Corporation met the definition of a small bank holding company and, therefore was exempt from consolidated risk-based and leverage capital adequacy guidelines for bank holding companies. At year-end 2008 and 2007, actual Bank capital levels (in millions) and minimum required levels were as follows:

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2008
Total capital (to risk weighted assets)
Bank	$21.2	12.7%	$13.3	8.0%	$16.6	10.0%
Tier 1 capital (to risk weighted assets)
Bank	17.5	10.5	6.7	4.0	10.0	6.0
Tier 1 capital (to average assets)
Bank	17.5	7.7	9.0	4.0	11.3	5.0
June 30, 2007
Total capital (to risk weighted assets)
Bank	$20.2	13.4%	$12.1	8.0%	$15.1	10.0%
Tier 1 capital (to risk weighted assets)
Bank	16.8	11.1	6.0	4.0	9.0	6.0
Tier 1 capital (to average assets)
Bank	16.8	8.3	8.2	4.0	10.2	5.0

As of the latest regulatory examination, the Bank was categorized as well capitalized. There are no conditions or events since that examination that management believes may have changed the Bank’s category.

The Corporation’s principal source of funds for dividend payment is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. As of June 30, 2008 the Bank could, without prior approval, declare a dividend of approximately $684.

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

June 30, 2008, 2007 and 2006

(Dollar amounts in thousands, except per share data)

recognized in the statements of financial position. The Bank uses the same credit policies in making commitments to extend credit as it does for on-balance sheet instruments.

The Bank evaluates each customer’s credit on a case by case basis. The amount of collateral obtained is based on management’s credit evaluation of the customer. The amount of commitments to extend credit and the exposure to credit loss for non-performance by the customer was $23,545 and $23,470 as of June 30, 2008 and 2007, respectively. Of the June 30, 2008 commitments, $21,656 carried variable rates of interest ranging from 3.75% to 10.00% and $1,889 carried fixed rates of interest ranging from 4.00% to 7.75%. Of the June 30, 2007 commitments, $17,934 carried variable rates of interest ranging from 4.75% to 11.25% and $5,536 carried fixed rates of interest ranging from 4.37% to 9.25%. Financial standby letters of credit were $1,218 and $2,327 as of June 30, 2008 and 2007, respectively. In addition, commitments to extend credit of $6,288 and $4,762 as of June 30, 2008 and 2007, respectively, were available to checking account customers related to the overdraft protection program. Since some loan commitments expire without being used, the amount does not necessarily represent future cash commitments.

During 2008 the Bank contracted with a new regional electronic funds transfer processor and a data service provider. For the 2009 fiscal year, the total amount of expense associated with these contracts is expected to approximate $765 and is expected to be a comparable amount through the end of the contracts.

NOTE 13—FAIR VALUE DISCLOSURES OF FINANCIAL INSTRUMENTS

The following table shows the estimated fair value at June 30, 2008 and 2007, and the related carrying value of financial instruments:

	2008		2007
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets
Cash and cash equivalents	$6,637	$6,637	$5,558	$5,558
Federal funds sold	4,325	4,325	—	—
Securities available-for-sale	59,212	59,212	42,133	42,133
Loans, net	150,641	148,933	140,066	141,527
Accrued interest receivable	1,082	1,082	1,053	1,053
Financial Liabilities
Demand and savings deposits	(110,268)	(110,268)	(101,262)	(101,262)
Time deposits	(78,576)	(79,026)	(68,329)	(68,242)
Short-term borrowings	(11,892)	(11,892)	(9,330)	(9,330)
Federal Home Loan Bank advances	(10,601)	(9,615)	(2,625)	(2,495)
Accrued interest payable	(256)	(256)	(233)	(233)

For purposes of the above disclosures of estimated fair value, the following assumptions were used. Estimated fair value for cash and due from banks and federal funds sold were considered to approximate cost. Estimated fair value of securities was based on quoted market values for the individual securities or equivalent securities. Fair value for loans was estimated for portfolios of loans with similar financial characteristics. For adjustable rate loans that reprice at least annually and for fixed rate commercial loans with maturities of six months or less which possess normal risk characteristics, carrying value was determined to be fair value. Fair value of other types of loans (including adjustable rate loans which reprice less frequently than annually and fixed rate term loans or loans which possess higher risk characteristics) was estimated by discounting future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for similar anticipated maturities. Fair value for non-accrual loans was based on recent appraisals of the collateral or, if appropriate, using estimated discounted cash flows.

CONSUMERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2008, 2007 and 2006

(Dollar amounts in thousands, except per share data)

Fair value of core deposits, including demand deposits, savings accounts and certain money market deposits, was the amount payable on demand. Fair value of fixed-maturity certificates of deposit was estimated using the rates offered at June 30, 2008 and 2007, for deposits of similar remaining maturities. Estimated fair value does not include the benefit that result from low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market. Fair value of short-term borrowings and accrued interest was determined to be the carrying amounts since these financial instruments generally represent obligations that are due on demand. Fair value of Federal Home Loan Bank advances was estimated using current rates at June 30, 2008 and 2007 for similar financing. The fair value of unrecorded commitments at June 30, 2008 and 2007 was not material.

NOTE 14—PARENT COMPANY FINANCIAL STATEMENTS

Condensed financial information of Consumers Bancorp. Inc. (parent company only) follows:

	June 30, 2008	June 30, 2007
Condensed Balance Sheets
Assets
Cash	$177	$32
Subordinated debenture receivable from subsidiary	2,000	2,000
Other assets	97	30
Investment in subsidiary	17,368	16,776

Total assets	$19,642	$18,838

Liabilities
Other liabilities	$71	$56
Shareholders’ equity	19,571	18,782

Total liabilities & shareholders’ equity	$19,642	$18,838

	Year Ended June 30, 2008	Year Ended June 30, 2007	Year Ended June 30, 2006
Condensed Statements of Income
Cash dividends from subsidiary	$1,305	$900	$3,192
Other income	160	160	—
Other expense	139	143	82

Income before income taxes and equity in undistributed net income of subsidiary	1,326	917	3,110
Income tax expense (benefit)	11	10	(26)

Income before equity in undistributed net income of subsidiary	1,315	907	3,136
Equity in undistributed net income (dividends in excess of net income) of subsidiary	488	356	(1,958)

Net income	$1,803	$1,263	$1,178

CONSUMERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2008, 2007 and 2006

(Dollar amounts in thousands, except per share data)

	Year Ended June 30, 2008	Year Ended June 30, 2007	Year Ended June 30, 2006
Condensed Statements of Cash Flows
Cash flows from operating activities
Net income	$1,803	$1,263	$1,178
Distributions in excess of (equity in undistributed net income) of Bank subsidiary	(488)	(356)	1,958
Change in other assets and liabilities	(52)	60	(26)

Net cash flows from operating activities	1,263	967	3,110
Cash flows from investing activities
Issuance of subordinated note	—	—	(2,000)

Net cash flows from investing activities	—	—	(2,000)
Cash flows from financing activities
Dividend paid	(694)	(547)	(686)
Purchase of treasury stock	(424)	(932)	(47)

Net cash used by financing activities	(1,118)	(1,479)	(733)

Change in cash and cash equivalents	145	(512)	377
Cash and cash equivalents, beginning of year	32	544	167

Cash and cash equivalents, end of year	$177	$32	$544

NOTE 15—OTHER COMPREHENSIVE INCOME

	2008	2007	2006
Unrealized holding gains (losses) on available-for-sale securities	$183	$62	$(970)
Less reclassification adjustments for gains later recognized in income	(26)	(24)	—

Net unrealized gains (losses)	157	38	(970)
Tax effect	53	13	330

Other comprehensive income (loss)	$104	$25	$(640)

CONSUMERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2008, 2007 and 2006

(Dollar amounts in thousands, except per share data)

NOTE 16—QUARTERLY FINANCIAL DATA (Unaudited)

	Interest Income	Net Interest Income	Net Income	Earnings per Share-Basic and Diluted
2008
First Quarter	$3,258	$2,150	$440	$0.21
Second Quarter	3,394	2,171	476	0.23
Third Quarter	3,472	2,224	422	0.21
Fourth Quarter	3,354	2,305	465	0.23
2007
First Quarter	$3,038	$2,099	$380	$0.18
Second Quarter	3,080	2,130	380	0.18
Third Quarter	3,041	2,066	304	0.14
Fourth Quarter	3,179	2,131	199	0.10

The fourth quarter of 2007 includes a loss on other real estate owned of $156, or $103 after-tax, due to information obtained during the fourth quarter following the pending sale of an OREO property.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T)—CONTROLS AND PROCEDURES

Management of Consumers Bancorp, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are made only in accordance with authorizations of management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management of Consumers Bancorp, Inc., including the Chief Executive Officer and the Chief Financial Officer, has assessed the Company’s internal control over financial reporting as of June 30, 2008, based on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of June 30, 2008, based on the specified criteria.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting because management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report.

ITEM 9B—OTHER INFORMATION

None.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item as to the Corporation’s directors and executive officers is set forth in the Corporation’s Proxy Statement dated September 15, 2008 under the captions “Election of Directors” on page 2, “Directors and Executive Officers” on pages 3 and 4, “The Board of Directors and its Committees” on pages 5 and 6, “Section 16(a) Beneficial Ownership Reporting Compliance” on page 15, and “Certain Transactions and Relationships” on page 15, and is incorporated herein by reference.

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

ITEM 11—EXECUTIVE COMPENSATION

The information required by this item is set forth in the Corporation’s Proxy Statement dated September 15, 2008 under the captions “Compensation of Directors” on page 7, “Executive Compensation” on page 10-12, “Defined Contribution Plan” on page 12, “Salary Continuation Program” on page 13, “Change of Control Agreements” on pages 13-14, “Compensation Committee Report on Compensation” on page 14, and “Compensation Committee Interlock and Insider Participation” on page 14, and is incorporated herein by reference.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is set forth in the Corporation’s Proxy Statement dated September 15, 2008 under the caption “Security Ownership of Certain Beneficial Owners and Management” on pages 8-9, and is incorporated herein by reference.

ITEM 13—CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is set forth in the Corporation’s Proxy Statement dated September  15, 2008 under the caption “Certain Transactions and Relationships” on page 15, and is incorporated herein by reference.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth in the Corporation’s Proxy Statement dated September 15, 2008 under the caption “Principal Accountant Fees and Services” on page 16, and is incorporated herein by reference.

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. FINANCIAL STATEMENTS

The consolidated financial statements required in response to this Item are incorporated by reference to Item 8 of this Report.

(a) 2. FINANCIAL STATEMENT SCHEDULES

Not applicable

(a) 3. EXHIBITS

Exhibit Number	Description of Document
3.1	Amended and Restated Articles of Incorporation of the Corporation. Reference is made to Exhibit A to the Definitive Proxy Statement of the Corporation filed September 28, 2000, which exhibit is incorporated herein by reference. Reference is also made to page 5 of the Definitive Proxy Statement of the Corporation filed September 17, 2001 for an amendment to the Amended and Restated Articles of Incorporation to increase the number of Consumers Bancorp, Inc.’s authorized common shares to two million five hundred thousand.

3.2	Amended and Restated Code of Regulations of the Corporation.

4	Form of Certificate of Common Shares. Reference is made to Form 10-KSB of the Corporation filed September 26, 2002, which is incorporated herein by reference.

10.1	Salary Continuation agreement entered into with Mr. Muckley on March 1, 2005. Reference is made to Form 10-K of the Corporation filed September 15, 2005, which is incorporated herein by reference.

10.2	Form of Change of Control. Reference is made to Form 10-K of the Corporation filed September 15, 2005, which is incorporated herein by reference.

10.3	Lease Agreement entered into between Furey Holdings, LLC and Consumers National Bank on December 23, 2005. Reference is made to Form 10-Q of the Corporation filed February 14, 2006, which is incorporated herein by reference.

10.4	First Amendment to the Salary Continuation agreement dated March 1, 2005 entered into with Mr. Muckley on November 13, 2007. Reference is made to Form 10-Q of the Corporation filed November 14, 2007, which is incorporated herein by reference.

10.5	Salary Continuation agreement entered into with Mr. Lober on August 29, 2008.

11	Computation of Earnings per Share. Reference is made to this Annual Report on Form 10-K Note 1, page 33, which is incorporated herein by reference.

21	Subsidiaries of Consumers Bancorp, Inc. filed with this Annual Report on Form 10-K.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer and Treasurer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSUMERS BANCORP, INC.

Date September 15, 2008	By:	/S/ STEVEN L. MUCKLEY
Chief Executive Officer

	By:	/S/ RENEE K. WOOD
Chief Financial Officer and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of registrant and in the capacities indicated on September 15, 2008.

Signatures	Signatures

/S/ LAURIE L. MCCLELLAN	/S/ STEVEN L. MUCKLEY
Laurie L. McClellan	Steven L. Muckley
Chairman of the Board of Directors	Chief Executive Officer and Director

/S/ JOHN P. FUREY	/S/ JAMES V. HANNA
John P. Furey	James V. Hanna
Director	Director

/S/ DAVID W. JOHNSON	/S/ JAMES R. KIKO, SR.
David W. Johnson	James R. Kiko, Sr.
Director	Director

/S/ THOMAS M. KISHMAN	/S/ RALPH J. LOBER, II
Thomas M. Kishman	Ralph J. Lober, II
Director	President, Chief Operating Officer and Director

/S/ HARRY W. SCHMUCK, JR.	/S/ JOHN E. TONTI
Harry W. Schmuck, Jr.	John E. Tonti
Director	Director

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1	Amended and Restated Articles of Incorporation of the Corporation. Reference is made to Exhibit A to the Definitive Proxy Statement of the Corporation filed September 28, 2000, which exhibit is incorporated herein by reference. Reference is also made to page 5 of the Definitive Proxy Statement of the Corporation filed September 17, 2001 for an amendment to the Amended and Restated Articles of Incorporation to increase the number of Consumers Bancorp, Inc.’s authorized common shares to two million five hundred thousand.

3.2	Amended and Restated Code of Regulations of the Corporation.

4	Form of Certificate of Common Shares. Reference is made to Form 10-KSB of the Corporation filed September 26, 2002, which is incorporated herein by reference.

10.1	Salary Continuation agreement entered into with Mr. Muckley on March 1, 2005. Reference is made to Form 10-K of the Corporation filed September 15, 2005, which is incorporated herein by reference.

10.2	Form of Change of Control. Reference is made to Form 10-K of the Corporation filed September 15, 2005, which is incorporated herein by reference.

10.3	Lease Agreement entered into between Furey Holdings, LLC and Consumers National Bank on December 23, 2005. Reference is made to Form 10-Q of the Corporation filed February 14, 2006, which is incorporated herein by reference.

10.4	First Amendment to the Salary Continuation agreement dated March 1, 2005 entered into with Mr. Muckley on November 13, 2007. Reference is made to Form 10-Q of the Corporation filed November 14, 2007, which is incorporated herein by reference.

10.5	Salary Continuation agreement entered into with Mr. Lober on August 29, 2008.

11	Computation of Earnings per Share. Reference is made to this Annual Report on Form 10-K Note 1, page 33, which is incorporated herein by reference.

21	Subsidiaries of Consumers Bancorp, Inc. Filed with this Annual Report on Form 10-K.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer and Treasurer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.