Form 10-Q
period 2008-09-30
CONSUMERS BANCORP INC /OH/
filed 2008-11-14
CIK 1006830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from              To

For the quarterly period ended September 30, 2008

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value	Outstanding at November 13, 2008
2,029,558 Common Shares

CONSUMERS BANCORP, INC.

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2008

Part I – Financial Information

Item 1 – Financial Statements (Unaudited)

Interim financial information required by Rule 10-01 of Regulation S-X is included in this Form 10-Q as referenced below:

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

CONSUMERS BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	Unaudited
	September 30, 2008	June 30, 2008
ASSETS
Cash and cash equivalents	$7,525	$6,637
Federal funds sold	4,000	4,325
Securities, available-for-sale	61,597	59,212
Federal bank and other restricted stocks, at cost	1,186	1,173
Total loans	154,307	152,350
Less allowance for loan losses	(1,843)	(1,709)

Net Loans	152,464	150,641

Cash surrender value of life insurance	4,493	4,452
Premises and equipment, net	3,969	4,024
Intangible assets	531	572
Accrued interest receivable and other assets	2,557	2,041

Total assets	$238,322	$233,077

LIABILITIES
Deposits
Non-interest bearing demand	$48,506	$44,480
Interest bearing demand	11,372	13,298
Savings	52,914	52,490
Time	78,321	78,576

Total deposits	191,113	188,844

Short-term borrowings	15,348	11,892
Federal Home Loan Bank advances	10,555	10,601
Accrued interest and other liabilities	2,188	2,169

Total liabilities	219,204	213,506
Commitments and contingent liabilities	—	—

SHAREHOLDERS’ EQUITY
Common stock (no par value, 2,500,000 shares authorized; 2,160,000 issued)	4,869	4,869
Retained earnings	17,396	17,029
Treasury stock, at cost (130,442 shares at September 30, 2008 and June 30, 2008)	(1,659)	(1,659)
Accumulated other comprehensive loss	(1,488)	(668)

Total shareholders’ equity	19,118	19,571

Total liabilities and shareholders’ equity	$238,322	$233,077

See accompanying notes to consolidated financial statements

CONSUMERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months ended September 30,
	2008	2007
Interest income
Loans, including fees	$2,623	$2,702
Securities
Taxable	575	387
Tax-exempt	202	164
Federal funds sold	42	5

Total interest income	3,442	3,258
Interest expense
Deposits	788	949
Short-term borrowings	87	95
Federal Home Loan Bank advances	94	64

Total interest expense	969	1,108

Net interest income	2,473	2,150
Provision for loan losses	147	100

Net interest income after
Provision for loan losses	2,326	2,050
Non-interest income
Service charges on deposit accounts	464	365
Gain (loss) on sale of securities	5	(4)
Gain on sale of other assets owned	—	13
Other	194	187

Total non-interest income	663	561
Non-interest expenses
Salaries and employee benefits	1,102	1,069
Occupancy and equipment	293	298
Data processing	133	38
Professional fees	147	81
Franchise taxes	53	55
Printing and supplies	31	29
Telephone and network communications	64	66
Amortization of intangible	41	41
Other	383	368

Total non-interest expenses	2,247	2,045

Income before income taxes	742	566
Income tax expense	172	126

Net Income	$570	$440

Basic earnings per share	$0.28	$0.21

See accompanying notes to consolidated financial statements

CONSUMERS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months ended September 30,
	2008	2007
Balance at beginning of period	$19,571	$18,782

Comprehensive income (loss)
Net Income	570	440
Other comprehensive income (loss)	(820)	468

Total comprehensive income (loss)	(250)	908

Purchase of treasury stock (13,000 shares for the three month period ending September 30, 2007)	—	(162)
Common cash dividends	(203)	(165)

Balance at the end of the period	$19,118	$19,363

Common cash dividends per share	$0.10	$0.08

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,
	2008	2007
Cash flows from operating activities
Net cash from operating activities	$721	$869

Cash flow from investing activities
Securities available-for-sale
Purchases	(10,030)	(5,943)
Maturities and principal pay downs	3,319	792
Proceeds from sales of available-for-sale securities	3,117	489
Net decrease in federal funds sold	325	—
Net increase in loans	(1,970)	(1,984)
Acquisition of premises and equipment	(71)	(3)
Disposal of premises and equipment	1	1
Sale of other real estate owned	—	1,552

Net cash from investing activities	(5,309)	(5,096)

Cash flow from financing activities
Net increase in deposit accounts	2,269	2,127
Net change in short-term borrowings	3,456	(241)
Proceeds of Federal Home Loan Bank advances	—	2,575
Repayments of Federal Home Loan Bank advances	(46)	(53)
Purchase of treasury stock	—	(162)
Dividends paid	(203)	(165)

Net cash from financing activities	5,476	4,081

Increase (decrease) in cash or cash equivalents	888	(146)

Cash and cash equivalents, beginning of period	6,637	5,558

Cash and cash equivalents, end of period	$7,525	$5,412

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$944	$1,154
Federal income taxes	25	—
Non-cash items:
Transfer from loans to repossessed assets	$—	$25

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited)

(Dollars in thousands, except per share amounts)

Note 1 – Summary of Significant Accounting Policies:

Basis of Presentation:

The consolidated financial statements for interim periods are unaudited and reflect all adjustments (consisting of only normal recurring adjustments), which, in the opinion of management, are necessary to present fairly the financial position and results of operations and cash flows for the periods presented. The unaudited financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by accounting principles generally accepted in the United States of America. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Consumers Bancorp, Inc.’s Form 10-K for the year ended June 30, 2008. The results of operations for the interim period disclosed herein are not necessarily indicative of the results that may be expected for a full year.

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

Earnings per Share: Earnings per common share are computed based on the weighted average common shares outstanding. The weighted average number of outstanding shares was 2,029,558 and 2,061,847 for the quarters ended September 30, 2008 and 2007, respectively. The Corporation’s capital structure contains no dilutive securities.

Adoption of New Accounting Standards: In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new standard is effective for the Corporation on July 1, 2008. The Corporation did not elect the fair value option for any financial assets or financial liabilities as of July 1, 2008.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 2 – Securities

September 30, 2008	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Securities available-for-sale:
Obligations of government sponsored entities	$12,812	$87	$(70)
Obligations of states and political subdivisions	16,950	4	(1,690)
Mortgage–backed securities	31,379	143	(199)
Trust preferred securities	456	—	(530)

Total Securities	$61,597	$234	$(2,489)

June 30, 2008	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Securities available-for-sale:
Obligations of government sponsored entities	$10,249	$160	$(44)
Obligations of states and political subdivisions	17,898	19	(582)
Mortgage–backed securities	30,324	85	(406)
Trust preferred securities	741	—	(244)

Total Securities	$59,212	$264	$(1,276)

The estimated fair values of securities at September 30, 2008, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Estimated Fair Value
Due in one year or less	$1,720
Due after one year through five years	6,900
Due after five years through ten years	12,032
Due after ten years	9,110

Total	29,762

Mortgage-backed securities	31,379
Trust preferred securities	456

Total	$61,597

At September 30, 2008, trust preferred securities, which represent pooled trust preferred securities, had an amortized cost of $986 and a market value of $456. Based on

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

management’s evaluation of the trust preferred securities, the present value of the projected cash flows is sufficient for full re-payment of the amortized cost of the security and, therefore it is believed the decline in market value is temporary due to current market conditions. The Corporation has the intent and ability to hold these securities until the fair value is recovered, which may be maturity. Management does not consider them to be other-than-temporarily impaired at September 30, 2008. Management will continue to monitor this security for any impairment.

At September 30, 2008, available-for-sale securities included municipal securities issued by Farmersville, Texas school district that are insured by Permanent School Fund Guarantee with an aggregate book value of $1,973, or 10.3%, of shareholders’ equity. Other than this issue, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies and corporations, with an aggregate book value which exceeds 10% of shareholders’ equity.

Note 3 – Loans

Major classifications of loans were as follows:

	September 30, 2008	June 30, 2008
Real estate – residential mortgage	$50,238	$50,765
Real estate – construction	7,899	6,404
Commercial, financial and agriculture	90,376	89,230
Consumer	5,794	5,951

Total Loans	$154,307	$152,350

	September 30, 2008	June 30, 2008	September 30, 2007
Loans past due over 90 days and still accruing	$—	$—	$—
Loans on non-accrual	1,832	1,433	803
Impaired loans	1,587	1,270	693
Amount of allowance allocated to impaired loans	280	241	172

For each of the periods listed above, all of the impaired loans were also included in non-accrual loans.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 4 – Allowance for Loan Losses

A summary of activity in the allowance for loan losses for the three months ended September 30, 2008, and 2007, were as follows:

	2008	2007
Beginning of period	$1,709	$1,381
Provision	147	100
Charge-offs	(31)	(60)
Recoveries	18	19

Balance at September 30,	$1,843	$1,440

Note 5 – Federal Home Loan Bank Advances

A summary of Federal Home Loan Bank (FHLB) advances are as follows:

Maturity	Term	Interest Rate	Balance September 30, 2008	Interest Rate	Balance June 30, 2008
10/02/2008	Fixed	4.80%	1,000	4.80	1,000
01/15/2010	Fixed	2.96	625	2.96	625
07/01/2010	Fixed	6.90	21	6.90	24
10/01/2010	Fixed	7.00	23	7.00	30
12/01/2010	Fixed	6.10	120	6.10	133
12/08/2010	Fixed	2.92	250	2.92	250
01/18/2011	Fixed	3.14	625	3.14	625
01/24/2011	Fixed	3.09	500	3.09	500
07/22/2011	Fixed	3.24	500	3.24	500
01/24/2012	Fixed	3.37	500	3.37	500
07/24/2012	Fixed	3.50	500	3.50	500
04/01/2014	Fixed	2.54	314	2.54	327
12/07/2017	Fixed	3.24	5,000	3.24	5,000
04/01/2019	Fixed	4.30	577	4.30	587

			$10,555	—	$10,601

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

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 6 – Fair Value Measurement

As discussed with in Note 1 – Summary of Significant Accounting Policies, the Corporation adopted fair value accounting standard Statement No. 157 effective July 1, 2008. Statement No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Statement No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The Corporation used the following methods and significant assumptions to estimate the fair value of items:

Securities: Where available, the fair values of available-for-sale securities are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs). If quoted market prices are not available, fair values are estimated using matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

Federal bank and other restricted stocks includes stock acquired for regulatory purposes, such as Federal Home Loan Bank stock and Federal Reserve Bank stock that are accounted for at cost; and therefore, are not subject to the disclosure requirements of Statement No. 157.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at September 30, 2008 Using
	Balance at September 30, 2008	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities	$61,597	$—	$61,141	$456

Assets and Liabilities Measured on a Non-Recurring Basis

Certain assets and liabilities may be required to be measured at fair value on a nonrecurring basis in periods subsequent to their initial recognition. Generally, nonrecurring valuation is the result of the application of other accounting pronouncements which require assets and liabilities to be assessed for impairment or recorded at the lower of cost or fair value.

Impaired loans are generally measured for impairment using the fair value of the collateral supporting the loan. Evaluating impaired loan collateral is based on level 3 inputs utilizing outside appraisals adjusted by management for sales costs and other assumptions regarding market conditions to arrive at fair value. As of September 30, 2008, impaired loans had a carrying value of $1,587, with a valuation allowance of $280; resulting in an additional provision for loan losses of $39 being recorded for the three month period ended September 30, 2008.

CONSUMERS BANCORP, INC.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share data)

General

The following is management’s analysis of the Corporation’s results of operations for the three month period ended September 30, 2008, compared to the same period in 2007, and the consolidated balance sheets at September 30, 2008 compared to June 30, 2008. This discussion is designed to provide a more comprehensive review of the operating results and financial condition than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

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

Results of Operations

Three Months Ended September 30, 2008 and September 30, 2007

Net Income

Net income increased by $130 for the three month period ended September 30, 2008, as compared to the same period last year. The increase in net income was mainly attributable to an increase in net interest income and service charges on deposit accounts. Earnings per common share were $0.28 for the three month period ended September 30, 2008, as compared to $0.21 for the same period last year.

Return on average equity (ROE) and return on average assets (ROA) were 11.48% and 0.95%, respectively, for the first quarter of fiscal year 2009 compared to 9.20% and 0.85%, respectively, for the first quarter of fiscal year 2008.

Net Interest Income

Net interest income, the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the largest component of the Corporation’s earnings. Net interest income is affected by changes in the volumes, rates and composition of interest-earning assets and interest-bearing liabilities. Net interest margin is calculated by dividing net interest income on a fully tax equivalent basis (FTE) by total average interest-earning assets. FTE income includes tax-exempt income, restated

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

to a pre-tax equivalent, based on the statutory federal income tax rate. All average balances are daily average balances. Non-accruing loans are included in average loan balances.

The Corporation’s net interest margin for the three months ended September 30, 2008 was 4.56%, compared to 4.68% for the same period last year. Net interest income for the three months ended September 30, 2008 increased by $323, or 15.0%, to $2,473 from $2,150 for the same period last year. The increase in net interest income was primarily due to an increase in average interest-earning assets and a decrease in the cost of funds. The Corporation’s cost of funds declined from 3.08% for the three months ended September 30, 2007 to 2.26% for the three months ended September 30, 2008 mainly due to lower market rates affecting the rates paid on all interest-bearing deposit accounts and borrowings.

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Average Balance Sheets and Analysis of Net Interest Income for the Three Months Ended September 30,
(In thousands, except percentages)
	2008			2007
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Taxable securities	$44,510	$575	5.13%	$31,114	$387	4.95%
Nontaxable securities (1)	18,026	290	6.38	15,157	229	6.01
Loans receivable (1)	153,429	2,632	6.81	142,384	2,711	7.57
Federal funds sold	7,622	42	2.19	360	5	5.53

Total interest-earning assets	223,587	3,539	6.28%	189,015	3,332	7.01%
Noninterest-earning assets	15,574			15,680

Total Assets	$239,161			$204,695

Interest-bearing liabilities:
NOW	$11,924	$16	0.53%	$10,498	$6	0.23%
Savings	53,111	100	0.75	48,114	125	1.03
Time deposits	79,271	672	3.36	70,106	818	4.64
Short-term borrowings	15,178	87	2.27	9,017	95	4.19
FHLB advances	10,824	94	3.45	5,162	64	4.93

Total interest-bearing liabilities	170,308	969	2.26%	142,897	1,108	3.08%

Noninterest-bearing liabilities:
Noninterest-bearing checking accounts	47,243			41,241
Other liabilities	1,906			1,555

Total liabilities	219,457			185,693
Shareholders’ equity	19,704			19,002

Total liabilities and shareholders’ equity	$239,161			$204,695

Net interest income, interest rate spread (1)		$2,570	4.02%		$2,224	3.93%

Net interest margin (net interest as a percent of average interest-earning assets (1)			4.56%			4.68%
Federal tax exemption on non-taxable securities and loans included in interest income		$97			$74

Average interest-earning assets to interest-bearing liabilities	131.28%			132.27%

(1)	calculated on a fully taxable equivalent basis

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Provision for Loan Losses

The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable credit losses in the Bank’s loan portfolio that have been incurred at each balance sheet date. The provision for loan losses increased to $147 for the three month period ended September 30, 2008 compared to $100 for the same period last year.

The increased provision for loan losses for the three month period ended September 30, 2008 resulted mainly from an increase in non-accrual loans from the prior year ago quarter. Non-accrual loans were $1,832 as of September 30, 2008 compared to $1,433 as of June 30, 2008, and $803 as of September 30, 2007 compared to $886 at June 30, 2007. The increase in non-performing assets from June 30, 2008 was mainly related to one loan relationship within the commercial real estate portfolio. As of September 30, 2008, management does not believe the Corporation has a material loss exposure on this relationship.

Given the recent uncertainty in the housing market, management completed a review of the Bank’s residential real estate mortgage portfolio to determine its exposure to subprime loans. A detailed analysis of the Bank’s home equity portfolio was completed since this portfolio would be the most affected by a decline in home values. A majority of the Bank’s home equity loans were originated at 85% or less of the home value with a small number of loans originated at 90% of the home value with the additional requirements of a higher minimum credit score and a lower debt-to-income ratio. The provision for loan losses as of September 30, 2008 was considered sufficient by management for maintaining an appropriate allowance for loan losses.

Non-Interest Income

Non-interest income increased to $663 during the first quarter of fiscal year 2009, compared to $561 for the same period last year. Within non-interest income during the first quarter of fiscal year 2008, service charges on deposits increased by $99 mainly due to an increase in overdraft fee income from increased volume. Other income increased by $7 mainly due to an increase of $22 in debit card interchange income that was partially offset by a $16 decline in rental fee income that had been received in the previous year from properties the Bank owned through loan foreclosure. Also, within non-interest income a $5 gain on the sale of securities was recognized compared to a $4 loss for the same period last year.

Non-Interest Expenses

Non-interest expenses increased by 9.9%, to $2,247, during the first quarter of fiscal year 2009, compared to $2,045 during the same period last year. Salaries and employee benefits increased by $33, or 3.1%, mainly due to increased salary expense with the addition of experienced business development officers and increased expenses related to employee health insurance. These increases were partially offset by a reduction to the

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

accrual for salary continuation benefits triggered by the departure of the previous chief executive officer.

Data processing expenses increased to $133 due to a data system upgrade of the core processing system that was completed during the third quarter of fiscal year 2008. The Corporation moved from completing the data processing in-house to an out-sourced environment. As a result of this change, long-term cost savings are projected through reduced personnel expense, lower future capital expenditures and reduced expenses related to electronic funds transfer processing.

Professional fees increased to $147 mainly due to increased audit expenses associated with SOX 404 compliance.

Income Taxes

Income tax expense for the three months ended September 30, 2008 increased by $46, to $172 from $126, compared to the same period in 2007. The effective tax rate was 23.2% for the current quarter as compared to 22.3% for the same period last year. The effective tax rate differed from the federal statutory rate principally as a result of tax-exempt income from obligations of states and political subdivisions, loans and earnings on bank owned life insurance.

Financial Condition

Total assets at September 30, 2008 were $238,322 compared to $233,077 at June 30, 2008, an increase of $5,245, or 2.3%. The increase in total assets was mainly attributed to an increase in available-for-sale securities and an increase in loan receivables.

Available-for-sale securities increased by $2,385 from $59,212 at June 30, 2008 to $61,597 at September 30, 2008. Within the securities portfolio, the Corporation owns a trust preferred security, which represents pooled trust preferred securities, which had an amortized cost of $986 and a market value of $456 as of September 30, 2008. Based on management’s evaluation of the trust preferred security, the present value of the projected cash flows is sufficient for full re-payment of the amortized cost of the security and, therefore it is believed the decline in market value is temporary due to current market conditions. The Corporation has the intent and ability to hold this security until the fair value is recovered, which may be maturity. Management does not consider it to be other-than-temporarily impaired at September 30, 2008. Management will continue to monitor this security for any impairment.

Loan receivables increased by $1,957 to $154,307 at September 30, 2008 compared to $152,350 at June 30, 2008. The current increase in loan receivables is mainly attributable more targeted calling efforts by the lending officers.

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Total shareholders’ equity decreased by $453 from June 30, 2008, to $19,118 as of September 30, 2008. The decrease was due to a decline in the fair value of available-for-sale securities mainly as a result of changes in interest rates and due to cash dividends paid during the period. These decreases were partially offset by net income for the current three month period.

Non-Performing Assets

The following table presents the aggregate amounts of non-performing assets and respective ratios as of the dates indicated.

	September 30, 2008	June 30, 2008	September 30, 2007
Non-accrual loans	$1,832	$1,433	$803
Loans past due over 90 days and still accruing	—	—	—

Total non-performing loans	1,832	1,433	803
Other real estate owned	—	—	25

Total non-performing assets	$1,832	$1,433	$828

Non-performing loans to total loans	1.19%	0.94%	0.56%
Allowance for loan losses to total non-performing loans	100.60%	119.26%	179.33%
Loans 90 days or more past due and still accruing to total loans	—	—	—

Following is a breakdown of non-accrual loans as of September 30, 2008 by collateral:

September 30, 2008
Commercial non-mortgage collateral	$673
Vacant land	282
Multifamily residential properties	88
1-4 family residential properties	789

Total	$1,832

As of September 30, 2008, impaired loans totaled $1,587, all of which are included in non-accrual loans. Commercial and commercial real estate loans are classified as impaired if management determines that full collection of principal and interest, in accordance with the terms of the loan documents, is not probable. Impaired loans and non-performing loans have been considered in management’s analysis of the appropriateness of the allowance for loan losses. Management and the Board of Directors are closely monitoring these loans and believe that the prospects for recovery of principal and interest, less identified specific reserves, are good.

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

Net cash from operating activities for the three month period ended September 30, 2008 was $721, net cash from investing activities was $(5,309) and net cash from financing activities was $5,476. The major sources of cash were $2,269 net increase in deposits, $3,456 net increase in short-term borrowings and $6,436 from sales, maturities or principal pay downs on available-for-sale securities. The major uses of cash were the $10,030 purchase of securities and a $1,970 net increase in loans. Total cash and cash equivalents was $7,525 as of September 30, 2008 compared to $6,637 at June 30, 2008.

The Bank offers several forms of deposit products to its customers. The rates offered by the Bank and the fees charged for them are competitive with others available currently in the market area. While the Bank continues to be under competitive pressures in the Bank’s market area as financial institutions attempt to attract and keep new deposits, many commercial and retail customers have been turning to community banking in these difficult economic times.

To provide an additional source of liquidity, the Corporation has entered into an agreement with the Federal Home Loan Bank (FHLB) of Cincinnati. At September 30, 2008, FHLB advances totaled $10,555 as compared with $10,601 at June 30, 2008. The Corporation considers the FHLB to be a reliable source of liquidity funding, secondary to its deposit base.

Short-term borrowings consisted of repurchase agreements which is a financing arrangement that matures daily. The Bank pledges securities as collateral for the repurchase agreements. Short-term borrowings increased by $3,456 from June 30, 2008 mainly due to deposits received from local municipalities.

Jumbo time deposits (those with balances of $100 thousand and over) decreased from $23,715 at June 30, 2008 to $22,528 at September 30, 2008. These deposits are monitored closely by the Corporation and are mainly priced on an individual basis. When these deposits are from a municipality, certain bank-owned securities are pledged to guarantee the safety of these public fund deposits as required by Ohio law. The

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Corporation has the option to use a fee-paid broker to obtain deposits from outside its normal service area as an additional source of funding. The Corporation however, does not rely upon these deposits as a primary source of funding. Although management monitors interest rates on an ongoing basis, a quarterly rate sensitivity report is used to determine the effect of interest rate changes on the financial statements. In the opinion of management, enough assets or liabilities could be repriced over the near term (up to three years) to compensate for such changes. The spread on interest rates, or the difference between the average earning assets and the average interest-bearing liabilities, is monitored quarterly.

Capital Resources

The Bank is subject to various regulatory capital requirements administered by federal regulatory agencies. Capital adequacy guidelines and prompt corrective-action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the Corporation’s financial statements. The Bank is considered well capitalized under the Federal Deposit Insurance Act at September 30, 2008. Management is not aware of any matters occurring subsequent to September 30, 2008 that would cause the Bank’s capital category to change.

On October 3, 2008, the Emergency Economic Stabilization Act of 2008, or EESA, was signed into law providing for, among other things, $700 billion in funding to the U.S. Treasury to purchase troubled assets from financial institutions. On October 14, 2008, the Treasury, the Board of Governors of the Federal Reserve System, and the Federal Deposit Insurance Corporation issued a joint statement announcing additional steps aimed at stabilizing the financial markets, including a $250 billion voluntary Capital Purchase Program, or CPP, that allows qualifying financial institutions to sell preferred shares to the Treasury. Institutions that participate in the CPP are restricted in their ability to make future stock repurchases and to increase dividend payments to shareholders for a period of three years. The Corporation’s Board of Directors and management have evaluated the benefits and drawbacks of participation in the CPP, have reviewed these analyses with the Corporation’s financial and legal advisors, and have determined not to apply for funds under the CPP, given the Corporation’s current and historical status as a well capitalized financial institution.

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

(Dollars in thousands, except per share data)

The Company has identified the appropriateness of the allowance for loan losses and the valuation of securities as critical accounting policies and an understanding of these policies are necessary to understand the financial statements. Critical accounting policies are those policies that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Footnote one (Securities and Allowance for Loan Losses), footnote two (Securities), footnote three (Loans) and Management Discussion and Analysis of Financial Condition and Results from Operation (Critical Accounting Policies) of the 2008 Form 10-K provide detail with regard to the Corporation’s accounting for the allowance for loan losses. There have been no significant changes in the application of accounting policies since June 30, 2008.

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

CONSUMER BANCORP, INC.

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

The Bank measures interest-rate risk from the perspectives of earnings at risk and value at risk. The primary purpose of both the loan and investment portfolios is the generation of income, but credit risk is the principal focus of risk analysis in the loan portfolio and interest-rate risk is the principal focus in the investment portfolio. Because of the greater liquidity of the investment portfolio, it is the vehicle for managing interest-rate risk in the entire balance sheet. The Bank manages its interest rate risk position using simulation analysis of net interest income and net income over a two-year period. The Bank also calculates the effect of an instantaneous change in market interest rates on the economic value of equity or net portfolio value. Once these analyses are complete, management reviews the results, with an emphasis on the income-simulation results for purposes of managing interest-rate risk. The rate sensitivity position is managed to avoid wide swings in net interest margins. Measurement and identification of current and potential interest rate risk exposures are conducted quarterly, with reporting and monitoring also occurring quarterly. The Bank applies interest rate shocks to its financial instruments up and down 100, 200 and 300 basis points.

The following table presents an analysis of the potential sensitivity of the Bank’s annual net interest income and present value of the Bank’s financial instruments to a sudden and sustained increase and decrease change in market interest rates of 100 and 200 basis points:

	Maximum Change
One Year Net Interest Income Change	September 30, 2008	June 30, 2008	Guidelines
+200 Basis Points	0.4%	0.2%	>(20.0)%
+100 Basis Points	0.4%	0.4%	>(12.5)%
-100 Basis Points	(0.5)%	0.2%	>(12.5)%
-200 Basis Points	(1.5)%	(1.2)%	>(20.0)%

Net Present Value of Equity Change
+200 Basis Points	(29.0)%	(26.8)%	>(25)%
+100 Basis Points	(15.3)%	(14.4)%	>(20)%
-100 Basis Points	7.8%	8.5%	>(20)%
-200 Basis Points	6.8%	3.3%	>(25)%

CONSUMERS BANCORP, INC.

The projected volatility of the net present value of equity to a +200 basis points change in market interest rates is slightly outside of the policy guideline. The change in the net present value of equity measures the impact of an immediate 200 basis point increase in market interest rates to the value of all assets and liabilities and the resulting effect of this change on capital.

The preceding analysis is based on numerous assumptions, including relative levels of market interest rates, loan prepayments and reactions of depositors to changes in interest rates, and should not be relied upon as being indicative of actual results. Further, the analysis does not necessarily contemplate all actions the Bank may undertake in response to changes in interest rates.

CONSUMERS BANCORP, INC.

Item 4T – Controls and Procedures

As of the end of the period covered by the report, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures pursuant to Exchange Act Rule 13a- 15e. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. There have not been any changes in the Corporation’s internal control over financial reporting that occurred during the Corporation’s last quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

CONSUMERS BANCORP, INC.

PART II – OTHER INFORMATION

Item 1A – Risk Factors

There were no material changes to the risk factors as presented in the Corporation’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

Item 4 – Submission of Matters to a Vote of Security Holders

Consumers Bancorp, Inc. held its Annual Meeting of Shareholders on October 15, 2008, for the purpose of electing four directors and to transact such other business as would properly come before the meeting. Shareholders elected four Class II Directors, consisting of David W. Johnson, Ralph J. Lober, Laurie L. McClellan and Harry W. Schmuck to serve a term ending in 2011. The Class I Directors, consisting of James V. Hanna, James R. Kiko, Sr., and John E. Tonti, each have a term ending in 2010. The remaining Class III Directors, consisting of John P. Furey and Thomas M. Kishman each have a term ending in 2009.

Results of shareholder voting for the election of Directors were as follows:

	David W. Johnson	Ralph J. Lober	Laurie L. McClellan	Harry W. Schmuck
For	1,539,353	1,546,593	1,546,374	1,546,593
Withheld	12,754	5,514	5,733	5,514
Abstentions	—	—	—	—

Item 5 – Other Information

On November 12, 2008, the Board of Directors of Consumers Bancorp, Inc., declared a $0.10 per share cash dividend for shareholders of record on November 24, 2008 that will be paid on December 12, 2008.

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

CONSUMERS BANCORP, INC.
(Registrant)

Date: November 14, 2008	/s/ Ralph J. Lober
Ralph J. Lober
Chief Executive Officer

Date: November 14, 2008	/s/ Renee K. Wood
Renee K. Wood
Chief Financial Officer & Treasurer