Form 10-Q
period 2008-12-31
CONSUMERS BANCORP INC /OH/
filed 2009-02-17
CIK 1006830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from              To

For the quarterly period ended December 31, 2008

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value	Outstanding at February 13, 2009
2,029,558 Common Shares

CONSUMERS BANCORP, INC.

FORM 10-Q

QUARTER ENDED DECEMBER 31, 2008

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

CONSUMERS BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	Unaudited December 31, 2008	June 30, 2008
ASSETS
Cash and cash equivalents	$6,690	$6,637
Federal funds sold	2,000	4,325
Securities, available-for-sale	64,175	59,212
Federal bank and other restricted stocks, at cost	1,186	1,173
Total loans	157,133	152,350
Less allowance for loan losses	(1,969)	(1,709)

Net Loans	155,164	150,641

Cash surrender value of life insurance	4,536	4,452
Premises and equipment, net	3,918	4,024
Intangible assets	491	572
Accrued interest receivable and other assets	1,609	2,041

Total assets	$239,769	$233,077

LIABILITIES
Deposits
Non-interest bearing demand	$44,932	$44,480
Interest bearing demand	11,619	13,298
Savings	53,094	52,490
Time	83,686	78,576

Total deposits	193,331	188,844

Short-term borrowings	13,398	11,892
Federal Home Loan Bank advances	9,913	10,601
Accrued interest and other liabilities	1,919	2,169

Total liabilities	218,561	213,506
Commitments and contingent liabilities	—	—

SHAREHOLDERS’ EQUITY
Common stock (no par value, 2,500,000 shares authorized; 2,160,000 issued)	4,869	4,869
Retained earnings	17,719	17,029
Treasury stock, at cost (130,442 shares at December 31, 2008 and June 30, 2008)	(1,659)	(1,659)
Accumulated other comprehensive income (loss)	279	(668)

Total shareholders’ equity	21,208	19,571

Total liabilities and shareholders’ equity	$239,769	$233,077

See accompanying notes to consolidated financial statements

CONSUMERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months ended December 31,		Six Months ended December 31,
	2008	2007	2008	2007
Interest income
Loans, including fees	$2,575	$2,750	$5,198	$5,452
Securities
Taxable	575	448	1,150	835
Tax-exempt	192	175	394	339
Federal funds sold	16	21	58	26

Total interest income	3,358	3,394	6,800	6,652

Interest expense
Deposits	791	1,050	1,579	1,999
Short-term borrowings	74	116	161	211
Federal Home Loan Bank advances	79	57	173	121

Total interest expense	944	1,223	1,913	2,331

Net interest income	2,414	2,171	4,887	4,321

Provision for loan losses	129	108	276	208

Net interest income after
Provision for loan losses	2,285	2,063	4,611	4,113

Non-interest income
Service charges on deposit accounts	430	434	894	799
Gain (loss) on sale of securities	3	—	8	(4)
Gain on sale of other assets owned	—	—	—	13
Other	191	180	385	367

Total non-interest income	624	614	1,287	1,175

Non-interest expenses
Salaries and employee benefits	1,113	1,069	2,215	2,138
Occupancy and equipment	262	283	555	556
Data processing expenses	133	60	266	123
Professional fees	92	75	239	156
Franchise taxes	54	55	107	110
Printing and supplies	38	34	69	63
Telephone and network communications	56	55	120	121
Amortization of intangible	40	40	81	81
Other	442	390	825	758

Total non-interest expenses	2,230	2,061	4,477	4,106

Income before income taxes	679	616	1,421	1,182
Income tax expense	153	140	325	266

Net Income	$526	$476	$1,096	$916

Basic earnings per share	$0.26	$0.23	$0.54	$0.45

See accompanying notes to consolidated financial statements

CONSUMERS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months ended December 31,		Six Months ended December 31,
	2008	2007	2008	2007

Balance at beginning of period	$19,118	$19,363	$19,571	$18,782

Comprehensive income
Net Income	526	476	1,096	916
Other comprehensive income	1,767	435	947	903

Total comprehensive income	2,293	911	2,043	1,819

Purchase of treasury stock (15,894 and 28,894 shares for the three and six month periods ending December 31, 2007, respectively)	—	(183)	—	(345)
Common cash dividends	(203)	(164)	(406)	(329)

Balance at the end of the period	$21,208	$19,927	$21,208	$19,927

Common cash dividends per share	$0.10	$0.08	$0.20	$0.16

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended December 31,
	2008	2007
Cash flows from operating activities
Net cash from operating activities	$1,241	$1,719

Cash flow from investing activities
Securities available-for-sale
Purchases	(14,888)	(18,176)
Maturities and principal pay downs	4,968	2,647
Proceeds from sales of available-for-sale securities	6,436	489
Net decrease in federal funds sold	2,325	—
Net increase in loans	(4,799)	(6,580)
Acquisition of premises and equipment	(139)	(99)
Disposal of premises and equipment	10	1
Sale of other real estate owned	—	1,577

Net cash from investing activities	(6,087)	(20,141)

Cash flow from financing activities
Net increase in deposit accounts	4,487	9,103
Net change in short-term borrowings	1,506	(39)
Proceeds of Federal Home Loan Bank advances	400	10,885
Repayments of Federal Home Loan Bank advances	(1,088)	(98)
Purchase of treasury stock	—	(345)
Dividends paid	(406)	(329)

Net cash from financing activities	4,899	19,177

Increase in cash or cash equivalents	53	755

Cash and cash equivalents, beginning of period	6,637	5,558

Cash and cash equivalents, end of period	$6,690	$6,313

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$1,962	$2,338
Federal income taxes	205	120
Non-cash items:
Transfer from loans to repossessed assets	$—	$25

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

Earnings per Share: Earnings per common share are computed based on the weighted average common shares outstanding. The weighted average number of outstanding shares was 2,029,558 and 2,048,422 for the quarters ended December 31, 2008 and 2007, respectively. The weighted average number of outstanding shares was 2,029,558 and 2,055,134 for the six months ended December 31, 2008 and 2007, respectively. The Corporation’s capital structure contains no dilutive securities.

Adoption of New Accounting Standards: In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material. In October, 2008, the FASB issued Staff

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Position (FSP) 157-3, Determining the Fair Value of a Financial Asset when the Market for That Asset Is Not Active. This FSP clarifies the application of FAS 157 in a market that is not active. The Corporation applied this FSP to its trust preferred security holding during the second fiscal quarter of 2009. See Note 5 of the Consolidated Financial Statements for information related to the adoption of this FSP.

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

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 2 – Securities

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
December 31, 2008
Securities available-for-sale:
Obligations of government sponsored entities	$13,173	$396	$(4)
Obligations of states and political subdivisions	17,891	105	(449)
Mortgage–backed securities	32,653	920	(22)
Trust preferred security	458	—	(523)

Total Securities	$64,175	$1,421	$(998)

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
June 30, 2008
Securities available-for-sale:
Obligations of government sponsored entities	$10,249	$160	$(44)
Obligations of states and political subdivisions	17,898	19	(582)
Mortgage–backed securities	30,324	85	(406)
Trust preferred security	741	—	(244)

Total Securities	$59,212	$264	$(1,276)

The estimated fair values of securities at December 31, 2008, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The trust preferred security has a final maturity date of September 22, 2036, with a first optional call date of June 22, 2011 and a first auction call date of June 22, 2016.

Estimated Fair Value
Due in one year or less	$2,708
Due after one year through five years	5,814
Due after five years through ten years	13,171
Due after ten years	9,371

Total	31,064

Mortgage-backed securities	32,653
Trust preferred security	458

Total	$64,175

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The Corporation conducts other-than-temporary impairment analyses on a quarterly basis. The initial indication of other-than-temporary impairment is a decline in the fair value below the amount recorded for an investment, and the severity and duration of the decline. In determining whether an impairment is other-than-temporary, the Corporation considers the length of time and the extent to which the fair value has been below cost, recent events specific to the issuer, including investment downgrades by rating agencies and economic conditions of its industry, and the Corporation’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery.

At December 31, 2008, the trust preferred security, which represent pooled trust preferred securities issued by other financial institutions and insurance companies, had an amortized cost of $981 and a fair value of $458. At December 31, 2008, the trust preferred security did not trade in an active, open market with readily observable prices and therefore was classified within Level 3 of the valuation hierarchy. The fair value of this security has been calculated using a discounted cash flow model and market liquidity premium as permitted by FSP 157-3. With the current market conditions, the assumptions used to determine the fair value of Level 3 securities has greater subjectivity due to the lack of observable market transactions. The fair value of this security has declined due to the fact that subsequent offerings of similar securities pay a higher market rate of return. This higher rate of return reflects the increased credit and liquidity risks in the marketplace.

Due to an increase in principal and/or interest deferrals by the issuers of the underlying securities, the trust preferred security is deferring cash interest payments. Interest owed the Corporation is being added to the bond balance (capitalized). Since the security is projected to continue to defer interest payments until December 2009, management decided not to capitalize the interest at this time. The trust preferred security the Corporation owns continues to be rated as investment grade with a “Baa1” rating by Moody’s and a “A” rating by Fitch, however it has been placed on “rating watch negative” by both of these rating agencies. Based on management’s evaluation of the trust preferred security, the present value of the projected cash flows is sufficient for full re-payment of the amortized cost of the security and, therefore it is believed the decline in fair value is temporary due to current market conditions. However, without recovery of this security in the near term, other-than-temporary impairments may occur in future periods.

At December 31, 2008, 99.5 percent of the Corporation’s mortgage-backed securities were issued by Fannie Mae and Freddie Mac, while only 0.5 percent of the holdings were in private-label mortgage-backed securities. The private-label mortgage-backed security is AAA rated and comprised of seasoned loans with low loan-to-value.

Management does not consider any of its securities to be other-than-temporarily impaired as of December 31, 2008. The Corporation has the intent and ability to hold these securities until the fair value is recovered, which may be maturity.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

At December 31, 2008, available-for-sale securities included municipal securities issued by Farmersville, Texas school district that are insured by Permanent School Fund Guarantee with an aggregate book value of $2,185, or 10.3%, of shareholders’ equity. Other than this issue, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies and corporations, with an aggregate book value which exceeds 10% of shareholders’ equity.

Note 3 – Loans

Major classifications of loans were as follows:

	December 31, 2008	June 30, 2008

Real estate – residential mortgage	$50,465	$50,765
Real estate – construction	8,991	6,404
Commercial, financial and agriculture	92,196	89,230
Consumer	5,481	5,951

Total Loans	$157,133	$152,350

	December 31, 2008	June 30, 2008	December 31, 2007
Loans past due over 90 days and still accruing	$—	$—	$—
Loans on non-accrual	1,729	1,433	1,178
Impaired loans	1,442	1,270	1,068
Amount of allowance allocated to impaired loans	319	241	146

For each of the periods listed above, all of the impaired loans were also included in non-accrual loans.

Note 4 – Allowance for Loan Losses

A summary of activity in the allowance for loan losses for the six months ended December 31, 2008, and 2007, were as follows:

	2008	2007
Beginning of period	$1,709	$1,381
Provision	276	208
Charge-offs	(63)	(111)
Recoveries	47	40

Balance at December 31,	$1,969	$1,518

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 5 – Fair Value Measurement

As discussed in Note 1 - Summary of Significant Accounting Policies, the Corporation adopted fair value accounting standard Statement No. 157 effective July 1, 2008. Statement No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Statement No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Level 3: Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability. Valuation techniques include use of discounted cash flow models and similar techniques.

The Corporation used the following methods and significant assumptions to estimate the fair value of items:

Securities: Where available, the fair values of available-for-sale securities are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs). If quoted market prices are not available, fair values are estimated using matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). In certain cases where there is limited activity or less transparency around inputs to the valuation, fair values are estimated using a discounted cash flow model and market liquidity premium (Level 3 inputs). With the current market conditions, the assumptions used to determine the fair value of Level 3 securities have greater subjectivity due to the lack of observable market transactions.

Federal bank and other restricted stocks includes stock acquired for regulatory purposes, such as Federal Home Loan Bank stock and Federal Reserve Bank stock that are accounted for at cost; and therefore, are not subject to the disclosure requirements of Statement No. 157.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Balance at December 31, 2008	Fair Value Measurements at December 31, 2008 Using
		Level 1	Level 2	Level 3
Assets:
Available-for-sale securities	$64,175	$—	$63,717	$458

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended December 31, 2008	Six Months Ended December 31, 2008
Balance at beginning of the period	$456	$741
Change in fair value	2	(283)

Balance at December 31, 2008	$458	$458

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

Impaired loans are generally measured for impairment using the fair value of the collateral supporting the loan. Evaluating impaired loan collateral is based on level 3 inputs utilizing outside appraisals adjusted by management for sales costs and other assumptions regarding market conditions to arrive at fair value. As of December 31, 2008, impaired loans had a carrying value of $1,442, with a valuation allowance of $319; resulting in an additional provision for loan losses of $78 being recorded for the six month period ended December 31, 2008.

CONSUMERS BANCORP, INC.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share data)

General

The following is management’s analysis of the Corporation’s results of operations for the three and six month periods ended December 31, 2008, compared to the same periods in 2007, and the consolidated balance sheets at December 31, 2008 compared to June 30, 2008. This discussion is designed to provide a more comprehensive review of the operating results and financial condition than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

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

Results of Operations

Three and Six Months Ended December 31, 2008 and December 30, 2007

Net Income

Net income increased by $50 and $180 for the three and six month periods ended December 31, 2008, respectively, as compared to the same periods last year. The increase in net income was mainly attributable to an increase in net interest income and service charges on deposit accounts. Earnings per common share were $0.26 and $0.54 for the three and six month periods ended December 31, 2008, as compared to $0.23 and $0.45, respectively, for the same periods last year.

Return on average equity (ROE) and return on average assets (ROA) were 10.75% and 0.87%, respectively, for the second quarter of fiscal year 2009 compared to 9.64% and 0.88%, respectively, for the second quarter of fiscal year 2008.

ROE and ROA were 11.12% and 0.91%, respectively, for the 2009 fiscal year-to-date period compared to 9.43% and 0.87%, respectively, for the same periods last year.

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

The Corporation’s net interest margin for the three months ended December 31, 2008 was 4.46%, compared to 4.47% for the same period last year. Net interest income for the three months ended December 31, 2008 increased by $243, or 11.2%, to $2,414 from $2,171 for the same period last year. The increase in net interest income was primarily due to a decrease in the cost of funds and an increase in average interest-earning assets. The Corporation’s cost of funds declined from 3.25% for the three months ended December 31, 2007 to 2.17% for the three months ended December 31, 2008 mainly due to lower market rates affecting the rates paid on all interest-bearing deposit accounts and borrowings.

The Corporation’s net interest margin for the six months ended December 31, 2008 was 4.51%, compared to 4.57% for the same period last year. Net interest income for the six months ended December 31, 2008 increased by $566, or 13.1%, to $4,887 from $4,321 for the same period last year. The increase in net interest income was primarily due to a decrease in the cost of funds and an increase in average interest-earning assets. The Corporation’s cost of funds decreased from 3.17% for the six months ended December 31, 2007 to 2.22% for the six months ended December 31, 2008 mainly due to lower market rates affecting the rates paid on all interest-bearing deposit accounts and borrowings. Interest-earning assets increased by $28,671, or an annualized 29.2%, during the first six months of fiscal year 2009 compared to the previous year ago period.

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Average Balance Sheets and Analysis of Net Interest Income for the Three Months Ended December 31,

(In thousands, except percentages)

	2008			2007
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Taxable securities	$45,577	$575	4.94%	$35,366	$448	5.04%
Nontaxable securities (1)	16,820	276	5.96	16,698	247	5.88
Loans receivable (1)	156,186	2,583	6.56	146,173	2,755	7.50
Federal funds sold	4,347	16	1.46	1,925	21	4.34

Total interest-earning assets	222,930	3,450	6.14%	200,162	3,471	6.90%

Noninterest-earning assets	17,898			14,533

Total Assets	$240,828			$214,695

Interest-bearing liabilities:
NOW	$11,441	$15	0.52%	$9,595	$12	0.50%
Savings	54,532	95	0.69	47,988	138	1.14
Time deposits	82,376	681	3.28	76,137	900	4.70
Short-term borrowings	14,380	74	2.04	10,675	116	4.32
FHLB advances	9,564	79	3.28	5,503	57	4.12

Total interest-bearing liabilities	172,293	944	2.17%	149,898	1,223	3.25%

Noninterest-bearing liabilities:
Noninterest-bearing checking accounts	47,047			43,359
Other liabilities	2,086			1,795

Total liabilities	221,426			195,052
Shareholders’ equity	19,402			19,643

Total liabilities and shareholders’ equity	$240,828			$214,695

Net interest income, interest rate spread (1)		$2,506	3.97%		$2,248	3.65%

Net interest margin (net interest as a percent of average interest-earning assets (1)			4.46%			4.47%

Federal tax exemption on non-taxable securities and loans included in interest income		$92			$77

Average interest-earning assets to interest-bearing liabilities	129.39%			133.53%

(1)	calculated on a fully taxable equivalent basis

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Average Balance Sheets and Analysis of Net Interest Income for the Six Months Ended December 31,

(In thousands, except percentages)

	2008			2007
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Taxable securities	$45,045	$1,150	4.99%	$33,239	$835	5.00%
Nontaxable securities (1)	17,422	566	6.08	15,928	476	5.94
Loans receivable (1)	154,807	5,215	6.68	144,279	5,466	7.54
Federal funds sold	5,985	58	1.92	1,142	26	4.53

Total interest-earning assets	223,259	6,989	6.21%	194,588	6,803	6.95%

Noninterest-earning assets	16,735			15,107

Total Assets	$239,994			$209,695

Interest-bearing liabilities:
NOW	$11,683	$31	0.53%	$10,047	$18	0.36%
Savings	53,822	195	0.72	48,051	263	1.09
Time deposits	80,823	1,353	3.32	73,121	1,718	4.67
Short-term borrowings	14,779	161	2.16	9,845	211	4.26
FHLB advances	10,195	173	3.37	5,333	121	4.51

Total interest-bearing liabilities	171,302	1,913	2.22%	146,397	2,331	3.17%

Noninterest-bearing liabilities:
Noninterest-bearing checking accounts	47,063			42,300
Other liabilities	2,076			1,675

Total liabilities	220,441			190,372
Shareholders’ equity	19,553			19,323

Total liabilities and shareholders’ equity	$239,994			$209,695

Net interest income, interest rate spread (1)		$5,076	3.99%		$4,472	3.78%

Net interest margin (net interest as a percent of average interest-earning assets (1)			4.51%			4.57%

Federal tax exemption on non-taxable securities and loans included in interest income		$189			$151

Average interest-earning assets to interest-bearing liabilities	130.33%			132.92%

(1)	calculated on a fully taxable equivalent basis

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Provision for Loan Losses

The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable credit losses in the Bank’s loan portfolio that have been incurred at each balance sheet date. The provision for loan losses increased to $129 and $276 for the three and six month periods ended December 31, 2008, respectively, compared to $108 and $208 for the same periods last year.

The increased provision for loan losses for the six month period ended December 31, 2008 resulted mainly from lower collateral value assumptions on non-accrual loans based on current market valuations. The allowance for loan losses as a percent of total loans at December 31, 2008 was 1.25% up from 1.12% at June 30, 2008 and from 1.03% a year ago. This increase is a result of management’s concerns about the current economic conditions, the higher level of unemployment in our market areas and the depressed real estate values in the markets where we lend affecting the underlying collateral values.

Non-accrual loans were $1,729 as of December 31, 2008 and represented 1.10% of total loans and leases. This compared with $1,433, or 0.94%, at June 30, 2008 and $1,178, or 0.80%, as of December 31, 2007. The increase in non-performing assets from June 30, 2008 was mainly related to one loan relationship within the commercial real estate portfolio. As of December 31, 2008, management does not believe the Corporation has a material loss exposure on this relationship.

The provision for loan losses as of December 31, 2008 was considered sufficient by management for maintaining an appropriate allowance for loan losses.

Non-Interest Income

Non-interest income increased to $624 during the second quarter of fiscal year 2009, compared to $614 for the same period last year. During the first six months of fiscal year 2009, non-interest income increased to $1,287 compared with $1,175 for the same period last year. For the fiscal year-to-date period, service charges on deposits increased by $95 mainly due to an increase in overdraft fee income from increased volume and other income increased by $18 mainly due to an increase in debit card interchange income. Also, within non-interest income an $8 gain on the sale of securities was recognized compared to a $4 loss for the same period last year.

Non-Interest Expenses

Non-interest expenses increased by 8.2%, to $2,230, during the second quarter of fiscal year 2009, compared to $2,061 during the same period last year. Within non-interest expenses, salaries and employee benefits increased by $44, or 4.1%, mainly due to the addition of experienced business development officers and increased expenses related to employee health insurance. Data processing expenses increased by $73 for the second quarter of the fiscal year 2009 mainly due to a data system upgrade of the core processing

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

system that was completed during the third quarter of fiscal year 2008. The Corporation moved from completing the data processing in-house to an out-sourced environment. As a result of this change, long-term cost savings are projected through reduced personnel expense, lower future capital expenditures and reduced expenses related to electronic funds transfer processing. Other non-interest expenses increased by $52 mainly due to higher deposit insurance expense as a result of fully using the one time credit received from the Federal Deposit Insurance Corporation (FDIC) in April 2007.

Non-interest expenses increased by 9.0%, to $4,477 during the first six months of fiscal year 2009, compared to $4,106 during the same period last year. Within non-interest expenses, salaries and employee benefits increased by $77, or 3.6%, mainly due to the addition of experienced business development officers and increased expenses related to employee health insurance. These increases were partially offset by a reduction to the accrual for salary continuation benefits triggered by the departure of the previous chief executive officer.

Professional fees increased by $83 mainly due to increased audit expenses associated with SOX 404 compliance.

Data processing expenses increased by $143 for the first six months of the fiscal year 2009 mainly due to a data system upgrade of the core processing system that was completed during the third quarter of fiscal year 2008. The Corporation moved from completing the data processing in-house to an out-sourced environment. As a result of this change, long-term cost savings are projected through reduced personnel expense, lower future capital expenditures and reduced expenses related to electronic funds transfer processing.

Other non-interest expenses increased by $67 mainly due to due to higher deposit insurance expense as a result of fully using the one time credit received from the FDIC in April 2007. FDIC insurance expense is expected to continue to increase as proposed rate increases go into effect on January 1, 2009.

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Income Taxes

Income tax expense for the three months ended December 31, 2008 increased by $13, to $153 from $140, compared to a year ago. The effective tax rate was 22.5% for the current quarter as compared to 22.7% for the same period last year.

Income tax expense for the six months ended December 31, 2008 increased by $59, to $325 from $266, compared to a year ago. The effective tax rate was 22.9% for the current six months as compared to 22.5% for the same period last year. The effective tax rate differed from the federal statutory rate principally as a result of tax-exempt income from obligations of states and political subdivisions, loans and earnings on bank owned life insurance.

Financial Condition

Total assets at December 31, 2008 were $239,769 compared to $233,077 at June 30, 2008, an increase of $6,692, or an annualized 5.7%. The increase in total assets was mainly attributed to an increase in available-for-sale securities and an increase in loan receivables.

Available-for-sale securities increased by $4,963 from $59,212 at June 30, 2008 to $64,175 at December 31, 2008. Within the securities portfolio, the Corporation owns a trust preferred security, which represents pooled trust preferred securities issued by other financial and insurance companies, which had an amortized cost of $981 and a fair value of $458 as of December 31, 2008. At December 31, 2008, the trust preferred security did not trade in an active, open market with readily observable prices and therefore was classified within Level 3 of the valuation hierarchy. The fair value of this security has been calculated using a discounted cash flow model and market liquidity premium as permitted by FSP 157-3. With the current market conditions, the assumptions used to determine the fair value of Level 3 securities has greater subjectivity due to the lack of observable market transactions. The fair value of this security has declined due to the fact that subsequent offerings of similar securities pay a higher market rate of return. This higher rate of return reflects the increased credit and liquidity risks in the marketplace.

Due to an increase in principal and/or interest deferrals by the issuers of the underlying securities, the trust preferred security is deferring cash interest payments. Interest owed the Corporation is being added to the bond balance (capitalized). Since the security is projected to continue to defer interest payments until December 2009, management decided not to capitalize the interest at this time. The trust preferred security the Corporation owns continues to be rated as investment grade with a “Baa1” rating by Moody’s and a “A” rating by Fitch, however it has been placed on “rating watch negative” by both of these rating agencies. Based on management’s evaluation of the trust preferred security, the present value of the projected cash flows is sufficient for full re-payment of the amortized cost of the security and, therefore it is believed the decline in fair value is temporary due to current market conditions. However, without recovery of

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

this security in the near term, other-than-temporary impairments may occur in future periods.

Loan receivables increased by $4,783 to $157,133 at December 31, 2008 compared to $152,350 at June 30, 2008. The current increase in loan receivables is mainly attributable to more targeted calling efforts by the lending officers for qualified borrowers.

Total shareholders’ equity increased by $1,637 from June 30, 2008, to $21,208 as of December 31, 2008. The increase was mainly due to an increase in the fair value of available-for-sale securities and net income for the current six month period. These increases were partially offset by cash dividends paid during the period.

Non-Performing Assets

The following table presents the aggregate amounts of non-performing assets and respective ratios as of the dates indicated.

	December 31, 2008	June 30, 2008	December 31, 2007
Non-accrual loans	$1,729	$1,433	$1,178
Loans past due over 90 days and still accruing	—	—	—

Total non-performing loans	1,729	1,433	1,178
Other real estate owned	—	—	—

Total non-performing assets	$1,729	$1,433	$1,178

Non-performing loans to total loans	1.10%	0.94%	0.80%

Allowance for loan losses to total non-performing loans	113.88%	119.26%	128.86%

Following is a breakdown of non-accrual loans as of December 31, 2008 by collateral:

December 31, 2008
Commercial non-mortgage collateral	$665
Vacant land	190
Multifamily residential properties	85
1-4 family residential properties	789

Total	$1,729

As of December 31, 2008, impaired loans totaled $1,422, all of which are included in non-accrual loans. Commercial and commercial real estate loans are classified as impaired if management determines that full collection of principal and interest, in accordance with the terms of the loan documents, is not probable. Impaired loans and non-performing loans have been considered in management’s analysis of the appropriateness of the allowance for loan losses. Management and the Board of Directors are closely monitoring these loans and believe that the prospects for recovery of principal and interest, less identified specific reserves, are favorable.

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Contractual Obligations, Commitments, Contingent Liabilities and Off-Balance Sheet Arrangements

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

Net cash from operating activities for the six month period ended December 31, 2008 was $1,241, net cash outflows from investing activities was $(6,087) and net cash from financing activities was $4,899. The major sources of cash were $4,487 net increase in deposits, $1,506 net increase in short-term borrowings and $11,404 from sales, maturities or principal pay downs on available-for-sale securities. The major uses of cash were the $14,888 purchase of securities and a $4,799 net increase in loans. Total cash and cash equivalents was $6,690 as of December 31, 2008 compared to $6,313 at December 31, 2007.

The Bank offers several types of deposit products to its customers. The rates offered by the Bank and the fees charged for them are competitive with others available currently in the market area. While the Bank continues to be under competitive pressures in the Bank’s market area as financial institutions attempt to retain and attract new deposits, many commercial and retail customers have been turning to community banking in these difficult economic times. This, in part, is credited with helping the Corporation to increase deposits by $4,487, or an annualized 4.7%, during the first six months of fiscal year 2009 while reducing the overall cost for funds by 95 basis points from the same year ago period.

To provide an additional source of liquidity, the Corporation has entered into an agreement with the Federal Home Loan Bank (FHLB) of Cincinnati. At December 31, 2008, FHLB advances totaled $9,913 as compared with $10,601 at June 30, 2008. As of December 31, 2008, the Bank had the ability to borrow an additional $13,754 from the FHLB based on a blanket pledge of qualifying first mortgage loans. The Corporation

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

considers the FHLB to be a reliable source of liquidity funding, secondary to its deposit base.

Short-term borrowings consisted of repurchase agreements which is a financing arrangement that matures daily. The Bank pledges securities as collateral for the repurchase agreements. Short-term borrowings increased by $1,506 from June 30, 2008 mainly due to deposits received from local municipalities.

Jumbo time deposits (those with balances of $100 thousand and over) increased from $23,715 at June 30, 2008 to $24,566 at December 31, 2008. These deposits are monitored closely by the Corporation and are mainly priced on an individual basis. When these deposits are from a municipality, certain bank-owned securities are pledged to guarantee the safety of these public fund deposits as required by Ohio law. The Corporation has the option to use a fee-paid broker to obtain deposits from outside its normal service area as an additional source of funding. The Corporation however, does not rely upon these deposits as a primary source of funding. Although management monitors interest rates on an ongoing basis, a quarterly rate sensitivity report is used to determine the effect of interest rate changes on the financial statements. In the opinion of management, enough assets or liabilities could be repriced over the near term (up to three years) to compensate for such changes. The spread on interest rates, or the difference between the average earning assets and the average interest-bearing liabilities, is monitored quarterly.

Capital Resources

The Bank is subject to various regulatory capital requirements administered by federal regulatory agencies. Capital adequacy guidelines and prompt corrective-action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the Corporation’s financial statements. The Bank is considered well capitalized under the Federal Deposit Insurance Act at December 31, 2008. Management is not aware of any matters occurring subsequent to December 31, 2008 that would cause the Bank’s capital category to change.

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

Forward-Looking Statements

When used in this report (including information incorporated by reference in this report), the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “believe” or similar expressions are intended to identify “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may involve risks and uncertainties that are difficult to predict, may be beyond the Corporation’s control, and could cause actual results to differ materially from those described in such statements. Any such forward-looking statements are made only as of the date of this report or the respective dates of the relevant incorporated documents, as the case may be, and, except as required by law, the Corporation undertakes no obligation to update these forward-looking statements to reflect subsequent events or circumstances. Factors that could cause actual results for future periods to differ materially from those anticipated or projected include, but are not limited to:

•	regional and national economic conditions becoming less favorable than expected, resulting in, among other things, a deterioration in credit quality of

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

assets and the underlying value of collateral could prove to be less valuable than otherwise assumed;

•	material unforeseen changes in the financial condition or results of Consumers National Bank’s customers;

•	changes in levels of market interest rates which could reduce anticipated or actual margins;

•	competitive pressures on product pricing and services;

•	the nature, extent, and timing of government and regulatory actions; and

•	a continued deterioration in market conditions causing debtors to be unable to meet their obligations.

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

CONSUMERS BANCORP, INC.

Item 3 – Not Applicable for Smaller Reporting Companies

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Item 3 – Defaults Upon Senior Securities

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

Item 5 – Other Information

On February 13, 2009, the Board of Directors of Consumers Bancorp, Inc., declared a $0.10 per share cash dividend for shareholders of record on February 23, 2009 that will be paid on March 12, 2009.

Item 6 – Exhibits

Exhibit 11 Statement regarding Computation of Per Share Earnings (included in Note 1 to the Consolidated Financial Statements).

Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

Exhibit 32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

CONSUMERS BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSUMERS BANCORP, INC.
(Registrant)

Date: February 17, 2009	/s/ Ralph J. Lober
Ralph J. Lober
Chief Executive Officer

Date: February 17, 2009	/s/ Renee K. Wood
Renee K. Wood
Chief Financial Officer & Treasurer