Form 10-Q
period 2009-03-31
CONSUMERS BANCORP INC /OH/
filed 2009-05-15
CIK 1006830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.05 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value	Outstanding at May 13, 2009
2,029,558 Common Shares

CONSUMERS BANCORP, INC.

FORM 10-Q

QUARTER ENDED March 31, 2009

Part I – Financial Information

Item 1 – Financial Statements (Unaudited)

Interim financial information required by Rule 10-01 of Regulation S-X is included in this Form 10-Q as referenced below:

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

CONSUMERS BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	Unaudited March 31, 2009	June 30, 2008
ASSETS
Cash on hand and noninterest-bearing deposits in other banks	$3,863	$6,637
Interest-bearing deposits in other banks	6,900	—

Total cash and cash equivalents	10,763	6,637
Federal funds sold	3,000	4,325
Securities, available-for-sale	63,415	59,212
Federal bank and other restricted stocks, at cost	1,186	1,173
Total loans	158,737	152,350
Less allowance for loan losses	(2,062)	(1,709)

Net Loans	156,675	150,641

Cash surrender value of life insurance	4,578	4,452
Premises and equipment, net	3,835	4,024
Intangible assets	451	572
Other real estate owned	79	—
Accrued interest receivable and other assets	1,908	2,041

Total assets	$245,890	$233,077

LIABILITIES
Deposits
Non-interest bearing demand	$41,468	$44,480
Interest bearing demand	11,179	13,298
Savings	57,148	52,490
Time	87,844	78,576

Total deposits	197,639	188,844

Short-term borrowings	15,719	11,892
Federal Home Loan Bank advances	9,471	10,601
Accrued interest and other liabilities	1,976	2,169

Total liabilities	224,805	213,506
Commitments and contingent liabilities	—	—

SHAREHOLDERS’ EQUITY
Common stock (no par value, 2,500,000 shares authorized; 2,160,000 issued)	4,869	4,869
Retained earnings	17,997	17,029
Treasury stock, at cost (130,442 shares at March 31, 2009 and June 30, 2008)	(1,659)	(1,659)
Accumulated other comprehensive loss	(122)	(668)

Total shareholders’ equity	21,085	19,571

Total liabilities and shareholders’ equity	$245,890	$233,077

See accompanying notes to consolidated financial statements

CONSUMERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months ended March 31,		Nine Months ended March 31,
	2009	2008	2009	2008
Interest income
Loans, including fees	$2,409	$2,729	$7,607	$8,181
Securities
Taxable	533	522	1,683	1,357
Tax-exempt	189	189	583	528
Federal funds sold	4	32	62	58

Total interest income	3,135	3,472	9,935	10,124

Interest expense
Deposits	745	1,037	2,324	3,036
Short-term borrowings	33	96	194	307
Federal Home Loan Bank advances	77	115	250	236

Total interest expense	855	1,248	2,768	3,579

Net interest income	2,280	2,224	7,167	6,545

Provision for loan losses	165	113	441	321

Net interest income after
Provision for loan losses	2,115	2,111	6,726	6,224

Non-interest income
Service charges on deposit accounts	372	435	1,266	1,234
Gain on sale of securities	177	30	185	26
Gain on sale of other assets owned	—	—	—	13
Bank owned life insurance income	42	36	126	120
Other	131	155	432	438

Total non-interest income	722	656	2,009	1,831

Non-interest expenses
Salaries and employee benefits	1,105	1,104	3,278	3,242
Occupancy and equipment	262	280	817	789
Data processing expenses	136	109	402	232
Professional fees	81	80	320	236
Franchise taxes	54	56	161	166
Printing and supplies	25	61	94	124
Telephone and network communications	62	60	182	181
Amortization of intangible	40	40	121	121
Other	461	449	1,328	1,254

Total non-interest expenses	2,226	2,239	6,703	6,345

Income before income taxes	611	528	2,032	1,710
Income tax expense	130	106	455	372

Net Income	$481	$422	$1,577	$1,338

Basic earnings per share	$0.24	$0.21	$0.78	$0.65

See accompanying notes to consolidated financial statements

CONSUMERS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months ended March 31,		Nine Months ended March 31,
	2009	2008	2009	2008
Balance at beginning of period	$21,208	$19,927	$19,571	$18,782

Comprehensive income
Net Income	481	422	1,577	1,338
Other comprehensive income	(401)	242	546	1,145

Total comprehensive income	80	664	2,123	2,483

Purchase of treasury stock (6,982 and 35,876 shares for the three and nine month periods ending March 31, 2008, respectively)	—	(79)	—	(424)
Common cash dividends	(203)	(162)	(609)	(491)

Balance at the end of the period	$21,085	$20,350	$21,085	$20,350

Common cash dividends per share	$0.10	$0.08	$0.30	$0.24

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended March 31,
	2009	2008
Cash flows from operating activities
Net cash from operating activities	$1,827	$2,333

Cash flow from investing activities
Securities available-for-sale
Purchases	(25,934)	(23,224)
Maturities, calls and principal pay downs	9,296	3,997
Proceeds from sales of available-for-sale securities	13,436	4,783
Net (increase) decrease in federal funds sold	1,325	(19,405)
Net increase in loans	(6,554)	(7,690)
Acquisition of premises and equipment	(161)	(168)
Disposal of premises and equipment	8	1
Sale of other real estate owned	—	1,673

Net cash from investing activities	(8,584)	(40,033)

Cash flow from financing activities
Net increase in deposit accounts	8,795	16,427
Net change in short-term borrowings	3,827	14,189
Proceeds of Federal Home Loan Bank advances	—	10,500
Repayments of Federal Home Loan Bank advances	(1,130)	(1,392)
Purchase of treasury stock	—	(424)
Dividends paid	(609)	(491)

Net cash from financing activities	10,883	38,809

Increase in cash or cash equivalents	4,126	1,109

Cash and cash equivalents, beginning of period	6,637	5,558

Cash and cash equivalents, end of period	$10,763	$6,667

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$2,825	$3,563
Federal income taxes	555	305
Non-cash items:
Transfer from loans to repossessed assets	$79	$121

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

Earnings per Share: Earnings per common share are computed based on the weighted average common shares outstanding. The weighted average number of outstanding shares was 2,029,558 and 2,033,719 for the quarters ended March 31, 2009 and 2008, respectively. The weighted average number of outstanding shares was 2,029,558 and 2,048,048 for the nine months ended March 31, 2009 and 2008, respectively. The Corporation’s capital structure contains no dilutive securities.

Adoption of New Accounting Standards: In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material. In

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

October, 2008, the FASB issued Staff Position (FSP) 157-3, Determining the Fair Value of a Financial Asset when the Market for That Asset Is Not Active. This FSP clarifies the application of FAS 157 in a market that is not active. The Corporation applied this FSP to its trust preferred security holding during the second fiscal quarter of 2009. See Note 5 of the Consolidated Financial Statements for information related to the adoption of this FSP.

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

On April 2, 2009, the FASB issued three FSPs related to fair value and impairment charges. FSP FAS 157-e, Determining Whether a Market Is Not Active and a Transaction Is Not Distressed amends the FASB Statement of Financial Accounting Standards No. 157 (FAS 157), Fair Value Measurements, to address when a market is not active. FSP FAS 115-a, FAS 124-a, and EITF 99-20-b, Recognition and Presentation of Other-Than-Temporary Impairments (OTTI) changes the recognition and presentation for impairment charges on debt securities. FSP FAS 107-b and APB 28-a, Interim Disclosures About Fair Value of Financial Instruments will require more frequent disclosure of fair value for public companies. The new standards are effective for the Corporation for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. At the present time, the Corporation has not determined the impact of these standards on the Corporation’s financial statements upon adoption.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 2 – Securities

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
March 31, 2009
Securities available-for-sale:
Obligations of government sponsored entities	$14,681	$369	$(3)
Obligations of states and political subdivisions	17,585	74	(741)
Mortgage–backed securities	30,874	835	(12)
Trust preferred security	275	—	(707)

Total Securities	$63,415	$1,278	$(1,463)

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
June 30, 2008
Securities available-for-sale:
Obligations of government sponsored entities	$10,249	$160	$(44)
Obligations of states and political subdivisions	17,898	19	(582)
Mortgage–backed securities	30,324	85	(406)
Trust preferred security	741	—	(244)

Total Securities	$59,212	$264	$(1,276)

The estimated fair values of securities at March 31, 2009, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The trust preferred security has a final maturity date of September 22, 2036, with a first optional call date of June 22, 2011 and a first auction call date of June 22, 2016.

Estimated Fair Value
Due in one year or less	$5,530
Due after one year through five years	9,287
Due after five years through ten years	2,012
Due after ten years	15,437

Total	32,266

Mortgage-backed securities	30,874
Trust preferred security	275

Total	$63,415

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

At March 31, 2009, the trust preferred security, which represent pooled trust preferred securities issued by other financial institutions and insurance companies, had an amortized cost of $982 and a fair value of $275. At March 31, 2009, the trust preferred security did not trade in an active, open market with readily observable prices and therefore was classified within Level 3 of the fair value valuation hierarchy. The fair value of this security has been calculated using a discounted cash flow model and market liquidity premium as permitted by FSP 157-3. With the current market conditions, the assumptions used to determine the fair value of Level 3 securities have greater subjectivity due to the lack of observable market transactions. The fair value of this security has declined due to the fact that subsequent offerings of similar securities pay a higher market rate of return. This higher rate of return reflects the increased credit and liquidity risks in the marketplace.

Due to an increase in principal and/or interest deferrals by the issuers of the underlying securities, the trust preferred security is deferring cash interest payments. Interest owed the Corporation is being added to the bond balance, or capitalized. Since the security is projected to continue to defer interest payments until June 2011, management decided not to capitalize the interest at this time. The trust preferred security the Corporation owns has a “Ca” rating by Moody’s and a “C” rating by Fitch. Based on management’s evaluation of the trust preferred security, the present value of the projected cash flows is sufficient for full re-payment of the amortized cost of the security and, therefore it is believed the decline in fair value is temporary due to current market conditions. However, if there is further deterioration in the underlying collateral of this security, other-than-temporary impairments may occur in future periods.

At March 31, 2009, 99.4 percent of the Corporation’s mortgage-backed securities were issued by Fannie Mae and Freddie Mac, while only 0.6 percent of the holdings were in private-label mortgage-backed securities. The private-label mortgage-backed security is AAA rated and comprised of seasoned loans with low loan-to-value.

Management does not consider any of its securities to be other-than-temporarily impaired as of March 31, 2009. The Corporation has the intent and ability to hold these securities until the fair value is recovered, which may be maturity.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

At March 31, 2009, available-for-sale securities included municipal securities issued by Farmersville, Texas school district that are insured by Permanent School Fund Guarantee with an aggregate book value of $2,110, or 10.0%, of shareholders’ equity. Other than this issue, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies and corporations, with an aggregate book value which equaled or exceeded 10% of shareholders’ equity.

Note 3 – Loans

Major classifications of loans were as follows:

	March 31, 2009	June 30, 2008
Real estate – residential mortgage	$50,003	$50,765
Real estate – construction	10,487	6,404
Commercial, financial and agriculture	92,836	89,230
Consumer	5,411	5,951

Total Loans	$158,737	$152,350

	March 31, 2009	June 30, 2008	March 31, 2008
Loans past due over 90 days and still accruing	$—	$—	$—
Loans on non-accrual	2,336	1,433	1,097
Impaired loans	2,154	1,270	1,046
Amount of allowance allocated to impaired loans	453	241	122

For each of the periods listed above, all of the impaired loans were also included in non-accrual loans.

Note 4 – Allowance for Loan Losses

A summary of activity in the allowance for loan losses for the nine months ended March 31, 2009, and 2008, were as follows:

	2009	2008
Beginning of period	$1,709	$1,381
Provision	441	321
Charge-offs	(175)	(133)
Recoveries	87	87

Balance at March 31,	$2,062	$1,656

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

Federal bank and other restricted stocks includes stock acquired for regulatory purposes, such as Federal Home Loan Bank stock and Federal Reserve Bank stock that are accounted for at cost; and therefore, are not subject to the fair value disclosure requirements of Statement No. 157.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at March 31, 2009 Using
	Balance at March 31, 2009	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities	$63,415	$—	$63,140	$275

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended March 31, 2009	Nine Months Ended March 31, 2009
Balance at beginning of the period	$458	$741
Change in fair value	(183)	(466)

Balance at March 31, 2009	$275	$275

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

Impaired loans are generally measured for impairment using the fair value of the collateral supporting the loan. Evaluating impaired loan collateral is based on level 3 inputs utilizing outside appraisals adjusted by management for sales costs and other assumptions regarding market conditions to arrive at fair value. As of March 31, 2009, impaired loans had a principal balance of $2,154, with a valuation allowance of $453; resulting in an additional provision for loan losses of $212 being recorded for the nine month period ended March 31, 2009.

CONSUMERS BANCORP, INC.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share data)

General

The following is management’s analysis of the Corporation’s results of operations for the three and nine month periods ended March 31, 2009, compared to the same periods in 2008, and the consolidated balance sheet at March 31, 2009 compared to June 30, 2008. This discussion is designed to provide a more comprehensive review of the operating results and financial condition than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

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

Results of Operations

Three and Nine Months Ended March 31, 2009 and March 31, 2008

Net Income

Net income increased by $59 and $239 for the three and nine month periods ended March 31, 2009, respectively, as compared to the same periods last year. The increase in net income was mainly attributable to an increase in net interest income and gain on sale of securities. Earnings per common share were $0.24 and $0.78 for the three and nine month periods ended March 31, 2009, as compared to $0.21 and $0.65, respectively, for the same periods last year.

Return on average equity (ROE) and return on average assets (ROA) were 9.20% and 0.81%, respectively, for the third quarter of fiscal year 2009 compared to 8.43% and 0.75%, respectively, for the third quarter of fiscal year 2008.

ROE and ROA were 10.46% and 0.87%, respectively, for the 2009 fiscal year-to-date period compared to 9.09% and 0.83%, respectively, for the same periods last year.

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

The Corporation’s net interest margin for the three months ended March 31, 2009 was 4.19%, compared to 4.37% for the same year ago period. Net interest income for the three months ended March 31, 2009 increased by $56, or 2.5%, to $2,280 from $2,224 for the same year ago period. The increase in net interest income was primarily due to a decrease in the cost of funds and an increase in average interest-earning assets. The Corporation’s cost of funds declined from 3.10% for the three months ended March 31, 2008 to 1.97% for the three months ended March 31, 2009 mainly due to lower market rates affecting the rates paid on all interest-bearing deposit accounts and borrowings.

The Corporation’s net interest margin for the nine months ended March 31, 2009 was 4.36%, compared to 4.50% for the same year ago period. Net interest income for the nine months ended March 31, 2009 increased by $622, or 9.5%, to $7,167 from $6,545 for the same year ago period. The increase in net interest income was primarily due to a decrease in the cost of funds and an increase in average interest-earning assets. The Corporation’s cost of funds decreased from 3.14% for the nine months ended March 31, 2008 to 2.13% for the nine months ended March 31, 2009 mainly due to lower market rates affecting the rates paid on all interest-bearing deposit accounts and borrowings. Interest-earning assets increased by $27,079, or an annualized 18.0%, during the first nine months of fiscal year 2009 compared to the same year ago period.

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Average Balance Sheets and Analysis of Net Interest Income for the Three Months Ended March 31,

(In thousands, except percentages)

	2009			2008
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Taxable securities	$46,605	$533	4.67%	$41,290	$522	5.08%
Nontaxable securities (1)	18,013	276	6.14	18,077	266	5.92
Loans receivable (1)	158,036	2,413	6.19	148,423	2,735	7.41
Federal funds sold	7,024	4	0.23	4,515	32	2.85

Total interest-earning assets	229,678	3,226	5.70%	212,305	3,555	6.73%

Noninterest-earning assets	12,498			14,117

Total Assets	$242,176			$226,422

Interest-bearing liabilities:
NOW	$11,213	$11	0.40%	$9,729	$12	0.50%
Savings	54,941	65	0.48	48,702	130	1.07
Time deposits	87,094	669	3.12	80,395	895	4.48
Short-term borrowings	12,786	33	1.05	10,659	96	3.62
FHLB advances	9,767	77	3.20	12,501	115	3.70

Total interest-bearing liabilities	175,801	855	1.97%	161,986	1,248	3.10%

Noninterest-bearing liabilities:
Noninterest-bearing checking accounts	43,259			42,585
Other liabilities	1,927			1,694

Total liabilities	220,987			206,265
Shareholders’ equity	21,189			20,157

Total liabilities and shareholders’ equity	$242,176			$226,422

Net interest income, interest rate spread (1)		$2,371	3.73%		$2,307	3.63%

Net interest margin (net interest as a percent of average interest-earning assets (1)			4.19%			4.37%

Federal tax exemption on non-taxable securities and loans included in interest income		$91			$83

Average interest-earning assets to interest-bearing liabilities	130.65%			131.06%

(1)	calculated on a fully taxable equivalent basis

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Average Balance Sheets and Analysis of Net Interest Income for the Nine Months Ended March 31,

(In thousands, except percentages)

	2009			2008
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Taxable securities	$45,557	$1,683	4.88%	$35,904	$1,357	5.03%
Nontaxable securities (1)	17,617	842	6.10	16,639	742	5.94
Loans receivable (1)	155,868	7,628	6.52	145,661	8,201	7.49
Federal funds sold	8,499	62	0.97	2,258	58	3.42

Total interest-earning assets	227,541	10,215	5.98%	200,462	10,358	6.88%

Noninterest-earning assets	13,170			14,768

Total Assets	$240,711			$215,230

Interest-bearing liabilities:
NOW	$11,528	$42	0.49%	$9,941	$30	0.40%
Savings	54,189	260	0.64	48,266	393	1.08
Time deposits	82,883	2,022	3.25	75,621	2,613	4.60
Short-term borrowings	14,124	194	1.83	10,115	307	4.04
FHLB advances	10,054	250	3.31	7,705	236	4.08

Total interest-bearing liabilities	172,778	2,768	2.13%	151,648	3,579	3.14%

Noninterest-bearing liabilities:
Noninterest-bearing checking accounts	45,814			42,302
Other liabilities	2,029			1,681

Total liabilities	220,621			195,631
Shareholders’ equity	20,090			19,599

Total liabilities and shareholders’ equity	$240,711			$215,230

Net interest income, interest rate spread (1)		$7,447	3.85%		$6,779	3.74%

Net interest margin (net interest as a percent of average interest-earning assets (1)			4.36%			4.50%

Federal tax exemption on non-taxable securities and loans included in interest income		$280			$234

Average interest-earning assets to interest-bearing liabilities	131.70%			132.19%

(1)	calculated on a fully taxable equivalent basis

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Provision for Loan Losses

The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable credit losses in the Bank’s loan portfolio that have been incurred at each balance sheet date. The provision for loan losses increased to $165 and $441 for the three and nine month periods ended March 31, 2009, respectively, compared to $113 and $321 for the same periods last year.

The increased provision for loan losses for the nine month period ended March 31, 2009 resulted mainly from lower collateral value assumptions on non-accrual loans based on current market valuations as well as an increase in non-performing loans. The allowance for loan losses as a percent of total loans at March 31, 2009 was 1.30% up from 1.12% at June 30, 2008 and from 1.11% a year ago. This increase is a result of management’s concerns about the current economic conditions, the higher level of unemployment in our market areas and the depressed real estate values in the markets where we lend affecting the underlying collateral values.

Non-performing loans were $2,336 as of March 31, 2009 and represented 1.47% of total loans. This compared with $1,433, or 0.94%, at June 30, 2008 and $1,097, or 0.74%, as of March 31, 2008. The increase in non-performing assets from June 30, 2008 was mainly related to two loan relationships within the commercial real estate portfolio. As of March 31, 2009, management does not believe the Corporation has a material loss exposure on these relationships.

The provision for loan losses as of March 31, 2009 was considered sufficient by management for maintaining an appropriate allowance for loan losses.

Non-Interest Income

Non-interest income increased to $722 during the third quarter of fiscal year 2009, compared to $656 for the same period last year. For the third quarter, service charges on deposits decreased by $63 mainly due to a decline in overdraft fee income from reduced volume.

During the first nine months of fiscal year 2009, non-interest income increased to $2,009 compared with $1,831 for the same period last year. For the fiscal year-to-date period, service charges on deposits increased by $32 mainly due to an increase in overdraft fee income from increased volume. Also, within non-interest income a $185 gain on the sale of securities was recognized compared to a $26 gain for the same year ago period.

Non-Interest Expenses

Non-interest expenses decreased by 0.6%, to $2,226, during the third quarter of fiscal year 2009, compared to $2,239 during the same year ago period. Within non-interest expenses, salaries and employee benefits were fairly constant for the third quarter as

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

compared to the same year ago period. An increase in expense for salaries resulting from the addition of business development officers was offset by a reduction in overtime wages and incentive accruals. Also, during the third quarter of fiscal year 2009, the Corporation implemented a ten percent reduction in hours for non-exempt personnel and imposed a salary freeze for exempt personnel. Data processing expenses increased by $27 for the third quarter of fiscal year 2009 mainly due to a data system upgrade of the core processing system that was completed during the third quarter of fiscal year 2008. The Corporation moved from completing the data processing in-house to an out-sourced environment. As a result of this change, long-term cost savings are projected through reduced personnel expense, lower future capital expenditures and reduced expenses related to electronic funds transfer processing. Other non-interest expenses increased by $12 mainly due to higher deposit insurance expense because a one time credit received from the Federal Deposit Insurance Corporation (FDIC) in April 2007 was fully utilized and a deposit insurance rate increase went into effect on January 1, 2009.

Non-interest expenses increased by 5.6%, to $6,703 during the first nine months of fiscal year 2009, compared to $6,345 during the same period last year. Within non-interest expenses, salaries and employee benefits increased by $36, or 1.1%, mainly due to the addition of business development officers and increased expenses related to employee health insurance. These increases were partially offset by a reduction to the accrual for salary continuation benefits triggered by the departure of the previous chief executive officer.

Professional fees increased by $84 mainly due to increased audit expenses associated with SOX 404 compliance.

Data processing expenses increased by $170 for the first nine months of the fiscal year 2009 mainly due to a data system upgrade of the core processing system that was completed during the third quarter of fiscal year 2008. The Corporation moved from completing the data processing in-house to an out-sourced environment. As a result of this change, long-term cost savings are projected through reduced personnel expense, lower future capital expenditures and reduced expenses related to electronic funds transfer processing.

Other non-interest expenses increased by $74 during the first nine months of fiscal year 2009 mainly due to higher FDIC insurance expense. FDIC insurance expense is expected to continue to increase as a result of the rate increase that went into effect on January 1, 2009 and due to a proposed special one-time assessment that may be imposed for June 30, 2009.

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Income Taxes

Income tax expense for the three months ended March 31, 2009 increased by $24, to $130 from $106, compared to a year ago. The effective tax rate was 21.3% for the current quarter as compared to 20.1% for the same period last year.

Income tax expense for the nine months ended March 31, 2009 increased by $83, to $455 from $372, compared to a year ago. The effective tax rate was 22.4% for the current nine months as compared to 21.8% for the same period last year. The effective tax rate differed from the federal statutory rate principally as a result of tax-exempt income from obligations of states and political subdivisions, loans and earnings on bank owned life insurance.

Financial Condition

Total assets at March 31, 2009 were $245,890 compared to $233,077 at June 30, 2008, an increase of $12,813, or an annualized 7.3%. The increase in total assets was mainly attributed to an increase in available-for-sale securities and an increase in loan receivables.

Available-for-sale securities increased by $4,203 from $59,212 at June 30, 2008 to $63,415 at March 31, 2009. Within the securities portfolio, the Corporation owns a trust preferred security, which represents pooled trust preferred securities issued by other financial and insurance companies, which had an amortized cost of $982 and a fair value of $275 as of March 31, 2009. At March 31, 2009, the trust preferred security did not trade in an active, open market with readily observable prices and therefore was classified within Level 3 of the fair value valuation hierarchy. The fair value of this security has been calculated using a discounted cash flow model and market liquidity premium as permitted by FSP 157-3. With the current market conditions, the assumptions used to determine the fair value of Level 3 securities have greater subjectivity due to the lack of observable market transactions. The fair value of this security has declined due to the fact that subsequent offerings of similar securities pay a higher market rate of return. This higher rate of return reflects the increased credit and liquidity risks in the marketplace.

Due to an increase in principal and/or interest deferrals by the issuers of the underlying securities, the cash interest payments for the trust preferred security are being deferred. Interest owed the Corporation is being added to the bond balance, or capitalized. Since the security is projected to continue to defer interest payments until June 2011, management decided not to capitalize the interest at this time. The trust preferred security the Corporation owns has a “Ca” rating by Moody’s and a “C” rating by Fitch. Based on management’s evaluation of the trust preferred security, the present value of the projected cash flows is sufficient for full re-payment of the amortized cost of the security and, therefore it is believed the decline in fair value is temporary due to current market conditions. However, if there is further deterioration in the underlying collateral of this security, other-than-temporary impairments may occur in future periods.

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Loan receivables increased by $6,387 to $158,737 at March 31, 2009 compared to $152,350 at June 30, 2008. The current increase in loan receivables is mainly attributable to more targeted calling efforts by the lending officers for qualified borrowers.

Total shareholders’ equity increased by $1,514 from June 30, 2008, to $21,085 as of March 31, 2009. The increase was mainly due to an increase in the fair value of available-for-sale securities and net income for the current nine month period. These increases were partially offset by cash dividends paid during the period.

Non-Performing Assets

The following table presents the aggregate amounts of non-performing assets and respective ratios as of the dates indicated.

	March 31, 2009	June 30, 2008	March 31, 2008
Non-accrual loans	$2,336	$1,433	$1,097
Loans past due over 90 days and still accruing	—	—	—

Total non-performing loans	2,336	1,433	1,097
Other real estate owned	79	—	—

Total non-performing assets	$2,415	$1,433	$1,097

Non-performing loans to total loans	1.47%	0.94%	0.74%

Allowance for loan losses to total non-performing loans	88.27%	119.26%	150.96%

Following is a breakdown of non-accrual loans as of March 31, 2009 by collateral:

March 31, 2009
Commercial nonresidential collateral	$752
Vacant land and farmland	190
Multifamily residential properties	378
1-4 family residential properties	950
Commercial non-real estate collateral	66

Total	$2,336

As of March 31, 2009, impaired loans totaled $2,154, all of which are included in non-accrual loans. Commercial and commercial real estate loans are classified as impaired if management determines that full collection of principal and interest, in accordance with the terms of the loan documents, is not probable. Impaired loans and non-performing loans have been considered in management’s analysis of the appropriateness of the allowance for loan losses. Management and the Board of Directors are closely monitoring these loans and believe that the prospects for recovery of principal and interest, less identified specific reserves, are favorable.

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

Net cash from operating activities for the nine month period ended March 31, 2009 was $1,827, net cash outflows from investing activities was $(8,584) and net cash from financing activities was $10,883. The major sources of cash were $8,795 net increase in deposits, $3,827 net increase in short-term borrowings and $22,732 from sales, maturities, calls or principal pay downs on available-for-sale securities. The major uses of cash were the $25,934 purchase of securities and a $6,554. Total cash and cash equivalents was $10,763 as of March 31, 2009 compared to $6,667 at March 31, 2008.

The Bank offers several types of deposit products to its customers. The rates offered by the Bank and the fees charged for them are competitive with others available currently in the market area. While the Bank continues to be under competitive pressures in the Bank’s market area as financial institutions attempt to retain and attract new deposits, many commercial and retail customers have been turning to community banking in these difficult economic times. This, in part, is credited with helping the Corporation to increase deposits by $8,795, or an annualized 6.2%, during the first nine months of fiscal year 2009 while reducing the overall cost for funds by 101 basis points from the same year ago period.

To provide an additional source of liquidity, the Corporation has entered into an agreement with the Federal Home Loan Bank (FHLB) of Cincinnati. At March 31, 2009, FHLB advances totaled $9,471 as compared with $10,601 at June 30, 2008. As of March 31, 2009, the Bank had the ability to borrow an additional $14,161 from the FHLB based on a blanket pledge of qualifying first mortgage loans. The Corporation considers the FHLB to be a reliable source of liquidity funding, secondary to its deposit base.

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Short-term borrowings consisted of repurchase agreements which is a financing arrangement that matures daily. The Bank pledges securities as collateral for the repurchase agreements. Short-term borrowings increased by $3,827 from June 30, 2008 mainly due to deposits received from local municipalities.

Jumbo time deposits (those with balances of $100 thousand and over) increased from $23,715 at June 30, 2008 to $27,742 at March 31, 2009. These deposits are monitored closely by the Corporation and are mainly priced on an individual basis. When these deposits are from a municipality, certain bank-owned securities are pledged to guarantee the safety of these public fund deposits as required by Ohio law. The Corporation has the option to use a fee-paid broker to obtain deposits from outside its normal service area as an additional source of funding. The Corporation however, does not rely upon these deposits as a primary source of funding. Although management monitors interest rates on an ongoing basis, a quarterly rate sensitivity report is used to determine the effect of interest rate changes on the financial statements. In the opinion of management, enough assets or liabilities could be repriced over the near term (up to three years) to compensate for such changes. The spread on interest rates, or the difference between the average earning assets and the average interest-bearing liabilities, is monitored quarterly.

Capital Resources

The Bank is subject to various regulatory capital requirements administered by federal regulatory agencies. Capital adequacy guidelines and prompt corrective-action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the Corporation’s financial statements. The Bank is considered well-capitalized under the Federal Deposit Insurance Act at March 31, 2009. Management is not aware of any matters occurring subsequent to March 31, 2009 that would cause the Bank’s capital category to change.

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

Forward-Looking Statements

When used in this report (including information incorporated by reference in this report), the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “believe” or similar expressions are intended to identify “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may involve risks and uncertainties that are difficult to predict, may be beyond the Corporation’s control, and could cause actual results to differ materially from those described in such statements. Any such forward-looking statements are made only as of the date of this report or the respective dates of the relevant incorporated documents, as the case may be, and, except as required by law, the Corporation undertakes no obligation to update these forward-looking statements to reflect subsequent events or circumstances. Factors that could cause actual results for future periods to differ materially from those anticipated or projected include, but are not limited to:

•

regional and national economic conditions becoming less favorable than expected, resulting in, among other things, a deterioration in credit quality of assets and the underlying value of collateral could prove to be less valuable than otherwise assumed;

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Item 3 – Defaults Upon Senior Securities

Item 4 – Submission of Matters to a Vote of Security Holders

Item 5 – Other Information

On May 13, 2009, the Board of Directors of Consumers Bancorp, Inc., declared a $0.10 per share cash dividend for shareholders of record on May 26, 2009 that will be paid on June 12, 2009.

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

CONSUMERS BANCORP, INC.
(Registrant)

Date: May 15, 2009	/s/ Ralph J. Lober
Ralph J. Lober
Chief Executive Officer

Date: May 15, 2009	/s/ Renee K. Wood
Renee K. Wood
Chief Financial Officer & Treasurer