Form 10-K
period 2009-06-30
CONSUMERS BANCORP INC /OH/
filed 2009-09-23
CIK 1006830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2009

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Securities registered pursuant Section 12(b) of the Act: None

Securities registered pursuant Section 12(g) of the Act: Common Shares, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Based on the closing sales price on December 31, 2008, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $16,509,481.

The number of shares outstanding of the Registrant’s common stock, without par value was 2,029,558 at September 1, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Certain specifically designated portions of Consumers Bancorp, Inc.’s definitive Proxy Statement dated September 23, 2009 for its 2009 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1—BUSINESS

Business

Consumers Bancorp, Inc. (Corporation), is a bank holding company under the Bank Holding Company Act of 1956, as amended and is a registered bank holding company, incorporated under the laws of the State of Ohio. In February 1995, the Corporation acquired all the issued and outstanding capital stock of Consumers National Bank (Bank), a bank chartered under the laws of the United States of America. The Corporation’s activities have been limited primarily to holding the common stock of the Bank.

Since 1965, the Bank’s main office has been serving the Minerva, Ohio area from its location at 614 East Lincoln Way, Minerva, Ohio. The Bank’s business involves attracting deposits from businesses and individual customers and using such deposits to originate commercial, mortgage and consumer loans in its market area, consisting primarily of Stark, Columbiana, Carroll and contiguous counties in Ohio. The Bank also invests in securities consisting primarily of obligations of U.S. government sponsored entities, municipal obligations and mortgage-backed securities issued by Fannie Mae and Freddie Mac.

Supervision and Regulation

The Corporation is supervised by the Board of Governors of the Federal Reserve System (Federal Reserve Board) and the Bank is subject to supervision, regulation and periodic examination by the Office of the Comptroller of the Currency (OCC). Earnings of the Corporation are affected by state and federal laws and regulations and by policies of various regulatory authorities. Changes in applicable law or in the policies of various regulatory authorities could affect materially the business and prospects of the Corporation and the Bank. The following discussion of supervision and regulation is qualified in its entirety by reference to the statutory and regulatory provisions discussed.

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

Privacy Provisions of Gramm-Leach-Bliley Act: The Gramm-Leach-Bliley Act of 1999 contains extensive provisions on a customer’s right to privacy of non-public personal information. Under these provisions, a financial institution must provide to its customers the institution’s policies and procedures regarding the handling of customers’ non-public personal information. Except in certain cases, an institution may not provide personal information to unaffiliated third parties unless the institution discloses that such information may be disclosed and the customer is given the opportunity to opt out of such disclosure. The Corporation and the Bank are also subject to certain state laws that deal with the use and distribution of non-public personal information.

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

Regulation of the Bank:

As a national bank, Consumers National Bank is subject to regulation, supervision and examination by the OCC and by the Federal Deposit Insurance Corporation (FDIC). These examinations are designed primarily for the protection of the depositors of the Bank.

Dividend Restrictions: Dividends from the Bank are the primary source of funds for payment of dividends to our shareholders. However, there are statutory limits on the amount of dividends the Bank can pay without regulatory approval. Under regulations promulgated by the OCC, the Bank may not declare a dividend in excess of its undivided profits. Additionally, the Bank may not declare a dividend if the total amount of all dividends, including the proposed dividend, declared by the Bank in any calendar year exceeds the total of its retained net income of that year to date, combined with its retained net income of the two preceding years, unless the dividend is approved by the OCC. The Bank may not declare or pay any dividend if, after making the dividend, the Bank would be “undercapitalized,” as defined in the federal regulations.

FDIC: The FDIC is an independent federal agency, which insures the deposits of federally insured banks and savings associations up to certain prescribed limits and safeguards the safety and soundness of financial institutions. The deposits of the Bank are subject to the deposit insurance assessments of the Bank Insurance Fund of the FDIC. Under the FDIC’s deposit insurance assessment system, the assessment rate for any insured institutions varies according to regulatory capital levels of the institution and other factors such as supervisory evaluations.

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

FHLB: The Bank is also a member of the Federal Home Loan Bank of Cincinnati (FHLB), which is a privately capitalized, government sponsored enterprise that expands housing and economic development opportunities throughout the nation by providing loans and other banking services to community-based financial institutions.

Risk-Based Capital Requirements: The Federal Reserve Board and the OCC employ similar risk-based capital guidelines in their examination and regulation of bank holding companies and national banks. As of the fiscal year-end 2009, the Corporation met the definition of a Small Bank Holding Company and, therefore was exempt from consolidated risk-based and coverage capital adequacy guidelines for bank holding companies. The guidelines involve a process of assigning various risk weights to different classes of assets, then evaluating the sum of the risk-weighted balance sheet structure against the capital base. If capital falls below the minimum levels established by the guidelines, the bank holding company or bank may be denied approval to acquire or establish additional banks or non-bank businesses or to open new facilities. In addition, failure to satisfy capital guidelines could subject a banking institution to a variety of enforcement actions by federal bank regulatory authorities, including the termination of deposit insurance by the FDIC and a prohibition on the acceptance of “brokered deposits.”

Under regulations adopted under these provisions, for an institution to be well capitalized it must have a total risk-based capital ratio of at least 10%, a Tier I risk-based capital ratio of at least 6% and a Tier I leverage ratio of at least 5% and not be subject to any specific capital order or directive. The OCC and the FDIC may take various corrective actions against any undercapitalized bank and any bank that fails to submit an acceptable capital restoration plan or fails to implement a plan accepted by the OCC or the FDIC. These powers include, but are not limited to, requiring the institution to be recapitalized, prohibiting asset growth, restricting interest rates paid, requiring prior approval of capital distributions by any bank holding company that controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring new election of directors, and requiring the dismissal of directors and officers. The OCC’s final supervisory judgment concerning an institution’s capital adequacy could differ significantly from the conclusions that might be derived from the absolute level of an institution’s risk-based capital ratios. Therefore, institutions generally are expected to maintain risk-based capital ratios that exceed the minimum ratios. At June 30, 2009, the Bank was in compliance with all regulatory capital requirements.

Interstate Banking and Branching: The Interstate Banking and Branch Efficiency Act of 1995 has eased restrictions on interstate expansion and consolidation of banking operations by, among other things: (i) permitting interstate bank acquisitions regardless of host state laws, (ii) permitting interstate merger of banks unless specific states have opted out of this provision and (iii) permitting banks to establish new branches outside the state provided the law of the host state specifically allows interstate bank branching.

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

Employees

As of June 30, 2009, the Bank employed 90 full-time and 20 part-time employees. None of the employees are represented by a collective bargaining group. Management considers its relations with employees to be good.

Statistical Disclosure

The following statistical information is included on the indicated pages of this Report:

Average Consolidated Balance Sheet And Net Interest Margin	10
Interest Rates and Interest Differential	11
Carrying Values Of Securities	13
Maturities And Weighted-Average Yield Of Securities	14
Loan Types	15
Selected Loan Maturities And Interest Sensitivity	15
Non-accrual, Past Due And Restructured Loans And Other Nonperforming Assets	16
Potential Problem Loans	16
Summary Of Loan Loss Experience	16
Allocation Of Allowance For Loan Losses	17
Average Amount And Average Rate Paid On Deposits	17
Time Deposits Of $100,000 Or More	17
Short-Term Borrowings	17 and 37
Selected Consolidated Financial Data	8

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

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation had 2,029,558 common shares outstanding on June 30, 2009 with 679 shareholders of record and an estimated 281 additional beneficial holders whose stock was held in nominee name.

The common shares of Consumers Bancorp, Inc. are traded on the over-the-counter bulletin board. The following quoted market prices reflect inter-dealer prices, without adjustments for retail markups, markdowns, or commissions and may not represent actual transactions. The market prices represent highs and lows reported during the quarterly period.

Quarter Ended	September 30, 2008	December 31, 2008	March 31, 2009	June 30, 2009
High	$13.50	$13.70	$13.00	$12.70
Low	11.55	11.25	11.75	11.75
Cash dividends paid per share	0.10	0.10	0.10	0.10

Quarter Ended	September 30, 2007	December 31, 2007	March 31, 2008	June 30, 2008
High	$13.00	$12.75	$12.01	$12.30
Low	10.05	10.90	10.50	11.70
Cash dividends paid per share	0.08	0.08	0.08	0.10

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

The Corporation has no compensation plans under which equity securities are authorized for issuance. There were no repurchases of the Corporation’s securities during the 2009 fiscal year.

Performance Graph

Set forth below is a line graph comparing the yearly change in the cumulative total shareholder return on Consumers Bancorp’s Common Stock against the cumulative return of the NASDAQ Bank Index and the S&P 500 Index for the five-year period ended June 30, 2009. The total shareholder return assumes a $100 investment in Consumers Bancorp’s Common Stock, the NASDAQ Bank Index and the S&P 500 Index on June 30, 2004 and that all dividends were reinvested.

	2004	2005	2006	2007	2008	2009
CBKM.OB	$100	$75	$60	$48	$58	$62
NASDAQ Banks Index	100	105	110	108	70	53
S&P 500 Index	100	104	111	132	112	81

Historical stock price performance shown on the graph is not necessarily indicative of the future price performance.

ITEM 6—SELECTED FINANCIAL DATA

Not applicable for Smaller Reporting Companies.

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share data)

General

The following is management’s analysis of the Corporation’s financial condition and results of operations as of and for the year ended June 30, 2009 and 2008. This discussion is designed to provide a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

Overview

Consumers Bancorp, Inc., a bank holding company incorporated under the laws of the State of Ohio, owns all of the issued and outstanding capital stock of Consumers National Bank, a bank chartered under the laws of the United States of America. The Corporation’s activities have been limited primarily to holding the common stock of the Bank. The Bank’s business involves attracting deposits from businesses and individual customers and using such deposits to originate commercial, mortgage and consumer loans in its market area, consisting primarily of Stark, Columbiana, Carroll and contiguous counties in Ohio. The Bank also invests in securities consisting primarily of U.S. government sponsored entities, municipal obligations and mortgage-backed securities issued by Fannie Mae and Freddie Mac.

Comparison of Results of Operations for the Years Ended June 30, 2009 and June 30, 2008

Net Income. Net income increased by $224, or 12.4%, from 2008 to 2009 mainly as a result of an increase in the net interest income and an increase in other income.

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

Net Interest Income Year ended June 30,	2009	2008
Net interest income	$9,547	$8,850
Taxable equivalent adjustments to net interest	373	326

Net interest income, fully taxable equivalent	$9,920	$9,176
Net interest margin	4.15%	4.32%
Taxable equivalent adjustment	0.16	0.16

Net interest margin, fully taxable equivalent	4.31%	4.48%

Net interest income for the year of 2009 was $9,547, an increase of $697, or 7.9%, from $8,850 in the year of 2008. The Corporation’s net interest margin for the year ended June 30, 2009 was 4.31%, a decrease of 17 basis points from 2008. Interest income for the year of 2009 was $13,100, a decrease of $378, or 2.8%, from $13,478 in the year of 2008. This decline was mainly the result of lower market rates affecting the yield on loans, which was partially offset by a $25,113 increase in average interest earning assets. Interest expense for the year of 2009 was $3,553, a decrease of $1,075, or 23.2%, from $4,628 in the year of 2008. This decrease was mainly the result of lower market rates affecting the rates paid on most interest-bearing deposit accounts and borrowings.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS—(continued)

(Dollars in thousands, except per share data)

Average Balance Sheet and Net Interest Margin

	2009			2008
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest earning assets:
Taxable securities	$45,600	$2,186	4.78%	$37,504	$1,888	5.03%
Nontaxable Securities (1)	17,688	1,116	6.09	17,123	1,024	5.98
Loans receivable (1)	156,787	10,093	6.44	146,277	10,781	7.37
Interest bearing deposits and federal funds sold	9,849	78	0.79	3,907	111	2.84

Total interest earning assets	229,924	13,473	5.86%	204,811	13,804	6.74%
Non-interest earning assets	12,708			14,694

Total assets	$242,632			$219,505

Interest bearing liabilities:
NOW	$11,699	$49	0.42%	$10,197	$43	0.42%
Savings	54,912	319	0.58	49,008	491	1.00
Time deposits	84,382	2,645	3.13	76,547	3,376	4.41
Short-term borrowings	14,327	212	1.48	10,918	386	3.54
FHLB advances	9,748	328	3.36	8,514	332	3.90

Total interest bearing liabilities	175,068	3,553	2.03%	155,184	4,628	2.98%

Non-interest bearing liabilities	47,095			44,496

Total liabilities	222,163			199,680
Shareholders’ equity	20,469			19,825

Total liabilities and shareholders’ equity	$242,632			$219,505

Net interest income, interest rate spread (1)		$9,920	3.83%		$9,176	3.76%
Net interest margin (net interest as a percent of average interest earning assets) (1)			4.31%			4.48%
Federal tax exemption on non-taxable securities and loans included in interest income		$373			$326

Average interest earning assets to interest bearing liabilities			131.33%			131.98%

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

INTEREST RATES AND INTEREST DIFFERENTIAL

	2009 Compared to 2008 Increase / (Decrease)			2008 Compared to 2007 Increase / (Decrease)
	Total Change	Change due to Volume	Change due to Rate	Total Change	Change due to Volume	Change due to Rate
	(In thousands)
Interest earning assets:
Taxable securities	$298	$397	$(99)	$645	$551	$94
Nontaxable securities (1)	92	74	18	151	142	9
Loans receivable (2)	(688)	739	(1,427)	341	153	188
Federal funds sold	(33)	86	(119)	53	91	(38)

Total interest income	(331)	1,296	(1,627)	1,190	937	253

Interest bearing liabilities:
NOW accounts	6	6	—	14	—	14
Savings deposits	(172)	54	(226)	43	(12)	55
Time deposits	(731)	319	(1,050)	385	356	29
Short-term borrowings	(174)	96	(270)	200	184	16
FHLB advances	(4)	45	(49)	74	145	(71)

Total interest expense	(1,075)	520	(1,595)	716	673	43

Net interest income	$744	$776	$(32)	$474	$264	$210

(1)	Nontaxable income is adjusted to a fully tax equivalent basis utilizing a 34% tax rate.
(2)	Non-accrual loan balances are included for purposes of computing the rate and volume effects although interest on these balances has been excluded.

Provision for Loan Losses. The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable credit losses inherent in the Corporation’s loan portfolio that have been incurred at each balance sheet date. The provision for loan losses was $579 in fiscal year 2009 compared to $430 in fiscal year 2008. The higher provision for loan losses in 2009 resulted mainly from lower collateral value assumptions on non-accrual loans based on current market valuations, an increase in non-performing loans, as well as an increase in net charge-offs.

For 2009, net charge-offs were $296, or 0.18% of total loans, and were mainly within the real estate mortgage portfolio. This compares with $102, or 0.07% of total loans, for the same period last year.

Non-performing loans as a percentage of total loans increased from 0.94% as of June 30, 2008 to 1.75% as of June 30, 2009. The increase in non-performing loans from June 30, 2008 to June 30, 2009 was primarily related to an increase in non-accrual loans within the commercial real estate and multi-family residential real estate portfolios. Non-performing loans have been considered in management’s analysis of the appropriateness of the allowance for loan losses. Management and the Board of Directors are closely monitoring these loans and believe that the prospects for recovery of principal, less identified specific reserves, are good.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS—(continued)

(Dollars in thousands, except per share data)

Other Income. For 2009, total other income primarily included service charges on deposit accounts, debit card interchange income, and net securities gains. Service charges on deposit accounts decreased by $8, or 0.5%, in 2009 to $1,671 from $1,679 mainly from a decline in overdraft account fee income. Debit card interchange income increased in 2009 to $447 from $407 from the previous fiscal year due to higher volume as a result of an increase in a number of debit cards issued.

Gains recognized on the sale of securities totaled $185 during 2009 and $26 during 2008.

Other Expenses. Total other expenses were $8,987 for the year ended June 30, 2009; an increase of $395, or 4.6% from $8,592 for the year ended June 30, 2008.

Salaries and employee benefit expenses decreased $48, or 1.1%, during the fiscal year ended June 30, 2009. Salaries and employee benefit expenses were positively impacted by a reduction to the accrual for salary continuation benefits of approximately $140 triggered by the departure of the previous chief executive officer. In addition, an increase in salary expenses resulted from the addition of business development officers. This was partially offset by a reduction in overtime wages, the implementation of a ten percent reduction in hours for non-exempt personnel and a salary freeze for exempt personnel during the third quarter of fiscal year 2009.

Occupancy and equipment expenses decreased by $88, or 7.5%, mainly due lower depreciation expense associated with furniture, fixtures and equipment.

Data processing expenses increased by $185 mainly due to a data system upgrade of the core processing system that was completed during the third quarter of fiscal year 2008. The Corporation moved from completing the data processing in-house to an out-sourced environment.

Federal Deposit Insurance Corporation (FDIC) assessments increased by $288, or 720.0%, as a result of a one time credit received from the FDIC in April 2007 being fully exhausted in fiscal year 2008, an industry wide deposit insurance rate increase that went into effect on January 1, 2009, and a special assessment charged to all banks based on asset size, which amounted to $114 for the Corporation in 2009.

The amortization of the intangible is directly related to the core deposit purchase premium of the Lisbon, Ohio branch that was purchased in January 2000.

Debit card processing expenses decreased by $116, or 29.8%, during the 2009 fiscal year. During the third quarter of fiscal year 2008, approximately $89 of one-time expenses was recognized due to the migration to a new regional electronic funds transfer processor. The remaining portion of the decrease was a result of the reduced cost due to lower pricing from our new electronic funds transfer processor.

Other expense totaled $1,268 for the year ended June 30, 2009, an increase of $15, or 1.2%, from $1,253 for the year ended June 30, 2008.

Income Tax Expense. The provision for income taxes totaled $569 and $493 for the years ended June 30, 2009 and 2008, respectively. The effective tax rates were 21.9% and 21.5%, respectively. The effective tax rate differed from the federal statutory rate principally as a result of tax-exempt income from obligations of states and political subdivisions, loans and earnings on bank owned life insurance.

Financial Condition

Total assets at June 30, 2009 were $251,862 compared to $233,077 at June 30, 2008, an increase of $18,785, or 8.1%. The increase in total assets is mainly attributed to an increase in loans of $7,791, or 5.1%, an increase in federal funds sold and interest-bearing deposits in financial institutions of $8,605 and an increase in available-for-sale securities of $1,563, or 2.6%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS—(continued)

(Dollars in thousands, except per share data)

Securities. Available-for-sale securities increased by $1,563 from $59,212 at June 30, 2008 to $60,775 at June 30, 2009. The securities portfolio is mainly comprised of mortgage-backed securities issued by Fannie Mae and Freddie Mac, obligations of government sponsored enterprises and state and political subdivisions.

Within the securities portfolio, the Corporation owns a trust preferred security, which represents pooled trust preferred securities issued by other financial and insurance companies. At June 30, 2009, the trust preferred security did not trade in an active, open market with readily observable prices and therefore was classified within Level 3 of the fair value valuation hierarchy. The fair value of this security has been calculated using a discounted cash flow model and market liquidity premium as permitted by FSP 157-4. As of June 30, 2009, the trust preferred security had an amortized cost of $982 and a fair value of $356. With the current market conditions, the assumptions used to determine the fair value of Level 3 securities have greater subjectivity due to the lack of observable market transactions. The fair value of this security has declined due to the fact that subsequent offerings of similar securities pay a higher market rate of return. This higher rate of return reflects the increased credit and liquidity risks in the marketplace.

Due to an increase in principal and/or interest deferrals by the issuers of the underlying securities, the cash interest payments for the trust preferred security are being deferred. Interest owed to the Corporation is being added to the bond balance, or capitalized. The trust preferred security the Corporation owns has a “Ca” rating by Moody’s and a “C” rating by Fitch, which is defined as highly speculative. The Corporation uses the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to ensure there are no adverse changes in cash flows during the period. The OTTI model considers the structure and term of the CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. We assume no recoveries on defaults and treat all interest payment deferrals as defaults. In addition we use the model to “stress” the CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of the Corporation’s note class. Upon completion of the June 30, 2009 analysis, there were no adverse changes in the expected cash flows during the period that would indicate OTTI. Therefore, since the Corporation does not intend to sell the security and it is not likely the Corporation will be required to sell the security at an unrealized loss position prior to any anticipated recovery in fair value, which may be maturity, management does not believe there is any other-than-temporary impairment from this security at June 30, 2009. Also, management has reviewed this security and these conclusions with an independent third party. However, if there is further deterioration in the underlying collateral of this security, other-than-temporary impairments may occur in future periods.

The following table sets forth certain information regarding the amortized cost and fair value of the Corporation’s securities at the dates indicated.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2009
Obligations of government sponsored entities	$14,278	$385	$(1)	$14,662
Obligations of state and political subdivisions	18,171	62	(608)	17,625
Mortgage-backed securities—residential	27,334	810	(12)	28,132
Trust preferred security	982	—	(626)	356

Total securities	$60,765	$1,257	$(1,247)	$60,775

June 30, 2008
Obligations of government sponsored entities	$10,133	$160	$(44)	$10,249
Obligations of state and political subdivisions	18,461	19	(582)	17,898
Mortgage-backed securities—residential	30,645	85	(406)	30,324
Trust preferred security	985	—	(244)	741

Total securities	$60,224	$264	$(1,276)	$59,212

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS—(continued)

(Dollars in thousands, except per share data)

The following tables summarize the amounts and distribution of the Corporation’s securities held and the weighted average yields as of June 30, 2009:

	Amortized Cost	Fair Value	Average Yield / Cost
AVAILABLE-FOR-SALE
Obligations of government sponsored entities:
3 months or less	$775	$776	4.00%
Over 3 months through 1 year	6,501	6,665	4.22
Over 1 year through 5 years	7,002	7,221	4.01

Total obligations of government sponsored entities	14,278	14,662	4.11
Obligations of state and political subdivisions:
Over 3 months through 1 year	36	36	6.52
Over 1 year through 5 years	—	—	—
Over 5 years through 10 years	2,251	2,184	5.59
Over 10 years	15,884	15,405	6.19

Total obligations of state and political subdivisions	18,171	17,625	6.12
Mortgage-backed securities—residential:
Over 1 year through 5 years	20,919	21,532	4.95
Over 5 years through 10 years	6,415	6,600	5.30

Total mortgage-backed securities	27,334	28,132	5.04
Trust preferred security	982	356	—

Total securities	$60,765	$60,775	5.06%

The weighted average interest rates are based on coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount. The weighted average yield on tax-exempt obligations has been calculated on a tax equivalent basis. Average yields are based on amortized cost balances.

At June 30, 2009, available for sale securities included municipal securities issued by Farmersville Texas school district that are insured by Permanent School Fund Guarantee with an aggregate book value of $2,175, or 10.1%, of shareholders’ equity. Other than this issuance, there were no other holdings of securities of any one issuer, other than the U.S. government and its agencies and corporations, with an aggregate book value which exceeds 10% of shareholders’ equity.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS—(continued)

(Dollars in thousands, except per share data)

Loans. Loan receivables increased by $7,791 to $160,141 at June 30, 2009 compared to $152,350 at June 30, 2008, with the commercial, financial and agriculture loan portfolio increasing by $9,162. As of June 30, 2009, real estate construction loans included $3,787 of owner-occupied commercial loans, $2,502 of nonowner-occupied commercial loans and $618 of owner-occupied residential real estate loans. The increase in loan receivables is mainly attributable to more aggressive calling efforts by the lending officers.

Major classifications of loans, net of deferred loan fees and costs, were as follows as of June 30:

	2009	2008
Real estate—mortgage	$49,116	$50,765
Real estate—construction	6,907	6,404
Commercial, financial and agricultural	98,392	89,230
Installment loans to individuals	5,726	5,951

Total Loans	$160,141	$152,350

The following is a schedule of contractual maturities and repayments of real estate construction, commercial, financial and agricultural loans, as of June 30, 2009:

Due in one year or less	$10,449
Due after one year but within five years	12,338
Due after five years	82,512

Total	$105,299

The following is a schedule of fixed and variable rate real estate construction, commercial, financial and agricultural loans due after one year (variable rate loans are those loans with floating or adjustable interest rates) as of June 30, 2009:

	Fixed Interest Rates	Variable Interest Rates
Total real estate construction, commercial, financial and agricultural loans due after one year	$27,606	$67,244

Foreign Outstandings—there were no foreign outstandings during the periods presented. There are no concentrations of loans greater than 10% of total loans, which are not otherwise disclosed as a category of loans.

Allowance for Loan Losses. The allowance for loan losses balance and the provision charged to expense are judgmentally determined by management based upon a periodic review of the loan portfolio, an analysis of impaired loans, past loan loss experience, current economic conditions, collateral value assumptions for collateral-dependent loans and various other circumstances which are subject to change over time. Probable losses are estimated by stratifying the total loan portfolio into pools of homogenous loans by ownership, collateral type and loan purpose and applying the Bank’s five year historical loss ratio to each loan pool. Also, the local unemployment rate is monitored and additional reserves are applied to all loans that are not assigned a specific reserve if there is an increase in the local unemployment rate. Specific reserves are determined by management’s review of delinquent loans, non-accrual loans, loans classified as substandard, watch list loans, loans to industries experiencing economic difficulties and other selected large loans. The collectability of these loans is evaluated after considering the current financial position of the borrower, the estimated market value of the collateral, guarantees and the Corporation’s collateral position versus other creditors. Judgments, which are necessarily subjective, as to the probability of loss and the amount of such loss, are formed on these loans, as well as other loans in the aggregate.

Failure to receive principal and interest payments when due on any loan results in efforts to restore such loan to a current status. Loans are classified as non-accrual when, in the opinion of management, full collection of principal and accrued interest is not expected. The loans must be brought and kept current for six sustained payments before being considered for removal from non-accrual status. Commercial and commercial real estate loans are classified as impaired if management determines that full collection of principal and interest, in accordance with the terms of the loan documents, is not probable. If a loan is impaired, a portion of the allowance is allocated so the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected from the collateral. Loans are evaluated for impairment when payments are delayed, typically 90 days or more, or when it is probable that not all principal and interest amounts will be collected according to the original terms of the loan. As of June 30, 2009, impaired loans totaled $2,231, all of which are included in non-accrual loans. Continued unsuccessful collection efforts generally lead to initiation of foreclosure or other legal proceedings.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS—(continued)

(Dollars in thousands, except per share data)

As of June 30, 2009, the Bank’s loan portfolio was comprised of $12,527, or 7.8%, in revolving home equity loans and $1,651, or 1.0%, in junior liens. A majority of the Bank’s home equity loans were originated at 85% or less of the home value with a small number of loans originated at 90% of the home value with the additional requirements of a higher minimum credit score and a lower debt-to-income ratio. As of June 30, 2009, delinquency within these segments of the portfolio was 0.01% of total loans. We do not originate option ARM products, high loan-to-value mortgages or fixed rate interest only residential real estate loans.

The following schedule summarizes non-accrual, past due, impaired and restructured loans for the years ended June 30:

	2009	2008
Non-accrual loans	$2,476	$1,433
Accruing loans past due 90 days or more	328	—

Total non-performing loans	$2,804	$1,433
Other real estate owned	181	—

Total non-performing assets	$2,985	$1,433

Impaired Loans	$2,231	$1,270
Accruing restructured loans	$147	—

As of June 30, 2009, one loan for $328 was past due 90 days or more and still accruing. Subsequent to June 30, 2009, the customer substantially paid down the outstanding balance of this loan from the proceeds from the sale of a portion of the collateral securing the loan. The remaining non-performing loans are either in the process of foreclosure or efforts are being made to work with the borrower to bring the loan current.

Properties acquired by the Corporation as a result of foreclosure, or by deed in lieu of foreclosure, are classified as “other real estate owned” until such time as they are or otherwise disposed. As of June 30, 2009, there was $181, or five individual properties, classified as other real estate owned. Subsequent to June 30, 2009, two of the properties have been sold for amounts slightly above the recorded value.

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

The following table summarizes the Corporation’s loan loss experience, and provides a breakdown of the charge-off, recovery and other activity for the years ended June 30:

	2009	2008
Allowance for loan losses at beginning of year	$1,709	$1,381
Loans charged off:
Real estate mortgage	241	33
Real estate construction	—	—
Commercial, financial and agricultural	20	35
Installment loans to individuals	139	137

Total charge offs	400	205
Recoveries:
Real estate mortgage	12	2
Real estate construction	—	—
Commercial, financial and agricultural	6	31
Installment loans to individuals	86	70

Total recoveries	104	103

Net charge offs	296	102
Provision for loan losses charged to operations	579	430

Allowance for loan losses at end of year	$1,992	$1,709

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS—(continued)

(Dollars in thousands, except per share data)

The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios:

	Allocation of the Allowance for Loan Losses
	Allowance Amount	% of Loan Type to Total Loans	Allowance Amount	% of Loan Type to Total Loans
	June 30, 2009		June 30, 2008
Commercial, financial and agricultural	$1,065	61.4%	$1,031	57.4%
Installment loans to individuals	227	3.6	83	4.6
Real estate	700	35.0	595	38.0

Total	$1,992	100.0%	$1,709	100.0%

While management’s periodic analysis of the adequacy of the allowance for loan loss may allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-off that may occur.

Funding Sources. Total deposits increased $15,207, or 8.1%, from $188,844 at June 30, 2008 to $204,051 at June 30, 2009. Non-interest bearing deposits decreased $1,625, or 3.7%, and interest-bearing checking balances decreased $728, or 5.5%, from June 30, 2008 to June 30, 2009. Time deposits increased $11,854, or 15.1%, and savings deposits increased $5,706, or 10.9%, from June 30, 2008 to June 30, 2009. We believe commercial and retail customers are turning to community banking in these uncertain times and this trend is reflected in the increase in the deposit balances.

The following is a schedule of average deposit amounts and average rates paid on each category for the periods included:

	Years Ended June 30,
	2009		2008
	Amount	Rate	Amount	Rate
Non-interest bearing demand deposit	$45,089	—	$42,933	—
Interest bearing demand deposit	11,699	0.42%	10,197	0.42%
Savings	54,912	0.58	49,008	1.00
Certificates and other time deposits	84,382	3.13	76,547	4.41

Total	$196,082	1.54%	$178,685	2.19%

The following table summarizes time deposits issued in amounts of $100,000 or more as of June 30, 2009 by time remaining until maturity:

Maturing in:
Under 3 months	$2,558
Over 3 to 6 months	9,981
Over 6 to 12 months	8,784
Over 12 months	9,684

Total	$31,007

See Note 7—Short-Term Borrowings to the Consolidated Financial Statements, for information concerning short-term borrowings.

Shareholders’ equity. Total shareholders’ equity increased by $1,890 from $19,571 at June 30, 2008 to $21,461 at June 30, 2009. The increase was primarily due to net income of $2,027 for the current fiscal year. This increase was partially offset by cash dividends paid of $812.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS—(continued)

(Dollars in thousands, except per share data)

Net cash from operating activities for the 2009 fiscal year were $2,510, net cash from investing activities was $(10,911) and net cash from financing activities was $16,330. The major sources of cash were $15,207 net increase in deposits, $25,506 net increase from sales, maturities or principal pay downs on available-for-sale securities. The major uses of cash were the $25,934 purchase of securities and an $8,286 net increase in loans. Total cash and cash equivalents was $18,891 as of June 30, 2009 compared to $10,962 at June 30, 2008.

The Bank groups its loan portfolio into three major categories: real estate loans; commercial, financial and agricultural loans; and consumer loans. The Bank’s real estate loan portfolio consists of three basic segments: conventional mortgage loans having fixed rates for terms not longer than fifteen years, variable rate home equity line of credit loans and fixed rate loans having maturity or renewal dates that are less than the scheduled amortization period. Commercial, financial and agricultural loans are comprised of both variable rate notes subject to interest rate changes based on the prime rate or T-bill and fixed rate notes having maturities of generally not greater than five years. Personal loans offered by the Bank are generally written for periods of up to five years, based on the nature of the collateral. These may be either installment loans having regular monthly payments or demand type loans for short periods of time.

Funds not allocated to the Bank’s loan portfolio are invested in various securities having diverse maturity schedules. The majority of the Bank’s securities are held in obligations of U.S. Government sponsored entities, mortgage-backed securities, and investments in tax free municipal bonds.

The Bank offers several forms of deposit products to its customers. The rates offered by the Bank and the fees charged for them are competitive with others available currently in the market area. While the Bank continues to be under competitive pressures in the Bank’s market area as financial institutions attempt to attract and keep new deposits, we believe many commercial and retail customers have been turning to community banking in these uncertain times. Time deposit interest rates continued to decline in the 2009 fiscal year. Compared to our peers, the Corporation’s core deposits consist of a large percentage of non-interest bearing demand deposits resulting in the cost of funds remaining at a relatively low level at 2.03%.

Jumbo time deposits (those with balances of $100,000 and over) increased from $23,715 at June 30, 2008 to $31,007 at June 30, 2009. These deposits are monitored closely by the Bank and typically priced on an individual basis. When these deposits are from a municipality, certain bank-owned securities are pledged to guarantee the safety of these public fund deposits as required by Ohio law. The Corporation has the option to use a fee paid broker to obtain deposits from outside its normal service area as an additional source of funding. However, these deposits are not relied upon as a primary source of funding and the Bank can foresee no dependence on these types of deposits in the near term.

The net interest margin is monitored monthly. It is the Bank’s goal to maintain the net interest margin at 4.0% or greater. The net interest margin on a tax equivalent basis for 2009 was 4.31% as compared to 4.48% for 2008.

Capital Resources

At June 30, 2009, management believes the Bank complied with all regulatory capital requirements. Based on the Bank’s computed regulatory capital ratios, the Office of the Comptroller of the Currency has determined the Bank to be well capitalized under the Federal Deposit Insurance Act as of its latest exam date. The Bank’s actual and required capital amounts are disclosed in Note 11 of the consolidated financial statements. Management is not aware of any matters occurring subsequent to that exam that would cause the Bank’s capital category to change.

Impact of Inflation and Changing Prices

The financial statements and related data presented herein have been prepared in accordance with U.S. generally accepted accounting principles, which require the measurement of financial position and results of operations primarily in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all of the assets and liabilities of the Corporation are monetary in nature. Therefore, interest rates have a more significant impact on a financial institution’s performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. The liquidity, maturity structure and quality of the Corporation’s assets and liabilities are critical to the maintenance of acceptable performance levels.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS—(continued)

(Dollars in thousands, except per share data)

Critical Accounting Policies and Use of Significant Estimates

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

Presented below is a discussion of the accounting policy that management believes is the most important to the portrayal and understanding of the Corporation’s financial condition and results of operations. This policy requires management’s most difficult, subjective and complex judgments about matters that are inherently uncertain. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood. Also, see Note 1 of the Notes to Consolidated Financial Statements for additional information related to significant accounting policies.

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

Valuation of Securities and Other-Than-Temporary Impairment (OTTI). The fair value of available-for-sale securities is estimated using relevant market information and other assumptions. Fair value measurements are classified within one of three levels in a valuation hierarchy based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, discounted cash flows, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Securities are reviewed at least quarterly for indicators of other-than-temporary impairment. This determination requires significant judgment. In estimating other-than-temporary impairment, management evaluates: the length of time and extent the fair value has been less than cost, the expected cash flows of the security, the financial condition and near term prospects of the issuer, and whether the Corporation has the intent to sell the security or the likelihood the Corporation will be required to sell the security at an unrealized loss position prior to any anticipated recovery in fair value, which may be maturity. A decline in value that is considered to be other-than-temporary would be recorded as a loss within other income in the consolidated statements of income.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS—(continued)

(Dollars in thousands, except per share data)

Contractual Obligations, Commitments and Contingent Liabilities

The following table presents, as of June 30, 2009, the Corporation’s significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	Note Reference	2010	2011	2012	2013	2014	Thereafter	Total
Certificates of deposit	6	$61,006	$21,378	$3,117	$3,420	$1,052	$457	$90,430
Short-term borrowings	7	15,055	—	—	—	—	—	15,055
Federal Home Loan Advances	8	1,089	1,255	1,089	579	69	5,292	9,373
Salary continuation plan	9	22	22	22	22	22	747	857
Operating leases	4	97	35	33	33	33	50	281
Deposits without maturity		—	—	—	—	—	—	113,621

Note 12 to the Consolidated Financial Statements discusses in greater detail other commitments and contingencies and the various obligations that exist under those agreements. These commitments and contingencies consist primarily of commitments to extend credit to borrowers under lines of credit.

Off-Balance Sheet Arrangements

At June 30, 2009, the Corporation had no unconsolidated, related special purpose entities, nor did the Corporation engage in derivatives and hedging contracts, such as interest rate swaps, which may expose the Corporation to liabilities greater than the amounts recorded on the consolidated balance sheet. The Corporation’s investment policy prohibits engaging in derivative contracts for speculative trading purposes; however, in the future, the Corporation may pursue certain contracts, such as interest rate swaps, in an effort to execute a sound and defensive interest rate risk management policy.

Forward-Looking Statements

All statements set forth in this discussion or future filings by the Corporation with the Securities and Exchange Commission, or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, that are not historical in nature, including words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “believe” or similar expressions are intended to identify “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may involve risks and uncertainties that are difficult to predict, may be beyond our control, and could cause actual results to differ materially from those described in such statements. Any such forward-looking statements are made only as of the date of this report or the respective dates of the relevant incorporated documents, as the case may be, and, except as required by law, we undertake no obligation to update these forward-looking statements to reflect subsequent events or circumstances. Factors that could cause actual results for future periods to differ materially from those anticipated or projected include, but are not limited to:

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

The risks and uncertainties identified above are not the only risks we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may adversely affect us. Should any known or unknown risks and uncertainties develop into actual events, those developments could have material adverse effects on our business, financial condition and results of operations.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF MANAGEMENT ON THE CORPORATION`S INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Consumers Bancorp, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U. S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are made only in accordance with authorizations of management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

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

Management of Consumers Bancorp, Inc., including the Chief Executive Officer and the Chief Financial Officer, has assessed the Corporation’s internal control over financial reporting as of June 30, 2009, based on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that the Corporation’s internal control over financial reporting was effective as of June 30, 2009, based on the specified criteria.

This annual report does not include an attestation report of the Corporation’s independent registered public accounting firm regarding internal control over financial reporting because management’s report was not subject to attestation by the Corporation’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Corporation to provide only management’s report.

/s/ Ralph J. Lober, II
Ralph J. Lober, II
Chief Executive Officer

/s/ Renee K. Wood
Renee K. Wood
Chief Financial Officer & Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Consumers Bancorp, Inc.

Minerva, Ohio

We have audited the accompanying consolidated balance sheets of Consumers Bancorp, Inc. as of June 30, 2009 and 2008 and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Corporation is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Corporation’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Consumers Bancorp, Inc. as of June 30, 2009 and 2008 and the results of its operations and its cash flows for the years then ended, in conformity with U. S. generally accepted accounting principles.

Crowe Horwath LLP

Cleveland, Ohio

September 14, 2009

CONSUMERS BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

As of June 30, 2009 and 2008

(Dollar amounts in thousands, except per share data)

	2009	2008
ASSETS:
Cash on hand and noninterest-bearing deposits in financial institutions	$5,961	$6,637
Federal funds sold and interest-bearing deposits in financial institutions	12,930	4,325

Total cash and cash equivalents	18,891	10,962
Certificate of deposits in financial institutions	2,012	—
Securities, available-for-sale	60,775	59,212
Federal bank and other restricted stocks, at cost	1,186	1,173
Total loans	160,141	152,350
Less allowance for loan losses	(1,992)	(1,709)

Net loans	158,149	150,641
Cash surrender value of life insurance	4,622	4,452
Premises and equipment, net	3,776	4,024
Intangible assets, net	411	572
Other real estate owned	181	—
Accrued interest receivable and other assets	1,859	2,041

Total assets	$251,862	$233,077

LIABILITIES:
Deposits:
Non-interest bearing demand	$42,855	$44,480
Interest bearing demand	12,570	13,298
Savings	58,196	52,490
Time	90,430	78,576

Total deposits	204,051	188,844
Short-term borrowings	15,055	11,892
Federal Home Loan Bank advances	9,373	10,601
Accrued interest payable and other liabilities	1,922	2,169

Total liabilities	230,401	213,506
Commitments and contingent liabilities	—	—

SHAREHOLDERS’ EQUITY:
Common shares, no par value; 2,500,000 shares authorized; 2,160,000 shares issued	4,869	4,869
Retained earnings	18,244	17,029
Treasury stock, at cost (130,442 common shares at June 30, 2009 and 2008)	(1,659)	(1,659)
Accumulated other comprehensive income (loss)	7	(668)

Total shareholders’ equity	21,461	19,571

Total liabilities and shareholders’ equity	$251,862	$233,077

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

Years Ended June 30, 2009 and 2008

(Dollar amounts in thousands, except per share data)

	2009	2008
Interest income:
Loans, including fees	$10,065	$10,754
Federal funds sold and interest-bearing deposits in financial institutions	78	111
Securities:
Taxable	2,186	1,888
Tax-exempt	771	725

Total interest income	13,100	13,478

Interest expense:
Deposits	3,013	3,910
Short-term borrowings	212	386
Federal Home Loan Bank advances	328	332

Total interest expense	3,553	4,628

Net interest income	9,547	8,850
Provision for loan losses	579	430

Net interest income after provision for loan losses	8,968	8,420

Other income:
Service charges on deposit accounts	1,671	1,679
Debit card interchange income	447	407
Securities gains, net	185	26
Gain on other real estate owned	—	13
Bank owned life insurance income	170	162
Other	142	181

Total other income	2,615	2,468

Other expenses:
Salaries and employee benefits	4,272	4,320
Occupancy and equipment	1,082	1,170
Data processing expenses	538	353
Professional and director fees	392	333
Federal Deposit Insurance Corporation assessments	328	40
Franchise taxes	217	221
Loan and collection expenses	217	123
Amortization of intangible	161	161
Telephone and communications	239	229
Debit card processing expenses	273	389
Other	1,268	1,253

Total other expenses	8,987	8,592

Income before income taxes	2,596	2,296
Income tax expense	569	493

Net income	$2,027	$1,803

Basic earnings per share	$1.00	$0.88

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended June 30, 2009 and 2008

(Dollar amounts in thousands, except per share data)

	Common Shares	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, June 30, 2007	$4,869	$15,920	$(1,235)	$(772)	$18,782
Comprehensive Income:
Net income		1,803			1,803
Other comprehensive income				104	104

Total comprehensive income					1,907
Cash dividends declared ($0.34 per share)		(694)			(694)
Purchase of 35,876 treasury shares			(424)		(424)

Balance, June 30, 2008	4,869	17,029	(1,659)	(668)	19,571
Comprehensive Income:
Net income		2,027			2,027
Other comprehensive income				675	675

Total comprehensive income					2,702
Cash dividends declared ($0.40 per share)		(812)			(812)

Balance, June 30, 2009	$4,869	$18,244	$(1,659)	$7	$21,461

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30, 2009 and 2008

(Dollar amounts in thousands, except per share data)

	2009	2008
Cash flows from operating activities:
Net income	$2,027	$1,803
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	455	570
Securities amortization (accretion), net	73	(69)
Provision for loan losses	579	430
(Gain) loss on disposal of premises	(4)	15
Gain on sale of other real estate	—	(13)
Deferred income taxes	(105)	(126)
Gain on sale of securities	(185)	(26)
Stock dividend on FHLB stock	(13)	(27)
Intangible amortization	161	161
Increase in cash surrender value of life insurance	(170)	(162)
Change in:
Accrued interest receivable	44	(29)
Accrued interest payable	(72)	23
Other assets and other liabilities	(280)	797

Net cash flows from operating activities	2,510	3,347

Cash flows from investing activities:
Securities available-for-sale
Purchases	(25,934)	(27,171)
Maturities, calls and principal pay downs	12,070	5,561
Proceeds from sales of available for sale securities	13,436	4,783
Net increase in certificates of deposit with other financial institutions	(2,012)	—
Net increase in loans	(8,286)	(10,785)
Acquisition of premises and equipment	(210)	(337)
Proceeds from sale/disposal of premises	7	1
Proceeds from sale of other real estate owned	24	1,332
Improvement to other real estate owned	(6)	—

Net cash flows from investing activities	(10,911)	(26,616)

Cash flows from financing activities:
Net increase in deposit accounts	15,207	19,253
Proceeds from FHLB advances	—	10,500
Repayments of FHLB advances	(1,228)	(2,524)
Change in short-term borrowings	3,163	2,562
Dividends paid	(812)	(694)
Purchase of treasury stock	—	(424)

Net cash flows from financing activities	16,330	28,673

Increase in cash and cash equivalents	7,929	5,404
Cash and cash equivalents, beginning of year	10,962	5,558

Cash and cash equivalents, end of year	$18,891	$10,962

Supplemental noncash disclosures:
Transfers from loans to repossessed assets	$199	$121
Self financed sale of other real estate	—	345

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009 and 2008

(Dollar amounts in thousands, except per share data)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unless otherwise indicated, dollar amounts are in thousands, except per share data.

Principles of Consolidation: The consolidated financial statements include the accounts of Consumers Bancorp, Inc. (Corporation) and its wholly owned subsidiary, Consumers National Bank (Bank), together referred to as the Corporation. All significant intercompany transactions have been eliminated in the consolidation.

Nature of Operations: Consumers Bancorp, Inc. is a bank holding company headquartered in Minerva, Ohio that provides, through its banking subsidiary, a broad array of products and services throughout its primary market area of Stark, Columbiana, Carroll and contiguous counties in Ohio. The Bank’s business involves attracting deposits from businesses and individual customers and using such deposits to originate commercial, mortgage and consumer loans in its primary market area.

Business Segment Information: Consumers Bancorp, Inc. is a bank holding company engaged in the business of commercial and retail banking, which accounts for substantially all of its revenues, operating income, and assets. Accordingly, all of its operations are reported in one segment, banking.

Use of Estimates: To prepare financial statements in conformity with U. S. generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. The allowance for loan losses, fair values of financial instruments, and determination of other-than-temporary impairment of securities are particularly subject to change.

Cash Flows: Cash and cash equivalents includes cash, deposits with other financial institutions with original maturities of less than 90 days and federal funds sold. Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions, and short-term borrowings. Cash paid for interest was $3,625 and $4,605 for the years ending June 30, 2009 and 2008. Cash paid for income taxes was $725 and $460 for the years ending June 30, 2009 and 2008.

Interest–Bearing Deposits in Other Financial Institutions: Interest-bearing deposits in other financial institutions mature within one year and are carried at cost.

Cash Reserves: The Bank is required by the Federal Reserve to maintain reserves consisting of cash on hand and non-interest bearing balances on deposit with the Federal Reserve Bank. The required reserve balance at June 30, 2009 and 2008 was $1,897 and $1,923, respectively.

Securities: Securities are generally classified into either held-to-maturity or available-for-sale categories. Held-to-maturity securities are those that the Corporation has the positive intent and ability to hold to maturity, and are reported at amortized cost. Available-for-sale securities are those that the Corporation may decide to sell if needed for liquidity, asset-liability management, or other reasons. Available-for-sale securities are reported at fair value, with unrealized gains or losses included in other comprehensive income as a separate component of equity, net of tax. Declines in the fair value of securities below their cost that are considered other-than-temporary are recorded in non-interest income as securities losses. Federal bank and other restricted stocks, such as Federal Home Loan Bank stock, are carried at cost.

Realized gains or losses on securities sold are determined based on the amortized cost of the specific security sold. Interest and dividends on securities, including amortization of premiums and accretion of discounts computed under a system materially consistent with the level yield method, are recognized as interest income. Prepayment activity on mortgage-backed securities is affected primarily by changes in interest rates. Yields on mortgage-backed securities are adjusted as prepayments occur through changes to premium amortization or discount accretion.

Securities are reviewed at least quarterly for indicators of other-than-temporary impairment. This determination requires significant judgment. In estimating other-than-temporary impairment, management evaluates: the length of time and extent the fair value has been less than cost, the expected cash flows of the security, the financial condition and near term prospects of the issuer, and whether the Corporation has the intent to sell the security or the likelihood the Corporation will be required to sell the security at an unrealized loss position prior to any anticipated recovery in fair value, which may be maturity. Declines in the fair value of securities below their cost that are other-than-temporary are reflected as realized losses. Once an other-than-temporary impairment is recorded, future cash flows are re-allocated between interest and principal cash flows to provide for a level-yield on the security.

CONSUMERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2009 and 2008

(Dollar amounts in thousands, except per share data)

Federal Home Loan Bank (FHLB) stock: The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock, included with Federal bank and other restricted stocks in the Consolidated Balance Sheet, is carried at cost, classified as a restricted security and periodically evaluated for impairment based on ultimate recovery of par value. Since this stock is viewed as a long-term investment, impairment is based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

Loans: Loans are reported at the principal balance outstanding, net of unearned income, deferred loan fees and costs, and an allowance for loan losses. Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. Interest income on mortgage and commercial loans is discontinued at the time the loan is 120 days delinquent unless the loan is well-secured and in the process of collection. Consumer loans are typically charged off no later than 90 days past due. Past due status is determined by the contractual terms of the loan. In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

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

Loan Commitments and Related Financial Instruments: Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when funded.

Concentrations of Credit Risk: The Bank grants consumer, real estate and commercial loans primarily to borrowers in Stark, Columbiana and Carroll counties. Automobiles and other consumer assets, business assets and residential and commercial real estate secure most loans.

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred losses, increased by the provision for loan losses and decreased by charge-offs, less recoveries. Management estimates the allowance balance required based on past loan loss experience, probable and incurred losses in the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off.

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

Cash Surrender Value of Life Insurance: The Bank has purchased single-premium life insurance policies to insure the lives of current and former participants in the salary continuation plan. As of June 30, 2009, the Bank had policies with total death benefits of $10,225 and total cash surrender values of $4,622. As of June 30, 2008, the Bank had policies with total death benefits of $10,120 and total cash surrender values of $4,452. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other changes or other amounts due that are probable at settlement. Tax-exempt income is recognized from the periodic increases in cash surrender value of these policies. The amount included in income (net of policy commissions and mortality costs) was $170, and $162 for the years ended June 30, 2009 and 2008, respectively.

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

June 30, 2009 and 2008

(Dollar amounts in thousands, except per share data)

Long-term Assets: Premises and equipment, core deposit and other intangible assets and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

Other Real Estate Owned: Real estate properties acquired through, or in lieu of, loan foreclosure are initially recorded at fair value less costs to sell at the date of acquisition, establishing a new cost basis. Any reduction to fair value from the carrying value of the related loan at the time of acquisition is accounted for as a loan loss. After acquisition, a valuation allowance reduces the reported amount to the lower of the initial amount or fair value less costs to sell. Expenses, gains and losses on disposition, and changes in the valuation allowance are reported as a charge to income.

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

Income Taxes: The Corporation files a consolidated federal income tax return. Income tax expense is the sum of the current-year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. The Corporation applies a more likely than not recognition threshold for all tax uncertainties in accordance with FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). A tax position is recognized as a benefit only if it is more likely than not the position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit greater than 50% likely of being realized on examination. The Corporation recognizes interest and/or penalties related to income tax matters in income tax expense.

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are such matters that will have a material effect on the financial statements.

Earnings and Dividends Declared per Share: Earnings per common share are computed based on the weighted average common shares outstanding. The weighted average number of common shares outstanding was 2,029,558 and 2,043,489 for the years ended June 30, 2009 and 2008, respectively. The Corporation’s capital structure contains no dilutive securities.

Comprehensive Income (loss): Comprehensive income (loss) consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available-for-sale.

Fair Value of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, discounted cash flows, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates. Fair value measurements are classified within one of three levels in a valuation hierarchy based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

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

CONSUMERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2009 and 2008

(Dollar amounts in thousands, except per share data)

Dividend Restrictions: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the holding company or by the holding company to shareholders. As of June 30, 2009 the Bank could, without prior approval, declare a dividend of approximately $1,925.

Subsequent Events: Management has evaluated events occurring subsequent to the balance sheet date through September 14, 2009 the financial statement issuance date, determining no events require adjustment to or additional disclosure in the consolidated financial statements.

Adoption of New Accounting Standards: In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material. In October 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active. This FSP clarifies the application of FAS 157 in a market that is not active. The impact of adoption was not material.

In April 2009, the FASB issued Staff Position (FSP) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. The FSP provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The FSP also requires increased disclosures. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this FSP did not have a material impact on the results of operations or financial position.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new standard was effective for the Corporation on July 1, 2008. The Corporation did not elect the fair value option for any financial assets or financial liabilities as of July 1, 2008.

In April 2009, the FASB issued Staff Position (FSP) No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends existing guidance for determining whether impairment is other-than-temporary (OTTI) for debt securities. The FSP requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Additionally, the FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this FSP did not have a material impact on the Corporation’s results of operations or financial position.

In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009. The adoption of this FSP at June 30, 2009 did not have a material impact on the results of operations or financial position as it only required disclosures which are included in Note 13.

CONSUMERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2009 and 2008

(Dollar amounts in thousands, except per share data)

FASB Statement No. 165, Subsequent Events, establishes general standards of accounting for and disclosure of subsequent events. Subsequent events are events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Statement is effective for interim or annual periods ending after June 15, 2009. The impact of this new Statement was not material to the Corporation’s consolidated financial statements. Management has evaluated events occurring subsequent to the balance sheet date through the financial statement issuance date of September 14, 2009 determining no events require adjustment to or additional disclosure in the financial statements.

Effect of Newly Issued But Not Yet Effective Accounting Standards: FASB Statement No. 166, Accounting for Transfers of Financial Assets, is a revision to FASB Statement 140 that is the primary source of accounting guidance for transfers of financial assets and securitization transactions. Statement No. 166 will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. The new Statement will be effective at the start of the Corporation’s first fiscal year beginning after November 15, 2009. The impact of adoption of this Statement is not expected to be material to the Company’s consolidated financial statements.

FASB Statement No. 167, Amendments to FASB Interpretation No. 46R, amends FIN 46(R) to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with a qualitative approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity (VIE) that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. Unlike FIN 46 (R), this Statement requires ongoing reconsideration of whether (1) an entity is a VIE and (2) an enterprise is the primary beneficiary of a VIE. It is expected that the amendments will result in more entities consolidating VIEs that previously were not consolidated The Statement will also require additional disclosures about an enterprise’s involvement in variable interest entities. The new Statement will be effective at the start of the Corporation’s first fiscal year beginning after November 15, 2009. The impact of adoption of this Statement is not expected to be material to the Company’s consolidated financial statements.

On June 29, 2009, Statement No. 168 was issued to replace the guidance in FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (Statement No. 162), and identifies the FASB Accounting Standards Codification (Codification) as the single source of authoritative U.S. Generally Accepted Accounting Principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. The Codification reorganizes all previous GAAP pronouncements into roughly 90 accounting topics and displays all topics using a consistent structure. All existing standards that were used to create the Codification will be superseded, replacing the previous references to specific Statements of Financial Accounting Standards (SFAS) with numbers used in the Codification’s structural organization. Statement No. 168 is effective for interim and annual periods ending after September 15, 2009. After September 15, only one level of authoritative GAAP will exist, other than guidance issued by the Securities and Exchange Commission (SEC). All other accounting literature excluded from the Codification will be considered non-authoritative. The adoption of the Codification does not have a material impact on the Corporation’s condensed consolidated financial statements.

Reclassifications: Certain reclassifications have been made to the June 30, 2008 financial statements to be comparable to the June 30, 2009 presentation.

CONSUMERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2009 and 2008

(Dollar amounts in thousands, except per share data)

NOTE 2—SECURITIES

The following table sets forth certain information regarding the amortized cost and fair value of the Corporation’s available-for-sale securities at the dates indicated.

Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2009
Obligations of government sponsored entities	$14,278	$385	$(1)	$14,662
Obligations of state and political subdivisions	18,171	62	(608)	17,625
Mortgage-backed securities—residential	27,334	810	(12)	28,132
Trust preferred security	982	—	(626)	356

Total securities	$60,765	$1,257	$(1,247)	$60,775

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2008
Obligations of government sponsored entities	$10,133	$160	$(44)	$10,249
Obligations of state and political subdivisions	18,461	19	(582)	17,898
Mortgage-backed securities—residential	30,645	85	(406)	30,324
Trust preferred security	985	—	(244)	741

Total securities	$60,224	$264	$(1,276)	$59,212

Proceeds from sales of all equity and debt securities during 2009 and 2008 were $13,436 and $4,783, respectively. During 2009, gross gains of $238 and gross losses of $53 were recognized. During 2008, gross gains of $35 and gross losses of $9 were recognized.

The amortized cost and fair values of debt securities available-for-sale at June 30, 2009 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities and the trust preferred security are shown separately.

	Amortized Cost	Fair Value
Due in one year or less	$7,312	$7,477
Due after one year through five years	7,002	7,221
Due after five years through ten years	2,251	2,184
Due after ten years	15,884	15,405

Total	32,449	32,287
Mortgage-backed securities—residential	27,334	28,132
Trust preferred security	982	356

Total	$60,765	$60,775

Securities with a carrying value of approximately $39,901 and $27,560 were pledged at June 30, 2009 and 2008, respectively, to secure public deposits and commitments as required or permitted by law. At June 30, 2009, available for sale securities included municipal securities issued by Farmersville Texas school district that are insured by Permanent School Fund Guarantee with an aggregate book value of $2,175, or 10.1%, of shareholders’ equity. Other than this issuance, there were no other holdings of securities of any one issuer, other than the U.S. government and its agencies and corporations, with an aggregate book value which exceeds 10% of shareholders’ equity.

CONSUMERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2009 and 2008

(Dollar amounts in thousands, except per share data)

Securities with unrealized losses at June 30, 2009 and 2008, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or more		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2009
Obligations of government sponsored entities	$532	$(1)	$—	$—	$532	$(1)
Obligations of states and political subdivisions	8,425	(267)	4,277	(341)	12,702	(608)
Mortgage-backed securities—residential	—	—	135	(12)	135	(12)
Trust preferred security	—	—	356	(626)	356	(626)

Total temporarily impaired	$8,957	$(268)	$4,768	$(979)	$13,725	$(1,247)

	Less than 12 Months		12 Months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2008
Obligations of government sponsored entities	$1,717	$(44)	$—	$—	$1,717	$(44)
Obligations of states and political subdivisions	15,403	(482)	887	(100)	16,290	(582)
Mortgage-backed securities—residential	22,464	(386)	665	(20)	23,129	(406)
Trust preferred security	741	(244)	—	—	741	(244)

Total temporarily impaired	$40,325	$(1,156)	$1,552	$(120)	$41,877	$(1,276)

Management evaluates securities for other-than-temporary impairment (OTTI) on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model. Investment securities are generally evaluated for OTTI under Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. However, the trust preferred security is evaluated using the model outlined in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transfer in Securitized Financial Assets.

In determining OTTI under the SFAS No. 115 model, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

The second segment of the portfolio uses the OTTI guidance provided by EITF 99-20. Under the EITF 99-20 model, the present value of the remaining cash flows as estimated at the preceding evaluation date are compared to the current expected remaining cash flows. An OTTI is deemed to have occurred if there has been an adverse change in the remaining expected future cash flows.

As of June 30, 2009, the Corporation’s security portfolio consisted of $60,775, of which $13,725 were in an unrealized loss position. The majority of unrealized losses are related to the Corporation’s obligations of states and political subdivisions and the trust preferred security, as discussed below:

CONSUMERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2009 and 2008

(Dollar amounts in thousands, except per share data)

Obligations of states and political subdivisions

At June 30, 2009, approximately 87.9% of the obligations of states and political subdivisions held by the Corporation were general obligation bonds and 12.1% were revenue bonds. The decline in fair value of these securities is mainly attributable to temporary illiquidity and the turmoil within the municipal bond insurance industry, not credit quality. The recent credit concerns within the municipal bond insurance industry have reduced the liquidity of these securities and, as a result, have caused a decline in the value for some municipal securities. Management monitors the financial data of the individual municipalities to insure they meet minimum credit standards. Therefore, since the Corporation does not intend to sell these securities and it is not likely the Corporation will be required to sell these securities at an unrealized loss position prior to any anticipated recovery in fair value, which may be maturity, management does not believe there is any other-than-temporary impairment related to these securities at June 30, 2009.

Trust Preferred Security

The Corporation’s unrealized loss on the trust preferred security related to an investment in a pooled trust preferred security issued by other financial institutions and insurance companies. The decline in fair value is primarily attributable to temporary illiquidity and the financial crisis affecting these markets and not necessarily the expected cash flows of the individual security. Due to the illiquidity in the market, it is unlikely the Corporation would be able to recover its investment in this security if the Corporation sold the security at this time.

Our analysis of this investment falls within the scope of EITF 99-20 and includes $982 book value of a pooled trust preferred security (CDO). This security was rated high quality at inception, but at June 30, 2009, Moody’s rated this security as Ca, which is defined as highly speculative. The issuers in this security are primarily banks and a limited number of insurance companies. The Corporation uses the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to ensure there are no adverse changes in cash flows during the period. The OTTI model considers the structure and term of the CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. We assume no recoveries on defaults and treat all interest payment deferrals as defaults. In addition we use the model to “stress” the CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of the Corporation’s note class. Upon completion of the June 30, 2009 analysis, there were no adverse changes in the expected cash flows during the period that would indicate OTTI. Therefore, since the Corporation does not intend to sell the security and it is not likely the Corporation will be required to sell the security at an unrealized loss position prior to any anticipated recovery in fair value, which may be maturity, management does not believe there is any other-than-temporary impairment from this security at June 30, 2009. Also, management has reviewed this security and these conclusions with an independent third party. However, if there is further deterioration in the underlying collateral of this security, other-than-temporary impairments may occur in future periods.

CONSUMERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2009 and 2008

(Dollar amounts in thousands, except per share data)

NOTE 3—LOANS

Major classifications of loans were as follows as of June 30:

	2009	2008
Real estate—mortgage	$49,130	$50,779
Real estate—construction	6,907	6,404
Commercial, financial and agricultural	98,636	89,454
Installment loans to individuals	5,724	5,942

	160,397	152,579
Deferred loan fees and costs	(256)	(229)
Allowance for loan losses	(1,992)	(1,709)

Net loans	$158,149	$150,641

The changes in the allowance for loan losses consists of the following for the years ended June 30:

	2009	2008
Balance at beginning of year	$1,709	$1,381
Provision	579	430
Charge-offs	(400)	(205)
Recoveries	104	103

Balance at end of year	$1,992	$1,709

Impaired loans were as follows as of June 30:

	2009	2008
Total impaired loans	$2,231	$1,270
Amount of allowance for loan losses allocated	344	241

As of June 30, 2009, all impaired loans had a specific allowance for loan loss allocation or had been charged down to the realizable value.

	2009	2008
Average of impaired loans during the year	$1,854	$1,019
Interest income recognized during impairment	42	31
Cash-basis interest income recognized	42	31

Nonperforming loans were as follows:

	2009	2008
Loans past due over 90 days and still accruing	$328	$—
Loans on non-accrual	2,476	1,433
Increase in interest income if loans had been on accrual	175	82

The Bank has granted loans to certain of its executive officers, directors and their affiliates. A summary of activity during the year ended June 30, 2009 of related party loans were as follows:

2009
Principal balance at beginning of year	$1,816
New loans	283
Repayments	(290)

Principal balance at end of year	$1,809

CONSUMERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2009 and 2008

(Dollar amounts in thousands, except per share data)

NOTE 4—PREMISES AND EQUIPMENT

Major classifications of premises and equipment were as follows as of June 30:

	2009	2008
Land	$953	$953
Land improvements	327	327
Building and leasehold improvements	3,298	3,281
Furniture, fixture and equipment	5,060	5,314

Total premises and equipment	9,638	9,875
Accumulated depreciation and amortization	(5,862)	(5,851)

Premises and equipment, net	$3,776	$4,024

Depreciation was $455 and $570 for the years ended June 30, 2009 and 2008, respectively.

The Corporation is obligated under non-cancelable operating leases for facilities and equipment. The approximate minimum annual rentals and commitments under these non-cancelable agreements and leases with remaining terms in excess of one year are as follows:

2010	97
2011	35
2012	33
2013	33
2014	33
Thereafter	50

$281

Rent expense incurred during the fiscal years ended June 30, 2009 and 2008 was $96 for each year.

During the 2006 fiscal year, Consumers National Bank entered into an operating lease agreement for the Malvern branch location. The lessor of the property is a member of the Corporation’s Board of Directors. The initial term of the lease is a period of ten years. The base rent through the end of the fifth year is one percent of the total Project Cost, as defined in the lease agreement. At the beginning of year six, the rent to be paid shall be increased in accordance with the change in the Consumers Price Index. For the next five years, the estimated annual lease expense is $33 per year.

NOTE 5—INTANGIBLE ASSETS

The following summarizes the original balance and accumulated amortization of core deposit intangible assets at June 30, 2009 and 2008:

	2009	2008
Original balance	$1,927	$1,927
Less: accumulated amortization	1,516	1,355

Net balance, June 30	$411	$572

Amortization expense for the years ended June 30, 2009 and 2008 was $161 for each year. Amortization expense is estimated to be $161 for each of the next two years and $89 in year three.

CONSUMERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2009 and 2008

(Dollar amounts in thousands, except per share data)

NOTE 6—DEPOSITS

The aggregate amount of time deposits, each with a minimum denomination of $100,000 was $31,007 and $23,715 as of June 30, 2009 and 2008, respectively.

Scheduled maturities of time deposits at June 30, 2009 were as follows:

2010	$61,006
2011	21,378
2012	3,117
2013	3,420
2014	1,052
Thereafter	457

$90,430

Related party deposits totaled $3,700 as of June 30, 2009 and $3,864 as of June 30, 2008.

NOTE 7—SHORT-TERM BORROWINGS

Short-term borrowings consisted of repurchase agreements. Repurchase agreements are financing arrangements. Physical control is maintained for all securities pledged to secure repurchase agreements. Information concerning all short-term borrowings at June 30, maturing in less than one year is summarized as follows:

	2009	2008
Balance at June 30	$15,055	$11,892
Average balance during the year	14,327	10,918
Maximum month-end balance	16,183	23,519
Average interest rate during the year	1.48%	3.54%
Weighted average rate June 30	0.50%	2.22%

Repurchase agreements mature daily. The Bank has pledged obligations of government sponsored entities and mortgage-backed securities with a carrying value of $15,730 and $16,750 at June 30, 2009 and 2008, respectively, as collateral for the repurchase agreements. Total interest expense on short-term borrowings was $212 and $386 for the years ended June 30, 2009 and 2008, respectively.

CONSUMERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2009 and 2008

(Dollar amounts in thousands, except per share data)

NOTE 8—FEDERAL HOME LOAN BANK ADVANCES

A summary of Federal Home Loan Bank (FHLB) advances were as follows:

Advance Type	Maturity	Term	Interest Rate	Balance June 30, 2009	Balance June 30, 2008
Interest-only, single maturity	10/02/2008	Fixed	4.80	$—	$1,000
Interest-only, single maturity	01/15/2010	Fixed	2.96	625	625
Interest-only, single maturity	01/28/2010	Fixed	2.92	250	250
Principal and interest, mortgage matched	07/01/2010	Fixed	6.90	13	24
Principal and interest, mortgage matched	10/01/2010	Fixed	7.00	15	30
Principal and interest, mortgage matched	12/01/2010	Fixed	6.10	82	133
Interest-only, single maturity	01/18/2011	Fixed	3.14	625	625
Interest-only, single maturity	01/24/2011	Fixed	3.09	500	500
Interest-only, single maturity	07/22/2011	Fixed	3.24	500	500
Interest-only, single maturity	01/24/2012	Fixed	3.37	500	500
Interest-only, single maturity	07/24/2012	Fixed	3.50	500	500
Principal and interest, mortgage matched	04/01/2014	Fixed	2.54	219	327
Interest-only, putable	12/07/2017	Fixed	3.24	5,000	5,000
Principal and interest, mortgage matched	04/01/2019	Fixed	4.30	544	587

				$9,373	$10,601

Each fixed rate advance has a prepayment penalty equal to the present value of 100% of the lost cash flow based upon the difference between the contract rate on the advance and the current rate on the new advance. The $5 million putable advance with the maturity date of December 7, 2017 can be called, at the option of the FHLB, on December 7, 2010 and then quarterly thereafter until maturity. The following table is a summary of the scheduled principal payments for all advances:

Twelve Months Ending June 30	Principal Payments
2010	$1,089
2011	1,255
2012	1,089
2013	579
2014	69
Thereafter	5,292

$9,373

Pursuant to collateral agreements with the FHLB, advances are secured by all the stock invested in the FHLB and certain qualifying first mortgage loans. As of June 30, 2009, the Bank could borrow a total of $24,284 in advances based on the amount of FHLB stock owned. Qualifying first mortgage loans available to secure FHLB advances totaled approximately $33,209 and $33,180 at June 30, 2009 and 2008, respectively.

CONSUMERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2009 and 2008

(Dollar amounts in thousands, except per share data)

NOTE 9—EMPLOYEE BENEFIT PLANS

The Bank has a 401(k) savings and retirement plan available for substantially all eligible employees. Under the plan, the Bank is required to match each participant’s voluntary contribution to the plan but not to exceed 4% of the individual’s compensation. Amounts charged to operations were $111 and $103, for the years ended June 30, 2009 and 2008, respectively.

The Bank has adopted a Salary Continuation Plan (the Plan) to encourage Bank executives to remain employees of the Bank. The Plan provides such executives (and, in the event of the executive’s death, surviving beneficiary) with 180 months of salary continuation payments equal to a certain percentage of an executive’s average compensation, as defined within each agreement, for the three full calendar years prior to Normal Retirement Age. For purposes of the Plan, “Normal Retirement Age” means the executive’s 65th birthday. Vesting under the Plan commences at age 50 and is prorated until age 65. If an executive dies during active service, the executive’s beneficiary is entitled to the Normal Retirement Benefit. The executive can become fully vested in the Accrual Balance upon termination of employment following a disability or a change in control of the Bank. For purposes of the Plan, “Accrual Balance” means the liability that should be accrued by the Corporation for the Corporation’s obligation to the executive under the Plan. For purposes of calculating the Accrual Balance, the discount rate in effect at June 30, 2009 was 6.0%. The accrued liability for the salary continuation plan was $857 as of June 30, 2009 and $874 as of June 30, 2008. For the years ended June 30, 2009 and 2008, approximately $4 and $169, respectively, have been charged to expense in connection with the Plan. The salary continuation benefit accrual and expense for fiscal 2009 was reduced by approximately $140 as a result of the departure of the previous chief executive officer.

NOTE 10—INCOME TAXES

The provision for income taxes consists of the following for the years ended June 30:

	2009	2008
Current income taxes	$674	$619
Deferred income taxes (benefits)	(105)	(126)

	$569	$493

The net deferred income tax asset consists of the following components at June 30:

	2009	2008
Deferred tax assets:
Allowance for loan losses	$514	$406
Deferred compensation	310	341
Net unrealized securities losses	—	344
Intangibles	100	89
OREO deferred gain	20	—
Nonaccrual loan interest income	30	—

Gross deferred tax asset	974	1,180

Deferred tax liabilities:
Depreciation	(166)	(152)
Loan fees	(162)	(158)
Prepaid expenses	(81)	(70)
FHLB stock dividends	(165)	(161)
Net unrealized securities gain	(4)	—

Gross deferred tax liabilities	(578)	(541)

Net deferred asset	$396	$639

CONSUMERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2009 and 2008

(Dollar amounts in thousands, except per share data)

The difference between the provision for income taxes and amounts computed by applying the statutory income tax rate of 34% to statutory income before taxes consists of the following for the years ended June 30:

	2009	2008
Income taxes computed at the statutory rate on pretax income	$883	$781
Tax exempt income	(266)	(241)
Cash surrender value income	(58)	(55)
Other	10	8

	$569	$493

At June 30, 2008 and June 30, 2009, the Corporation had no FIN 48 unrecognized tax benefits recorded. The Corporation does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months.

The Corporation and the Bank are subject to U.S. federal income tax as an income-based tax and a capital-based franchise tax, respectively, in the state of Ohio. The Corporation and the Bank are no longer subject to examination by taxing authorities for years before 2005.

NOTE 11—REGULATORY MATTERS

The Bank is subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective-action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. Management believes as of June 30, 2009, the Bank has met all capital adequacy requirements to which it is subject.

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

As of fiscal year-end 2009, the Corporation met the definition of a small bank holding company and, therefore, was exempt from consolidated risk-based and leverage capital adequacy guidelines for bank holding companies. At year-end 2009 and 2008, actual Bank capital levels (in millions) and minimum required levels were as follows:

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2009
Total capital (to risk weighted assets)
Bank	$22.9	12.7%	$14.4	8.0%	$18.0	10.0%
Tier 1 capital (to risk weighted assets)
Bank	18.9	10.5	7.2	4.0	10.8	6.0
Tier 1 capital (to average assets)
Bank	18.9	7.6	9.9	4.0	12.4	5.0
June 30, 2008
Total capital (to risk weighted assets)
Bank	$21.2	12.7%	$13.3	8.0%	$16.6	10.0%
Tier 1 capital (to risk weighted assets)
Bank	17.5	10.5	6.7	4.0	10.0	6.0
Tier 1 capital (to average assets)
Bank	17.5	7.7	9.0	4.0	11.3	5.0

CONSUMERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2009 and 2008

(Dollar amounts in thousands, except per share data)

As of the latest regulatory examination, the Bank was categorized as well capitalized. There are no conditions or events since that examination that management believes may have changed the Bank’s category.

The Corporation’s principal source of funds for dividend payment is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. As of June 30, 2009 the Bank could, without prior approval, declare a dividend of approximately $1,925.

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

The Bank evaluates each customer’s credit on a case by case basis. The amount of collateral obtained is based on management’s credit evaluation of the customer. The amount of commitments to extend credit and the exposure to credit loss for non-performance by the customer was $25,350 and $23,545 as of June 30, 2009 and 2008, respectively. Of the June 30, 2009 commitments, $21,737 carried variable rates of interest ranging from 2.00% to 10.00% and $3,613 carried fixed rates of interest ranging from 3.25% to 8.00%. Of the June 30, 2008 commitments, $21,656 carried variable rates of interest ranging from 3.75% to 10.00% and $1,889 carried fixed rates of interest ranging from 4.00% to 7.75%. Financial standby letters of credit were $498 and $1,218 as of June 30, 2009 and 2008, respectively. In addition, commitments to extend credit of $6,253 and $6,288 as of June 30, 2009 and 2008, respectively, were available to checking account customers related to the overdraft protection program. Since some loan commitments expire without being used, the amount does not necessarily represent future cash commitments.

During 2008 the Bank contracted with a new regional electronic funds transfer processor and a data service provider. For the 2009 fiscal year, the total amount of expense associated with these contracts was approximately $801 and is expected to be a comparable amount through the end of the contracts.

CONSUMERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2009 and 2008

(Dollar amounts in thousands, except per share data)

NOTE 13—FAIR VALUE DISCLOSURES OF FINANCIAL INSTRUMENTS

As discussed in Note 1—Summary of Significant Accounting Policies, the Corporation adopted fair value accounting standard Statement No. 157 effective July 1, 2008. Statement No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Statement No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

The Corporation used the following methods and significant assumptions to estimate the fair value of items:

Securities: When available, the fair values of available-for-sale securities are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs). If quoted market prices are not available, fair values are estimated using matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). In certain cases where there is limited activity or less transparency around inputs to the valuation, fair values are estimated using a discounted cash flow model and market liquidity premium (Level 3 inputs). With the current market conditions, the assumptions used to determine the fair value of Level 3 securities have greater subjectivity due to the lack of observable market transactions. Observable inputs for the Corporation’s trust preferred security and this class of investment have declined which has resulted in unreliable external pricing.

Federal bank and other restricted stocks includes stock acquired for regulatory purposes, such as Federal Home Loan Bank stock and Federal Reserve Bank stock that are accounted for at cost due to restrictions placed on their transferability; and therefore, are not subject to the fair value disclosure requirements of Statement No. 157.

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at June 30, 2009 Using
	Balance at June 30, 2009	Level 1	Level 2	Level 3
Assets:
Obligations of government sponsored entities	$14,662	$—	$14,662	$—
Obligations of states and political subdivisions	17,625	—	17,625	—
Mortgage-backed securities—residential	28,132	—	28,132	—
Trust preferred security	356	—	—	356

CONSUMERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2009 and 2008

(Dollar amounts in thousands, except per share data)

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended June 30, 2009:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Beginning balance, July 1, 2008	$741
Change in fair value included in other comprehensive income	(385)

Ending balance, June 30, 2009	$356

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

Impaired loans are generally measured for impairment using the fair value of the collateral supporting the loan. Evaluating impaired loan collateral is based on level 3 inputs utilizing outside appraisals adjusted by management for sales costs and other assumptions regarding market conditions to arrive at fair value. As of June 30, 2009, impaired loans with a fair value of $1,887 had a principal balance of $2,231, with a valuation allowance of $344; resulting in an additional provision for loan losses of $295 being recorded for the twelve month period ended June 30, 2009.

Fair Value of Financial Instruments

The following table shows the estimated fair value at June 30, 2009 and 2008, and the related carrying value of financial instruments:

	2009		2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$18,891	$18,891	$10,962	$10,962
Certificates of deposits in other financial institutions	2,012	2,012	—	—
Securities available-for-sale	60,775	60,775	59,212	59,212
Loans, net	158,149	154,542	150,641	148,933
Accrued interest receivable	1,038	1,038	1,082	1,082
Financial Liabilities:
Demand and savings deposits	(113,621)	(113,621)	(110,268)	(110,268)
Time deposits	(90,430)	(91,593)	(78,576)	(79,026)
Short-term borrowings	(15,055)	(15,055)	(11,892)	(11,892)
Federal Home Loan Bank advances	(9,373)	(9,841)	(10,601)	(9,615)
Accrued interest payable	(184)	(184)	(256)	(256)

For purposes of the above disclosures of estimated fair value, the following assumptions were used. Estimated fair value for cash and cash equivalents, accrued interest receivable and payable, demand and savings deposits and short term borrowings were considered to approximate carrying value for instruments that reprice frequently and fully. Fair value for loans was estimated for portfolios of loans with similar financial characteristics. For adjustable rate loans that reprice at least annually and for fixed rate commercial loans with maturities of six months or less which possess normal risk characteristics, carrying value was determined to be fair value. Fair value of other types of loans (including adjustable rate loans which reprice less frequently than annually and fixed rate term loans or loans which possess higher risk characteristics) was estimated by discounting future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for similar anticipated maturities. Fair value for impaired loans was based on recent appraisals of the collateral or, if appropriate, using estimated discounted cash flows. The Corporation has not considered market illiquidity in estimating the fair value of loans due to uncertain and inconsistent market pricing being experienced on June 30, 2009.

CONSUMERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2009 and 2008

(Dollar amounts in thousands, except per share data)

Fair value of core deposits, including demand deposits, savings accounts and certain money market deposits, was the amount payable on demand. Fair value of fixed-maturity certificates of deposit was estimated using the rates offered at June 30, 2009 and 2008, for deposits of similar remaining maturities. Estimated fair value does not include the benefit that result from low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market. Fair value of short-term borrowings and accrued interest was determined to be the carrying amounts since these financial instruments generally represent obligations that are due on demand. Fair value of Federal Home Loan Bank advances was estimated using current rates at June 30, 2009 and 2008 for similar financing. The fair value of unrecorded commitments at June 30, 2009 and 2008 was not material.

NOTE 14—PARENT COMPANY FINANCIAL STATEMENTS

Condensed financial information of Consumers Bancorp. Inc. (parent company only) follows:

	June 30, 2009	June 30, 2008
Condensed Balance Sheets
Assets
Cash	$126	$177
Subordinated debenture receivable from subsidiary	2,000	2,000
Other assets	98	97
Investment in subsidiary	19,285	17,368

Total assets	$21,509	$19,642

Liabilities
Other liabilities	$48	$71
Shareholders’ equity	21,461	19,571

Total liabilities & shareholders’ equity	$21,509	$19,642

	Year Ended June 30, 2009	Year Ended June 30, 2008
Condensed Statements of Income
Cash dividends from subsidiary	$800	$1,305
Other income	160	160
Other expense	177	139

Income before income taxes and equity in undistributed net income of subsidiary	783	1,326
Income tax expense (benefit)	(2)	11

Income before equity in undistributed net income of subsidiary	785	1,315
Equity in undistributed net income of subsidiary	1,242	488

Net income	$2,027	$1,803

CONSUMERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2009 and 2008

(Dollar amounts in thousands, except per share data)

	Year Ended June 30, 2009	Year Ended June 30, 2008
Condensed Statements of Cash Flows
Cash flows from operating activities
Net income	$2,027	$1,803
Equity in undistributed net income of Bank subsidiary	(1,242)	(488)
Change in other assets and liabilities	(19)	(52)

Net cash flows from operating activities	766	1,263
Cash flows from investing activities
Acquisition of premises and equipment	(5)	—

Net cash flows from investing activities	(5)	—
Cash flows from financing activities
Dividend paid	(812)	(694)
Purchase of treasury stock	—	(424)

Net cash used by financing activities	(812)	(1,118)

Change in cash and cash equivalents	(51)	145
Cash and cash equivalents, beginning of year	177	32

Cash and cash equivalents, end of year	$126	$177

NOTE 15—OTHER COMPREHENSIVE INCOME

	2009	2008
Unrealized holding gains on available-for-sale securities	$1,207	$183
Less reclassification adjustments for gains later recognized in income	(185)	(26)

Net unrealized gains	1,022	157
Tax effect	347	53

Other comprehensive income	$675	$104

NOTE 16—QUARTERLY FINANCIAL DATA (Unaudited)

	Interest Income	Net Interest Income	Net Income	Earnings per Share-Basic and Diluted
2009
First Quarter	$3,442	$2,473	$570	$0.28
Second Quarter	3,358	2,414	526	0.26
Third Quarter	3,135	2,280	481	0.24
Fourth Quarter	3,165	2,380	450	0.22
2008
First Quarter	$3,258	$2,150	$440	$0.21
Second Quarter	3,394	2,171	476	0.23
Third Quarter	3,472	2,224	422	0.21
Fourth Quarter	3,354	2,305	465	0.23

CONSUMERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2009 and 2008

(Dollar amounts in thousands, except per share data)

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T)—CONTROLS AND PROCEDURES

The management of the Corporation is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934. As of June 30, 2009, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, management concluded that the Corporation’s disclosure controls and procedures as of June 30, 2009 were effective in ensuring that information required to be disclosed by the Corporation in the reports that it files or submits under the Act were recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Report of Management on the Company’s Internal Controls Over Financial Reporting appears page 21.

ITEM 9B—OTHER INFORMATION

None.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item as to the Corporation’s directors and executive officers is set forth in the Corporation’s Proxy Statement dated September 23, 2009 under the captions “Election of Directors” on page 2, “Directors and Executive Officers” on pages 5 and 6, “The Board of Directors and its Committees” on pages 7 and 8, “Section 16(a) Beneficial Ownership Reporting Compliance” on page 17, and “Certain Transactions and Relationships” on page 17, and is incorporated herein by reference.

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

ITEM 11—EXECUTIVE COMPENSATION

The information required by this item is set forth in the Corporation’s Proxy Statement dated September 23, 2009 under the captions “Compensation of Directors” on page 9, “Executive Compensation” on page 12-14, “Defined Contribution Plan” on page 14, “Salary Continuation Program” on page 15, “Change of Control Agreements” on pages 15-16, “Compensation Committee Report” on page 16, and “Compensation Committee Interlock and Insider Participation” on page 16, and is incorporated herein by reference.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is set forth in the Corporation’s Proxy Statement dated September 23, 2009 under the caption “Security Ownership of Certain Beneficial Owners and Management” on pages 10-11, and is incorporated herein by reference.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth in the Corporation’s Proxy Statement dated September  23, 2009 under the caption “Certain Transactions and Relationships” on page 17, and is incorporated herein by reference.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is set forth in the Corporation’s Proxy Statement dated September 23, 2009 under the caption “Principal Accountant Fees and Services” on page 18, and is incorporated herein by reference.

PART IV

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1. FINANCIAL STATEMENTS

The consolidated financial statements required in response to this Item are included in Item 8 of this Report.

(a) 2. FINANCIAL STATEMENT SCHEDULES

Not applicable

(a) 3. EXHIBITS

Exhibit Number	Description of Document
3.1	Amended and Restated Articles of Incorporation of the Corporation. Reference is made to Exhibit A to the Definitive Proxy Statement of the Corporation filed September 28, 2000, which exhibit is incorporated herein by reference. Reference is also made to page 5 of the Definitive Proxy Statement of the Corporation filed September 17, 2001 for an amendment to the Amended and Restated Articles of Incorporation to increase the number of Consumers Bancorp, Inc.’s authorized common shares to two million five hundred thousand.

3.2	Amended and Restated Code of Regulations of the Corporation. Reference is made to Form 10-K of the Corporation filed September 15, 2008, which is incorporated herein by reference.

4	Form of Certificate of Common Shares. Reference is made to Form 10-KSB of the Corporation filed September 26, 2002, which is incorporated herein by reference.

10.2	Form of Change of Control. Reference is made to Form 10-K of the Corporation filed September 15, 2005, which is incorporated herein by reference.

10.3	Lease Agreement entered into between Furey Holdings, LLC and Consumers National Bank on December 23, 2005. Reference is made to Form 10-Q of the Corporation filed February 14, 2006, which is incorporated herein by reference.

10.4	First Amendment to the Salary Continuation agreement dated March 1, 2005 entered into with Mr. Muckley on November 13, 2007. Reference is made to Form 10-Q of the Corporation filed November 14, 2007, which is incorporated herein by reference.

10.5	Salary Continuation agreement entered into with Mr. Lober on August 29, 2008. Reference is made to Form 10-K of the Corporation filed September 15, 2008, which is incorporated herein by reference.

11	Computation of Earnings per Share. Reference is made to this Annual Report on Form 10-K Note 1, page 29, which is incorporated herein by reference.

21	Subsidiaries of Consumers Bancorp, Inc. filed with this Annual Report on Form 10-K.

23	Consent of Crowe Horwath LLP

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSUMERS BANCORP, INC.

Date: September 23, 2009	By:	/s/ RALPH J. LOBER, II
President and Chief Executive Officer

	By:	/s/ RENEE K. WOOD
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 23, 2009.

Signatures	Signatures

/s/ LAURIE L. MCCLELLAN	/s/ RALPH J. LOBER, II
Laurie L. McClellan	Ralph J. Lober
Chairman of the Board of Directors	President, Chief Executive Officer and Director

/s/ JOHN P. FUREY	/s/ JAMES V. HANNA
John P. Furey	James V. Hanna
Director	Director

/s/ DAVID W. JOHNSON	/s/ JAMES R. KIKO, SR.
David W. Johnson	James R. Kiko, Sr.
Director	Director

/s/ THOMAS M. KISHMAN	/s/ JOHN E. TONTI
Thomas M. Kishman	John E. Tonti
Director	Director

/s/ HARRY W. SCHMUCK, JR.
Harry W. Schmuck, Jr.
Director

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1	Amended and Restated Articles of Incorporation of the Corporation. Reference is made to Exhibit A to the Definitive Proxy Statement of the Corporation filed September 28, 2000, which exhibit is incorporated herein by reference. Reference is also made to page 5 of the Definitive Proxy Statement of the Corporation filed September 17, 2001 for an amendment to the Amended and Restated Articles of Incorporation to increase the number of Consumers Bancorp, Inc.’s authorized common shares to two million five hundred thousand.

3.2	Amended and Restated Code of Regulations of the Corporation. Reference is made to Form 10-K of the Corporation filed September 15, 2008, which is incorporated herein by reference.

4	Form of Certificate of Common Shares. Reference is made to Form 10-KSB of the Corporation filed September 26, 2002, which is incorporated herein by reference.

10.2	Form of Change of Control. Reference is made to Form 10-K of the Corporation filed September 15, 2005, which is incorporated herein by reference.

10.3	Lease Agreement entered into between Furey Holdings, LLC and Consumers National Bank on December 23, 2005. Reference is made to Form 10-Q of the Corporation filed February 14, 2006, which is incorporated herein by reference.

10.4	First Amendment to the Salary Continuation agreement dated March 1, 2005 entered into with Mr. Muckley on November 13, 2007. Reference is made to Form 10-Q of the Corporation filed November 14, 2007, which is incorporated herein by reference.

10.5	Salary Continuation agreement entered into with Mr. Lober on August 29, 2008. Reference is made to Form 10-K of the Corporation filed September 15, 2008, which is incorporated herein by reference.

11	Computation of Earnings per Share. Reference is made to this Annual Report on Form 10-K Note 1, page 29, which is incorporated herein by reference.

21	Subsidiaries of Consumers Bancorp, Inc. Filed with this Annual Report on Form 10-K.

23	Consent of Crowe Horwath LLP

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.