Form 10-Q
period 2009-09-30
CONSUMERS BANCORP INC /OH/
filed 2009-11-13
CIK 1006830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value	Outstanding at November 13, 2009
2,030,981 Common Shares

CONSUMERS BANCORP, INC.

FORM 10-Q

QUARTER ENDED September 30, 2009

PART 1 – FINANCIAL INFORMATION

Item  1 – Financial Statements

CONSUMERS BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	Unaudited
	September 30, 2009	June 30, 2009
ASSETS
Cash on hand and noninterest-bearing deposits in other banks	$5,508	$5,961
Interest-bearing deposits in other banks	8,626	12,930

Total cash and cash equivalents	14,134	18,891
Certificates of deposit in other financial institutions	2,111	2,012
Securities, available-for-sale	63,590	60,775
Federal bank and other restricted stocks, at cost	1,186	1,186
Total loans	162,118	160,141
Less allowance for loan losses	(2,095)	(1,992)

Net Loans	160,023	158,149

Cash surrender value of life insurance	4,666	4,622
Premises and equipment, net	3,732	3,776
Intangible assets	370	411
Other real estate owned	207	181
Accrued interest receivable and other assets	1,264	1,859

Total assets	$251,283	$251,862

LIABILITIES
Deposits
Non-interest bearing demand	$43,066	$42,855
Interest bearing demand	13,031	12,570
Savings	56,643	58,196
Time	90,958	90,430

Total deposits	203,698	204,051

Short-term borrowings	13,121	15,055
Federal Home Loan Bank advances	9,331	9,373
Accrued interest and other liabilities	2,159	1,922

Total liabilities	228,309	230,401
Commitments and contingent liabilities	—	—

SHAREHOLDERS’ EQUITY
Common stock (no par value, 2,500,000 shares authorized; 2,160,000 issued)	4,868	4,869
Retained earnings	18,606	18,244
Treasury stock, at cost (129,019 and 130,442 common shares at September 30, 2009 and June 30, 2009, respectively)	(1,641)	(1,659)
Accumulated other comprehensive income	1,141	7

Total shareholders’ equity	22,974	21,461

Total liabilities and shareholders’ equity	$251,283	$251,862

See accompanying notes to consolidated financial statements

CONSUMERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months ended September 30,
	2009	2008
Interest income
Loans, including fees	$2,460	$2,623
Securities
Taxable	498	575
Tax-exempt	188	202
Federal funds sold and other interest bearing deposits	24	42

Total interest income	3,170	3,442

Interest expense
Deposits	651	788
Short-term borrowings	14	87
Federal Home Loan Bank advances	78	94

Total interest expense	743	969

Net interest income	2,427	2,473
Provision for loan losses	202	147

Net interest income after Provision for loan losses	2,225	2,326

Non-interest income
Service charges on deposit accounts	437	464
Debit card interchange income	118	112
Gain on sale of securities	111	5
Gain on sale of other assets owned	4	—
Bank owned life insurance income	44	41
Other	36	41

Total non-interest income	750	663

Non-interest expenses
Salaries and employee benefits	1,072	1,080
Occupancy and equipment	275	288
Data processing expenses	132	138
Professional fees	111	147
FDIC Assessments	81	32
Franchise taxes	55	53
Telephone and network communications	61	64
Debit card processing expenses	71	64
Amortization of intangible	41	40
Other	338	341

Total non-interest expenses	2,237	2,247

Income before income taxes	738	742
Income tax expense	173	172

Net Income	$565	$570

Basic earnings per share	$0.28	$0.28

See accompanying notes to consolidated financial statements

CONSUMERS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months ended September 30,
	2009	2008

Balance at beginning of period	$21,461	$19,571

Comprehensive income
Net Income	565	570
Other comprehensive income	1,134	(820)

Total comprehensive income	1,699	(250)

Issuance of 1,423 common shares for dividend reinvestment and stock purchase plan	17	—
Common cash dividends	(203)	(203)

Balance at the end of the period	$22,974	$19,118

Common cash dividends per share	$0.10	$0.10

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,
	2009	2008
Cash flows from operating activities
Net cash from operating activities	$1,038	$721

Cash flow from investing activities
Securities available-for-sale
Purchases	(7,370)	(10,030)
Maturities, calls and principal pay downs	3,152	3,319
Proceeds from sales of available-for-sale securities	3,164	3,117
Net decrease in federal funds sold	—	325
Net increase in certificates of deposits in other financial institutions	(99)	—
Net increase in loans	(2,178)	(1,970)
Acquisition of premises and equipment	(64)	(71)
Disposal of premises and equipment	—	1
Sale of other real estate owned	115	—

Net cash from investing activities	(3,280)	(5,309)

Cash flow from financing activities
Net increase (decrease) in deposit accounts	(353)	2,269
Net change in short-term borrowings	(1,934)	3,456
Proceeds of Federal Home Loan Bank advances	—	—
Repayments of Federal Home Loan Bank advances	(42)	(46)
Proceeds from dividend reinvestment and stock purchase plan	17	—
Dividends paid	(203)	(203)

Net cash from financing activities	(2,515)	5,476

Increase (decrease) in cash or cash equivalents	(4,757)	888

Cash and cash equivalents, beginning of period	18,891	6,637

Cash and cash equivalents, end of period	$14,134	$7,525

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$746	$944
Federal income taxes	—	25
Non-cash items:
Transfer from loans to repossessed assets	$137	$—

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

Basis of Presentation: The consolidated financial statements for interim periods are unaudited and reflect all adjustments (consisting of only normal recurring adjustments), which, in the opinion of management, are necessary to present fairly the financial position and results of operations and cash flows for the periods presented. The unaudited financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by accounting principles generally accepted in the United States of America. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Consumers Bancorp, Inc.’s Form 10-K for the year ended June 30, 2009. The results of operations for the interim period disclosed herein are not necessarily indicative of the results that may be expected for a full year.

The consolidated financial statements include the accounts of Consumers Bancorp, Inc. (the “Corporation”) and its wholly owned subsidiary, Consumers National Bank (the “Bank”). All significant inter-company transactions and accounts have been eliminated in consolidation.

Management has evaluated all significant events and transactions that occurred after September 30, 2009 through November 13, 2009, the financial statement issuance date, determining no events require additional disclosure in the consolidated financial statements.

Segment Information: Consumers Bancorp, Inc. is a bank holding company engaged in the business of commercial and retail banking, which accounts for substantially all of the revenues, operating income, and assets. Accordingly, all of its operations are recorded in on segment, banking.

Accounting Standards Codification: The Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) became effective on July 1, 2009. At that date, the ASC became FASB’s officially recognized source of authoritative accounting principles generally accepted in the United States of America (GAAP) applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

Earnings per Share: Earnings per common share are computed based on the weighted average common shares outstanding. The weighted average number of outstanding shares was 2,029,867 and 2,029,558 for the quarters ended September 30, 2009 and 2008, respectively. The Corporation’s capital structure contains no dilutive securities.

Reclassifications: Certain items in prior financial statements have been reclassified to conform to the current presentation.

New Authoritative Accounting Guidance: FASB ASC Topic 860, “Transfers and Servicing.” New authoritative accounting guidance under ASC Topic 860, “Transfers and Servicing,” amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative accounting guidance under ASC Topic 860 will be effective January 1, 2010 and is not expected to have a significant impact on the Corporation’s financial statements.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 2 – Securities

Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2009
Obligations of government sponsored entities	$12,552	$312	$—	$12,864
Obligations of state and political subdivisions	18,187	867	(24)	19,030
Mortgage-backed securities - residential	30,139	1,052	(11)	31,180
Trust preferred security	982	—	(466)	516

Total securities	$61,860	$2,231	$(501)	$63,590

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2009
Obligations of government sponsored entities	$14,278	$385	$(1)	$14,662
Obligations of state and political subdivisions	18,171	62	(608)	17,625
Mortgage-backed securities - residential	27,334	810	(12)	28,132
Trust preferred security	982	—	(626)	356

Total securities	$60,765	$1,257	$(1,247)	$60,775

Sale of available-for-sale securities were as follows:

	Three Months Ended September 30,
	2009	2008
Proceeds from sales	$3,164	$3,117
Gross realized gains	111	23
Gross realized losses	—	18

The estimated fair values of securities at September 30, 2009, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The trust preferred security has a final maturity date of September 22, 2036, with a first optional call date of June 22, 2011 and a first auction call date of June 22, 2016.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Estimated Fair Value
Due in one year or less	$5,636
Due after one year through five years	7,263
Due after five years through ten years	2,357
Due after ten years	16,638

Total	31,894

Mortgage-backed securities - residential	31,180
Trust preferred security	516

Total	$63,590

Management evaluates securities for other-than-temporary impairment (OTTI) on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model. Investment securities are generally evaluated for OTTI under FASB ASC Topic 320, Accounting for Certain Investments in Debt and Equity Securities. However, the trust preferred security is evaluated using the model outlined in FASB ASC Topic 325, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transfer in Securitized Financial Assets.

In determining OTTI under the ASC Topic 320 model, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

The second segment of the portfolio uses the OTTI guidance provided by ASC Topic 325. Under the ASC Topic 325 model, the present value of the remaining cash flows as estimated at the preceding evaluation date are compared to the current expected remaining cash flows. An OTTI is deemed to have occurred if there has been an adverse change in the remaining expected future cash flows.

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

Our analysis of this investment falls within the scope of ASC Topic 325 and includes $982 book value of a pooled trust preferred security (CDO). On September 30, 2009, Moody’s rated this security as Ca, which is defined as highly speculative. The issuers in this security are primarily banks and a limited number of insurance companies. The Corporation uses the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to ensure there are no adverse changes in cash flows during the period. The OTTI model considers the structure and term of the CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. We assume no recoveries on defaults and treat all interest payment deferrals as defaults. In addition we use the model to “stress” the CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of the Corporation’s note class. Upon completion of the September 30, 2009 analysis, the expected cash flows from the analysis approximated the recorded amortized cost of the trust preferred security. Therefore, since the Corporation does not intend to sell the security and it is not likely the Corporation will be required to sell the security at an unrealized loss position prior to any anticipated recovery in fair value, which may be maturity, management does not believe there is any other-than-temporary impairment from this security to be recorded at September 30, 2009. Also, management has reviewed this security and these conclusions with an independent third party. However, if there is further deterioration in the underlying collateral of this security, other-than-temporary impairments may occur in future periods.

Note 3 – Loans

Major classifications of loans were as follows:

	September 30, 2009	June 30, 2009
Real estate - residential mortgage	$48,832	$49,116
Real estate - construction	4,124	6,907
Commercial, financial and agriculture	103,331	98,392
Consumer	5,831	5,726

Total Loans	$162,118	$160,141

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

	September 30, 2009	June 30, 2009
Loans past due over 90 days and still accruing	$406	$328
Loans on non-accrual	1,981	2,476
Impaired loans	1,857	2,231
Amount of allowance allocated to impaired loans	439	344
Accruing restructured loans	235	147

For each of the periods listed above, all of the impaired loans were also included in non-accrual loans.

Note 4 – Allowance for Loan Losses

A summary of activity in the allowance for loan losses for the three months ended September 30, 2009, and 2008, were as follows:

	2009	2008
Beginning of period	$1,992	$1,709
Provision	202	147
Charge-offs	(131)	(31)
Recoveries	32	18

Balance at September 30,	$2,095	$1,843

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 5 – Fair Value Measurement

The fair value of an asset or liability is the price that would be received to sell that asset or paid to transfer that liability in an orderly transaction occurring in the principal market (or most advantageous market in the absence of a principal market) for such asset or liability. FASB ASC Topic 820 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

Federal bank and other restricted stocks includes stock acquired for regulatory purposes, such as Federal Home Loan Bank stock and Federal Reserve Bank stock that are accounted for at cost due to restrictions placed on their transferability; and therefore, are not subject to the fair value disclosure requirements of FASB ASC Topic 820.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at September 30, 2009 Using
	Balance at September 30, 2009	Level 1	Level 2	Level 3
Assets:
Obligations of government sponsored entities	$12,864	$—	$12,864	$—
Obligations of states and political subdivisions	19,030	—	19,030	—
Mortgage-backed securities - residential	31,180	—	31,180	—
Trust preferred security	516	—	—	516

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period ended September 30, 2009:

Beginning balance, July 1, 2009	$356
Change in fair value included in other comprehensive income	160

Ending balance, September 30, 2009	$516

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

Impaired loans are generally measured for impairment using the fair value of the collateral supporting the loan. Evaluating impaired loan collateral is based on level 3 inputs utilizing outside appraisals adjusted by management for sales costs and other assumptions regarding market conditions to arrive at fair value. As of September 30, 2009, impaired loans had a principal balance of $1,857, with a valuation allowance of $439; resulting in an additional provision for loan losses of $143 being recorded for the three month period ended September 30, 2009.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Fair Value of Financial Instruments

The following table shows the estimated fair value at September 30, 2009 and June 30, 2009, and the related carrying value of financial instruments:

	September 30, 2009		June 30, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$14,134	$14,134	$18,891	$18,891
Certificates of deposits in other financial institutions	2,111	2,111	2,012	2,012
Securities available-for-sale	63,590	63,590	60,775	60,775
Loans, net	160,023	156,730	158,149	154,542
Accrued interest receivable	963	963	1,038	1,038
Financial Liabilities:
Demand and savings deposits	(112,740)	(112,740)	(113,621)	(113,621)
Time deposits	(90,958)	(92,047)	(90,430)	(91,593)
Short-term borrowings	(13,121)	(13,121)	(15,055)	(15,055)
Federal Home Loan Bank advances	(9,331)	(9,479)	(9,373)	(9,841)
Accrued interest payable	(181)	(181)	(184)	(184)

For purposes of the above disclosures of estimated fair value, the following assumptions were used. Estimated fair value for cash and cash equivalents, accrued interest receivable and payable, demand and savings deposits and short term borrowings were considered to approximate carrying value for instruments that reprice frequently and fully. Fair value for loans was estimated for portfolios of loans with similar financial characteristics. For adjustable rate loans that reprice at least annually and for fixed rate commercial loans with maturities of six months or less which possess normal risk characteristics, carrying value was determined to be fair value. Fair value of other types of loans (including adjustable rate loans which reprice less frequently than annually and fixed rate term loans or loans which possess higher risk characteristics) was estimated by discounting future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for similar anticipated maturities. Fair value for impaired loans was based on recent appraisals of the collateral or, if appropriate, using estimated discounted cash flows. The Corporation has not considered market illiquidity in estimating the fair value of loans.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Fair value of core deposits, including demand deposits, savings accounts and certain money market deposits, was the amount payable on demand. Fair value of fixed-maturity certificates of deposit was estimated using the rates offered at September 30, 2009 and June 30, 2009, for deposits of similar remaining maturities. Estimated fair value does not include the benefit that result from low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market. Fair value of short-term borrowings and accrued interest was determined to be the carrying amounts since these financial instruments generally represent obligations that are due on demand. Fair value of Federal Home Loan Bank advances was estimated using current rates at September 30, 2009 and June 30, 2009 for similar financing. The fair value of unrecorded commitments at September 30, 2009 and June 30, 2009 was not material.

CONSUMERS BANCORP, INC.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share data)

General

The following is management’s analysis of the Corporation’s results of operations for the three month period ended September 30, 2009, compared to the same period in 2008, and the consolidated balance sheet at September 30, 2009 compared to June 30, 2009. This discussion is designed to provide a more comprehensive review of the operating results and financial condition than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

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

Results of Operations

Three Months Ended September 30, 2009 and September 30, 2008

Net Income

Net income decreased by $5 for the three month period ended September 30, 2009, as compared to the same period last year. The decrease in net income was mainly attributable to an increase in the provision for loan losses and a decrease in net interest income, which was partially offset by a gain on the sale of securities. Earnings per common share were $0.28 for the three month periods ended September 30, 2009 and 2008.

Return on average equity (ROE) and return on average assets (ROA) were 10.22% and 0.89%, respectively, for the first quarter of fiscal year 2010 compared to 11.48% and 0.95%, respectively, for the first quarter of fiscal year 2009.

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

The Corporation’s net interest margin for the three months ended September 30, 2009 was 4.18%, compared to 4.56% for the same year ago period. Net interest income for the three months ended September 30, 2009 decreased by $46, or 1.9%, to $2,427 from $2,473 for the same year ago period. The decrease in net interest income was primarily due to a decrease in the yield on average interest-earning assets. This was partially offset by a decline in the Corporation’s cost of funds from 2.26% for the three months ended September 30, 2008 to 1.60% for the three months ended September 30, 2009 mainly due to lower market rates affecting the rates paid on all interest-bearing deposit accounts and borrowings.

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Average Balance Sheets and Analysis of Net Interest Income for the Three Months Ended September 30,

(In thousands, except percentages)

	2009			2008
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Taxable securities	$45,752	$498	4.38%	$44,510	$575	5.13%
Nontaxable securities (1)	17,893	276	6.02	18,026	290	6.38
Loans receivable (1)	161,932	2,467	6.04	153,429	2,632	6.81
Interest bearing deposits and federal funds sold	13,633	24	0.70	7,622	42	2.19

Total interest-earning assets	239,210	3,265	5.42%	223,587	3,539	6.28%

Noninterest-earning assets	12,075			15,574

Total Assets	$251,285			$239,161

Interest-bearing liabilities:
NOW	$13,266	$7	0.21%	$11,924	$16	0.53%
Savings	57,115	57	0.40	53,111	100	0.75
Time deposits	91,675	587	2.54	79,271	672	3.36
Short-term borrowings	12,474	14	0.45	15,178	87	2.27
FHLB advances	9,350	78	3.31	10,824	94	3.45

Total interest-bearing liabilities	183,880	743	1.60%	170,308	969	2.26%

Noninterest-bearing liabilities:
Noninterest-bearing checking accounts	43,511			47,243
Other liabilities	1,950			1,906

Total liabilities	229,341			219,457
Shareholders’ equity	21,944			19,704

Total liabilities and shareholders’ equity	$251,285			$239,161

Net interest income, interest rate spread (1)		$2,522	3.82%		$2,570	4.02%

Net interest margin (net interest as a percent of average interest-earning assets) (1)			4.18%			4.56%

Federal tax exemption on non-taxable securities and loans included in interest income		$95			$97

Average interest-earning assets to interest-bearing liabilities	130.09%			131.28%

(1)	calculated on a fully taxable equivalent basis

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Provision for Loan Losses

The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable credit losses in the Bank’s loan portfolio that have been incurred at each balance sheet date. The provision for loan losses increased to $202 for the three month period ended September 30, 2009, compared to $147 for the same period last year.

The increased provision for loan losses for the three month period ended September 30, 2009 resulted mainly from lower collateral value assumptions on non-accrual loans based on current market valuations as well as an increase in non-performing loans from the same period last year. The allowance for loan losses as a percent of total loans at September 30, 2009 was 1.29% up from 1.24% at June 30, 2009 and from 1.19% a year ago. This increase is a result of management’s concerns about the current economic conditions, the higher level of unemployment in our market areas and the depressed real estate values in the markets where we lend affecting the underlying collateral values.

Non-performing loans were $2,387 as of September 30, 2009 and represented 1.47% of total loans. This compared with $2,804, or 1.75%, at June 30, 2009 and $1,832, or 1.19%, as of September 30, 2008. The provision for loan losses as of September 30, 2009 was considered sufficient by management for maintaining an appropriate allowance for loan losses.

Non-Interest Income

Non-interest income increased to $750 during the first quarter of fiscal year 2010, compared to $663 for the same period last year. For the first quarter, service charges on deposits decreased by $27 mainly due to a decline in overdraft fee income from reduced volume. Gains recognized on the sale of securities totaled $111 during 2009 and $5 during 2008.

Non-Interest Expenses

Non-interest expenses decreased by 0.4%, to $2,237, during the first quarter of fiscal year 2010, compared to $2,247 during the same year ago period.

Salaries and employee benefits decreased by $8, or 0.7%, during the first quarter of fiscal year 2010 mainly due to a reduction in overtime wages, the implementation of a ten percent reduction in hours for non-exempt personnel and a salary freeze for exempt personnel that went into effect during the third quarter of fiscal year 2009.

Occupancy and equipment expenses decreased by $13, or 4.5%, during the first quarter of fiscal year 2010 mainly due lower depreciation expense associated with furniture, fixtures and equipment.

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

FDIC insurance expense increased by $49 for the first quarter of fiscal year 2010 compared to the previous year as a result of an industry wide deposit insurance rate increase that went into effect on January 1, 2009.

Income Taxes

Income tax expense for the three months ended September 30, 2009 increased by $1, to $173 from $172, compared to a year ago. The effective tax rate was 23.4% for the current quarter as compared to 23.2% for the same period last year.

The effective tax rate differed from the federal statutory rate principally as a result of tax-exempt income from obligations of states and political subdivisions, loans and earnings on bank owned life insurance.

Financial Condition

Total assets at September 30, 2009 were $251,283 compared to $251,862 at June 30, 2009, a decrease of $579, or 0.9% on an annualized basis.

Available-for-sale securities increased by $2,815 from $60,775 at June 30, 2009 to $63,590 at September 30, 2009 mainly as a result of an increase in the fair value of available-for-sale securities. Within the securities portfolio, the Corporation owns a trust preferred security, which represents pooled trust preferred securities issued by other financial and insurance companies. As of September 30, 2009, the trust preferred security had an amortized cost of $982 and a fair value of $516. The decline in fair value for the trust preferred security the Corporation holds is primarily attributable to temporary illiquidity and the financial crisis affecting these markets and not necessarily the expected cash flows of the individual security. Due to the illiquidity in the market, it is unlikely the Corporation would be able to recover its investment in this security if the Corporation sold the security at this time.

Our analysis of the pooled trust preferred security (CDO) falls within the scope of ASC Topic 325. On September 30, 2009, Moody’s rated this security as Ca, which is defined as highly speculative. The issuers of the CDO are primarily banks and a limited number of insurance companies. The Corporation uses the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to ensure there are no adverse changes in cash flows during the period. The OTTI model considers the structure and term of the CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. We assume no recoveries on defaults and treat all interest payment

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

deferrals as defaults. In addition we use the model to “stress” the CDO, or make assumptions more severe than are expected to occur, to determine the degree to which assumptions could deteriorate before the CDO would no longer fully support repayment of our note class. Upon completion of the September 30, 2009 analysis, the expected cash flows from the analysis approximated the recorded amortized cost of the trust preferred security. Therefore, since we do not intend to sell the security and it is not likely we will be required to sell the security at an unrealized loss position prior to any anticipated recovery in fair value, which may be maturity, management does not believe there is any other-than-temporary impairment from this security to be recorded at September 30, 2009. Also, management has reviewed this security and these conclusions with an independent third party. However, if there is further deterioration in the underlying collateral of this security, other-than-temporary impairments may occur in future periods.

Loan receivables increased by $1,977 to $162,118 at September 30, 2009 compared to $160,141 at June 30, 2009. Total shareholders’ equity increased by $1,513 from June 30, 2009, to $22,974 as of September 30, 2009. The increase was mainly due to an increase in the fair value of available-for-sale securities and net income for the current three month period. These increases were partially offset by cash dividends paid during the period.

Non-Performing Assets

The following table presents the aggregate amounts of non-performing assets and respective ratios as of the dates indicated.

	September 30, 2009	June 30, 2009	September 30, 2008
Non-accrual loans	$1,981	$2,476	$1,832
Loans past due over 90 days and still accruing	406	328	—

Total non-performing loans	2,387	2,804	1,832
Other real estate owned	207	181	—

Total non-performing assets	$2,594	$2,985	$1,832

Non-performing loans to total loans	1.47%	1.75%	1.19%
Allowance for loan losses to total non-performing loans	87.77%	71.04%	100.60%

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Following is a breakdown of non-accrual loans as of September 30, 2009 by collateral:

September 30, 2009
Commercial nonresidential collateral	$902
Commercial non-real estate collateral	28
Vacant land and farmland	38
Multifamily residential properties	630
1-4 family residential properties	342
Consumer	41

Total	$1,981

As of September 30, 2009, impaired loans totaled $1,857, all of which are included in non-accrual loans. Commercial and commercial real estate loans are classified as impaired if management determines that full collection of principal and interest, in accordance with the terms of the loan documents, is not probable. Impaired loans and non-performing loans have been considered in management’s analysis of the appropriateness of the allowance for loan losses. Management and the Board of Directors are closely monitoring these loans and believe that the prospects for recovery of principal and interest, less identified specific reserves, are favorable.

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

Net cash from operating activities for the three month period ended September 30, 2009 was $1,038, net cash outflows from investing activities was $3,280 and net cash outflows from financing activities was $2,515. The major source of cash was $6,316 from sales, maturities, calls or principal pay downs on available-for-sale securities. A major use of cash was the $7,370 purchase of securities. Total cash and cash equivalents was $14,134

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

as of September 30, 2009 compared to $18,891 at June 30, 2009 and $7,525 at September 30, 2008.

The Bank offers several types of deposit products to its customers. The rates offered by the Bank and the fees charged for them are competitive with others available currently in the market area. Total deposits decreased by $353, or 0.7% on an annualized basis, during the first three months of fiscal year 2010. Also, during the same period, the overall cost for funds decreased by 66 basis points from the same year ago period.

To provide an additional source of liquidity, the Corporation has entered into an agreement with the Federal Home Loan Bank (FHLB) of Cincinnati. At September 30, 2009, FHLB advances totaled $9,331 as compared with $9,373 at June 30, 2009. As of September 30, 2009, the Bank had the ability to borrow an additional $13,048 from the FHLB based on a blanket pledge of qualifying first mortgage loans. The Corporation considers the FHLB to be a reliable source of liquidity funding, secondary to its deposit base.

Short-term borrowings consisted of repurchase agreements which is a financing arrangement that matures daily. The Bank pledges securities as collateral for the repurchase agreements. Short-term borrowings decreased to $13,121 at September 30, 2009 from $15,055 from June 30, 2009.

Jumbo time deposits (those with balances of $100 thousand and over) increased from $31,007 at June 30, 2009 to $32,405 at September 30, 2009. These deposits are monitored closely by the Corporation and are mainly priced on an individual basis. When these deposits are from a municipality, certain bank-owned securities are pledged to guarantee the safety of these public fund deposits as required by Ohio law. The Corporation has the option to use a fee-paid broker to obtain deposits from outside its normal service area as an additional source of funding. The Corporation however, does not rely upon these deposits as a primary source of funding. Although management monitors interest rates on an ongoing basis, a quarterly rate sensitivity report is used to determine the effect of interest rate changes on the financial statements. In the opinion of management, enough assets or liabilities could be repriced over the near term (up to three years) to compensate for such changes. The spread on interest rates, or the difference between the average earning assets and the average interest-bearing liabilities, is monitored quarterly.

Capital Resources

The Bank is subject to various regulatory capital requirements administered by federal regulatory agencies. Capital adequacy guidelines and prompt corrective-action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

on the Corporation’s financial statements. The Bank is considered well-capitalized under the Federal Deposit Insurance Act at September 30, 2009. Management is not aware of any matters occurring subsequent to September 30, 2009 that would cause the Bank’s capital category to change.

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

The Company has identified the appropriateness of the allowance for loan losses and the valuation of securities as critical accounting policies and an understanding of these policies are necessary to understand the financial statements. Critical accounting policies are those policies that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Footnote one (Securities and Allowance for Loan Losses), footnote two (Securities), footnote three (Loans) and Management Discussion and Analysis of Financial Condition and Results from Operation (Critical Accounting Policies) of the 2009 Form 10-K provide detail with regard to the Corporation’s accounting for the allowance for loan losses. There have been no significant changes in the application of accounting policies since June 30, 2009.

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

Item 1 – Legal Proceedings

Item  2 – Unregistered Sales of Equity Securities and Use of Proceeds

Item 3 – Defaults Upon Senior Securities

Item 4 – Submission of Matters to a Vote of Security Holders

Item 5 – Other Information

On November 12, 2009, the Board of Directors of Consumers Bancorp, Inc., declared a $0.10 per share cash dividend for shareholders of record on November 23, 2009 that will be paid on December 11, 2009.

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

CONSUMERS BANCORP, INC.
(Registrant)

Date: November 13, 2009	/s/ Ralph J. Lober
Ralph J. Lober
Chief Executive Officer

Date: November 13, 2009	/s/ Renee K. Wood
Renee K. Wood
Chief Financial Officer & Treasurer