Form 10-Q
period 2009-12-31
CONSUMERS BANCORP INC /OH/
filed 2010-02-12
CIK 1006830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value	Outstanding at February 12, 2010
2,032,714 Common Shares

CONSUMERS BANCORP, INC.

FORM 10-Q

QUARTER ENDED December 31, 2009

Part I – Financial Information

Item 1 – Financial Statements (Unaudited)

Interim financial information required by Rule 10-01 of Regulation S-X is included in this Form 10-Q as referenced below:

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

CONSUMERS BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	Unaudited December 31, 2009	June 30, 2009
ASSETS
Cash on hand and noninterest-bearing deposits in other banks	$6,008	$5,961
Interest-bearing deposits in other banks	6,321	12,930

Total cash and cash equivalents	12,329	18,891
Certificates of deposit in other financial institutions	1,423	2,012
Securities, available-for-sale	63,124	60,775
Federal bank and other restricted stocks, at cost	1,186	1,186
Total loans	166,783	160,141
Less allowance for loan losses	(2,169)	(1,992)

Net Loans	164,614	158,149

Cash surrender value of life insurance	4,710	4,622
Premises and equipment, net	3,715	3,776
Intangible assets	330	411
Other real estate owned	187	181
Accrued interest receivable and other assets	2,557	1,859

Total assets	$254,175	$251,862

LIABILITIES
Deposits
Non-interest bearing demand	$48,296	$42,855
Interest bearing demand	13,178	12,570
Savings	58,293	58,196
Time	89,154	90,430

Total deposits	208,921	204,051

Short-term borrowings	11,502	15,055
Federal Home Loan Bank advances	9,289	9,373
Accrued interest and other liabilities	1,881	1,922

Total liabilities	231,593	230,401

SHAREHOLDERS’ EQUITY
Preferred stock (no par value, 350,000 shares authorized)	—	—
Common stock (no par value, 3,500,000 shares authorized; 2,160,000 issued)	4,866	4,869
Retained earnings	18,903	18,244
Treasury stock, at cost (127,286 and 130,442 common shares at December 31, 2009 and June 30, 2009, respectively)	(1,618)	(1,659)
Accumulated other comprehensive income	431	7

Total shareholders’ equity	22,582	21,461

Total liabilities and shareholders’ equity	$254,175	$251,862

See accompanying notes to consolidated financial statements

CONSUMERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months ended December 31,		Six Months ended December 31,
(Dollars in thousands, except per share amounts)	2009	2008	2009	2008
Interest income
Loans, including fees	$2,481	$2,575	$4,941	$5,198
Securities
Taxable	472	575	970	1,150
Tax-exempt	192	192	380	394
Federal funds sold	21	16	45	58

Total interest income	3,166	3,358	6,336	6,800

Interest expense
Deposits	582	791	1,233	1,579
Short-term borrowings	12	74	26	161
Federal Home Loan Bank advances	77	79	155	173

Total interest expense	671	944	1,414	1,913

Net interest income	2,495	2,414	4,922	4,887
Provision for loan losses	141	129	343	276

Net interest income after provision for loan losses	2,354	2,285	4,579	4,611

Non-interest income
Service charges on deposit accounts	414	430	851	894
Debit card interchange income	126	106	244	218
Bank owned life insurance income	44	43	88	84
Securities gains, net	102	3	213	8
Other-than-temporary loss
Total impairment gain (loss)	(23)	—	137	—
Less: Gain recognized in other comprehensive income	157	—	317	—

Net impairment loss recognized in earnings	(180)	—	(180)	—
Gain on sale of OREO	1	—	5	—
Other	33	42	69	83

Total non-interest income	540	624	1,290	1,287

Non-interest expenses
Salaries and employee benefits	1,134	1,093	2,206	2,173
Occupancy and equipment	259	262	534	555
Data processing expenses	132	133	264	266
Professional and director fees	80	92	191	239
FDIC Assessments	78	42	159	74
Franchise taxes	52	54	107	107
Telephone and network communications	61	56	122	120
Debit card processing expenses	71	65	142	130
Amortization of intangible	40	40	81	81
Other	348	393	686	732

Total non-interest expenses	2,255	2,230	4,492	4,477

Income before income taxes	639	679	1,377	1,421
Income tax expense	138	153	311	325

Net Income	$501	$526	$1,066	$1,096

Basic earnings per share	$0.25	$0.26	$0.52	$0.54

See accompanying notes to consolidated financial statements

CONSUMERS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months ended December 31,		Six Months ended December 31,
	2009	2008	2009	2008

Balance at beginning of period	$22,974	$19,118	$21,461	$19,571

Comprehensive income
Net Income	501	526	1,066	1,096
Other comprehensive income	(710)	1,767	424	947

Total comprehensive income	(209)	2,293	1,490	2,043

Issuance of 1,733 and 3,156 shares for the three and six month periods ending December 31, 2009, respectively for dividend reinvestment and stock purchase plan	21	—	38	—
Common cash dividends	(204)	(203)	(407)	(406)

Balance at the end of the period	$22,582	$21,208	$22,582	$21,208

Common cash dividends per share	$0.10	$0.10	$0.20	$0.20

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)	Six Months Ended December 31,
	2009	2008
Cash flows from operating activities
Net cash from operating activities	$790	$1,241

Cash flow from investing activities
Securities available-for-sale
Purchases	(15,835)	(14,888)
Maturities, calls and principal pay downs	7,984	4,968
Proceeds from sales of available-for-sale securities	6,009	6,436
Net decrease in certificates of deposits in other financial institutions	589	—
Net increase in loans	(6,945)	(4,799)
Acquisition of premises and equipment	(154)	(139)
Disposal of premises and equipment	—	10
Sale of other real estate owned	136	—

Net cash from investing activities	(8,216)	(8,412)

Cash flow from financing activities
Net increase in deposit accounts	4,870	4,487
Net change in short-term borrowings	(3,553)	1,506
Proceeds of Federal Home Loan Bank advances	—	400
Repayments of Federal Home Loan Bank advances	(84)	(1,088)
Proceeds from dividend reinvestment and stock purchase plan	38	—
Dividends paid	(407)	(406)

Net cash from financing activities	864	4,899

Decrease in cash or cash equivalents	(6,562)	(2,272)

Cash and cash equivalents, beginning of period	18,891	10,962

Cash and cash equivalents, end of period	$12,329	$8,690

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$1,443	$1,962
Federal income taxes	370	205
Non-cash items:
Transfer from loans to repossessed assets	$137	$—

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

Management has evaluated all significant events and transactions that occurred after December 31, 2009 through February 12, 2010, the financial statement issuance date, determining no events require additional disclosure in the consolidated financial statements.

Segment Information: Consumers Bancorp, Inc. is a bank holding company engaged in the business of commercial and retail banking, which accounts for substantially all of the revenues, operating income, and assets. Accordingly, all of its operations are recorded in one segment, banking.

Accounting Standards Codification: The Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) became effective on July 1, 2009. At that date, the ASC became FASB’s officially recognized source of authoritative accounting principles generally accepted in the United States of America (GAAP) applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. Rules and interpretive releases of the SEC under

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

Earnings per Share: Earnings per common share are computed based on the weighted average common shares outstanding. The weighted average number of outstanding shares was 2,031,377 and 2,029,558 for the quarters ended December 31, 2009 and 2008, respectively. The weighted average number of outstanding shares was 2,030,622 and 2,029,558 for the six months ended December 31, 2009 and 2008, respectively. The Corporation’s capital structure contains no dilutive securities.

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

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 2 – Securities

Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

December 31, 2009
Obligations of government sponsored entities	$12,026	$219	$(15)	$12,230
Obligations of state and political subdivisions	19,500	287	(307)	19,480
Mortgage-backed securities – residential	30,145	843	(67)	30,921
Trust preferred security	801	—	(308)	493

Total securities	$62,472	$1,349	$(697)	$63,124

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

June 30, 2009
Obligations of government sponsored entities	$14,278	$385	$(1)	$14,662
Obligations of state and political subdivisions	18,171	62	(608)	17,625
Mortgage-backed securities - residential	27,334	810	(12)	28,132
Trust preferred security	982	—	(626)	356

Total securities	$60,765	$1,257	$(1,247)	$60,775

Sale of available-for-sale securities were as follows:
	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Proceeds from sales	$2,845	$3,319	$6,009	$6,436
Gross realized gains	102	38	213	61
Gross realized losses	—	35	—	53

The estimated fair values of securities at December 31, 2009, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The trust preferred security has a final maturity date of September 22, 2036, with a first optional call date of June 22, 2011 and a first auction call date of June 22, 2016.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Estimated Fair Value
Due in one year or less	$4,050
Due after one year through five years	7,723
Due after five years through ten years	3,909
Due after ten years	16,028

Total	31,710

Mortgage-backed securities - residential	30,921
Trust preferred security	493

Total	$63,124

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

The Corporation owns a trust preferred security, which represents collateralized debt obligations (CDOs) issued by other financial and insurance companies. As of December 31, 2009, the trust preferred security had an adjusted amortized cost of $801 after impairment charge of $180 and a fair value of $493. Due to the illiquidity in the market, it is unlikely the Corporation would be able to recover its investment in this security if the Corporation sold the security at this time.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Our analysis of the trust preferred security falls within the scope of ASC Topic 325. On December 31, 2009, Moody’s rated this security as Ca, which is defined as highly speculative. The issuers in this security are primarily banks, bank holding companies and a limited number of insurance companies. The Corporation uses the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to evaluate if there has been an adverse change in cash flows during the period. The OTTI model considers the structure and term of the CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. We assume no recoveries on defaults and treat all interest payment deferrals as defaults. In addition we use the model to “stress” the CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of the Corporation’s note class. According to the December 31, 2009 analysis, the expected cash flows were below the recorded amortized cost of the trust preferred security. Therefore, management determined it was appropriate to record an other-than-temporary impairment loss of $180 from this security during the second fiscal quarter of 2010. Management has reviewed this security and these conclusions with an independent third party. If there is further deterioration in the underlying collateral of this security, other-than-temporary impairments may also occur in future periods.

Note 3 – Loans

Major classifications of loans were as follows:

	December 31, 2009	June 30, 2009
Real estate – residential mortgage	$51,212	$49,116
Real estate – construction	4,060	6,907
Commercial, financial and agriculture	105,825	98,392
Consumer	5,686	5,726

Total Loans	$166,783	$160,141

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

	December 31, 2009	June 30, 2009
Loans past due over 90 days and still accruing	$—	$328
Loans on non-accrual	2,648	2,476
Impaired loans	2,397	2,231
Amount of allowance allocated to impaired loans	476	344
Accruing restructured loans	235	147

For each of the periods listed above, all of the impaired loans were also included in non-accrual loans.

Note 4 – Allowance for Loan Losses

A summary of activity in the allowance for loan losses for the six months ended December 31, 2009, and 2008, were as follows:

	2009	2008
Beginning of period	$1,992	$1,709
Provision	343	276
Charge-offs	(222)	(63)
Recoveries	56	47

Balance at December 31,	$2,169	$1,969

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

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at December 31, 2009 Using
	Balance at December 31, 2009	Level 1	Level 2	Level 3
Assets:
Obligations of government sponsored entities	$12,230	$—	$12,230	$—
Obligations of states and political subdivisions	19,480	—	19,480	—
Mortgage-backed securities - residential	30,921	—	30,921	—
Trust preferred security	493	—	—	493

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period ended December 31, 2009:

	Three Months Ended December 31, 2009	Six Months Ended December 31, 2009
Balance at beginning of the period	$516	$356
Realized losses included in non-interest income	(180)	(180)
Unrealized gains recognized in other comprehensive income	157	317

Balance at December 31, 2009	$493	$493

Assets and Liabilities Measured on a Non-Recurring Basis

Certain assets and liabilities may be required to be measured at fair value on a non-recurring basis in periods subsequent to their initial recognition. Generally, non-recurring valuation is the result of the application of other accounting pronouncements which require assets and liabilities to be assessed for impairment or recorded at the lower of cost or fair value.

Impaired loans are generally measured for impairment using the fair value of the collateral supporting the loan. Evaluating impaired loan collateral is based on level 3 inputs utilizing outside appraisals adjusted by management for sales costs and other assumptions regarding market conditions to arrive at fair value. As of December 31, 2009, impaired loans had a principal balance of $2,397, with a valuation allowance of $476; resulting in an additional provision for loan losses of $177 being recorded for the six month period ended December 31, 2009.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Fair Value of Financial Instruments

The following table shows the estimated fair value at December 31, 2009 and June 30, 2009, and the related carrying value of financial instruments:

	December 31, 2009		June 30, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$12,329	$12,329	$18,891	$18,891
Certificates of deposits in other financial institutions	1,423	1,423	2,012	2,012
Securities available-for-sale	63,124	63,124	60,775	60,775
Loans, net	164,614	160,873	158,149	154,542
Accrued interest receivable	998	998	1,038	1,038
Financial Liabilities:
Demand and savings deposits	(119,767)	(119,767)	(113,621)	(113,621)
Time deposits	(89,154)	(90,167)	(90,430)	(91,593)
Short-term borrowings	(11,502)	(11,502)	(15,055)	(15,055)
Federal Home Loan Bank advances	(9,289)	(9,426)	(9,373)	(9,841)
Accrued interest payable	(155)	(155)	(184)	(184)

For purposes of the above disclosures of estimated fair value, the following assumptions were used. Estimated fair value for cash and cash equivalents, accrued interest receivable and payable, demand and savings deposits and short-term borrowings were considered to approximate carrying value for instruments that reprice frequently and fully. Fair value for loans was estimated for portfolios of loans with similar financial characteristics. For adjustable rate loans that reprice at least annually and for fixed rate commercial loans with maturities of six months or less which possess normal risk characteristics, carrying value was determined to be fair value. Fair value of other types of loans (including adjustable rate loans which reprice less frequently than annually and fixed rate term loans or loans which possess higher risk characteristics) was estimated by discounting future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for similar anticipated maturities. Fair value for impaired loans was based on recent appraisals of the collateral or, if appropriate, using estimated discounted cash flows. The Corporation has not considered market illiquidity in estimating the fair value of loans.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Fair value of core deposits, including demand deposits, savings accounts and certain money market deposits, was the amount payable on demand. Fair value of fixed-maturity certificates of deposit was estimated using the rates offered at December 31, 2009 and June 30, 2009, for deposits of similar remaining maturities. Estimated fair value does not include the benefit that result from low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market. Fair value of short-term borrowings and accrued interest was determined to be the carrying amounts since these financial instruments generally represent obligations that are due on demand. Fair value of Federal Home Loan Bank advances was estimated using current rates at December 31, 2009 and June 30, 2009 for similar financing. The fair value of unrecorded commitments at December 31, 2009 and June 30, 2009 was not material.

CONSUMERS BANCORP, INC.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share data)

General

The following is management’s analysis of the Corporation’s results of operations for the three and six month periods ended December 31, 2009, compared to the same periods in 2008, and the consolidated balance sheet at December 31, 2009 compared to June 30, 2009. This discussion is designed to provide a more comprehensive review of the operating results and financial condition than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

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

Results of Operations

Three and Six Months Ended December 31, 2009 and December 31, 2008

Net Income

Net income decreased by $25 and $30 for the three and six months periods ended December 31, 2009, respectively, as compared to the same periods last year. The decrease in net income for the six month period was mainly attributable to a $67 increase in the provision for loan losses from the same period last year. Earnings per common share were $0.25 and $0.52 for the three and six month periods ended December 31, 2009, as compared to $0.26 and $0.54, respectively, for the same periods last year.

Return on average equity (ROE) and return on average assets (ROA) were 8.66% and 0.78%, respectively, for the second quarter of fiscal year 2010 compared to 10.75% and 0.87%, respectively, for the second quarter of fiscal year 2009.

ROE and ROA were 9.42% and 0.84%, respectively, for the 2010 fiscal year-to-date period compared to 11.12% and 0.91%, respectively, for the same periods last year.

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share amounts)

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

The Corporation’s net interest margin for the three months ended December 31, 2009 was 4.23%, compared to 4.46% for the same period a year ago. Net interest income for the three months ended December 31, 2009 increased by $81, or 3.4%, to $2,495 from $2,414 for the same year ago period. The increase in net interest income was primarily the result of a decline in the Corporation’s cost of funds and an increase in the amount of interest-earning assets. The Corporation’s cost of funds decreased to 1.45% for the three month period ended December 31, 2009 from 2.17% for the same year age period mainly due to lower market rates affecting the rates paid on all interest-bearing deposit accounts and short-term borrowings. The net interest income was also positively impacted by a $20,359, or 9.1%, increase in average interest-earning assets. These increases were partially offset by a decline in the yield on average interest-earning assets to 5.32% for the three month period ended December 31, 2009 from 6.14% from the same year ago period.

The Corporation’s net interest margin for the six months ended December 31, 2009 was 4.20%, compared to 4.51% for the same year ago period. Net interest income for the six months ended December 31, 2009 increased by $35, or 0.7%, to $4,922 from $4,887 for the same year ago period. The increase in net interest income was primarily the result of a decline in the Corporation’s cost of funds and an increase in the dollar amount of interest-earning assets. The Corporation’s cost of funds decreased to 1.53% for the six month period ended December 31, 2009 from 2.22% for the same year age period mainly due to lower market rates affecting the rates paid on all interest-bearing deposit accounts and borrowings. The net interest income was also positively impacted by a $17,991, or 8.1%, increase in average interest-earning assets. These increases were partially offset by a decline in the yield on average interest-earning assets to 5.37% for the six months ended December 31, 2009 from 6.21% from the same year ago period.

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Average Balance Sheets and Analysis of Net Interest Income for the Three Months Ended December 31,

(In thousands, except percentages)

	2009			2008
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Taxable securities	$46,271	$472	4.13%	$45,577	$575	4.94%
Nontaxable securities (1)	18,989	280	5.95	16,820	276	5.96
Loans receivable (1)	165,040	2,489	5.98	156,186	2,583	6.56
Interest bearing deposits and federal funds sold	12,989	21	0.64	4,347	16	1.46

Total interest-earning assets	243,289	3,262	5.32%	222,930	3,450	6.14%

Noninterest-earning assets	11,291			17,898

Total Assets	$254,580			$240,828

Interest-bearing liabilities:
NOW	$13,306	$6	0.18%	$11,441	$15	0.52%
Savings	57,646	43	0.30	54,532	95	0.69
Time deposits	90,989	533	2.32	82,376	681	3.28
Short-term borrowings	12,728	12	0.37	14,380	74	2.04
FHLB advances	9,303	77	3.28	9,564	79	3.28

Total interest-bearing liabilities	183,972	671	1.45%	172,293	944	2.17%

Noninterest-bearing liabilities:
Noninterest-bearing checking accounts	45,746			47,047
Other liabilities	1,920			2,086

Total liabilities	231,628			221,426
Shareholders’ equity	22,942			19,402

Total liabilities and shareholders’ equity	$254,980			$240,828

Net interest income, interest rate spread (1)		$2,591	3.87%		$2,506	3.97%

Net interest margin (net interest as a percent of average interest-earning assets) (1)			4.23%			4.46%

Federal tax exemption on non-taxable securities and loans included in interest income		$96			$92

Average interest-earning assets to interest-bearing liabilities	132.24%			129.39%

(1)	calculated on a fully taxable equivalent basis

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Average Balance Sheets and Analysis of Net Interest Income for the Six Months Ended December 31,

(In thousands, except percentages)

	2009			2008
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Interest-earning assets:
Taxable securities	$46,011	$970	4.25%	$45,045	$1,150	4.99%
Nontaxable securities (1)	18,442	556	5.99	17,422	566	6.08
Loans receivable (1)	163,486	4,956	6.01	154,807	5,215	6.68
Interest bearing deposits and federal funds sold	13,311	45	0.67	5,985	58	1.92

Total interest-earning assets	241,250	6,527	5.37%	223,259	6,989	6.21%

Noninterest-earning assets	11,684			16,735

Total Assets	$252,934			$239,994

Interest-bearing liabilities:
NOW	$13,286	$13	0.19%	$11,683	$31	0.53%
Savings	57,381	100	0.35	53,822	195	0.72
Time deposits	91,332	1,120	2.43	80,823	1,353	3.32
Short-term borrowings	12,601	26	0.41	14,779	161	2.16
FHLB advances	9,327	155	3.30	10,195	173	3.37

Total interest-bearing liabilities	183,927	1,414	1.53%	171,302	1,913	2.22%

Noninterest-bearing liabilities:
Noninterest-bearing checking accounts	44,628			47,063
Other liabilities	1,936			2,076

Total liabilities	230,491			220,441
Shareholders’ equity	22,443			19,553

Total liabilities and shareholders’ equity	$252,934			$239,994

Net interest income, interest rate spread (1)		$5,113	3.84%		$5,076	3.99%

Net interest margin (net interest as a percent of average interest-earning assets) (1)			4.20%			4.51%

Federal tax exemption on non-taxable securities and loans included in interest income		$191			$189

Average interest-earning assets to interest-bearing liabilities	131.17%			130.33%

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Provision for Loan Losses

The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable credit losses in the Bank’s loan portfolio that have been incurred at each balance sheet date. The provision for loan losses increased by $12 and $67 for the three and six month periods ended December 31, 2009, respectively, compared with the same periods last year.

The increased provision for loan losses for the six month period ended December 31, 2009 resulted mainly from lower collateral value assumptions on non-accrual loans based on current market valuations as well as an increase in non-performing loans from the same period last year. The allowance for loan losses as a percent of total loans at December 31, 2009 was 1.30% up from 1.24% at June 30, 2009 and from 1.25% a year ago. This increase is a result of management’s concerns about the current economic conditions, the higher level of unemployment in our market areas and the depressed real estate values in the markets where we lend affecting the underlying collateral values.

Non-performing loans were $2,648 as of December 31, 2009 and represented 1.59% of total loans. This compared with $2,804, or 1.75%, at June 30, 2009 and $1,729, or 1.10%, as of December 31, 2008. The provision for loan losses as of December 31, 2009 was considered sufficient by management for maintaining an appropriate allowance for loan losses.

Non-Interest Income

Non-interest income totaled $540 for the second quarter of fiscal year 2010, compared to $624 for the same period last year. For the second quarter, service charges on deposits decreased by $16 mainly due to a decline in overdraft fee income from reduced volume. Gains recognized on the sale of securities totaled $102 during the second quarter of fiscal 2010 and $3 during the same year ago period. An other-than-temporary impairment loss of $180 related to a trust preferred security the Corporation owns was recorded during the second fiscal quarter of 2010.

Non-interest income increased to $1,290 during the first six months of fiscal year 2010, compared to $1,287 for the same period last year. Service charges on deposits decreased by $43 mainly due to a decline in overdraft fee income from reduced usage. Debit card interchange income increased by $26 mainly due to an increase in debit card usage. Gains recognized on the sale of securities totaled $213 during the first six months of fiscal year 2010 and $8 during the same year ago period. An other-than-temporary impairment loss of $180 related to a trust preferred security the Corporation owns was recorded during the second fiscal quarter of 2010. A discussion of this impairment loss is included on the following pages under the heading “Financial Condition”.

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Non-Interest Expenses

Total non-interest expenses increased by 1.1%, to $2,255, during the second quarter of fiscal year 2010, compared with $2,230 during the same year ago period. Total non-interest expenses increased by 0.3%, to $4,492, during the first six months of fiscal year 2010, compared with $4,477 during the same year ago period.

Salaries and employee benefits increased by $33, or 1.5%, during the first six months of fiscal year 2010 mainly due to an increase in salary continuation benefit expense since a reduction in this expense of approximately $140 was recognized during fiscal year 2009 as a result of the departure of the previous chief executive officer. This increase was partially offset by a reduction in overtime wages, the implementation of a ten percent reduction in hours for non-exempt personnel and a salary freeze for exempt personnel that went into effect during the third quarter of fiscal year 2009.

Occupancy and equipment expenses decreased by $21, or 3.8%, during the first six month period of fiscal year 2010 mainly due to lower depreciation expense associated with furniture, fixtures and equipment.

FDIC insurance expense increased by $36 and $85 for the second quarter and the first six month periods of fiscal year 2010, respectively, compared to the same periods last year. These increases were a result of an industry wide deposit insurance rate increase that went into effect on January 1, 2009.

Debit card processing expenses increased by $6, or 9.2%, and $12, or 9.2%, for the second quarter and the first six month periods of fiscal year 2010, respectively, compared to the same periods last year. These increases were mainly the result of increased debit card usage by our customers.

Other expenses decreased by $45, or 11.5%, during the three month period ended December 31, 2009 compared with the same period last year mainly due to the renegotiation and non-renewal of miscellaneous contracts and other cost containment efforts related to office related expenses.

Other expenses decreased by $46, or 6.3%, during the first six month period of fiscal year 2010 mainly due to the renegotiation and non-renewal of miscellaneous contracts and other cost containment efforts related to travel, transportation and office related expenses. These decreases were partially offset by an increase in loan collection and other real estate expenses related to properties acquired through loan foreclosure.

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Income Taxes

Income tax expense for the three month period ended December 31, 2009 decreased by $15, to $138 from $153, compared to a year ago. The effective tax rate was 21.6% for the current quarter as compared to 22.5% for the same period last year.

Income tax expense for the six month period ended December 31, 2009 decreased by $14, to $311 from $325, compared to a year ago. The effective tax rate was 22.6% for the current period as compared to 22.9% for the same period last year.

The effective tax rate differed from the federal statutory rate principally as a result of tax-exempt income from obligations of states and political subdivisions, loans and earnings on bank owned life insurance.

Financial Condition

Total assets at December 31, 2009 were $254,175 compared to $251,862 at June 30, 2009, an increase of $2,313, or 1.8% on an annualized basis.

Available-for-sale securities increased by $2,349 from $60,775 at June 30, 2009 to $63,124 at December 31, 2009. Within the securities portfolio, the Corporation owns a trust preferred security, which represents CDOs issued by other financial and insurance companies. As of December 31, 2009, the trust preferred security had an amortized cost of $801 and a fair value of $493. Due to the illiquidity in the market, it is unlikely the Corporation would be able to recover its investment in this security if the Corporation sold the security at this time.

Our analysis of the trust preferred security is governed by accounting standards that are described in detail in Note 1 to the consolidated financial statements. On December 31, 2009, Moody’s rated this security as Ca, which is defined as highly speculative. The issuers in this security are primarily banks, bank holding companies and a limited number of insurance companies. The Corporation uses the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to evaluate if there has been an adverse change in cash flows during the period. The OTTI model considers the structure and term of the CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. We assume no recoveries on defaults and treat all interest payment deferrals as defaults. In addition we use the model to “stress” the CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

support repayment of the Corporation’s note class. According to the December 31, 2009 analysis, the expected cash flows were below the recorded amortized cost of the trust preferred security. Therefore, management determined it was appropriate to record an other-than-temporary impairment loss of $180 from this security during the second fiscal quarter of 2010. Management has reviewed this security and these conclusions with an independent third party. If there is further deterioration in the underlying collateral of this security, other-than-temporary impairments may also occur in future periods.

Loan receivables increased by $6,642 to $166,783 at December 31, 2009 compared to $160,141 at June 30, 2009. Total shareholders’ equity increased by $1,121 from June 30, 2009, to $22,582 as of December 31, 2009. The increase was mainly due to an increase in the fair value of available-for-sale securities and net income for the current six month period. These increases were partially offset by cash dividends paid during the period.

Non-Performing Assets

The following table presents the aggregate amounts of non-performing assets and respective ratios as of the dates indicated.

	December 31, 2009	June 30, 2009	December 31, 2008
Non-accrual loans	$2,648	$2,476	$1,729
Loans past due over 90 days and still accruing	—	328	—

Total non-performing loans	2,648	2,804	1,729
Other real estate owned	187	181	—

Total non-performing assets	$2,835	$2,985	$1,729

Non-performing loans to total loans	1.59%	1.75%	1.10%
Allowance for loan losses to total non-performing loans	81.94%	71.04%	113.88%

Following is a breakdown of non-accrual loans as of December 31, 2009 by collateral:

December 31, 2009
Commercial nonresidential collateral	$899
Commercial non-real estate collateral	27
Vacant land and farmland	38
Multifamily residential properties	806
1-4 family residential properties	838
Consumer	40

Total	$2,648

As of December 31, 2009, impaired loans totaled $2,397, all of which are included in non-accrual loans. Commercial and commercial real estate loans are classified as impaired if management determines that full collection of principal and interest, in accordance with the terms of the loan documents, is not probable. Impaired loans and non-performing loans have been considered in management’s analysis of the

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

appropriateness of the allowance for loan losses. Management and the Board of Directors are closely monitoring these loans and believe that the prospects for recovery of principal and interest, less identified specific reserves, are favorable.

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

Net cash from operating activities for the six month period ended December 31, 2009 was $790, net cash outflows from investing activities was $8,216 and net cash inflows from financing activities was $864. A major source of cash was $13,993 from sales, maturities, calls or principal pay downs on available-for-sale securities and a $4,870 increase in deposits. Major uses of cash included a $15,835 purchase of securities and a $6,945 increase in loans. Total cash and cash equivalents was $12,329 as of December 31, 2009 compared to $18,891 at June 30, 2009 and $8,690 at December 31, 2008.

The Bank offers several types of deposit products to its customers. The rates offered by the Bank and the fees charged for them are competitive with others currently available in the market area. Total deposits increased by $4,870, or 4.7% on an annualized basis, during the first six months of fiscal year 2010. Also, during the same period, the overall cost for funds decreased by 69 basis points from the same year ago period.

To provide an additional source of liquidity, the Corporation has entered into an agreement with the Federal Home Loan Bank (FHLB) of Cincinnati. At December 31, 2009, FHLB advances totaled $9,289 as compared with $9,373 at June 30, 2009. As of December 31, 2009, the Bank had the ability to borrow an additional $13,137 from the FHLB based on a blanket pledge of qualifying first mortgage loans. The Corporation considers the FHLB to be a reliable source of liquidity funding, secondary to its deposit base.

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Short-term borrowings consisted of repurchase agreements which is a financing arrangement that matures daily. The Bank pledges securities as collateral for the repurchase agreements. Short-term borrowings decreased to $11,502 at December 31, 2009 from $15,055 from June 30, 2009.

Jumbo time deposits (those with balances of $100 thousand and over) increased from $31,007 at June 30, 2009 to $33,189 at December 31, 2009. These deposits are monitored closely by the Corporation and are mainly priced on an individual basis. When these deposits are from a municipality, certain bank-owned securities are pledged to guarantee the safety of these public fund deposits as required by Ohio law. The Corporation has the option to use a fee-paid broker to obtain deposits from outside its normal service area as an additional source of funding. The Corporation however, does not rely upon these deposits as a primary source of funding. Although management monitors interest rates on an ongoing basis, a quarterly rate sensitivity report is used to determine the effect of interest rate changes on the financial statements. In the opinion of management, enough assets or liabilities could be repriced over the near term (up to three years) to compensate for such changes. The spread on interest rates, or the difference between the average earning assets and the average interest-bearing liabilities, is monitored quarterly.

Capital Resources

The Bank is subject to various regulatory capital requirements administered by federal regulatory agencies. Capital adequacy guidelines and prompt corrective-action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the Corporation’s financial statements. The Bank is considered well-capitalized under the Federal Deposit Insurance Act at December 31, 2009. Management is not aware of any matters occurring subsequent to December 31, 2009 that would cause the Bank’s capital category to change.

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

CONSUMER BANCORP, INC.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

Item  2 – Unregistered Sales of Equity Securities and Use of Proceeds

Item 3 – Defaults Upon Senior Securities

Item 4 – Submission of Matters to a Vote of Security Holders

Consumers Bancorp, Inc. held its Annual Meeting of Shareholders on October 28, 2009, for the following purposes: 1) to elect three directors, each to serve a three year term expiring in 2012; 2) to approve a proposal to adopt amendments to Consumers Bancorp, Inc.’s Amended and Restated Articles of Incorporation to increase the number of authorized shares of common stock from 2.5 million to 3.5 million and to authorize 350 thousand shares of preferred stock; and to transact such other business as would properly come before the meeting.

Shareholders elected three Class III Directors, consisting of John P. Furey, Thomas M. Kishman, and Ralph J. Lober, II to serve a term ending in 2012. The Class I Directors, consisting of James V. Hanna, James R. Kiko, Sr., and John E. Tonti, each have a term ending in 2010. The Class II Directors, consisting of David W. Johnson, Laurie L. McClellan and Harry W. Schmuck, Jr. each have a term ending in 2011. Results of shareholder voting for the election of Directors were as follows:

	John P. Furey	Thomas M. Kishman	Ralph J. Lober, II
For	1,742,082	1,741,957	1,742,082
Withheld	15,743	15,868	15,743
Abstentions	—	—	—

Results of shareholder voting for the amendments to Consumers Bancorp, Inc.’s Amended and Restated Articles of Incorporation to increase the number of authorized shares of common stock from 2.5 million to 3.5 million and to authorize 350 thousand shares of preferred stock were as follows:

For	1,421,754
Withheld	45,738
Abstentions	16,800

Item 5 – Other Information

On February 10, 2010, the Board of Directors of Consumers Bancorp, Inc., declared a $0.10 per share cash dividend for shareholders of record on February 22, 2010 that will be paid on March 12, 2010.

CONSUMER BANCORP, INC.

Item 6 – Exhibits

Exhibit 3.1 Amended and Restated Articles of Incorporation of the Corporation.

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

CONSUMERS BANCORP, INC.
(Registrant)

Date: February 12, 2010	/s/ Ralph J. Lober
Ralph J. Lober, II
Chief Executive Officer

Date: February 12, 2010	/s/ Renee K. Wood
Renee K. Wood
Chief Financial Officer & Treasurer