Form 10-Q
period 2010-03-31
CONSUMERS BANCORP INC /OH/
filed 2010-05-17
CIK 1006830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value	Outstanding at May 14, 2010
2,035,301 Common Shares

CONSUMERS BANCORP, INC.

FORM 10-Q

QUARTER ENDED March 31, 2010

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

CONSUMERS BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	Unaudited
	March 31, 2010	June 30, 2009
ASSETS
Cash on hand and noninterest-bearing deposits in other banks	$5,557	$5,961
Interest-bearing deposits in other banks	4,906	12,930

Total cash and cash equivalents	10,463	18,891
Certificates of deposit in other financial institutions	589	2,012
Securities, available-for-sale	66,310	60,775
Federal bank and other restricted stocks, at cost	1,186	1,186
Total loans	170,195	160,141
Less allowance for loan losses	(2,270)	(1,992)

Net Loans	167,925	158,149

Cash surrender value of life insurance	4,753	4,622
Premises and equipment, net	3,605	3,776
Intangible assets	290	411
Other real estate owned	102	181
Accrued interest receivable and other assets	2,722	1,859

Total assets	$257,945	$251,862

LIABILITIES
Deposits
Non-interest bearing demand	$45,381	$42,855
Interest bearing demand	13,884	12,570
Savings	62,842	58,196
Time	89,153	90,430

Total deposits	211,260	204,051

Short-term borrowings	13,431	15,055
Federal Home Loan Bank advances	8,373	9,373
Accrued interest and other liabilities	1,901	1,922

Total liabilities	234,965	230,401

SHAREHOLDERS’ EQUITY
Preferred stock (no par value, 350,000 shares authorized)	—	—
Common stock (no par value, 3,500,000 shares authorized; 2,160,000 issued)	4,864	4,869
Retained earnings	19,125	18,244
Treasury stock, at cost (124,699 and 130,442 common shares at March 31, 2010 and June 30, 2009, respectively)	(1,586)	(1,659)
Accumulated other comprehensive income	577	7

Total shareholders’ equity	22,980	21,461

Total liabilities and shareholders’ equity	$257,945	$251,862

See accompanying notes to consolidated financial statements

CONSUMERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months ended March 31,		Nine Months ended March 31,
(Dollars in thousands, except per share amounts)	2010	2009	2010	2009
Interest income
Loans, including fees	$2,451	$2,409	$7,392	$7,607
Securities
Taxable	445	533	1,415	1,683
Tax-exempt	200	189	580	583
Federal funds sold	9	4	54	62

Total interest income	3,105	3,135	9,441	9,935
Interest expense
Deposits	499	745	1,732	2,324
Short-term borrowings	11	33	37	194
Federal Home Loan Bank advances	70	77	225	250

Total interest expense	580	855	1,994	2,768

Net interest income	2,525	2,280	7,447	7,167
Provision for loan losses	110	165	453	441

Net interest income after provision for loan losses	2,415	2,115	6,994	6,726

Non-interest income
Service charges on deposit accounts	333	372	1,184	1,266
Debit card interchange income	133	105	377	323
Bank owned life insurance income	43	42	131	126
Securities gains, net	—	177	213	185
Other-than-temporary loss
Total impairment loss	(100)	—	(280)	—
Loss recognized in other comprehensive income	—	—	—	—

Net impairment loss recognized in earnings	(100)	—	(280)	—
Loss on sale of OREO	(51)	—	(46)	—
Other	41	26	110	109

Total non-interest income	399	722	1,689	2,009

Non-interest expenses
Salaries and employee benefits	1,141	1,105	3,347	3,278
Occupancy and equipment	266	262	800	817
Data processing expenses	135	136	399	402
Professional and director fees	74	81	265	320
FDIC Assessments	77	65	236	139
Franchise taxes	57	54	164	161
Telephone and network communications	54	62	176	182
Debit card processing expenses	73	68	215	198
Amortization of intangible	40	40	121	121
Other	375	353	1,061	1,085

Total non-interest expenses	2,292	2,226	6,784	6,703

Income before income taxes	522	611	1,899	2,032
Income tax expense	97	130	408	455

Net Income	$425	$481	$1,491	$1,577

Basic earnings per share	$0.21	$0.24	$0.73	$0.78

See accompanying notes to consolidated financial statements

CONSUMERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months ended March 31,		Nine Months ended March 31,
	2010	2009	2010	2009

Net Income	$425	$481	$1,491	$1,577

Other comprehensive income (loss), net of tax:
Net change in unrealized gains (losses):
Other-than-temporarily impaired securities:
Unrealized gains (losses) on other-than-temporarily impaired securities	(22)	—	115	—
Reclassification adjustment for losses included in income	100	—	280	—

Net unrealized gain (losses)	78	—	395	—
Income tax effect	27	—	134	—

	51	—	261	—

Available-for-sale securities:
Unrealized gains (losses) arising during the period	145	(431)	682	1,012
Reclassification adjustment for gains included in income	—	(177)	(213)	(185)

Net unrealized gain (losses)	145	(608)	469	827
Income tax effect	50	(207)	160	281

	95	(401)	309	546

Other comprehensive income (loss)	146	(401)	570	546

Total comprehensive income	$571	$80	$2,061	$2,123

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months ended March 31,		Nine Months ended March 31,
	2010	2009	2010	2009

Balance at beginning of period	$22,582	$21,208	$21,461	$19,571

Comprehensive income
Net Income	425	481	1,491	1,577
Other comprehensive income (loss)	146	(401)	570	546

Total comprehensive income	571	80	2,061	2,123

Issuance of 2,587 and 5,743 shares for the three and nine month periods ending March 31, 2010, respectively for dividend reinvestment and stock purchase plan	30	—	68	—
Common cash dividends	(203)	(203)	(610)	(609)

Balance at the end of the period	$22,980	$21,085	$22,980	$21,085

Common cash dividends per share	$0.10	$0.10	$0.30	$0.30

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)	Nine Months Ended March 31,
	2010	2009
Cash flows from operating activities
Net cash from operating activities	$1,476	$1,827

Cash flow from investing activities
Securities available-for-sale
Purchases	(23,218)	(25,934)
Maturities, calls and principal pay downs	12,188	9,296
Proceeds from sales of available-for-sale securities	6,009	13,436
Net decrease in certificates of deposits in other financial institutions	1,423	1,325
Net increase in loans	(10,366)	(6,554)
Acquisition of premises and equipment	(153)	(161)
Disposal of premises and equipment	—	8
Sale of other real estate owned	170	—

Net cash from investing activities	(13,947)	(8,584)

Cash flow from financing activities
Net increase in deposit accounts	7,209	8,795
Net change in short-term borrowings	(1,624)	3,827
Repayments of Federal Home Loan Bank advances	(1,000)	(1,130)
Proceeds from dividend reinvestment and stock purchase plan	68	—
Dividends paid	(610)	(609)

Net cash from financing activities	4,043	10,883

Increase (decrease) in cash or cash equivalents	(8,428)	4,126

Cash and cash equivalents, beginning of period	18,891	6,637

Cash and cash equivalents, end of period	$10,463	$10,763

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$2,041	$2,825
Federal income taxes	605	555
Non-cash items:
Transfer from loans to repossessed assets	$137	$79

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

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Earnings per Share: Earnings per common share are computed based on the weighted average common shares outstanding. The weighted average number of outstanding shares was 2,033,289 and 2,029,558 for the quarters ended March 31, 2010 and 2009, respectively. The weighted average number of outstanding shares was 2,031,498 and 2,029,558 for the nine months ended March 31, 2010 and 2009, respectively. The Corporation’s capital structure contains no dilutive securities.

Reclassifications: Certain items in prior financial statements have been reclassified to conform to the current presentation.

New Accounting Standards Updates: Accounting Standards Update (ASU) No. 2009-16, “Transfers and Servicing (Topic 860) – Accounting for Transfers of Financial Assets.” ASU 2009-16 amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The provisions of ASU 2009-16 will be effective for the Corporation on July 1, 2010 and are not expected to have a significant impact on the Corporation’s financial statements.

ASU No. 2009-17, “Consolidations (Topic 810) - Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” ASU 2009-17 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. ASU 2009-17 requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. As further discussed below, ASU No. 2010-10, “Consolidations (Topic 810),” deferred the effective date of ASU 2009-17 for a reporting entity’s interests in investment companies. The provisions of ASU 2009-17 will be effective for the Corporation on July 1, 2010 and are not expected to have a significant impact on the Corporation’s financial statements.

ASU No. 2010-10, “Consolidations (Topic 810) - Amendments for Certain Investment Funds.” ASU 2010-10 defers the effective date of the amendments to the consolidation requirements made by ASU 2009-17 to a company’s interest in an entity (i) that has all of the attributes of an investment company, as specified under ASC Topic 946, “Financial

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Services - Investment Companies,” or (ii) for which it is industry practice to apply measurement principles of financial reporting that are consistent with those in ASC Topic 946. As a result of the deferral, a company will not be required to apply the ASU 2009-17 amendments to the Subtopic 810-10 consolidation requirements to its interest in an entity that meets the criteria to qualify for the deferral. ASU 2010-10 also clarifies that any interest held by a related party should be treated as though it is an entity’s own interest when evaluating the criteria for determining whether such interest represents a variable interest. In addition, ASU 2010-10 also clarifies that a quantitative calculation should not be the sole basis for evaluating whether a decision maker’s or service provider’s fee is a variable interest. The provisions of ASU 2010-10 will be effective for the Corporation on July 1, 2010 and are not expected to have a significant impact on the Corporation’s financial statements.

ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures About Fair Value Measurements.” ASU 2010-06 requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. ASU 2010-06 further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) company’s should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The new disclosures and clarifications of existing disclosures about Level 1 and Level 2 securities are effective for interim and annual reporting periods beginning after December 15, 2009. The disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this update did not have a material effect on the Corporation’s results of operations or financial position. See Note 5 – Fair Value Measurements.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 2 – Securities

Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

March 31, 2010
Obligations of government sponsored entities	$11,793	$212	$(28)	$11,977
Obligations of state and political subdivisions	20,054	254	(336)	19,972
Mortgage-backed securities – residential	32,887	1,044	(41)	33,890
Trust preferred security	702	—	(231)	471

Total securities	$65,436	$1,510	$(636)	$66,310

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2009
Obligations of government sponsored entities	$14,278	$385	$(1)	$14,662
Obligations of state and political subdivisions	18,171	62	(608)	17,625
Mortgage-backed securities - residential	27,334	810	(12)	28,132
Trust preferred security	982	—	(626)	356

Total securities	$60,765	$1,257	$(1,247)	$60,775

Sale of available-for-sale securities were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Proceeds from sales	$—	$7,000	$6,009	$13,436
Gross realized gains	—	177	213	238
Gross realized losses	—	—	—	53

The estimated fair values of securities at March 31, 2010, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The trust preferred security has a final maturity date of September 22, 2036, with a first optional call date of June 22, 2011 and a first auction call date of June 22, 2016.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

	Amortized Cost	Estimated Fair Value
Due in one year or less	$5,914	$6,044
Due after one year through five years	4,374	4,470
Due after five years through ten years	5,521	5,451
Due after ten years	16,038	15,984

Total	31,847	31,949

Mortgage-backed securities - residential	32,887	33,890
Trust preferred security	702	471

Total	$65,436	$66,310

Securities with unrealized losses at March 31, 2010 and June 30, 2009, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 Months		12 Months or more		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

March 31, 2010

Obligations of government sponsored entities	$2,774	$(28)	$—	$—	$2,774	$(28)
Obligations of states and political subdivisions	7,944	(277)	626	(59)	8,570	(336)
Mortgage-backed securities - residential	8,569	(41)	—	—	8,569	(41)
Trust preferred security	—	—	471	(231)	471	(231)

Total temporarily impaired	$19,287	$(346)	$1,097	$(289)	$20,384	$(636)

	Less than 12 Months		12 Months or more		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

June 30, 2009

Obligations of government sponsored entities	$532	$(1)	$—	$—	$532	$(1)
Obligations of states and political subdivisions	8,425	(267)	4,277	(341)	12,702	(608)
Mortgage-backed securities - residential	—	—	135	(12)	135	(12)
Trust preferred security	—	—	356	(626)	356	(626)

Total temporarily impaired	$8,957	$(268)	$4,768	$(979)	$13,725	$(1,247)

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

The second segment of the portfolio uses the OTTI guidance provided by ASC Topic 325. Under the ASC Topic 325 model, the present value of the remaining cash flows as estimated at the preceding evaluation date are compared to the current expected remaining cash flows. An OTTI is deemed to have occurred if there has been an adverse change in the remaining expected future cash flows. The analysis of the trust preferred security falls within the scope of ASC Topic 325.

The Corporation owns a trust preferred security, which represents collateralized debt obligations (CDOs) issued by other financial and insurance companies. The following table summarizes the relevant characteristics of the pooled-trust-preferred security at March 31, 2010. The security is part of a pool of issuers that support a more senior tranche of securities. Due to the illiquidity in the market, it is unlikely the Corporation would be able to recover its investment in this security if the Corporation sold the security at this time.

Deal Name	Par Value	Book Value	Fair Value	Unrealized Loss	# of Issuers Currently Performing/ Remaining	Actual Deferrals and Defaults as a % of Original Collateral	Expected Defaults as a % of Remaining Collateral	Excess Subordination (2)
Pre Tsl XXII (1)	$982	$702	$471	$231	76/103	25.3%	14.5%	—

(1)	Security was determined to have other-than-temporary impairment. As such, the book value is net of recorded credit impairment.
(2)	Excess subordination percentage represents the additional defaults in excess of both current and projected defaults that the security can absorb before the bond experiences credit impairment. Excess subordinated percentage is calculated by: (a) determining what percentage of defaults a deal can experience before the bond has credit impairment, and (b) subtracting from this default breakage percentage both total current and expected future default percentages.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

On March 31, 2010, the lowest credit rating on this security was Fitch’s rating of C, which is defined as highly speculative. The issuers in this security are primarily banks, bank holding companies and a limited number of insurance companies. The Corporation uses the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to evaluate if there has been an adverse change in cash flows during the period. The discount rate used to calculate the cash flows is the coupon rate of the security, based on the forward LIBOR curve. The OTTI model considers the structure and term of the CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. We assume no recoveries on defaults and all interest payment deferrals are treated as defaults with an assumed recovery rate of 15% on deferrals. In addition we use the model to “stress” the CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of the Corporation’s note class. According to the March 31, 2010 analysis, the expected cash flows were below the recorded amortized cost of the trust preferred security. Therefore, management determined it was appropriate to record an other-than-temporary impairment loss from this security of $100 during the three month period ended March 31, 2010, bringing the total impairment loss to $280 for the nine month period ended March 31, 2010. Management has reviewed this security and these conclusions with an independent third party. If there is further deterioration in the underlying collateral of this security, other-than-temporary impairments may also occur in future periods.

Note 3 – Loans

Major classifications of loans were as follows:

	March 31, 2010	June 30, 2009
Real estate – residential mortgage	$51,558	$49,116
Real estate – construction	2,925	6,907
Commercial, financial and agriculture	109,928	98,392
Consumer	5,784	5,726

Total Loans	$170,195	$160,141

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

	March 31, 2010	June 30, 2009	March 31, 2009
Loans past due over 90 days and still accruing	$20	$328	$—
Loans on non-accrual	2,607	2,476	2,336
Accruing restructured loans	328	147	—

Individually impaired loans were as follows:

	March 31, 2010	June 30, 2009
Period-end loans with no allocated allowance for loan losses	$554	$—
Period-end loans with allocated allowance for loan losses	1,850	2,231

Total	$2,404	$2,231

Amount of allowance allocated to impaired loans	$557	$344

For each of the periods listed above, all of the impaired loans were also included in non-accrual loans.

Note 4 – Allowance for Loan Losses

A summary of activity in the allowance for loan losses for the nine months ended March 31, 2010, and 2009, were as follows:

	2010	2009
Beginning of period	$1,992	$1,709
Provision	453	441
Charge-offs	(267)	(175)
Recoveries	92	87

Balance at March 31,	$2,270	$2,062

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

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at March 31, 2010 Using
	Balance at March 31, 2010	Level 1	Level 2	Level 3
Assets:
Obligations of government sponsored entities	$11,977	$—	$11,977	$—
Obligations of states and political subdivisions	19,972	—	19,972	—
Mortgage-backed securities - residential	33,890	—	33,890	—
Trust preferred security	471	—	—	471

		Fair Value Measurements at June 30, 2009 Using
	Balance at June 30, 2009	Level 1	Level 2	Level 3
Assets:
Obligations of government sponsored entities	$14,662	$—	$14,662	$—
Obligations of states and political subdivisions	17,625	—	17,625	—
Mortgage-backed securities - residential	28,132	—	28,132	—
Trust preferred security	356	—	—	356

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period ended March 31, 2010:

	Three Months Ended March 31, 2010	Nine Months Ended March 31, 2010
Balance at beginning of the period	$493	$356
Realized losses included in non-interest income	(100)	(280)
Unrealized gains recognized in other comprehensive income	78	395

Balance at March 31, 2010	$471	$471

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

Impaired loans are generally measured for impairment using the fair value of the collateral supporting the loan. Evaluating impaired loan collateral is based on level 3 inputs utilizing outside appraisals adjusted by management for sales costs and other assumptions regarding market conditions to arrive at fair value. As of March 31, 2010, impaired loans had a

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

principal balance of $1,850, with a valuation allowance of $557; resulting in an additional provision for loan losses of $87 and $328 being recorded for the three and nine month periods ended March 31, 2010, respectively.

Fair Value of Financial Instruments

The following table shows the estimated fair value at March 31, 2010 and June 30, 2009, and the related carrying value of financial instruments:

	March 31, 2010		June 30, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$10,463	$10,463	$18,891	$18,891
Certificates of deposits in other financial institutions	589	589	2,012	2,012
Securities available-for-sale	66,310	66,310	60,775	60,775
Loans, net	167,925	163,847	158,149	154,542
Accrued interest receivable	928	928	1,038	1,038
Financial Liabilities:
Demand and savings deposits	(122,107)	(122,107)	(113,621)	(113,621)
Time deposits	(89,153)	(89,649)	(90,430)	(91,593)
Short-term borrowings	(13,431)	(13,431)	(15,055)	(15,055)
Federal Home Loan Bank advances	(8,373)	(8,490)	(9,373)	(9,841)
Accrued interest payable	(137)	(137)	(184)	(184)

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

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Fair value of core deposits, including demand deposits, savings accounts and certain money market deposits, was the amount payable on demand. Fair value of fixed-maturity certificates of deposit was estimated using the rates offered at March 31, 2010 and June 30, 2009, for deposits of similar remaining maturities. Estimated fair value does not include the benefit that result from low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market. Fair value of short-term borrowings and accrued interest was determined to be the carrying amounts since these financial instruments generally represent obligations that are due on demand. Fair value of Federal Home Loan Bank advances was estimated using current rates at March 31, 2010 and June 30, 2009 for similar financing. The fair value of unrecorded commitments at March 31, 2010 and June 30, 2009 were not material.

CONSUMERS BANCORP, INC.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share data)

General

The following is management’s analysis of the Corporation’s results of operations for the three and nine month periods ended March 31, 2010, compared to the same periods in 2009, and the consolidated balance sheet at March 31, 2010 compared to June 30, 2009. This discussion is designed to provide a more comprehensive review of the operating results and financial condition than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

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

Results of Operations

Three and Nine Months Ended March 31, 2010 and March 31, 2009

Net Income

Earnings per common share for the third fiscal quarter of 2010 were $0.21 as compared to $0.24 for the same period last year. Net income was $425 for the three month period ended March 31, 2010, a $56 decrease from the same period last year. The decline was primarily the result of a loss on the sale of other real estate owned acquired through loan foreclosures of $51 and an impairment charge on securities of $100 that were recognized during the third fiscal quarter of 2010. In addition, earnings in the third quarter of 2009 benefited from a gain on the sale of securities of $177.

For the nine months ended March 31, 2010, net income was $1.49 million compared to $1.58 million for the same period last year. Fiscal year-to-date net income per share decreased to $0.73 compared to $0.78 for the same period last year. The decrease in net income for the nine month period was mainly attributable to a $280 impairment charge on securities and a loss of $46 on the sale of other real estate owned acquired through loan foreclosures. These decreases were partially offset by a $280, or 3.9%, increase in net interest income.

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Return on average equity (ROE) and return on average assets (ROA) were 7.55% and 0.68%, respectively, for the third quarter of fiscal year 2010 compared to 9.20% and 0.81%, respectively, for the third quarter of fiscal year 2009.

ROE and ROA were 8.80% and 0.78%, respectively, for the 2010 fiscal year-to-date period compared to 10.46% and 0.87%, respectively, for the same periods last year.

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

The Corporation’s net interest margin for the three months ended March 31, 2010 was 4.41%, compared to 4.19% for the same period a year ago. Net interest income for the three months ended March 31, 2010 increased by $245, or 10.7%, to $2,525 from $2,280 for the same year ago period. The increase in net interest income was primarily the result of a decline in the Corporation’s cost of funds and an increase in the amount of interest-earning assets. The Corporation’s cost of funds decreased to 1.28% for the three month period ended March 31, 2010 from 1.97% for the same year ago period mainly due to lower market rates affecting the rates paid on all interest-bearing deposit accounts and short-term borrowings. The net interest income was also positively impacted by an $11,350, or 4.9%, increase in average interest-earning assets. These increases were partially offset by a decline in the yield on average interest-earning assets to 5.41% for the three month period ended March 31, 2010 from 5.70% from the same year ago period.

The Corporation’s net interest margin for the nine months ended March 31, 2010 was 4.27%, compared to 4.36% for the same year ago period. Net interest income for the nine months ended March 31, 2010 increased by $280, or 3.9%, to $7,447 from $7,167 for the same year ago period. The increase in net interest income was primarily the result of a decline in the Corporation’s cost of funds and an increase in the dollar amount of interest-earning assets. The Corporation’s cost of funds decreased to 1.45% for the nine month period ended March 31, 2010 from 2.13% for the same year age period mainly due to lower market rates affecting the rates paid on all interest-bearing deposit accounts and borrowings. The net interest income was also positively impacted by a $13,638, or 6.0%, increase in average interest-earning assets. These increases were partially offset by a decline in the yield on average interest-earning assets to 5.39% for the nine months ended March 31, 2010 from 5.98% from the same year ago period.

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Average Balance Sheets and Analysis of Net Interest Income for the Three Months Ended March 31,

(In thousands, except percentages)

	2010			2009
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Taxable securities	$45,439	$445	4.03%	$46,605	$533	4.67%
Nontaxable securities (1)	19,606	292	6.05	18,013	276	6.14
Loans receivable (1)	168,426	2,457	5.92	158,036	2,413	6.19
Interest bearing deposits and federal funds sold	7,557	9	0.48	7,024	4	0.23

Total interest-earning assets	241,028	3,203	5.41%	229,678	3,226	5.70%

Noninterest-earning assets	12,366			12,498

Total Assets	$253,394			$242,176

Interest-bearing liabilities:
NOW	$13,373	$7	0.21%	$11,213	$11	0.40%
Savings	60,690	40	0.27	54,941	65	0.48
Time deposits	87,825	452	2.09	87,094	669	3.12
Short-term borrowings	12,795	11	0.35	12,786	33	1.05
FHLB advances	8,559	70	3.32	9,767	77	3.20

Total interest-bearing liabilities	183,242	580	1.28%	175,801	855	1.97%

Noninterest-bearing liabilities:
Noninterest-bearing checking accounts	45,593			43,259
Other liabilities	1,695			1,927

Total liabilities	230,530			220,987
Shareholders’ equity	22,864			21,189

Total liabilities and shareholders’ equity	$253,394			$242,176

Net interest income, interest rate spread (1)		$2,623	4.13%		$2,371	3.73%

Net interest margin (net interest as a percent of average interest-earning assets) (1)			4.41%			4.19%

Federal tax exemption on non-taxable securities and loans included in interest income		$98			$91

Average interest-earning assets to interest-bearing liabilities	131.54%			130.65%

(1)	calculated on a fully taxable equivalent basis

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Average Balance Sheets and Analysis of Net Interest Income for the Nine Months Ended March 31,

(In thousands, except percentages)

	2010			2009
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Taxable securities	$45,823	$1,415	4.18%	$45,557	$1,683	4.88%
Nontaxable securities (1)	18,824	848	6.01	17,617	842	6.10
Loans receivable (1)	165,109	7,413	5.98	155,868	7,628	6.52
Interest bearing deposits and federal funds sold	11,423	54	0.63	8,499	62	0.97

Total interest-earning assets	241,179	9,730	5.39%	227,541	10,215	5.98%

Noninterest-earning assets	11,907			13,170

Total Assets	$253,086			$240,711

Interest-bearing liabilities:
NOW	$13,314	$20	0.20%	$11,528	$42	0.49%
Savings	58,468	140	0.32	54,189	260	0.64
Time deposits	90,180	1,572	2.32	82,883	2,022	3.25
Short-term borrowings	12,666	37	0.39	14,124	194	1.83
FHLB advances	9,073	225	3.30	10,054	250	3.31

Total interest-bearing liabilities	183,701	1,994	1.45%	172,778	2,768	2.13%

Noninterest-bearing liabilities:
Noninterest-bearing checking accounts	44,945			45,814
Other liabilities	1,859			2,029

Total liabilities	230,505			220,621
Shareholders’ equity	22,581			20,090

Total liabilities and shareholders’ equity	$253,086			$240,711

Net interest income, interest rate spread (1)		$7,736	3.94%		$7,447	3.85%

Net interest margin (net interest as a percent of average interest-earning assets) (1)			4.27%			4.36%

Federal tax exemption on non-taxable securities and loans included in interest income		$289			$280

Average interest-earning assets to interest-bearing liabilities	131.29%			131.70%

(1)	calculated on a fully taxable equivalent basis

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Provision for Loan Losses

The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable credit losses in the Bank’s loan portfolio that have been incurred at each balance sheet date. The provision for loan losses decreased by $55 for the three month period ended March 31, 2010, but increased by $12 for the nine month period ended March 31, 2010, compared with the same periods last year.

The increased provision for loan losses for the nine month period ended March 31, 2010 resulted mainly from lower collateral value assumptions on non-accrual loans based on current market valuations as well as an increase in non-performing loans from the same period last year. The allowance for loan losses as a percent of total loans at March 31, 2010 was 1.33% up from 1.24% at June 30, 2009 and from 1.30% a year ago. This increase is a result of management’s concerns about the current economic conditions, the higher level of unemployment in our market areas and the depressed real estate values in the markets where we lend affecting the underlying collateral values.

Non-performing loans were $2,627 as of March 31, 2010 and represented 1.54% of total loans. This compared with $2,804, or 1.75%, at June 30, 2009 and $2,336, or 1.47%, as of March 31, 2009. The provision for loan losses as of March 31, 2010 was considered sufficient by management for maintaining an appropriate allowance for loan losses.

Non-Interest Income

Non-interest income totaled $399 for the third quarter of fiscal year 2010, compared to $722 for the same period last year. Adjusted for losses from the sale of other real estate owned (OREO), security gains and security impairment charges, non-interest income totaled $550 for the third quarter of fiscal year 2010, compared with $545 for the same period last year. A loss of $51 on the sale of other real estate owned acquired through loan foreclosures and an OTTI impairment loss of $100 related to a trust preferred security were recognized during the third fiscal quarter of 2010. Non-interest income in the third quarter of 2009 benefited from the recognition of a gain on the sale of securities of $177.

Also within non-interest income during the third quarter of fiscal year 2010, debit card interchange income increased by $28, or 26.7%, mainly due to an increase in debit card usage. Service charges on deposits decreased by $39, or 10.5%, mainly due to a decline in overdraft fee income from reduced volume. The decline on overdraft fee income was partially offset by a $12, or 20.7%, increase in service charges on deposit accounts.

Non-interest income totaled $1,689 during the first nine months of fiscal year 2010, compared to $2,009 for the same period last year. Adjusted for losses from the sale of OREO, security gains and security impairment charges, non-interest income totaled $1,802 for the 2010 fiscal year-to-date period, compared with $1,824 for the same period

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

last year. A loss of $46 on the sale of OREO acquired through loan foreclosures and an OTTI impairment loss of $280 related to a trust preferred security were recognized during the 2010 fiscal year-to-date. Gains recognized on the sale of securities totaled $213 during the first nine months of fiscal year 2010 and $185 during the same year ago period. A discussion of the impairment loss is included on the following pages under the heading “Financial Condition”.

Also within non-interest income during the 2010 fiscal year-to-date, debit card interchange income increased by $54, or 16.7%, mainly due to an increase in debit card usage. Service charges on deposits decreased by $82, or 6.5%, mainly due to a decline in overdraft fee income from reduced usage. The decline on overdraft fee income was partially offset by a $28, or 15.5%, increase in service charges on deposit accounts.

Non-Interest Expenses

Total non-interest expenses increased to $2,292, or 3.0%, during the third quarter of fiscal year 2010, compared with $2,226 during the same year ago period. Total non-interest expenses increased to $6,784, or 1.2%, during the first nine months of fiscal year 2010, compared with $6,703 during the same year ago period.

Salaries and employee benefits increased by $69, or 2.1%, during the first nine months of fiscal year 2010 mainly due to an increase in salary continuation benefit expense since a reduction in this expense of approximately $140 was recognized during fiscal year 2009 as a result of the departure of the previous chief executive officer. This increase was partially offset by a reduction in overtime wages, the implementation of a ten percent reduction in hours for non-exempt personnel and a salary freeze for exempt personnel that went into effect during the third quarter of fiscal year 2009.

Occupancy and equipment expenses decreased by $17, or 2.1%, during the 2010 fiscal year-to-date period mainly due to lower depreciation expense associated with furniture, fixtures and equipment.

FDIC insurance expense increased by $12 for the third fiscal quarter of 2010 compared to the same period last year. This increase was mainly the result of an increase in total deposits, the assessment base upon which FDIC insurance assessments are calculated. For the 2010 fiscal year-to-date period, FDIC insurance expense increased by $97, compared to the same period last year. The increase for the year-to-date period was the result of an industry wide deposit insurance rate increase that went into effect on January 1, 2009 and as a result of an increase in total deposits.

Debit card processing expenses increased by $5, or 7.4%, and $17, or 8.6%, for the third quarter and the year-to-date periods of fiscal year 2010, respectively, compared to the same periods last year. These increases were mainly the result of increased debit card usage by our customers.

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Other expenses increased by $22, or 6.2%, during the three month period ended March 31, 2010 compared with the same period last year mainly as a result of increased marketing and OREO related expenses. These increases were partially offset by reduced expenses as a result of the renegotiation and non-renewal of miscellaneous contracts and other cost containment efforts related to office related expenses.

Other expenses decreased by $24, or 2.2%, during the first nine month period of fiscal year 2010 mainly due to the renegotiation and non-renewal of miscellaneous contracts and other cost containment efforts related to travel, transportation and office related expenses. These decreases were partially offset by an increase in other real estate expenses related to properties acquired through loan foreclosures.

Income Taxes

Income tax expense for the three month period ended March 31, 2010 decreased by $33, to $97 from $130, compared to a year ago. The effective tax rate was 18.6% for the current quarter as compared to 21.3% for the same period last year.

Income tax expense for the nine month period ended March 31, 2010 decreased by $47, to $408 from $455, compared to a year ago. The effective tax rate was 21.5% for the current period as compared to 22.4% for the same period last year.

The effective tax rate differed from the federal statutory rate principally as a result of tax-exempt income from obligations of states and political subdivisions, loans and earnings on bank owned life insurance.

Financial Condition

Total assets at March 31, 2010 were $257,945 compared to $251,862 at June 30, 2009, an increase of $6,083, or 3.2% on an annualized basis.

Available-for-sale securities increased by $5,535 from $60,775 at June 30, 2009 to $66,310 at March 31, 2010. Within the securities portfolio, the Corporation owns a trust preferred security, which represents CDOs issued by other financial and insurance companies. As of March 31, 2010, the trust preferred security had an adjusted amortized cost of $702 after an impairment charge of $280 and a fair value of $471. Due to the illiquidity in the market, it is unlikely the Corporation would be able to recover its investment in this security if the Corporation sold the security at this time.

Our analysis of the trust preferred security is governed by accounting standards that are described in detail in Note 1 and Note 2 to the consolidated financial statements. On March 31, 2010, Fictch rated this security as C, which is defined as highly speculative. The issuers in this security are primarily banks, bank holding companies and a limited number of insurance companies. The Corporation uses the OTTI evaluation model to

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

compare the present value of expected cash flows to the previous estimate to evaluate if there has been an adverse change in cash flows during the period. The OTTI model considers the structure and term of the CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. We assume no recoveries on defaults and all interest payment deferrals are treated as defaults with an assumed recovery rate of 15% on deferrals. In addition we use the model to “stress” the CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of the Corporation’s note class. According to the March 31, 2010 analysis, the expected cash flows were below the recorded amortized cost of the trust preferred security. Therefore, management determined it was appropriate to record an other-than-temporary impairment loss from this security of $100 during the three month period ended March 31, 2010, bringing the total impairment loss to $280 for the nine month period ended March 31, 2010. Management has reviewed this security and these conclusions with an independent third party. If there is further deterioration in the underlying collateral of this security, other-than-temporary impairments may also occur in future periods.

Loan receivables increased by $10,054 to $170,195 at March 31, 2010 compared to $160,141 at June 30, 2009. Total shareholders’ equity increased by $1,519 from June 30, 2009, to $22,980 as of March 31, 2010. The increase was mainly due to an increase in the fair value of available-for-sale securities and net income for the current nine month period. These increases were partially offset by cash dividends paid during the period.

Non-Performing Assets

The following table presents the aggregate amounts of non-performing assets and respective ratios as of the dates indicated.

	March 31,	June 30,	March 31,
	2010	2009	2009
Non-accrual loans	$2,607	$2,476	$2,336
Loans past due over 90 days and still accruing	20	328	—

Total non-performing loans	2,627	2,804	2,336
Other real estate owned	102	181	79

Total non-performing assets	$2,729	$2,985	$2,415

Non-performing loans to total loans	1.54%	1.75%	1.47%
Allowance for loan losses to total non-performing loans	86.41%	71.04%	88.27%

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Following is a breakdown of non-accrual loans as of March 31, 2010 by collateral:

March 31, 2010
Commercial nonresidential collateral	$1,038
Commercial non-real estate collateral	23
Vacant land and farmland	463
Multifamily residential properties	255
1-4 family residential properties	813
Consumer	15

Total	$2,607

As of March 31, 2010, impaired loans totaled $2,404, all of which are included in non-accrual loans. Commercial and commercial real estate loans are classified as impaired if management determines that full collection of principal and interest, in accordance with the terms of the loan documents, is not probable. Impaired loans and non-performing loans have been considered in management’s analysis of the appropriateness of the allowance for loan losses. Management and the Board of Directors are closely monitoring these loans and believe that the prospects for recovery of principal and interest, less identified specific reserves, are favorable.

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

Net cash from operating activities for the nine month period ended March 31, 2010 was $1,476, net cash outflows from investing activities was $13,947 and net cash inflows from financing activities was $4,043. A major source of cash was $18,197 from sales, maturities, calls or principal pay downs on available-for-sale securities and a $7,209

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

increase in deposits. Major uses of cash included a $23,218 purchase of securities and a $10,366 increase in loans. Total cash and cash equivalents was $10,463 as of March 31, 2010 compared to $18,891 at June 30, 2009 and $10,763 at March 31, 2009.

The Bank offers several types of deposit products to its customers. The rates offered by the Bank and the fees charged for them are competitive with others currently available in the market area. Total deposits increased by $7,209, or 4.7% on an annualized basis, during the first nine months of fiscal year 2010. Also, during the same period, the overall cost for funds decreased by 68 basis points from the same year ago period.

To provide an additional source of liquidity, the Corporation has entered into an agreement with the Federal Home Loan Bank (FHLB) of Cincinnati. At March 31, 2010, FHLB advances totaled $8,373 as compared with $9,373 at June 30, 2009. As of March 31, 2010, the Bank had the ability to borrow an additional $16,309 from the FHLB based on a blanket pledge of qualifying first mortgage loans. The Corporation considers the FHLB to be a reliable source of liquidity funding, secondary to its deposit base.

Short-term borrowings consisted of repurchase agreements which is a financing arrangement that matures daily. The Bank pledges securities as collateral for the repurchase agreements. Short-term borrowings decreased to $13,431 at March 31, 2010 from $15,055 from June 30, 2009.

Jumbo time deposits (those with balances of $100 thousand and over) increased from $31,007 at June 30, 2009 to $33,036 at March 31, 2010. These deposits are monitored closely by the Corporation and are mainly priced on an individual basis. When these deposits are from a municipality, certain bank-owned securities are pledged to guarantee the safety of these public fund deposits as required by Ohio law. The Corporation has the option to use a fee-paid broker to obtain deposits from outside its normal service area as an additional source of funding. The Corporation however, does not rely upon these deposits as a primary source of funding. Although management monitors interest rates on an ongoing basis, a quarterly rate sensitivity report is used to determine the effect of interest rate changes on the financial statements. In the opinion of management, enough assets or liabilities could be repriced over the near term (up to three years) to compensate for such changes. The spread on interest rates, or the difference between the average earning assets and the average interest-bearing liabilities, is monitored quarterly.

Capital Resources

The Bank is subject to various regulatory capital requirements administered by federal regulatory agencies. Capital adequacy guidelines and prompt corrective-action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the Corporation’s financial statements. The Bank is considered well-capitalized under

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

the Federal Deposit Insurance Act at March 31, 2010. Management is not aware of any matters occurring subsequent to March 31, 2010 that would cause the Bank’s capital category to change.

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

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Item 3 – Defaults Upon Senior Securities

Item 5 – Other Information

On May 12, 2010, the Board of Directors of Consumers Bancorp, Inc., declared a $0.10 per share cash dividend for shareholders of record on May 24, 2010 that will be paid on June 11, 2010.

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

CONSUMERS BANCORP, INC.
(Registrant)

Date: May 17, 2010	/s/ Ralph J. Lober
Ralph J. Lober, II
Chief Executive Officer

Date: May 17, 2010	/s/ Renee K. Wood
Renee K. Wood
Chief Financial Officer & Treasurer