Form 10-K
period 2010-06-30
CONSUMERS BANCORP INC /OH/
filed 2010-09-22
CIK 1006830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if small reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Based on the closing sales price on December 31, 2009, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $14,643,618.

The number of shares outstanding of the Registrant’s common stock, without par value was 2,037,887 at September 1, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Certain specifically designated portions of Consumers Bancorp, Inc.’s definitive Proxy Statement dated September 22, 2010 for its 2010 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

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

Risk-Based Capital Requirements: The Federal Reserve Board and the OCC employ similar risk-based capital guidelines in their examination and regulation of bank holding companies and national banks. As of the fiscal year-end 2010, the Corporation met the definition of a Small Bank Holding Company and, therefore was exempt from consolidated risk-based and coverage capital adequacy guidelines for bank holding companies. The guidelines involve a process of assigning various risk weights to different classes of assets, then evaluating the sum of the risk-weighted balance sheet structure against the capital base. If capital falls below the minimum levels established by the guidelines, the bank holding company or bank may be denied approval to acquire or establish additional banks or non-bank businesses or to open new facilities. In addition, failure to satisfy capital guidelines could subject a banking institution to a variety of enforcement actions by federal bank regulatory authorities, including the termination of deposit insurance by the FDIC and a prohibition on the acceptance of “brokered deposits.”

Under regulations adopted under these provisions, for an institution to be well capitalized it must have a total risk-based capital ratio of at least 10%, a Tier I risk-based capital ratio of at least 6% and a Tier I leverage ratio of at least 5% and not be subject to any specific capital order or directive. The OCC and the FDIC may take various corrective actions against any undercapitalized bank and any bank that fails to submit an acceptable capital restoration plan or fails to implement a plan accepted by the OCC or the FDIC. These powers include, but are not limited to, requiring the institution to be recapitalized, prohibiting asset growth, restricting interest rates paid, requiring prior approval of capital distributions by any bank holding company that controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring new election of directors, and requiring the dismissal of directors and officers. The OCC’s final supervisory judgment concerning an institution’s capital adequacy could differ significantly from the conclusions that might be derived from the absolute level of an institution’s risk-based capital ratios. Therefore, institutions generally are expected to maintain risk-based capital ratios that exceed the minimum ratios. At June 30, 2010, the Bank was in compliance with all regulatory capital requirements.

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

Recent Legislation Impacting the Financial Services Industry:

Dodd-Frank Act: On July 21, 2010, sweeping financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (Dodd-Frank Act) was signed into law. The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things, will:

•

Centralize responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, responsible for implementing, examining and enforcing compliance with federal consumer financial laws.

•

Require the Office of the Comptroller of the Currency to seek to make its capital requirements for national banks, countercyclical so that capital requirements increase in times of economic expansion and decrease in times of economic contraction.

•

Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminate the ceiling of the Deposit Insurance Fund (DIF) and increase the floor of the DIF, which generally will reduce the level of assessments for institutions with assets below $10 billion and increase the level of assessments for institutions with assets in excess of $10 billion.

•	Implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, which apply to all public companies, not just financial institutions.

•

Make permanent the $250 thousand limit for federal deposit insurance and increase the cash limit of Securities Investor Protection Corporation protection from $100 thousand to $250 thousand and provide unlimited federal deposit insurance until January 1, 2013 for non-interest bearing demand transaction accounts at all insured depository institutions.

•

Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts effective one year after the bill was signed into law.

•

Amend the Electronic Fund Transfer Act (EFTA) to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.

•	Make permanent SOX 404 (B) exemption regarding auditor attestation requirements for companies with less than $75 million in market capitalization.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Corporation, its customers or the financial industry more generally. Provisions in the legislation that affect deposit insurance assessments, payment of interest on demand deposits and interchange fees could increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate. We will continue to monitor all legislative developments and assess their potential impact on our business.

Employees

As of June 30, 2010, the Bank employed 92 full-time and 17 part-time employees. None of the employees are represented by a collective bargaining group. Management considers its relations with employees to be good.

Statistical Disclosure

The following statistical information is included on the indicated pages of this Report:

Average Consolidated Balance Sheet And Net Interest Margin	10
Interest Rates and Interest Differential	11
Carrying Values Of Securities	13
Maturities And Weighted-Average Yield Of Securities	14
Loan Types	14
Selected Loan Maturities And Interest Sensitivity	15
Non-accrual, Past Due And Restructured Loans And Other Nonperforming Assets	15
Potential Problem Loans	16
Summary Of Loan Loss Experience	16
Allocation Of Allowance For Loan Losses	16
Average Amount And Average Rate Paid On Deposits	17
Time Deposits Of $100 Thousand Or More	17
Short-Term Borrowings	17 and 37
Selected Consolidated Financial Data	8

Available Information

The Corporation files annual, quarterly, and current reports, proxy statements, and other information with the SEC. These filings are available to the public over the Internet at the SEC’s web site at www.sec.gov. Shareholders may also read and copy any document that the Corporation files at the SEC’s public reference room located at 100 F Street, NE, Washington, DC 20549. Shareholders may call the SEC at 1-800-SEC-0330 for further information on the public reference room.

Shareholders may request a copy of any of the Corporation’s filings at no cost by writing or e-mailing the Corporation at the following address or e-mail address: Consumers Bancorp, Inc., Attn: Theresa J. Linder, 614 East Lincoln Way, Minerva, Ohio 44657 or e-mail to shareholderrelations@consumersbank.com.

The Corporation’s Code of Ethics Policy, which is applicable to all directors, officers and employees of the corporation, and its Code of Ethics for Principal Financial Officers, which is applicable to the principal executive officer and the principal financial officer, are each available on the Investor Relations section under Corporate Governance of the Corporation’s website (www.consumersbank.com). Copies of either of the Code of Ethics Policies are also available in print to shareholders upon request, addressed to the Corporate Secretary at Consumers Bancorp, Inc., 614 East Lincoln Way, Minerva, Ohio 44657. The Corporation intends to post amendments to or waivers from its Code of Ethics on its website.

ITEM 1A—RISK FACTORS

Not applicable for Smaller Reporting Companies.

ITEM 1B—UNRESOLVED STAFF COMMENTS

None.

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

ITEM 4—REMOVED AND RESERVED

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation had 2,037,887 common shares outstanding on June 30, 2010 with 690 shareholders of record and an estimated 241 additional beneficial holders whose stock was held in nominee name.

The common shares of Consumers Bancorp, Inc. are traded on the over-the-counter bulletin board. The following quoted market prices reflect inter-dealer prices, without adjustments for retail markups, markdowns, or commissions and may not represent actual transactions. The market prices represent highs and lows reported during the quarterly period.

Quarter Ended	September 30, 2009	December 31, 2009	March 31, 2010	June 30, 2010
High	$12.70	$12.25	$12.00	$11.90
Low	10.10	9.51	10.65	11.10
Cash dividends paid per share	0.10	0.10	0.10	0.10

Quarter Ended	September 30, 2008	December 31, 2008	March 31, 2009	June 30, 2009
High	$13.50	$13.70	$13.00	$12.70
Low	11.55	11.25	11.75	11.75
Cash dividends paid per share	0.10	0.10	0.10	0.10

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

The Corporation has no compensation plans under which equity securities are authorized for issuance. There were no repurchases of the Corporation’s securities during the 2010 fiscal year.

ITEM 6—SELECTED FINANCIAL DATA

Not applicable for Smaller Reporting Companies.

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share data)

General

The following is management’s analysis of the Corporation’s financial condition and results of operations as of and for the years ended June 30, 2010 and 2009. This discussion is designed to provide a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

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

Comparison of Results of Operations for the Years Ended June 30, 2010 and June 30, 2009

Net Income. Net income increased by $12, or 0.6%, from 2009 to 2010. The increase was mainly the result of a $503, or 5.3%, increase in the net interest income that was partially offset by an other-than-temporary impairment charge of $410 related to a trust preferred security.

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

Net Interest Income Year ended June 30,	2010	2009
Net interest income	$10,050	$9,547
Taxable equivalent adjustments to net interest	388	373

Net interest income, fully taxable equivalent	$10,438	$9,920
Net interest margin	4.13%	4.15%
Taxable equivalent adjustment	0.15	0.16

Net interest margin, fully taxable equivalent	4.28%	4.31%

Net interest income for the year of 2010 was $10,050, an increase of $503, or 5.3%, from $9,547 in the year of 2009. The Corporation’s tax equivalent net interest margin for the year ended June 30, 2010 was 4.28%, a decrease of 3 basis points from 2009. Interest income for the year of 2010 was $12,610, a decrease of $490, or 3.7%, from $13,100 in the year of 2009. This decline was mainly the result of lower market rates affecting the yield on all interest earning assets, which was partially offset by a $13,697 increase in average interest earning assets. Interest expense for the year of 2010 was $2,560, a decrease of $993, or 27.9%, from $3,553 in the year of 2009. This decrease was mainly the result of lower market rates affecting the rates paid on all interest-bearing deposit accounts and borrowings.

Average Balance Sheet and Net Interest Margin

	2010			2009
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest earning assets:
Taxable securities	$46,133	$1,827	4.03%	$45,600	$2,186	4.78%
Nontaxable Securities (1)	19,144	1,143	5.98	17,688	1,116	6.09
Loans receivable (1)	167,142	9,967	5.96	156,787	10,093	6.44
Interest bearing deposits and federal funds sold	11,202	61	0.54	9,849	78	0.79

Total interest earning assets	243,621	12,998	5.35%	229,924	13,473	5.86%
Non-interest earning assets	11,969			12,708

Total assets	$255,590			$242,632

Interest bearing liabilities:
NOW	$13,387	$27	0.20%	$11,699	$49	0.42%
Savings	59,873	184	0.31	54,912	319	0.58
Time deposits	90,297	2,006	2.22	84,382	2,645	3.13
Short-term borrowings	12,977	50	0.39	14,327	212	1.48
FHLB advances	8,883	293	3.30	9,748	328	3.36

Total interest bearing liabilities	185,417	2,560	1.38%	175,068	3,553	2.03%

Non-interest bearing liabilities	47,389			47,095

Total liabilities	232,806			222,163
Shareholders’ equity	22,784			20,469

Total liabilities and shareholders’ equity	$255,590			$242,632

Net interest income, interest rate spread (1)		$10,438	3.97%		$9,920	3.83%

Net interest margin (net interest as a percent of average interest earning assets) (1)			4.28%			4.31%

Federal tax exemption on non-taxable securities and loans included in interest income		$388			$373

Average interest earning assets to interest bearing liabilities			131.39%			131.33%

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

INTEREST RATES AND INTEREST DIFFERENTIAL

	2010 Compared to 2009 Increase / (Decrease)			2009 Compared to 2008 Increase / (Decrease)
	Total Change	Change due to Volume	Change due to Rate	Total Change	Change due to Volume	Change due to Rate
	(In thousands)
Interest earning assets:
Taxable securities	$(359)	$(19)	$(340)	$298	$397	$(99)
Nontaxable securities (1)	27	47	(20)	92	74	18
Loans receivable (2)	(126)	643	(769)	(688)	739	(1,427)
Federal funds sold	(17)	10	(27)	(33)	86	(119)

Total interest income	(475)	681	(1,156)	(331)	1,296	(1,627)

Interest bearing liabilities:
NOW accounts	(22)	6	(28)	6	6	—
Savings deposits	(135)	27	(162)	(172)	54	(226)
Time deposits	(639)	175	(814)	(731)	319	(1,050)
Short-term borrowings	(162)	(18)	(144)	(174)	96	(270)
FHLB advances	(35)	(29)	(6)	(4)	45	(49)

Total interest expense	(993)	161	(1,154)	(1,075)	520	(1,595)

Net interest income	$518	$520	$(2)	$744	$776	$(32)

(1)	Nontaxable income is adjusted to a fully tax equivalent basis utilizing a 34% tax rate.
(2)	Non-accrual loan balances are included for purposes of computing the rate and volume effects although interest on these balances has been excluded.

Provision for Loan Losses. The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable credit losses in the Corporation’s loan portfolio that have been incurred at each balance sheet date. The provision for loan losses was $544 in fiscal year 2010 compared to $579 in fiscal year 2009. The lower provision for loan losses in 2010 resulted mainly from a decrease in net charge-offs. For 2010, net charge-offs were $260, or 0.15% of total loans, and were mainly within the commercial loan portfolio. This compares with $296, or 0.18% of total loans, for the same period last year.

Non-performing loans as a percentage of total loans decreased from 1.75% as of June 30, 2009 to 1.34% as of June 30, 2010. The decrease in non-performing loans was primarily due to the payoff of a loan that was past due 90 days or more as of June 30, 2009. Non-performing loans have been considered in management’s analysis of the appropriateness of the allowance for loan losses. Management and the Board of Directors are closely monitoring these loans and believe that the prospects for recovery of principal, less identified specific reserves, are good.

Other Income. Total other income was $2,148 for fiscal year 2010, compared to $2,615 for the same period last year. Adjusted for security gains, losses from the sale of other real estate owned (OREO), and a security impairment charge, other income totaled $2,393 for the 2010 fiscal year, compared with $2,430 for the same period last year. Service charges on deposit accounts decreased by $131, or 7.8%, in 2010 to $1,540 from $1,671 mainly from a decline in overdraft account fee income. Debit card interchange income increased in 2010 to $524 from $447 from the previous fiscal year due to higher volume as a result of increased customer usage and an increase in a number of debit cards issued.

Gains recognized on the sale of securities totaled $218 during 2010 and $185 during the same period last year. A loss of $53 on the sale of OREO acquired through loan foreclosures and an other-than-temporary impairment loss of $410 related to a trust preferred security were recognized during the 2010 fiscal year. A discussion of the impairment loss is included on the following pages under the heading “Financial Condition.”

Other Expenses. Total other expenses were $9,048 for the year ended June 30, 2010; an increase of $61, or 0.7% from $8,987 for the year ended June 30, 2009.

Salaries and employee benefit expenses increased $162, or 3.8%, during the fiscal year ended June 30, 2010 mainly due to an increase in salary continuation benefit expense and incentive expenses. The salary continuation benefit expense increased since a reduction to this expense of approximately $140 was recognized during fiscal year 2009 as a result of the departure of the previous chief executive officer. These increases were partially offset by a reduction in overtime wages, the implementation of a ten percent reduction in hours for non-exempt personnel and a salary freeze for exempt personnel that was implemented in the third quarter of fiscal year 2009 and continued through the end of fiscal year 2010.

Occupancy and equipment expenses decreased by $13, or 1.2%, mainly due to lower depreciation expense associated with furniture, fixtures and equipment.

Federal Deposit Insurance Corporation (FDIC) assessments decreased by $15, or 4.6%, compared to the same period last year. In fiscal year 2010, FDIC expense was lower as compared to fiscal 2009 when the Corporation paid a one-time special assessment of $114 that was charged to all banks based on asset size. The reduction from the one-time special assessment was partially offset by an industry wide deposit insurance rate increase that went into effect on January 1, 2009 and as a result of a higher level of total deposits, the assessment base upon which FDIC insurance assessments are calculated.

The amortization of the intangible is directly related to the core deposit purchase premium of the Lisbon, Ohio branch that was purchased in January 2000.

Debit card processing expenses increased by $23, or 8.4%, during the 2010 fiscal year mainly due to increased debit card usage by our customers.

Other expense totaled $1,226 for the year ended June 30, 2010, a decrease of $42, or 3.3%, from $1,268 for the year ended June 30, 2009. The decline was mainly due to the renegotiation and non-renewal of miscellaneous contracts and other cost containment efforts related to travel, transportation and office related expenses.

Income Tax Expense. The provision for income taxes totaled $567 and $569 for the years ended June 30, 2010 and 2009, respectively. The effective tax rates were 21.8% and 21.9%, respectively. The effective tax rate differed from the federal statutory rate principally as a result of tax-exempt income from obligations of states and political subdivisions, loans and earnings on bank owned life insurance.

Financial Condition

Total assets at June 30, 2010 were $263,393 compared to $251,862 at June 30, 2009, an increase of $11,531, or 4.6%. The increase in total assets is mainly attributed to an increase in loans of $14,142, or 8.8%. This increase was offset by a decline in federal funds sold and interest-bearing deposits in financial institutions of $5,097.

Securities. Available-for-sale securities increased by $3,487 from $60,775 at June 30, 2009 to $64,262 at June 30, 2010. The securities portfolio is mainly comprised of residential mortgage-backed securities and collateralized mortgage obligations issued by Fannie Mae and Freddie Mac, obligations of government sponsored enterprises and state and political subdivisions.

Within the securities portfolio, the Corporation owns a trust preferred security, which represents collateralized debt obligations (CDOs) issued by other financial and insurance companies. The security is part of a pool of issuers that support a more senior tranche of securities. Due to the illiquidity in the market, it is unlikely the Corporation would be able to recover its investment in this security if the Corporation sold the security at this time.

Due to an increase in principal and/or interest deferrals by the issuers of the underlying securities, the cash interest payments for the trust preferred security are being deferred. On June 30, 2010, the lowest credit rating on this security was Fitch’s rating of C, which is defined as highly speculative. The issuers in this security are primarily banks, bank holding companies and a limited number of insurance companies. The investment security is evaluated using a model to compare the present value of expected cash flows to prior periods expected cash flows to determine if there has been an adverse change in cash flows during the period. The discount rate used to calculate the cash flows is the coupon rate of the security, based on the forward LIBOR curve. The other-than-temporary impairment model considers the structure and term of the CDO along with the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. We assume no recoveries on defaults and all interest payment deferrals are treated as defaults with an assumed recovery rate of 15% on deferrals. In addition we use the model to “stress” the CDO, which includes assumptions more severe than current and projected conditions, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of the Corporation’s note class. According to the June 30, 2010 analysis, the expected cash flows were below the recorded amortized cost of the trust preferred security. Therefore, management determined it was appropriate to record an other-than-temporary impairment loss from this security of $410 during the 2010 fiscal year-to-date period. The recorded impairment is attributable to credit deterioration experienced by the Trust Preferred Security. Management has reviewed this security and these conclusions with an independent third party. If there is further deterioration in the underlying collateral of this security, other-than-temporary impairments may also occur in future periods.

The following table sets forth certain information regarding the amortized cost and fair value of the Corporation’s securities at the dates indicated.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2010
Obligations of government sponsored entities	$10,771	$236	$(3)	$11,004
Obligations of state and political subdivisions	20,073	392	(218)	20,247
Mortgage-backed securities - residential	24,333	1,279	—	25,612
Collateralized mortgage obligations	7,094	34	(151)	6,977
Trust preferred security	572	—	(150)	422

Total securities	$62,843	$1,941	$(522)	$64,262

June 30, 2009
Obligations of government sponsored entities	$14,278	$385	$(1)	$14,662
Obligations of state and political subdivisions	18,171	62	(608)	17,625
Mortgage-backed securities - residential	26,342	785	—	27,127
Collateralized mortgage obligations	992	25	(12)	1,005
Trust preferred security	982	—	(626)	356

Total securities	$60,765	$1,257	$(1,247)	$60,775

The following tables summarize the amounts and distribution of the Corporation’s securities held and the weighted average yields as of June 30, 2010:

	Amortized Cost	Fair Value	Average Yield / Cost
AVAILABLE-FOR-SALE
Obligations of government sponsored entities:
3 months or less	$979	$1,009	5.28%
Over 3 months through 1 year	3,923	4,006	3.76
Over 1 year through 5 years	5,869	5,989	2.81

Total obligations of government sponsored entities	10,771	11,004	3.38
Obligations of state and political subdivisions:
Over 1 year through 5 years	495	530	5.69%
Over 5 years through 10 years	4,327	4,310	5.25
Over 10 years	15,251	15,407	6.24

Total obligations of state and political subdivisions	20,073	20,247	6.01
Mortgage-backed securities - residential:
Over 1 year through 5 years	24,333	25,612	4.57

Total mortgage-backed securities	24,333	25,612	4.57
Collateralized mortgage obligations:
Over 3 months through 1 year	1,046	1,025	(1.68)
Over 1 year through 5 years	6,048	5,952	2.40

Total collateralized mortgage obligations	7,094	6,977	1.80
Trust preferred security	572	422	—

Total securities	$62,843	$64,262	4.47%

The weighted average interest rates are based on coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount. The weighted average yield on tax-exempt obligations has been calculated on a tax equivalent basis. Average yields are based on amortized cost balances. The negative 1.68% yield on the collateralized mortgage obligations with a term over 3 months through 1 year was a result of unexpectedly high prepayment speeds increasing the premium amortization due to the prolonged historically low mortgage rates. The yield on the trust preferred security is zero since the cash interest payments for this security are being deferred.

At June 30, 2010, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies and corporations, with an aggregate book value which exceeds 10% of shareholders’ equity.

Loans. Loan receivables increased by $14,142 to $174,283 at June 30, 2010 compared to $160,141 at June 30, 2009, with the commercial, financial and agriculture loan portfolio increasing by $15,629. The increase in loan receivables is mainly attributable to more customers turning to community banks as an alternative to super regional institutions and due to fewer loan payoffs from customers’ refinancing.

Major classifications of loans, net of deferred loan fees and costs, were as follows as of June 30:

	2010	2009
Real estate—mortgage	$51,198	$49,116
Real estate—construction	3,244	6,907
Commercial, financial and agricultural	114,021	98,392
Installment loans to individuals	5,820	5,726

Total Loans	$174,283	$160,141

The following is a schedule of contractual maturities and repayments of real estate construction, commercial, financial and agricultural loans, as of June 30, 2010:

Due in one year or less	$10,802
Due after one year but within five years	14,038
Due after five years	92,425

Total	$117,265

The following is a schedule of fixed and variable rate real estate construction, commercial, financial and agricultural loans due after one year (variable rate loans are those loans with floating or adjustable interest rates) as of June 30, 2010:

	Fixed Interest Rates	Variable Interest Rates
Total real estate construction, commercial, financial and agricultural loans due after one year	$27,480	$78,983

Foreign Outstandings—there were no foreign outstandings during the periods presented. There are no concentrations of loans greater than 10% of total loans, which are not otherwise disclosed as a category of loans.

Allowance for Loan Losses. The allowance for loan losses balance and the provision charged to expense are judgmentally determined by management based upon a periodic review of the loan portfolio, an analysis of impaired loans, past loan loss experience, current economic conditions, collateral value assumptions for collateral-dependent loans and various other circumstances which are subject to change over time. Probable losses are estimated by stratifying the total loan portfolio into pools of homogenous loans by ownership, collateral type and loan purpose and applying the Bank’s three year historical loss ratio, increased for more recent trends in loss experience, to each loan pool. Also, the local unemployment rate is monitored and additional reserves are applied to all loans that are not assigned a specific reserve if there is an increase in the local unemployment rate. Specific reserves are determined by management’s review of delinquent loans, impaired loans, non-accrual loans, loans classified as substandard, watch list loans, loans to industries experiencing economic difficulties and other selected large loans. The collectability of these loans is evaluated after considering the current financial position of the borrower, the estimated market value of the collateral, guarantees and the Corporation’s collateral position versus other creditors. Judgments, which are necessarily subjective, as to the probability of loss and the amount of such loss, are formed on these loans, as well as other loans in the aggregate.

Failure to receive principal and interest payments when due on any loan results in efforts to restore such loan to a current status. Loans are classified as non-accrual when, in the opinion of management, full collection of principal and accrued interest is not expected. The loans must be brought and kept current for six sustained payments before being considered for removal from non-accrual status. Commercial and commercial real estate loans are classified as impaired if management determines that full collection of principal and interest, in accordance with the terms of the loan documents, is not probable. If a loan is impaired, a portion of the allowance is allocated so the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected from the collateral. Loans are evaluated for impairment when payments are delayed, typically 90 days or more, or when it is probable that not all principal and interest amounts will be collected according to the original terms of the loan. As of June 30, 2010, impaired loans totaled $2,635, of which $2,300 are included in non-accrual loans. Continued unsuccessful collection efforts generally lead to initiation of foreclosure or other legal proceedings.

The following schedule summarizes non-accrual, past due, impaired and restructured loans for the years ended June 30:

	2010	2009
Non-accrual loans	$2,342	$2,476
Accruing loans past due 90 days or more	—	328

Total non-performing loans	$2,342	$2,804
Other real estate owned	25	181

Total non-performing assets	$2,367	$2,985

Impaired Loans	$2,635	$2,231
Accruing restructured loans	$335	$147

The non-performing loans are either in the process of foreclosure or efforts are being made to work with the borrower to bring the loan current. Properties acquired by the Corporation as a result of foreclosure, or by deed in lieu of foreclosure, are classified as “other real estate owned” until such time as they are sold or otherwise disposed. As of June 30, 2010, there was $25, or two individual properties, classified as other real estate owned. Subsequent to June 30, 2010, one of the properties has been sold for an amount slightly above the recorded value.

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

The following table summarizes the Corporation’s loan loss experience, and provides a breakdown of the charge-off, recovery and other activity for the years ended June 30:

	2010	2009
Allowance for loan losses at beginning of year	$1,992	$1,709
Loans charged off:
Real estate mortgage	62	241
Real estate construction	—	—
Commercial, financial and agricultural	182	20
Installment loans to individuals	117	139

Total charge offs	361	400
Recoveries:
Real estate mortgage	1	12
Real estate construction	—	—
Commercial, financial and agricultural	6	6
Installment loans to individuals	94	86

Total recoveries	101	104

Net charge offs	260	296
Provision for loan losses charged to operations	544	579

Allowance for loan losses at end of year	$2,276	$1,992

The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios:

	Allocation of the Allowance for Loan Losses
	Allowance Amount	% of Loan Type to Total Loans	Allowance Amount	% of Loan Type to Total Loans
	June 30, 2010		June 30, 2009
Commercial, financial and agricultural	$1,520	65.4%	$1,065	61.4%
Installment loans to individuals	103	3.4	227	3.6
Real estate	653	31.2	700	35.0

Total	$2,276	100.0%	$1,992	100.0%

While management’s periodic analysis of the adequacy of the allowance for loan loss may allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-off that may occur.

Funding Sources. Total deposits increased $12,263, or 6.0%, from $204,051 at June 30, 2009 to $216,314 at June 30, 2010. Non-interest bearing deposits increased $4,804, or 11.2%, savings deposits increased $5,508, or 9.5%, and interest-bearing checking balances increased $1,117, or 8.9%, from June 30, 2009 to June 30, 2010. We believe commercial and retail customers are turning to community banks in these uncertain times and this trend is reflected in the increase in the deposit balances.

The following is a schedule of average deposit amounts and average rates paid on each category for the periods included:

	Years Ended June 30,
	2010		2009
	Amount	Rate	Amount	Rate
Non-interest bearing demand deposit	$45,582	—	$45,089	—
Interest bearing demand deposit	13,387	0.20%	11,699	0.42%
Savings	59,873	0.31	54,912	0.58
Certificates and other time deposits	90,297	2.22	84,382	3.13

Total	$209,139	1.06%	$196,082	1.54%

The following table summarizes time deposits issued in amounts of $100 thousand or more as of June 30, 2010 by time remaining until maturity:

Maturing in:
Under 3 months	$1,863
Over 3 to 6 months	10,893
Over 6 to 12 months	13,770
Over 12 months	7,238

Total	$33,764

See Note 7—Short-Term Borrowings to the Consolidated Financial Statements, for information concerning short-term borrowings.

Shareholders’ Equity. Total shareholders’ equity increased by $2,255 from $21,461 at June 30, 2009 to $23,716 at June 30, 2010. The increase was primarily due to net income of $2,039 for the current fiscal year and an increase of $930 in the unrealized gain on the mark-to-market of available-for-sale securities. This increase was partially offset by cash dividends paid of $813.

Liquidity

Management considers the asset position of the Bank to be sufficiently liquid to meet normal operating needs and conditions. The Bank’s earning assets are divided primarily between loans and available-for-sale securities, with any excess funds placed in federal funds sold or interest-bearing deposit accounts with other financial institutions on a daily basis.

Net cash inflow from operating activities for the 2010 fiscal year were $2,615 and net cash inflow from financing activities was $8,504. Net cash outflow from investing activities was $16,204. The major sources of cash were $12,263 net increase in deposits, $24,628 net increase from sales, maturities or principal pay downs on available-for-sale securities. The major uses of cash were the $27,330 purchase of securities and a $14,622 net increase in loans. Total cash and cash equivalents was $13,806 as of June 30, 2010 compared to $18,891 at June 30, 2009.

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

The Bank offers several forms of deposit products to its customers. The rates offered by the Bank and the fees charged for them are competitive with others available currently in the market area. While the Bank continues to be under competitive pressures in the Bank’s market area as financial institutions attempt to attract and keep new deposits, we believe many commercial and retail customers have been turning to community banks in these uncertain times. Time deposit interest rates continued to decline in the 2010 fiscal year. Compared to our peers, the Corporation’s core deposits consist of a large percentage of non-interest bearing demand deposits resulting in the cost of funds remaining at a low level of 1.38%.

Jumbo time deposits (those with balances of $100 thousand and over) increased from $31,007 at June 30, 2009 to $33,764 at June 30, 2010. These deposits are monitored closely by the Bank and typically priced on an individual basis. When these deposits are from a municipality, certain bank-owned securities are pledged to guarantee the safety of these public fund deposits as required by Ohio law. The Corporation has the option to use a fee paid broker to obtain deposits from outside its normal service area as an additional source of funding. However, these deposits are not relied upon as a primary source of funding and the Bank can foresee no dependence on these types of deposits in the near term.

The net interest margin is monitored on a monthly basis. It is the Bank’s goal to maintain the net interest margin at 4.0% or greater. The net interest margin on a tax equivalent basis for 2010 was 4.28% as compared to 4.31% for 2009.

Capital Resources

At June 30, 2010, management believes the Bank complied with all regulatory capital requirements. Based on the Bank’s computed regulatory capital ratios, the OCC has determined the Bank to be well capitalized under the Federal Deposit Insurance Act as of its latest exam date. The Bank’s actual and required capital amounts are disclosed in Note 11 of the Consolidated Financial Statements. Management is not aware of any matters occurring subsequent to that exam that would cause the Bank’s capital category to change.

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

Presented below is a discussion of the accounting policy that management believes is the most important to the portrayal and understanding of the Corporation’s financial condition and results of operations. This policy requires management’s most difficult, subjective and complex judgments about matters that are inherently uncertain. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood. Also, see Note 1 of the Consolidated Financial Statements for additional information related to significant accounting policies.

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

The allowance is regularly reviewed by management to determine whether or not the amount is considered adequate to absorb probable incurred losses. If not, an additional provision is made to increase the allowance. This evaluation includes specific loss estimates on certain individually reviewed loans, loss estimates for loan groups or pools that are based on historical loss experience and general loss estimates that are based upon the size, quality, and concentration characteristics of the various loan portfolios, adverse situations that may affect a borrower’s ability to repay, and current economic and industry conditions, among other things. The allowance is also subject to periodic examination by regulators whose review includes a determination as to its adequacy to absorb potential losses.

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

Securities are reviewed at least quarterly for indicators of other-than-temporary impairment. This determination requires significant judgment. In estimating other-than-temporary impairment, management evaluates: the length of time and extent the fair value has been less than cost, the expected cash flows of the security, the financial condition and near term prospects of the issuer, and whether the Corporation has the intent to sell the security or the likelihood the Corporation will be required to sell the security at an unrealized loss position prior to any anticipated recovery in fair value, which may be maturity. A decline in value that is considered to be credit-related other-than-temporary is recorded as a loss within other income in the consolidated statements of income.

Contractual Obligations, Commitments and Contingent Liabilities

The following table presents, as of June 30, 2010, the Corporation’s significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	Note Reference	2011	2012	2013	2014	2015	Thereafter	Total
Certificates of deposit	6	$61,784	$14,470	$7,916	$2,400	$3,259	$1,435	$91,264
Short-term borrowings	7	13,086	—	—	—	—	—	13,086
Federal Home Loan Advances	8	1,268	1,089	579	69	57	5,235	8,297
Salary continuation plan	9	22	22	22	22	22	892	1,002
Operating leases	4	114	114	104	90	74	17	513
Deposits without maturity		—	—	—	—	—	—	125,050

Note 12 to the Consolidated Financial Statements discusses in greater detail other commitments and contingencies and the various obligations that exist under those agreements. These commitments and contingencies consist primarily of commitments to extend credit to borrowers under lines of credit.

Off-Balance Sheet Arrangements

At June 30, 2010, the Corporation had no unconsolidated, related special purpose entities, nor did the Corporation engage in derivatives and hedging contracts, such as interest rate swaps, which may expose the Corporation to liabilities greater than the amounts recorded on the consolidated balance sheet. The Corporation’s investment policy prohibits engaging in derivative contracts for speculative trading purposes; however, in the future, the Corporation may pursue certain contracts, such as interest rate swaps, in an effort to execute a sound and defensive interest rate risk management policy.

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

•	the nature, extent, and timing of government and regulatory actions;

•	material unforeseen changes in the financial condition or results of the Bank’s customers;

•	changes in levels of market interest rates which could reduce anticipated or actual margins;

•	competitive pressures on product pricing and services; and

•	a continued deterioration in market conditions causing debtors to be unable to meet their obligations.

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

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for Smaller Reporting Companies.

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

Management of Consumers Bancorp, Inc., including the Chief Executive Officer and the Chief Financial Officer, has assessed the Corporation’s internal control over financial reporting as of June 30, 2010, based on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that the Corporation’s internal control over financial reporting was effective as of June 30, 2010, based on the specified criteria.

This annual report does not include an attestation report of the Corporation’s independent registered public accounting firm regarding internal control over financial reporting because management’s report was not subject to attestation by the Corporation’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Corporation to provide only management’s report.

/s/ Ralph J. Lober, II
Ralph J. Lober, II
Chief Executive Officer

/s/ Renee K. Wood
Renee K. Wood
Chief Financial Officer & Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Consumers Bancorp, Inc.

Minerva, Ohio

We have audited the accompanying consolidated balance sheets of Consumers Bancorp, Inc. as of June 30, 2010 and 2009 and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Consumers Bancorp, Inc. as of June 30, 2010 and 2009 and the results of its operations and its cash flows for the years then ended, in conformity with U. S. generally accepted accounting principles.

Crowe Horwath LLP

Cleveland, Ohio
September 22, 2010

CONSUMERS BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

As of June 30, 2010 and 2009

(Dollar amounts in thousands, except per share data)

	2010	2009
ASSETS:
Cash on hand and noninterest-bearing deposits in financial institutions	$5,973	$5,961
Federal funds sold and interest-bearing deposits in financial institutions	7,833	12,930

Total cash and cash equivalents	13,806	18,891
Certificate of deposits in financial institutions	980	2,012
Securities, available-for-sale	64,262	60,775
Federal bank and other restricted stocks, at cost	1,186	1,186
Total loans	174,283	160,141
Less allowance for loan losses	(2,276)	(1,992)

Net loans	172,007	158,149
Cash surrender value of life insurance	4,798	4,622
Premises and equipment, net	3,581	3,776
Intangible assets, net	250	411
Other real estate owned	25	181
Accrued interest receivable and other assets	2,498	1,859

Total assets	$263,393	$251,862

LIABILITIES:
Deposits:
Non-interest bearing demand	$47,659	$42,855
Interest bearing demand	13,687	12,570
Savings	63,704	58,196
Time	91,264	90,430

Total deposits	216,314	204,051
Short-term borrowings	13,086	15,055
Federal Home Loan Bank advances	8,297	9,373
Accrued interest payable and other liabilities	1,980	1,922

Total liabilities	239,677	230,401
Commitments and contingent liabilities	—	—

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value; 350,000 shares authorized	—	—
Common shares, no par value; 3,500,000 shares authorized; 2,168,329 and 2,160,000 shares issued as of June 30, 2010 and 2009, respectively	4,968	4,869
Retained earnings	19,470	18,244
Treasury stock, at cost (130,442 common shares at June 30, 2010 and 2009)	(1,659)	(1,659)
Accumulated other comprehensive income	937	7

Total shareholders’ equity	23,716	21,461

Total liabilities and shareholders’ equity	$263,393	$251,862

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

Years Ended June 30, 2010 and 2009

(Dollar amounts in thousands, except per share data)

	2010	2009
Interest income:
Loans, including fees	$9,939	$10,065
Federal funds sold and interest-bearing deposits in financial institutions	61	78
Securities:
Taxable	1,827	2,186
Tax-exempt	783	771

Total interest income	12,610	13,100
Interest expense:
Deposits	2,217	3,013
Short-term borrowings	50	212
Federal Home Loan Bank advances	293	328

Total interest expense	2,560	3,553

Net interest income	10,050	9,547
Provision for loan losses	544	579

Net interest income after provision for loan losses	9,506	8,968

Other income:
Service charges on deposit accounts	1,540	1,671
Debit card interchange income	524	447
Bank owned life insurance income	176	170
Securities gains, net	218	185
Other-than-temporary loss
Total impairment loss	(410)	—
Loss recognized in other comprehensive income	—	—

Net impairment loss recognized in earnings	(410)	—
Loss on disposition or direct write-down of other real estate owned	(53)	—
Other	153	142

Total other income	2,148	2,615
Other expenses:
Salaries and employee benefits	4,434	4,272
Occupancy and equipment	1,069	1,082
Data processing expenses	534	538
Professional and director fees	370	392
Federal Deposit Insurance Corporation assessments	313	328
Franchise taxes	223	217
Loan and collection expenses	189	217
Amortization of intangible	161	161
Telephone and communications	233	239
Debit card processing expenses	296	273
Other	1,226	1,268

Total other expenses	9,048	8,987

Income before income taxes	2,606	2,596
Income tax expense	567	569

Net income	$2,039	$2,027

Basic earnings per share	$1.00	$1.00

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN COMPREHENSIVE INCOME

Years Ended June 30, 2010 and 2009

(Dollar amounts in thousands, except per share data)

	2010	2009
Net Income	$2,039	$2,027

Other comprehensive income (loss), net of tax:
Net change in unrealized gains (losses):
Other-than-temporarily impaired securities:
Unrealized gains on other-than-temporarily impaired securities	66	—
Reclassification adjustment for losses included in income	410	—

Net unrealized gain	476	—
Income tax effect	162	—

	314	—
Available-for-sale securities which are not other-than-temporarily impaired:
Unrealized gains arising during the period	1,151	1,207
Reclassification adjustment for gains included in income	(218)	(185)

Net unrealized gain	933	1,022
Income tax effect	317	347

	616	675

Other comprehensive income	930	675

Total comprehensive income	$2,969	$2,702

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended June 30, 2010 and 2009

(Dollar amounts in thousands, except per share data)

	Common Shares	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance, June 30, 2008	$4,869	$17,029	$(1,659)	$(668)	$19,571
Comprehensive Income:
Net income		2,027			2,027
Other comprehensive income				675	675

Total comprehensive income					2,702
Cash dividends declared ($0.40 per share)		(812)			(812)

Balance, June 30, 2009	4,869	18,244	(1,659)	7	21,461
Comprehensive Income:
Net income		2,039			2,039
Other comprehensive income				930	930

Total comprehensive income					2,969
Issuance of 8,329 shares for dividend reinvestment and stock purchase plan	99				99
Cash dividends declared ($0.40 per share)		(813)			(813)

Balance, June 30, 2010	$4,968	$19,470	$(1,659)	$937	$23,716

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30, 2010 and 2009

(Dollar amounts in thousands, except per share data)

	2010	2009
Cash flows from operating activities:
Net income	$2,039	$2,027
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	430	455
Securities amortization and accretion, net	431	73
Provision for loan losses	544	579
Gain on disposal of premises	—	(4)
Loss on disposition or direct write-down of other real estate owned	53	—
Deferred income taxes	(316)	(105)
Gain on sale of securities	(218)	(185)
Impairment loss on securities	410	—
Stock dividend on FHLB stock	—	(13)
Intangible amortization	161	161
Increase in cash surrender value of life insurance	(176)	(170)
Change in:
Accrued interest receivable	95	44
Accrued interest payable	(62)	(72)
Other assets and other liabilities	(776)	(280)

Net cash flows from operating activities	2,615	2,510

Cash flows from investing activities:
Securities available-for-sale
Purchases	(27,330)	(25,934)
Maturities, calls and principal pay downs	16,956	12,070
Proceeds from sales of available for sale securities	7,672	13,436
Net (increase)/decrease in certificates of deposit with other financial institutions	1,032	(2,012)
Net increase in loans	(14,622)	(8,286)
Acquisition of premises and equipment	(235)	(210)
Proceeds from sale/disposal of premises	—	7
Proceeds from sale of other real estate owned	323	24
Improvement to other real estate owned	—	(6)

Net cash flows from investing activities	(16,204)	(10,911)

Cash flows from financing activities:
Net increase in deposit accounts	12,263	15,207
Repayments of FHLB advances	(1,076)	(1,228)
Change in short-term borrowings	(1,969)	3,163
Proceeds from dividend reinvestment and stock purchase plan	99	—
Dividends paid	(813)	(812)

Net cash flows from financing activities	8,504	16,330

Increase (decrease) in cash and cash equivalents	(5,085)	7,929
Cash and cash equivalents, beginning of year	18,891	10,962

Cash and cash equivalents, end of year	$13,806	$18,891

Supplemental noncash disclosures:
Transfers from loans to repossessed assets	$220	$199

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010 and 2009

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

Cash Flows: Cash and cash equivalents include cash, deposits with other financial institutions with original maturities of less than 90 days and federal funds sold. Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions and short-term borrowings. Cash paid for interest was $2,622 and $3,625 for the years ending June 30, 2010 and 2009. Cash paid for income taxes was $785 and $725 for the years ending June 30, 2010 and 2009.

Interest–Bearing Deposits in Other Financial Institutions: Interest-bearing deposits in other financial institutions mature within one year and are carried at cost.

Cash Reserves: The Bank is required to maintain cash on hand and non-interest bearing balances on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing requirements. The required reserve balance at June 30, 2010 and 2009 was $1,768 and $1,897, respectively.

Securities: Securities are generally classified into either held-to-maturity or available-for-sale categories. Held-to-maturity securities are carried at amortized cost and are those that the Corporation has the positive intent and ability to hold to maturity. Available-for-sale securities are those that the Corporation may decide to sell before maturity if needed for liquidity, asset-liability management, or other reasons. Available-for-sale securities are reported at fair value, with unrealized gains or losses included in other comprehensive income as a separate component of equity, net of tax. Federal bank and other restricted stocks, such as Federal Home Loan Bank stock, are carried at cost.

Realized gains or losses on securities sold are determined based on the amortized cost of the specific security sold. Interest and dividends on securities, including amortization of premiums and accretion of discounts computed under a system materially consistent with the level-yield method, are recognized as interest income. Prepayment activity on mortgage-backed securities is affected primarily by changes in interest rates. Yields on mortgage-backed securities are adjusted as prepayments occur through changes to premium amortization or discount accretion.

Management evaluates securities for OTTI at least on a quarterly basis and more frequently when economic or market conditions warrant such an evaluation. Management assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.

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

Loans: Loans are reported at the principal balance outstanding, net of deferred loan fees and costs, and an allowance for loan losses. Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. Interest income on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in the process of collection. Consumer loans are typically charged off no later than 90 days past due. Past due status is determined by the contractual terms of the loan. In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not received on loans placed on non-accrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when the customer has exhibited the ability to repay and demonstrated this ability over a consecutive six month period and future payments are reasonably assured.

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

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required based on past loan loss experience, the nature of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors.

A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans, for which the terms have been modified and for which the borrower is experiencing financial difficulties, are considered trouble debt restructurings and classified as impaired. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer loans and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected from the collateral. Loans are evaluated for impairment when payments are delayed, typically 90 days or more, or when it is probable that not all principal and interest amounts will be collected according to the original terms of the loan. Troubled debt restructures are measured at the present value of estimated future cash flows using the loans’s effective interest rate at inception.

Other Real Estate Owned: Real estate properties acquired through, or in lieu of, loan foreclosure are initially recorded at fair value less costs to sell at the date of acquisition, establishing a new cost basis. Any reduction to fair value from the carrying value of the related loan at the time of acquisition is accounted for as a loan loss. If the fair value declines after

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

acquisition, a valuation allowance is recorded as a charge to income. Operating costs after acquisition are expensed. Gains and losses on disposition are reported as a charge to income.

Premises and Equipment: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed primarily using the straight-line method over the estimated useful life of the owned asset and, for leasehold improvements, generally over the lesser of the remaining term of the lease facility or the estimated economic life of the improvement. Useful lives range from three years for software to thirty-nine and one-half years for buildings.

Cash Surrender Value of Life Insurance: The Bank has purchased single-premium life insurance policies to insure the lives of current and former participants in the salary continuation plan. As of June 30, 2010, the Bank had policies with total death benefits of $10,328 and total cash surrender values of $4,798. As of June 30, 2009, the Bank had policies with total death benefits of $10,225 and total cash surrender values of $4,622. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other changes or other amounts due that are probable at settlement. Tax-exempt income is recognized from the periodic increases in cash surrender value of these policies. The amount included in income (net of policy commissions and mortality costs) was $176, and $170 for the years ended June 30, 2010 and 2009, respectively.

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

Profit Sharing Plan: The Bank maintains a 401(k) profit sharing plan covering all eligible employees. Matching contributions are made and expensed annually.

Income Taxes: The Corporation files a consolidated federal income tax return. Income tax expense is the sum of the current-year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. The Corporation applies a more likely than not recognition threshold for all tax uncertainties in accordance with U. S. generally accepted accounting principles. A tax position is recognized as a benefit only if it is more likely than not the position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit greater than 50% likely of being realized on examination. The Corporation recognizes interest and/or penalties related to income tax matters in income tax expense.

Earnings and Dividends Declared per Share: Earnings per common share is net income divided by the weighted average common shares outstanding during the period. The weighted average number of common shares outstanding was 2,032,588 and 2,029,558 for the years ended June 30, 2010 and 2009, respectively. The Corporation’s capital structure contains no dilutive securities.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Dividend Restrictions: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the holding company or by the holding company to shareholders. As of June 30, 2010 the Bank could, without prior approval, declare a dividend of approximately $3,288.

Adoption of New Accounting Standards: ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures About Fair Value Measurements.” ASU 2010-06 requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. ASU 2010-06 further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) company’s should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The new disclosures and clarifications of existing disclosures about Level 1 and Level 2 securities are effective for interim and annual reporting periods beginning after December 15, 2009. The disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The early adoption of this update did not have a material effect on the Corporation’s results of operations or financial position. See Note 13 – Fair Value.

Newly Issued But Not Yet Effective Accounting Standards: Accounting Standards Update (ASU) No. 2009-16, “Transfers and Servicing (Topic 860) – Accounting for Transfers of Financial Assets.” ASU 2009-16 amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The provisions of ASU 2009-16 will be effective for the Corporation on July 1, 2010 and the effect of adopting this new guidance is not expected to have a significant impact on the Corporation’s financial statements.

On July 21, 2010, the FASB issued ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” which requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable. Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings will also be required. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. This ASU is effective for interim and annual reporting periods after December 15, 2010. The Corporation will include these disclosures in the notes to the financial statements upon adoption of this ASU.

Reclassifications: Certain reclassifications have been made to the June 30, 2009 financial statements to be comparable to the June 30, 2010 presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2—SECURITIES

The following table sets forth certain information regarding the amortized cost and fair value of the Corporation’s available-for-sale securities at the dates indicated.

Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2010
Obligations of U.S. government-sponsored entities and agencies	$10,771	$236	$(3)	$11,004
Obligations of state and political subdivisions	20,073	392	(218)	20,247
Mortgage-backed securities - residential	24,333	1,279	—	25,612
Collateralized mortgage obligations	7,094	34	(151)	6,977
Trust preferred security	572	—	(150)	422

Total securities	$62,843	$1,941	$(522)	$64,262

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2009
Obligations of U.S. government sponsored entities and agencies	$14,278	$385	$(1)	$14,662
Obligations of state and political subdivisions	18,171	62	(608)	17,625
Mortgage-backed securities - residential	26,342	785	—	27,127
Collateralized mortgage obligations	992	25	(12)	1,005
Trust preferred security	982	—	(626)	356

Total securities	$60,765	$1,257	$(1,247)	$60,775

Proceeds from sales and calls of all equity and debt securities during 2010 and 2009 were as follows:

	2010	2009
Proceeds from sales	$7,672	$13,436
Gross realized gains	219	238
Gross realized losses	1	53

The amortized cost and fair values of available-for-sale securities at June 30, 2010 by expected maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, collateralized mortgage obligations and the trust preferred security are shown separately.

	Amortized Cost	Fair Value
Due in one year or less	$4,902	$5,015
Due after one year through five years	6,363	6,520
Due after five years through ten years	4,327	4,310
Due after ten years	15,252	15,406

Total	30,844	31,251
Mortgage-backed securities – residential	24,333	25,612
Collateralized mortgage obligations	7,094	6,977
Trust preferred security	572	422

Total	$62,843	$64,262

Securities with a carrying value of approximately $40,901 and $39,901 were pledged at June 30, 2010 and 2009, respectively, to secure public deposits and commitments as required or permitted by law. At June 30, 2010, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, with an aggregate book value greater than 10% of shareholders’ equity. At June 30, 2009, available-for-sale securities included municipal securities issued by

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Farmersville Texas school district that are insured by Permanent School Fund Guarantee with an aggregate book value of $2,175, or 10.1%, of shareholders’ equity.

The following table summarizes the securities with unrealized losses at June 30, 2010 and 2009, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or more		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2010
Obligations of U.S. government-sponsored entities	$764	$(3)	$—	$—	$764	$(3)
Obligations of states and political subdivisions	5,331	(179)	649	(39)	5,980	(218)
Collateralized mortgage obligations	4,763	(151)	—	—	4,763	(151)
Trust preferred security	—	—	422	(150)	422	(150)

Total temporarily impaired	$10,858	$(333)	$1,071	$(189)	$11,929	$(522)

	Less than 12 Months		12 Months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

June 30, 2009
Obligations of government sponsored entities	$532	$(1)	$—	$—	$532	$(1)
Obligations of states and political subdivisions	8,425	(267)	4,277	(341)	12,702	(608)
Collateralized mortgage obligations	—	—	135	(12)	135	(12)
Trust preferred security	—	—	356	(626)	356	(626)

Total temporarily impaired	$8,957	$(268)	$4,768	$(979)	$13,725	$(1,247)

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

As of June 30, 2010, the Corporation’s security portfolio consisted of $64,262, of which $11,929 were in an unrealized loss position. The majority of unrealized losses are related to the Corporation’s obligations of states and political subdivisions, collateralized mortgage obligations and the trust preferred security, as discussed below:

Collateralized Mortgage Obligations: At June 30, 2010, approximately 98.6% of the collateralized mortgage obligations held by the Corporation were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Corporation does not have the intent to sell these collateralized mortgage obligations and it is likely that it will not be required to sell the securities before

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

their anticipated recovery, the Corporation does not consider these securities to be other-than-temporarily impaired at June 30, 2010.

Obligations of States and Political Subdivisions: At June 30, 2010, approximately 89.1% of the obligations of states and political subdivisions held by the Corporation were general obligation bonds and 10.9% were revenue bonds. The decline in fair value of these securities is mainly attributable to temporary illiquidity and the turmoil within the municipal bond insurance industry, not credit quality. The recent credit concerns within the municipal bond insurance industry have reduced the liquidity of these securities and, as a result, have caused a decline in the value for some municipal securities. Management monitors the financial data of the individual municipalities to insure they meet minimum credit standards. Therefore, since the Corporation does not intend to sell these securities and it is not likely the Corporation will be required to sell these securities at an unrealized loss position prior to any anticipated recovery in fair value, which may be maturity, management does not believe there is any other-than-temporary impairment related to these securities at June 30, 2010.

Trust Preferred Security: The Corporation owns a trust preferred security, which represents collateralized debt obligations (CDOs) issued by other financial and insurance companies. The following table summarizes the relevant characteristics of the pooled-trust-preferred security at June 30, 2010. The security is part of a pool of issuers that support a more senior tranche of securities. Due to the illiquidity in the market, it is unlikely the Corporation would be able to recover its investment in this security if the Corporation sold the security at this time.

Deal Name	Par Value	Book Value	Fair Value	Unrealized Loss	# of Issuers Currently Performing/ Remaining	Actual Deferrals and Defaults as a % of Original Collateral	Expected Defaults as a % of Remaining Collateral	Excess Subordination (2)
Pre Tsl XXII (1)	$982	$572	$422	$150	67/98	28.5%	13.3%	—

(1)	Security was determined to have other-than-temporary impairment. As such, the book value is net of recorded credit impairment.
(2)	Excess subordination percentage represents the additional defaults in excess of both current and projected defaults that the security can absorb before the bond experiences credit impairment. Excess subordinated percentage is calculated by: (a) determining what percentage of defaults a deal can experience before the bond has credit impairment, and (b) subtracting from this default breakage percentage both total current and expected future default percentages.

Due to an increase in principal and/or interest deferrals by the issuers of the underlying securities, the cash interest payments for the trust preferred security are being deferred. On June 30, 2010, the lowest credit rating on this security was Fitch’s rating of C, which is defined as highly speculative. The issuers in this security are primarily banks, bank holding companies and a limited number of insurance companies. The investment security is evaluated using a model to compare the present value of expected cash flows to prior periods expected cash flows to determine if there has been an adverse change in cash flows during the period. The discount rate used to calculate the cash flows is the coupon rate of the security, based on the forward LIBOR curve. The OTTI model considers the structure and term of the CDO along with the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. We assume no recoveries on defaults and all interest payment deferrals are treated as defaults with an assumed recovery rate of 15% on deferrals. In addition we use the model to “stress” the CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of the Corporation’s note class. According to the June 30, 2010 analysis, the expected cash flows were below the recorded amortized cost of the trust preferred security. Therefore, management determined it was appropriate to record an other-than-temporary impairment loss from this security of $410 during the 2010 fiscal year-to-date period. Management has reviewed this security and these conclusions with an independent third party. If there is further deterioration in the underlying collateral of this security, other-than-temporary impairments may also occur in future periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3—LOANS

Major classifications of loans were as follows as of June 30:

	2010	2009
Real estate—mortgage	$51,166	$49,130
Real estate—construction	3,244	6,907
Commercial, financial and agricultural	114,320	98,636
Installment loans to individuals	5,824	5,724

	174,554	160,397
Deferred loan fees and costs	(271)	(256)
Allowance for loan losses	(2,276)	(1,992)

Net loans	$172,007	$158,149

The changes in the allowance for loan losses consists of the following for the years ended June 30:

	2010	2009
Balance at beginning of year	$1,992	$1,709
Provision for loan losses	544	579
Loans charged-off	(361)	(400)
Recoveries	101	104

Balance at end of year	$2,276	$1,992

Impaired loans were as follows as of June 30:

	2010	2009
Loans with no allocated allowance for loan losses	$717	$—
Loans with allocated allowance for loan losses	1,918	2,231

Total impaired loans	$2,635	$2,231

Amount of allowance for loan losses allocated	543	344

	2010	2009
Average of impaired loans during the year	$2,323	$1,854
Interest income recognized during impairment	—	42
Cash-basis interest income recognized	—	42

Included in impaired loans were $806 of loans for which the Corporation has modified the repayment terms during fiscal year 2010 and are considered trouble debt restructurings. There were no troubled debt restructurings in fiscal year 2009.

Nonperforming loans were as follows:

	2010	2009
Loans past due over 90 days and still accruing	$—	$328
Loans on non-accrual	2,342	2,476
Increase in interest income if loans had been on accrual	165	175

The Bank has granted loans to certain of its executive officers, directors and their affiliates. A summary of activity during the year ended June 30, 2010 of related party loans were as follows:

2010
Principal balance at beginning of year	$1,809
New loans	111
Repayments	(474)

Principal balance at end of year	$1,446

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4—PREMISES AND EQUIPMENT

Major classifications of premises and equipment were as follows as of June 30:

	2010	2009
Land	$953	$953
Land improvements	327	327
Building and leasehold improvements	3,433	3,298
Furniture, fixture and equipment	5,076	5,060

Total premises and equipment	9,789	9,638
Accumulated depreciation and amortization	(6,208)	(5,862)

Premises and equipment, net	$3,581	$3,776

Depreciation was $430 and $455 for the years ended June 30, 2010 and 2009, respectively.

The Corporation is obligated under non-cancelable operating leases for facilities and equipment. The approximate minimum annual rentals and commitments under these non-cancelable agreements and leases with remaining terms in excess of one year are as follows:

2011	114
2012	114
2013	104
2014	90
2015	74
Thereafter	17

$513

Rent expense incurred was $99 and $96 during the fiscal years ended June 30, 2010 and 2009, respectively.

NOTE 5—INTANGIBLE ASSETS

The following summarizes the original balance and accumulated amortization of core deposit intangible assets at June 30, 2010 and 2009:

	2010	2009
Original balance	$1,927	$1,927
Less: accumulated amortization	1,677	1,516

Net balance, June 30	$250	$411

Amortization expense for the years ended June 30, 2010 and 2009 was $161 for each year. Amortization expense is estimated to be $161 for the fiscal year ending June 30, 2011 and $89 for the fiscal year ending June 30, 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6—DEPOSITS

The aggregate amount of time deposits, each with a minimum denomination of $100 thousand was $33,764 and $31,007 as of June 30, 2010 and 2009, respectively.

Scheduled maturities of time deposits at June 30, 2010 were as follows:

2011	$61,784
2012	14,470
2013	7,916
2014	2,400
2015	3,259
Thereafter	1,435

$91,264

Related party deposits totaled $4,088 as of June 30, 2009 and $3,700 as of June 30, 2009.

NOTE 7—SHORT-TERM BORROWINGS

Short-term borrowings consisted of repurchase agreements. Repurchase agreements are financing arrangements. Physical control is maintained for all securities pledged to secure repurchase agreements. Information concerning all short-term borrowings at June 30, maturing in less than one year is summarized as follows:

	2010	2009
Balance at June 30	$13,086	$15,055
Average balance during the year	12,977	14,327
Maximum month-end balance	14,267	16,183
Average interest rate during the year	0.39%	1.48%
Weighted average rate June 30	0.38%	0.50%

Repurchase agreements mature daily. The Bank has pledged obligations of government-sponsored entities and mortgage-backed securities with a carrying value of $14,823 and $15,730 at June 30, 2010 and 2009, respectively, as collateral for the repurchase agreements. Total interest expense on short-term borrowings was $50 and $212 for the years ended June 30, 2010 and 2009, respectively.

NOTE 8—FEDERAL HOME LOAN BANK ADVANCES

A summary of Federal Home Loan Bank (FHLB) advances were as follows:

Advance Type	Maturity	Term	Interest Rate	Balance June 30, 2010	Balance June 30, 2009
Interest-only, single maturity	01/15/2010	Fixed	2.96	$—	$625
Interest-only, single maturity	01/28/2010	Fixed	2.92	—	250
Principal and interest, mortgage matched	07/01/2010	Fixed	6.90	1	13
Principal and interest, mortgage matched	10/01/2010	Fixed	7.00	3	15
Principal and interest, mortgage matched	12/01/2010	Fixed	6.10	28	82
Interest-only, single maturity	01/18/2011	Fixed	3.14	625	625
Interest-only, single maturity	01/24/2011	Fixed	3.09	500	500
Interest-only, single maturity	07/22/2011	Fixed	3.24	500	500
Interest-only, single maturity	01/24/2012	Fixed	3.37	500	500
Interest-only, single maturity	07/24/2012	Fixed	3.50	500	500
Principal and interest, mortgage matched	04/01/2014	Fixed	2.54	141	219
Interest-only, putable	12/07/2017	Fixed	3.24	5,000	5,000
Principal and interest, mortgage matched	04/01/2019	Fixed	4.30	499	544

				$8,297	$9,373

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Twelve Months Ending June 30	Principal Payments
2011	$1,268
2012	1,089
2013	579
2014	69
2015	57
Thereafter	5,235

$8,297

Pursuant to collateral agreements with the FHLB, advances are secured by all the stock invested in the FHLB and certain qualifying first mortgage loans. The advances were collateralized by $36,211 and $33,209 of first mortgage loans under a blanket lien arrangement at June 30, 2010 and 2009, respectively. Based on this collateral and the Corporation’s holdings of FHLB stock, the Bank is eligible to borrow up to a total of $16,676 in advances at June 30, 2010.

NOTE 9—EMPLOYEE BENEFIT PLANS

The Bank has a 401(k) savings and retirement plan available for substantially all eligible employees. Under the plan, the Bank is required to match each participant’s voluntary contribution to the plan but not to exceed 4% of the individual’s compensation. Amounts charged to operations were $109 and $111, for the years ended June 30, 2010 and 2009, respectively.

The Bank has adopted a Salary Continuation Plan (the Plan) to encourage Bank executives to remain employees of the Bank. The Plan provides such executives (and, in the event of the executive’s death, surviving beneficiary) with 180 months of salary continuation payments equal to a certain percentage of an executive’s average compensation, as defined within each agreement, for the three full calendar years prior to Normal Retirement Age. For purposes of the Plan, “Normal Retirement Age” means the executive’s 65th birthday. Vesting under the Plan commences at age 50 and is prorated until age 65. If an executive dies during active service, the executive’s beneficiary is entitled to the Normal Retirement Benefit. The executive can become fully vested in the Accrual Balance upon termination of employment following a disability or a change in control of the Bank. For purposes of the Plan, “Accrual Balance” means the liability that should be accrued by the Corporation for the Corporation’s obligation to the executive under the Plan. For purposes of calculating the Accrual Balance, the discount rate in effect at June 30, 2010 was 5.5%. The accrued liability for the salary continuation plan was $1,002 as of June 30, 2010 and $857 as of June 30, 2009. For the years ended June 30, 2010 and 2009, approximately $166 and $4, respectively, have been charged to expense in connection with the Plan. Distributions to participants were $22 and $20 for the years ending June 30, 2010 and 2009, respectively. The salary continuation benefit accrual and expense for fiscal 2009 was reduced by approximately $140 as a result of the departure of the previous chief executive officer.

NOTE 10—INCOME TAXES

The provision for income taxes consists of the following for the years ended June 30:

	2010	2009
Current income taxes	$883	$674
Deferred income taxes (benefits)	(316)	(105)

	$567	$569

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The net deferred income tax asset consists of the following components at June 30:

	2010	2009

Deferred tax assets:
Allowance for loan losses	$610	$514
Deferred compensation	354	310
Recognized loss on impairment of security	139	—
Intangibles	111	100
OREO deferred gain	19	20
OREO valuation allowance	6	—
Nonaccrual loan interest income	49	30

Gross deferred tax asset	1,288	974

Deferred tax liabilities:
Depreciation	(135)	(166)
Loan fees	(184)	(162)
Prepaid expenses	(88)	(81)
FHLB stock dividends	(165)	(165)
Net unrealized securities gain	(483)	(4)

Gross deferred tax liabilities	(1,055)	(578)

Net deferred asset	$233	$396

The difference between the provision for income taxes and amounts computed by applying the statutory income tax rate of 34% to statutory income before taxes consists of the following for the years ended June 30:

	2010	2009
Income taxes computed at the statutory rate on pretax income	$886	$883
Tax exempt income	(270)	(266)
Cash surrender value income	(60)	(58)
Other	11	10

	$567	$569

At June 30, 2010 and June 30, 2009, the Corporation had no unrecognized tax benefits recorded. The Corporation does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months. There were no interest or penalties recorded for the years ended June 30, 2010 and 2009 and there were no amounts accrued for interest and penalties at June 30, 2010 and 2009.

The Corporation and the Bank are subject to U.S. federal income tax as an income-based tax and a capital-based franchise tax, respectively, in the state of Ohio. The Corporation and the Bank are no longer subject to examination by taxing authorities for years before 2006.

NOTE 11—REGULATORY MATTERS

The Bank is subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective-action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. Management believes as of June 30, 2010, the Bank has met all capital adequacy requirements to which it is subject.

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, under-capitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required.

As of fiscal year-end 2010, the Corporation met the definition of a small bank holding company and, therefore, was exempt from consolidated risk-based and leverage capital adequacy guidelines for bank holding companies. At year-end 2010 and 2009, actual Bank capital levels (in millions) and minimum required levels were as follows:

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2010
Total capital (to risk weighted assets) Bank	$24.7	13.4%	$14.8	8.0%	$18.5	10.0%
Tier 1 capital (to risk weighted assets) Bank	20.4	11.1	7.4	4.0	11.1	6.0
Tier 1 capital (to average assets) Bank	20.4	7.8	10.5	4.0	13.1	5.0
June 30, 2009
Total capital (to risk weighted assets) Bank	$22.9	12.7%	$14.4	8.0%	$18.0	10.0%
Tier 1 capital (to risk weighted assets) Bank	18.9	10.5	7.2	4.0	10.8	6.0
Tier 1 capital (to average assets) Bank	18.9	7.6	9.9	4.0	12.4	5.0

As of the latest regulatory examination, the Bank was categorized as well capitalized. There are no conditions or events since that examination that management believes may have changed the Bank’s category.

The Corporation’s principal source of funds for dividend payment is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. As of June 30, 2010 the Bank could, without prior approval, declare a dividend of approximately $3,288.

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

The Bank evaluates each customer’s credit on a case by case basis. The amount of collateral obtained is based on management’s credit evaluation of the customer. The amount of commitments to extend credit and the exposure to credit loss for non-performance by the customer was $23,435 and $25,350 as of June 30, 2010 and 2009, respectively. Of the June 30, 2010 commitments, $22,690 carried variable rates of interest ranging from 2.00% to 10.00% and $745 carried fixed rates of interest ranging from 2.25% to 8.12%. Of the June 30, 2009 commitments, $21,737 carried variable rates of interest ranging from 2.00% to 10.00% and $3,613 carried fixed rates of interest ranging from 3.25% to 8.00%. Financial standby letters of credit were $477 and $498 As of June 30, 2010 and 2009, respectively. In addition, commitments to extend credit of $6,333 and $6,253 as of June 30, 2010 and 2009, respectively, were available to checking account customers related to the overdraft protection program. Since some loan commitments expire without being used, the amount does not necessarily represent future cash commitments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13—FAIR VALUE

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair values:

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

The Corporation used the following methods and significant assumptions to estimate the fair value of items:

Securities: When available, the fair values of available-for-sale securities are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs). If quoted market prices are not available, fair values are estimated using matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). For securities where quoted prices or market prices of similar securities are not available, fair values are estimated using a discounted cash flow model and market liquidity premium (Level 3 inputs). Discounted cash flows are calculated using spread to the swap and LIBOR curves. Rating agency and industry research reports as well as defaults and deferrals on individual securities are reviewed and incorporated into the calculations.

Federal bank and other restricted stocks includes stock acquired for regulatory purposes, such as Federal Home Loan Bank stock and Federal Reserve Bank stock that are accounted for at cost due to restrictions placed on their transferability; and therefore, are not subject to the fair value disclosure requirements.

Impaired Loans: The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

Other Real Estate Owned: Nonrecurring adjustments to certain commercial and residential real estate properties classified as other real estate owned (OREO) are measured at the lower of carrying amount or fair value, less costs to sell. Fair values are generally based on third party appraisals of the property, resulting in a Level 3 classification. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at June 30, 2010 Using
	Balance at June 30, 2010	Level 1	Level 2	Level 3
Assets:
Obligations of government-sponsored entities	$11,004	$—	$11,004	$—
Obligations of states and political subdivisions	20,247	—	20,247	—
Mortgage-backed securities - residential	25,612	—	25,612	—
Collateralized mortgage obligations	6,977	—	6,977	—
Trust preferred security	422	—	—	422

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Fair Value Measurements at June 30, 2009 Using
	Balance at June 30, 2009	Level 1	Level 2	Level 3
Assets:
Obligations of government sponsored entities	$14,662	$—	$14,662	$—
Obligations of states and political subdivisions	17,625	—	17,625	—
Mortgage-backed securities - residential	27,127	—	27,127	—
Collateralized mortgage obligations	1,005	—	1,005	—
Trust preferred security	356	—	—	356

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended June 30, 2010 and 2009:

	Trust Preferred Security
	2010	2009
Beginning balance	$356	$741
Realized losses included in other income	(410)	—
Change in fair value included in other comprehensive income	476	(385)

Ending balance, June 30	$422	$356

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at June 30, 2010 Using
	Balance at June 30, 2010	Level 1	Level 2	Level 3
Assets:
Impaired loans	$1,375	$—	$—	$1,375
Other real estate owned, net	5	—	—	5

		Fair Value Measurements at June 30, 2009 Using
	Balance at June 30, 2009	Level 1	Level 2	Level 3
Assets:
Impaired loans	$1,887	$—	$—	$1,887

Impaired loans, which are generally measured for impairment using the fair value of the collateral for collateral dependant loans, had a principal balance of $1,918, with a valuation allowance of $543 at June 30, 2010, resulting in an additional provision for loan losses of $344 being recorded for the twelve month period ended June 30, 2010. As of June 30, 2009, impaired loans with a principal balance of $2,231, with a valuation allowance of $344, resulting in an additional provision for loan losses of $295 being recorded for the twelve month period ended June 30, 2009.

Other real estate owned which is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $5, which is made up of the outstanding balance of $22, net of a valuation allowance of $17 at June 30, 2010, resulting in a write-down of $17 for the year ended June 30, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The following table shows the estimated fair value at June 30, 2010 and 2009, and the related carrying value of financial instruments:

	2010		2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial Assets:
Cash and cash equivalents	$13,806	$13,806	$18,891	$18,891
Certificates of deposits in other financial institutions	980	980	2,012	2,012
Securities available-for-sale	64,262	64,262	60,775	60,775
Loans, net	172,007	167,577	158,149	154,542
Accrued interest receivable	943	943	1,038	1,038
Financial Liabilities:
Demand and savings deposits	(125,050)	(125,050)	(113,621)	(113,621)
Time deposits	(91,264)	(91,926)	(90,430)	(91,593)
Short-term borrowings	(13,086)	(13,086)	(15,055)	(15,055)
Federal Home Loan Bank advances	(8,297)	(8,681)	(9,373)	(9,841)
Accrued interest payable	(122)	(122)	(184)	(184)

For purposes of the above disclosures of estimated fair value, the following assumptions were used. Estimated fair value for cash and cash equivalents, accrued interest receivable and payable, demand and savings deposits and short term borrowings were considered to approximate carrying value for instruments that reprice frequently and fully. Fair value for loans was estimated for portfolios of loans with similar financial characteristics. For adjustable rate loans that reprice at least annually and for fixed rate commercial loans with maturities of six months or less which possess normal risk characteristics, carrying value was determined to be fair value. Fair value of other types of loans (including adjustable rate loans which reprice less frequently than annually and fixed rate term loans or loans which possess higher risk characteristics) was estimated by discounting future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for similar anticipated maturities. Fair value for impaired loans was based on recent appraisals of the collateral or, if appropriate, using estimated discounted cash flows. The Corporation has not considered market illiquidity in estimating the fair value of loans due to uncertain and inconsistent market pricing being experienced on June 30, 2010.

Fair value of core deposits, including demand deposits, savings accounts and certain money market deposits, was the amount payable on demand. Fair value of fixed-maturity certificates of deposit was estimated using the rates offered at June 30, 2010 and 2009, for deposits of similar remaining maturities. Estimated fair value does not include the benefit that result from low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market. Fair value of short-term borrowings and accrued interest was determined to be the carrying amounts since these financial instruments generally represent obligations that are due on demand. Fair value of Federal Home Loan Bank advances was estimated using current rates at June 30, 2010 and 2009 for similar financing. The fair value of unrecorded commitments at June 30, 2010 and 2009 was not material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14—PARENT COMPANY FINANCIAL STATEMENTS

Condensed financial information of Consumers Bancorp. Inc. (parent company only) follows:

	June 30, 2010	June 30, 2009

Condensed Balance Sheets
Assets
Cash	$114	$126
Subordinated debenture receivable from subsidiary	2,000	2,000
Other assets	94	98
Investment in subsidiary	21,577	19,285

Total assets	$23,785	$21,509

Liabilities
Other liabilities	$69	$48
Shareholders’ equity	23,716	21,461

Total liabilities & shareholders’ equity	$23,785	$21,509

	Year Ended June 30, 2010	Year Ended June 30, 2009

Condensed Statements of Income
Cash dividends from subsidiary	$700	$800
Other income	160	160
Other expense	188	177

Income before income taxes and equity in undistributed net income of subsidiary	672	783
Income tax benefit	(5)	(2)

Income before equity in undistributed net income of subsidiary	677	785
Equity in undistributed net income of subsidiary	1,362	1,242

Net income	$2,039	$2,027

	Year Ended June 30, 2010	Year Ended June 30, 2009

Condensed Statements of Cash Flows
Cash flows from operating activities
Net income	$2,039	$2,027
Equity in undistributed net income of Bank subsidiary	(1,362)	(1,242)
Change in other assets and liabilities	25	(19)

Net cash flows from operating activities	702	766
Cash flows from investing activities
Acquisition of premises and equipment	—	(5)

Net cash flows from investing activities	—	(5)
Cash flows from financing activities
Dividend paid	(813)	(812)
Proceeds from dividend reinvestment and stock purchase plan	99	—

Net cash flows from financing activities	(714)	(812)

Change in cash and cash equivalents	(12)	(51)
Beginning cash and cash equivalents	126	177

Ending cash and cash equivalents	$114	$126

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A—CONTROLS AND PROCEDURES

The management of the Corporation is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934 (Act). As of June 30, 2010, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, management concluded that the Corporation’s disclosure controls and procedures as of June 30, 2010 were effective in ensuring that information required to be disclosed by the Corporation in the reports that it files or submits under the Act were recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Corporation’s internal controls over financial reporting that occurred during the fourth quarter of fiscal year 2010 that have materially affected, or are reasonably likely to materially affect the Corporation’s internal controls over financial reporting. The Report of Management on the Company’s Internal Controls Over Financial Reporting appears on page 21.

ITEM 9B—OTHER INFORMATION

None.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth in the Corporation’s Proxy Statement dated September 22, 2010 under the captions “Election of Directors,” “Directors and Executive Officers,” “The Board of Directors and its Committees,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Certain Transactions and Relationships,” and is incorporated herein by reference.

The Corporation’s Code of Ethics Policy, which is applicable to all directors, officers and employees of the Corporation, and its Code of Ethics for Principal Financial Officers, which is applicable to the principal executive officer and the principal financial officer, are each available on the Investor Relations section under Corporate Governance of the Corporation’s website (www.consumersbank.com). Copies of either of the Code of Ethics Policies are also available in print to share owners upon request, addressed to the Corporate Secretary at Consumers Bancorp, Inc., 614 East Lincoln Way, Minerva, Ohio 44657. The Corporation intends to post amendments to or waivers from its Code of Ethics on its website.

ITEM 11—EXECUTIVE COMPENSATION

The information required by this item is set forth in the Corporation’s Proxy Statement dated September 22, 2010 under the captions “Director Compensation,” “Executive Compensation,” “Defined Contribution Plan,” “Salary Continuation Program,” “Change of Control Agreements,” “Compensation Committee Report,” and “Compensation Committee Interlock and Insider Participation,” and is incorporated herein by reference.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is set forth in the Corporation’s Proxy Statement dated September 22, 2010 under the caption “Security Ownership of Certain Beneficial Owners and Management,” and is incorporated herein by reference.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth in the Corporation’s Proxy Statement dated September 22, 2010 under the caption “Certain Transactions and Relationships,” and is incorporated herein by reference.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is set forth in the Corporation’s Proxy Statement dated September 22, 2010 under the caption “Principal Accountant Fees and Services,” and is incorporated herein by reference.

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	The report of independent registered accounting firm and the consolidated financial statements appearing in Item 8.

(2)	Financial statement schedules are omitted as they are not required or are not applicable, or the required information is included in the financial statements.

(3)	The exhibits required by this item are listed in the Exhibit Index of this Form 10-K.

(b)	The exhibits to this Form 10-K begin on page 48 of this report.

(c)	See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSUMERS BANCORP, INC.

Date: September 22, 2010	By:	/S/ RALPH J. LOBER, II
President and Chief Executive Officer

	By:	/S/ RENEE K. WOOD
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 22, 2010.

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

/S/ HARRY W. SCHMUCK, JR.
Harry W. Schmuck, Jr.
Director

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1	Amended and Restated Articles of Incorporation of the Corporation.

3.2	Amended and Restated Code of Regulations of the Corporation. Reference is made to Form 10-K of the Corporation filed September 15, 2008, which is incorporated herein by reference.

4	Form of Certificate of Common Shares. Reference is made to Form 10-KSB of the Corporation filed September 26, 2002, which is incorporated herein by reference.

10.2	Form of Change of Control. Reference is made to Form 10-K of the Corporation filed September 15, 2005, which is incorporated herein by reference.

10.3	Lease Agreement entered into between Furey Holdings, LLC and Consumers National Bank on December 23, 2005. Reference is made to Form 10-Q of the Corporation filed February 14, 2006, which is incorporated herein by reference.

10.5	Salary Continuation agreement entered into with Mr. Lober on August 29, 2008. Reference is made to Form 10-K of the Corporation filed September 15, 2008, which is incorporated herein by reference.

11	Computation of Earnings per Share. Reference is made to this Annual Report on Form 10-K Note 1 to the Consolidated Financial Statements, which is incorporated herein by reference.

21	Subsidiaries of Consumers Bancorp, Inc. Filed with this Annual Report on Form 10-K.

23	Consent of Crowe Horwath LLP

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.