Form 10-Q
period 2010-09-30
CONSUMERS BANCORP INC /OH/
filed 2010-11-15
CIK 1006830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) or the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value	Outstanding at November 15, 2010
2,040,876 Common Shares

CONSUMERS BANCORP, INC.

FORM 10-Q

QUARTER ENDED September 30, 2010

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements (unaudited)

CONSUMERS BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	September 30, 2010	June 30, 2010
ASSETS
Cash on hand and noninterest-bearing deposits in other banks	$6,464	$5,973
Interest-bearing deposits in other banks	6,171	7,833

Total cash and cash equivalents	12,635	13,806
Certificates of deposit in other financial institutions	1,960	980
Securities, available-for-sale	71,508	64,262
Federal bank and other restricted stocks, at cost	1,186	1,186
Total loans	174,517	174,283
Less allowance for loan losses	(2,357)	(2,276)

Net Loans	172,160	172,007

Cash surrender value of life insurance	4,843	4,798
Premises and equipment, net	3,921	3,581
Intangible assets	209	250
Other real estate owned	1	25
Accrued interest receivable and other assets	2,307	2,498

Total assets	$270,730	$263,393

LIABILITIES
Deposits
Non-interest bearing demand	$48,857	$47,659
Interest bearing demand	13,206	13,687
Savings	64,839	63,704
Time	93,723	91,264

Total deposits	220,625	216,314

Short-term borrowings	15,348	13,086
Federal Home Loan Bank advances	8,259	8,297
Accrued interest and other liabilities	2,149	1,980

Total liabilities	246,381	239,677

SHAREHOLDERS’ EQUITY
Preferred stock (no par value, 350,000 shares authorized)	—	—
Common stock (no par value, 3,500,000 shares authorized; 2,171,318 and 2,168,329 shares issued as of September 30, 2010 and June 30, 2010, respectively)	5,004	4,968
Retained earnings	19,899	19,470
Treasury stock, at cost (130,442 common shares)	(1,659)	(1,659)
Accumulated other comprehensive income	1,105	937

Total shareholders’ equity	24,349	23,716

Total liabilities and shareholders’ equity	$270,730	$263,393

See accompanying notes to consolidated financial statements

CONSUMERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)

	Three Months ended September 30,
	2010	2009
Interest income
Loans, including fees	$2,595	$2,460
Securities
Taxable	425	498
Tax-exempt	210	188
Federal funds sold and other interest bearing deposits	10	24

Total interest income	3,240	3,170

Interest expense
Deposits	465	651
Short-term borrowings	13	14
Federal Home Loan Bank advances	69	78

Total interest expense	547	743

Net interest income	2,693	2,427
Provision for loan losses	102	202

Net interest income after provision for loan losses	2,591	2,225

Non-interest income
Service charges on deposit accounts	335	437
Debit card interchange income	150	118
Bank owned life insurance income	45	44
Securities gains, net	17	111
Gain on disposition of OREO	2	4
Other	57	36

Total non-interest income	606	750

Non-interest expenses
Salaries and employee benefits	1,177	1,072
Occupancy and equipment	264	275
Data processing expenses	136	132
Professional and director fees	103	111
FDIC Assessments	78	81
Franchise taxes	58	55
Telephone and network communications	52	61
Debit card processing expenses	84	71
Amortization of intangible	41	41
Other	371	338

Total non-interest expenses	2,364	2,237

Income before income taxes	833	738
Income tax expense	200	173

Net Income	$633	$565

Basic earnings per share	$0.31	$0.28

See accompanying notes to consolidated financial statements

CONSUMERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Three Months ended September 30,
	2010	2009

Net Income	$633	$565

Other comprehensive income (loss), net of tax:
Unrealized holding gains arising during the period on available-for-sale securities	272	1,831
Reclassification adjustment for gains included in income	(17)	(111)

Net unrealized gain	255	1,720
Income tax effect	87	586

Other comprehensive income	168	1,134

Total comprehensive income	$801	$1,699

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

	Three Months ended September 30,
	2010	2009

Balance at beginning of period	$23,716	$21,461

Comprehensive income
Net Income	633	565
Other comprehensive income	168	1,134

Total comprehensive income	801	1,699

Common stock issued for dividend reinvestment and stock purchase plan (2,989 shares in 2010 and 1,423 shares in 2009)	36	17
Common cash dividends	(204)	(203)

Balance at the end of the period	$24,349	$22,974

Common cash dividends per share	$0.10	$0.10

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Three Months Ended September 30,
	2010	2009
Cash flows from operating activities
Net cash from operating activities	$1,238	$1,038

Cash flow from investing activities
Securities available-for-sale
Purchases	(13,267)	(7,370)
Maturities, calls and principal pay downs	3,594	3,152
Proceeds from sales of available-for-sale securities	2,553	3,164
Net increase in certificates of deposits in other financial institutions	(980)	(99)
Net increase in loans	(255)	(2,178)
Acquisition of premises and equipment	(447)	(64)
Sale of other real estate owned	26	115

Net cash from investing activities	(8,776)	(3,280)

Cash flow from financing activities
Net increase (decrease) in deposit accounts	4,311	(353)
Net change in short-term borrowings	2,262	(1,934)
Repayments of Federal Home Loan Bank advances	(38)	(42)
Proceeds from dividend reinvestment and stock purchase plan	36	17
Dividends paid	(204)	(203)

Net cash from financing activities	6,367	(2,515)

Decrease in cash or cash equivalents	(1,171)	(4,757)

Cash and cash equivalents, beginning of period	13,806	18,891

Cash and cash equivalents, end of period	$12,635	$14,134

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$550	$746
Federal income taxes	65	—
Non-cash items:
Transfer from loans to repossessed assets	$—	$137

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

Basis of Presentation: The consolidated financial statements for interim periods are unaudited and reflect all adjustments (consisting of only normal recurring adjustments), which, in the opinion of management, are necessary to present fairly the financial position and results of operations and cash flows for the periods presented. The unaudited financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by accounting principles generally accepted in the United States of America. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Consumers Bancorp, Inc.’s Form 10-K for the year ended June 30, 2010. The results of operations for the interim period disclosed herein are not necessarily indicative of the results that may be expected for a full year.

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

Earnings per Share: Earnings per common share are computed based on the weighted average common shares outstanding. The weighted average number of outstanding shares was 2,038,569 and 2,029,867 for the quarters ended September 30, 2010 and 2009, respectively. The Corporation’s capital structure contains no dilutive securities.

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

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 2 – Securities

Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2010
Obligations of government sponsored entities	$8,987	$179	$—	$9,166
Obligations of state and political subdivisions	21,961	751	(116)	22,596
Mortgage-backed securities – residential	28,398	1,077	(61)	29,414
Collateralized mortgage obligations	9,916	52	(77)	9,891
Trust preferred security	572	—	(131)	441

Total securities	$69,834	$2,059	$(385)	$71,508

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2010
Obligations of government sponsored entities	$10,771	$236	$(3)	$11,004
Obligations of state and political subdivisions	20,073	392	(218)	20,247
Mortgage-backed securities - residential	24,333	1,279	—	25,612
Collateralized mortgage obligations	7,094	34	(151)	6,977
Trust preferred security	572	—	(150)	422

Total securities	$62,843	$1,941	$(522)	$64,262

Proceeds from the sale of available-for-sale securities were as follows:

	Three Months Ended September 30,
	2010	2009
Proceeds from sales	$2,553	$3,164
Gross realized gains	44	111
Gross realized losses	27	—

The amortized cost and fair values of available-for-sale securities at September 30, 2010, by expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, collateralized mortgage obligations and the trust preferred security are shown separately.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

	Amortized Cost	Estimated Fair Value
Due in one year or less	$3,179	$3,231
Due after one year through five years	6,302	6,472
Due after five years through ten years	4,340	4,464
Due after ten years	17,127	17,595

Total	30,948	31,762

Mortgage-backed securities - residential	28,398	29,414
Collateralized mortgage obligations	9,916	9,891
Trust preferred security	572	441

Total	$69,834	$71,508

The following table summarizes the securities with unrealized losses at September 30, 2010 and June 30, 2010, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or more		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

September 30, 2010

Obligations of states and political subdivisions	$2,206	$(103)	$353	$(13)	$2,559	$(116)
Mortgage-backed securities - residential	5,873	(61)	—	—	5,873	(61)
Collateralized mortgage obligations	6,707	(77)	—	—	6,707	(77)
Trust preferred security	—	—	441	(131)	441	(131)

Total temporarily impaired	$14,786	$(241)	$794	$(144)	$15,580	$(385)

	Less than 12 Months		12 Months or more		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

June 30, 2010

Obligations of government sponsored entities	$764	$(3)	$—	$—	$764	$(3)
Obligations of states and political subdivisions	5,331	(179)	649	(39)	5,980	(218)
Collateralized mortgage obligations	4,763	(151)	—	—	4,763	(151)
Trust preferred security	—	—	422	(150)	422	(150)

Total temporarily impaired	$10,858	$(333)	$1,071	$(189)	$11,929	$(522)

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

The Corporation owns a trust preferred security, which represents collateralized debt obligations (CDOs) issued by other financial and insurance companies. The following table summarizes the relevant characteristics of the pooled-trust-preferred security at September 30, 2010. The security is part of a pool of issuers that support a more senior tranche of securities. Due to the illiquidity in the market, it is unlikely the Corporation would be able to recover its investment in this security if the Corporation sold the security at this time.

Deal Name	Par Value	Book Value	Fair Value	Unrealized Loss	# of Issuers Currently Performing/ Remaining	Actual Deferrals and Defaults as a % of Original Collateral	Expected Defaults as a % of Remaining Collateral	Excess Subordination (2)
Pre Tsl XXII (1)	$982	$572	$441	$131	65/98	28.6%	13.3%	—

(1)	Security was determined to have other-than-temporary impairment. As such, the book value is net of recorded credit impairment.
(2)	Excess subordination percentage represents the additional defaults in excess of both current and projected defaults that the security can absorb before the bond experiences credit impairment. Excess subordinated percentage is calculated by: (a) determining what percentage of defaults a deal can experience before the bond has credit impairment, and (b) subtracting from this default breakage percentage both total current and expected future default percentages.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Due to an increase in principal and/or interest deferrals by the issuers of the underlying securities, the cash interest payments for the trust preferred security are being deferred. On September 30, 2010, the lowest credit rating on this security was Fitch’s rating of C, which is defined as highly speculative. The issuers in this security are primarily banks, bank holding companies and a limited number of insurance companies. The investment security is evaluated using a model to compare the present value of expected cash flows to prior periods expected cash flows to determine if there has been an adverse change in cash flows during the period. The discount rate used to calculate the cash flows is the coupon rate of the security, based on the forward LIBOR curve. The OTTI model considers the structure and term of the CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. We assume no recoveries on defaults and all interest payment deferrals are treated as defaults with an assumed recovery rate of 15% on deferrals. In addition we use the model to “stress” the CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of the Corporation’s note class. According to the September 30, 2010 analysis, the expected cash flows were at or above the recorded amortized cost of the trust preferred security. Management has reviewed this security and these conclusions with an independent third party. If there is further deterioration in the underlying collateral of this security, other-than-temporary impairments may also occur in future periods.

Note 3 – Loans

Major classifications of loans were as follows:

	September 30, 2010	June 30, 2010
Real estate – residential mortgage	$51,406	$51,198
Real estate – construction	2,857	3,244
Commercial, financial and agriculture	114,742	114,021
Consumer	5,512	5,820

Total Loans	$174,517	$174,283

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

	September 30, 2010	June 30, 2010
Loans past due over 90 days and still accruing	$—	$—
Loans on non-accrual	2,804	2,342

Individually impaired loans were as follows:

	September 30, 2010	June 30, 2010
Period-end loans with no allocated allowance for loan losses	$973	$717
Period-end loans with allocated allowance for loan losses	2,175	1,918

Total	$3,148	$2,635

Amount of allowance allocated to impaired loans	$622	$543

As of September 30, 2010, there were $797 of impaired loans for which the Corporation modified the repayment terms and are considered trouble debt restructurings. As of June 30, 2010, there were $806 of impaired loans for which the Corporation modified the repayment terms and are considered trouble debt restructurings.

Note 4 - Allowance for Loan Losses

A summary of activity in the allowance for loan losses for the three months ended September 30, 2010, and 2009, were as follows:

	2010	2009
Beginning of period	$2,276	$1,992
Provision	102	202
Charge-offs	(41)	(131)
Recoveries	20	32

Balance at September 30,	$2,357	$2,095

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 5 - Fair Value

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at September 30, 2010 Using
	Balance at September 30, 2010	Level 1	Level 2	Level 3
Assets:
Obligations of government-sponsored entities	$9,166	$—	$9,166	$—
Obligations of states and political subdivisions	22,596	—	22,596	—
Mortgage-backed securities - residential	29,414	—	29,414	—
Collateralized mortgage obligations	9,891	—	9,891	—
Trust preferred security	441	—	—	441

		Fair Value Measurements at June 30, 2010 Using
	Balance at June 30, 2010	Level 1	Level 2	Level 3
Assets:
Obligations of government sponsored entities	$11,004	$—	$11,004	$—
Obligations of states and political subdivisions	20,247	—	20,247	—
Mortgage-backed securities - residential	25,612	—	25,612	—
Collateralized mortgage obligations	6,977	—	6,977	—
Trust preferred security	422	—	—	422

The following table presents a reconciliation of the trust preferred security measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended September 30, 2010 and 2009:

	2010	2009
Beginning balance	$422	$356
Change in fair value included in other comprehensive income	19	160

Ending balance, September 30	$441	$516

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at September 30, 2010 Using
	Balance at September 30, 2010	Level 1	Level 2	Level 3
Assets:
Impaired loans	$1,354	$—	$—	$1,354
Other real estate owned, net	1	—	—	1

		Fair Value Measurements at June 30, 2010 Using
	Balance at June 30, 2010	Level 1	Level 2	Level 3
Assets:
Impaired loans	$1,375	$—	$—	$1,375
Other real estate owned, net	5	—	—	5

Impaired loans, which are generally measured for impairment using the fair value of the collateral for collateral dependant loans, had a principal balance of $1,976, with a valuation allowance of $622 at September 30, 2010, resulting in an additional provision for loan losses of $79 being recorded for the three month period ended September 30, 2010. As of June 30, 2010, impaired loans with a principal balance of $1,918, with a valuation allowance of $543, resulting in an additional provision for loan losses of $344 being recorded for the year ended June 30, 2010.

Other real estate owned which is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $1, which is made up of the outstanding balance of $22, net of a valuation allowance of $21 at September 30, 2010, resulting in a write-down of $4 for the three month period ended September 30, 2010. At June 30, 2010, other real estate owned had a net carrying amount of $5, which is made up of the outstanding balance of $22, net of a valuation allowance of $17, resulting in a write-down of $17 for the year ended June 30, 2010.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Fair Value of Financial Instruments

The following table shows the estimated fair value at September 30, 2010 and June 30, 2010, and the related carrying value of financial instruments:

	September 30, 2010		June 30, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$12,635	$12,635	$13,806	$13,806
Certificates of deposits in other financial institutions	1,960	1,960	980	980
Securities available-for-sale	71,508	71,508	64,262	64,262
Loans, net	172,160	170,549	172,007	167,577
Accrued interest receivable	914	914	943	943
Financial Liabilities:
Demand and savings deposits	(126,902)	(126,902)	(125,050)	(125,050)
Time deposits	(93,723)	(94,747)	(91,264)	(91,926)
Short-term borrowings	(15,348)	(15,348)	(13,086)	(13,086)
Federal Home Loan Bank advances	(8,259)	(8,622)	(8,297)	(8,681)
Accrued interest payable	(119)	(119)	(122)	(122)

For purposes of the above disclosures of estimated fair value, the following assumptions were used. Estimated fair value for cash and cash equivalents, accrued interest receivable and payable, demand and savings deposits and short term borrowings were considered to approximate carrying value for instruments that reprice frequently and fully. Fair value for loans was estimated for portfolios of loans with similar financial characteristics. For adjustable rate loans that reprice at least annually and for fixed rate commercial loans with maturities of six months or less which possess normal risk characteristics, carrying value was determined to be fair value. Fair value of other types of loans (including adjustable rate loans which reprice less frequently than annually and fixed rate term loans or loans which possess higher risk characteristics) was estimated by discounting future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for similar anticipated maturities. Fair value for impaired loans was based on recent appraisals of the collateral or, if appropriate, using estimated discounted cash flows. The Corporation has not considered market illiquidity in estimating the fair value of loans due to uncertain and inconsistent market pricing being experienced on September 30, 2010.

Fair value of core deposits, including demand deposits, savings accounts and certain money market deposits, was the amount payable on demand. Fair value of fixed-maturity certificates of deposit was estimated using the rates offered at September 30, 2010 and June 30, 2010, for deposits of similar remaining maturities. Estimated fair value does not include the benefit that result from low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market. Fair value of short-term borrowings and accrued interest was determined to be the carrying amounts since these

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

financial instruments generally represent obligations that are due on demand. Fair value of Federal Home Loan Bank advances was estimated using current rates at September 30, 2010 and June 30, 2010 for similar financing. The fair value of unrecorded commitments at September 30, 2010 and June 30, 2010 was not material.

CONSUMERS BANCORP, INC.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share data)

General

The following is management’s analysis of the Corporation’s results of operations for the three month period ended September 30, 2010, compared to the same period in 2009, and the consolidated balance sheet at September 30, 2010 compared to June 30, 2010. This discussion is designed to provide a more comprehensive review of the operating results and financial condition than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

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

Results of Operations

Three Months Ended September 30, 2010 and September 30, 2009

Net Income

Earnings per common share for the first fiscal quarter of 2011 were $0.31 as compared to $0.28 for the same period last year. Net income was $633 for the three month period ended September 30, 2010, a $68, or 12.0%, increase from the same period last year. The increase was primarily the result of an increase in net interest income.

Return on average equity (ROE) and return on average assets (ROA) were 10.38% and 0.93%, respectively, for the first quarter of fiscal year 2011 compared to 10.22% and 0.89%, respectively, for the first quarter of fiscal year 2010.

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

(Dollars in thousands, except per share data)

The Corporation’s net interest margin for the three months ended September 30, 2010 was 4.34%, compared to 4.18% for the same period a year ago. Net interest income for the three months ended September 30, 2010 increased by $266, or 11.0%, to $2,693 from $2,427 for the same year ago period. The increase in net interest income was primarily the result of a decline in the Corporation’s cost of funds and by an increase of $17,963, or 7.5%, in average interest-earning assets. The Corporation’s cost of funds decreased to 1.12% for the three month period ended September 30, 2010 from 1.60% for the same year ago period mainly due to lower market rates affecting the rates paid on all interest-bearing deposit accounts and short-term borrowings. These increases were partially offset by a decline in the yield on average interest-earning assets to 5.19% for the three month period ended September 30, 2010 from 5.42% from the same year ago period.

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Average Balance Sheets and Analysis of Net Interest Income for the Three Months Ended September 30,

(In thousands, except percentages)

	2010			2009
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Taxable securities	$48,427	$425	3.57%	$45,752	$498	4.38%
Nontaxable securities (1)	21,294	307	5.83	17,893	276	6.02
Loans receivable (1)	174,792	2,601	5.90	161,932	2,467	6.04
Interest bearing deposits and federal funds sold	12,660	10	0.31	13,633	24	0.70

Total interest-earning assets	257,173	3,343	5.19%	239,210	3,265	5.42%

Noninterest-earning assets	12,022			12,075

Total Assets	$269,195			$251,285

Interest-bearing liabilities:
NOW	$13,791	$6	0.17%	$13,266	$7	0.21%
Savings	67,319	42	0.25	57,115	57	0.40
Time deposits	91,865	417	1.80	91,675	587	2.54
Short-term borrowings	13,177	13	0.39	12,474	14	0.45
FHLB advances	8,272	69	3.31	9,350	78	3.31

Total interest-bearing liabilities	194,424	547	1.12%	183,880	743	1.60%

Noninterest-bearing liabilities:
Noninterest-bearing checking accounts	48,480			43,511
Other liabilities	2,082			1,950

Total liabilities	244,986			229,341
Shareholders’ equity	24,209			21,944

Total liabilities and shareholders’ equity	$269,195			$251,285

Net interest income, interest rate spread (1)		$2,796	4.07%		$2,522	3.82%

Net interest margin (net interest as a percent of average interest-earning assets) (1)			4.34%			4.18%

Federal tax exemption on non-taxable securities and loans included in interest income		$103			$95

Average interest-earning assets to interest-bearing liabilities	132.27%			130.09%

(1)	calculated on a fully taxable equivalent basis

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Provision for Loan Losses

The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable credit losses in the Bank’s loan portfolio that have been incurred at each balance sheet date. For the three month period ended September 30, 2010, the provision for loan losses was $102, a decrease of $100 from the same period in the prior year.

Net charge-offs for the quarter ending September 30, 2010 were $21, compared to $99 for the same period ending September 30, 2009. Non-performing loans were $2,804 as of September 30, 2010 and represented 1.62% of total loans. This compared with $2,342, or 1.34%, at June 30, 2010 and $2,387, or 1.47%, as of September 30, 2009.

The allowance for loan losses as a percent of total loans at September 30, 2010 was 1.35% up from 1.31% at June 30, 2010 and from 1.29% a year ago. This increase is a result of management’s concerns about the current economic conditions, the higher level of watch and substandard loans, and the depressed real estate values in the markets where we lend affecting the underlying collateral values. The provision for loan losses as of September 30, 2010 was considered sufficient by management for maintaining an appropriate allowance for loan losses.

Non-Interest Income

Non-interest income totaled $606 for the first quarter of fiscal year 2011, compared to $750 for the same period last year. Adjusted for net security gains, non-interest income totaled $589 for the first quarter of fiscal year 2011, compared with $639 for the same period last year.

Service charges on deposits decreased by $102, or 23.34%, mainly due to a new rule issued by the Federal Reserve Board that became effective in August 2010 that prohibits financial institutions from charging consumers fees for paying overdrafts on automated teller machine and debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. The future trend of overdraft charges is uncertain as a result of these new consumer regulatory provisions.

Debit card interchange income increased by $32, or 27.1%, mainly due to an increase in debit card usage. On July 21, 2010, the Dodd-Frank Act amended the Electronic Fund Transfer Act to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer. Because of the uncertainty as to any future rulemaking by the Federal Reserve, the Corporation cannot provide any assurance as to the ultimate impact of the Dodd-Frank Act on the amount of interchange income from debit card transactions reported in future periods.

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Non-Interest Expenses

Total non-interest expenses increased to $2,364, or 5.7%, during the first quarter of fiscal year 2011, compared with $2,237 during the same year ago period.

Salaries and employee benefits increased by $105, or 9.8%, during the first three months of fiscal year 2011 mainly due to staff added in fiscal year 2010 in the lending and credit administration functions and due to normal merit increases that went into effect on July 1, 2010, following the removal of a salary freeze that was in place during the preceding eighteen months.

Occupancy and equipment expenses decreased by $11, or 4.0%, during the first three months of fiscal year 2011 mainly due to lower maintenance and repair expenses.

Debit card processing expenses increased by $13, or 18.3%. This increase was mainly the result of increased debit card usage by our customers.

Other expenses increased by $33, or 9.8%, during the first three month period of fiscal year 2011 mainly due to increased security expenses following robberies at two of the Corporation’s branch locations.

Income Taxes

Income tax expense for the three month period ended September 30, 2010 increased by $27, to $200 from $173, compared to a year ago. The effective tax rate was 24.0% for the current quarter as compared to 23.4% for the same period last year.

The effective tax rate differed from the federal statutory rate principally as a result of tax-exempt income from obligations of states and political subdivisions, loans and earnings on bank owned life insurance.

Financial Condition

Total assets at September 30, 2010 were $270,730 compared to $263,393 at June 30, 2010, an increase of $7,337, or 2.8%.

Available-for-sale securities increased by $7,246 from $64,262 at June 30, 2010 to $71,508 at September 30, 2010 due to the deployment of excess liquidity attributed to an increase in deposit balances. Within the securities portfolio, the Corporation owns a trust preferred security, which represents CDOs issued by other financial and insurance companies. As of September 30, 2010, the trust preferred security had an adjusted amortized cost of $572 and a fair value of $441. Due to the illiquidity in the market, it is unlikely the Corporation would be able to recover its investment in this security if the Corporation sold the security at this time.

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Due to an increase in principal and/or interest deferrals by the issuers of the underlying securities, the cash interest payments for the trust preferred security are being deferred. On September 30, 2010, the lowest credit rating on this security was Fitch’s rating of C, which is defined as highly speculative. The issuers in this security are primarily banks, bank holding companies and a limited number of insurance companies. The investment security is evaluated using a model to compare the present value of expected cash flows to prior periods expected cash flows to determine if there has been an adverse change in cash flows during the period. The discount rate used to calculate the cash flows is the coupon rate of the security, based on the forward LIBOR curve. The OTTI model considers the structure and term of the CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. We assume no recoveries on defaults and all interest payment deferrals are treated as defaults with an assumed recovery rate of 15% on deferrals. In addition we use the model to “stress” the CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of the Corporation’s note class. According to the September 30, 2010 analysis, the expected cash flows were at or above the recorded amortized cost of the trust preferred security. Management has reviewed this security and these conclusions with an independent third party. If there is further deterioration in the underlying collateral of this security, other-than-temporary impairments may also occur in future periods.

Loan receivables increased by $234 to $174,517 at September 30, 2010 compared to $174,283 at June 30, 2010. Total shareholders’ equity increased by $633 from June 30, 2010, to $24,349 as of September 30, 2010. The increase was mainly due to net income for the current three month period and an increase in the fair value of available-for-sale securities. These increases were partially offset by cash dividends paid during the period.

Non-Performing Assets

The following table presents the aggregate amounts of non-performing assets and respective ratios as of the dates indicated.

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

	September 30, 2010	June 30, 2010	September 30, 2009
Non-accrual loans	$2,804	$2,342	$1,981
Loans past due over 90 days and still accruing	—	—	406

Total non-performing loans	2,804	2,342	2,387
Other real estate owned	1	25	207

Total non-performing assets	$2,805	$2,367	$2,594

Non-performing loans to total loans	1.61%	1.34%	1.47%
Allowance for loan losses to total non-performing loans	84.06%	97.18%	87.77%

Following is a breakdown of non-accrual loans as of September 30, 2010 by collateral:

September 30, 2010
Commercial nonresidential collateral	$982
Commercial non-real estate collateral	104
1-4 family residential properties	850
Multifamily residential properties	442
Vacant land and farmland	414
Consumer	12

Total	$2,804

As of September 30, 2010, impaired loans totaled $3,148, of which $2,784 are included in non-accrual loans. Commercial and commercial real estate loans are classified as impaired if management determines that full collection of principal and interest, in accordance with the terms of the loan documents, is not probable. Impaired loans and non-performing loans have been considered in management’s analysis of the appropriateness of the allowance for loan losses. Management and the Board of Directors are closely monitoring these loans and believe that the prospects for recovery of principal and interest, less identified specific reserves, are favorable.

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

Net cash inflow from operating activities for the three month period ended September 30, 2010 was $1,238, net cash outflows from investing activities was $8,776 and net cash inflows from financing activities was $6,367. A major source of cash was $6,147 from sales, maturities, calls or principal pay downs on available-for-sale securities and a $4,311 increase in deposits. A major use of cash included the $13,267 purchase of securities. Total cash and cash equivalents was $12,635 as of September 30, 2010 compared to $13,806 at June 30, 2010 and $14,134 at September 30, 2009.

The Bank offers several types of deposit products to its customers. The rates offered by the Bank and the fees charged for them are competitive with others currently available in the market area. Total deposits increased by $4,311, or 7.9% on an annualized basis, during the first three months of fiscal year 2011. Also, during the same period, the overall cost for funds decreased by 48 basis points from the same year ago period.

To provide an additional source of liquidity, the Corporation has entered into an agreement with the Federal Home Loan Bank (FHLB) of Cincinnati. At September 30, 2010, FHLB advances totaled $8,259 as compared with $8,297 at June 30, 2010. As of September 30, 2010, the Bank had the ability to borrow an additional $17,577 from the FHLB based on a blanket pledge of qualifying first mortgage loans. In October 2010, the Corporation restructured $1,000 of outstanding FHLB advances. Advances with maturities of less than one year and an average rate of 3.17% were prepaid and replaced with advances that have an average maturity of six years and an average effective rate of 2.00%. The Corporation considers the FHLB to be a reliable source of liquidity funding, secondary to its deposit base.

Short-term borrowings consisted of repurchase agreements which is a financing arrangement that matures daily. The Bank pledges securities as collateral for the repurchase agreements. Short-term borrowings increased to $15,348 at September 30, 2010 from $13,086 at June 30, 2010.

Jumbo time deposits (those with balances of $100 thousand and over) increased from $33,764 at June 30, 2010 to $36,759 at September 30, 2010. These deposits are monitored closely by the Corporation and are mainly priced on an individual basis. When these deposits are from a municipality, certain bank-owned securities are pledged to guarantee the safety of these public fund deposits as required by Ohio law. The

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Corporation has the option to use a fee-paid broker to obtain deposits from outside its normal service area as an additional source of funding. The Corporation however, does not rely upon these deposits as a primary source of funding. Although management monitors interest rates on an ongoing basis, a quarterly rate sensitivity report is used to determine the effect of interest rate changes on the financial statements. In the opinion of management, enough assets or liabilities could be repriced over the near term (up to three years) to compensate for such changes. The spread on interest rates, or the difference between the average earning assets and the average interest-bearing liabilities, is monitored quarterly.

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

The Bank’s leverage and risk-based capital ratios as of September 30, 2010 were 7.8% and 13.5%, respectively. This compares to leverage and risk-based capital ratios of 7.8% and 13.4%, respectively, as of June 30, 2010. The Bank exceeded minimum regulatory capital requirements to be considered well-capitalized for both periods. Management is not aware of any matters occurring subsequent to September 30, 2010 that would cause the Bank’s capital category to change.

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

The Company has identified the appropriateness of the allowance for loan losses and the valuation of securities as critical accounting policies and an understanding of these policies are necessary to understand the financial statements. Critical accounting policies are those policies that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Footnote one (Securities and Allowance for Loan Losses), footnote two (Securities), footnote three (Loans) and Management Discussion and Analysis of Financial Condition and Results from Operation (Critical Accounting Policies) of the 2010 Form 10-K provide detail with regard to the Corporation’s accounting for the allowance for loan losses and valuation of securities and other-than-temporary impairment. There have been no significant changes in the application of accounting policies since June 30, 2010.

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

CONSUMERS BANCORP, INC.

Item 4 – Controls and Procedures

As of the end of the period covered by the report, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15e. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. There have not been any changes in the Corporation’s internal control over financial reporting that occurred during the Corporation’s last quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

CONSUMERS BANCORP, INC.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 – Defaults Upon Senior Securities

None

Item 5 – Other Information

On November 10, 2010, the Board of Directors of Consumers Bancorp, Inc., declared a $0.10 per share cash dividend for shareholders of record on November 22, 2010 that will be paid on December 10, 2010.

Item 6 – Exhibits

Exhibit Number	Description
Exhibit 11	Statement regarding Computation of Per Share Earnings (included in Note 1 to the Consolidated Financial Statements).

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSUMERS BANCORP, INC.
(Registrant)

Date: November 15, 2010	/s/ Ralph J. Lober
Ralph J. Lober, II
Chief Executive Officer

Date: November 15, 2010	/s/ Renee K. Wood
Renee K. Wood
Chief Financial Officer & Treasurer