Form 10-Q
period 2010-12-31
CONSUMERS BANCORP INC /OH/
filed 2011-02-11
CIK 1006830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) or the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2010

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from _________________ to _________________

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock, no par value	Outstanding at February 11, 2011
2,043,556 Common Shares

CONSUMERS BANCORP, INC.
FORM 10-Q
QUARTER ENDED December 31, 2010

Table of Contents

Page Number (s)
Part I – Financial Information
Item 1 – Financial Statements (Unaudited)
Consolidated Balance Sheets at December 31, 2010 and June 30, 2010	1

Consolidated Statements of Income for the three and six months ended December 31, 2010 and 2009	2

Consolidated Statements of Comprehensive Income for the three and six months ended December 31, 2010 and 2009	3

Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended December 31, 2010 and 2009	4

Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2010 and 2009	5

Notes to the Consolidated Financial Statements	6-19

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	20-31

Item 3 – Not Applicable for Smaller Reporting Companies

Item 4 – Controls and Procedures	32
Part II – Other Information
Item 1 – Legal Proceedings	33

Item 1A – Not Applicable for Smaller Reporting Companies

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3 – Defaults Upon Senior Securities	33

Item 4 – Removed and Reserved

Item 5 – Other Information	33

Item 6 – Exhibits	34

Signatures	35

PART 1 – FINANCIAL INFORMATION
Item 1 – Financial Statements (unaudited)
CONSUMERS BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
	December 31, 2010	June 30, 2010
ASSETS
Cash on hand and noninterest-bearing deposits in other banks	$5,736	$5,973
Interest-bearing deposits in other banks	6,146	7,833
Total cash and cash equivalents	11,882	13,806
Certificates of deposit in other financial institutions	3,185	980
Securities, available-for-sale	74,599	64,262
Federal bank and other restricted stocks, at cost	1,186	1,186
Total loans	176,678	174,283
Less allowance for loan losses	(2,266)	(2,276)
Net Loans	174,412	172,007
Cash surrender value of life insurance	4,887	4,798
Premises and equipment, net	4,099	3,581
Intangible assets	169	250
Other real estate owned	-	25
Accrued interest receivable and other assets	2,661	2,498
Total assets	$277,080	$263,393

LIABILITIES
Deposits
Non-interest bearing demand	$52,261	$47,659
Interest bearing demand	14,017	13,687
Savings	71,527	63,704
Time	91,694	91,264
Total deposits	229,499	216,314

Short-term borrowings	13,626	13,086
Federal Home Loan Bank advances	8,223	8,297
Accrued interest and other liabilities	1,954	1,980
Total liabilities	253,302	239,677

SHAREHOLDERS’ EQUITY
Preferred stock (no par value, 350,000 shares authorized)	—	—
Common stock (no par value, 3,500,000 shares authorized; 2,173,998 and 2,168,329 shares issued as of December 31, 2010 and June 30, 2010, respectively)	5,036	4,968
Retained earnings	20,270	19,470
Treasury stock, at cost (130,442 common shares)	(1,659)	(1,659)
Accumulated other comprehensive income	131	937
Total shareholders’ equity	23,778	23,716
Total liabilities and shareholders’ equity	$277,080	$263,393

See accompanying notes to consolidated financial statements

CONSUMERS BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
	Three Months ended December 31,		Six Months ended December 31,
(Dollars in thousands, except per share amounts)	2010	2009	2010	2009
Interest income
Loans, including fees	$2,578	$2,481	$5,173	$4,941
Securities
Taxable	373	472	798	970
Tax-exempt	221	192	431	380
Federal funds sold and other interest bearing deposits	13	21	23	45
Total interest income	3,185	3,166	6,425	6,336

Interest expense
Deposits	432	582	897	1,233
Short-term borrowings	11	12	24	26
Federal Home Loan Bank advances	66	77	135	155
Total interest expense	509	671	1,056	1,414

Net interest income	2,676	2,495	5,369	4,922
Provision for loan losses	142	141	244	343
Net interest income after provision for loan losses	2,534	2,354	5,125	4,579

Non-interest income
Service charges on deposit accounts	327	414	662	851
Debit card interchange income	157	126	307	244
Bank owned life insurance income	44	44	89	88
Securities gains, net	53	102	70	213
Other-than-temporary loss
Total impairment loss	(50)	(203)	(81)	(180)
Loss recognized in other comprehensive income	-	23	31	-
Net impairment loss recognized in earnings	(50)	(180)	(50)	(180)
Gain on sale of OREO	-	1	2	5
Other	51	33	108	69
Total non-interest income	582	540	1,188	1,290

Non-interest expenses
Salaries and employee benefits	1,187	1,134	2,364	2,206
Occupancy and equipment	247	259	511	534
Data processing expenses	140	132	276	264
Professional and director fees	82	80	185	191
FDIC Assessments	78	78	156	159
Franchise taxes	59	52	117	107
Telephone and network communications	58	61	110	122
Debit card processing expenses	84	71	168	142
Amortization of intangible	40	40	81	81
Other	403	348	774	686
Total non-interest expenses	2,378	2,255	4,742	4,492

Income before income taxes	738	639	1,571	1,377
Income tax expense	164	138	364	311
Net Income	$574	$501	$1,207	$1,066

Basic earnings per share	$0.28	$0.25	$0.59	$0.52

See accompanying notes to consolidated financial statements

CONSUMERS BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(Dollars in thousands)
	Three Months ended December 31,		Six Months ended December 31,
	2010	2009	2010	2009

Net Income	$574	$501	$1,207	$1,066

Other comprehensive income (loss), net of tax:
Net change in unrealized gains (losses):
Other-than-temporarily impaired securities:
Unrealized gains (losses) on other-than-temporarily impaired securities	(50)	(23)	(31)	137
Reclassification adjustment for losses included in income	50	180	50	180
Net unrealized gain	—	157	19	317
Income tax effect	—	53	6	108
	—	104	13	209

Available-for-sale securities:
Unrealized gains (losses) arising during the period	(1,423)	(1,133)	(1,170)	538
Reclassification adjustment for gains included in income	(53)	(102)	(70)	(213)
Net unrealized gain (losses)	(1,476)	(1,235)	(1,240)	325
Income tax effect	(502)	(421)	(421)	110
	(974)	(814)	(819)	215

Other comprehensive income (loss)	(974)	(710)	(806)	424

Total comprehensive income (loss)	$(400)	$(209)	$401	$1,490

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(Dollars in thousands, except per share data)
	Three Months ended December 31,		Six Months ended December 31,
	2010	2009	2010	2009

Balance at beginning of period	$24,349	$22,974	$23,716	$21,461

Comprehensive income
Net Income	574	501	1,207	1,066
Other comprehensive income (loss)	(974)	(710)	(806)	424
Total comprehensive income (loss)	(400)	(209)	401	1,490

Common stock issued for dividend reinvestment and stock purchase plan (2,680 shares and 5,669 shares for the three and six months in 2010 and 1,733 shares and 3,156 shares for the three and six months in 2009, respectively)	32	21	68	38
Common cash dividends	(203)	(204)	(407)	(407)

Balance at the end of the period	$23,778	$22,582	$23,778	$22,582

Common cash dividends per share	$0.10	$0.10	$0.20	$0.20

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Dollars in thousands)	Six Months Ended December 31,
	2010	2009
Cash flows from operating activities
Net cash from operating activities	$2,208	$790

Cash flow from investing activities
Securities available-for-sale
Purchases	(24,247)	(15,835)
Maturities, calls and principal pay downs	7,225	7,984
Proceeds from sales of available-for-sale securities	5,123	6,009
Net (increase) decrease in certificates of deposits in other financial Institutions	(2,205)	589
Net increase in loans	(2,649)	(6,945)
Acquisition of premises and equipment	(718)	(154)
Sale of other real estate owned	27	136
Net cash from investing activities	(17,444)	(8,216)

Cash flow from financing activities
Net increase in deposit accounts	13,185	4,870
Net change in short-term borrowings	540	(3,553)
Proceeds of Federal Home Loan Bank advances	1,000	-
Repayments of Federal Home Loan Bank advances	(1,074)	(84)
Proceeds from dividend reinvestment and stock purchase plan	68	38
Dividends paid	(407)	(407)
Net cash from financing activities	13,312	864

Decrease in cash or cash equivalents	(1,924)	(6,562)

Cash and cash equivalents, beginning of period	13,806	18,891
Cash and cash equivalents, end of period	$11,882	$12,329

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$1,071	$1,443
Federal income taxes	505	370
Non-cash items:
Transfer from loans to repossessed assets	$-	$137

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

Earnings per Share:  Earnings per common share are computed based on the weighted average common shares outstanding. The weighted average number of outstanding shares was 2,041,517 and 2,031,377 for the quarters ended December 31, 2010 and 2009, respectively. The weighted average number of outstanding shares was 2,040,043 and 2,030,622 for the six months ended December 31, 2010 and 2009, respectively. The Corporation’s capital structure contains no dilutive securities.

Reclassifications: Certain items in prior financial statements have been reclassified to conform to the current presentation.

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

New Accounting Standards Updates: On July 21, 2010, the FASB issued ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” which requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable. Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings will also be required. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. This ASU is effective for interim and annual reporting periods after December 15, 2010. See Note 3 - Loans.

Note 2 – Securities

Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2010
Obligations of government sponsored entities	$8,889	$61	$(5)	$8,945
Obligations of state and political subdivisions	22,877	120	(877)	22,120
Mortgage-backed securities – residential	28,539	1,088	(31)	29,596
Collateralized mortgage obligations	13,574	46	(73)	13,547
Trust preferred security	522	—	(131)	391
Total securities	$74,401	$1,315	$(1,117)	$74,599

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2010
Obligations of government sponsored entities	$10,771	$236	$(3)	$11,004
Obligations of state and political subdivisions	20,073	392	(218)	20,247
Mortgage-backed securities - residential	24,333	1,279	—	25,612
Collateralized mortgage obligations	7,094	34	(151)	6,977
Trust preferred security	572	—	(150)	422
Total securities	$62,843	$1,941	$(522)	$64,262

Proceeds from the sale of available-for-sale securities were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Proceeds from sales	$2,570	$2,845	$5,123	$6,009
Gross realized gains	53	102	97	213
Gross realized losses	—	—	27	—

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The amortized cost and fair values of available-for-sale securities at December 31, 2010, by expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, collateralized mortgage obligations and the trust preferred security are shown separately.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$2,679	$2,706
Due after one year through five years	6,259	6,322
Due after five years through ten years	6,216	6,170
Due after ten years	16,612	15,867
Total	31,766	31,065

Mortgage-backed securities - residential	28,539	29,596
Collateralized mortgage obligations	13,574	13,547
Trust preferred security	522	391
Total	$74,401	$74,599

The following table summarizes the securities with unrealized losses at December 31, 2010 and June 30, 2010, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or more		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2010
Obligations of government sponsored entities	$1,010	$(5)	$—	$—	$1,010	$(5)
Obligations of states and political subdivisions	14,754	(659)	1,133	(218)	15,887	(877)
Mortgage-backed securities - residential	6,514	(31)	—	—	6,514	(31)
Collateralized mortgage obligations	9,578	(73)	—	—	9,578	(73)
Trust preferred security	—	—	391	(131)	391	(131)

Total temporarily impaired	$31,856	$(768)	$1,524	$(349)	$33,380	$(1,117)

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

The Corporation owns a trust preferred security, which represents collateralized debt obligations (CDOs) issued by other financial and insurance companies. The following table summarizes the relevant characteristics of the pooled-trust-preferred security at December 31, 2010. The security is part of a pool of issuers that support a more senior tranche of securities. Due to the illiquidity in the market, it is unlikely the Corporation would be able to recover its investment in this security if the Corporation sold the security at this time.

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Deal Name	Par Value	Book Value	Fair Value	Unrealized Loss	# of Issuers Currently Performing/ Remaining	Actual Deferrals and Defaults as a % of Original Collateral	Expected Defaults as a % of Remaining Collateral	Excess Subordination (2)
Pre Tsl XXII (1)	$982	$522	$391	$131	64/98	29.3%	13.3%	—

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

Due to an increase in principal and/or interest deferrals by the issuers of the underlying securities, the cash interest payments for the trust preferred security are being deferred. On December 31, 2010, the lowest credit rating on this security was Fitch’s rating of C, which is defined as highly speculative. The issuers in this security are primarily banks, bank holding companies and a limited number of insurance companies. The investment security is evaluated using a model to compare the present value of expected cash flows to prior periods expected cash flows to determine if there has been an adverse change in cash flows during the period. The discount rate used to calculate the cash flows is the coupon rate of the security, based on the forward LIBOR curve. The OTTI model considers the structure and term of the CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. We assume no recoveries on defaults and all interest payment deferrals are treated as defaults with an assumed recovery rate of 15% on deferrals. In addition we use the model to “stress” the CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of the Corporation’s note class. According to the December 31, 2010 analysis, the expected cash flows were below the recorded amortized cost of the trust preferred security. Therefore, management determined it was appropriate to record an other-than-temporary impairment loss of $50 from this security during the second fiscal quarter of 2011. Management has reviewed this security and these conclusions with an independent third party. If there is further deterioration in the underlying collateral of this security, other-than-temporary impairments may also occur in future periods.

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 3 – Loans

Major classifications of loans were as follows:

	December 31, 2010	June 30, 2010
Commercial	$14,559	$14,559
Commercial real estate:
Construction	531	2,916
Other	102,321	99,761
1 – 4 Family residential real estate:
Owner occupied	35,128	34,428
Non-owner occupied	18,484	16,738
Construction	396	328
Consumer	5,512	5,824
Subtotal	176,931	174,554
Less: Net deferred loan fees	(253)	(271)
Allowance for loan losses	(2,266)	(2,276)
Net Loans	$174,412	$172,007

A summary of activity in the allowance for loan losses for the six months ended December 31, 2010, and 2009, was as follows:

	2010	2009
Beginning of period	$2,276	$1,992
Provision	244	343
Charge-offs	(285)	(222)
Recoveries	31	56
Balance at December 31,	$2,266	$2,169

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2010. Included in the recorded investment in loans is $(253) of net deferred loan fees and $493 of accrued interest receivable.

		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$18	$237	$341	$—	$596
Collectively evaluated for impairment	62	873	666	69	1,670

Total ending allowance balance	$80	$1,110	$1,007	$69	$2,266

Recorded Investment in Loans:
Loans individually evaluated for impairment	$93	$1,787	$1,057	$—	$2,937
Loans collectively evaluated for impairment	14,511	101,097	53,095	5,531	174,234

Total ending loans balance	$14,604	$102,884	$54,152	$5,531	$177,171

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Impaired loans were as follows:
	December 31, 2010	June 30, 2010
Period-end loans with no allocated allowance for loan losses	$570	$717
Period-end loans with allocated allowance for loan losses	2,367	1,918
Total	$2,937	$2,635
Amount of allowance allocated to impaired loans	$596	$543

The following table presents impaired loans by class of loans as of December 31, 2010:

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
	Balance	Investment	Allocated

With no related allowance recorded:
Commercial	$20	$20	$—
Commercial real estate:
Other	550	550	—
With an allowance recorded:
Commercial	73	73	18
Commercial real estate:
Other	1,238	1,239	237
1-4 Family residential real estate:
Owner occupied	330	330	45
Non-owner occupied	726	727	296
Total	$2,937	$2,939	$596

Nonaccrual loans and loans past due 90 days still on accrual were as follows:

	December 31, 2010	June 30, 2010	December 31, 2009
Loans past due over 90 days and still accruing	$11	$—	$—
Nonaccrual loans	2,157	2,342	2,648

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2010:

		Loans Past Due
		Over 90 Days
		Still
	Nonaccrual	Accruing
Commercial	$102	$—
Commercial real estate:
Other	1,099	—
1 – 4 Family residential:
Owner occupied	230	—
Non-owner occupied	726	—
Consumer	—	11
Total	$2,157	$11

The following table presents the aging of the recorded investment in past due loans as of December 31, 2010 by class of loans:

	30 - 59	60 - 89	Greater than
	Days	Days	90 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Commercial	$30	$—	$29	$59	$14,545	$14,604
Commercial real estate:
Construction	—	—	—	—	533	533
Other	255	584	762	1,601	100,750	102,351
1-4 Family residential:
Owner occupied	318	23	—	341	34,910	35,251
Non-owner occupied	—	—	726	726	17,779	18,505
Construction	—	—	—	—	396	396
Consumer	8	—	11	19	5,512	5,531
Total	$611	$607	$1,528	$2,746	$174,425	$177,171

The above table of past due loans includes the recorded investment in nonaccrual loans of $435 in the 30-59 days past due category and $1,517 in the greater than 90 days past due category.

Troubled Debt Restructurings:

The Corporation has allocated $52 and $5 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2010 and 2009. As of December 31, 2010 and 2009, the Corporation had not committed to lend any additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Credit Quality Indicators:
The Corporation categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Corporation analyzes loans individually by classifying the loans as to credit risk. This analysis includes loans with a total outstanding loan relationship greater than $100,000 and non-homogeneous loans, such as commercial and commercial real estate loans. This analysis is performed on a monthly basis. The Corporation uses the following definitions for risk ratings:

Special Mention. Loans classified as special mention have a potential weakness that deserves management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution's credit position at some future date.

Substandard. Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Loans listed as not rated are either less than $100,000 or are included in groups of homogeneous loans. As of December 31, 2010, and based on the most recent analysis performed, the unpaid principal balance by risk category of loans by class of loans is as follows:

		Special			Not
	Pass	Mention	Substandard	Doubtful	Rated
Commercial	$13,728	$541	$112	$93	$85
Commercial real estate:
Construction	312	106	113	—	—
Other	92,220	5,281	3,032	1,788	—
1-4 Family residential real estate:
Owner occupied	3,405	312	34	330	31,047
Non-owner occupied	12,929	1,943	1,951	726	935
Construction	—	—	—	—	396
Consumer	—	—	—	—	5,512
Total	$122,594	$8,183	$5,242	$2,937	$37,975

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 4 - Fair Value

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:
	Balance at December 31,	Fair Value Measurements at December 31, 2010 Using
	2010	Level 1	Level 2	Level 3
Assets:
Obligations of government-sponsored entities	$8,945	$—	$8,945	$—
Obligations of states and political subdivisions	22,120	—	22,120	—
Mortgage-backed securities - residential	29,596	—	29,596	—
Collateralized mortgage obligations	13,547	—	13,547	—
Trust preferred security	391	—	—	391

	Balance at	Fair Value Measurements at June 30, 2010 Using
	June 30, 2010	Level 1	Level 2	Level 3
Assets:
Obligations of government sponsored entities	$11,004	$—	$11,004	$—
Obligations of states and political subdivisions	20,247	—	20,247	—
Mortgage-backed securities - residential	25,612	—	25,612	—
Collateralized mortgage obligations	6,977	—	6,977	—
Trust preferred security	422	—	—	422

The following table presents a reconciliation of the trust preferred security measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended December 31, 2010 and 2009:

	2010	2009
Beginning balance	$422	$356
Realized losses included in non-interest income	(50)	(180)
Change in fair value included in other comprehensive income	19	317
Ending balance, December 31	$391	$493

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Balance at December 31,	Fair Value Measurements at December 31, 2010 Using
	2010	Level 1	Level 2	Level 3
Assets:
Impaired loans	$1,771	$—	$—	$1,771

	Balance at	Fair Value Measurements at June 30, 2010 Using
	June 30, 2010	Level 1	Level 2	Level 3
Assets:
Impaired loans	$1,375	$—	$—	$1,375
Other real estate owned, net	5	—	—	5

Impaired loans, which are generally measured for impairment using the fair value of the collateral for collateral dependant loans, had a principal balance of $2,367, with a valuation allowance of $596 at December 31, 2010, resulting in an additional provision for loan losses of $185 being recorded for the six month period ended December 31, 2010. As of June 30, 2010, impaired loans with a principal balance of $1,918, with a valuation allowance of $543, resulting in an additional provision for loan losses of $344 being recorded for the year ended June 30, 2010.

Other real estate owned which is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $5, which is made up of the outstanding balance of $22, net of a valuation allowance of $17 at June 30, 2010, resulting in a write-down of $17 for the year ended June 30, 2010. There was no other real estate owned as of December 31, 2010.

Fair Value of Financial Instruments

The following table shows the estimated fair value at December 31, 2010 and June 30, 2010, and the related carrying value of financial instruments:

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

	December 31, 2010		June 30, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$11,882	$11,882	$13,806	$13,806
Certificates of deposits in other financial institutions	3,185	3,183	980	980
Securities available-for-sale	74,599	74,599	64,262	64,262
Loans, net	174,412	174,464	172,007	167,577
Accrued interest receivable	926	926	943	943
Financial Liabilities:
Demand and savings deposits	(137,805)	(137,805)	(125,050)	(125,050)
Time deposits	(91,694)	(92,545)	(91,264)	(91,926)
Short-term borrowings	(13,626)	(13,626)	(13,086)	(13,086)
Federal Home Loan Bank advances	(8,223)	(8,583)	(8,297)	(8,681)
Accrued interest payable	(107)	(107)	(122)	(122)

For purposes of the above disclosures of estimated fair value, the following assumptions were used. Estimated fair value for cash and cash equivalents, accrued interest receivable and payable, demand and savings deposits and short-term borrowings were considered to approximate carrying value for instruments that reprice frequently and fully. Fair value for loans was estimated for portfolios of loans with similar financial characteristics. For adjustable rate loans that reprice at least annually and for fixed rate commercial loans with maturities of six months or less which possess normal risk characteristics, carrying value was determined to be fair value. Fair value of other types of loans (including adjustable rate loans which reprice less frequently than annually and fixed rate term loans or loans which possess higher risk characteristics) was estimated by discounting future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for similar anticipated maturities. Fair value for impaired loans was based on recent appraisals of the collateral or, if appropriate, using estimated discounted cash flows. The Corporation has not considered market illiquidity in estimating the fair value of loans due to uncertain and inconsistent market pricing being experienced on December 31, 2010.

Fair value of core deposits, including demand deposits, savings accounts and certain money market deposits, was the amount payable on demand. Fair value of fixed-maturity certificates of deposit was estimated using the rates offered at December 31, 2010 and June 30, 2010, for deposits of similar remaining maturities. Estimated fair value does not include the benefit that result from low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market. Fair value of short-term borrowings and accrued interest was determined to be the carrying amounts since these financial instruments generally represent obligations that are due on demand. Fair value of Federal Home Loan Bank advances was estimated using current rates at December 31, 2010 and June 30, 2010 for similar financing. The fair value of unrecorded commitments at December 31, 2010 and June 30, 2010 was not material.

CONSUMERS BANCORP, INC.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share data)

General
The following is management’s analysis of the Corporation’s results of operations for the three and six month periods ended December 31, 2010, compared to the same period in 2009, and the consolidated balance sheet at December 31, 2010 compared to June 30, 2010. This discussion is designed to provide a more comprehensive review of the operating results and financial condition than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

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

Results of Operations
Three and Six Months Ended December 31, 2010 and December 31, 2009

Net Income
Net income increased by $73 and $141 for the three and six months periods ended December 31, 2010, respectively, as compared to the same periods last year. The increase in net income for the three and six month periods was mainly attributed to an increase in net interest income as a result of an increase in average interest-earning assets and a decline in cost of funds from the same periods last year. Earnings per common share were $0.28 and $0.59 for the three and six month periods ended December 31, 2010, as compared to $0.25 and $0.52, respectively, for the same periods last year.

Return on average equity (ROE) and return on average assets (ROA) were 9.33% and 0.82%, respectively, for the second quarter of fiscal year 2011 compared to 8.66% and 0.78%, respectively, for the second quarter of fiscal year 2010.

ROE and ROA were 9.85% and 0.88%, respectively, for the 2011 fiscal year-to-date period compared to 9.42% and 0.84%, respectively, for the same periods last year.

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

The Corporation’s net interest margin for the three months ended December 31, 2010 was 4.20%, compared to 4.23% for the same period a year ago. Net interest income for the three months ended December 31, 2010 increased by $181, or 7.3%, to $2,676 from $2,495 for the same year ago period. The increase in net interest income was primarily the result of an increase of $20,953, or 8.6%, in average interest-earning assets and a decline in the Corporation’s cost of funds. The Corporation’s cost of funds decreased to 1.02% for the three month period ended December 31, 2010 from 1.45% for the same year ago period mainly due to lower market rates affecting the rates paid on all interest-bearing deposit accounts and borrowings. These increases were partially offset by a decline in the yield on average interest-earning assets to 4.97% for the three month period ended December 31, 2010 from 5.32% from the same year ago period.

The Corporation’s net interest margin for the six months ended December 31, 2010 was 4.27%, compared to 4.20% for the same year ago period. Net interest income for the six months ended December 31, 2010 increased by $447, or 9.1%, to $5,369 from $4,922 for the same year ago period. The increase in net interest income was primarily the result of an increase of $19,458, or 8.1%, in average interest-earning assets and a decline in the Corporation’s cost of funds. The Corporation’s cost of funds decreased to 1.07% for the six month period ended December 31, 2010 from 1.53% for the same year age period mainly due to lower market rates affecting the rates paid on all interest-bearing deposit accounts and borrowings. These increases were partially offset by a decline in the yield on average interest-earning assets to 5.08% for the six months ended December 31, 2010 from 5.37% from the same year ago period.

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations (continued)

(Dollars in thousands, except per share data)

Average Balance Sheets and Analysis of Net Interest Income for the Three Months Ended December 31,
(In thousands, except percentages)

	2010			2009
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Taxable securities	$51,160	$373	2.96%	$46,271	$472	4.13%
Nontaxable securities (1)	22,285	324	5.80	18,989	280	5.95
Loans receivable (1)	175,111	2,585	5.86	165,040	2,489	5.98
Interest bearing deposits and federal funds sold	15,686	13	0.33	12,989	21	0.64
Total interest-earning assets	264,242	3,295	4.97%	243,289	3,262	5.32%

Noninterest-earning assets	12,283			11,291

Total Assets	$276,525			$254,580

Interest-bearing liabilities:
NOW	$14,010	$4	0.11%	$13,306	$6	0.18%
Savings	67,163	33	0.19	57,646	43	0.30
Time deposits	93,277	395	1.68	90,989	533	2.32
Short-term borrowings	15,129	11	0.29	12,728	12	0.37
FHLB advances	8,237	66	3.18	9,303	77	3.28
Total interest-bearing liabilities	197,816	509	1.02%	183,972	671	1.45%

Noninterest-bearing liabilities:
Noninterest-bearing checking accounts	52,287			45,746
Other liabilities	1,999			1,920
Total liabilities	252,102			231,638
Shareholders’ equity	24,423			22,942

Total liabilities and shareholders’ equity	$276,525			$254,580

Net interest income, interest rate spread (1)		$2,786	3.95%		$2,591	3.87%

Net interest margin (net interest as a percent of average interest-earning assets) (1)			4.20%			4.23%

Federal tax exemption on non-taxable securities and loans included in interest income		$110			$96

Average interest-earning assets to interest-bearing liabilities	133.58%			132.24%
(1) calculated on a fully taxable equivalent basis

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations (continued)

(Dollars in thousands, except per share data)

Average Balance Sheets and Analysis of Net Interest Income for the Six Months Ended December 31,
(In thousands, except percentages)

	2010			2009
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Taxable securities	$49,793	$798	3.26%	$46,011	$970	4.25%
Nontaxable securities (1)	21,790	631	5.82	18,442	556	5.99
Loans receivable (1)	174,951	5,186	5.88	163,486	4,956	6.01
Interest bearing deposits and federal funds sold	14,174	23	0.32	13,311	45	0.67
Total interest-earning assets	260,708	6,638	5.08%	241,250	6,527	5.37%

Noninterest-earning assets	12,151			11,684

Total Assets	$272,859			$252,934

Interest-bearing liabilities:
NOW	$13,900	$10	0.14%	$13,286	$13	0.19%
Savings	67,241	75	0.22	57,381	100	0.35
Time deposits	92,571	812	1.74	91,332	1,120	2.43
Short-term borrowings	14,151	24	0.34	12,601	26	0.41
FHLB advances	8,256	135	3.24	9,327	155	3.30
Total interest-bearing liabilities	196,119	1,056	1.07%	183,927	1,414	1.53%

Noninterest-bearing liabilities:
Noninterest-bearing checking accounts	50,383			44,628
Other liabilities	2,040			1,936
Total liabilities	248,542			230,491
Shareholders’ equity	24,317			22,443

Total liabilities and shareholders’ equity	$272,859			$252,934

Net interest income, interest rate spread (1)		$5,582	4.01%		$5,113	3.84%

Net interest margin (net interest as a percent of average interest-earning assets) (1)			4.27%			4.20%

Federal tax exemption on non-taxable securities and loans included in interest income		$213			$191

Average interest-earning assets to interest-bearing liabilities	132.93%			131.17%

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations (continued)

(Dollars in thousands, except per share data)

Provision for Loan Losses
The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management's assessment of the estimated probable credit losses in the Bank’s loan portfolio that have been incurred at each balance sheet date. For the three and six month periods ended December 31, 2010, the provision for loan losses was $142 and $244, a decrease of $99 from the same six month period in the prior year.

Net charge-offs for the six months ending December 31, 2010 were $254, compared to $166 for the same period ending December 31, 2009. Net charge-offs for the period ending December 31, 2010 included $175 of commercial real estate and $58 of 1-4 family non-owner occupied residential real estate loans. The allowance for loan losses as a percent of total loans at December 31, 2010 was 1.28% compared with 1.31% at June 30, 2010 and from 1.30% a year ago.

Non-performing loans were $2,168 as of December 31, 2010 and represented 1.23% of total loans. This compared with $2,342, or 1.34%, at June 30, 2010 and $2,648, or 1.59%, as of December 31, 2009. The decline in non-performing loans was primarily the result of the return of one larger commercial real estate loan to accrual status. The provision for loan losses as of December 31, 2010 was considered sufficient by management for maintaining an appropriate allowance for loan losses.

Non-Interest Income
Non-interest income totaled $582 for the second quarter of fiscal year 2011, compared to $540 for the same period last year. Adjusted for net security gains and impairment loss on securities, non-interest income totaled $579 for the second quarter of fiscal year 2011, compared with $618 for the same period last year.

Service charges on deposits decreased by $87, or 21.0%, during the second fiscal quarter of 2011 mainly due to a new rule issued by the Federal Reserve Board that became effective in August 2010 that prohibits financial institutions from charging consumers fees for paying overdrafts on automated teller machine and debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. The future trend of overdraft charges is uncertain as a result of these new consumer regulatory provisions.

Debit card interchange income increased by $31, or 24.6%, during the second fiscal quarter of 2011 mainly due to an increase in debit card usage. On July 21, 2010, the Dodd-Frank Act amended the Electronic Fund Transfer Act to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer. Because of the uncertainty as to any future rulemaking by the Federal Reserve, the Corporation cannot provide any assurance as to the ultimate impact of the Dodd-Frank Act on the amount of interchange income from debit card transactions reported in future periods.

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations (continued)

(Dollars in thousands, except per share data)

Non-interest income totaled $1,188 during the first six months of fiscal year 2011, compared to $1,290 for the same period last year. Service charges on deposits decreased by $189 mainly due to the new rule issued by the Federal Reserve Board that was previously discussed. Debit card interchange income increased by $63 mainly due to an increase in debit card usage.

Net gains recognized on the sale of securities totaled $70 during the first six months of fiscal year 2011 and $213 during the same year ago period. During fiscal year 2011, the Corporation sold callable agency securities that were projected to be called within a short period of time and recognized gains totaling $97. These gains were partially offset by a $27 loss from the sale of a collateralized mortgage obligation that was underperforming. An other-than-temporary impairment loss of $50 was recorded during the second fiscal quarter of 2011 and a $180 loss recorded during the same year ago period related to a trust preferred security the Corporation owns. A discussion of this impairment loss is included on the following pages under the heading “Financial Condition”.

Non-Interest Expenses
Total non-interest expenses increased to $2,378, or 5.5%, during the second quarter of fiscal year 2011, compared with $2,255 during the same year ago period.

Salaries and employee benefits increased by $53, or 4.7%, during the second quarter of fiscal year 2011 mainly due to normal merit increases that went into effect on July 1, 2010, following the removal of a salary freeze that was in place during the preceding eighteen months.

Debit card processing expenses increased by $13, or 18.3%, during the second quarter of fiscal year 2011 mainly as a result of increased debit card usage by our customers.

Other expenses increased by $55, or 15.8%, during the second quarter of fiscal year 2011 mainly due to higher marketing expenses as a result of increased marketing efforts and additional cost from a new vendor providing enhanced webhosting services.

Total non-interest expenses increased to $4,742, or 5.6%, during the first six months of fiscal year 2011, compared with $4,492 during the same year ago period.

Salaries and employee benefits increased by $158, or 7.2%, during the first six months of fiscal year 2011 mainly due to staff added in fiscal year 2010 in the lending and credit administration functions and due to normal merit increases that went into effect on July 1, 2010, following the removal of a salary freeze that was in place during the preceding eighteen months.

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations (continued)

(Dollars in thousands, except per share data)

Occupancy and equipment expenses decreased by $23, or 4.3%, during the first six months of fiscal year 2011 mainly due to the renegotiation of miscellaneous equipment and service contracts.

Debit card processing expenses increased by $26, or 18.3%, during the first six months of fiscal year 2011. This increase was mainly the result of increased debit card usage by our customers.

Other expenses increased by $88, or 12.8%, during the first six month period of fiscal year 2011 mainly due to higher marketing expenses as a result of increased marketing efforts, one-time security expenses following robberies at two of the Corporation’s branch locations, and additional cost from a new vendor providing enhanced webhosting services.

Income Taxes
Income tax expense for the three month period ended December 31, 2010 increased by $26, to $164 from $138, compared to a year ago. The effective tax rate was 22.2% for the current quarter as compared to 21.6% for the same period last year.

Income tax expense for the six month period ended December 31, 2010 increased by $53, to $364 from $311, compared to a year ago. The effective tax rate was 23.2% for the current period as compared to 22.6% for the same period last year.

The effective tax rate differed from the federal statutory rate principally as a result of tax-exempt income from obligations of states and political subdivisions, loans and earnings on bank owned life insurance.

Financial Condition
Total assets at December 31, 2010 were $277,080 compared to $263,393 at June 30, 2010, an increase of $13,687, or 5.2%.

Available-for-sale securities increased by $10,337 from $64,262 at June 30, 2010 to $74,599 at December 31, 2010 due to the deployment of excess liquidity attributed to an increase in deposit balances. Within the securities portfolio, the Corporation owns a trust preferred security, which represents CDOs issued by other financial and insurance companies. As of December 31, 2010, the trust preferred security had an adjusted amortized cost of $522 and a fair value of $391. Due to the illiquidity in the market, it is unlikely the Corporation would be able to recover its investment in this security if the Corporation sold the security at this time.

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations (continued)

(Dollars in thousands, except per share data)

Due to an increase in principal and/or interest deferrals by the issuers of the underlying securities, the cash interest payments for the trust preferred security are being deferred. On December 31, 2010, the lowest credit rating on this security was Fitch’s rating of C, which is defined as highly speculative. The issuers in this security are primarily banks, bank holding companies and a limited number of insurance companies. The investment security is evaluated using a model to compare the present value of expected cash flows to prior periods expected cash flows to determine if there has been an adverse change in cash flows during the period. The discount rate used to calculate the cash flows is the coupon rate of the security, based on the forward LIBOR curve. The OTTI model considers the structure and term of the CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. We assume no recoveries on defaults and all interest payment deferrals are treated as defaults with an assumed recovery rate of 15% on deferrals. In addition we use the model to “stress” the CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of the Corporation’s note class. According to the December 31, 2010 analysis, the expected cash flows were below the recorded amortized cost of the trust preferred security. Therefore, management determined it was appropriate to record an other-than-temporary impairment loss of $50 from this security during the second fiscal quarter of 2011. Management has reviewed this security and these conclusions with an independent third party. If there is further deterioration in the underlying collateral of this security, other-than-temporary impairments may also occur in future periods.

Loan receivables increased by $2,395 to $176,678 at December 31, 2010 compared to $174,283 at June 30, 2010. Total shareholders’ equity increased by $62 from June 30, 2010, to $23,778 as of December 31, 2010.  The increase was mainly due to net income for the current six month period offset by a decrease in the fair value of available-for-sale securities and by cash dividends paid during the period.

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations (continued)

(Dollars in thousands, except per share data)

Non-Performing Assets
The following table presents the aggregate amounts of non-performing assets and respective ratios as of the dates indicated.

	December 31, 2010	June 30, 2010	December 31, 2009
Nonaccrual loans	$2,157	$2,342	$2,648
Loans past due over 90 days and still accruing	11	—	—
Total non-performing loans	2,168	2,342	2,648
Other real estate owned	-	25	187
Total non-performing assets	$2,168	$2,367	$2,835

Non-performing loans to total loans	1.23%	1.34%	1.59%
Allowance for loan losses to total non-performing loans	104.52%	97.18%	81.94%

As of December 31, 2010, impaired loans totaled $2,937, of which $2,149 are included in nonaccrual loans. Commercial and commercial real estate loans are classified as impaired if management determines that full collection of principal and interest, in accordance with the terms of the loan documents, is not probable. Impaired loans and non-performing loans have been considered in management’s analysis of the appropriateness of the allowance for loan losses. Management and the Board of Directors are closely monitoring these loans and believe that the prospects for recovery of principal and interest, less identified specific reserves, are favorable.

Contractual Obligations, Commitments, Contingent Liabilities and Off-Balance Sheet Arrangements

Liquidity
The objective of liquidity management is to ensure adequate cash flows to accommodate the demands of our customers and provide adequate flexibility for the Corporation to take advantage of market opportunities under both normal operating conditions and under unpredictable circumstances of industry or market stress. Cash is used to fund loans, purchase investments, fund the maturity of liabilities, and at times to fund deposit outflows and operating activities. The Corporation’s principal sources of funds are deposits; amortization and prepayments of loans; maturities, sales and principal receipts from securities; borrowings; and operations. Management considers the asset position of the Corporation to be sufficiently liquid to meet normal operating needs and conditions.  The Corporation's earning assets are mainly comprised of loans and investment securities. Management continually strives to obtain the best mix of loans and investments to both maximize yield and insure the soundness of the portfolio, as well as to provide funding for loan demand as needed.

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations (continued)

(Dollars in thousands, except per share data)

Net cash inflow from operating activities for the six month period ended December 31, 2010 was $2,208, net cash outflows from investing activities was $17,444 and net cash inflows from financing activities was $13,312. A major source of cash was $12,348 from sales, maturities, calls or principal pay downs on available-for-sale securities and a $13,185 increase in deposits. A major use of cash included the $24,247 purchase of securities. Total cash and cash equivalents was $11,882 as of December 31, 2010 compared to $13,806 at June 30, 2010 and $12,329 at December 31, 2009.

The Bank offers several types of deposit products to its customers. The rates offered by the Bank and the fees charged for them are competitive with others currently available in the market area. Total deposits increased by $13,185, or 12.1% on an annualized basis, during the first six months of fiscal year 2011. Also, during the same period, the overall cost for funds decreased by 46 basis points from the same year ago period.

To provide an additional source of liquidity, the Corporation has entered into an agreement with the Federal Home Loan Bank (FHLB) of Cincinnati. At December 31, 2010, FHLB advances totaled $8,223 as compared with $8,297 at June 30, 2010. As of December 31, 2010, the Bank had the ability to borrow an additional $16,579 from the FHLB based on a blanket pledge of qualifying first mortgage loans. In October 2010, the Corporation exchanged $1,000 of outstanding FHLB advances with maturities of less than one year and an average rate of 3.17% with advances that have an average maturity of six years and an average effective rate of 2.00%. The exchange resulted in the payment of a prepayment penalty of $16 that is being amortized as an adjustment to interest expense over the term of the new advances. The Corporation considers the FHLB to be a reliable source of liquidity funding, secondary to its deposit base.

Short-term borrowings consisted of repurchase agreements which is a financing arrangement that matures daily. The Bank pledges securities as collateral for the repurchase agreements. Short-term borrowings increased to $13,626 at December 31, 2010 from $13,086 at June 30, 2010.

Jumbo time deposits (those with balances of $100 thousand and over) increased from $33,764 at June 30, 2010 to $36,014 at December 31, 2010. These deposits are monitored closely by the Corporation and are mainly priced on an individual basis. When these deposits are from a municipality, certain bank-owned securities are pledged to guarantee the safety of these public fund deposits as required by Ohio law. The Corporation has the option to use a fee-paid broker to obtain deposits from outside its normal service area as an additional source of funding. The Corporation however, does not rely upon these deposits as a primary source of funding. Although management monitors interest rates on an ongoing basis, a quarterly rate sensitivity report is used to determine the effect of interest rate changes on the financial statements. In the opinion of management, enough assets or liabilities could be repriced over the near term (up to three years) to compensate for such changes. The spread on interest rates, or the difference between the average earning assets and the average interest-bearing liabilities, is monitored quarterly.

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

The Bank’s leverage and risk-based capital ratios as of December 31, 2010 were 7.7% and 13.8%, respectively. This compares to leverage and risk-based capital ratios of 7.8% and 13.4%, respectively, as of June 30, 2010. The Bank exceeded minimum regulatory capital requirements to be considered well-capitalized for both periods.  Management is not aware of any matters occurring subsequent to December 31, 2010 that would cause the Bank’s capital category to change.

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

The Corporation has identified the appropriateness of the allowance for loan losses and the valuation of securities as critical accounting policies and an understanding of these policies are necessary to understand the financial statements. Critical accounting policies are those policies that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Footnote one (Securities and Allowance for Loan Losses), footnote two (Securities), footnote three (Loans) and Management Discussion and Analysis of Financial Condition and Results from Operation (Critical Accounting Policies) of the 2010 Form 10-K provide detail with regard to the Corporation’s accounting for the allowance for loan losses and valuation of securities and other-than-temporary impairment. There have been no significant changes in the application of accounting policies since June 30, 2010.

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

CONSUMERS BANCORP, INC.

Item 4 – Controls and Procedures

As of the end of the period covered by the report, an evaluation was performed under the supervision and with the participation of the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures pursuant to Exchange Act Rule 13a- 15e. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. There have not been any changes in the Corporation's internal control over financial reporting that occurred during the Corporation's last quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

CONSUMERS BANCORP, INC.

PART II – OTHER INFORMATION
Item 1 – Legal Proceedings
None

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3 – Defaults Upon Senior Securities
None

Item 5 – Other Information
On February 11, 2011, Consumers National Bank, a wholly-owned subsidiary of the Corporation, entered into an amended and restated salary continuation agreement with Ralph J. Lober, II, President and Chief Executive Officer, and a noncompetition agreement with Renee K. Wood, Chief Financial Officer and Treasurer in order to replace prior agreements that were previously in place.

The amended and restated salary continuation agreement (the “Agreement”) entered into with Mr. Lober replaces a prior change of control entered into on May 7, 2007 and salary continuation agreement entered into on August 29, 2008. The Agreement was made under the Corporation’s salary continuation program; a plan that exists to encourage the long-term retention of executives and avoid the cost of executive turnover. Under the Agreement, upon a retirement from the Corporation at the age of 65, Mr. Lober will receive 180 months of salary continuation payments in an amount equal to 53% of his average compensation during the three years preceding his retirement. Vesting under the Agreement commences at age 50 allowing Mr. Lober to be eligible to receive a reduced benefit if he retires between the age of 50 and 65. If Mr. Lober dies during active service, his beneficiary is entitled to receive the retirement benefit. Upon termination of employment following a disability, Mr. Lober will be fully vested under the plan and eligible to receive a payment equal to the amount accrued by the Corporation at the time of disability. Upon termination of employment within twelve months following a change of control for reasons other than death, disability, or retirement, Mr. Lober will be fully vested under the plan and eligible to receive a payment equal to the greater of (1) two times Mr. Lober’s base salary in effect immediately proceeding termination of employment or (2) the amount accrued by the Corporation as of the month preceding termination of employment.

The noncompetition agreement entered into with Ms. Wood replaces a prior change of control agreement that was entered into on July 1, 2005. The noncompetition agreement was entered into with Ms. Wood, in order to restrict Ms. Wood’s availability to other employers or entities that compete with the Corporation in exchange for a payment of an amount equal to the aggregate of one times Ms. Wood’s annual rate of base salary upon termination of employment without cause by the Corporation; or a termination of employment for good reason by Ms. Wood. Upon termination of employment within twelve consecutive months after a change in control, Ms. Wood shall be entitled to receive in a single lump sum payment equal to one times annual rate of base salary.

CONSUMERS BANCORP, INC.

Item 6 – Exhibits

Exhibit
Number	Description
Exhibit 10.6	2011 Amendment and Restatement of Salary Continuation agreement entered into with Mr. Lober on February 11, 2011.

Exhibit 10.7	Form Noncompetition agreement entered into with Ms. Wood on February 11, 2011.

Exhibit 11	Statement regarding Computation of Per Share Earnings (included in Note 1 to the Consolidated Financial Statements).

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSUMERS BANCORP, INC.
(Registrant)

Date:	February 11, 2011	/s/ Ralph J. Lober
Ralph J. Lober, II
Chief Executive Officer

Date:	February 11, 2011	/s/ Renee K. Wood
Renee K. Wood
Chief Financial Officer & Treasurer