Form 10-Q
period 2011-03-31
CONSUMERS BANCORP INC /OH/
filed 2011-05-16
CIK 1006830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) or the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.05 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value	Outstanding at May 12, 2011
2,046,673 Common Shares

CONSUMERS BANCORP, INC.
FORM 10-Q
QUARTER ENDED March 31, 2011

Table of Contents

Page Number (s)
Part I – Financial Information
Item 1 – Financial Statements (Unaudited)
Consolidated Balance Sheets at March 31, 2011 and June 30, 2010	1

Consolidated Statements of Income for the three and nine months ended March 31, 2011 and 2010	2

Consolidated Statements of Comprehensive Income for the three and nine months ended March 31, 2011 and 2010	3

Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended March 31, 2011 and 2010	4

Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2011 and 2010	5

Notes to the Consolidated Financial Statements	6-21

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	22-34

Item 3 – Not Applicable for Smaller Reporting Companies

Item 4 – Controls and Procedures	35
Part II – Other Information
Item 1 – Legal Proceedings	36

Item 1A – Not Applicable for Smaller Reporting Companies

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3 – Defaults Upon Senior Securities	36

Item 4 – Removed and Reserved

Item 5 – Other Information	36

Item 6 – Exhibits	36

Signatures	37

PART 1 – FINANCIAL INFORMATION
Item 1 – Financial Statements (unaudited)
CONSUMERS BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	March 31, 2011	June 30, 2010
ASSETS
Cash on hand and noninterest-bearing deposits in other banks	$5,632	$5,973
Interest-bearing deposits in other banks	9,160	7,833
Total cash and cash equivalents	14,792	13,806
Certificates of deposit in other financial institutions	4,165	980
Securities, available-for-sale	82,112	64,262
Federal bank and other restricted stocks, at cost	1,186	1,186
Total loans	176,898	174,283
Less allowance for loan losses	(2,101)	(2,276)
Net Loans	174,797	172,007
Cash surrender value of life insurance	5,365	4,798
Premises and equipment, net	4,461	3,581
Intangible assets	129	250
Other real estate owned	-	25
Accrued interest receivable and other assets	2,830	2,498
Total assets	$289,837	$263,393

LIABILITIES
Deposits
Non-interest bearing demand	$60,786	$47,659
Interest bearing demand	13,937	13,687
Savings	77,318	63,704
Time	89,838	91,264
Total deposits	241,879	216,314

Short-term borrowings	14,217	13,086
Federal Home Loan Bank advances	7,578	8,297
Accrued interest and other liabilities	1,959	1,980
Total liabilities	265,633	239,677

SHAREHOLDERS’ EQUITY
Preferred stock (no par value, 350,000 shares authorized)	—	—
Common stock (no par value, 3,500,000 shares authorized; 2,177,115 and 2,168,329 shares issued as of March 31, 2011 and June 30, 2010, respectively)	5,074	4,968
Retained earnings	20,547	19,470
Treasury stock, at cost (130,442 common shares)	(1,659)	(1,659)
Accumulated other comprehensive income	242	937
Total shareholders’ equity	24,204	23,716
Total liabilities and shareholders’ equity	$289,837	$263,393

See accompanying notes to consolidated financial statements

CONSUMERS BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
	Three Months ended March 31,		Nine Months ended March 31,
(Dollars in thousands, except per share amounts)	2011	2010	2011	2010
Interest income
Loans, including fees	$2,517	$2,451	$7,690	$7,392
Securities
Taxable	391	445	1,189	1,415
Tax-exempt	227	200	658	580
Federal funds sold and other interest bearing deposits	15	9	38	54
Total interest income	3,150	3,105	9,575	9,441

Interest expense
Deposits	373	499	1,270	1,732
Short-term borrowings	9	11	33	37
Federal Home Loan Bank advances	60	70	195	225
Total interest expense	442	580	1,498	1,994

Net interest income	2,708	2,525	8,077	7,447
Provision for loan losses	100	110	344	453
Net interest income after provision for loan losses	2,608	2,415	7,733	6,994

Non-interest income
Service charges on deposit accounts	301	333	963	1,184
Debit card interchange income	160	133	467	377
Bank owned life insurance income	47	43	136	131
Securities gains, net	-	-	70	213
Other-than-temporary loss
Total impairment loss	(327)	(100)	(358)	(280)
Loss recognized in other comprehensive income	177	-	158	-
Net impairment loss recognized in earnings	(150)	(100)	(200)	(280)
Gain/(Loss) on sale of OREO	-	(51)	2	(46)
Other	44	41	152	110
Total non-interest income	402	399	1,590	1,689

Non-interest expenses
Salaries and employee benefits	1,234	1,141	3,598	3,347
Occupancy and equipment	263	266	774	800
Data processing expenses	137	135	413	399
Professional and director fees	80	74	265	265
FDIC Assessments	77	77	233	236
Franchise taxes	61	57	178	164
Telephone and network communications	57	54	167	176
Debit card processing expenses	84	73	252	215
Amortization of intangible	40	40	121	121
Other	386	375	1,160	1,061
Total non-interest expenses	2,419	2,292	7,161	6,784

Income before income taxes	591	522	2,162	1,899
Income tax expense	109	97	473	408
Net Income	$482	$425	$1,689	$1,491

Basic earnings per share	$0.24	$0.21	$0.83	$0.73

See accompanying notes to consolidated financial statements

CONSUMERS BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(Dollars in thousands)

	Three Months ended March 31,		Nine Months ended March 31,
	2011	2010	2011	2010

Net income	$482	$425	$1,689	$1,491

Other comprehensive income (loss), net of tax:
Net change in unrealized gains (losses):
Other-than-temporarily impaired securities:
Unrealized gains (losses) on other-than-temporarily impaired securities	(327)	(22)	(358)	115
Reclassification adjustment for losses included in income	150	100	200	280
Net unrealized gain (loss)	(177)	78	(158)	395
Income tax effect	60	27	54	134
	(117)	51	(104)	261

Available-for-sale securities:
Unrealized gains (losses) arising during the period	346	145	(824)	682
Reclassification adjustment for gains included in income	—	—	(70)	(213)
Net unrealized gain (losses)	346	145	(894)	469
Income tax effect	118	50	(303)	160
	228	95	(591)	309

Other comprehensive income (loss)	111	146	(695)	570

Total comprehensive income	$593	$571	$994	$2,061

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(Dollars in thousands, except per share data)

	Three Months ended March 31,		Nine Months ended March 31,
	2011	2010	2011	2010

Balance at beginning of period	$23,778	$22,582	$23,716	$21,461

Comprehensive income
Net income	482	425	1,689	1,491
Other comprehensive income (loss)	111	146	(695)	570
Total comprehensive income	593	571	994	2,061

Common stock issued for dividend reinvestment and stock purchase plan (3,117 shares and 8,786 shares for the three and nine months in 2011 and 2,587 shares and 5,743 shares for the three and nine months in 2010, respectively)	38	30	106	68
Common cash dividends	(205)	(203)	(612)	(610)

Balance at the end of the period	$24,204	$22,980	$24,204	$22,980

Common cash dividends per share	$0.10	$0.10	$0.30	$0.30

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Dollars in thousands)	Nine Months Ended March 31,
	2011	2010
Cash flows from operating activities
Net cash from operating activities	$3,037	$1,476

Cash flow from investing activities
Securities available-for-sale
Purchases	(36,572)	(23,218)
Maturities, calls and principal pay downs	11,822	12,188
Proceeds from sales of available-for-sale securities	5,123	6,009
Net (increase) decrease in certificates of deposits in other financial institutions	(3,185)	1,423
Net increase in loans	(3,134)	(10,366)
Purchase of Bank owned life insurance	(431)	-
Acquisition of premises and equipment	(1,172)	(153)
Sale of other real estate owned	27	170
Net cash from investing activities	(27,522)	(13,947)

Cash flow from financing activities
Net increase in deposit accounts	25,565	7,209
Net change in short-term borrowings	1,131	(1,624)
Repayments of Federal Home Loan Bank advances	(719)	(1,000)
Proceeds from dividend reinvestment and stock purchase plan	106	68
Dividends paid	(612)	(610)
Net cash from financing activities	25,471	4,043

Increase/(decrease) in cash or cash equivalents	986	(8,428)

Cash and cash equivalents, beginning of period	13,806	18,891
Cash and cash equivalents, end of period	$14,792	$10,463

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$1,525	$2,041
Federal income taxes	680	605
Non-cash items:
Transfer from loans to repossessed assets	$-	$137

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

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers loans not individually evaluated for impairment and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent three years.  This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following:  levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. The following portfolio segments have been identified:  commercial, commercial real estate, residential real estate and consumer.

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

Earnings per Share:  Earnings per common share are computed based on the weighted average common shares outstanding. The weighted average number of outstanding shares was 2,044,179 and 2,033,289 for the quarters ended March 31, 2011 and 2010, respectively. The weighted average number of outstanding shares was 2,041,402 and 2,031,498 for the nine months ended March 31, 2011 and 2010, respectively. The Corporation’s capital structure contains no dilutive securities.

Reclassifications: Certain items in prior financial statements have been reclassified to conform to the current presentation.

New Accounting Standards Updates: On July 21, 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” which requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and non-accrual status are to be presented by class of financing receivable. Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings will also be required. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. This ASU is effective for interim and annual reporting periods after December 15, 2010. See Note 3 - Loans.

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

On April 5, 2011, the FASB issued ASU No. 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring,” to assist creditors in determining whether a modification of the terms of a receivable meets the definition of a troubled debt restructuring (TDR). This statement does not change the long-standing guidance that a restructuring of a debt constitutes a TDR if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider. The ASU provides clarifications for evaluating whether a concession has been granted and whether a debtor is experiencing financial difficulties. The new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applied retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. The effect of adopting this new guidance is not expected to have a significant impact on the Corporation’s financial statements.

Note 2 – Securities

Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2011
Obligations of government sponsored entities	$12,311	$45	$(57)	$12,299
Obligations of state and political subdivisions	23,144	247	(503)	22,888
Mortgage-backed securities – residential	31,826	1,055	(48)	32,833
Collateralized mortgage obligations	14,092	35	(99)	14,028
Trust preferred security	372	—	(308)	64
Total securities	$81,745	$1,382	$(1,015)	$82,112

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2010
Obligations of government sponsored entities	$10,771	$236	$(3)	$11,004
Obligations of state and political subdivisions	20,073	392	(218)	20,247
Mortgage-backed securities - residential	24,333	1,279	—	25,612
Collateralized mortgage obligations	7,094	34	(151)	6,977
Trust preferred security	572	—	(150)	422
Total securities	$62,843	$1,941	$(522)	$64,262

Proceeds from the sale of available-for-sale securities were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Proceeds from sales	$—	—	$5,123	$6,009
Gross realized gains	—	—	97	213
Gross realized losses	—	—	27	—

The amortized cost and fair values of available-for-sale securities at March 31, 2011, by expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, collateralized mortgage obligations and the trust preferred security are shown separately.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$4,022	$4,044
Due after one year through five years	6,812	6,853
Due after five years through ten years	7,758	7,738
Due after ten years	16,863	16,552
Total	35,455	35,187

Mortgage-backed securities - residential	31,826	32,833
Collateralized mortgage obligations	14,092	14,028
Trust preferred security	372	64
Total	$81,745	$82,112

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table summarizes the securities with unrealized losses at March 31, 2011 and June 30, 2010, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or more		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2011
Obligations of government sponsored entities	$7,133	$(57)	$—	$—	$7,133	$(57)
Obligations of states and political subdivisions	10,845	(315)	1,163	(188)	12,008	(503)
Mortgage-backed securities - residential	10,288	(48)	—	—	10,288	(48)
Collateralized mortgage obligations	10,163	(99)	—	—	10,163	(99)
Trust preferred security	—	—	64	(308)	64	(308)

Total temporarily impaired	$38,429	$(519)	$1,227	$(496)	$39,656	$(1,015)

	Less than 12 Months		12 Months or more		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2010
Obligations of government sponsored entities	$764	$(3)	$—	$—	$764	$(3)
Obligations of states and political subdivisions	5,331	(179)	649	(39)	5,980	(218)
Collateralized mortgage obligations	4,763	(151)	—	—	4,763	(151)
Trust preferred security	—	—	422	(150)	422	(150)

Total temporarily impaired	$10,858	$(333)	$1,071	$(189)	$11,929	$(522)

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

The Corporation owns a trust preferred security, which represents collateralized debt obligations (CDOs) issued by other financial and insurance companies. The following table summarizes the relevant characteristics of the pooled-trust-preferred security at March 31, 2011. The security is part of a pool of issuers that support a more senior tranche of securities. Due to the illiquidity in the market, it is unlikely the Corporation would be able to recover its investment in this security if the Corporation sold the security at this time.

Deal Name	Par Value	Book Value	Fair Value	Unrealized Loss	# of Issuers Currently Performing/ Remaining	Actual Deferrals and Defaults as a % of Original Collateral	Expected Defaults as a % of Remaining Collateral	Excess Subordination (2)
Pre Tsl XXII (1)	$982	$372	$64	$308	62/98	31.7%	12.8%	—

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

Due to an increase in principal and/or interest deferrals by the issuers of the underlying securities, the cash interest payments for the trust preferred security are being deferred. On March 31, 2011, the lowest credit rating on this security was Fitch’s rating of C, which is defined as highly speculative. The issuers in this security are primarily banks, bank holding companies and a limited number of insurance companies. The investment security is evaluated using a model to compare the present value of expected cash flows to prior periods expected cash flows to determine if there has been an adverse change in cash flows during the period. The discount rate used to calculate the cash flows is the coupon rate of the security, based on the forward LIBOR curve. The OTTI model considers the structure and term of the CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. We assume no recoveries on defaults and all interest payment deferrals are treated as defaults with an assumed recovery rate of 15% on deferrals. In addition we use the model to “stress” the CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of the Corporation’s note class. According to the March 31, 2011 analysis, the expected cash flows were below the recorded amortized cost of the trust preferred security. Therefore, management determined it was appropriate to record an other-than-temporary impairment loss of $150 during the three month period ended March 31, 2011, bringing the total impairment loss to $200 for the nine month period ended March 31, 2011. Management has reviewed this security and these conclusions with an independent third party. If there is further deterioration in the underlying collateral of this security, other-than-temporary impairments may also occur in future periods.

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 3 – Loans

Major classifications of loans were as follows:

	March 31, 2011	June 30, 2010
Commercial	$17,097	$14,559
Commercial real estate:
Construction	475	2,916
Other	99,762	99,761
1 – 4 Family residential real estate:
Owner occupied	34,468	34,428
Non-owner occupied	19,312	16,738
Construction	555	328
Consumer	5,492	5,824
Subtotal	177,161	174,554
Less: Net deferred loan fees	(263)	(271)
Allowance for loan losses	(2,101)	(2,276)
Net Loans	$174,797	$172,007

A summary of activity in the allowance for loan losses for the nine months ended March 31, 2011, and the three and nine months ended March 31, 2010, was as follows:

	Nine Months Ended March 31, 2011	Three Months Ended March 31, 2010	Nine Months Ended March 31, 2010
Beginning of period	$2,276	$2,169	$1,992
Provision	344	110	453
Charge-offs	(568)	(45)	(267)
Recoveries	49	36	92
Balance at March 31,	$2,101	$2,270	$2,270

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ending March 31, 2011:

		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total

Allowance for loan losses:
Beginning balance	$80	$1,110	$1,007	$69	$2,266
Provision for loan losses	54	14	6	26	100
Loans charged-off	(9)	(238)	—	(36)	(283)
Recoveries	—	—	—	18	18

Total ending allowance balance	$125	$886	$1,013	$77	$2,101

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2011. Included in the recorded investment in loans is $(263) of net deferred loan fess and $468 of accrued interest receivable.

		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$15	$191	$335	$—	$541
Collectively evaluated for impairment	110	695	678	77	1,560

Total ending allowance balance	$125	$886	$1,013	$77	$2,101

Recorded investment in loans:
Loans individually evaluated for impairment	$88	$1,740	$1,049	$—	$2,877
Loans collectively evaluated for impairment	17,044	98,524	53,432	5,489	174,489

Total ending loans balance	$17,132	$100,264	$54,481	$5,489	$177,366

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents information related to loans individually evaluated for impairment by class of loans as of and for the three months ended March 31, 2011:

	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized

With no related allowance recorded:
Commercial	$19	$19	$—	$18	$—	$—
Commercial real estate:
Other	551	550	—	550	—	—
With an allowance recorded:
Commercial	69	69	15	70	—	—
Commercial real estate:
Other	1,193	1,190	191	1,217	8	—
1-4 Family residential real estate:
Owner occupied	324	322	39	324	2	—
Non-owner occupied	727	727	296	727	—	—
Total	$2,883	$2,877	$541	$2,906	$10	$—

The following table presents information related to loans individually evaluated for impairment as of June 30, 2010:
June 30, 2010
Period-end loans with no allocated allowance for loan losses	$717
Period-end loans with allocated allowance for loan losses	1,918
Total	$2,635
Amount of allowance allocated to impaired loans	$543

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents information for loans individually evaluated for impairment:
	Nine Months Ended March 31, 2011	Three Months Ended March 31, 2010	Nine Months Ended March 31, 2010
Average of impaired loans during period	$2,909	$2,401	$2,261
Interest income recognized during impairment	37	—	—
Cash-basis interest income recognized	18	—	—

The following table presents the recorded investment in non-accrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2011:

		Loans Past Due
		Over 90 Days
		Still
	Non-accrual	Accruing
Commercial	$69	$—
Commercial real estate:
Other	1,057	—
1 – 4 Family residential:
Owner occupied	244	—
Non-owner occupied	727	—
Consumer	—	—
Total	$2,097	$—

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Non-accrual loans and loans past due 90 days still on accrual were as follows:

	June 30, 2010	March 31, 2010
Loans past due over 90 days and still accruing	$—	$20
Non-accrual loans	2,342	2,607

Non-accrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the aging of the recorded investment in past due loans as of March 31, 2011 by class of loans:

	Days Past Due
			90 Days or
	30 – 59	60 - 89	Greater &	Total	Loans Not
	Days	Days	Non-accrual	Past Due	Past Due	Total
Commercial	$5	$—	$—	$5	$17,127	$17,132
Commercial real estate:
Construction	—	—	—	—	470	470
Other	648	—	729	1,377	98,417	99,794
1-4 Family residential:
Owner occupied	321	—	22	343	34,269	34,612
Non-owner occupied	—	—	727	727	18,584	19,311
Construction	—	—	—	—	558	558
Consumer	3	—	—	3	5,486	5,489
Total	$977	$—	$1,478	$2,455	$174,911	$177,366

The above table of past due loans includes the recorded investment in non-accrual loans of $420 in the 30-59 days past due category and $199 in the loans not past due category.

Troubled Debt Restructurings:

The Corporation allocated $50 and $3 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2011 and June 30, 2010. As of March 31, 2011 and June 30, 2010, the Corporation had not committed to lend any additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Loans listed as not rated are either less than $100,000 or are included in groups of homogeneous loans. As of March 31, 2011, and based on the most recent analysis performed, the recorded investment by risk category of loans by class of loans is as follows:

		Special			Not
	Pass	Mention	Substandard	Doubtful	Rated
Commercial	$15,741	$767	$382	$88	$154
Commercial real estate:
Construction	255	104	111	—	—
Other	90,847	5,017	1,575	1,740	615
1-4 Family residential real estate:
Owner occupied	5,785	309	277	322	27,919
Non-owner occupied	14,893	1,813	1,672	727	206
Construction	22	—	—	—	536
Consumer	—	—	—	—	5,489
Total	$127,543	$8,010	$4,017	$2,877	$34,919

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:
		Fair Value Measurements at March 31, 2011 Using
	Balance at March 31, 2011	Level 1	Level 2	Level 3
Assets:
Obligations of government-sponsored entities	$12,299	$—	$12,299	$—
Obligations of states and political subdivisions	22,888	—	22,888	—
Mortgage-backed securities - residential	32,833	—	32,833	—
Collateralized mortgage obligations	14,028	—	14,028	—
Trust preferred security	64	—	—	64

		Fair Value Measurements at June 30, 2010 Using
	Balance at June 30, 2010	Level 1	Level 2	Level 3
Assets:
Obligations of government sponsored entities	$11,004	$—	$11,004	$—
Obligations of states and political subdivisions	20,247	—	20,247	—
Mortgage-backed securities - residential	25,612	—	25,612	—
Collateralized mortgage obligations	6,977	—	6,977	—
Trust preferred security	422	—	—	422

The following table presents a reconciliation of the trust preferred security measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended March 31, 2011 and 2010:

	2011	2010
Beginning balance	$422	$356
Realized losses included in non-interest income	(200)	(280)
Change in fair value included in other comprehensive income	(158)	395
Ending balance, March 31	$64	$471

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at March 31, 2011 Using
	Balance at March 31, 2011	Level 1	Level 2	Level 3
Assets:
Impaired loans	$1,909	$—	$—	$1,909

		Fair Value Measurements at June 30, 2010 Using
	Balance at June 30, 2010	Level 1	Level 2	Level 3
Assets:
Impaired loans	$1,375	$—	$—	$1,375
Other real estate owned, net	5	—	—	5

Impaired loans, which are generally measured for impairment using the fair value of the collateral for collateral dependant loans, had a principal balance of $2,450, with a valuation allowance of $541 at March 31, 2011, resulting in an additional provision for loan losses of $303 being recorded for the nine month period ended March 31, 2011. Provision for loan losses recorded for the nine months ended March 31, 2010 related to impaired loans was $328. As of June 30, 2010, impaired loans with a principal balance of $1,918, with a valuation allowance of $543.

Other real estate owned which is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $5, which is made up of the outstanding balance of $22, net of a valuation allowance of $17 at June 30, 2010, resulting in a write-down of $17 for the year ended June 30, 2010. There was no other real estate owned as of March 31, 2011.

Fair Value of Financial Instruments

The following table shows the estimated fair value at March 31, 2011 and June 30, 2010, and the related carrying value of financial instruments:

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

	March 31, 2011		June 30, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$14,792	$14,792	$13,806	$13,806
Certificates of deposits in other financial institutions	4,165	4,171	980	980
Securities available-for-sale	82,112	82,112	64,262	64,262
Loans, net	174,797	174,040	172,007	167,577
Accrued interest receivable	954	954	943	943
Financial Liabilities:
Demand and savings deposits	(152,041)	(152,041)	(125,050)	(125,050)
Time deposits	(89,838)	(90,681)	(91,264)	(91,926)
Short-term borrowings	(14,217)	(14,217)	(13,086)	(13,086)
Federal Home Loan Bank advances	(7,578)	(7,930)	(8,297)	(8,681)
Accrued interest payable	(95)	(95)	(122)	(122)

For purposes of the above disclosures of estimated fair value, the following assumptions were used. Estimated fair value for cash and cash equivalents, accrued interest receivable and payable, demand and savings deposits and short-term borrowings were considered to approximate carrying value for instruments that reprice frequently and fully. Fair value for loans was estimated for portfolios of loans with similar financial characteristics. For adjustable rate loans that reprice at least annually and for fixed rate commercial loans with maturities of six months or less which possess normal risk characteristics, carrying value was determined to be fair value. Fair value of other types of loans (including adjustable rate loans which reprice less frequently than annually and fixed rate term loans or loans which possess higher risk characteristics) was estimated by discounting future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for similar anticipated maturities. Fair value for impaired loans was based on recent appraisals of the collateral or, if appropriate, using estimated discounted cash flows. The Corporation has not considered market illiquidity in estimating the fair value of loans due to uncertain and inconsistent market pricing being experienced on March 31, 2011.

Fair value of core deposits, including demand deposits, savings accounts and certain money market deposits, was the amount payable on demand. Fair value of fixed-maturity certificates of deposit was estimated using the rates offered at March 31, 2011 and June 30, 2010, for deposits of similar remaining maturities. Estimated fair value does not include the benefit that result from low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market. Fair value of short-term borrowings and accrued interest was determined to be the carrying amounts since these financial instruments generally represent obligations that are due on demand. Fair value of Federal Home Loan Bank advances was estimated using current rates at March 31, 2011 and June 30, 2010 for similar financing. The fair value of unrecorded commitments at March 31, 2011 and June 30, 2010 was not material.

CONSUMERS BANCORP, INC.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share data)

General
The following is management’s analysis of the Corporation’s results of operations for the three and nine month periods ended March 31, 2011, compared to the same period in 2010, and the consolidated balance sheet at March 31, 2011 compared to June 30, 2010. This discussion is designed to provide a more comprehensive review of the operating results and financial condition than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

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

Results of Operations
Three and Nine Months Ended March 31, 2011 and March 31, 2010

Net Income
Net income increased by $57 and $198 for the three and nine months periods ended March 31, 2011, respectively, as compared to the same periods last year. The increase in net income for the three and nine month periods was mainly attributable to an increase in net interest income as a result of an increase in average interest-earning assets and a decline in cost of funds from the same periods last year. Earnings per common share were $0.24 and $0.83 for the three and nine month periods ended March 31, 2011, as compared to $0.21 and $0.73, respectively, for the same periods last year.

Return on average equity (ROE) and return on average assets (ROA) were 8.11% and 0.68%, respectively, for the third quarter of fiscal year 2011 compared to 7.55% and 0.68%, respectively, for the third quarter of fiscal year 2010.

ROE and ROA were 9.28% and 0.81%, respectively, for the 2011 fiscal year-to-date period compared to 8.80% and 0.78%, respectively, for the same periods last year.

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

The Corporation’s net interest margin for the three months ended March 31, 2011 was 4.20%, compared to 4.41% for the same period a year ago. Net interest income for the three months ended March 31, 2011 increased by $183, or 7.2%, to $2,708 from $2,525 for the same year ago period. The increase in net interest income was primarily the result of an increase of $31,644, or 13.1%, in average interest-earning assets and a decline in the Corporation’s cost of funds. The Corporation’s cost of funds decreased to 0.89% for the three month period ended March 31, 2011 from 1.28% for the same year ago period mainly due to lower market rates affecting the rates paid on all interest-bearing deposit accounts and borrowings. These increases were partially offset by a decline in the yield on average interest-earning assets to 4.86% for the three month period ended March 31, 2011 from 5.41% from the same year ago period.

The Corporation’s net interest margin for the nine months ended March 31, 2011 was 4.25%, compared to 4.27% for the same year ago period. Net interest income for the nine months ended March 31, 2011 increased by $630, or 8.5%, to $8,077 from $7,447 for the same year ago period. The increase in net interest income was primarily the result of an increase of $23,457, or 9.7%, in average interest-earning assets and a decline in the Corporation’s cost of funds. The Corporation’s cost of funds decreased to 1.01% for the nine month period ended March 31, 2011 from 1.45% for the same year age period mainly due to lower market rates affecting the rates paid on all interest-bearing deposit accounts and borrowings. These increases were partially offset by a decline in the yield on average interest-earning assets to 5.01% for the nine months ended March 31, 2011 from 5.39% from the same year ago period.

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations (continued)

(Dollars in thousands, except per share data)

Average Balance Sheets and Analysis of Net Interest Income for the Three Months Ended March 31,
(In thousands, except percentages)

	2011			2010
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Taxable securities	$56,093	$391	2.87%	$45,439	$445	4.03%
Nontaxable securities (1)	22,344	335	5.91	19,606	292	6.05
Loans receivable (1)	177,060	2,523	5.78	168,426	2,457	5.92
Interest bearing deposits and federal funds sold	17,175	15	0.35	7,557	9	0.48
Total interest-earning assets	272,672	3,264	4.86%	241,028	3,203	5.41%

Noninterest-earning assets	12,972			12,366

Total Assets	$285,644			$253,394

Interest-bearing liabilities:
NOW	$13,862	$4	0.12%	$13,373	$7	0.21%
Savings	75,623	38	0.20	60,690	40	0.27
Time deposits	90,889	331	1.48	87,825	452	2.09
Short-term borrowings	13,844	9	0.26	12,795	11	0.35
FHLB advances	7,703	60	3.16	8,559	70	3.32
Total interest-bearing liabilities	201,921	442	0.89%	183,242	580	1.28%

Noninterest-bearing liabilities:
Noninterest-bearing checking accounts	57,801			45,593
Other liabilities	1,836			1,695
Total liabilities	261,558			230,530
Shareholders’ equity	24,086			22,864

Total liabilities and shareholders’ equity	$285,644			$253,394

Net interest income, interest rate spread (1)		$2,822	3.97%		$2,623	4.13%

Net interest margin (net interest as a percent of average interest-earning assets) (1)			4.20%			4.41%

Federal tax exemption on non-taxable securities and loans included in interest income		$114			$98

Average interest-earning assets to interest-bearing liabilities	135.04%			131.54%

(1) calculated on a fully taxable equivalent basis

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations (continued)

(Dollars in thousands, except per share data)

Average Balance Sheets and Analysis of Net Interest Income for the Nine Months Ended March 31,
(In thousands, except percentages)

	2011			2010
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Taxable securities	$51,862	$1,189	3.12%	$45,823	$1,415	4.18%
Nontaxable securities (1)	21,972	966	5.85	18,824	848	6.01
Loans receivable (1)	175,644	7,709	5.85	165,109	7,413	5.98
Interest bearing deposits and federal funds sold	15,158	38	0.33	11,423	54	0.63
Total interest-earning assets	264,636	9,902	5.01%	241,179	9,730	5.39%

Noninterest-earning assets	12,422			11,907

Total Assets	$277,058			$253,086

Interest-bearing liabilities:
NOW	$13,887	$14	0.13%	$13,314	$20	0.20%
Savings	69,994	113	0.22	58,468	140	0.32
Time deposits	92,019	1,143	1.65	90,180	1,572	2.32
Short-term borrowings	14,052	33	0.31	12,666	37	0.39
FHLB advances	8,073	195	3.22	9,073	225	3.30
Total interest-bearing liabilities	198,025	1,498	1.01%	183,701	1,994	1.45%

Noninterest-bearing liabilities:
Noninterest-bearing checking accounts	52,820			44,945
Other liabilities	1,972			1,859
Total liabilities	252,817			230,505
Shareholders’ equity	24,241			22,581

Total liabilities and shareholders’ equity	$277,058			$253,086

Net interest income, interest rate spread (1)		$8,404	4.00%		$7,736	3.94%

Net interest margin (net interest as a percent of average interest-earning assets) (1)			4.25%			4.27%

Federal tax exemption on non-taxable securities and loans included in interest income		$327			$289

Average interest-earning assets to interest-bearing liabilities	133.64%			131.29%

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations (continued)

(Dollars in thousands, except per share data)

Provision for Loan Losses
The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management's assessment of the estimated probable credit losses in the Bank’s loan portfolio that have been incurred at each balance sheet date. For the three and nine month periods ended March 31, 2011, the provision for loan losses was $100 and $344, a decrease of $10 and $109 from the same three and nine month periods in the prior year.

Net charge-offs for the nine months ending March 31, 2011 were $519, compared to $175 for the same period ending March 31, 2010. Net charge-offs for the period ending March 31, 2011 included $413 of commercial real estate and $58 of 1-4 family non-owner occupied residential real estate loans. The allowance for loan losses as a percent of total loans at March 31, 2011 was 1.19% compared with 1.31% at June 30, 2010 and from 1.33% a year ago.

Non-performing loans were $2,097 as of March 31, 2011 and represented 1.19% of total loans. This compared with $2,342, or 1.34%, at June 30, 2010 and $2,627, or 1.54%, as of March 31, 2010. The allowance for loan losses to total non-performing loans at March 31, 2011 was 100.19% compared with 97.18% at June 30, 2010 and 86.41% at March 31, 2010. Despite incurring a higher level of net charge-offs in the current year periods, the provision for loan losses decreased compared to the prior year three and nine month periods due to a decline in the level of nonperforming loans. In addition, the level of specific allocations on impaired loans remained stable in the current fiscal year while specific allocations on impaired loans were increasing during the prior fiscal year. The provision for loan losses as of March 31, 2011 was considered sufficient by management for maintaining an appropriate allowance for loan losses.

Non-Interest Income
Non-interest income totaled $402 for the third quarter of fiscal year 2011, compared to $399 for the same period last year. Adjusted for an impairment loss on the trust preferred security and losses on the sale of other real estate owned, non-interest income totaled $552 for the third quarter of fiscal year 2011, compared with $550 for the same period last year.

Service charges on deposits decreased by $32, or 9.6%, during the third fiscal quarter of 2011 mainly due to a new rule issued by the Federal Reserve Board that became effective in August 2010 that prohibits financial institutions from charging consumers fees for paying overdrafts on automated teller machine and debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. The future trend of overdraft charges is uncertain as a result of these new consumer regulatory provisions.

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations (continued)

(Dollars in thousands, except per share data)

Debit card interchange income increased by $27, or 20.3%, during the third fiscal quarter of 2011 mainly due to an increase in debit card usage. On July 21, 2010, the Dodd-Frank Act amended the Electronic Fund Transfer Act to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer. Because of the uncertainty as to any future rulemaking by the Federal Reserve, the Corporation cannot provide any assurance as to the ultimate impact of the Dodd-Frank Act on the amount of interchange income from debit card transactions reported in future periods.

Non-interest income totaled $1,590 during the first nine months of fiscal year 2011, compared to $1,689 for the same period last year. Service charges on deposits decreased by $221 mainly due to the new rule issued by the Federal Reserve Board that was previously discussed. Debit card interchange income increased by $90, or 23.9%, mainly due to an increase in debit card usage.

Net gains recognized on the sale of securities totaled $70 during the first nine months of fiscal year 2011 and $213 during the same year ago period. During fiscal year 2011, the Corporation sold callable agency securities that were projected to be called within a short period of time and recognized gains totaling $97. These gains were partially offset by a $27 loss from the sale of a collateralized mortgage obligation that was underperforming. An other-than-temporary impairment loss of $200 was recorded during the 2011 fiscal year-to-date period and a $280 loss was recorded during the same year ago period related to a trust preferred security the Corporation owns. A discussion of this impairment loss is included on the following pages under the heading “Financial Condition”.

Non-Interest Expenses
Total non-interest expenses increased to $2,419, or 5.5%, during the third quarter of fiscal year 2011, compared with $2,292 during the same year ago period.

Salaries and employee benefits increased by $93, or 8.2%, during the third quarter of fiscal year 2011 mainly due to staff added in fiscal year 2010 in the lending and credit administration functions and staff hired for the branch location in Hartville, Ohio that is scheduled to open during the fourth fiscal quarter of 2011. Also, normal merit increases were reinstated and went into effect on July 1, 2010, following the removal of a salary freeze that was in place during the preceding eighteen months.

Debit card processing expenses increased by $11, or 15.1%, during the third quarter of fiscal year 2011 mainly as a result of increased debit card usage by our customers.

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations (continued)

(Dollars in thousands, except per share data)

Other expenses increased by $11, or 2.9%, during the third quarter of fiscal year 2011 mainly due to higher marketing expenses as a result of increased marketing efforts and additional costs associated with the conversion to a new internet banking provider. These increases were partially offset by lower repossession, collection and other real estate property expenses from properties that had been acquired through loan foreclosure.

Total non-interest expenses increased to $7,161, or 5.6%, during the first nine months of fiscal year 2011, compared with $6,784 during the same year ago period.

Salaries and employee benefits increased by $251, or 7.5%, during the first nine months of fiscal year 2011 mainly due to staff added in fiscal year 2010 in the lending and credit administration functions and due to normal merit increases that went into effect on July 1, 2010, following the removal of a salary freeze that was in place during the preceding eighteen months.

Occupancy and equipment expenses decreased by $26, or 3.2%, during the first nine months of fiscal year 2011 mainly due to the renegotiation of miscellaneous equipment and service contracts and lower depreciation expense.

Debit card processing expenses increased by $37, or 17.2%, during the first nine months of fiscal year 2011. This increase was mainly the result of increased debit card usage by our customers.

Other expenses increased by $99, or 9.3%, during the first nine month period of fiscal year 2011 mainly due to higher marketing expenses as a result of increased marketing efforts, one-time security expenses following robberies at two of the Corporation’s branch locations, and additional costs from a new vendor providing enhanced webhosting services and from the conversion to a new internet banking provider.

Income Taxes
Income tax expense for the three month period ended March 31, 2011 increased by $12, to $109 from $97, compared to a year ago. The effective tax rate was 18.4% for the current quarter as compared to 18.6% for the same period last year.

Income tax expense for the nine month period ended March 31, 2011 increased by $65, to $473 from $408, compared to a year ago. The effective tax rate was 21.9% for the current period as compared to 21.5% for the same period last year.

The effective tax rate differed from the federal statutory rate principally as a result of tax-exempt income from obligations of states and political subdivisions, loans and earnings on bank owned life insurance.

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations (continued)

(Dollars in thousands, except per share data)

Financial Condition
Total assets at March 31, 2011 were $289,837 compared to $263,393 at June 30, 2010, an increase of $26,444, or an annualized 13.4%.

Available-for-sale securities increased by $17,850 from $64,262 at June 30, 2010 to $82,112 at March 31, 2011 due to the deployment of excess liquidity attributed to an increase in deposit balances. Within the securities portfolio, the Corporation owns a trust preferred security, which represents CDOs issued by other financial and insurance companies. As of March 31, 2011, the trust preferred security had an adjusted amortized cost of $372 and a fair value of $64. Due to the illiquidity in the market, it is unlikely the Corporation would be able to recover its investment in this security if the Corporation sold the security at this time. Due to an increase in principal and/or interest deferrals by the issuers of the underlying securities, the cash interest payments for the trust preferred security are being deferred. On March 31, 2011, the lowest credit rating on this security was Fitch’s rating of C, which is defined as highly speculative. The issuers in this security are primarily banks, bank holding companies and a limited number of insurance companies. The investment security is evaluated using a model to compare the present value of expected cash flows to prior periods expected cash flows to determine if there has been an adverse change in cash flows during the period. The discount rate used to calculate the cash flows is the coupon rate of the security, based on the forward LIBOR curve. The OTTI model considers the structure and term of the CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. We assume no recoveries on defaults and all interest payment deferrals are treated as defaults with an assumed recovery rate of 15% on deferrals. In addition we use the model to “stress” the CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of the Corporation’s note class. According to the March 31, 2011 analysis, the expected cash flows were below the recorded amortized cost of the trust preferred security. Therefore, management determined it was appropriate to record an other-than-temporary impairment loss of $150 during the three month period ended March 31, 2011, bringing the total impairment loss to $200 for the nine month period ended March 31, 2011. Management has reviewed this security and these conclusions with an independent third party. If there is further deterioration in the underlying collateral of this security, other-than-temporary impairments may also occur in future periods.

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations (continued)

(Dollars in thousands, except per share data)

Loan receivables increased by $2,615 to $176,898 at March 31, 2011 compared to $174,283 at June 30, 2010. Loan demand, particularly in the commercial area, has declined due to the current economic conditions. In addition, advances on established commercial lines of credit have decreased from prior periods. The cash surrender value of life insurance increased by $567 from June 30, 2010, to $5,365 as of March 31, 2011. The increase was due to the purchase of $431 of life insurance following the conversion of a term life insurance policy that was originally purchased in conjunction with a salary continuation agreement that was entered into with an executive officer in August of 2008. Total shareholders’ equity increased by $488 from June 30, 2010, to $24,204 as of March 31, 2011.  The increase was mainly due to net income for the current nine month period offset by a decrease in the fair value of available-for-sale securities and by cash dividends paid during the period.

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations (continued)

(Dollars in thousands, except per share data)

Non-Performing Assets
The following table presents the aggregate amounts of non-performing assets and respective ratios as of the dates indicated.

	March 31, 2011	June 30, 2010	March 31, 2010
Non-accrual loans	$2,097	$2,342	$2,607
Loans past due over 90 days and still accruing	—	—	20
Total non-performing loans	2,097	2,342	2,627
Other real estate owned	—	25	102
Total non-performing assets	$2,097	$2,367	$2,729

Non-performing loans to total loans	1.19%	1.34%	1.54%
Allowance for loan losses to total non-performing loans	100.19%	97.18%	86.41%

As of March 31, 2011, impaired loans totaled $2,883, of which $2,081 are included in non-accrual loans. Commercial and commercial real estate loans are classified as impaired if management determines that full collection of principal and interest, in accordance with the terms of the loan documents, is not probable. Impaired loans and non-performing loans have been considered in management’s analysis of the appropriateness of the allowance for loan losses. Management and the Board of Directors are closely monitoring these loans and believe that the prospects for recovery of principal and interest, less identified specific reserves, are favorable.

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

(Dollars in thousands, except per share data)

Net cash inflow from operating activities for the nine month period ended March 31, 2011 was $3,037, net cash outflows from investing activities was $27,522 and net cash inflows from financing activities was $25,471. A major source of cash was $16,945 from sales, maturities, calls or principal pay downs on available-for-sale securities and a $25,565 increase in deposits. A major use of cash included the $36,572 purchase of securities. Total cash and cash equivalents was $14,792 as of March 31, 2011 compared to $13,806 at June 30, 2010 and $10,463 at March 31, 2010.

The Bank offers several types of deposit products to its customers. The rates offered by the Bank and the fees charged for them are competitive with others currently available in the market area. Total deposits increased by $25,565, or 15.7% on an annualized basis, during the first nine months of fiscal year 2011. Also, during the same period, the overall cost for funds decreased by 44 basis points from the same year ago period.

To provide an additional source of liquidity, the Corporation has entered into an agreement with the Federal Home Loan Bank (FHLB) of Cincinnati. At March 31, 2011, FHLB advances totaled $7,578 as compared with $8,297 at June 30, 2010. As of March 31, 2011, the Bank had the ability to borrow an additional $18,975 from the FHLB based on a blanket pledge of qualifying first mortgage loans. In October 2010, the Corporation exchanged $1,000 of outstanding FHLB advances with maturities of less than one year and an average rate of 3.17% with advances that have an average maturity of six years and an average effective rate of 2.00%. The exchange resulted in the payment of a prepayment penalty of $16 that is being amortized as an adjustment to interest expense over the term of the new advances. The Corporation considers the FHLB to be a reliable source of liquidity funding, secondary to its deposit base.

Short-term borrowings consisted of repurchase agreements which is a financing arrangement that matures daily. The Bank pledges securities as collateral for the repurchase agreements. Short-term borrowings increased to $14,217 at March 31, 2011 from $13,086 at June 30, 2010.

Jumbo time deposits (those with balances of $100 thousand and over) increased from $33,764 at June 30, 2010 to $35,434 at March 31, 2011. These deposits are monitored closely by the Corporation and are mainly priced on an individual basis. When these deposits are from a municipality, certain bank-owned securities are pledged to guarantee the safety of these public fund deposits as required by Ohio law. The Corporation has the option to use a fee-paid broker to obtain deposits from outside its normal service area as an additional source of funding. The Corporation however, does not rely upon these deposits as a primary source of funding. Although management monitors interest rates on an ongoing basis, a quarterly rate sensitivity report is used to determine the effect of interest rate changes on the financial statements. In the opinion of management, enough assets or liabilities could be repriced over the near term (up to three years) to compensate for such changes. The spread on interest rates, or the difference between the average earning assets and the average interest-bearing liabilities, is monitored quarterly.

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

The Bank’s leverage and risk-based capital ratios as of March 31, 2011 were 7.6% and 13.9%, respectively. This compares to leverage and risk-based capital ratios of 7.8% and 13.4%, respectively, as of June 30, 2010. The Bank exceeded minimum regulatory capital requirements to be considered well-capitalized for both periods. Management is not aware of any matters occurring subsequent to March 31, 2011 that would cause the Bank’s capital category to change.

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
None

Item 5 – Other Information
None

Item 6 – Exhibits

Exhibit
Number	Description
Exhibit 10.6
2011 Amendment and Restatement of Salary Continuation agreement entered into with Mr. Lober on February 11, 2011. Reference is made to Form 10-Q of the Corporation filed February 11, 2011, which is incorporated herein by reference.

Exhibit 10.7	Form Noncompetition agreement entered into with Ms. Wood on February 11, 2011. Reference is made to Form 10-Q of the Corporation filed February 11, 2011, which is incorporated herein by reference.

Exhibit 11	Statement regarding Computation of Per Share Earnings (included in Note 1 to the Consolidated Financial Statements).

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

CONSUMERS BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSUMERS BANCORP, INC.
(Registrant)

Date: May 16, 2011	/s/ Ralph J. Lober
Ralph J. Lober, II
Chief Executive Officer

Date: May 16, 2011	/s/ Renee K. Wood
Renee K. Wood
Chief Financial Officer & Treasurer