Form 10-K
period 2011-06-30
CONSUMERS BANCORP INC /OH/
filed 2011-09-16
CIK 1006830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2011

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
Large accelerated filer  ☐   Accelerated filer  ☐  Non-accelerated filer  ☐  Smaller reporting company  ☒
                                                   (Do not check if small reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Based on the closing sales price on December 31, 2010, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $16,279,068.

The number of shares outstanding of the Registrant’s common stock, without par value was 2,049,873 at September 1, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Certain specifically designated portions of Consumers Bancorp, Inc.’s definitive Proxy Statement dated September 16, 2011 for its 2011 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

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

Since 1965, the Bank’s main office has been serving the Minerva, Ohio area from its location at 614 East Lincoln Way, Minerva, Ohio. The Bank’s business involves attracting deposits from businesses and individual customers and using such deposits to originate commercial, mortgage and consumer loans in its market area, consisting primarily of Stark, Columbiana, Carroll and contiguous counties in Ohio. The Bank also invests in securities consisting primarily of obligations of U.S. government sponsored entities, municipal obligations and mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae.

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

The FDIC is authorized to prohibit any insured institution from engaging in any activity that poses a serious threat to the insurance fund and may initiate enforcement actions against banks, after first giving the institution’s primary regulatory authority and opportunity to take such action. The FDIC may also terminate the deposit insurance of any institution that has engaged in or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, order or condition imposed by the FDIC.

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

Under regulations adopted under these provisions, for an institution to be well capitalized it must have a total risk-based capital ratio of at least 10%, a Tier I risk-based capital ratio of at least 6% and a Tier I leverage ratio of at least 5% and not be subject to any specific capital order or directive. The OCC and the FDIC may take various corrective actions against any undercapitalized bank and any bank that fails to submit an acceptable capital restoration plan or fails to implement a plan accepted by the OCC or the FDIC.  These powers include, but are not limited to, requiring the institution to be recapitalized, prohibiting asset growth, restricting interest rates paid, requiring prior approval of capital distributions by any bank holding company that controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring new election of directors, and requiring the dismissal of directors and officers. The OCC’s final supervisory judgment concerning an institution’s capital adequacy could differ significantly from the conclusions that might be derived from the absolute level of an institution’s risk-based capital ratios. Therefore, institutions generally are expected to maintain risk-based capital ratios that exceed the minimum ratios. At June 30, 2011, the Bank was in compliance with all regulatory capital requirements.

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

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Corporation, its customers or the financial industry more generally. Provisions in the legislation that affect deposit insurance assessments, payment of interest on demand deposits and interchange fees could increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate. We will continue to monitor legislative developments and assess their potential impact on our business.

Employees

As of June 30, 2011, the Bank employed 96 full-time and 18 part-time employees. None of the employees are represented by a collective bargaining group. Management considers its relations with employees to be good.

Statistical Disclosure

The following statistical information is included on the indicated pages of this Report:

Average Consolidated Balance Sheet And Net Interest Margin	10
Interest Rates and Interest Differential	11
Carrying Values Of Securities	13
Maturities And Weighted-Average Yield Of Securities	14
Loan Types	14
Selected Loan Maturities And Interest Sensitivity	15
Non-accrual, Past Due And Restructured Loans And Other Nonperforming Assets	15
Potential Problem Loans	16
Summary Of Loan Loss Experience	16
Allocation Of Allowance For Loan Losses	16
Average Amount And Average Rate Paid On Deposits	17
Time Deposits Of $100 Thousand Or More	17
Short-Term Borrowings	17 and 42
Selected Consolidated Financial Data	8

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

ITEM 1A—RISK FACTORS

Not applicable for Smaller Reporting Companies.

ITEM 1B—UNRESOLVED STAFF COMMENTS

None.

ITEM 2—PROPERTIES

The Bank owns and maintains the premises in which eight of the eleven banking facilities are located, and leases offices in Carrollton, Alliance and Malvern. The location of each of the currently operating offices is as follows:

Minerva Office:	614 E. Lincoln Way, P.O. Box 256, Minerva, Ohio, 44657
Salem Office:	141 S. Ellsworth Ave., P.O. Box 798, Salem, Ohio, 44460
Waynesburg Office:	8607 Waynesburg Dr. SE, P.O. Box 746, Waynesburg, Ohio, 44423
Hanoverton Office:	30034 Canal St., P.O. Box 178, Hanoverton, Ohio, 44423
Carrollton Office:	1017 Canton Rd. NW, Carrollton, Ohio, 44615
Alliance Office:	610 West State St., Alliance, Ohio, 44601
Lisbon Office:	7985 Dickey Dr., Lisbon, Ohio 44432
Louisville Office: East Canton Office:	1111 N. Chapel St., Louisville, Ohio 44641 440 W. Noble, East Canton, Ohio, 44730
Malvern Office:	4070 Alliance Rd., Malvern, Ohio 44644
Hartville Office:	1215 W. Maple Street, Hartville, OH 44632

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

ITEM 4—REMOVED AND RESERVED

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation had 2,049,873 common shares outstanding on June 30, 2011 with 693 shareholders of record and an estimated 236 additional beneficial holders whose stock was held in nominee name.

The common shares of Consumers Bancorp, Inc. are traded on the over-the-counter bulletin board. The following quoted market prices reflect inter-dealer prices, without adjustments for retail markups, markdowns, or commissions and may not represent actual transactions. The market prices represent highs and lows reported during the quarterly period.

Quarter Ended	September 30, 2010	December 31, 2010	March 31, 2011	June 30, 2011
High	$13.25	$13.85	$12.50	$13.25
Low	10.75	11.25	11.55	11.85
Cash dividends paid per share	0.10	0.10	0.10	0.11

Quarter Ended	September 30, 2009	December 31, 2009	March 31, 2010	June 30, 2010
High	$12.70	$12.25	$12.00	$11.90
Low	10.10	9.51	10.65	11.10
Cash dividends paid per share	0.10	0.10	0.10	0.10

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

The Corporation has no compensation plans under which equity securities are authorized for issuance. There were no repurchases of the Corporation’s securities during the 2011 fiscal year.

ITEM 6—SELECTED FINANCIAL DATA

Not applicable for Smaller Reporting Companies.

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)

General

The following is management’s analysis of the Corporation’s financial condition and results of operations as of and for the years ended June 30, 2011 and 2010. This discussion is designed to provide a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

Overview

Consumers Bancorp, Inc., a bank holding company incorporated under the laws of the State of Ohio, owns all of the issued and outstanding capital stock of Consumers National Bank, a bank chartered under the laws of the United States of America. The Corporation’s activities have been limited primarily to holding the common stock of the Bank. The Bank’s business involves attracting deposits from businesses and individual customers and using such deposits to originate commercial, mortgage and consumer loans in its market area, consisting primarily of Stark, Columbiana, Carroll and contiguous counties in Ohio. The Bank also invests in securities consisting primarily of U.S. government sponsored entities, municipal obligations, mortgage-backed  and collateralized mortgage obligations issued by Fannie Mae and Freddie Mac.

Comparison of Results of Operations for the Years Ended June 30, 2011 and June 30, 2010

Net Income. Net income increased by $209, or 10.3%, from 2010 to 2011. The increase was mainly the result of an $818, or 8.1%, increase in net interest income that was partially offset by an increase in other expenses of $527, or 5.8%, from the previous year.

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

Net Interest Income Year ended June 30,	2011	2010
Net interest income	$10,868	$10,050
Taxable equivalent adjustments to net interest	445	388
Net interest income, fully taxable equivalent	$11,313	$10,438
Net interest margin	4.05%	4.13%
Taxable equivalent adjustment	0.17	0.15
Net interest margin, fully taxable equivalent	4.22%	4.28%

Net interest income for the year of 2011 was $10,868, an increase of $818, or 8.1%, from $10,050 in the year of 2010. The Corporation’s tax equivalent net interest margin for the year ended June 30, 2011 was 4.22%, a decrease of 6 basis points from 2010. Interest income for the year of 2011 was $12,784, an increase of $174, or 1.4%, from $12,610 in the year of 2010. The increase in interest income was primarily the result of an increase of $25,336, or 10.4%, in average interest-earning assets, which was partially offset by lower market rates affecting the yield on all interest earning assets. Interest expense for the year of 2011 was $1,916, a decrease of $644, or 25.2%, from $2,560 in the year of 2010. This decrease was mainly the result of lower market rates affecting the rates paid on all interest-bearing deposit accounts and borrowings.

Average Balance Sheet and Net Interest Margin

	2011			2010
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest earning assets:
Taxable securities	$54,861	$1,624	3.02%	$46,133	$1,827	4.03%
Nontaxable Securities (1)	22,463	1,314	5.85	19,144	1,143	5.98
Loans receivable (1)	176,034	10,237	5.82	167,142	9,967	5.96
Interest bearing deposits and federal funds sold	15,599	54	0.35	11,202	61	0.54
Total interest earning assets	268,957	13,229	4.94%	243,621	12,998	5.35%
Non-interest earning assets	12,659			11,969
Total assets	$281,616			$255,590

Interest bearing liabilities:
NOW	$14,102	$19	0.13%	$13,387	$27	0.20%
Savings	71,968	151	0.21	59,873	184	0.31
Time deposits	90,863	1,447	1.59	90,297	2,006	2.22
Short-term borrowings	14,892	45	0.30	12,977	50	0.39
FHLB advances	7,940	254	3.20	8,883	293	3.30
Total interest bearing liabilities	199,765	1,916	0.96%	185,417	2,560	1.38%
Non-interest bearing liabilities	57,452			47,389
Total liabilities	257,217			232,806
Shareholders’ equity	24,399			22,784
Total liabilities and shareholders’ equity	$281,616			$255,590
Net interest income, interest rate spread (1)		$11,313	3.98%		$10,438	3.97%

Net interest margin (net interest as a percent of average interest earning assets) (1)			4.22%			4.28%

Federal tax exemption on non-taxable securities and loans included in interest income		$445			$388

Average interest earning assets to interest bearing liabilities			134.64%			131.39%

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

INTEREST RATES AND INTEREST DIFFERENTIAL

	2011 Compared to 2010 Increase / (Decrease)			2010 Compared to 2009 Increase / (Decrease)
	Total Change	Change due to Volume	Change due to Rate	Total Change	Change due to Volume	Change due to Rate
	(In thousands)
Interest earning assets:
Taxable securities	$(203)	$305	$(508)	$(359)	$(19)	$(340)
Nontaxable securities (1)	171	197	(26)	27	47	(20)
Loans receivable (2)	270	521	(251)	(126)	643	(769)
Federal funds sold	(7)	19	(26)	(17)	10	(27)
Total interest income	231	1,042	(811)	(475)	681	(1,156)
Interest bearing liabilities:
NOW accounts	(8)	1	(9)	(22)	6	(28)
Savings deposits	(33)	33	(66)	(135)	27	(162)
Time deposits	(559)	12	(571)	(639)	175	(814)
Short-term borrowings	(5)	7	(12)	(162)	(18)	(144)
FHLB advances	(39)	(30)	(9)	(35)	(29)	(6)
Total interest expense	(644)	23	(667)	(993)	161	(1,154)
Net interest income	$875	$1,019	$(144)	$518	$520	$(2)

(1)	Nontaxable income is adjusted to a fully tax equivalent basis utilizing a 34% tax rate.
(2)	Non-accrual loan balances are included for purposes of computing the rate and volume effects although interest on these balances has been excluded.

Provision for Loan Losses. The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable credit losses in the Corporation’s loan portfolio that have been incurred at each balance sheet date. The provision for loan losses was $435 in fiscal year 2011 compared to $544 in fiscal year 2010. For 2011, net charge-offs were $610, or 0.34% of total loans compared with $260, or 0.15% of total loans, for the same period last year. Despite incurring a higher level of net charge-offs in the current year period, the provision for loan losses decreased compared to the prior year period mainly due to a decline in the level of non-performing loans and a resulting reduction in the amount of specific allowance allocations. A total of $204 of the 2011 net charge-offs within in the commercial real estate and 1-4 family residential real estate loan portfolios were related to loans that had been specifically allocated for within the allowance for loan losses in a prior period when the probable loss had been identified. Also, general reserves declined as unemployment rates in the Corporation’s primary market area of Stark, Columbiana and Carroll counties in Ohio have improved over the past 12 months. Non-performing loans were $1,760 as of June 30, 2011 and represented 0.99% of total loans. This compared with $2,342, or 1.34%, at June 30, 2010. The allowance for loan losses to total non-performing loans at June 30, 2011 was 119.38% compared with 97.18% at June 30, 2010. Non-performing loans have been considered in management’s analysis of the appropriateness of the allowance for loan losses. Management and the Board of Directors closely monitor these loans and believe the prospect for recovery of principal, less identified specific reserves, are favorable.

Other Income. Total other income was $2,011 for fiscal year 2011, compared to $2,148 for the same period last year. Adjusted for security gains, a security impairment charge, and gains or losses from the sale of other real estate owned (OREO), other income totaled $2,308 for the 2011 fiscal year, compared with $2,393 for the same period last year.

Service charges on deposit accounts decreased by $248, or 16.1%, in 2011 to $1,292 from $1,540 mainly from a decline in overdraft account fee income due to a new rule issued by the Federal Reserve Board that became effective in August 2010 that prohibits financial institutions from charging consumers fees for paying overdrafts on automated teller machine and debit card transactions, unless a consumer consents to the overdraft service for those types of transactions.

Debit card interchange income increased in 2011 to $644 from $524 from the previous fiscal year due to higher volume as a result of increased customer usage and an increase in the number of debit cards issued. On July 21, 2010, the Dodd-Frank Act amended the Electronic Fund Transfer Act to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer. Because of the uncertainty as to any future rulemaking by the Federal Reserve, the Corporation cannot provide any assurance as to the ultimate impact of the Dodd-Frank Act on the amount of interchange income from debit card transactions reported in future periods.

Bank owned life insurance income increased by $6, or 3.4%, in 2011 to $182 from $176 mainly as a result of an increase in the cash surrender value of life insurance. In February 2011, $431 of single-premium life insurance was purchased following the conversion of a term life insurance policy.

Gains recognized on the sale of securities totaled $71 during 2011 and $218 during the same period last year. During fiscal year 2011, the Corporation sold callable agency securities that were projected to be called within a short period of time and recognized gains totaling $98. These gains were partially offset by a $27 loss from the sale of a collateralized mortgage obligation that was underperforming. An other-than-temporary impairment loss of $370 related to a trust preferred security was recognized during the 2011 fiscal year and a $410 impairment charge related to the same security was recognized during the 2010 fiscal year. As of June 30, 2011, the adjusted amortized cost of this trust preferred security was $202. A discussion of the impairment loss is included on the following pages under the heading “Financial Condition.”

Other Expenses. Total other expenses were $9,575 for the year ended June 30, 2011; an increase of $527, or 5.8% from $9,048 for the year ended June 30, 2010.

Salaries and employee benefit expenses increased $393, or 8.9%, during the fiscal year ended June 30, 2011 mainly due to staff added in fiscal year 2010 in the lending and credit administration functions and due to normal merit increases that went into effect on July 1, 2010, following the removal of a salary freeze that was in place during the preceding eighteen months.

Occupancy and equipment expenses decreased by $50, or 4.7%, mainly due to the renegotiation of miscellaneous equipment and service contracts and lower depreciation expense. Occupancy expenses are expected to increase in fiscal year 2012 as a result of the opening of the Hartville, Ohio branch location.

Federal Deposit Insurance Corporation (FDIC) assessments decreased by $26, or 8.3%, compared to the same period last year mainly due to an industry wide change in the way FDIC insurance assessments are calculated. On April 1, 2011, the deposit insurance assessment base changed from total domestic deposits to average total assets minus average tangible equity, pursuant to a rule issued by the FDIC as required by the Dodd-Frank Act.

Marketing and advertising expenses increased by $78, or 52.0%, compared to the same period last year mainly due to an increase in marketing efforts as a result of the opening of the Hartville, Ohio branch location.

The amortization of the intangible is directly related to the core deposit purchase premium of the Lisbon, Ohio branch that was purchased in January 2000.

Debit card processing expenses increased by $47, or 15.9%, during the 2011 fiscal year mainly due to increased debit card usage by our customers.

Other expense totaled $1,217 for the year ended June 30, 2011, an increase of $141, or 13.1%, from $1,076 for the year ended June 30, 2010. The increase was mainly due to one-time security expenses following robberies at two of the Corporation’s branch locations and additional costs from a new vendor providing enhanced webhosting services and from the conversion to a new internet banking provider.

Income Tax Expense. The provision for income taxes totaled $621 and $567 for the years ended June 30, 2011 and 2010, respectively. The effective tax rates were 21.6% and 21.8%, respectively. The effective tax rate differed from the federal statutory rate principally as a result of tax-exempt income from obligations of states and political subdivisions, loans and earnings on bank owned life insurance.

Financial Condition

Total assets at June 30, 2011 were $300,140 compared to $263,393 at June 30, 2010, an increase of $36,747, or 14.0%. The increase in total assets is mainly attributed to an increase in securities of $27,627 and an increase in loans of $3,268. These increases were primarily funded by an increase of $31,932, or 14.8%, in total deposits.

Securities. Available-for-sale securities increased by $27,627 from $64,262 at June 30, 2010 to $91,889 at June 30, 2011. The securities portfolio is mainly comprised of residential mortgage-backed securities and collateralized mortgage obligations issued by Fannie Mae, Freddie Mac and Ginnie Mae, obligations of government sponsored enterprises and state and political subdivisions.

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

Due to an increase in principal and/or interest deferrals by the issuers of the underlying securities, the cash interest payments for the trust preferred security are being deferred. On June 30, 2011, the lowest credit rating on this security was Fitch’s rating of C, which is defined as highly speculative. The issuers in this security are primarily banks, bank holding companies and a limited number of insurance companies. The investment security is evaluated using a model to compare the present value of expected cash flows to prior periods expected cash flows to determine if there has been an adverse change in cash flows during the period. The discount rate used to calculate the cash flows is the coupon rate of the security, based on the forward LIBOR curve. The other-than-temporary impairment (OTTI) model considers the structure and term of the CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. We assume no recoveries on defaults and all interest payment deferrals are treated as defaults with an assumed recovery rate of 15% on deferrals. In addition we use the model to “stress” the CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of the Corporation’s note class. According to the June 30, 2011 analysis, the expected cash flows were below the recorded amortized cost of the trust preferred security. Therefore, management determined it was appropriate to record an other-than-temporary impairment loss of $370 and $410 for the fiscal year-to-date periods ended June 30, 2011 and 2010. The accumulated other-than-temporary impairment loss recognized in earnings was $780 at June 30, 2011 and $410 at June 30, 2010. Management has reviewed this security and these conclusions with an independent third party. If there is further deterioration in the underlying collateral of this security, other-than-temporary impairments may also occur in future periods.

The following table sets forth certain information regarding the amortized cost and fair value of the Corporation’s securities at the dates indicated.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2011
Obligations of government sponsored entities	$16,185	$98	$(23)	$16,260
Obligations of state and political subdivisions	24,725	584	(211)	25,098
Mortgage-backed securities - residential	29,424	1,172	—	30,596
Collateralized mortgage obligations	19,856	74	(62)	19,868
Trust preferred security	202	—	(135)	67
Total securities	$90,392	$1,928	$(431)	$91,889
June 30, 2010
Obligations of government sponsored entities	$10,771	$236	$(3)	$11,004
Obligations of state and political subdivisions	20,073	392	(218)	20,247
Mortgage-backed securities - residential	24,333	1,279	—	25,612
Collateralized mortgage obligations	7,094	34	(151)	6,977
Trust preferred security	572	—	(150)	422
Total securities	$62,843	$1,941	$(522)	$64,262

The following tables summarize the amounts and distribution of the Corporation’s securities held and the weighted average yields as of June 30, 2011:

	Amortized Cost	Fair Value	Average Yield / Cost
AVAILABLE-FOR-SALE
Obligations of government sponsored entities:
3 months or less	$2,504	$2,507	1.69%
Over 3 months through 1 year	2,525	2,554	2.10
Over 1 year through 5 years	11,156	11,199	1.76
Total obligations of government sponsored entities	16,185	16,260	1.80
Obligations of state and political subdivisions:
Over 1 year through 5 years	1,045	1,091	4.86
Over 5 years through 10 years	5,818	6,020	5.37
Over 10 years	17,862	17,987	6.12
Total obligations of state and political subdivisions	24,725	25,098	5.89
Mortgage-backed securities - residential:
Over 1 year through 5 years	27,983	29,079	3.63
Over 5 years through 10 years	1,441	1,517	4.38
Total mortgage-backed securities	29,424	30,596	3.67
Collateralized mortgage obligations:
3 months or less	$1	$1	(0.39)
Over 3 months through 1 year	575	578	1.09
Over 1 year through 5 years	19,280	19,289	2.53
Total collateralized mortgage obligations	19,856	19,868	2.49
Trust preferred security	202	67	—
Total securities	$90,392	$91,889	3.64%

The weighted average interest rates are based on coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount. The weighted average yield on tax-exempt obligations has been calculated on a tax equivalent basis. Average yields are based on amortized cost balances. The negative 0.39% yield on the collateralized mortgage obligations with a term of 3 months or less was a result of unexpectedly high prepayment speeds increasing the premium amortization due to the prolonged historically low mortgage rates. The yield on the trust preferred security is zero since the cash interest payments for this security are being deferred.

At June 30, 2011, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies and corporations, with an aggregate book value which exceeds 10% of shareholders’ equity.

Loans. Loan receivables increased by $3,268 to $177,551 at June 30, 2011 compared to $174,283 at June 30, 2010. Loan demand, particularly in the commercial real estate area and advances on established commercial lines of credit, has been lower than previous years due to the current economic conditions. Major classifications of loans, net of deferred loan fees and costs, were as follows as of June 30:

	2011	2010
Commercial	$19,297	$14,559
Commercial real estate:
Construction	1,049	2,916
Other	97,199	99,462
1-4 Family residential real estate:
Owner occupied	34,517	34,448
Non-owner occupied	19,047	16,750
Construction	596	328
Consumer loans	5,846	5,820
Total loans	$177,551	$174,283

The following is a schedule of contractual maturities and repayments of 1-4 family residential real estate construction, commercial and commercial real estate loans, as of June 30, 2011:

Due in one year or less	$11,230
Due after one year but within five years	15,795
Due after five years	91,116
Total	$118,141

The following is a schedule of fixed and variable rate 1-4 family residential real estate construction, commercial and commercial real estate loans due after one year (variable rate loans are those loans with floating or adjustable interest rates) as of June 30, 2011:

	Fixed Interest Rates	Variable Interest Rates
Total 1-4 family residential real estate construction, commercial and commercial real estate loans due after one year	$44,599	$62,312

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

Failure to receive principal and interest payments when due on any loan results in efforts to restore such loan to a current status. Loans are classified as non-accrual when, in the opinion of management, full collection of principal and accrued interest is not expected. The loans must be brought and kept current for six sustained payments before being considered for removal from non-accrual status. Commercial and commercial real estate loans are classified as impaired if management determines that full collection of principal and interest, in accordance with the terms of the loan documents, is not probable. If a loan is impaired, a portion of the allowance is allocated so the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected from the collateral. Loans are evaluated for impairment when payments are delayed, typically 90 days or more, or when it is probable that not all principal and interest amounts will be collected according to the original terms of the loan. As of June 30, 2011, impaired loans totaled $2,536, of which $1,745 are included in non-accrual loans. Continued unsuccessful collection efforts generally lead to initiation of foreclosure or other legal proceedings.

The following schedule summarizes non-accrual, past due, impaired and restructured loans for the years ended June 30:

	2011	2010
Non-accrual loans	$1,760	$2,342
Accruing loans past due 90 days or more	—	—
Total non-performing loans	$1,760	$2,342
Other real estate owned	76	25
Total non-performing assets	$1,836	$2,367
Impaired loans	$2,536	$2,635
Accruing restructured loans	$791	$335

The non-performing loans are either in the process of foreclosure or efforts are being made to work with the borrower to bring the loan current. Properties acquired by the Corporation as a result of foreclosure, or by deed in lieu of foreclosure, are classified as “other real estate owned” until such time as they are sold or otherwise disposed. As of June 30, 2011, there was $76, or three individual properties, classified as other real estate owned.

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

The following table summarizes the Corporation’s loan loss experience, and provides a breakdown of the charge-off, recovery and other activity for the years ended June 30:

	2011	2010
Allowance for loan losses at beginning of year	$2,276	$1,992
Loans charged off:
Commercial	9	—
Commercial real estate	510	182
1-4 Family residential real estate	62	62
1-4 Family real estate construction	—	—
Consumer loans	116	117
Total charge offs	697	361
Recoveries:
Commercial	2	—
Commercial real estate	19	6
1-4 Family residential real estate	—	1
1-4 Family real estate construction	—	—
Consumer loans	66	94
Total recoveries	87	101
Net charge offs	610	260
Provision for loan losses charged to operations	435	544
Allowance for loan losses at end of year	$2,101	$2,276

The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios:

	Allocation of the Allowance for Loan Losses
	Allowance Amount	% of Loan Type to Total Loans	Allowance Amount	% of Loan Type to Total Loans
	June 30, 2011		June 30, 2010
Commercial	$179	10.9%	$183	8.4%
Commercial real estate loans	882	55.3	1,337	58.7
1-4 Family residential real estate	947	30.5	653	29.5
Consumer loans	93	3.3	103	3.4
Total	$2,101	100.0%	$2,276	100.0%

While management’s periodic analysis of the adequacy of the allowance for loan loss may allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-off that may occur.

Cash Surrender Value of Life Insurance. The cash surrender value of life insurance increased by $613 from June 30, 2010, to $5,411 as of June 30, 2011. The increase was mainly due to the purchase of $431 of single-premium life insurance following the conversion of a term life insurance policy that was originally purchased as a cost recovery component with a salary continuation agreement that was entered into with an executive officer in August 2008.

Funding Sources. Total deposits increased $31,932, or 14.8%, from $216,314 at June 30, 2010 to $248,246 at June 30, 2011. Non-interest bearing deposits increased $16,998, or 35.7%, savings deposits increased $16,112, or 25.3%, and interest-bearing checking balances increased $1,142, or 8.3%, from June 30, 2010 to June 30, 2011. The increase in deposits reflects a current trend in the industry where customers are turning to the safety of insured deposits during these uncertain economic times.

The following is a schedule of average deposit amounts and average rates paid on each category for the periods included:

	Years Ended June 30,
	2011		2010
	Amount	Rate	Amount	Rate
Non-interest bearing demand deposit	$55,499	—	$45,582	—
Interest bearing demand deposit	14,102	0.13%	13,387	0.20%
Savings	71,968	0.21	59,873	0.31
Certificates and other time deposits	90,863	1.59	90,297	2.22
Total	$232,432	0.70%	$209,139	1.06%

The following table summarizes time deposits issued in amounts of $100 thousand or more as of June 30, 2011 by time remaining until maturity:

Maturing in:
Under 3 months	$3,599
Over 3 to 6 months	11,672
Over 6 to 12 months	6,956
Over 12 months	12,480
Total	$34,707

See Note 7—Short-Term Borrowings to the Consolidated Financial Statements, for information concerning short-term borrowings.

Shareholders’ Equity. Total shareholders’ equity increased by $1,608 from $23,716 at June 30, 2010 to $25,324 at June 30, 2011. The increase was primarily due to net income of $2,248 for the current fiscal year and cash of $146 received from the dividend reinvestment and stock purchase program. These increases were partially offset by cash dividends paid of $837.

Liquidity

Management considers the asset position of the Bank to be sufficiently liquid to meet normal operating needs and conditions. The Bank’s earning assets are divided primarily between loans and available-for-sale securities, with any excess funds placed in federal funds sold or interest-bearing deposit accounts with other financial institutions on a daily basis.

Net cash inflow from operating activities for the 2011 fiscal year were $4,163 and net cash inflow from financing activities was $34,405. Net cash outflow from investing activities was $38,546. The major sources of cash were $31,932 net increase in deposits, $21,112 net increase from sales, maturities or principal pay downs on available-for-sale securities. The major uses of cash were the $49,803 purchase of securities and a $3,954 net increase in loans.  Total cash and cash equivalents were $13,828 as of June 30, 2011 compared to $13,806 at June 30, 2010.

The Bank groups its loan portfolio into four major categories: commercial loans; commercial real estate loans; 1-4 family residential real estate loans; and consumer loans. The Bank’s 1-4 family residential real estate loan portfolio consists of three basic segments: mortgage loans having fixed rates for terms not longer than fifteen years, variable rate home equity line of credit loans and fixed rate loans having maturity or renewal dates that are less than the scheduled amortization period. Commercial and commercial real estate loans are comprised of both variable rate notes subject to interest rate changes based on the prime rate or T-bill and fixed rate notes having maturities of generally not greater than five years. Consumer loans offered by the Bank are generally written for periods of up to five years, based on the nature of the collateral. These may be either installment loans having regular monthly payments or demand type loans for short periods of time.

Funds not allocated to the Bank’s loan portfolio are invested in various securities having diverse maturity schedules. The majority of the Bank’s securities are held in obligations of U.S. Government sponsored entities, mortgage-backed securities, and investments in tax free municipal bonds.

The Bank offers several forms of deposit products to its customers. The rates offered by the Bank and the fees charged for them are competitive with others available currently in the market area. While the Bank continues to be under competitive pressures in the Bank’s market area as financial institutions attempt to attract and keep new deposits, we believe many commercial and retail customers have been turning to community banks in these uncertain times. Time deposit interest rates continued to decline in the 2011 fiscal year. Compared to our peers, the Corporation’s core deposits consist of a large percentage of non-interest bearing demand deposits resulting in the cost of funds remaining at a low level of 0.96%.

Jumbo time deposits (those with balances of $100 thousand and over) increased from $33,763 at June 30, 2010 to $34,707 at June 30, 2011. These deposits are monitored closely by the Bank and typically priced on an individual basis. When these deposits are from a municipality, certain bank-owned securities are pledged to guarantee the safety of these public fund deposits as required by Ohio law. The Corporation has the option to use a fee paid broker to obtain deposits from outside its normal service area as an additional source of funding. However, these deposits are not relied upon as a primary source of funding and the Bank can foresee no dependence on these types of deposits in the near term.

The net interest margin is monitored on a monthly basis. It is the Bank’s goal to maintain the net interest margin at 4.0% or greater. The net interest margin on a tax equivalent basis for 2011 was 4.22% as compared to 4.28% for 2010.

Capital Resources

At June 30, 2011, management believes the Bank complied with all regulatory capital requirements. Based on the Bank’s computed regulatory capital ratios, the OCC has determined the Bank to be well capitalized under the Federal Deposit Insurance Act as of its latest exam date. The Bank’s actual and required capital amounts are disclosed in Note 11 of the Consolidated Financial Statements. Management is not aware of any matters occurring subsequent to that exam that would cause the Bank’s capital category to change.

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

The allowance is regularly reviewed by management to determine whether or not the amount is considered adequate to absorb probable incurred losses. If not, an additional provision is made to increase the allowance. This evaluation includes specific loss estimates on certain individually reviewed loans, loss estimates for loan groups or pools that are based on historical loss experience and general loss estimates that are based upon the size, quality, and concentration characteristics of the various loan portfolios, adverse situations that may affect a borrower’s ability to repay, and current economic and industry conditions, among other things. The allowance is also subject to periodic examination by regulators whose review includes a determination as to its adequacy to absorb probable incurred losses.

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

Contractual Obligations, Commitments and Contingent Liabilities

The following table presents, as of June 30, 2011, the Corporation’s significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	Note Reference	2012	2013	2014	2015	2016	Thereafter	Total
Certificates of deposit	6	$49,051	$24,386	$5,987	$4,248	$4,504	$768	$88,944
Short-term borrowings	7	17,012	—	—	—	—	—	17,012
Federal Home Loan Advances	8	596	579	69	57	559	5,675	7,535
Salary continuation plan	9	22	22	22	22	22	1,053	1,163
Operating leases	4	115	105	91	78	19	—	408
Deposits without maturity		—	—	—	—	—	—	159,302

Note 12 to the Consolidated Financial Statements discusses in greater detail other commitments and contingencies and the various obligations that exist under those agreements. These commitments and contingencies consist primarily of commitments to extend credit to borrowers under lines of credit.

Off-Balance Sheet Arrangements

At June 30, 2011, the Corporation had no unconsolidated, related special purpose entities, nor did the Corporation engage in derivatives and hedging contracts, such as interest rate swaps, which may expose the Corporation to liabilities greater than the amounts recorded on the consolidated balance sheet. The Corporation’s investment policy prohibits engaging in derivative contracts for speculative trading purposes; however, in the future, the Corporation may pursue certain contracts, such as interest rate swaps, in an effort to execute a sound and defensive interest rate risk management policy.

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

Management of Consumers Bancorp, Inc., including the Chief Executive Officer and the Chief Financial Officer, has assessed the Corporation’s internal control over financial reporting as of June 30, 2011, based on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that the Corporation’s internal control over financial reporting was effective as of June 30, 2011, based on the specified criteria.

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
Minerva, Ohio

We have audited the accompanying consolidated balance sheets of Consumers Bancorp, Inc. as of June 30, 2011 and 2010 and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Consumers Bancorp, Inc. as of June 30, 2011 and 2010 and the results of its operations and its cash flows for the years then ended, in conformity with U. S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

Crowe Horwath LLP

Cleveland, Ohio
September 16, 2011

CONSOLIDATED BALANCE SHEETS
As of June 30, 2011 and 2010
(Dollar amounts in thousands, except per share data)

	2011	2010
ASSETS:
Cash on hand and noninterest-bearing deposits in financial institutions	$5,944	$5,973
Federal funds sold and interest-bearing deposits in financial institutions	7,884	7,833
Total cash and cash equivalents	13,828	13,806
Certificate of deposits in financial institutions	4,900	980
Securities, available-for-sale	91,889	64,262
Federal bank and other restricted stocks, at cost	1,186	1,186
Total loans	177,551	174,283
Less allowance for loan losses	(2,101)	(2,276)
Net loans	175,450	172,007
Cash surrender value of life insurance	5,411	4,798
Premises and equipment, net	4,776	3,581
Intangible assets, net	89	250
Other real estate owned	76	25
Accrued interest receivable and other assets	2,535	2,498
Total assets	$300,140	$263,393

LIABILITIES:
Deposits:
Non-interest bearing demand	$64,657	$47,659
Interest bearing demand	14,829	13,687
Savings	79,816	63,704
Time	88,944	91,264
Total deposits	248,246	216,314
Short-term borrowings	17,012	13,086
Federal Home Loan Bank advances	7,535	8,297
Accrued interest payable and other liabilities	2,023	1,980
Total liabilities	274,816	239,677
Commitments and contingent liabilities	—	—

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value; 350,000 shares authorized	—	—
Common shares, no par value; 3,500,000 shares authorized; 2,180,315 and 2,168,329 shares issued as of June 30, 2011 and 2010, respectively	5,114	4,968
Retained earnings	20,881	19,470
Treasury stock, at cost (130,442 common shares at June 30, 2011 and 2010)	(1,659)	(1,659)
Accumulated other comprehensive income	988	937
Total shareholders’ equity	25,324	23,716
Total liabilities and shareholders’ equity	$300,140	$263,393

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
Years Ended June 30, 2011 and 2010
(Dollar amounts in thousands, except per share data)

	2011	2010
Interest income:
Loans, including fees	$10,212	$9,939
Federal funds sold and interest-bearing deposits in financial institutions	54	61
Securities:
Taxable	1,624	1,827
Tax-exempt	894	783
Total interest income	12,784	12,610
Interest expense:
Deposits	1,617	2,217
Short-term borrowings	45	50
Federal Home Loan Bank advances	254	293
Total interest expense	1,916	2,560
Net interest income	10,868	10,050
Provision for loan losses	435	544
Net interest income after provision for loan losses	10,433	9,506

Other income:
Service charges on deposit accounts	1,292	1,540
Debit card interchange income	644	524
Bank owned life insurance income	182	176
Securities gains, net	71	218
Other-than-temporary loss
Total impairment loss	(370)	(410)
Loss recognized in other comprehensive income	—	—
Net impairment loss recognized in earnings	(370)	(410)
Gain (loss) on disposition or direct write-down of other real estate owned	2	(53)
Other	190	153
Total other income	2,011	2,148

Other expenses:
Salaries and employee benefits	4,827	4,434
Occupancy and equipment	1,019	1,069
Data processing expenses	553	534
Professional and director fees	346	370
Federal Deposit Insurance Corporation assessments	287	313
Franchise taxes	242	223
Marketing and advertising	228	150
Loan and collection expenses	121	189
Amortization of intangible	161	161
Telephone and communications	231	233
Debit card processing expenses	343	296
Other	1,217	1,076
Total other expenses	9,575	9,048
Income before income taxes	2,869	2,606
Income tax expense	621	567
Net income	$2,248	$2,039
Basic earnings per share	$1.10	$1.00

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN COMPREHENSIVE INCOME
Years Ended June 30, 2011 and 2010
(Dollar amounts in thousands, except per share data)

	2011	2010

Net Income	$2,248	$2,039

Other comprehensive income (loss), net of tax:
Net change in unrealized gains (losses):
Other-than-temporarily impaired securities:
Unrealized gains (loss) on other-than-temporarily impaired securities	(355)	66
Reclassification adjustment for losses included in income	370	410
Net unrealized gain	15	476
Income tax effect	5	162
	10	314

Available-for-sale securities which are not other-than-temporarily impaired:
Unrealized gains arising during the period	134	1,151
Reclassification adjustment for gains included in income	(71)	(218)
Net unrealized gain	63	933
Income tax effect	22	317
	41	616

Other comprehensive income	51	930
Total comprehensive income	$2,299	$2,969

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years Ended June 30, 2011 and 2010
(Dollar amounts in thousands, except per share data)

	Common Shares	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance, June 30, 2009	$4,869	$18,244	$(1,659)	$7	$21,461
Comprehensive Income:
Net income		2,039			2,039
Other comprehensive income				930	930
Total comprehensive income					2,969
Issuance of 8,329 shares for dividend reinvestment and stock purchase plan	99				99
Cash dividends declared ($0.40 per share)		(813)			(813)
Balance, June 30, 2010	4,968	19,470	(1,659)	937	23,716
Comprehensive Income:
Net income		2,248			2,248
Other comprehensive income				51	51
Total comprehensive income					2,299
Issuance of 11,986 shares for dividend reinvestment and stock purchase plan	146				146
Cash dividends declared ($0.41 per share)		(837)			(837)
Balance, June 30, 2011	$5,114	$20,881	$(1,659)	$988	$25,324

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended June 30, 2011 and 2010
(Dollar amounts in thousands, except per share data)

	2011	2010
Cash flows from operating activities:
Net income	$2,248	$2,039
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	382	430
Securities amortization and accretion, net	843	431
Provision for loan losses	435	544
(Gain) loss on disposition or direct write-down of other real estate owned	(2)	53
Deferred income taxes	81	(316)
Gain on sale of securities	(71)	(218)
Impairment loss on securities	370	410
Intangible amortization	161	161
Increase in cash surrender value of life insurance	(182)	(176)
Change in:
Accrued interest receivable	(37)	95
Accrued interest payable	(40)	(62)
Other assets and other liabilities	(25)	(776)
Net cash flows from operating activities	4,163	2,615

Cash flows from investing activities:
Securities available-for-sale
Purchases	(49,803)	(27,330)
Maturities, calls and principal pay downs	15,989	16,956
Proceeds from sales of available for sale securities	5,123	7,672
Net (increase)/decrease in certificates of deposit with other financial institutions	(3,920)	1,032
Net increase in loans	(3,954)	(14,622)
Purchase of Bank owned life insurance	(431)	—
Acquisition of premises and equipment	(1,577)	(235)
Proceeds from sale of other real estate owned	27	323
Net cash flows from investing activities	(38,546)	(16,204)

Cash flows from financing activities:
Net increase in deposit accounts	31,932	12,263
Proceeds from FHLB advances	1,000	—
Repayments of FHLB advances	(1,762)	(1,076)
Change in short-term borrowings	3,926	(1,969)
Proceeds from dividend reinvestment and stock purchase plan	146	99
Dividends paid	(837)	(813)
Net cash flows from financing activities	34,405	8,504
Increase (decrease) in cash and cash equivalents	22	(5,085)
Cash and cash equivalents, beginning of year	13,806	18,891
Cash and cash equivalents, end of year	$13,828	$13,806

Supplemental noncash disclosures:
Transfers from loans to repossessed assets	$76	$220

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 and 2010
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

Cash Flows: Cash and cash equivalents include cash, deposits with other financial institutions with original maturities of less than 90 days and federal funds sold.  Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions and short-term borrowings. Cash paid for interest was $1,956 and $2,622 for the years ending June 30, 2011 and 2010, respectively. Cash paid for income taxes was $830 and $785 for the years ending June 30, 2011 and 2010, respectively.

Interest–Bearing Deposits in Other Financial Institutions: Interest-bearing deposits in other financial institutions mature within one year and are carried at cost.

Cash Reserves: The Bank is required to maintain cash on hand and non-interest bearing balances on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing requirements. The required reserve balance at June 30, 2011 and 2010 was $3,075 and $1,768, respectively.

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

Interest income includes amortization of purchase premiums and accretion of discounts. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

Management evaluates securities for OTTI at least on a quarterly basis and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, deferred loan fees and costs, and an allowance for loan losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments. The recorded investment in loans includes accrued interest receivable.

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

Concentrations of Credit Risk: The Bank grants consumer, real estate and commercial loans primarily to borrowers in Stark, Columbiana and Carroll counties. Therefore, the Corporation’s exposure to credit risk is significantly affected by changes in the economy in this tri-county area. Automobiles and other consumer assets, business assets and residential and commercial real estate secure most loans.

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required based on past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors.

A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans, for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered trouble debt restructurings and classified as impaired. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer loans and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected from the collateral. Loans are evaluated for impairment when payments are delayed, typically 90 days or more, or when it is probable that not all principal and interest amounts will be collected according to the original terms of the loan. Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective interest rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For troubled debt restructurings that subsequently default, the Corporation determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Corporation over the most recent three year period. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures and practices; experience, ability and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. The following portfolio segments have been identified:

Commercial Loans: Commercial loans are made for a wide variety of general business purposes, including financing for equipment, inventories and accounts receivable. The term of each commercial loan varies by its purpose. Commercial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and prudently expand its business. Current and projected cash flows are evaluated to determine the ability of the borrower to repay their obligations as agreed. Commercial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and usually incorporate a personal guarantee; however, some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The commercial loan portfolio includes loans to a wide variety of corporations and businesses across many industrial classifications in the areas where the Bank operates.

Commercial Real Estate: Commercial real estate loans include mortgage loans to farmers, multi-family investment properties, developers and owners of commercial real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Corporation’s commercial real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce the Corporation’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans.

Residential real estate: Residential real estate loans are secured by one to four family residential properties and include both owner occupied, non-owner occupied and home equity loans. Credit approval for residential real estate loans requires demonstration of sufficient income to repay the principal and interest and the real estate taxes and insurance, stability of employment, an established credit record and an appropriately appraised value of the real estate securing the loan that generally requires that the residential real estate loan amount be no more than 80% of the purchase price or the appraised value of the real estate securing the loan. Underwriting standards for home equity loans are heavily influenced by statutory requirements, which include, but are not limited to, a maximum loan-to-value percentage of 80%, collection remedies, the number of such loans a borrower can have at one time and documentation requirements.

Consumer Loans: The Corporation originates direct and indirect consumer loans, primarily automobile loans, personal lines of credit, and unsecured consumer loans in its primary market areas. Credit approval for consumer loans requires income sufficient to repay principal and interest due, stability of employment, an established credit record and sufficient collateral for secured loans. Consumer loans typically have shorter terms and lower balances with higher yields as compared to real estate mortgage loans, but generally carry higher risks of default. Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Real Estate Owned: Real estate properties acquired through, or in lieu of, loan foreclosure are initially recorded at fair value less costs to sell at the date of acquisition, establishing a new cost basis. Any reduction to fair value from the carrying value of the related loan at the time of acquisition is accounted for as a loan loss. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. If the fair value declines after acquisition, a valuation allowance is recorded as a charge to income. Operating costs after acquisition are expensed. Gains and losses on disposition are reported as a charge to income.

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

Cash Surrender Value of Life Insurance: The Bank has purchased single-premium life insurance policies to insure the lives of current and former participants in the salary continuation plan. As of June 30, 2011, the Bank had policies with total death benefits of $11,944 and total cash surrender values of $5,411. As of June 30, 2010, the Bank had policies with total death benefits of $10,328 and total cash surrender values of $4,798. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other changes or other amounts due that are probable at settlement. Tax-exempt income is recognized from the periodic increases in cash surrender value of these policies. The amount included in income (net of policy commissions and mortality costs) was $182, and $176 for the years ended June 30, 2011 and 2010, respectively.

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

Earnings per Common Share: Earnings per common share is net income divided by the weighted average common shares outstanding during the period. The weighted average number of common shares outstanding was 2,042,874 and 2,032,588 for the years ended June 30, 2011 and 2010, respectively. The Corporation’s capital structure contains no dilutive securities.

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available-for-sale, which are also recognized as a separate component of equity, net of tax.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

 Dividend Restrictions: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the holding company or by the holding company to shareholders. As of June 30, 2011 the Bank could, without prior approval, declare a dividend of approximately $3,519.

Newly Issued But Not Yet Effective Accounting Standards: In April 2011, the Financial Accounting Standards Board (FASB) amended existing guidance for assisting a creditor in determining whether a restructuring is a troubled debt restructuring. The amendments clarify the guidance for a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. With regard to determining whether a concession has been granted, the Accounting Standards Update (ASU) clarifies that creditors are precluded from using the effective interest method to determine whether a concession has been granted. In the absence of using the effective interest method, a creditor must now focus on other considerations such as the value of the underlying collateral, evaluation of other collateral or guarantees, the debtor’s ability to access other funds at market rates, interest rate increases and whether the restructuring results in a delay in payment that is insignificant. This guidance is effective for interim and annual reporting periods beginning after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. For purposes of measuring impairment on newly identified troubled debt restructurings, the amendments should be applied prospectively for the first interim or annual period beginning on or after June 15, 2011. Management is currently reviewing this guidance to determine the impact, if any, to the Corporation’s consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 amends Topic 820, “Fair Value Measurements and Disclosures”; to converge the fair value measurement guidance in U.S. generally accepted accounting principles and International Financial Reporting Standards. ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles in Topic 820 and requires additional fair value disclosures. ASU 2011-04 is effective for annual periods beginning after December 15, 2011, and is not expected to have a significant impact on the Corporation’s financial statements.

In June 2011, the FASB issued No. ASU 2011-05, “Comprehensive Income (Topic 220) — Presentation of Comprehensive Income.” ASU 2011-05 amends Topic 220, “Comprehensive Income”, to require that all nonowner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, ASU 2011-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. ASU 2011-05 is effective for annual periods beginning after December 15, 2011, and is not expected to have a significant impact on the Corporation’s financial statements.

Reclassifications: Certain reclassifications have been made to the June 30, 2010 financial statements to be comparable to the June 30, 2011 presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2—SECURITIES

The following table sets forth certain information regarding the amortized cost and fair value of the Corporation’s available-for-sale securities at the dates indicated.

Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2011
Obligations of U.S. government-sponsored entities and agencies	$16,185	$98	$(23)	$16,260
Obligations of state and political subdivisions	24,725	584	(211)	25,098
Mortgage-backed securities - residential	29,424	1,172	—	30,596
Collateralized mortgage obligations	19,856	74	(62)	19,868
Trust preferred security	202	—	(135)	67
Total securities	$90,392	$1,928	$(431)	$91,889

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2010
Obligations of U.S. government sponsored entities and agencies	$10,771	$236	$(3)	$11,004
Obligations of state and political subdivisions	20,073	392	(218)	20,247
Mortgage-backed securities - residential	24,333	1,279	—	25,612
Collateralized mortgage obligations	7,094	34	(151)	6,977
Trust preferred security	572	—	(150)	422
Total securities	$62,843	$1,941	$(522)	$64,262

Proceeds from sales of debt securities during 2011 and 2010 were as follows:

	2011	2010
Proceeds from sales	$5,123	$7,672
Gross realized gains	77	219
Gross realized gains from calls	21	—
Gross realized losses	27	1

The amortized cost and fair values of available-for-sale securities at June 30, 2011 by expected maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, collateralized mortgage obligations and the trust preferred security are shown separately.

	Amortized Cost	Fair Value
Due in one year or less	$5,029	$5,061
Due after one year through five years	12,201	12,290
Due after five years through ten years	5,818	6,020
Due after ten years	17,862	17,987
Total	40,910	41,358
Mortgage-backed securities – residential	29,424	30,596
Collateralized mortgage obligations	19,856	19,868
Trust preferred security	202	67
Total	$90,392	$91,889

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Securities with a carrying value of approximately $43,262 and $40,901 were pledged at June 30, 2011 and 2010, respectively, to secure public deposits and commitments as required or permitted by law. At June 30, 2011 and 2010, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, with an aggregate book value greater than 10% of shareholders’ equity.

The following table summarizes the securities with unrealized losses at June 30, 2011 and 2010, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or more		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2011
Obligations of U.S. government-sponsored entities	$3,088	$(23)	$—	$—	$3,088	$(23)
Obligations of states and political subdivisions	3,656	(81)	1,221	(130)	4,877	(211)
Collateralized mortgage obligations	9,665	(62)	—	—	9,665	(62)
Trust preferred security	—	—	67	(135)	67	(135)
Total temporarily impaired	$16,409	$(166)	$1,288	$(265)	$17,697	$(431)

	Less than 12 Months		12 Months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

June 30, 2010
Obligations of government-sponsored entities	$764	$(3)	$—	$—	$764	$(3)
Obligations of states and political subdivisions	5,331	(179)	649	(39)	5,980	(218)
Collateralized mortgage obligations	4,763	(151)	—	—	4,763	(151)
Trust preferred security	—	—	422	(150)	422	(150)
Total temporarily impaired	$10,858	$(333)	$1,071	$(189)	$11,929	$(522)

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

As of June 30, 2011, the Corporation’s security portfolio consisted of $91,889, of which $17,697 were in an unrealized loss position. The unrealized losses are related to the Corporation’s U.S. government-sponsored entities, obligations of states and political subdivisions, collateralized mortgage obligations and the trust preferred security, as discussed below:

Collateralized Mortgage Obligations: At June 30, 2011, all of the collateralized mortgage obligations held by the Corporation were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Corporation does not have the intent to sell nor is it likely that it will be required to sell the securities before their anticipated recovery, the Corporation does not consider these securities to be other-than-temporarily impaired at June 30, 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Obligations of States and Political Subdivisions: At June 30, 2011, approximately 91.1% of the obligations of states and political subdivisions held by the Corporation were general obligation bonds and 8.9% were revenue bonds. The decline in fair value of these securities is mainly attributable to temporary illiquidity and the turmoil within the municipal bond insurance industry, not credit quality. The recent credit concerns within the municipal bond insurance industry have reduced the liquidity of these securities and, as a result, have caused a decline in the value for some municipal securities. The Corporation owns general obligation warrants issued by Tallapoosa County, Alabama with an amortized cost of $985 and fair value of $865 that have been in a continuous unrealized loss position for more than 12 months. Standard & Poor’s assigned a credit rating of A with a stable outlook. An A credit rating is defined as having a strong capacity to meet its financial commitments, but somewhat susceptible to adverse economic conditions and changes in circumstances. Standard & Poor assigned its rating to reflect the county’s stable economic base with employment opportunities across the manufacturing, education and healthcare sectors, strong financial position and low overall debt levels. Tallapoosa County, Alabama has a low debt to assessed ratio of 2.36% and a low per capita debt of $370. Management monitors the financial data of the individual municipalities to ensure they meet minimum credit standards. Since the Corporation does not intend to sell these securities and it is not likely the Corporation will be required to sell these securities at an unrealized loss position prior to any anticipated recovery in fair value, which may be maturity, management does not believe there is any other-than-temporary impairment related to these securities at June 30, 2011.

Trust Preferred Security: The Corporation owns a trust preferred security, which represents collateralized debt obligations (CDOs) issued by other financial and insurance companies. The following table summarizes the relevant characteristics of the pooled-trust-preferred security at June 30, 2011. The security is part of a pool of issuers that support a more senior tranche of securities. Due to the illiquidity in the market, it is unlikely the Corporation would be able to recover its investment in this security if the Corporation sold the security at this time.

Deal Name	Par Value	Book Value	Fair Value	Unrealized Loss	# of Issuers Currently Performing/ Remaining	Actual Deferrals and Defaults as a % of Original Collateral	Expected Defaults as a % of Remaining Collateral	Excess Subordination (2)
Pre Tsl XXII (1)	$982	$202	$67	$135	59/95	32.7%	17.0%	—

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

Due to an increase in principal and/or interest deferrals by the issuers of the underlying securities, the cash interest payments for the trust preferred security are being deferred. On June 30, 2011, the lowest credit rating on this security was Fitch’s rating of C, which is defined as highly speculative. The issuers in this security are primarily banks, bank holding companies and a limited number of insurance companies. The investment security is evaluated using a model to compare the present value of expected cash flows to prior periods expected cash flows to determine if there has been an adverse change in cash flows during the period. The discount rate used to calculate the cash flows is the coupon rate of the security, based on the forward LIBOR curve. The OTTI model considers the structure and term of the CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. We assume no recoveries on defaults and all interest payment deferrals are treated as defaults with an assumed recovery rate of 15% on deferrals. In addition we use the model to “stress” the CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of the Corporation’s note class. According to the June 30, 2011 analysis, the expected cash flows were below the recorded amortized cost of the trust preferred security. Therefore, management determined it was appropriate to record an other-than-temporary impairment loss of $370 and $410 for the fiscal year-to-date periods ended June 30, 2011 and 2010. The accumulated other-than-temporary impairment loss recognized in earnings was $780 at June 30, 2011 and $410 at June 30, 2010. No other-than-temporary impairment was recorded in prior years. Management has reviewed this security and these conclusions with an independent third party. If there is further deterioration in the underlying collateral of this security, other-than-temporary impairments may also occur in future periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3—LOANS

Major classifications of loans were as follows as of June 30:

	2011	2010
Commercial	$19,297	$14,559
Commercial real estate:
Construction	1,057	2,916
Other	97,403	99,761
1 – 4 Family residential real estate:
Owner occupied	34,488	34,428
Non-owner occupied	19,098	16,738
Construction	597	328
Consumer	5,874	5,824
Subtotal	177,814	174,554
Less: Deferred loan fees and costs	(263)	(271)
Allowance for loan losses	(2,101)	(2,276)
Net loans	$175,450	$172,007

The following table presents the activity in the allowance for loan losses by portfolio segment for the year ending June 30, 2011:

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total

Allowance for loan losses:
Beginning balance	$183	$1,337	$653	$103	$2,276
Provision for loan losses	3	36	356	40	435
Loans charged-off	(9)	(510)	(62)	(116)	(697)
Recoveries	2	19	—	66	87

Total ending allowance balance	$179	$882	$947	$93	$2,101

The change in the allowance for loan losses consists of the following for the year ended June 30, 2010:

2010
Balance at beginning of year	$1,992
Provision for loan losses	544
Loans charged-off	(361)
Recoveries	101
Balance at end of year	$2,276

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2011. Included in the recorded investment in loans is $(263) of net deferred loan fees and $472 of accrued interest receivable.

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$13	$126	$293	$—	$432
Collectively evaluated for impairment	166	756	654	93	1,669

Total ending allowance balance	$179	$882	$947	$93	$2,101

Recorded investment in loans:
Loans individually evaluated for impairment	$82	$1,405	$1,042	$—	$2,529
Loans collectively evaluated for impairment	19,254	97,093	53,279	5,868	175,494

Total ending loans balance	$19,336	$98,498	$54,321	$5,868	$178,023

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information related to loans individually evaluated for impairment by class of loans as of and for the year ended June 30, 2011:

	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized

With no related allowance recorded:
Commercial	$18	$18	$—	$20	$—	$—
Commercial real estate:
Other	413	412	—	502	—	—
With an allowance recorded:
Commercial	64	64	13	61	—	—
Commercial real estate:
Other	997	993	126	1,238	23	18
1-4 Family residential real estate:
Owner occupied	320	319	3	302	6	—
Non-owner occupied	724	723	290	738	—	—
Total	$2,536	$2,529	$432	$2,861	$29	$18

The following table presents information related to loans individually evaluated for impairment as of and for the year ended June 30, 2010:

2010
Loans with no allocated allowance for loan losses	$717
Loans with allocated allowance for loan losses	1,918
Total impaired loans	$2,635
Amount of allowance for loan losses allocated	543

2010
Average of impaired loans during the year	$2,323
Interest income recognized during impairment	—
Cash-basis interest income recognized	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the recorded investment in non-accrual and loans past due over 90 days still on accrual by class of loans as of June 30, 2011:

		Loans Past Due
		Over 90 Days
		Still
	Non-accrual	Accruing
Commercial	$64	$—
Commercial real estate:
Other	754	—
1 – 4 Family residential:
Owner occupied	219	—
Non-owner occupied	723	—
Consumer	—	—
Total	$1,760	$—

The following table presents non-accrual and loans past due over 90 days still on accrual as of June 30, 2010:

2010
Loans on non-accrual	$2,342
Loans past due over 90 days and still accruing	—

Non-accrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the aging of the recorded investment in past due loans as of June 30, 2011 by class of loans:

	Days Past Due
			90 Days or
	30 – 59	60 - 89	Greater &	Total	Loans Not
	Days	Days	Non-accrual	Past Due	Past Due	Total
Commercial	$—	$1	$—	$1	$19,335	$19,336
Commercial real estate:
Construction	—	—	—	—	1,053	1,053
Other	—	242	412	654	96,791	97,445
1-4 Family residential:
Owner occupied	—	167	23	190	34,438	34,628
Non-owner occupied	—	44	175	219	18,877	19,096
Construction	—	—	—	—	597	597
Consumer	26	—	—	26	5,842	5,868
Total	$26	$454	$610	$1,090	$176,933	$178,023

The above table of past due loans includes the recorded investment in non-accrual loans of $410 in the 60-89 days past due category and $740 in the loans not past due category.

Troubled Debt Restructurings:
The Corporation allocated $229 and $3 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2011 and 2010. As of June 30, 2011 and 2010, the Corporation had not committed to lend any additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

Credit Quality Indicators:
The Corporation categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Corporation analyzes loans individually by classifying the loans as to credit risk. This analysis includes loans with a total outstanding loan relationship greater than $100 thousand and non-homogeneous loans, such as commercial and commercial real estate loans. This analysis is performed on a monthly basis. The Corporation uses the following definitions for risk ratings:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Loans listed as not rated are either less than $100,000 or are included in groups of homogeneous loans. As of June 30, 2011, and based on the most recent analysis performed, the recorded investment by risk category of loans by class of loans is as follows:

		Special			Not
	Pass	Mention	Substandard	Doubtful	Rated
Commercial	$17,469	$743	$884	$82	$158
Commercial real estate:
Construction	868	76	109	—	—
Other	87,857	5,624	2,055	1,405	504
1-4 Family residential real estate:
Owner occupied	5,526	305	372	319	28,106
Non-owner occupied	14,549	1,976	1,657	723	191
Construction	28	—	—	—	569
Consumer	—	—	—	—	5,868
Total	$126,297	$8,724	$5,077	$2,529	$35,396

The Bank has granted loans to certain of its executive officers, directors and their affiliates. A summary of activity during the year ended June 30, 2011 of related party loans were as follows:

2010
Principal balance at beginning of year	$1,446
New loans	103
Repayments	(376)
Principal balance at end of year	$1,173

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4—PREMISES AND EQUIPMENT

Major classifications of premises and equipment were as follows as of June 30:

	2011	2010
Land	$1,174	$953
Land improvements	368	327
Building and leasehold improvements	4,174	3,433
Furniture, fixture and equipment	4,278	5,076
Total premises and equipment	9,994	9,789
Accumulated depreciation and amortization	(5,218)	(6,208)
Premises and equipment, net	$4,776	$3,581

Depreciation expense was $382 and $430 for the years ended June 30, 2011 and 2010, respectively.

The Corporation is obligated under non-cancelable operating leases for facilities and equipment. The approximate minimum annual rentals and commitments under these non-cancelable agreements and leases with remaining terms in excess of one year are as follows:

2012	115
2013	105
2014	91
2015	78
2016	19
Thereafter	—
$408

Rent expense incurred was $111 and $99 during the years ended June 30, 2011 and 2010, respectively.

NOTE 5—INTANGIBLE ASSETS

The following summarizes the original balance and accumulated amortization of core deposit intangible assets at June 30, 2011 and 2010:

	2011	2010
Original balance	$1,927	$1,927
Less: accumulated amortization	1,838	1,677
Net balance, June 30	$89	$250

Amortization expense for the years ended June 30, 2011 and 2010 was $161 for each year. Amortization expense is estimated to be $89 for the year ending June 30, 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6—DEPOSITS

The aggregate amount of time deposits, each with a minimum denomination of $100 thousand was $34,707 and $33,763 as of June 30, 2011 and 2010, respectively.

Scheduled maturities of time deposits at June 30, 2011 were as follows:

2012	$49,051
2013	24,386
2014	5,987
2015	4,248
2016	4,504
Thereafter	768
$88,944

Related party deposits totaled $4,178 as of June 30, 2011 and $4,088 as of June 30, 2010.

NOTE 7—SHORT-TERM BORROWINGS

Short-term borrowings consisted of repurchase agreements. Repurchase agreements are financing arrangements. Physical control is maintained for all securities pledged to secure repurchase agreements. Information concerning all short-term borrowings at June 30, maturing in less than one year is summarized as follows:

	2011	2010
Balance at June 30	$17,012	$13,086
Average balance during the year	14,892	12,977
Maximum month-end balance	18,169	14,267
Average interest rate during the year	0.30%	0.39%
Weighted average rate June 30	0.27%	0.38%

Repurchase agreements mature daily. The Bank has pledged obligations of government-sponsored entities and mortgage-backed securities with a carrying value of $18,055 and $14,823 at June 30, 2011 and 2010, respectively, as collateral for the repurchase agreements. Total interest expense on short-term borrowings was $45 and $50 for the years ended June 30, 2011 and 2010, respectively.

NOTE 8—FEDERAL HOME LOAN BANK ADVANCES

A summary of Federal Home Loan Bank (FHLB) advances were as follows:

Advance Type	Maturity	Term	Interest Rate	Balance June 30, 2011	Balance June 30, 2010
Principal and interest, mortgage matched	07/01/2010	Fixed	6.90%	$—	$1
Principal and interest, mortgage matched	10/01/2010	Fixed	7.00	—	3
Principal and interest, mortgage matched	12/01/2010	Fixed	6.10	—	28
Interest-only, single maturity	01/18/2011	Fixed	3.14	—	625
Interest-only, single maturity	01/24/2011	Fixed	3.09	—	500
Interest-only, single maturity	07/22/2011	Fixed	3.24	—	500
Interest-only, single maturity	01/24/2012	Fixed	3.37	500	500
Interest-only, single maturity	07/24/2012	Fixed	3.50	500	500
Principal and interest, mortgage matched	04/01/2014	Fixed	2.54	84	141
Interest-only, single maturity	10/09/2015	Fixed	1.43	500	—
Interest-only, single maturity	10/12/2017	Fixed	2.07	500	—
Interest-only, putable	12/07/2017	Fixed	3.24	5,000	5,000
Principal and interest, mortgage matched	04/01/2019	Fixed	4.30	451	499
				$7,535	$8,297

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Each fixed rate advance has a prepayment penalty equal to the present value of 100% of the lost cash flow based upon the difference between the contract rate on the advance and the current rate on the new advance. The $5 million putable advance with the maturity date of December 7, 2017 can be called quarterly until maturity at the option of the FHLB. The following table is a summary of the scheduled principal payments for all advances:

Twelve Months Ending June 30	Principal Payments
2012	$596
2013	579
2014	69
2015	57
2016	559
Thereafter	5,675
$7,535

During fiscal year 2011, the Corporation prepaid two $500 thousand fixed rate single maturity advances and replaced them with two $500 thousand fixed rate single maturity advances with lower rates. Because the present value of the cash flows of the new debt including the prepayment penalty was not more than 10% different than the old debt, the transaction is considered to be an exchange rather than an extinguishment of debt. As such, prepayment penalties totaling $16 were capitalized and are being amortized over the life of the new debt. Unamortized capitalized prepayment penalties totaled $13 at June 30, 2011.

Pursuant to collateral agreements with the FHLB, advances are secured by all the stock invested in the FHLB and certain qualifying first mortgage loans. The advances were collateralized by $39,180 and $36,211 of first mortgage loans under a blanket lien arrangement at June 30, 2011 and 2010, respectively. Based on this collateral and the Corporation’s holdings of FHLB stock, the Bank is eligible to borrow up to a total of $19,027 in advances at June 30, 2011.

NOTE 9—EMPLOYEE BENEFIT PLANS

The Bank has a 401(k) savings and retirement plan available for substantially all eligible employees. Under the plan, the Bank is required to match each participant’s voluntary contribution to the plan but not to exceed 4% of the individual’s compensation. Amounts charged to operations were $115 and $109, for the years ended June 30, 2011 and 2010, respectively.

The Bank has adopted a Salary Continuation Plan (the Plan) to encourage Bank executives to remain employees of the Bank. The Plan provides such executives (and, in the event of the executive’s death, surviving beneficiary) with 180 months of salary continuation payments equal to a certain percentage of an executive’s average compensation, as defined within each agreement, for the three full calendar years prior to Normal Retirement Age. For purposes of the Plan, “Normal Retirement Age” means the executive’s 65th birthday. Vesting under the Plan commences at age 50 and is prorated until age 65. If an executive dies during active service, the executive’s beneficiary is entitled to the Normal Retirement Benefit. The executive can become fully vested in the Accrual Balance upon termination of employment following a disability or a change in control of the Bank. For purposes of the Plan, “Accrual Balance” means the liability that should be accrued by the Corporation for the Corporation’s obligation to the executive under the Plan. For purposes of calculating the Accrual Balance, the discount rate in effect at June 30, 2011 was 5.25%. The accrued liability for the salary continuation plan was $1,163 as of June 30, 2011 and $1,002 as of June 30, 2010. For the years ended June 30, 2011 and 2010, approximately $183 and $166, respectively, have been charged to expense in connection with the Plan. Distributions to participants were $22 for both of the years ending June 30, 2011 and 2010, respectively.

NOTE 10—INCOME TAXES

The provision for income taxes consists of the following for the years ended June 30:

	2011	2010
Current income taxes	$540	$883
Deferred income taxes (benefits)	81	(316)
	$621	$567

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The net deferred income tax asset consists of the following components at June 30:

	2011	2010
Deferred tax assets:
Allowance for loan losses	$520	$610
Deferred compensation	413	354
Recognized loss on impairment of security	265	139
Intangibles	122	111
OREO deferred gain	18	19
OREO valuation allowance	—	6
Nonaccrual loan interest income	47	49
Gross deferred tax asset	1,385	1,288

Deferred tax liabilities:
Depreciation	(270)	(135)
Loan fees	(202)	(184)
Prepaid expenses	(113)	(88)
FHLB stock dividends	(165)	(165)
Net unrealized securities gain	(509)	(483)
Gross deferred tax liabilities	(1,259)	(1,055)
Net deferred asset	$126	$233

The difference between the provision for income taxes and amounts computed by applying the statutory income tax rate of 34% to statutory income before taxes consists of the following for the years ended June 30:

	2011	2010
Income taxes computed at the statutory rate on pretax income	$975	$886
Tax exempt income	(304)	(270)
Cash surrender value income	(62)	(60)
Other	12	11
	$621	$567

At June 30, 2011 and June 30, 2010, the Corporation had no unrecognized tax benefits recorded. The Corporation does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months. There were no interest or penalties recorded for the years ended June 30, 2011 and 2010 and there were no amounts accrued for interest and penalties at June 30, 2011 and 2010.

The Corporation and the Bank are subject to U.S. federal income tax as an income-based tax and a capital-based franchise tax in the state of Ohio. The Corporation and the Bank are no longer subject to examination by taxing authorities for years before 2007.

NOTE 11—REGULATORY MATTERS

The Bank is subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective-action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. Management believes as of June 30, 2011, the Bank has met all capital adequacy requirements to which it is subject.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of fiscal year-end 2011, the Corporation met the definition of a small bank holding company and, therefore, was exempt from consolidated risk-based and leverage capital adequacy guidelines for bank holding companies. At year-end 2011 and 2010, actual Bank capital levels (in millions) and minimum required levels were as follows:

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2011
Total capital (to risk weighted assets)
Bank	$26.3	14.0%	$15.0	8.0%	$18.8	10.0%
Tier 1 capital (to risk weighted assets)
Bank	22.2	11.8	7.5	4.0	11.3	6.0
Tier 1 capital (to average assets)
Bank	22.2	7.5	11.8	4.0	14.8	5.0
June 30, 2010
Total capital (to risk weighted assets)
Bank	$24.7	13.4%	$14.8	8.0%	$18.5	10.0%
Tier 1 capital (to risk weighted assets)
Bank	20.4	11.1	7.4	4.0	11.1	6.0
Tier 1 capital (to average assets)
Bank	20.4	7.8	10.5	4.0	13.1	5.0

As of the latest regulatory examination, the Bank was categorized as well capitalized. There are no conditions or events since that examination that management believes may have changed the Bank’s category.

The Corporation’s principal source of funds for dividend payment is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. As of June 30, 2011 the Bank could, without prior approval, declare a dividend of approximately $3,519.

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

The Bank evaluates each customer’s credit on a case by case basis. The amount of collateral obtained is based on management’s credit evaluation of the customer. The amount of commitments to extend credit and the exposure to credit loss for non-performance by the customer was $27,528 and $23,435 as of June 30, 2011 and 2010, respectively. Of the June 30, 2011 commitments, $25,119 carried variable rates of interest ranging from 2.00% to 7.25% and $2,409 carried fixed rates of interest ranging from 2.75% to 7.75%. Of the June 30, 2010 commitments, $22,690 carried variable rates of interest ranging from 2.00% to 10.00% and $745 carried fixed rates of interest ranging from 2.25% to 8.12%. Financial standby letters of credit were $579 and $477 as of June 30, 2011 and 2010, respectively. In addition, commitments to extend credit of $7,759 and $6,333 as of June 30, 2011 and 2010, respectively, were available to checking account customers related to the overdraft protection program. Since some loan commitments expire without being used, the amount does not necessarily represent future cash commitments.

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

The Corporation used the following methods and significant assumptions to estimate the fair value of items:

Securities: When available, the fair values of available-for-sale securities are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs). For securities where quoted market prices are not available, fair values are calculated based on market prices of similar securities (Level 2 inputs). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3 inputs). Discounted cash flows are calculated using spread to the swap and LIBOR curves. Rating agency and industry research reports as well as defaults and deferrals on individual securities are reviewed and incorporated into the calculations.

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

Other Real Estate Owned: Nonrecurring adjustments to certain commercial and residential real estate properties classified as other real estate owned (OREO) are measured at the lower of carrying amount or fair value, less costs to sell. Fair values are generally based on third party appraisals of the property. These appraisals may use a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Balance at	Fair Value Measurements at June 30, 2011 Using
	June 30, 2011	Level 1	Level 2	Level 3
Assets:
Obligations of government-sponsored entities	$16,260	$—	$16,260	$—
Obligations of states and political subdivisions	25,098	—	25,098	—
Mortgage-backed securities - residential	30,596	—	30,596	—
Collateralized mortgage obligations	19,868	—	19,868	—
Trust preferred security	67	—	—	67

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Balance at	Fair Value Measurements at June 30, 2010 Using
	June 30, 2010	Level 1	Level 2	Level 3
Assets:
Obligations of government sponsored entities	$11,004	$—	$11,004	$—
Obligations of states and political subdivisions	20,247	—	20,247	—
Mortgage-backed securities - residential	25,612	—	25,612	—
Collateralized mortgage obligations	6,977	—	6,977	—
Trust preferred security	422	—	—	422

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended June 30, 2011 and 2010:

	Trust Preferred Security
	2011	2010
Beginning balance	$422	$356
Realized losses included in other income	(370)	(410)
Change in fair value included in other comprehensive income	15	476
Ending balance, June 30	$67	$422

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Balance at	Fair Value Measurements at June 30, 2011 Using
	June 30, 2011	Level 1	Level 2	Level 3
Impaired loans:
Commercial	$51	$—	$—	$51
Commercial real estate:
Other	871	—	—	871
1-4 Family:
Owner occupied	317	—	—	317
Non-owner occupied	434	—	—	434

	Balance at	Fair Value Measurements at June 30, 2010 Using
	June 30, 2010	Level 1	Level 2	Level 3
Assets:
Impaired loans	$1,375	$—	$—	$1,375
Other real estate owned, net	5	—	—	5

Impaired loans, which are generally measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $2,105, with a valuation allowance of $432 at June 30, 2011, resulting in an additional provision for loan losses of $272 being recorded for the twelve month period ended June 30, 2011. As of June 30, 2010, impaired loans with a principal balance of $1,918, with a valuation allowance of $543, resulting in an additional provision for loan losses of $344 being recorded for the twelve month period ended June 30, 2010.

There were no other real estate owned being carried at fair value as of June 30, 2011. Other real estate owned which is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $5, which was made up of the outstanding balance of $22, net of a valuation allowance of $17 at June 30, 2010, resulting in a write-down of $17 for the year ended June 30, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The following table shows the estimated fair value at June 30, 2011 and 2010, and the related carrying value of financial instruments:

	2011		2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$13,828	$13,828	$13,806	$13,806
Certificates of deposits in other financial institutions	4,900	4,900	980	980
Securities available-for-sale	91,889	91,889	64,262	64,262
Loans, net	175,450	174,182	172,007	167,577
Accrued interest receivable	980	980	943	943
Financial Liabilities:
Demand and savings deposits	(159,302)	(159,302)	(125,050)	(125,050)
Time deposits	(88,944)	(89,725)	(91,264)	(91,926)
Short-term borrowings	(17,012)	(17,012)	(13,086)	(13,086)
Federal Home Loan Bank advances	(7,535)	(7,884)	(8,297)	(8,681)
Accrued interest payable	(82)	(82)	(122)	(122)

For purposes of the above disclosures of estimated fair value, the following assumptions were used. Estimated fair value for cash and cash equivalents, certificates of deposits in other financial institutions, accrued interest receivable and payable, demand and savings deposits and short-term borrowings were considered to approximate carrying value for instruments that reprice frequently and fully. Fair value for loans was estimated for portfolios of loans with similar financial characteristics. For adjustable rate loans that reprice at least annually and for fixed rate commercial loans with maturities of six months or less which possess normal risk characteristics, carrying value was determined to be fair value. Fair value of other types of loans (including adjustable rate loans which reprice less frequently than annually and fixed rate term loans or loans which possess higher risk characteristics) was estimated by discounting future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for similar anticipated maturities. Fair value for impaired loans was based on recent appraisals of the collateral or, if appropriate, using estimated discounted cash flows. The Corporation has not considered market illiquidity in estimating the fair value of loans due to uncertain and inconsistent market pricing being experienced on June 30, 2011.

Fair value of core deposits, including demand deposits, savings accounts and certain money market deposits, was the amount payable on demand. Fair value of fixed-maturity certificates of deposit was estimated using the rates offered at June 30, 2011 and 2010, for deposits of similar remaining maturities. Estimated fair value does not include the benefit that result from low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market. Fair value of short-term borrowings and accrued interest was determined to be the carrying amounts since these financial instruments generally represent obligations that are due on demand. Fair value of Federal Home Loan Bank advances was estimated using current rates at June 30, 2011 and 2010 for similar financing. The fair value of unrecorded commitments at June 30, 2011 and 2010 was not material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14—PARENT COMPANY FINANCIAL STATEMENTS

Condensed financial information of Consumers Bancorp. Inc. (parent company only) follows:

	June 30, 2011	June 30, 2010
Condensed Balance Sheets
Assets
Cash	$25	$114
Subordinated debenture receivable from subsidiary	2,000	2,000
Other assets	92	94
Investment in subsidiary	23,254	21,577
Total assets	$25,371	$23,785
Liabilities
Other liabilities	$47	$69
Shareholders’ equity	25,324	23,716
Total liabilities & shareholders’ equity	$25,371	$23,785

	Year Ended June 30, 2011	Year Ended June 30, 2010
Condensed Statements of Income
Cash dividends from subsidiary	$650	$700
Other income	160	160
Other expense	197	188
Income before income taxes and equity in undistributed net income of subsidiary	613	672
Income tax benefit	(9)	(5)
Income before equity in undistributed net income of subsidiary	622	677
Equity in undistributed net income of subsidiary	1,626	1,362
Net income	$2,248	$2,039

	Year Ended June 30, 2011	Year Ended June 30, 2010
Condensed Statements of Cash Flows
Cash flows from operating activities
Net income	$2,248	$2,039
Equity in undistributed net income of Bank subsidiary	(1,626)	(1,362)
Change in other assets and liabilities	(20)	25
Net cash flows from operating activities	602	702
Cash flows from financing activities
Dividend paid	(837)	(813)
Proceeds from dividend reinvestment and stock purchase plan	146	99
Net cash flows from financing activities	(691)	(714)
Change in cash and cash equivalents	(89)	(12)
Beginning cash and cash equivalents	114	126
Ending cash and cash equivalents	$25	$114

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A—CONTROLS AND PROCEDURES

The management of the Corporation is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934 (Act).  As of June 30, 2011, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures.  Based on that evaluation, management concluded that the Corporation’s disclosure controls and procedures as of June 30, 2011 were effective in ensuring that information required to be disclosed by the Corporation in the reports that it files or submits under the Act were recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Corporation’s internal controls over financial reporting that occurred during the fourth quarter of fiscal year 2011 that have materially affected, or are reasonably likely to materially affect the Corporation’s internal controls over financial reporting. The Report of Management on the Company’s Internal Controls Over Financial Reporting appears on page 21.

ITEM 9B—OTHER INFORMATION

None.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth in the Corporation’s Proxy Statement dated September 16, 2011 under the captions “Election of Directors,” “Directors and Executive Officers,” “The Board of Directors and its Committees,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Certain Transactions and Relationships,” and is incorporated herein by reference.

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

ITEM 11—EXECUTIVE COMPENSATION

The information required by this item is set forth in the Corporation’s Proxy Statement dated September 16, 2011 under the captions “Director Compensation,” “Executive Compensation,” “Defined Contribution Plan,” “Salary Continuation Program,” “Noncompetition Agreement,” “Compensation Committee Report,” and “Compensation Committee Interlock and Insider Participation,” and is incorporated herein by reference.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this item is set forth in the Corporation’s Proxy Statement dated September 16, 2011 under the caption “Security Ownership of Certain Beneficial Owners and Management,” and is incorporated herein by reference.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth in the Corporation’s Proxy Statement dated September 16, 2011 under the caption “Certain Transactions and Relationships,” and is incorporated herein by reference.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth in the Corporation’s Proxy Statement dated September 16, 2011 under the caption “Principal Accountant Fees and Services,” and is incorporated herein by reference.

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	The report of independent registered accounting firm and the consolidated financial statements appearing in Item 8.

(2)	Financial statement schedules are omitted as they are not required or are not applicable, or the required information is included in the financial statements.

(3)	The exhibits required by this item are listed in the Exhibit Index of this Form 10-K.

(b)	The exhibits to this Form 10-K begin on page 53 of this report.

(c)	See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSUMERS BANCORP, INC.

Date: September 16, 2011	By:	/s/ Ralph J. Lober, II
President and Chief Executive Officer

	By:	/s/ Renee K. Wood
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 16, 2011.

Signatures	Signatures

/s/ Laurie L. McClellan	/s/ Ralph J. Lober, II
Laurie L. McClellan	Ralph J. Lober, II
Chairman of the Board of Directors	President, Chief Executive Officer and Director

/s/ John P. Furey	/s/ James V. Hanna
John P. Furey	James V. Hanna
Director	Director

/s/ Bradley Goris	/s/ David W. Johnson
Bradley Goris	David W. Johnson
Director	Director

/s/ James R. Kiko, Sr.	/s/ Thomas M. Kishman
James R. Kiko, Sr.	Thomas M. Kishman
Director	Director

/s/ Harry W. Schmuck, Jr.	/s/ John E. Tonti
Harry W. Schmuck, Jr.	John E. Tonti
Director	Director

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1	Amended and Restated Articles of Incorporation of the Corporation. Reference is made to Form 10-K of the Corporation filed September 22, 2010, which is incorporated herein by reference.

3.2	Amended and Restated Code of Regulations of the Corporation. Reference is made to Form 10-K of the Corporation filed September 15, 2008, which is incorporated herein by reference.

4	Form of Certificate of Common Shares. Reference is made to Form 10-KSB of the Corporation filed September 26, 2002, which is incorporated herein by reference.

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