Form 10-Q
period 2011-09-30
CONSUMERS BANCORP INC /OH/
filed 2011-11-10
CIK 1006830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) or the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock, no par value	Outstanding at November 1, 2011
2,049,873 Common Shares

CONSUMERS BANCORP, INC.
FORM 10-Q
QUARTER ENDED September 30, 2011

Table of Contents

Page
Number (s)
Part I – Financial Information
Item 1 – Financial Statements (Unaudited)
Consolidated Balance Sheets at September 30, 2011 and June 30, 2011	1

Consolidated Statements of Income for the three months ended September 30, 2011 and 2010	2

Consolidated Statements of Comprehensive Income for the three months ended September 30, 2011 and 2010	3

Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended September 30, 2011 and 2010	4

Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2011 and 2010	5

Notes to the Consolidated Financial Statements	6-24

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	25-34

Item 3 – Not Applicable for Smaller Reporting Companies

Item 4 – Controls and Procedures	35
Part II – Other Information
Item 1 – Legal Proceedings	36

Item 1A – Not Applicable for Smaller Reporting Companies

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3 – Defaults Upon Senior Securities	36

Item 4 – Removed and Reserved

Item 5 – Other Information	36

Item 6 – Exhibits	36

Signatures	37

PART 1 – FINANCIAL INFORMATION
Item 1 – Financial Statements (unaudited)
CONSUMERS BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
	September 30,	June 30,
	2011	2011
ASSETS
Cash on hand and noninterest-bearing deposits in other banks	$8,115	$5,944
Interest-bearing deposits in other banks	13,749	7,884
Total cash and cash equivalents	21,864	13,828
Certificates of deposit in other financial institutions	3,675	4,900
Securities, available-for-sale	98,671	91,889
Federal bank and other restricted stocks, at cost	1,186	1,186
Total loans	179,901	177,551
Less allowance for loan losses	(2,087)	(2,101)
Net Loans	177,814	175,450
Cash surrender value of life insurance	5,462	5,411
Premises and equipment, net	4,711	4,776
Intangible assets	48	89
Other real estate owned	76	76
Accrued interest receivable and other assets	2,088	2,535
Total assets	$315,595	$300,140

LIABILITIES
Deposits
Non-interest bearing demand	$68,670	$64,657
Interest bearing demand	17,590	14,829
Savings	86,820	79,816
Time	89,274	88,944
Total deposits	262,354	248,246

Short-term borrowings	17,636	17,012
Federal Home Loan Bank advances	7,516	7,535
Accrued interest and other liabilities	2,042	2,023
Total liabilities	289,548	274,816

SHAREHOLDERS’ EQUITY
Preferred stock (no par value, 350,000 shares authorized)	—	—
Common stock (no par value, 3,500,000 shares authorized; 2,180,315 shares issued)	5,114	5,114
Retained earnings	21,342	20,881
Treasury stock, at cost (130,442 common shares)	(1,659)	(1,659)
Accumulated other comprehensive income	1,250	988
Total shareholders’ equity	26,047	25,324
Total liabilities and shareholders’ equity	$315,595	$300,140

See accompanying notes to consolidated financial statements

CONSUMERS BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months ended
	September 30,
(Dollars in thousands, except per share amounts)	2011	2010
Interest income
Loans, including fees	$2,535	$2,595
Securities
Taxable	480	425
Tax-exempt	245	210
Federal funds sold and other interest bearing deposits	16	10
Total interest income	3,276	3,240

Interest expense
Deposits	330	465
Short-term borrowings	11	13
Federal Home Loan Bank advances	60	69
Total interest expense	401	547

Net interest income	2,875	2,693
Provision for loan losses	92	102
Net interest income after provision for loan losses	2,783	2,591

Non-interest income
Service charges on deposit accounts	356	335
Debit card interchange income	179	150
Bank owned life insurance income	51	45
Securities gains, net	49	17
Gain on sale of OREO	-	2
Other	37	57
Total non-interest income	672	606

Non-interest expenses
Salaries and employee benefits	1,326	1,177
Occupancy and equipment	258	264
Data processing expenses	139	136
Professional and director fees	94	103
FDIC Assessments	50	78
Franchise taxes	65	58
Marketing and Advertising	76	37
Telephone and network communications	58	52
Debit card processing expenses	94	84
Amortization of intangible	41	41
Other	361	334
Total non-interest expenses	2,562	2,364

Income before income taxes	893	833
Income tax expense	206	200
Net Income	$687	$633

Basic and diluted earnings per share	$0.34	$0.31

See accompanying notes to consolidated financial statements

CONSUMERS BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(Dollars in thousands)
	Three Months ended
	September 30,
	2011	2010

Net income	$687	$633

Other comprehensive income (loss), net of tax:
Net change in unrealized gains (losses):

Available-for-sale securities:
Unrealized gains (losses) arising during the period	446	272
Reclassification adjustment for gains included in income	(49)	(17)
Net unrealized gain (losses)	397	255
Income tax effect	135	87

Other comprehensive income	262	168

Total comprehensive income	$949	$801

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(Dollars in thousands, except per share data)
	Three Months ended
	September 30,
	2011	2010

Balance at beginning of period	$25,324	$23,716

Comprehensive income
Net income	687	633
Other comprehensive income	262	168
Total comprehensive income	949	801

Common stock issued for dividend reinvestment and stock purchase plan (2,989 shares for 2010)	—	36
Common cash dividends	(226)	(204)

Balance at the end of the period	$26,047	$24,349

Common cash dividends per share	$0.11	$0.10

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(Dollars in thousands)	September 30,
	2011	2010
Cash flows from operating activities
Net cash from operating activities	$1,407	$1,238

Cash flow from investing activities
Securities available-for-sale
Purchases	(17,212)	(13,267)
Maturities, calls and principal pay downs	5,660	3,594
Proceeds from sales of available-for-sale securities	4,951	2,553
Net (increase) decrease in certificates of deposits in other financial institutions	1,225	(980)
Net increase in loans	(2,456)	(255)
Acquisition of premises and equipment	(26)	(447)
Sale of other real estate owned	-	26
Net cash from investing activities	(7,858)	(8,776)

Cash flow from financing activities
Net increase in deposit accounts	14,108	4,311
Net change in short-term borrowings	624	2,262
Repayments of Federal Home Loan Bank advances	(19)	(38)
Proceeds from dividend reinvestment and stock purchase plan	-	36
Dividends paid	(226)	(204)
Net cash from financing activities	14,487	6,367

Increase/(decrease) in cash or cash equivalents	8,036	(1,171)

Cash and cash equivalents, beginning of period	13,828	13,806
Cash and cash equivalents, end of period	$21,864	$12,635

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$409	$550
Federal income taxes	-	65

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 1 – Summary of Significant Accounting Policies:

Nature of Operations: Consumers Bancorp, Inc. (the Corporation) is a bank holding company headquartered in Minerva, Ohio that provides, through its banking subsidiary, Consumers National Bank (the Bank), a broad array of products and services throughout its primary market area of Stark, Columbiana, Carroll and contiguous counties in Ohio. The Bank’s business involves attracting deposits from businesses and individual customers and using such deposits to originate commercial, mortgage and consumer loans in its primary market area.

Basis of Presentation: The consolidated financial statements for interim periods are unaudited and reflect all adjustments (consisting of only normal recurring adjustments), which, in the opinion of management, are necessary to present fairly the financial position and results of operations and cash flows for the periods presented. The unaudited financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by accounting principles generally accepted in the United States of America.  The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s Form 10-K for the year ended June 30, 2011. The results of operations for the interim period disclosed herein are not necessarily indicative of the results that may be expected for a full year.

The consolidated financial statements include the accounts of the Corporation and the Bank. All significant inter-company transactions and accounts have been eliminated in consolidation.

Segment Information: Consumers Bancorp, Inc. is a bank holding company engaged in the business of commercial and retail banking, which accounts for substantially all of the revenues, operating income, and assets. Accordingly, all of its operations are recorded in one segment, banking.

Earnings per Share: Earnings per common share are computed based on the weighted average common shares outstanding. The weighted average number of outstanding shares was 2,049,873 and 2,038,569 for the quarters ended September 30, 2011 and 2010, respectively. The weighted average number of outstanding diluted shares was 2,050,877 for the quarter ended September 30, 2011. There were no dilutive securities as of September 30, 2010.

Reclassifications: Certain items in prior financial statements have been reclassified to conform to the current presentation.

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 2 – Securities

		Gross	Gross
Description of Securities	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2011
U.S. government-sponsored entities and agencies	$9,701	$122	$(4)	$9,819
Obligations of state and political subdivisions	25,229	1,044	(64)	26,209
Mortgage-backed securities – residential	41,774	1,108	(160)	42,722
Collateralized mortgage obligations	19,871	85	(99)	19,857
Trust preferred security	202	—	(138)	64
Total securities	$96,777	$2,359	$(465)	$98,671

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2011
U.S. government-sponsored entities and agencies	$16,185	$98	$(23)	$16,260
Obligations of state and political subdivisions	24,725	584	(211)	25,098
Mortgage-backed securities - residential	29,424	1,172	—	30,596
Collateralized mortgage obligations	19,856	74	(62)	19,868
Trust preferred security	202	—	(135)	67
Total securities	$90,392	$1,928	$(431)	$91,889

Proceeds from the sale of available-for-sale securities were as follows:

	Three Months Ended
	September 30,
	2011	2010
Proceeds from sales	$4,951	2,553
Gross realized gains	49	44
Gross realized losses	—	27

The amortized cost and fair values of available-for-sale securities at September 30, 2011, by expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, collateralized mortgage obligations and the trust preferred security are shown separately.

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

	Amortized	Estimated Fair
	Cost	Value
Due in one year or less	$3,525	$3,552
Due after one year through five years	7,220	7,360
Due after five years through ten years	5,835	6,162
Due after ten years	18,350	18,954
Total	34,930	36,028

Mortgage-backed securities – residential	41,774	42,722
Collateralized mortgage obligations	19,871	19,857
Trust preferred security	202	64
Total	$96,777	$98,671

The following table summarizes the securities with unrealized losses at September 30, 2011 and June 30, 2011, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

September 30, 2011
U.S. government-sponsored entities and agencies	$996	$(4)	$—	$—	$996	$(4)
Obligations of states and political subdivisions	241	—	1,436	(64)	1,677	(64)
Mortgage-backed securities - residential	14,288	(160)	—	—	14,288	(160)
Collateralized mortgage obligations	12,117	(99)	—	—	12,117	(99)
Trust preferred security	—	—	64	(138)	64	(138)

Total temporarily impaired	$27,642	$(263)	$1,500	$(202)	$29,142	$(465)

	Less than 12 Months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

June 30, 2011
U.S. government-sponsored entities and agencies	$3,088	$(23)	$—	$—	$3,088	$(23)
Obligations of states and political subdivisions	3,656	(81)	1,221	(130)	4,877	(211)
Collateralized mortgage obligations	9,665	(62)	—	—	9,665	(62)
Trust preferred security	—	—	67	(135)	67	(135)

Total temporarily impaired	$16,409	$(166)	$1,288	$(265)	$17,697	$(431)

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

Unrealized losses on U.S. government-sponsored entities and agencies, obligations of state and political subdivisions, residential mortgage-backed securities and collateralized mortgage obligations have not been recognized into income because the decline in fair value is not attributed to credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. The fair value is expected to recover as the securities approach maturity.

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

Due to an increase in principal and/or interest deferrals by the issuers of the underlying securities, the cash interest payments for the trust preferred security are being deferred. On September 30, 2011, the lowest credit rating on this security was Fitch’s rating of C, which is defined as highly speculative. The issuers in this security are primarily banks, bank holding companies and a limited number of insurance companies. The investment security is evaluated using a model to compare the present value of expected cash flows to prior periods expected cash flows to determine if there has been an adverse change in cash flows during the period. The discount rate used to calculate the cash flows is the coupon rate of the security, based on the forward LIBOR curve. The OTTI model considers the structure and term of the CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. We assume no recoveries on defaults and all interest payment deferrals are treated as defaults with an assumed recovery rate of 15% on deferrals. In addition we use the model to “stress” the CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of the Corporation’s note class. According to the September 30, 2011 analysis, the expected cash flows were above the recorded amortized cost of the trust preferred security. The accumulated other-than-temporary impairment loss that has been recognized in earnings was $780 at September 30, 2011 and June 30, 2011. If there is further deterioration in the underlying collateral of this security, other-than-temporary impairments may also occur in future periods.

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 3 – Loans

Major classifications of loans were as follows:

	September 30,	June 30,
	2011	2011
Commercial	$19,034	$19,297
Commercial real estate:
Construction	2,379	1,057
Other	100,361	97,403
1 – 4 Family residential real estate:
Owner occupied	33,251	34,488
Non-owner occupied	18,505	19,098
Construction	139	597
Consumer	6,498	5,874
Subtotal	180,167	177,814
Less: Net deferred loan fees	(266)	(263)
Allowance for loan losses	(2,087)	(2,101)
Net Loans	$177,814	$175,450

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ending September 30, 2011:

		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total

Allowance for loan losses:
Beginning balance	$179	$882	$947	$93	$2,101
Provision for loan losses	(82)	172	(33)	35	92
Loans charged-off	—	—	(69)	(50)	(119)
Recoveries	—	—	—	13	13

Total ending allowance balance	$97	$1,054	$845	$91	$2,087

A summary of activity in the allowance for loan losses for the three months ended September 30, 2010, was as follows:

Beginning of period	$2,276
Provision	102
Charge-offs	(41)
Recoveries	20
Total ending allowance balance	$2,357

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2011. Included in the recorded investment in loans is $(266) of net deferred loan fess and $459 of accrued interest receivable.
			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$10	$107	$249	$—	$366
Collectively evaluated for impairment	87	947	596	91	1,721

Total ending allowance balance	$97	$1,054	$845	$91	$2,087

Recorded investment in loans:
Loans individually evaluated for impairment	$77	$1,395	$1,320	$—	$2,792
Loans collectively evaluated for impairment	19,010	101,359	50,711	6,488	177,568

Total ending loans balance	$19,087	$102,754	$52,031	$6,488	$180,360

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

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents information related to loans individually evaluated for impairment by class of loans as of and for the three months ended September 30, 2011:
	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized

With no related allowance recorded:
Commercial	$16	$16	$—	$17	$—	$—
Commercial real estate:
Other	635	634	—	635	3	3
1-4 Family residential real estate:
Owner occupied	97	97	—	97	2	2
Non-owner occupied	64	65	—	43	—	—
With an allowance recorded:
Commercial	62	61	10	63	—	—
Commercial real estate:
Other	762	761	107	763	5	5
1-4 Family residential real estate:
Owner occupied	220	218	14	218	2	2
Non-owner occupied	940	940	235	871	—	—
Total	$2,796	$2,792	$366	$2,707	$12	$12

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents information related to loans individually evaluated for impairment by class of loans as of June 30, 2011 and for the three months ended September 30, 2010:
	As of June 30, 2011			Three Months ended September 30, 2010
	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized

With no related allowance recorded:
Commercial	$18	$18	$—	$23	$—	$—
Commercial real estate:
Other	413	412	—	493	—	—
With an allowance recorded:
Commercial	64	64	13	30	—	—
Commercial real estate:
Other	997	993	126	1,263	3	18
1-4 Family residential real estate:
Owner occupied	320	319	3	222	2	—
Non-owner occupied	724	723	290	775	—	—
Total	$2,536	$2,529	$432	$2,806	$5	$18

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the recorded investment in non-accrual and loans past due over 90 days still on accrual by class of loans as of September 30, 2011 and June 30, 2011:
	September 30, 2011		June 30, 2011
		Loans Past Due		Loans Past Due
		Over 90 Days		Over 90 Days
		Still		Still
	Non-accrual	Accruing	Non-accrual	Accruing
Commercial	$62	$—	$64	$—
Commercial real estate:
Other	950	—	754	—
1 – 4 Family residential:
Owner occupied	358	—	219	—
Non-owner occupied	649	—	723	—
Consumer	—	—	—	—
Total	$2,019	$—	$1,760	$—

Non-accrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the aging of the recorded investment in past due loans as of September 30, 2011 by class of loans:

	Days Past Due
			90 Days or
	30 - 59	60 – 89	Greater &	Total	Loans Not
	Days	Days	Non-accrual	Past Due	Past Due	Total
Commercial	$16	$—	$37	$53	$19,034	$19,087
Commercial real estate:
Construction	—	—	—	—	2,378	2,378
Other	112	—	651	763	99,613	100,376
1-4 Family residential:
Owner occupied	—	—	211	211	33,172	33,383
Non-owner occupied	26	—	—	26	18,482	18,508
Construction	—	—	—	—	140	140
Consumer	28	—	—	28	6,460	6,488
Total	$182	$—	$899	$1,081	$179,279	$180,360

The above table of past due loans includes the recorded investment in non-accrual loans of $1,120 in the loans not past due category.

The following table presents the aging of the recorded investment in past due loans as of June 30, 2011 by class of loans:

	Days Past Due
			90 Days or
	30 - 59	60 - 89	Greater &	Total	Loans Not
	Days	Days	Non-accrual	Past Due	Past Due	Total
Commercial	$—	$1	$—	$1	$19,335	$19,336
Commercial real estate:
Construction	—	—	—	—	1,053	1,053
Other	—	242	412	654	96,791	97,445
1-4 Family residential:
Owner occupied	—	167	23	190	34,438	34,628
Non-owner occupied	—	44	175	219	18,877	19,096
Construction	—	—	—	—	597	597
Consumer	26	—	—	26	5,842	5,868
Total	$26	$454	$610	$1,090	$176,933	$178,023

The above table of past due loans includes the recorded investment in non-accrual loans of $410 in the 60 – 89 days past due category and $740 in the loans not past due category.

Troubled Debt Restructurings:
The Corporation allocated $279 and $229 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2011 and June 30, 2011. As of September 30, 2011 and June 30, 2011, the Corporation had not committed to lend any additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

During the period ending September 30, 2011, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; a permanent reduction of the recorded investment in the loan; or a temporary reduction in the payment amount to interest only.

Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from 12 months to 6.5 years. Modifications involving an extension of the maturity date were for a period of 6.5 years.

The following table presents loans by class modified as troubled debt restructurings that occurred during the period ending September 30, 2011:

		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Loans	Investment	Investment
Troubled debt restructuring:
1 – 4 Family residential:
Non-owner occupied	7	$534	$466

Total	7	$534	$466

The troubled debt restructurings described above increased the allowance for loan losses by $20 and resulted in charge offs of $63 during the period ending September 30, 2011.

Credit Quality Indicators:
The Corporation categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Corporation analyzes loans individually by classifying the loans as to credit risk. This analysis includes loans with a total outstanding loan relationship greater than $100 and non-homogeneous loans, such as commercial and commercial real estate loans. Management monitors the loans on an ongoing basis for any changes in the borrower’s ability to service their debt and affirm the risk ratings for the loans and leases in their respective portfolio on an annual basis. The Corporation uses the following definitions for risk ratings:

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Loans listed as not rated are either less than $100 or are included in groups of homogeneous loans. Based on the most recent analysis performed, the recorded investment by risk category of loans by class of loans was as follows:
	As of September 30, 2011
		Special			Not
	Pass	Mention	Substandard	Doubtful	Rated
Commercial	$17,966	$775	$56	$77	$213
Commercial real estate:
Construction	2,199	179	—	—	—
Other	89,028	7,220	2,218	1,395	515
1-4 Family residential real estate:
Owner occupied	4,755	370	101	315	27,842
Non-owner occupied	13,677	2,650	991	1,005	185
Construction	—	—	—	—	140
Consumer	—	—	—	—	6,488
Total	$127,625	$11,194	$3,366	$2,792	$35,383

	As of June 30, 2011
		Special			Not
	Pass	Mention	Substandard	Doubtful	Rated
Commercial	$17,469	$743	$884	$82	$158
Commercial real estate:
Construction	868	76	109	—	—
Other	87,857	5,624	2,055	1,405	504
1-4 Family residential real estate:
Owner occupied	5,526	305	372	319	28,106
Non-owner occupied	14,549	1,976	1,657	723	191
Construction	28	—	—	—	569
Consumer	—	—	—	—	5,868
Total	$126,297	$8,724	$5,077	$2,529	$35,396

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

The Corporation used the following methods and significant assumptions to estimate the fair value of items:

Securities: When available, the fair values of available-for-sale securities are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs). For securities where quoted market prices are not available, fare values are calculated based on market prices of similar securities (Level 2 inputs). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3 inputs). Discounted cash flows are calculated using spread to the swap and LIBOR curves. Rating agency and industry research reports as well as defaults and deferrals on individual securities are reviewed and incorporated into the calculations.

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

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Other Real Estate Owned: Nonrecurring adjustments to certain commercial and residential real estate properties classified as other real estate owned (OREO) are measured at the lower of carrying amount or fair value, less costs to sell. Fair values are generally based on third party appraisals of the property. These appraisals may use a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs in determining fair value.
Assets and liabilities measured at fair value on a recurring basis are summarized below:
		Fair Value Measurements at September 30, 2011 Using
	Balance at September 30, 2011	Level 1	Level 2	Level 3
Assets:
U.S. government-sponsored entities and agencies	$9,819	$—	$9,819	$—
Obligations of states and political subdivisions	26,209	—	26,209	—
Mortgage-backed securities – residential	42,722	—	42,722	—
Collateralized mortgage obligations	19,857	—	19,857	—
Trust preferred security	64	—	—	64

		Fair Value Measurements at June 30, 2011 Using
	Balance at June 30, 2011	Level 1	Level 2	Level 3
Assets:
U.S. government-sponsored entities and agencies	$16,260	$—	$16,260	$—
Obligations of states and political subdivisions	25,098	—	25,098	—
Mortgage-backed securities - residential	30,596	—	30,596	—
Collateralized mortgage obligations	19,868	—	19,868	—
Trust preferred security	67	—	—	67

The following table presents a reconciliation of the trust preferred security measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended September 30, 2011 and 2010:

	2011	2010
Beginning balance	$67	$422
Realized losses included in non-interest income	—	—
Change in fair value included in other comprehensive income	(3)	19
Ending balance, September 30	$64	$441

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at September 30, 2011 Using
	Balance at September 30, 2011	Level 1	Level 2	Level 3
Impaired loans:
Commercial	$51	$—	$—	$51
Commercial real estate:
Other	654	—	—	654
1-4 Family
Owner occupied	204	—	—	204
Non-owner occupied	705	—	—	705
		Fair Value Measurements at June 30, 2011 Using
	Balance at June 30, 2011	Level 1	Level 2	Level 3
Impaired loans:
Commercial	$51	$—	$—	$51
Commercial real estate:
Other	871	—	—	871
1-4 Family
Owner occupied	317	—	—	317
Non-owner occupied	434	—	—	434
Impaired loans, which are generally measured for impairment using the fair value of the collateral for collateral dependant loans, had a principal balance of $1,980, with a valuation allowance of $366 at September 30, 2011. As of June 30, 2011, impaired loans with a principal balance of $2,105 had a valuation allowance of $432. The resulting impact to the provision for loan losses was no additional provision for loan losses being recorded for the three month period ended September 30, 2011 and $79 being recorded for the three month period ended September 30, 2010.

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Fair Value of Financial Instruments

The following table shows the estimated fair value at September 30, 2011 and June 30, 2011, and the related carrying value of financial instruments:
	September 30, 2011		June 30, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$21,864	$21,864	$13,828	$13,828
Certificates of deposits in other financial institutions	3,675	3,675	4,900	4,900
Securities available-for-sale	98,671	98,671	91,889	91,889
Loans, net	177,814	177,582	175,450	174,182
Accrued interest receivable	1,023	1,023	980	980
Financial Liabilities:
Demand and savings deposits	(173,080)	(173,080)	(159,302)	(159,302)
Time deposits	(89,274)	(90,388)	(88,944)	(89,725)
Short-term borrowings	(17,636)	(17,636)	(17,012)	(17,012)
Federal Home Loan Bank advances	(7,516)	(7,855)	(7,535)	(7,884)
Accrued interest payable	(74)	(74)	(82)	(82)

For purposes of the above disclosures of estimated fair value, the following assumptions were used. Estimated fair value for cash and cash equivalents, certificates of deposits in other financial institutions, accrued interest receivable and payable, demand and savings deposits and short-term borrowings were considered to approximate carrying value for instruments that reprice frequently and fully. Fair value for loans was estimated for portfolios of loans with similar financial characteristics. For adjustable rate loans that reprice at least annually and for fixed rate commercial loans with maturities of six months or less which possess normal risk characteristics, carrying value was determined to be fair value. Fair value of other types of loans (including adjustable rate loans which reprice less frequently than annually and fixed rate term loans or loans which possess higher risk characteristics) was estimated by discounting future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for similar anticipated maturities. Fair value for impaired loans was based on recent appraisals of the collateral or, if appropriate, using estimated discounted cash flows. The Corporation has not considered market illiquidity in estimating the fair value of loans due to uncertain and inconsistent market pricing being experienced on September 30, 2011.

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Fair value of core deposits, including demand deposits, savings accounts and certain money market deposits, was the amount payable on demand. Fair value of fixed-maturity certificates of deposit was estimated using the rates offered at September 30, 2011 and June 30, 2011, for deposits of similar remaining maturities. Estimated fair value does not include the benefit that result from low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market. Fair value of short-term borrowings and accrued interest was determined to be the carrying amounts since these financial instruments generally represent obligations that are due on demand. Fair value of Federal Home Loan Bank advances was estimated using current rates at September 30, 2011 and June 30, 2011 for similar financing.

Federal bank and other restricted stocks include stock acquired for regulatory purposes, such as Federal Home Loan Bank stock and Federal Reserve Bank stock that are accounted for at cost due to restrictions placed on their transferability; and therefore, are not subject to the fair value disclosure requirements. The fair value of unrecorded commitments at September 30, 2011 and June 30, 2011 was not material.

CONSUMERS BANCORP, INC.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share data)

General
The following is management’s analysis of the Corporation’s results of operations for the three month period ended September 30, 2011, compared to the same period in 2010, and the consolidated balance sheet at September 30, 2011 compared to June 30, 2011. This discussion is designed to provide a more comprehensive review of the operating results and financial condition than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

Overview
Consumers Bancorp, Inc., a bank holding company incorporated under the laws of the State of Ohio (the Corporation), owns all of the issued and outstanding common shares of Consumers National Bank, a bank chartered under the laws of the United States of America (the Bank). The Corporation’s activities have been limited primarily to holding the common shares of the Bank. The Bank’s business involves attracting deposits from businesses and individual customers and using such deposits to originate commercial, mortgage and consumer loans in its market area, consisting primarily of Stark, Columbiana, Carroll and contiguous counties in Ohio. The Bank also invests in securities consisting primarily of U.S. government sponsored entities, municipal obligations, mortgage-backed and collateralized mortgage obligations issued by Fannie Mae and Freddie Mac.

Results of Operations
Three Months Ended September 30, 2011 and September 30, 2010

Net Income
Net income increased by $54, or 8.5%, for the three month period ended September 30, 2011, as compared to the same period last year.  The increase in net income was mainly attributable to an increase in net interest income mainly as a result of a decline in the cost of funds and an increase in non-interest income from the same period last year which were partially offset by an increase in non-interest expenses. Earnings per common share were $0.34 for the three month period ended September 30, 2011, as compared to $0.31 for the same period last year.

Return on average equity (ROE) and return on average assets (ROA) were 10.55% and 0.90%, respectively, for the first quarter of fiscal year 2012 compared to 10.38% and 0.93%, respectively, for the first quarter of fiscal year 2011.

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

The Corporation’s net interest margin for the three months ended September 30, 2011 was 4.10%, compared to 4.34% for the same period a year ago. Net interest income for the three months ended September 30, 2011 increased by $182, or 6.8%, to $2,875 from $2,693 for the same year ago period. The increase in net interest income was primarily the result of a decline in the Corporation’s cost of funds and an increase of $34,706, or 13.5%, in average interest-earning assets. The Corporation’s cost of funds decreased to 0.75% for the three month period ended September 30, 2011 from 1.12% for the same year ago period mainly due to lower market rates affecting the rates paid on all interest-bearing deposit accounts and borrowings. These decreases were partially offset by a decline in the yield on average interest-earning assets to 4.65% for the three month period ended September 30, 2011 from 5.19% from the same year ago period.

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations (continued)

(Dollars in thousands, except per share data)

Average Balance Sheets and Analysis of Net Interest Income for the Three Months Ended September 30,
(In thousands, except percentages)

	2011			2010
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Taxable securities	$69,400	$480	2.79%	$48,427	$425	3.57%
Nontaxable securities (1)	25,594	362	5.76	21,294	307	5.83
Loans receivable (1)	178,357	2,541	5.65	174,792	2,601	5.90
Interest bearing deposits and federal funds sold	18,528	16	0.34	12,660	10	0.31
Total interest-earning assets	291,879	3,399	4.65%	257,173	3,343	5.19%

Noninterest-earning assets	13,466			12,022

Total Assets	$305,345			$269,195

Interest-bearing liabilities:
NOW	$15,720	$6	0.15%	$13,791	$6	0.17%
Savings	82,725	36	0.17	67,319	42	0.25
Time deposits	88,511	288	1.29	91,865	417	1.80
Short-term borrowings	16,813	11	0.26	13,177	13	0.39
FHLB advances	7,523	60	3.16	8,272	69	3.31
Total interest-bearing liabilities	211,292	401	0.75%	194,424	547	1.12%

Noninterest-bearing liabilities:
Noninterest-bearing checking accounts	66,214			48,480
Other liabilities	1,923			2,082
Total liabilities	279,429			244,986
Shareholders’ equity	25,916			24,209

Total liabilities and shareholders’ equity	$305,345			$269,195

Net interest income, interest rate spread (1)		$2,998	3.90%		$2,796	4.07%

Net interest margin (net interest as a percent of average interest-earning assets) (1)			4.10%			4.34%

Federal tax exemption on non-taxable securities and loans included in interest income		$123			$103

Average interest-earning assets to interest-bearing liabilities	138.14%			132.27%
(1) calculated on a fully taxable equivalent basis

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations (continued)

(Dollars in thousands, except per share data)

Provision for Loan Losses
The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management's assessment of the estimated probable credit losses in the Bank’s loan portfolio that have been incurred at each balance sheet date. For the three month period ended September 30, 2011, the provision for loan losses was $92, a decrease of $10 from the same three month period in the prior year.

Non-performing loans were $2,019 as of September 30, 2011 and represented 1.12% of total loans. This compared with $1,760, or 0.99%, at June 30, 2011 and $2,804, or 1.61%, as of September 30, 2010. The allowance for loan losses to total non-performing loans at September 30, 2011 was 103.37% compared with 119.38% at June 30, 2011 and 84.06% at September 30, 2010. The allowance for loan losses as a percentage of loans decreased slightly from 1.18% at June 30, 2011 to 1.16% at September 30, 2011 due to a decrease in substandard graded loans.

Net charge-offs for the period ending September 30, 2011 were $106, or 0.24% of total loans on an annualized basis, compared with $21, or 0.05% of total loans, for the same period last year. For the three month period ended September 30, 2011, charge-offs of $63 were related to a non-owner occupied 1-4 family residential loan that was modified as a troubled debt restructuring. The provision for loan losses as of September 30, 2011 was considered sufficient by management for maintaining an appropriate allowance for loan losses.

Non-Interest Income
Non-interest income totaled $672 for the first quarter of fiscal year 2012, compared to $606 for the same period last year. Adjusted for security gains, non-interest income totaled $623 for the first quarter of fiscal year 2012, compared with $589 for the same period last year.

Service charges on deposits increased by $21, or 6.3%, during the first fiscal quarter of 2012 mainly due to an increase in overdraft fee income from the same period last year. Debit card interchange income increased by $29, or 19.3%, during the first fiscal quarter of 2012 mainly due to an increase in debit card usage by our customers.

Net gains recognized on the sale of securities totaled $49 during the first three months of fiscal year 2012 and $17 during the same year ago period.

Non-Interest Expenses
Total non-interest expenses increased to $2,562, or 8.4%, during the first quarter of fiscal year 2012, compared with $2,364 during the same year ago period.

Salaries and employee benefits increased by $149, or 12.7%, during the first quarter of fiscal year 2012 mainly due to staff hired for the branch location in Hartville, Ohio that opened during the fourth fiscal quarter of 2011, staff that was added in the lending function during the first fiscal quarter of 2011 and normal merit increases that went into effect on July 1, 2011.

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations (continued)

(Dollars in thousands, except per share data)

Debit card processing expenses increased by $10, or 11.9%, during the first quarter of fiscal year 2012 mainly as a result of increased debit card usage by our customers.

Federal Deposit Insurance Corporation (FDIC) assessments decreased by $28, or 35.9%, compared to the same period last year mainly due to an industry wide change in the way FDIC insurance assessments are calculated. On April 1, 2011, the deposit insurance assessment base changed from total domestic deposits to average total assets minus average tangible equity, pursuant to a rule issued by the FDIC as required by the Dodd-Frank Act.

Marketing and advertising expenses increased by $39, to $76 compared to the same period last year mainly due to an increase in marketing efforts as a result of the opening of the Hartville, Ohio branch location.

Other expenses increased by $27, or 8.1%, during the first quarter of fiscal year 2012 mainly due to an increase in other real estate property expenses from properties that had been acquired through loan foreclosure and additional costs associated with the conversion to a new internet banking provider.

Income Taxes
Income tax expense for the three month period ended September 30, 2011 increased by $6, to $206 from $200, compared to a year ago. The effective tax rate was 23.1% for the current quarter as compared to 24.0% for the same period last year.

The effective tax rate differed from the federal statutory rate principally as a result of tax-exempt income from obligations of states and political subdivisions, loans and earnings on bank owned life insurance.

Financial Condition
Total assets at September 30, 2011 were $315,595 compared to $300,140 at June 30, 2011, an increase of $15,455, or an annualized 20.4%.

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations (continued)

(Dollars in thousands, except per share data)

Available-for-sale securities increased by $6,782 from $91,889 at June 30, 2011 to $98,671 at September 30, 2011 due to the deployment of excess liquidity attributed to an increase in deposit balances. Within the securities portfolio, the Corporation owns a trust preferred security, which represents CDOs issued by other financial and insurance companies. As of September, 2011, the trust preferred security had an adjusted amortized cost of $202 and a fair value of $64.  The security is part of a pool of issuers that support a more senior tranche of securities. Due to the illiquidity in the market, it is unlikely the Corporation would be able to recover its investment in this security if the Corporation sold the security at this time. Due to an increase in principal and/or interest deferrals by the issuers of the underlying securities, the cash interest payments for the trust preferred security are being deferred. On September 30, 2011, the lowest credit rating on this security was Fitch’s rating of C, which is defined as highly speculative. The issuers in this security are primarily banks, bank holding companies and a limited number of insurance companies. The investment security is evaluated using a model to compare the present value of expected cash flows to prior periods expected cash flows to determine if there has been an adverse change in cash flows during the period. The discount rate used to calculate the cash flows is the coupon rate of the security, based on the forward LIBOR curve. The OTTI model considers the structure and term of the CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. We assume no recoveries on defaults and all interest payment deferrals are treated as defaults with an assumed recovery rate of 15% on deferrals. In addition we use the model to “stress” the CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of the Corporation’s note class. According to the September 30, 2011 analysis, the expected cash flows were above the recorded amortized cost of the trust preferred security. The accumulated other-than-temporary impairment loss recognized in earnings was $780 at September 30, 2011 and June 30, 2011. If there is further deterioration in the underlying collateral of this security, other-than-temporary impairments may also occur in future periods.

Loan receivables increased by $2,350 to $179,901 at September 30, 2011 compared to $177,551 at June 30, 2011. Total shareholders’ equity increased by $723 from June 30, 2011 to $26,047 as of September 30, 2011. The increase was mainly due to net income for the current three month period and an increase in the fair value of available-for-sale securities offset by cash dividends paid during the period.

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations (continued)

(Dollars in thousands, except per share data)

Non-Performing Assets
The following table presents the aggregate amounts of non-performing assets and respective ratios as of the dates indicated.

	September 30, 2011	June 30, 2011	September 30, 2010
Non-accrual loans	$2,019	$1,760	$2,804
Loans past due over 90 days and still accruing	—	—	—
Total non-performing loans	2,019	1,760	2,804
Other real estate owned	76	76	1
Total non-performing assets	$2,095	$1,836	$2,805

Non-performing loans to total loans	1.12%	0.99%	1.61%
Allowance for loan losses to total non-performing loans	103.37%	119.38%	84.06%

As of September 30, 2011, impaired loans totaled $2,796, of which $1,982 are included in non-accrual loans. Commercial and commercial real estate loans are classified as impaired if management determines that full collection of principal and interest, in accordance with the terms of the loan documents, is not probable. Impaired loans and non-performing loans have been considered in management’s analysis of the appropriateness of the allowance for loan losses. Management and the Board of Directors are closely monitoring these loans and believe that the prospects for recovery of principal and interest, less identified specific reserves, are favorable.

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

(Dollars in thousands, except per share data)

Net cash inflow from operating activities for the three month period ended September 30, 2011 was $1,407, net cash outflows from investing activities was $7,858 and net cash inflows from financing activities was $14,487. A major source of cash was $10,611 from sales, maturities, calls or principal pay downs on available-for-sale securities and a $14,108 increase in deposits. A major use of cash included the $17,212 purchase of securities. Total cash and cash equivalents was $21,864 as of September 30, 2011 compared to $13,828 at June 30, 2011 and $12,635 at September 30, 2010.

The Bank offers several types of deposit products to its customers. The rates offered by the Bank and the fees charged for them are competitive with others currently available in the market area. Total deposits increased by $14,108, or 22.8% on an annualized basis, during the first three months of fiscal year 2012. Also, during the same period, the overall cost for funds decreased by 37 basis points from the same year ago period.

To provide an additional source of liquidity, the Corporation has entered into an agreement with the Federal Home Loan Bank (FHLB) of Cincinnati. At September 30, 2011, FHLB advances totaled $7,516 as compared with $7,535 at June 30, 2011. As of September 30, 2011, the Bank had the ability to borrow an additional $19,290 from the FHLB based on a blanket pledge of qualifying first mortgage loans. The Corporation considers the FHLB to be a reliable source of liquidity funding, secondary to its deposit base.

Short-term borrowings consisted of repurchase agreements which is a financing arrangement that matures daily. The Bank pledges securities as collateral for the repurchase agreements. Short-term borrowings increased to $17,636 at September 30, 2011 from $17,012 at June 30, 2011.

Jumbo time deposits (those with balances of $100 and over) increased from $34,707 at June 30, 2011 to $35,332 at September 30, 2011. These deposits are monitored closely by the Corporation and are mainly priced on an individual basis. When these deposits are from a municipality, certain bank-owned securities are pledged to guarantee the safety of these public fund deposits as required by Ohio law. The Corporation has the option to use a fee-paid broker to obtain deposits from outside its normal service area as an additional source of funding. The Corporation however, does not rely upon these deposits as a primary source of funding. Although management monitors interest rates on an ongoing basis, a quarterly rate sensitivity report is used to determine the effect of interest rate changes on the financial statements. In the opinion of management, enough assets or liabilities could be repriced over the near term (up to three years) to compensate for such changes. The spread on interest rates, or the difference between the average earning assets and the average interest-bearing liabilities, is monitored quarterly.

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

The Bank’s leverage and risk-based capital ratios as of September 30, 2011 were 7.4% and 14.0%, respectively. This compares to leverage and risk-based capital ratios of 7.5% and 14.0%, respectively, as of June 30, 2011. The Bank exceeded minimum regulatory capital requirements to be considered well-capitalized for both periods. Management is not aware of any matters occurring subsequent to September 30, 2011 that would cause the Bank’s capital category to change.

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

The Corporation has identified the appropriateness of the allowance for loan losses and the valuation of securities as critical accounting policies and an understanding of these policies are necessary to understand the financial statements. Critical accounting policies are those policies that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Footnote one (Securities and Allowance for Loan Losses), footnote two (Securities), footnote three (Loans) and Management Discussion and Analysis of Financial Condition and Results from Operation (Critical Accounting Policies) of the 2011 Form 10-K provide detail with regard to the Corporation’s accounting for the allowance for loan losses and valuation of securities and other-than-temporary impairment. There have been no significant changes in the application of accounting policies since June 30, 2011.

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

CONSUMERS BANCORP, INC.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by the report, an evaluation was performed under the supervision and with the participation of the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures pursuant to Exchange Act Rule 13a- 15e. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

Changes in Internal Controls Over Financial Reporting
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

Exhibit 101
The following material from Consumers Bancorp, Inc.’s Form 10-Q Report for the quarterly period ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language) includes: (1) Unaudited Consolidated Balance Sheets, (2) Unaudited  Consolidated Statements of Income, (3) Unaudited Consolidated Statements of Comprehensive Income, (4) Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Equity, (5) Unaudited Condensed Consolidated Statements of Cash Flows, and (6) the Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMERS BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSUMERS BANCORP, INC.
(Registrant)

Date: November 10, 2011	/s/ Ralph J. Lober
Ralph J. Lober, II
President & Chief Executive Officer

Date: November 10, 2011	/s/ Renee K. Wood
Renee K. Wood
Chief Financial Officer & Treasurer