Form 10-Q
period 2011-12-31
CONSUMERS BANCORP INC /OH/
filed 2012-02-13
CIK 1006830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒          Quarterly Report Pursuant to Section 13 or 15 (d) or the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value	Outstanding at February 1, 2012
2,049,873 Common Shares

CONSUMERS BANCORP, INC.

FORM 10-Q

QUARTER ENDED December 31, 2011

Table of Contents

Page Number (s)
Part I – Financial Information
Item 1 – Financial Statements (Unaudited)
Consolidated Balance Sheets at December 31, 2011 and June 30, 2011	1

Consolidated Statements of Income for the three and six months ended December 31, 2011 and 2010	2

Consolidated Statements of Comprehensive Income for the three and six months ended December 31, 2011 and 2010	3

Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended December 31, 2011 and 2010	4

Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2011 and 2010	5

Notes to the Consolidated Financial Statements	6-25

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	26-38

Item 3 – Not Applicable for Smaller Reporting Companies

Item 4 – Controls and Procedures	39
Part II – Other Information
Item 1 – Legal Proceedings	40

Item 1A – Not Applicable for Smaller Reporting Companies

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 3 – Defaults Upon Senior Securities	40

Item 4 – Removed and Reserved

Item 5 – Other Information	40

Item 6 – Exhibits	40

Signatures	41

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements (unaudited)

CONSUMERS BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	December 31, 2011	June 30, 2011
ASSETS
Cash on hand and noninterest-bearing deposits in other banks	$7,992	$5,944
Interest-bearing deposits in other banks	2,254	7,884
Total cash and cash equivalents	10,246	13,828
Certificates of deposit in other financial institutions	2,450	4,900
Securities, available-for-sale	106,873	91,889
Federal bank and other restricted stocks, at cost	1,186	1,186
Total loans	180,618	177,551
Less allowance for loan losses	(2,126)	(2,101)
Net Loans	178,492	175,450
Cash surrender value of life insurance	5,511	5,411
Premises and equipment, net	4,688	4,776
Intangible assets	8	89
Other real estate owned	-	76
Accrued interest receivable and other assets	1,858	2,535
Total assets	$311,312	$300,140

LIABILITIES
Deposits
Non-interest bearing demand	$58,408	$64,657
Interest bearing demand	32,179	14,829
Savings	90,338	79,816
Time	82,312	88,944
Total deposits	263,237	248,246

Short-term borrowings	12,742	17,012
Federal Home Loan Bank advances	6,497	7,535
Accrued interest and other liabilities	2,019	2,023
Total liabilities	284,495	274,816

SHAREHOLDERS’ EQUITY
Preferred stock (no par value, 350,000 shares authorized, none outstanding)	—	—
Common stock (no par value, 3,500,000 shares authorized; 2,180,315 shares issued)	5,114	5,114
Retained earnings	21,907	20,881
Treasury stock, at cost (130,442 common shares)	(1,659)	(1,659)
Accumulated other comprehensive income	1,455	988
Total shareholders’ equity	26,817	25,324
Total liabilities and shareholders’ equity	$311,312	$300,140

See accompanying notes to consolidated financial statements

CONSUMERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months ended December 31,		Six Months ended December 31,
(Dollars in thousands, except per share amounts)	2011	2010	2011	2010
Interest income
Loans, including fees	$2,562	$2,578	$5,097	$5,173
Securities, taxable	475	373	955	798
Securities, tax-exempt	249	221	494	431
Federal funds sold and other interest bearing deposits	14	13	30	23
Total interest income	3,300	3,185	6,576	6,425
Interest expense
Deposits	305	432	635	897
Short-term borrowings	7	11	18	24
Federal Home Loan Bank advances	69	66	129	135
Total interest expense	381	509	782	1,056
Net interest income	2,919	2,676	5,794	5,369
Provision for loan losses	67	142	159	244
Net interest income after provision for loan losses	2,852	2,534	5,635	5,125

Non-interest income
Service charges on deposit accounts	367	327	723	662
Debit card interchange income	179	157	358	307
Bank owned life insurance income	49	44	100	89
Securities gains, net	106	53	155	70
Other-than-temporary loss
Total impairment loss	-	(50)	-	(81)
Loss recognized in other comprehensive income	-	-	-	31
Net impairment loss recognized in earnings	-	(50)	-	(50)
Gain (loss) on sale of other real estate owned	(53)	-	(53)	2
Other	49	51	86	108
Total non-interest income	697	582	1,369	1,188
Non-interest expenses
Salaries and employee benefits	1,313	1,187	2,639	2,364
Occupancy and equipment	258	247	516	511
Data processing expenses	140	140	279	276
Professional and director fees	97	82	191	185
FDIC Assessments	49	78	99	156
Franchise taxes	64	59	129	117
Marketing and advertising	53	53	129	90
Telephone and network communications	58	58	116	110
Debit card processing expenses	93	84	187	168
Amortization of intangible	40	40	81	81
Other	335	350	696	684
Total non-interest expenses	2,500	2,378	5,062	4,742
Income before income taxes	1,049	738	1,942	1,571
Income tax expense	258	164	464	364
Net Income	$791	$574	$1,478	$1,207

Average common shares - basic	2,050,176	2,041,517	2,050,075	2,040,043
Average common shares - diluted	2,050,544	2,041,517	2,050,383	2,040,043

Basic and diluted earnings per share	$0.39	$0.28	$0.72	$0.59

See accompanying notes to consolidated financial statements

CONSUMERS BANCORP, INC.

Consolidated statements of comprehensive income

(Unaudited)

(Dollars in thousands)

	Three Months ended December 31,		Six Months ended December 31,
	2011	2010	2011	2010

Net Income	$791	$574	$1,478	$1,207

Other comprehensive income (loss), net of tax:
Net change in unrealized gains (losses):
Other-than-temporarily impaired securities:
Unrealized gains (losses) on other-than-temporarily impaired securities	—	(50)	—	(31)
Reclassification adjustment for losses included in income	—	50	—	50
Net unrealized gain	—	—	—	19
Income tax effect	—	—	—	6
	—	—	—	13

Available-for-sale securities:
Unrealized gains (losses) arising during the period	417	(1,423)	863	(1,170)
Reclassification adjustment for gains included in income	(106)	(53)	(155)	(70)
Net unrealized gain (losses)	311	(1,476)	708	(1,240)
Income tax effect	106	(502)	241	(421)
	205	(974)	467	(819)

Other comprehensive income (loss)	205	(974)	467	(806)

Total comprehensive income (loss)	$996	$(400)	$1,945	$401

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months ended December 31,		Six Months ended December 31,
	2011	2010	2011	2010

Balance at beginning of period	$26,047	$24,349	$25,324	$23,716

Comprehensive income
Net Income	791	574	1,478	1,207
Other comprehensive income (loss)	205	(974)	467	(806)
Total comprehensive income (loss)	996	(400)	1,945	401

Common stock issued for dividend reinvestment and stock purchase plan (2,680 shares and 5,669 shares for the three and six months in 2010, respectively)	-	32	-	68
Common cash dividends	(226)	(203)	(452)	(407)

Balance at the end of the period	$26,817	$23,778	$26,817	$23,778

Common cash dividends per share	$0.11	$0.10	$0.22	$0.20

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)	Six Months Ended December 31,
	2011	2010
Cash flows from operating activities
Net cash from operating activities	$2,743	$2,208

Cash flow from investing activities
Securities available-for-sale
Purchases	(32,343)	(24,247)
Maturities, calls and principal pay downs	10,271	7,225
Proceeds from sales of available-for-sale securities	7,332	5,123
Net (increase) decrease in certificates of deposits in other financial institutions	2,450	(2,205)
Net increase in loans	(3,201)	(2,649)
Acquisition of premises and equipment	(88)	(718)
Sale of other real estate owned	23	27
Net cash from investing activities	(15,556)	(17,444)

Cash flow from financing activities
Net increase in deposit accounts	14,991	13,185
Net change in short-term borrowings	(4,270)	540
Proceeds of Federal Home Loan Advances	-	1,000
Repayments of Federal Home Loan Bank advances	(1,038)	(1,074)
Proceeds from dividend reinvestment and stock purchase plan	-	68
Dividends paid	(452)	(407)
Net cash from financing activities	9,231	13,312

Decrease in cash or cash equivalents	(3,582)	(1,924)

Cash and cash equivalents, beginning of period	13,828	13,806
Cash and cash equivalents, end of period	$10,246	$11,882

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$792	$1,071
Federal income taxes	200	505

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

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 2 – Securities

Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2011
U.S. government-sponsored entities and agencies	$9,123	$94	$(4)	$9,213
Obligations of state and political subdivisions	26,653	1,534	(38)	28,149
Mortgage-backed securities – residential	48,450	1,069	(185)	49,334
Collateralized mortgage obligations	20,240	62	(189)	20,113
Trust preferred security	202	—	(138)	64
Total securities	$104,668	$2,759	$(554)	$106,873

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2011
U.S. government-sponsored entities and agencies	$16,185	$98	$(23)	$16,260
Obligations of state and political subdivisions	24,725	584	(211)	25,098
Mortgage-backed securities - residential	29,424	1,172	—	30,596
Collateralized mortgage obligations	19,856	74	(62)	19,868
Trust preferred security	202	—	(135)	67
Total securities	$90,392	$1,928	$(431)	$91,889

Proceeds from the sale of available-for-sale securities were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Proceeds from sales	$2,381	$2,570	$7,332	$5,123
Gross realized gains	106	53	155	97
Gross realized losses	—	—	—	27

The amortized cost and fair values of available-for-sale securities at December 31, 2011, by expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, collateralized mortgage obligations and the trust preferred security are shown separately.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

	Amortized Cost	Estimated Fair Value
Due in one year or less	$4,528	$4,562
Due after one year through five years	5,084	5,160
Due after five years through ten years	6,134	6,594
Due after ten years	20,030	21,046
Total	35,776	37,362

Mortgage-backed securities – residential	48,450	49,334
Collateralized mortgage obligations	20,240	20,113
Trust preferred security	202	64
Total	$104,668	$106,873

The following table summarizes the securities with unrealized losses at December 31, 2011 and June 30, 2011, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or more		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2011
U.S. government-sponsored entities and agencies	$996	$(4)	$—	$—	$996	$(4)
Obligations of states and political subdivisions	—	—	948	(38)	948	(38)
Mortgage-backed securities - residential	21,585	(185)	—	—	21,585	(185)
Collateralized mortgage obligations	14,145	(189)	—	—	14,145	(189)
Trust preferred security	—	—	64	(138)	64	(138)
Total temporarily impaired	$36,726	$(378)	$1,012	$(176)	$37,738	$(554)

	Less than 12 Months		12 Months or more		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2011
U.S. government-sponsored entities and agencies	$3,088	$(23)	$—	$—	$3,088	$(23)
Obligations of states and political subdivisions	3,656	(81)	1,221	(130)	4,877	(211)
Collateralized mortgage obligations	9,665	(62)	—	—	9,665	(62)
Trust preferred security	—	—	67	(135)	67	(135)
Total temporarily impaired	$16,409	$(166)	$1,288	$(265)	$17,697	$(431)

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

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Due to an increase in principal and/or interest deferrals by the issuers of the underlying securities, the cash interest payments for the trust preferred security are being deferred. On December 31, 2011, the lowest credit rating on this security was Fitch’s rating of C, which is defined as highly speculative. The issuers in this security are primarily banks, bank holding companies and a limited number of insurance companies. The investment security is evaluated using a model to compare the present value of expected cash flows to prior periods expected cash flows to determine if there has been an adverse change in cash flows during the period. The discount rate used to calculate the cash flows is the coupon rate of the security, based on the forward LIBOR curve. The OTTI model considers the structure and term of the CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. We assume no recoveries on defaults and all interest payment deferrals are treated as defaults with an assumed recovery rate of 15% on deferrals. In addition we use the model to “stress” the CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of the Corporation’s note class. According to the December 31, 2011 analysis, the expected cash flows were above the recorded amortized cost of the trust preferred security. The accumulated other-than-temporary impairment loss that has been recognized in earnings was $780 at December 31, 2011 and June 30, 2011. If there is further deterioration in the underlying collateral of this security, other-than-temporary impairments may also occur in future periods.

Note 3 – Loans

Major classifications of loans were as follows:

	December 31, 2011	June 30, 2011
Commercial	$18,250	$19,297
Commercial real estate:
Construction	1,494	1,057
Other	101,558	97,403
1 – 4 Family residential real estate:
Owner occupied	33,812	34,488
Non-owner occupied	18,307	19,098
Construction	321	597
Consumer	7,111	5,874
Subtotal	180,853	177,814
Less: Net deferred loan fees	(235)	(263)
Allowance for loan losses	(2,126)	(2,101)
Net Loans	$178,492	$175,450

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ending December 31, 2011:

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total

Allowance for loan losses:
Beginning balance	$97	$1,054	$845	$91	$2,087
Provision for loan losses	21	(89)	50	85	67
Loans charged-off	—	—	—	(50)	(50)
Recoveries	—	—	5	17	22
Total ending allowance balance	$118	$965	$900	$143	$2,126

The following table presents the activity in the allowance for loan losses by portfolio segment for the six months ending December 31, 2011:

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total

Allowance for loan losses:
Beginning balance	$179	$882	$947	$93	$2,101
Provision for loan losses	(61)	83	17	120	159
Loans charged-off	—	—	(69)	(100)	(169)
Recoveries	—	—	5	30	35
Total ending allowance balance	$118	$965	$900	$143	$2,126

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

A summary of activity in the allowance for loan losses for the three and six months ended December 31, 2010, was as follows:

	Three Months Ended December 31, 2010	Six Months Ended December 31, 2010
Beginning of period	$2,357	$2,276
Provision	142	244
Charge-offs	(244)	(285)
Recoveries	11	31
Balance at December 31,	$2,266	$2,266

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2011. Included in the recorded investment in loans is $(235) of net deferred loan fees and $485 of accrued interest receivable.

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$45	$117	$280	$—	$442
Collectively evaluated for impairment	73	848	620	143	1,684
Total ending allowance balance	$118	$965	$900	$143	$2,126

Recorded investment in loans:
Loans individually evaluated for impairment	$159	$1,381	$1,347	$—	$2,887
Loans collectively evaluated for impairment	18,131	101,711	51,230	7,144	178,216
Total ending loans balance	$18,290	$103,092	$52,577	$7,144	$181,103

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

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents information related to loans individually evaluated for impairment by class of loans as of and for the six months ended December 31, 2011:

	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial	$100	$100	$—	$44	$—	$—
Commercial real estate:
Other	625	624	—	633	3	3
1-4 Family residential real estate:
Owner occupied	92	92	—	96	2	2
Non-owner occupied	64	64	—	54	2	2
With an allowance recorded:
Commercial	59	59	45	61	—	—
Commercial real estate:
Other	756	757	117	760	11	11
1-4 Family residential real estate:
Owner occupied	219	217	13	218	6	6
Non-owner occupied	974	974	267	917	—	—
Total	$2,889	$2,887	$442	$2,783	$24	$24

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents information related to average recorded investment and interest income associated with loans individually evaluated for impairment by class of loans for the three months ended December 31, 2011:

	Average	Interest	Cash Basis
	Recorded	Income	Interest
	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial	$43	$—	$—
Commercial real estate:
Other	630	—	—
1-4 Family residential real estate:
Owner occupied	95	—	—
Non-owner occupied	65	2	2
With an allowance recorded:
Commercial	60	—	—
Commercial real estate:
Other	758	6	6
1-4 Family residential real estate:
Owner occupied	218	4	4
Non-owner occupied	949	—	—
Total	$2,818	$12	$12

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents information related to loans individually evaluated for impairment by class of loans as of June 30, 2011 and for the six months ended December 31, 2010:

	As of June 30, 2011 Six			Months ended December 31, 2010
	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial	$18	$18	$—	$22	$—	$—
Commercial real estate:
Other	413	412	—	500	—	—
With an allowance recorded:
Commercial	64	64	13	54	—	—
Commercial real estate:
Other	997	993	126	1,307	24	18
1-4 Family residential real estate:
Owner occupied	320	319	3	282	3	—
Non-owner occupied	724	723	290	751	—	—
Total	$2,536	$2,529	$432	$2,916	$27	$18

The following table presents information related to average recorded investment and interest income associated with loans individually evaluated for impairment by class of loans for the three months ended December 31, 2010:

	Average	Interest	Cash Basis
	Recorded	Income	Interest
	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial	$21	$—	$—
Commercial real estate:
Other	507	—	—
With an allowance recorded:
Commercial	78	—	—
Commercial real estate:
Other	1,351	3	—
1-4 Family residential real estate:
Owner occupied	343	1	—
Non-owner occupied	727	—	—
Total	$3,027	$4	$—

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the recorded investment in non-accrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2011 and June 30, 2011:

	December 31, 2011		June 30, 2011
		Loans Past Due		Loans Past Due
		Over 90 Days		Over 90 Days
		Still		Still
	Non-accrual	Accruing	Non-accrual	Accruing
Commercial	$59	$—	$64	$—
Commercial real estate:
Other	935	—	754	—
1 – 4 Family residential:
Owner occupied	352	—	219	—
Non-owner occupied	684	—	723	—
Consumer	—	—	—	—
Total	$2,030	$—	$1,760	$—

Non-accrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the aging of the recorded investment in past due loans as of December 31, 2011 by class of loans:

	Days Past Due
			90 Days or
	30 - 59	60 - 89	Greater &	Total	Loans Not
	Days	Days	Non-accrual	Past Due	Past Due	Total
Commercial	$31	$15	$37	$83	$18,207	$18,290
Commercial real estate:
Construction	—	—	—	—	1,494	1,494
Other	471	—	648	1,119	100,479	101,598
1-4 Family residential:
Owner occupied	299	—	211	510	33,435	33,945
Non-owner occupied	25	—	—	25	18,286	18,311
Construction	—	—	—	—	321	321
Consumer	14	6	—	20	7,124	7,144
Total	$840	$21	$896	$1,757	$179,346	$181,103

The above table of past due loans includes the recorded investment in non-accrual loans of $1,134 in the loans not past due category.

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

Troubled Debt Restructurings:

As of December 31, 2011, the recorded investment of loans classified as troubled debt restructurings was $1,844 with $276 of specific reserves allocated to these loans. As of June 30, 2011, the recorded investment of loans classified as troubled debt restructurings was $1,341 with $229 of specific reserves allocated to these loans. As of December 31, 2011 and June 30, 2011, the Corporation had not committed to lend any additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

During the period ending December 31, 2011, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; a permanent reduction of the recorded investment in the loan; or a temporary reduction in the payment amount to interest only.

Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from 12 months to 6.5 years. Modifications involving an extension of the maturity date were for a period of 6.5 years.

The following table presents loans by class modified as troubled debt restructurings that occurred during the six month period ending December 31, 2011:

		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Loans	Investment	Investment
Troubled debt restructuring:
Commercial	1	$85	$85
1 – 4 Family residential:
Non-owner occupied	7	534	458
Total	8	$619	$543

The troubled debt restructurings described above increased the allowance for loan losses by $20 and resulted in charge offs of $63 during the period ending December 31, 2011.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Loans listed as not rated are either less than $100 thousand or are included in groups of homogeneous loans. Based on the most recent analysis performed, the recorded investment by risk category of loans by class of loans was as follows:

	As of December 31, 2011
		Special			Not
	Pass	Mention	Substandard	Doubtful	Rated
Commercial	$17,676	$191	$52	$159	$212
Commercial real estate:
Construction	1,320	174	—	—	—
Other	90,528	7,491	1,696	1,381	502
1-4 Family residential real estate:
Owner occupied	4,815	110	100	309	28,611
Non-owner occupied	13,554	2,598	941	1,038	180
Construction	71	—	—	—	250
Consumer	—	—	—	—	7,144
Total	$127,964	$10,564	$2,789	$2,887	$36,899

	As of June 30, 2011
		Special			Not
	Pass	Mention	Substandard	Doubtful	Rated
Commercial	$17,469	$743	$884	$82	$158
Commercial real estate:
Construction	868	76	109	—	—
Other	87,857	5,624	2,055	1,405	504
1-4 Family residential real estate:
Owner occupied	5,526	305	372	319	28,106
Non-owner occupied	14,549	1,976	1,657	723	191
Construction	28	—	—	—	569
Consumer	—	—	—	—	5,868
Total	$126,297	$8,724	$5,077	$2,529	$35,396

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at December 31, 2011 Using
	Balance at December 31, 2011	Level 1	Level 2	Level 3
Assets:
U.S. government-sponsored entities and agencies	$9,213	$—	$9,213	$—
Obligations of states and political subdivisions	28,149	—	28,149	—
Mortgage-backed securities – residential	49,334	—	49,334	—
Collateralized mortgage obligations	20,113	—	20,113	—
Trust preferred security	64	—	—	64

		Fair Value Measurements at June 30, 2011 Using
	Balance at June 30, 2011	Level 1	Level 2	Level 3
Assets:
U.S. government-sponsored entities and agencies	$16,260	$—	$16,260	$—
Obligations of states and political subdivisions	25,098	—	25,098	—
Mortgage-backed securities - residential	30,596	—	30,596	—
Collateralized mortgage obligations	19,868	—	19,868	—
Trust preferred security	67	—	—	67

The following table presents a reconciliation of the trust preferred security measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended December 31, 2011 and 2010:

	2011	2010
Beginning balance	$67	$422
Realized losses included in non-interest income	—	(50)
Change in fair value included in other comprehensive income	(3)	19
Ending balance, December 31	$64	$391

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at December 31, 2011 Using
	Balance at December 31, 2011	Level 1	Level 2	Level 3
Impaired loans:
Commercial	$14	$—	$—	$14
Commercial real estate:
Other	640	—	—	640
1-4 Family
Owner occupied	204	—	—	204
Non-owner occupied	437	—	—	437

		Fair Value Measurements at June 30, 2011 Using
	Balance at June 30, 2011	Level 1	Level 2	Level 3
Impaired loans:
Commercial	$51	$—	$—	$51
Commercial real estate:
Other	871	—	—	871
1-4 Family
Owner occupied	317	—	—	317
Non-owner occupied	434	—	—	434

Impaired loans, which are generally measured for impairment using the fair value of the collateral for collateral dependant loans, had a principal balance of $1,717, with a valuation allowance of $422 at December 31, 2011. As of June 30, 2011, impaired loans with a principal balance of $2,105 had a valuation allowance of $432. The resulting impact to the provision for loan losses was $73 and $185 being recorded for the six month periods ended December 31, 2011 and 2010, respectively.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Fair Value of Financial Instruments

The following table shows the estimated fair value at December 31, 2011 and June 30, 2011, and the related carrying value of financial instruments:

	December 31, 2011		June 30, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$10,246	$10,246	$13,828	$13,828
Certificates of deposits in other financial institutions	2,450	2,450	4,900	4,900
Securities available-for-sale	106,873	106,873	91,889	91,889
Loans, net	178,492	179,738	175,450	174,182
Accrued interest receivable	1,022	1,022	980	980
Financial Liabilities:
Demand and savings deposits	(180,925)	(180,925)	(159,302)	(159,302)
Time deposits	(82,312)	(83,216)	(88,944)	(89,725)
Short-term borrowings	(12,742)	(12,742)	(17,012)	(17,012)
Federal Home Loan Bank advances	(6,497)	(7,240)	(7,535)	(7,884)
Accrued interest payable	(72)	(72)	(82)	(82)

For purposes of the above disclosures of estimated fair value, the following assumptions were used. Estimated fair value for cash and cash equivalents, certificates of deposits in other financial institutions, accrued interest receivable and payable, demand and savings deposits and short-term borrowings were considered to approximate carrying value for instruments that reprice frequently and fully. Fair value for loans was estimated for portfolios of loans with similar financial characteristics. For adjustable rate loans that reprice at least annually and for fixed rate commercial loans with maturities of six months or less which possess normal risk characteristics, carrying value was determined to be fair value. Fair value of other types of loans (including adjustable rate loans which reprice less frequently than annually and fixed rate term loans or loans which possess higher risk characteristics) was estimated by discounting future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for similar anticipated maturities. Fair value for impaired loans was based on recent appraisals of the collateral or, if appropriate, using estimated discounted cash flows. The Corporation has not considered market illiquidity in estimating the fair value of loans due to uncertain and inconsistent market pricing being experienced on December 31, 2011.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Fair value of core deposits, including demand deposits, savings accounts and certain money market deposits, was the amount payable on demand. Fair value of fixed-maturity certificates of deposit was estimated using the rates offered at December 31, 2011 and June 30, 2011, for deposits of similar remaining maturities. Estimated fair value does not include the benefit that result from low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market. Fair value of short-term borrowings and accrued interest was determined to be the carrying amounts since these financial instruments generally represent obligations that are due on demand. Fair value of Federal Home Loan Bank advances was estimated using current rates at December 31, 2011 and June 30, 2011 for similar financing.

Federal bank and other restricted stocks include stock acquired for regulatory purposes, such as Federal Home Loan Bank stock and Federal Reserve Bank stock that are accounted for at cost due to restrictions placed on their transferability; and therefore, are not subject to the fair value disclosure requirements. The fair value of unrecorded commitments at December 31, 2011 and June 30, 2011 was not material.

Note 5 – Earnings Per Share

Basic earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period and is equal to net income divided by the weighted average number of shares outstanding during the period.  Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares that may be issued upon the vesting of restricted stock awards.  The following table details the calculation of basic and diluted earnings per share:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2011	2010	2011	2010
Basic:
Net income available to common shareholders	$791	$574	$1,478	$1,207
Weighted average common shares outstanding	2,050,176	2,041,517	2,050,075	2,040,043
Basic income per share	$0.39	$0.28	$0.72	$0.59

Diluted:
Net income available to common shareholders	$791	$574	$1,478	$1,207
Weighted average common shares outstanding	2,050,176	2,041,517	2,050,075	2,040,043
Dilutive effect of restricted stock	368	—	308	—
Total common shares and dilutive potential common shares	2,050,544	2,041,517	2,050,383	2,040,043
Dilutive income per share	$0.39	$0.28	$0.72	$0.59

CONSUMERS BANCORP, INC.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share data)

General

The following is management’s analysis of the Corporation’s results of operations for the three and six month periods ended December 31, 2011, compared to the same periods in 2010, and the consolidated balance sheet at December 31, 2011 compared to June 30, 2011. This discussion is designed to provide a more comprehensive review of the operating results and financial condition than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

Overview

Consumers Bancorp, Inc., a bank holding company incorporated under the laws of the State of Ohio (the Corporation), owns all of the issued and outstanding common shares of Consumers National Bank, a bank chartered under the laws of the United States of America (the Bank). The Corporation’s activities have been limited primarily to holding the common shares of the Bank. The Bank’s business involves attracting deposits from businesses and individual customers and using such deposits to originate commercial, mortgage and consumer loans in its market area, consisting primarily of Stark, Columbiana, Carroll and contiguous counties in Ohio. The Bank also invests in securities consisting primarily of U.S. government sponsored entities, municipal obligations, mortgage-backed and collateralized mortgage obligations issued by Fannie Mae, Freddie Mac and Ginnie Mae.

Results of Operations

Three and Six Months Ended December 31, 2011 and December 31, 2010

Net Income

Net income increased to $791, to $0.39 per common share, in the second quarter of fiscal year 2012 compared with $574, or $0.28 per common share, in the prior year period. For the year-to-date period, net income increased to $1,478, or $0.72 per common share, compared with $1,207, or $0.59 per common share, from the same year ago period.

Return on average equity (ROE) and return on average assets (ROA) were 11.99% and 1.00%, respectively, for the second quarter of fiscal year 2012 compared to 9.33% and 0.82%, respectively, for the second quarter of fiscal year 2011.

ROE and ROA were 11.27% and 0.95%, respectively, for the 2012 fiscal year-to-date period compared to 9.85% and 0.88%, respectively, for the same periods last year.

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

The Corporation’s net interest margin for the three months ended December 31, 2011 was 4.05%, compared to 4.20% for the same year ago period. Net interest income for the three months ended December 31, 2011 increased by $243, or 9.1%, to $2,919 from $2,676 for the same year ago period. The increase in net interest income was primarily the result of a decline in the Corporation’s cost of funds and an increase in average interest-earning assets.

Interest income for the three months ended December 31, 2011 increased by $115, or 3.6%, from the same year ago period. An increase of $35,845, or 13.6%, in average interest-earning assets more than offset the impact the low interest rate environment has had on the yield of average interest-earning assets. Interest expense for the three months ended December 31, 2011 decreased by $128, or 25.1%, from the same year ago period. The Corporation’s cost of funds decreased to 0.69% for the three month period ended December 31, 2011 from 1.02% for the same year ago period mainly due to lower market rates affecting the rates paid on interest-bearing deposit accounts and short-term borrowings. The cost of FHLB advances increased to 4.09% for the three months ended December 31, 2011 as a result of a $17 prepayment penalty recognized following the prepayment of $1,000 of outstanding FHLB advances that had a weighted average rate of 3.44%.

The Corporation’s net interest margin for the six months ended December 31, 2011 was 4.08%, compared to 4.27% for the same period a year ago. Net interest income for the six months ended December 31, 2011 increased by $425, or 7.9%, to $5,794 from $5,369 for the same year ago period. The increase in net interest income was primarily the result of a decline in the Corporation’s cost of funds and an increase of $35,275, or 13.5%, in average interest-earning assets. The Corporation’s cost of funds decreased to 0.72% for the six month period ended December 31, 2011 from 1.07% for the same year ago period mainly due to lower market rates affecting the rates paid on all interest-bearing deposit accounts and short-term borrowings. The decline in the cost of funds and increase in average interest-earning assets more than offset the impact of the decline in the yield on average interest-earning assets to 4.61% for the six month period ended December 31, 2011 from 5.08% from the same year ago period.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Average Balance Sheets and Analysis of Net Interest Income for the Three Months Ended December 31,
(In thousands, except percentages)

	2011			2010
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Taxable securities	$76,669	$475	2.49%	$51,160	$373	2.96%
Nontaxable securities (1)	26,253	368	5.76	22,285	324	5.80
Loans receivable (1)	179,675	2,567	5.68	175,111	2,585	5.86
Interest bearing deposits and federal funds sold	17,490	14	0.32	15,686	13	0.33
Total interest-earning assets	300,087	3,424	4.56%	264,242	3,295	4.97%

Noninterest-earning assets	13,244			12,283

Total Assets	$313,331			$276,525

Interest-bearing liabilities:
NOW	$21,318	$7	0.13%	$14,010	$4	0.11%
Savings	89,191	27	0.12	67,163	33	0.19
Time deposits	85,881	271	1.26	93,277	395	1.68
Short-term borrowings	15,694	7	0.18	15,129	11	0.29
FHLB advances	6,710	69	4.09	8,237	66	3.18
Total interest-bearing liabilities	218,794	381	0.69%	197,816	509	1.02%

Noninterest-bearing liabilities:
Noninterest-bearing checking accounts	66,170			52,287
Other liabilities	2,134			1,999
Total liabilities	287,098			252,102
Shareholders’ equity	26,233			24,423

Total liabilities and shareholders’ equity	$313,331			$276,525

Net interest income, interest rate spread (1)		$3,043	3.87%		$2,786	3.95%

Net interest margin (net interest as a percent of average interest-earning assets) (1)			4.05%			4.20%

Federal tax exemption on non-taxable securities and loans included in interest income		$124			$110

Average interest-earning assets to interest-bearing liabilities	137.16%			133.58%

(1)	calculated on a fully taxable equivalent basis

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Average Balance Sheets and Analysis of Net Interest Income for the Six Months Ended December 31, (In thousands, except percentages)

	2011			2010
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Taxable securities	$73,033	$955	2.64%	$49,793	$798	3.26%
Nontaxable securities (1)	25,925	730	5.77	21,790	631	5.82
Loans receivable (1)	179,016	5,108	5.68	174,951	5,186	5.88
Interest bearing deposits and federal funds sold	18,009	30	0.33	14,174	23	0.32
Total interest-earning assets	295,983	6,823	4.61%	260,708	6,638	5.08%

Noninterest-earning assets	13,355			12,151

Total Assets	$309,338			$272,859

Interest-bearing liabilities:
NOW	$18,519	$13	0.14%	$13,900	$10	0.14%
Savings	85,958	63	0.15	67,241	75	0.22
Time deposits	87,196	559	1.28	92,571	812	1.74
Short-term borrowings	16,252	18	0.22	14,151	24	0.34
FHLB advances	7,117	129	3.61	8,256	135	3.24
Total interest-bearing liabilities	215,042	782	0.72%	196,119	1,056	1.07%

Noninterest-bearing liabilities:
Noninterest-bearing checking accounts	66,193			50,383
Other liabilities	2,029			2,040
Total liabilities	283,264			248,542
Shareholders’ equity	26,074			24,317

Total liabilities and shareholders’ equity	$309,338			$272,859

Net interest income, interest rate spread (1)		$6,041	3.89%		$5,582	4.01%

Net interest margin (net interest as a percent of average interest-earning assets) (1)			4.08%			4.27%

Federal tax exemption on non-taxable securities and loans included in interest income		$247			$213

Average interest-earning assets to interest-bearing liabilities	137.64%			132.93%

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Provision for Loan Losses

The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management's assessment of the estimated probable credit losses in the Bank’s loan portfolio that have been incurred at each balance sheet date. For the three month period ended December 31, 2011, the provision for loan losses was $67, a decrease of $75 from the same prior year period. For the six month period ended December 31, 2011, the provision for loan losses was $159, a decrease of $85 from the same prior year period.

Net charge-offs for the six month period ending December 31, 2011 were $134, or 0.15% of total loans on an annualized basis, compared with $254, or 0.29% of total loans, for the same period last year. For the six month period ended December 31, 2011, charge-offs of $63 were related to a non-owner occupied 1-4 family residential loan that was modified as a troubled debt restructuring.

The allowance for loan losses as a percentage of loans was 1.18% at June 30, 2011 and December 31, 2011. Within the allowance for loan losses, the provision for the commercial real estate portfolio was a negative $89 for the current quarter primarily as a result of a $522 reduction from September 30, 2011 in commercial real estate loans classified as substandard. For the year-to-date period, the provision for the commercial real estate portfolio was $83 primarily as a result of an increase in loans classified as special mention from June 30, 2011. The provision for the commercial loan portfolio was a negative $61 for the current year-to-date period primarily as a result of the upgrade of commercial loans from substandard to special mention.

Non-performing loans were $2,030 as of December 31, 2011 and represented 1.12% of total loans. This compared with $1,760, or 0.99%, at June 30, 2011 and $2,168, or 1.22%, as of December 31, 2010. The allowance for loan losses to total non-performing loans at December 31, 2011 was 104.73% compared with 119.38% at June 30, 2011 and 104.52% at December 31, 2010.

The provision for loan losses as of December 31, 2011 was considered sufficient by management for maintaining an appropriate allowance for loan losses.

Non-Interest Income

Non-interest income totaled $697 for the second quarter of fiscal year 2012, compared to $582 for the same period last year. Non-interest income for the second quarter of fiscal year 2012 included a net gain from the sale of securities of $106 and a $53 loss from the sale of other real estate that was acquired through loan foreclosure.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Service charges on deposits increased by $40, or 12.2%, during the second quarter of fiscal year 2012 mainly due to an increase in overdraft fee income from the same period last year. Debit card interchange income increased by $22, or 14.0%, from the same period last year mainly due to an increase in debit card usage by our customers.

Non-interest income totaled $1,369 for the first six months of fiscal year 2012, compared to $1,188 for the same period last year. Non-interest income for the current year-to-date period included a net gain from the sale of securities of $155 and a $53 loss from the sale of other real estate that was acquired through loan foreclosure.

Service charges on deposits increased by $61, or 9.2%, during the first six months of fiscal year 2012 mainly due to an increase in overdraft fee income from the same period last year. Debit card interchange income increased by $51, or 16.6%, during the current year-to-date period mainly due to an increase in debit card usage by our customers.

Non-Interest Expenses

Total non-interest expenses increased to $2,500, or 5.1%, during the second quarter of fiscal year 2012, compared with $2,378 during the same year ago period.

Salaries and employee benefits increased by $126, or 10.6%, during the second quarter of fiscal year 2012 mainly due to staff hired for the branch location in Hartville, Ohio that opened during the fourth fiscal quarter of 2011 and normal merit increases that went into effect on July 1, 2011.

Occupancy and equipment increased by $11, or 4.5%, during the second quarter of fiscal year 2012 mainly due to expenses associated with the new branch location in Hartville, Ohio that were partially offset by lower depreciation expense on equipment.

Professional fees increased by $15, or 18.3%, mainly due to legal fees associated with the pursuit of a loan loss recovery from a loan that was charged-off in fiscal year 2011.

Federal Deposit Insurance Corporation (FDIC) assessments decreased by $29, or 37.2%, compared to the same period last year mainly due to an industry wide change in the way FDIC insurance assessments are calculated. On April 1, 2011, the deposit insurance assessment base changed from total domestic deposits to average total assets minus average tangible equity, pursuant to a rule issued by the FDIC as required by the Dodd-Frank Act.

Debit card processing expenses increased by $9, or 10.7%, during the second quarter of fiscal year 2012 mainly as a result of increased debit card usage by our customers.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Other expenses decreased by $15, or 4.3%, during the second quarter of fiscal year 2012 mainly due to lower loan appraisal and collection expenses as compared with the previous year.

Total non-interest expenses increased to $5,062, or 6.7%, during the first six months of fiscal year 2012, compared with $4,742 during the same year ago period.

Salaries and employee benefits increased by $275, or 11.6%, during the current year-to-date period mainly due to staff hired for the branch location in Hartville, Ohio that opened during the fourth fiscal quarter of 2011, staff that was added in the lending function during the first fiscal quarter of 2011 and normal merit increases that went into effect on July 1, 2011.

Occupancy and equipment increased by $5, or 1.0%, during the current year-to-date period mainly due to expenses associated with the new branch location in Hartville, Ohio that were partially offset by lower depreciation expense on equipment.

Federal Deposit Insurance Corporation (FDIC) assessments decreased by $57, or 36.5%, compared to the same period last year mainly due to an industry wide change in the way FDIC insurance assessments are calculated. On April 1, 2011, the deposit insurance assessment base changed from total domestic deposits to average total assets minus average tangible equity, pursuant to a rule issued by the FDIC as required by the Dodd-Frank Act.

Marketing and advertising expenses increased by $39, to $129 compared to the same period last year mainly due to an increase in marketing efforts as a result of the opening of the Hartville, Ohio branch location.

Debit card processing expenses increased by $19, or 11.3%, during the first six months of fiscal year 2012 mainly as a result of increased debit card usage by our customers.

Other expenses increased by $12, or 1.8%, during the first six months of fiscal year 2012 mainly due to additional costs associated with the conversion to a new internet banking provider. This increase was partially offset by a reduction in security expenses because of one-time expenses that occurred in the previous fiscal year.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Income Taxes

Income tax expense for the three month period ended December 31, 2011 increased by $94, to $258 from $164, compared to a year ago. The effective tax rate was 24.6% for the current quarter as compared to 22.2% for the same period last year.

Income tax expense for the six month period ended December 31, 2011 increased by $100, to $464 from $364, compared to a year ago. The effective tax rate was 23.9% for the current period as compared to 23.2% for the same period last year.

The effective tax rate differed from the federal statutory rate principally as a result of tax-exempt income from obligations of states and political subdivisions, loans and earnings on bank owned life insurance.

Financial Condition

Total assets at December 31, 2011 were $311,312 compared to $300,140 at June 30, 2011, an increase of $11,172, or an annualized 7.4%.

Available-for-sale securities increased by $14,984 from $91,889 at June 30, 2011 to $106,873 at December 31, 2011 due to the deployment of excess liquidity attributed to an increase in deposit balances. Within the securities portfolio, the Corporation owns a trust preferred security, which represents CDOs issued by other financial and insurance companies. As of December, 2011, the trust preferred security had an adjusted amortized cost of $202 and a fair value of $64. The security is part of a pool of issuers that support a more senior tranche of securities. Due to the illiquidity in the market, it is unlikely the Corporation would be able to recover its investment in this security if the Corporation sold the security at this time. Due to an increase in principal and/or interest deferrals by the issuers of the underlying securities, the cash interest payments for the trust preferred security are being deferred. On December 31, 2011, the lowest credit rating on this security was Fitch’s rating of C, which is defined as highly speculative. The issuers in this security are primarily banks, bank holding companies and a limited number of insurance companies. The investment security is evaluated using a model to compare the present value of expected cash flows to prior periods expected cash flows to determine if there has been an adverse change in cash flows during the period. The discount rate used to calculate the cash flows is the coupon rate of the security, based on the forward LIBOR curve. We calculate other-than-temporary impairments using a model that considers the structure and term of the CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. We assume no recoveries on defaults and all interest payment deferrals are treated as defaults with an assumed recovery rate of 15% on deferrals. In addition we use the model to “stress” the CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of the Corporation’s note class. According to the December 31, 2011 analysis, the expected cash flows were above the recorded amortized cost of the trust preferred security. The accumulated other-than-temporary impairment loss recognized in earnings was $780 at December 31, 2011 and June 30, 2011. If there is further deterioration in the underlying collateral of this security, other-than-temporary impairments may also occur in future periods.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Loan receivables increased by $3,067, or 1.7%, to $180,618 at December 31, 2011 compared to $177,551 at June 30, 2011.

Non-Performing Assets

The following table presents the aggregate amounts of non-performing assets and respective ratios as of the dates indicated.

	December 31, 2011	June 30, 2011	December 31, 2010
Non-accrual loans	$2,030	$1,760	$2,157
Loans past due over 90 days and still accruing	—	—	11
Total non-performing loans	2,030	1,760	2,168
Other real estate owned	—	76	—
Total non-performing assets	$2,030	$1,836	$2,168

Non-performing loans to total loans	1.12%	0.99%	1.22%
Allowance for loan losses to total non-performing loans	104.73%	119.38%	104.52%

As of December 31, 2011, impaired loans totaled $2,889, of which $1,992 are included in non-accrual loans. Commercial and commercial real estate loans are classified as impaired if management determines that full collection of principal and interest, in accordance with the terms of the loan documents, is not probable. Impaired loans and non-performing loans have been considered in management’s analysis of the appropriateness of the allowance for loan losses. Management and the Board of Directors are closely monitoring these loans and believe that the prospects for recovery of principal and interest, less identified specific reserves, are favorable.

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

Net cash inflow from operating activities for the six month period ended December 31, 2011 was $2,743, net cash outflows from investing activities was $15,556 and net cash inflows from financing activities was $9,231. A major source of cash was $17,603 from sales, maturities, calls or principal pay downs on available-for-sale securities and a $14,991 increase in deposits. A major use of cash included the $32,343 purchase of securities. Total cash and cash equivalents was $10,246 as of December 31, 2011 compared to $13,828 at June 30, 2011 and $11,882 at December 31, 2010.

The Bank offers several types of deposit products to its customers. The rates offered by the Bank and the fees charged for them are competitive with others currently available in the market area. Total deposits increased by $14,991, or 12.0% on an annualized basis, during the first six months of fiscal year 2012. Also, during the same period, the overall cost for funds decreased by 35 basis points from the same year ago period.

To provide an additional source of liquidity, the Corporation has entered into an agreement with the Federal Home Loan Bank (FHLB) of Cincinnati. At December 31, 2011, FHLB advances totaled $6,497 as compared with $7,535 at June 30, 2011. As of December 31, 2011, the Bank had the ability to borrow an additional $19,360 from the FHLB based on a blanket pledge of qualifying first mortgage loans. In October 2011, the Corporation prepaid $1,000 of outstanding FHLB advances with maturities of less than one year and a weighted average rate of 3.44%. The prepayment resulted in a prepayment penalty of $17 that was recognized in interest expense in the second quarter of fiscal year 2012. The Corporation considers the FHLB to be a reliable source of liquidity funding, secondary to its deposit base.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Short-term borrowings consisted of repurchase agreements which is a financing arrangement that matures daily. The Bank pledges securities as collateral for the repurchase agreements. Short-term borrowings decreased to $12,742 at December 31, 2011 from $17,012 at June 30, 2011.

Jumbo time deposits (those with balances of $100 thousand and over) decreased from $34,707 at June 30, 2011 to $29,705 at December 31, 2011. These deposits are monitored closely by the Corporation and are mainly priced on an individual basis. When these deposits are from a municipality, certain bank-owned securities are pledged to guarantee the safety of these public fund deposits as required by Ohio law. The Corporation has the option to use a fee-paid broker to obtain deposits from outside its normal service area as an additional source of funding. The Corporation however, does not rely upon these deposits as a primary source of funding. Although management monitors interest rates on an ongoing basis, a quarterly rate sensitivity report is used to determine the effect of interest rate changes on the financial statements. In the opinion of management, enough assets or liabilities could be repriced over the near term (up to three years) to compensate for such changes. The spread on interest rates, or the difference between the average earning assets and the average interest-bearing liabilities, is monitored quarterly.

Capital Resources

Total shareholders’ equity increased by $1,493 from June 30, 2011 to $26,817 as of December 31, 2011. The increase was mainly due to net income for the current six month period and an increase in the fair value of available-for-sale securities offset by cash dividends paid during the period.

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

The Bank’s leverage and risk-based capital ratios as of December 31, 2011 were 7.4% and 14.3%, respectively. This compares to leverage and risk-based capital ratios of 7.5% and 14.0%, respectively, as of June 30, 2011. The Bank exceeded minimum regulatory capital requirements to be considered well-capitalized for both periods. Management is not aware of any matters occurring subsequent to December 31, 2011 that would cause the Bank’s capital category to change.

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

•     the economic impact from the oil and gas activity in the region could be less than expected or the timeline for development could be longer than anticipated;

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

None

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 – Defaults Upon Senior Securities

None

Item 5 – Other Information

None

Item 6 – Exhibits

Exhibit
Number	Description
Exhibit 10.3	Lease Agreement entered into between Furey Holdings, LLC and Consumers National Bank on December 23, 2005. Reference is made to Form 10-Q of the Corporation filed February 14, 2006, which is incorporated herein by reference.

Exhibit 10.6	2011 Amendment and Restatement of Salary Continuation agreement entered into with Mr. Lober on February 11, 2011. Reference is made to Form 10-Q of the Corporation filed February 11, 2011, which is incorporated herein by reference.

Exhibit 10.7	Form Noncompetition agreement entered into with Ms. Wood on February 11, 2011. Reference is made to Form 10-Q of the Corporation filed February 11, 2011, which is incorporated herein by reference.

Exhibit 11	Statement regarding Computation of Per Share Earnings (included in Note 1 to the Consolidated Financial Statements).

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Exhibit 101	The following material from Consumers Bancorp, Inc.’s Form 10-Q Report for the quarterly period ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language) includes: (1) Unaudited Consolidated Balance Sheets, (2) Unaudited Consolidated Statements of Income, (3) Unaudited Consolidated Statements of Comprehensive Income, (4) Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Equity, (5) Unaudited Condensed Consolidated Statements of Cash Flows, and (6) the Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMERS BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSUMERS BANCORP, INC.
(Registrant)

Date: February 13, 2012	/s/ Ralph J. Lober
Ralph J. Lober, II
President & Chief Executive Officer

Date: February 13, 2012	/s/ Renee K. Wood
Renee K. Wood
Chief Financial Officer & Treasurer

