Form 10-Q
period 2012-03-31
CONSUMERS BANCORP INC /OH/
filed 2012-05-14
CIK 1006830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) or the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value	Outstanding at May 7, 2012
2,053,097 Common Shares

CONSUMERS BANCORP, INC. FORM 10-Q QUARTER ENDED March 31, 2012

Table of Contents

Page Number (s)
Part I – Financial Information
Item 1 – Financial Statements (Unaudited)
Consolidated Balance Sheets at March 31, 2012 and June 30, 2011	1

Consolidated Statements of Income for the three and nine months ended March 31, 2012 and 2011	2

Consolidated Statements of Comprehensive Income for the three and nine months ended March 31, 2012 and 2011	3

Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended March 31, 2012 and 2011	4

Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2012 and 2011	5

Notes to the Consolidated Financial Statements	6-28

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	29-41

Item 3 – Not Applicable for Smaller Reporting Companies

Item 4 – Controls and Procedures	42
Part II – Other Information
Item 1 – Legal Proceedings	43

Item 1A – Not Applicable for Smaller Reporting Companies

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3 – Defaults Upon Senior Securities	43

Item 4 – Mine Safety Disclosure	43

Item 5 – Other Information	43

Item 6 – Exhibits	43

Signatures	44

PART 1 – FINANCIAL INFORMATION
Item 1 – Financial Statements (unaudited)

CONSUMERS BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	March 31, 2012	June 30, 2011
ASSETS
Cash on hand and noninterest-bearing deposits in other banks	$6,041	$5,944
Interest-bearing deposits in other banks	14,336	7,884
Total cash and cash equivalents	20,377	13,828
Certificates of deposit in other financial institutions	3,430	4,900
Securities, available-for-sale	109,773	91,889
Federal bank and other restricted stocks, at cost	1,186	1,186
Total loans	184,075	177,551
Less allowance for loan losses	(2,214)	(2,101)
Net loans	181,861	175,450
Cash surrender value of life insurance	5,559	5,411
Premises and equipment, net	5,610	4,776
Intangible assets	—	89
Other real estate owned	—	76
Accrued interest receivable and other assets	1,977	2,535
Total assets	$329,773	$300,140

LIABILITIES
Deposits
Non-interest bearing demand	$63,917	$64,657
Interest bearing demand	34,047	14,829
Savings	97,791	79,816
Time	83,549	88,944
Total deposits	279,304	248,246

Short-term borrowings	14,467	17,012
Federal Home Loan Bank advances	6,477	7,535
Accrued interest and other liabilities	2,049	2,023
Total liabilities	302,297	274,816

SHAREHOLDERS’ EQUITY
Preferred stock (no par value, 350,000 shares authorized, none outstanding)	—	—
Common stock (no par value, 3,500,000 shares authorized; 2,183,493 and 2,180,315 shares issued as of March 31, 2012 and June 30, 2011, respectively)	5,156	5,114
Retained earnings	22,368	20,881
Treasury stock, at cost (130,442 common shares)	(1,659)	(1,659)
Accumulated other comprehensive income	1,611	988
Total shareholders’ equity	27,476	25,324
Total liabilities and shareholders’ equity	$329,773	$300,140

See accompanying notes to consolidated financial statements

CONSUMERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months ended March 31,		Nine Months ended March 31,
(Dollars in thousands, except per share amounts)	2012	2011	2012	2011
Interest income
Loans, including fees	$2,540	$2,517	$7,637	$7,690
Securities, taxable	445	391	1,400	1,189
Securities, tax-exempt	267	227	761	658
Federal funds sold and other interest bearing deposits	12	15	42	38
Total interest income	3,264	3,150	9,840	9,575
Interest expense
Deposits	289	373	924	1,270
Short-term borrowings	5	9	23	33
Federal Home Loan Bank advances	51	60	180	195
Total interest expense	345	442	1,127	1,498
Net interest income	2,919	2,708	8,713	8,077
Provision for loan losses	11	100	170	344
Net interest income after provision for loan losses	2,908	2,608	8,543	7,733

Non-interest income
Service charges on deposit accounts	338	301	1,061	963
Debit card interchange income	187	160	545	467
Bank owned life insurance income	48	47	148	136
Securities gains (losses), net	(37)	—	118	70
Other-than-temporary loss
Total impairment loss	—	(327)	—	(358)
Loss recognized in other comprehensive income	—	177	—	158
Net impairment loss recognized in earnings	—	(150)	—	(200)
Gain (loss) on sale of other real estate owned	—	—	(53)	2
Other	49	44	135	152
Total non-interest income	585	402	1,954	1,590
Non-interest expenses
Salaries and employee benefits	1,421	1,234	4,060	3,598
Occupancy and equipment	268	263	784	774
Data processing expenses	143	137	422	413
Professional and director fees	80	80	271	265
FDIC Assessments	48	77	147	233
Franchise taxes	69	61	198	178
Marketing and advertising	81	71	210	161
Telephone and network communications	60	57	176	167
Debit card processing expenses	97	84	284	252
Amortization of intangible	8	40	89	121
Other	336	315	1,032	999
Total non-interest expenses	2,611	2,419	7,673	7,161
Income before income taxes	882	591	2,824	2,162
Income tax expense	196	109	660	473
Net Income	$686	$482	$2,164	$1,689

Average common shares – basic	2,051,024	2,044,179	2,050,390	2,041,402
Average common shares – diluted	2,051,558	2,044,179	2,050,835	2,041,402

Basic and diluted earnings per share	$0.33	$0.24	$1.06	$0.83

See accompanying notes to consolidated financial statements

CONSUMERS BANCORP, INC.

Consolidated statements of comprehensive income

(Unaudited)

(Dollars in thousands)

	Three Months ended March 31,		Nine Months ended March 31,
	2012	2011	2012	2011

Net Income	$686	$482	$2,164	$1,689

Other comprehensive income (loss), net of tax:
Net change in unrealized gains (losses):
Other-than-temporarily impaired securities:
Unrealized losses on other-than-temporarily impaired securities	—	(327)	—	(358)
Reclassification adjustment for losses included in income	—	150	—	200
Net unrealized gain	—	(177)	—	(158)
Income tax effect	—	60	—	54
	—	(117)	—	(104)

Available-for-sale securities:
Unrealized gains (losses) arising during the period	199	346	1,062	(824)
Reclassification adjustment for (gains) losses included in income	37	—	(118)	(70)
Net unrealized gain (losses)	236	346	944	(894)
Income tax effect	80	118	321	(303)
	156	228	623	(591)

Other comprehensive income (loss)	156	111	623	(695)

Total comprehensive income	$842	$593	$2,787	$994

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months ended March 31,		Nine Months ended March 31,
	2012	2011	2012	2011

Balance at beginning of period	$26,817	$23,778	$25,324	$23,716

Comprehensive income
Net Income	686	482	2,164	1,689
Other comprehensive income (loss)	156	111	623	(695)
Total comprehensive income	842	593	2,787	994

Common stock issued for dividend reinvestment and stock purchase plan (3,178 shares for three and nine months in 2012 and 3,117 shares and 8,786 shares for the three and nine months in 2011, respectively)	42	38	42	106
Common cash dividends	(225)	(205)	(677)	(612)

Balance at the end of the period	$27,476	$24,204	$27,476	$24,204

Common cash dividends per share	$0.11	$0.10	$0.33	$0.30

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)	Nine Months Ended March 31,
	2012	2011
Cash flows from operating activities
Net cash from operating activities	$3,735	$3,037

Cash flow from investing activities
Securities available-for-sale
Purchases	(45,105)	(36,572)
Maturities, calls and principal pay downs	15,801	11,822
Proceeds from sales of available-for-sale securities	11,485	5,123
Net (increase) decrease in certificates of deposits in other financial institutions	1,470	(3,185)
Net increase in loans	(6,581)	(3,134)
Purchase of Bank owned life insurance	—	(431)
Acquisition of premises and equipment	(1,099)	(1,172)
Sale of other real estate owned	23	27
Net cash from investing activities	(24,006)	(27,522)

Cash flow from financing activities
Net increase in deposit accounts	31,058	25,565
Net change in short-term borrowings	(2,545)	1,131
Repayments of Federal Home Loan Bank advances	(1,058)	(719)
Proceeds from dividend reinvestment and stock purchase plan	42	106
Dividends paid	(677)	(612)
Net cash from financing activities	26,820	25,471

Increase in cash or cash equivalents	6,549	986

Cash and cash equivalents, beginning of period	13,828	13,806
Cash and cash equivalents, end of period	$20,377	$14,792

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$1,142	$1,525
Federal income taxes	475	680

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

Newly Issued Accounting Standards: In May, 2011, the Financial Accounting Standards Board (FASB) issued an amendment to achieve common fair value measurement and disclosure requirements between U.S. and International accounting principles. Overall, the guidance is consistent with existing U.S. accounting principles; however, there are some amendments that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this guidance are effective for interim and annual reporting periods beginning after December 15, 2011. The effect of adopting this standard did not have a material effect on the Corporation’s operating results or financial condition, but the additional disclosures are included in Note 4.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

In June 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. The amendment requires that comprehensive income be presented in either a single continuous statement or in two separate consecutive statements. The amendments in this guidance are effective as of the beginning of a fiscal reporting year, and interim periods within that year, that begins after December 15, 2011. Early adoption is permitted. The adoption of this amendment had no impact on the consolidated financial statements as the prior presentation of comprehensive income was in compliance with this amendment.

Note 2 – Securities

Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2012
U.S. government-sponsored entities and agencies	$9,553	$86	$—	$9,639
Obligations of state and political subdivisions	32,821	1,479	(93)	34,207
Mortgage-backed securities – residential	49,580	1,171	(18)	50,733
Collateralized mortgage obligations	15,176	51	(97)	15,130
Trust preferred security	202	—	(138)	64
Total securities	$107,332	$2,787	$(346)	$109,773

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2011
U.S. government-sponsored entities and agencies	$16,185	$98	$(23)	$16,260
Obligations of state and political subdivisions	24,725	584	(211)	25,098
Mortgage-backed securities - residential	29,424	1,172	—	30,596
Collateralized mortgage obligations	19,856	74	(62)	19,868
Trust preferred security	202	—	(135)	67
Total securities	$90,392	$1,928	$(431)	$91,889

Proceeds from the sale of available-for-sale securities were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Proceeds from sales	$4,153	$—	$11,485	$5,123
Gross realized gains	16	—	171	97
Gross realized losses	53	—	53	27

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The amortized cost and fair values of available-for-sale securities at March 31, 2012, by expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, collateralized mortgage obligations and the trust preferred security are shown separately.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$4,517	$4,542
Due after one year through five years	5,530	5,617
Due after five years through ten years	8,674	9,074
Due after ten years	23,653	24,613
Total	42,374	43,846

Mortgage-backed securities – residential	49,580	50,733
Collateralized mortgage obligations	15,176	15,130
Trust preferred security	202	64
Total	$107,332	$109,773

The following table summarizes the securities with unrealized losses at March 31, 2012 and June 30, 2011, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or more		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2012
Obligations of states and political subdivisions	$2,934	$(90)	$357	$(3)	$3,291	$(93)
Mortgage-backed securities - residential	9,400	(18)	—	—	9,400	(18)
Collateralized mortgage obligations	11,462	(97)	—	—	11,462	(97)
Trust preferred security	—	—	64	(138)	64	(138)
Total temporarily impaired	$23,796	$(205)	$421	$(141)	$24,217	$(346)

	Less than 12 Months		12 Months or more		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2011
U.S. government-sponsored entities and agencies	$3,088	$(23)	$—	$—	$3,088	$(23)
Obligations of states and political subdivisions	3,656	(81)	1,221	(130)	4,877	(211)
Collateralized mortgage obligations	9,665	(62)	—	—	9,665	(62)
Trust preferred security	—	—	67	(135)	67	(135)
Total temporarily impaired	$16,409	$(166)	$1,288	$(265)	$17,697	$(431)

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

Unrealized losses on obligations of state and political subdivisions, residential mortgage-backed securities and collateralized mortgage obligations have not been recognized into income because the decline in fair value is not attributed to credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. The fair value is expected to recover as the securities approach maturity.

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

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Due to an increase in principal and/or interest deferrals by the issuers of the underlying securities, the cash interest payments for the trust preferred security are being deferred. On March 31, 2012, the lowest credit rating on this security was Fitch’s rating of C, which is defined as highly speculative. The issuers in this security are primarily banks, bank holding companies and a limited number of insurance companies. The investment security is evaluated using a model to compare the present value of expected cash flows to prior periods expected cash flows to determine if there has been an adverse change in cash flows during the period. The discount rate used to calculate the cash flows is the coupon rate of the security, based on the forward LIBOR curve. The OTTI model considers the structure and term of the CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. We assume no recoveries on defaults and all interest payment deferrals are treated as defaults with an assumed recovery rate of 15% on deferrals. In addition we use the model to “stress” the CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of the Corporation’s note class. According to the March 31, 2012 analysis, the expected cash flows were above the recorded amortized cost of the trust preferred security. The accumulated other-than-temporary impairment loss that has been recognized in earnings was $780 at March 31, 2012 and June 30, 2011. If there is further deterioration in the underlying collateral of this security, other-than-temporary impairments may also occur in future periods.

Note 3 – Loans

Major classifications of loans were as follows:

	March 31, 2012	June 30, 2011
Commercial	$18,928	$19,297
Commercial real estate:
Construction	597	1,057
Other	103,337	97,403
1 – 4 Family residential real estate:
Owner occupied	34,820	34,488
Non-owner occupied	17,890	19,098
Construction	330	597
Consumer	8,396	5,874
Subtotal	184,298	177,814
Less:Net deferred loan fees	(223)	(263)
Allowance for loan losses	(2,214)	(2,101)
Net Loans	$181,861	$175,450

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ending March 31, 2012:

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total

Allowance for loan losses:
Beginning balance	$118	$965	$900	$143	$2,126
Provision for loan losses	4	3	2	2	11
Loans charged-off	—	—	—	(27)	(27)
Recoveries	—	65	—	39	104
Total ending allowance balance	$122	$1,033	$902	$157	$2,214

The following table presents the activity in the allowance for loan losses by portfolio segment for the nine months ending March 31, 2012:

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total

Allowance for loan losses:
Beginning balance	$179	$882	$947	$93	$2,101
Provision for loan losses	(57)	86	19	122	170
Loans charged-off	—	—	(69)	(127)	(196)
Recoveries	—	65	5	69	139
Total ending allowance balance	$122	$1,033	$902	$157	$2,214
11

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2011:

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total

Allowance for loan losses:
Beginning balance	$80	$1,110	$1,007	$69	$2,266
Provision for loan losses	54	14	6	26	100
Loans charged-off	(9)	(238)	—	(36)	(283)
Recoveries	—	—	—	18	18
Total ending allowance balance	$125	$886	$1,013	$77	$2,101

A summary of activity in the allowance for loan losses for the nine months ended March 31, 2011, was as follows:

Nine Months Ended March 31, 2011
Beginning of period	$2,276
Provision	344
Charge-offs	(568)
Recoveries	49
Balance at March 31,	$2,101

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2012. Included in the recorded investment in loans is $(223) of net deferred loan fees and $463 of accrued interest receivable.

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$46	$99	$275	$—	$420
Collectively evaluated for impairment	76	934	627	157	1,794
Total ending allowance balance	$122	$1,033	$902	$157	$2,214

Recorded investment in loans:
Loans individually evaluated for impairment	$152	$1,083	$1,443	$—	$2,678
Loans collectively evaluated for impairment	18,816	102,877	51,723	8,444	181,860
Total ending loans balance	$18,968	$103,960	$53,166	$8,444	$184,538

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

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents information related to loans individually evaluated for impairment by class of loans as of and for the nine months ended March 31, 2012:

	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial	$13	$13	$—	$25	$—	$—
Commercial real estate:
Other	207	207	—	491	67	67
1-4 Family residential real estate:
Owner occupied	90	90	—	94	2	2
Non-owner occupied	64	65	—	57	3	3
With an allowance recorded:
Commercial	139	139	46	88	2	2
Commercial real estate:
Other	876	876	99	797	12	12
1-4 Family residential real estate:
Owner occupied	323	324	14	255	2	2
Non-owner occupied	963	964	261	929	10	10
Total	$2,675	$2,678	$420	$2,736	$98	$98

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents information related to average recorded investment and interest income associated with loans individually evaluated for impairment by class of loans for the three months ended March 31, 2012:

	Average	Interest	Cash Basis
	Recorded	Income	Interest
	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial	$13	$—	$—
Commercial real estate:
Other	208	64	64
1-4 Family residential real estate:
Owner occupied	90	—	—
Non-owner occupied	65	1	1
With an allowance recorded:
Commercial	141	2	2
Commercial real estate:
Other	869	1	1
1-4 Family residential real estate:
Owner occupied	328	2	2
Non-owner occupied	968	4	4
Total	$2,682	$74	$74

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents information related to loans individually evaluated for impairment by class of loans as of June 30, 2011 and for the nine months ended March 31, 2011:

	As of June 30, 2011			Nine Months ended March 31, 2011
	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial	$18	$18	$—	$21	$—	$—
Commercial real estate:
Other	413	412	—	516	—	—
With an allowance recorded:
Commercial	64	64	13	59	—	—
Commercial real estate:
Other	997	993	126	1,274	32	32
1-4 Family residential real estate:
Owner occupied	320	319	3	296	5	5
Non-owner occupied	724	723	290	743	—	—
Total	$2,536	$2,529	$432	$2,909	$37	$37

The following table presents information related to average recorded investment and interest income associated with loans individually evaluated for impairment by class of loans for the three months ended March 31, 2011:

	Average	Interest	Cash Basis
	Recorded	Income	Interest
	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial	$18	$—	$—
Commercial real estate:
Other	550	—	—
With an allowance recorded:
Commercial	70	—	—
Commercial real estate:
Other	1,220	8	8
1-4 Family residential real estate:
Owner occupied	324	2	2
Non-owner occupied	727	—	—
Total	$2,909	$10	$10

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the recorded investment in non-accrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2012 and June 30, 2011:

	March 31, 2012		June 30, 2011
		Loans Past Due		Loans Past Due
		Over 90 Days		Over 90 Days
		Still		Still
	Non-accrual	Accruing	Non-accrual	Accruing
Commercial	$54	$—	$64	$—
Commercial real estate:
Other	947	—	754	—
1 – 4 Family residential:
Owner occupied	321	—	219	—
Non-owner occupied	673	—	723	—
Consumer	—	—	—	—
Total	$1,995	$—	$1,760	$—

Non-accrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the aging of the recorded investment in past due loans as of March 31, 2012 by class of loans:

	Days Past Due
			90 Days or
	30 - 59	60 - 89	Greater &	Total	Loans Not
	Days	Days	Non-accrual	Past Due	Past Due	Total
Commercial	$—	$—	$35	$35	$18,933	$18,968
Commercial real estate:
Construction	—	—	—	—	597	597
Other	—	466	226	692	102,671	103,363
1-4 Family residential:
Owner occupied	141	—	183	324	34,620	34,944
Non-owner occupied	—	—	—	—	17,893	17,893
Construction	—	—	—	—	329	329
Consumer	—	15	—	15	8,429	8,444
Total	$141	$481	$444	$1,066	$183,472	$184,538

The above table of past due loans includes the recorded investment in non-accrual loans of $440 in the 60-89 days past due category and $1,111 in the loans not past due category.

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

Troubled Debt Restructurings:

As of March 31, 2012, the recorded investment of loans classified as troubled debt restructurings was $2,071 with $274 of specific reserves allocated to these loans. As of June 30, 2011, the recorded investment of loans classified as troubled debt restructurings was $1,341 with $229 of specific reserves allocated to these loans. As of March 31, 2012 and June 30, 2011, the Corporation had not committed to lend any additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

During the nine months ending March 31, 2012, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; a permanent reduction of the recorded investment in the loan; or a temporary reduction in the payment amount to interest only.

Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from 12 months to 25 years. Modifications involving an extension of the maturity date were for a period of 6.5 years to 25 years.

The following table presents loans by class modified as troubled debt restructurings that occurred during the nine month period ending March 31, 2012:

		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Loans	Investment	Investment
Troubled debt restructuring:
Commercial	1	$85	$85
Commercial real estate:
Other	2	137	137
1 – 4 Family residential:
Owner occupied	1	114	113
Non-owner occupied	7	534	458
Total	11	$870	$793

The troubled debt restructurings described above increased the allowance for loan losses by $32 and resulted in charge offs of $63 during the nine months ending March 31, 2012.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within 12 months following the modification during the period ending March 31, 2012:

	Number of	Recorded
	Loans	Investment
Troubled debt restructuring:
Commercial real estate:
Other	1	$440

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

The troubled debt restructuring that subsequently defaulted described above did not increase the allowance for loan losses or have any charge-off during the period ending March 31, 2012.

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

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

	As of March 31, 2012
		Special			Not
	Pass	Mention	Substandard	Doubtful	Rated
Commercial	$18,118	$173	$45	$152	$480
Commercial real estate:
Construction	428	169	—	—	—
Other	91,606	8,031	1,668	1,083	975
1-4 Family residential real estate:
Owner occupied	4,355	—	100	414	30,075
Non-owner occupied	13,320	2,481	888	1,029	175
Construction	188	—	—	—	141
Consumer	—	—	—	—	8,444
Total	$128,015	$10,854	$2,701	$2,678	$40,290

	As of June 30, 2011
		Special			Not
	Pass	Mention	Substandard	Doubtful	Rated
Commercial	$17,469	$743	$884	$82	$158
Commercial real estate:
Construction	868	76	109	—	—
Other	87,857	5,624	2,055	1,405	504
1-4 Family residential real estate:
Owner occupied	5,526	305	372	319	28,106
Non-owner occupied	14,549	1,976	1,657	723	191
Construction	28	—	—	—	569
Consumer	—	—	—	—	5,868
Total	$126,297	$8,724	$5,077	$2,529	$35,396

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

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Financial assets and financial liabilities measured at fair value on a recurring basis include the following:

Securities available-for-sale: When available, the fair values of available-for-sale securities are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs). For securities where quoted market prices are not available, fair values are calculated based on market prices of similar securities (Level 2 inputs). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3 inputs). The fair value of the Level 3 security is obtained from a third-party pricing service. Discounted cash flows are calculated using spread to the swap and LIBOR curves. Rating agency and industry research reports as well as defaults and deferrals on the individual security is reviewed and incorporated into the calculation.

Assets and liabilities measured at fair value on a recurring basis are summarized below, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements at March 31, 2012 Using
	Balance at March 31, 2012	Level 1	Level 2	Level 3
Securities available-for-sale:
U.S. government-sponsored entities and agencies	$9,639	$—	$9,639	$—
Obligations of states and political subdivisions	34,207	—	34,207	—
Mortgage-backed securities – residential	50,733	—	50,733	—
Collateralized mortgage obligations	15,130	—	15,130	—
Trust preferred security	64	—	—	64

		Fair Value Measurements at June 30, 2011 Using
	Balance at June 30, 2011	Level 1	Level 2	Level 3
Securities available-for-sale:
U.S. government-sponsored entities and agencies	$16,260	$—	$16,260	$—
Obligations of states and political subdivisions	25,098	—	25,098	—
Mortgage-backed securities - residential	30,596	—	30,596	—
Collateralized mortgage obligations	19,868	—	19,868	—
Trust preferred security	67	—	—	67

There were no transfers between Level 1 and Level 2 during the nine months ended March 31, 2012 or the 2011 fiscal year.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents a reconciliation of the trust preferred security measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended March 31, 2012 and 2011:

	2012	2011
Beginning balance	$67	$422
Realized losses included in non-interest income	—	(200)
Change in fair value included in other comprehensive income	(3)	(158)
Ending balance, March 31	$64	$64

The significant unobservable inputs used in the fair value measurement of the Corporation’s trust preferred security are probabilities of specific-issuer defaults and deferrals and specific-issuer recovery assumptions. Significant increases in specific-issuer default assumptions or decreases in specific-issuer recovery assumptions would result in a significantly lower fair value measurement. Conversely, decreases in specific-issuer default assumptions or increases in specific-issuer recovery assumptions would result in a higher fair value measurement.

Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. Financial assets and financial liabilities measured at fair value on a non-recurring basis include the following:

Impaired Loans: At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive specific allocations of the allowance for loan losses. For collateral dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

		Fair Value Measurements at March 31, 2012 Using
	Balance at March 31, 2012	Level 1	Level 2	Level 3
Impaired loans:
Commercial	$12	$—	$—	$12
Commercial real estate:
Other	646	—	—	646
1-4 Family
Owner occupied	40	—	—	40
Non-owner occupied	431	—	—	431

		Fair Value Measurements at June 30, 2011 Using
	Balance at June 30, 2011	Level 1	Level 2	Level 3
Impaired loans:
Commercial	$51	$—	$—	$51
Commercial real estate:
Other	871	—	—	871
1-4 Family
Owner occupied	317	—	—	317
Non-owner occupied	434	—	—	434

Impaired loans, which are generally measured for impairment using the fair value of the collateral for collateral dependant loans, had a principal balance of $1,516, with a valuation allowance of $387 at March 31, 2012. As of June 30, 2011, impaired loans with a principal balance of $2,105 had a valuation allowance of $432. The resulting impact to the provision for loan losses was $20 and $303 being recorded for the nine month periods ended March 31, 2012 and 2011, respectively.

The significant unobservable (Level 3) inputs used in the fair value measurement of collateral for collateral-dependent impaired loans included in the above tables primarily relate to adjustments made to the value set forth in the appraisal by deducting estimated holding costs, costs to sell and a distressed sale adjustment. During the reported periods, collateral discounts ranged from 20% to 40% in the case of real estate collateral to 50% in the case of equipment collateral.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Disclosure of the fair value of financial assets and financial liabilities is required for those financial assets and financial liabilities that are not measured and reported at fair value on a recurring or non-recurring basis.

Estimated fair value for cash and cash equivalents, certificates of deposits in other financial institutions, accrued interest receivable and payable, demand and savings deposits and short-term borrowings were considered to approximate carrying value. The methodologies for other financial assets and financial liabilities are discussed below:

Loans: Fair value for loans was estimated for portfolios of loans with similar financial characteristics. For adjustable rate loans that reprice at least annually and for fixed rate commercial loans with maturities of six months or less which possess normal risk characteristics, carrying value was determined to be fair value. Fair value of other types of loans (including adjustable rate loans which reprice less frequently than annually and fixed rate term loans or loans which possess higher risk characteristics) was estimated by discounting future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for similar anticipated maturities.

Time deposits: Fair value of fixed-maturity certificates of deposit was estimated using the rates offered at March 31, 2012 and June 30, 2011, for deposits of similar remaining maturities. Estimated fair value does not include the benefit that result from low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market.

Federal Home Loan Bank advances: Fair value of Federal Home Loan Bank advances was estimated using current rates at March 31, 2012 and June 30, 2011 for similar financing.

Federal bank and other restricted stocks include stock acquired for regulatory purposes, such as Federal Home Loan Bank stock and Federal Reserve Bank stock that are accounted for at cost due to restrictions placed on their transferability; and therefore, are not subject to the fair value disclosure requirements. The Corporation’s lending commitments have variable interest rates and “escape” clauses if the customer’s credit quality deteriorates. Therefore, the fair values of these items are not significant and are not included in the following table.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table shows the estimated fair values of financial instruments that are reported at amortized cost in the Corporation’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	March 31, 2012		June 30, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Level 2 inputs:
Cash and cash equivalents	$20,377	$20,377	$13,828	$13,828
Certificates of deposits in other financial institutions	3,430	3,430	4,900	4,900
Accrued interest receivable	1,085	1,085	980	980
Level 3 inputs:
Loans, net	181,861	183,830	175,450	174,182
Financial Liabilities:
Level 2 inputs:
Demand and savings deposits	195,755	195,755	159,302	159,302
Time deposits	83,549	84,453	88,944	89,725
Short-term borrowings	14,467	14,467	17,012	17,012
Federal Home Loan Bank advances	6,477	7,218	7,535	7,884
Accrued interest payable	67	67	82	82

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

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2012	2011	2012	2011
Basic:
Net income available to common shareholders	$686	$482	$2,164	$1,689
Weighted average common shares outstanding	2,051,024	2,044,179	2,050,390	2,041,402
Basic income per share	$0.33	$0.24	$1.06	$0.83

Diluted:
Net income available to common shareholders	$686	$482	$2,164	$1,689
Weighted average common shares outstanding	2,051,024	2,044,179	2,050,390	2,041,402
Dilutive effect of restricted stock	534	—	445	—
Total common shares and dilutive potential common shares	2,051,558	2,044,179	2,050,835	2,041,402
Dilutive income per share	$0.33	$0.24	$1.06	$0.83

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share data)

General

The following is management’s analysis of the Corporation’s results of operations for the three and nine month periods ended March 31, 2012, compared to the same periods in 2011, and the consolidated balance sheet at March 31, 2012 compared to June 30, 2011. This discussion is designed to provide a more comprehensive review of the operating results and financial condition than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

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

Results of Operations

Three and Nine Months Ended March 31, 2012 and March 31, 2011

Net Income

Net income increased to $686, to $0.33 per common share, in the third quarter of fiscal year 2012 compared with $482, or $0.24 per common share, in the prior year period. For the year-to-date period, net income increased to $2,164, or $1.06 per common share, compared with $1,689, or $0.83 per common share, from the same year ago period. The following key factors summarize our results of operations for the nine months ending March 31, 2012:

•	net interest income increased by $636, or 7.9%, in 2012 from the same period in 2011;
•	loan loss provision expense in 2012 totaled $170 compared to $344 from the same period in 2011;
•	net gains on the sale of securities totaled $118 for 2012 compared to a net loss of $130 in 2011 that includes an other-than-temporary impairment loss related to a trust preferred security the Corporation owns; and
•	total noninterest expenses increased $512, or 7.1% in 2012, an increase principally related to salary and employee benefits mainly due to staff hired for the branch location in Hartville, Ohio that opened during the fourth fiscal quarter of 2011.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Return on average equity (ROE) and return on average assets (ROA) were 10.09% and 0.86%, respectively, for the third quarter of fiscal year 2012 compared to 8.11% and 0.68%, respectively, for the third quarter of fiscal year 2011.

ROE and ROA were 10.87% and 0.92%, respectively, for the 2012 fiscal year-to-date period compared to 9.28% and 0.81%, respectively, for the same periods last year.

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

The Corporation’s net interest margin for the three months ended March 31, 2012 was 4.03%, compared to 4.20% for the same year ago period. Net interest income for the three months ended March 31, 2012 increased by $211, or 7.8%, to $2,919 from $2,708 for the same year ago period. The increase in net interest income was primarily the result of a decline in the Corporation’s cost of funds and an increase in average interest-earning assets.

Interest income for the three months ended March 31, 2012 increased by $114, or 3.6%, from the same year ago period. An increase of $34,403, or 12.6%, in average interest-earning assets more than offset the impact the low interest rate environment has had on the yield of average interest-earning assets. Interest expense for the three months ended March 31, 2012 decreased by $97, or 21.9%, from the same year ago period. The Corporation’s cost of funds decreased to 0.60% for the three month period ended March 31, 2012 from 0.89% for the same year ago period mainly due to lower market rates affecting the rates paid on interest-bearing deposit accounts and short-term borrowings. The Corporation has introduced a NOW checking account product that pays a higher rate of interest to customers who meet certain qualifications, with one of the main qualifications being the frequent use of a debit card. As a result, debit card interchange income has increased (see discussion in “Non-Interest Income” section) and the cost of the NOW checking account increased from 0.12% to 0.24% from the same year ago period.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

The Corporation’s net interest margin for the nine months ended March 31, 2012 was 4.07%, compared to 4.25% for the same period a year ago. Net interest income for the nine months ended March 31, 2012 increased by $636, or 7.9%, to $8,713 from $8,077 for the same year ago period. The increase in net interest income was primarily the result of a decline in the Corporation’s cost of funds and an increase of $34,997, or 13.2%, in average interest-earning assets. The Corporation’s cost of funds decreased to 0.68% for the nine month period ended March 31, 2012 from 1.01% for the same year ago period mainly due to lower market rates affecting the rates paid on interest-bearing deposit accounts and short-term borrowings. The decline in the cost of funds and increase in average interest-earning assets more than offset the impact of the decline in the yield on average interest-earning assets to 4.57% for the nine month period ended March 31, 2012 from 5.01% from the same year ago period.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Average Balance Sheets and Analysis of Net Interest Income for the Three Months Ended March 31, (In thousands, except percentages)

	2012			2011
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Taxable securities	$76,924	$445	2.35%	$56,093	$391	2.87%
Nontaxable securities (1)	30,330	396	5.56	22,344	335	5.91
Loans receivable (1)	180,594	2,546	5.67	177,060	2,523	5.78
Interest bearing deposits and federal funds sold	19,227	12	0.25	17,175	15	0.35
Total interest-earning assets	307,075	3,399	4.49%	272,672	3,264	4.86%

Noninterest-earning assets	13,251			12,972

Total Assets	$320,326			$285,644

Interest-bearing liabilities:
NOW	$33,044	$20	0.24%	$13,862	$4	0.12%
Savings	94,833	26	0.11	75,623	38	0.20
Time deposits	83,517	243	1.17	90,889	331	1.48
Short-term borrowings	13,411	5	0.15	13,844	9	0.26
FHLB advances	6,484	51	3.16	7,703	60	3.16
Total interest-bearing liabilities	231,289	345	0.60%	201,921	442	0.89%

Noninterest-bearing liabilities:
Noninterest-bearing checking accounts	59,493			57,801
Other liabilities	2,205			1,836
Total liabilities	292,987			261,558
Shareholders’ equity	27,339			24,086

Total liabilities and shareholders’ equity	$320,326			$285,644

Net interest income, interest rate spread (1)		$3,054	3.89%		$2,822	3.97%

Net interest margin (net interest as a percent of average interest-earning assets) (1)			4.03%			4.20%

Federal tax exemption on non-taxable securities and loans included in interest income		$135			$114

Average interest-earning assets to interest-bearing liabilities	132.77%			135.04%

(1) calculated on a fully taxable equivalent basis

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Average Balance Sheets and Analysis of Net Interest Income for the Nine Months Ended March 31, (In thousands, except percentages)

	2012			2011
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Taxable securities	$74,303	$1,400	2.54%	$51,862	$1,189	3.12%
Nontaxable securities (1)	27,380	1,126	5.69	21,972	966	5.85
Loans receivable (1)	179,538	7,654	5.67	175,644	7,709	5.85
Interest bearing deposits and federal funds sold	18,412	42	0.30	15,158	38	0.33
Total interest-earning assets	299,633	10,222	4.57%	264,636	9,902	5.01%

Noninterest-earning assets	13,301			12,422

Total Assets	$312,934			$277,058

Interest-bearing liabilities:
NOW	$23,325	$33	0.19%	$13,887	$14	0.13%
Savings	88,895	89	0.13	69,994	113	0.22
Time deposits	85,979	802	1.24	92,019	1,143	1.65
Short-term borrowings	15,312	23	0.20	14,052	33	0.31
FHLB advances	6,907	180	3.47	8,073	195	3.22
Total interest-bearing liabilities	220,418	1,127	0.68%	198,025	1,498	1.01%

Noninterest-bearing liabilities:
Noninterest-bearing checking accounts	63,997			52,820
Other liabilities	2,045			1,972
Total liabilities	286,460			252,817
Shareholders’ equity	26,474			24,241

Total liabilities and shareholders’ equity	$312,934			$277,058

Net interest income, interest rate spread (1)		$9,095	3.89%		$8,404	4.00%

Net interest margin (net interest as a percent of average interest-earning assets) (1)			4.07%			4.25%

Federal tax exemption on non-taxable securities and loans included in interest income		$382			$327

Average interest-earning assets to interest-bearing liabilities	135.94%			133.64%

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Provision for Loan Losses

The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management's assessment of the estimated probable credit losses in the Bank’s loan portfolio that have been incurred at each balance sheet date. For the three month period ended March 31, 2012, the provision for loan losses was $11, a decrease of $89 from the same prior year period. For the nine month period ended March 31, 2012, the provision for loan losses was $170, a decrease of $174 from the same prior year period.

Net charge-offs for the nine month period ending March 31, 2012 were $57, or 0.04% of total average loans on an annualized basis, compared with $519, or 0.39% of total average loans, for the same period last year. For the nine month period ended March 31, 2012, charge-offs of $63 were related to a non-owner occupied 1-4 family residential loan that was modified as a troubled debt restructuring.

The allowance for loan losses as a percentage of loans was 1.18% at June 30, 2011 and 1.20% at March 31, 2012. For the year-to-date period, the provision for the commercial real estate portfolio was $86 primarily as a result of an increase in loans classified as special mention from June 30, 2011. The provision for the commercial loan portfolio was a negative $57 for the current year-to-date period primarily as a result of the upgrade of commercial loans from substandard and special mention to pass.

Non-performing loans were $1,995 as of March 31, 2012 and represented 1.08% of total loans. This compared with $1,760, or 0.99%, at June 30, 2011 and $2,168, or 1.19%, as of March 31, 2011. The allowance for loan losses to total non-performing loans at March 31, 2012 was 110.98% compared with 119.38% at June 30, 2011 and 100.19% at March 31, 2011.

The provision for loan losses for the period ending March 31, 2012 was considered sufficient by management for maintaining an appropriate allowance for loan losses for probable incurred losses.

Non-Interest Income

Non-interest income totaled $585 for the third quarter of fiscal year 2012, compared to $402 for the same period last year. Non-interest income for the third quarter of fiscal year 2012 included a net loss from the sale of securities of $37. During the same year ago period, a $150 other-than-temporary impairment loss was recorded related to a trust preferred security the Corporation owns.

Service charges on deposits increased by $37, or 12.3%, during the third quarter of fiscal year 2012 mainly due to fee increases on personal checking accounts that went into effect in December 2011 and an increase in overdraft fee income from the same period last year. Debit card interchange income increased by $27, or 16.9%, from the same period last year mainly due to an increase in debit card usage by our customers.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Non-interest income totaled $1,954 for the first nine months of fiscal year 2012, compared to $1,590 for the same period last year. Non-interest income for the current year-to-date period included a net gain from the sale of securities of $118 and a $53 loss from the sale of other real estate that was acquired through loan foreclosure. During the same year ago period, a $200 other-than-temporary impairment loss was recorded related to a trust preferred security the Corporation owns.

Service charges on deposits increased by $98, or 10.2%, during the first nine months of fiscal year 2012 mainly due to an increase in overdraft fee income from the same period last year and fee increases on personal checking accounts that went into effect in December 2011. Debit card interchange income increased by $78, or 16.7%, during the current year-to-date period mainly due to an increase in debit card usage by our customers.

Non-Interest Expenses

Total non-interest expenses increased to $2,611, or 7.9%, during the third quarter of fiscal year 2012, compared with $2,419 during the same year ago period.

Salaries and employee benefits increased by $187, or 15.2%, during the third quarter of fiscal year 2012 mainly due to staff hired for the branch location in Hartville, Ohio that opened during the fourth fiscal quarter of 2011 and normal merit increases that went into effect on July 1, 2011.

Occupancy and equipment increased by $5, or 1.9%, during the third quarter of fiscal year 2012 mainly due to expenses associated with the new branch location in Hartville, Ohio that were partially offset by lower depreciation expense on equipment.

Federal Deposit Insurance Corporation (FDIC) assessments decreased by $29, or 37.7%, compared to the same period last year mainly due to an industry wide change in the way FDIC insurance assessments are calculated. On April 1, 2011, the deposit insurance assessment base changed from total domestic deposits to average total assets minus average tangible equity, pursuant to a rule issued by the FDIC as required by the Dodd-Frank Act.

Debit card processing expenses increased by $13, or 15.5%, during the third quarter of fiscal year 2012 mainly as a result of increased debit card usage by our customers.

The amortization of intangible expense declined from the previous year since the core deposit purchase premium of the Lisbon, Ohio branch that was purchased in January 2000 is fully amortized.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Total non-interest expenses increased to $7,673, or 7.1%, during the first nine months of fiscal year 2012, compared with $7,161 during the same year ago period.

Salaries and employee benefits increased by $462, or 12.8%, during the current year-to-date period mainly due to staff hired for the branch location in Hartville, Ohio that opened during the fourth fiscal quarter of 2011, staff that was added in the lending function during the first fiscal quarter of 2011 and normal merit increases that went into effect on July 1, 2011.

Occupancy and equipment increased by $10, or 1.3%, during the current year-to-date period mainly due to expenses associated with the new branch location in Hartville, Ohio that were partially offset by lower depreciation expense on equipment.

Federal Deposit Insurance Corporation (FDIC) assessments decreased by $86, or 36.9%, compared to the same period last year mainly due to an industry wide change in the way FDIC insurance assessments are calculated. On April 1, 2011, the deposit insurance assessment base changed from total domestic deposits to average total assets minus average tangible equity, pursuant to a rule issued by the FDIC as required by the Dodd-Frank Act.

Marketing and advertising expenses increased by $49, to $210 compared to the same period last year mainly due to an increase in marketing efforts as a result of the opening of the Hartville, Ohio branch location.

Debit card processing expenses increased by $32, or 12.7%, during the first nine months of fiscal year 2012 mainly as a result of increased debit card usage by our customers.

The amortization of intangible expense declined from the previous year since the core deposit purchase premium of the Lisbon, Ohio branch that was purchased in January 2000 is fully amortized.

Income Taxes

Income tax expense for the three month period ended March 31, 2012 increased by $87, to $196 from $109, compared to a year ago. The effective tax rate was 22.2% for the current quarter as compared to 18.4% for the same period last year.

Income tax expense for the nine month period ended March 31, 2012 increased by $187, to $660 from $473, compared to a year ago. The effective tax rate was 23.4% for the current period as compared to 21.9% for the same period last year.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

The effective tax rate differed from the federal statutory rate principally as a result of tax-exempt income from obligations of states and political subdivisions, loans and earnings on bank owned life insurance.

Financial Condition

Total assets at March 31, 2012 were $329,773 compared to $300,140 at June 30, 2011, an increase of $29,633, or an annualized 13.1%.

Available-for-sale securities increased by $17,884 from $91,889 at June 30, 2011 to $109,773 at March 31, 2012 due to the deployment of excess liquidity attributed to an increase in deposit balances. Within the securities portfolio, the Corporation owns a trust preferred security, which represents CDOs issued by other financial and insurance companies. As of March 31, 2012, the trust preferred security had an adjusted amortized cost of $202 and a fair value of $64. The security is part of a pool of issuers that support a more senior tranche of securities. Due to the illiquidity in the market, it is unlikely the Corporation would be able to recover its investment in this security if the Corporation sold the security at this time. Due to an increase in principal and/or interest deferrals by the issuers of the underlying securities, the cash interest payments for the trust preferred security are being deferred. On March 31, 2012, the lowest credit rating on this security was Fitch’s rating of C, which is defined as highly speculative. The issuers in this security are primarily banks, bank holding companies and a limited number of insurance companies. The investment security is evaluated using a model to compare the present value of expected cash flows to prior periods expected cash flows to determine if there has been an adverse change in cash flows during the period. The discount rate used to calculate the cash flows is the coupon rate of the security, based on the forward LIBOR curve. We calculate other-than-temporary impairments using a model that considers the structure and term of the CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. We assume no recoveries on defaults and all interest payment deferrals are treated as defaults with an assumed recovery rate of 15% on deferrals. In addition we use the model to “stress” the CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of the Corporation’s note class. According to the March 31, 2012 analysis, the expected cash flows were above the recorded amortized cost of the trust preferred security. The accumulated other-than-temporary impairment loss recognized in earnings was $780 at March 31, 2012 and June 30, 2011. If there is further deterioration in the underlying collateral of this security, other-than-temporary impairments may also occur in future periods.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Loan receivables increased by $6,524, or 3.7%, to $184,075 at March 31, 2012 compared to $177,551 at June 30, 2011.

Non-Performing Assets

The following table presents the aggregate amounts of non-performing assets and respective ratios as of the dates indicated.

	March 31, 2012	June 30, 2011	March 31, 2011
Non-accrual loans	$1,995	$1,760	$2,097
Loans past due over 90 days and still accruing	—	—	—
Total non-performing loans	1,995	1,760	2,097
Other real estate owned	—	76	—
Total non-performing assets	$1,995	$1,836	$2,097

Non-performing loans to total loans	1.08%	0.99%	1.19%
Allowance for loan losses to total non-performing loans	110.98%	119.38%	100.19%

As of March 31, 2012, impaired loans totaled $2,675, of which $1,974 are included in non-accrual loans. Commercial and commercial real estate loans are classified as impaired if management determines that full collection of principal and interest, in accordance with the terms of the loan documents, is not probable. Impaired loans and non-performing loans have been considered in management’s analysis of the appropriateness of the allowance for loan losses. Management and the Board of Directors are closely monitoring these loans and believe that the prospects for recovery of principal and interest, less identified specific reserves, are favorable.

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

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Net cash inflow from operating activities for the nine month period ended March 31, 2012 was $3,735, net cash outflows from investing activities was $24,006 and net cash inflows from financing activities was $26,820. A major source of cash was $27,286 from sales, maturities, calls or principal pay downs on available-for-sale securities and a $31,058 increase in deposits. A major use of cash included the $45,105 purchase of securities. Total cash and cash equivalents was $20,377 as of March 31, 2012 compared to $13,828 at June 30, 2011 and $14,792 at March 31, 2011.

The Bank offers several types of deposit products to its customers. The rates offered by the Bank and the fees charged for them are competitive with others currently available in the market area. Total deposits increased by $31,058, or 16.7% on an annualized basis, during the first nine months of fiscal year 2012. Also, during the same period, the overall cost for funds decreased by 33 basis points from the same year ago period. Deposit growth has been impacted by the oil and gas activity in the Corporation’s market area that is located in the Utica and Marcellus Shale region.

To provide an additional source of liquidity, the Corporation has entered into an agreement with the Federal Home Loan Bank (FHLB) of Cincinnati. At March 31, 2012, FHLB advances totaled $6,477 as compared with $7,535 at June 30, 2011. As of April 30, 2012, the Bank had the ability to borrow an additional $17,516 from the FHLB based on a blanket pledge of qualifying first mortgage loans. In October 2011, the Corporation prepaid $1,000 of outstanding FHLB advances with maturities of less than one year and a weighted average rate of 3.44%. The prepayment resulted in a prepayment penalty of $17 that was recognized in interest expense in the second quarter of fiscal year 2012. The Corporation considers the FHLB to be a reliable source of liquidity funding, secondary to its deposit base.

Short-term borrowings consisted of repurchase agreements which is a financing arrangement that matures daily. The Bank pledges securities as collateral for the repurchase agreements. Short-term borrowings decreased to $14,467 at March 31, 2012 from $17,012 at June 30, 2011.

Jumbo time deposits (those with balances of $100 thousand and over) decreased from $34,707 at June 30, 2011 to $31,418 at March 31, 2012. These deposits are monitored closely by the Corporation and are mainly priced on an individual basis. When these deposits are from a municipality, certain bank-owned securities are pledged to guarantee the safety of these public fund deposits as required by Ohio law. The Corporation has the option to use a fee-paid broker to obtain deposits from outside its normal service area as an additional source of funding. The Corporation however, does not rely upon these deposits as a primary source of funding. Although management monitors interest rates on an ongoing basis, a quarterly rate sensitivity report is used to determine the effect of interest rate changes on the financial statements. In the opinion of management, enough assets or liabilities could be repriced over the near term (up to three years) to compensate for such changes. The spread on interest rates, or the difference between the average earning assets and the average interest-bearing liabilities, is monitored quarterly.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Capital Resources

Total shareholders’ equity increased by $2,152 from June 30, 2011 to $27,476 as of March 31, 2012. The increase was mainly due to net income for the current nine month period and an increase in the fair value of available-for-sale securities offset by cash dividends paid during the period.

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

The Bank’s leverage and risk-based capital ratios as of March 31, 2012 were 7.4% and 14.1%, respectively. This compares to leverage and risk-based capital ratios of 7.5% and 14.0%, respectively, as of June 30, 2011. The Bank exceeded minimum regulatory capital requirements to be considered well-capitalized for both periods. Management is not aware of any matters occurring subsequent to March 31, 2012 that would cause the Bank’s capital category to change.

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

None

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not Applicable

Item 5 – Other Information

None

Item 6 – Exhibits

Exhibit
Number	Description
Exhibit 11	Statement regarding Computation of Per Share Earnings (included in Note 1 to the Consolidated Financial Statements).

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Exhibit 101	The following material from Consumers Bancorp, Inc.’s Form 10-Q Report for the quarterly period ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language) includes: (1) Unaudited Consolidated Balance Sheets, (2) Unaudited Consolidated Statements of Income, (3) Unaudited Consolidated Statements of Comprehensive Income, (4) Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Equity, (5) Unaudited Condensed Consolidated Statements of Cash Flows, and (6) the Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMERS BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSUMERS BANCORP, INC.
(Registrant)

Date: May 14, 2012	/s/ Ralph J. Lober, II
Ralph J. Lober, II President & Chief Executive Officer (principal executive officer)

Date: May 14, 2012	/s/ Renee K. Wood
Chief Financial Officer & Treasurer
(principal financial officer)

