Form 10-K
period 2012-06-30
CONSUMERS BANCORP INC /OH/
filed 2012-09-21
CIK 1006830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2012

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

 Large accelerated filer  ☐ Accelerated filer  ☐ Non-accelerated filer  ☐ Smaller reporting company  ☒

 (Do not check if small reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Based on the closing sales price on December 31, 2011, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $17,591,175.

The number of shares outstanding of the Registrant’s common stock, without par value was 2,056,349 at September 1, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Certain specifically designated portions of Consumers Bancorp, Inc.’s definitive Proxy Statement dated September 21, 2012 for its 2012 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1—BUSINESS

Business

Consumers Bancorp, Inc. (Corporation), is a bank holding company under the Bank Holding Company Act of 1956, as amended and is a registered bank holding company, and was incorporated under the laws of the State of Ohio in 1994. In February 1995, the Corporation acquired all the issued and outstanding capital stock of Consumers National Bank (Bank), a bank chartered under the laws of the United States of America. The Corporation’s activities have been limited primarily to holding the common stock of the Bank.

Since 1965, the Bank’s main office has been serving the Minerva, Ohio area from its location at 614 East Lincoln Way, Minerva, Ohio. The Bank’s business involves attracting deposits from businesses and individual customers and using such deposits to originate commercial, mortgage and consumer loans in its market area, consisting primarily of Stark, Columbiana, Carroll and contiguous counties in Ohio. The Bank currently has twelve branch locations. The Bank also invests in securities consisting primarily of obligations of U.S. government sponsored entities, municipal obligations and mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae.

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

Under Federal Reserve Board policy, a bank holding company is expected to act as a source of financial strength to each subsidiary bank and to commit resources to support those subsidiary banks. Under this policy, the Federal Reserve Board may require a bank holding company to contribute additional capital to an undercapitalized subsidiary bank and may disapprove of the payment of dividends to shareholders if the Federal Reserve Board believes the payment of such dividends would be an unsafe or unsound practice. The Federal Reserve Board has extensive enforcement authority over bank holding companies for violations of laws and regulations and unsafe or unsound practices.

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

Sarbanes-Oxley Act: The Sarbanes-Oxley Act of 2002 contains important requirements for public companies in the area of financial disclosure and corporate governance. In accordance with section 302(a) of the Sarbanes-Oxley Act, written certifications by the Corporation’s Chief Executive Officer and Chief Financial Officer are required. These certifications attest that the Corporation’s quarterly and annual reports filed with the Securities and Exchange Commission do not contain any untrue statement of a material fact or omit to state a material fact.

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

Risk-Based Capital Requirements: The Federal Reserve Board and the OCC employ similar risk-based capital guidelines in their examination and regulation of bank holding companies and national banks. As of the fiscal year-end 2012, the Corporation met the definition of a Small Bank Holding Company and, therefore, was exempt from consolidated risk-based and coverage capital adequacy guidelines for bank holding companies. The guidelines involve a process of assigning various risk weights to different classes of assets, then evaluating the sum of the risk-weighted balance sheet structure against the capital base. If capital falls below the minimum levels established by the guidelines, the bank holding company or bank may be denied approval to acquire or establish additional banks or non-bank businesses or to open new facilities. In addition, failure to satisfy capital guidelines could subject a banking institution to a variety of enforcement actions by federal bank regulatory authorities, including the termination of deposit insurance by the FDIC and a prohibition on the acceptance of “brokered deposits.”

Under regulations adopted under these provisions, for an institution to be well capitalized it must have a total risk-based capital ratio of at least 10%, a Tier I risk-based capital ratio of at least 6% and a Tier I leverage ratio of at least 5% and not be subject to any specific capital order or directive. The OCC and the FDIC may take various corrective actions against any undercapitalized bank and any bank that fails to submit an acceptable capital restoration plan or fails to implement a plan accepted by the OCC or the FDIC.  These powers include, but are not limited to, requiring the institution to be recapitalized, prohibiting asset growth, restricting interest rates paid, requiring prior approval of capital distributions by any bank holding company that controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring new election of directors, and requiring the dismissal of directors and officers. The OCC’s final supervisory judgment concerning an institution’s capital adequacy could differ significantly from the conclusions that might be derived from the absolute level of an institution’s risk-based capital ratios. Therefore, institutions generally are expected to maintain risk-based capital ratios that exceed the minimum ratios. At June 30, 2012, the Bank was in compliance with all regulatory capital requirements.

Dodd-Frank Act: On July 21, 2010, sweeping financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (Dodd-Frank Act) was signed into law. The Dodd-Frank Act was designed to become effective in stages following a regulatory implementation phase during which an intense period of rulemaking will occur. Agency rulemaking will largely establish the parameters of the new regulatory framework and is expected to occur for an extended period. While much of the Dodd-Frank Act will directly affect large, complex financial institutions, smaller community banks will also face a more complicated and expensive regulatory framework. The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things, will:

•	Centralize responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, responsible for implementing, examining and enforcing compliance with federal consumer financial laws.

•	Require the Office of the Comptroller of the Currency to seek to make its capital requirements for national banks, countercyclical so that capital requirements increase in times of economic expansion and decrease in times of economic contraction.

•	Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminate the ceiling of the Deposit Insurance Fund (DIF) and increase the floor of the DIF, which generally will reduce the level of assessments for institutions with assets below $10 billion and increase the level of assessments for institutions with assets in excess of $10 billion.

•	Implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, which apply to all public companies, not just financial institutions.

•	Make permanent the $250 thousand limit for federal deposit insurance and provide unlimited federal deposit insurance until January 1, 2013 for non-interest bearing demand transaction accounts at all insured depository institutions.

•	Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts effective one year after the bill was signed into law.

•	Amend the Electronic Fund Transfer Act to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.

•	Make permanent SOX 404 (B) exemption regarding auditor attestation requirements for companies with less than $75 million in market capitalization.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Corporation, its customers or the financial industry more generally. While the ultimate effect of the legislation on the Corporation cannot yet be determined, the law is likely to increase capital requirements and compliance costs. We will continue to monitor legislative developments and assess their potential impact on our business.

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

Employees

As of June 30, 2012, the Bank employed 107 full-time and 20 part-time employees. None of the employees are represented by a collective bargaining group. Management considers its relations with employees to be good.

Statistical Disclosure

The following statistical information is included on the indicated pages of this Report:

Average Consolidated Balance Sheet And Net Interest Margin	10
Interest Rates and Interest Differential	11
Carrying Values Of Securities	13
Maturities And Weighted-Average Yield Of Securities	14
Loan Types	14
Selected Loan Maturities And Interest Sensitivity	15
Non-accrual, Past Due And Restructured Loans And Other Nonperforming Assets	15
Potential Problem Loans	16
Summary Of Loan Loss Experience	16
Allocation Of Allowance For Loan Losses	16
Average Amount And Average Rate Paid On Deposits	17
Time Deposits Of $100 Thousand Or More	17
Short-Term Borrowings	17 and 43
Selected Consolidated Financial Data	8

Available Information

The Corporation files annual, quarterly, and current reports, proxy statements, and other information with the Securities and Exchange Commission (SEC). These filings are available to the public over the Internet at the SEC’s web site at www.sec.gov. Shareholders may also read and copy any document that the Corporation files at the SEC’s public reference room located at 100 F Street, NE, Washington, DC 20549. Shareholders may call the SEC at 1-800-SEC-0330 for further information on the public reference room.

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

ITEM 1A—RISK FACTORS

Not applicable for Smaller Reporting Companies.

ITEM 1B—UNRESOLVED STAFF COMMENTS

None.

ITEM 2—PROPERTIES

The Bank owns and maintains the premises in which nine banking facilities are located, and leases offices in Carrollton, Alliance and Malvern. The location of each of the twelve currently operating offices is as follows:

Minerva Office:	614 E. Lincoln Way, P.O. Box 256, Minerva, Ohio, 44657
Salem Office:	141 S. Ellsworth Ave., P.O. Box 798, Salem, Ohio, 44460
Waynesburg Office:	8607 Waynesburg Dr. SE, P.O. Box 746, Waynesburg, Ohio, 44423
Hanoverton Office:	30034 Canal St., P.O. Box 178, Hanoverton, Ohio, 44423
Carrollton Office:	1017 Canton Rd. NW, Carrollton, Ohio, 44615
Alliance Office:	610 West State St., Alliance, Ohio, 44601
Lisbon Office:	7985 Dickey Dr., Lisbon, Ohio 44432
Louisville Office:	1111 N. Chapel St., Louisville, Ohio 44641
East Canton Office:	440 W. Noble, East Canton, Ohio, 44730
Malvern Office:	4070 Alliance Rd., Malvern, Ohio 44644
Hartville Office:	1215 W. Maple Street, Hartville, OH 44632
Jackson-Belden Office:	4026 Dressler Road NW, Canton, Ohio 44718

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

ITEM 4—MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation had 2,056,349 common shares outstanding on June 30, 2012 with 748 shareholders of record and an estimated 243 additional beneficial holders whose stock was held in nominee name.

The common shares of Consumers Bancorp, Inc. are traded on the over-the-counter bulletin board. The following quoted market prices reflect inter-dealer prices, without adjustments for retail markups, markdowns, or commissions and may not represent actual transactions. The market prices represent highs and lows reported during the quarterly period.

Quarter Ended	September 30, 2011	December 31, 2011	March 31, 2012	June 30, 2012
High	$12.40	$13.00	$13.50	$15.00
Low	10.85	11.40	11.60	13.48
Cash dividends paid per share	0.11	0.11	0.11	0.11

Quarter Ended	September 30, 2010	December 31, 2010	March 31, 2011	June 30, 2011
High	$13.25	$13.85	$12.50	$13.25
Low	10.75	11.25	11.55	11.85
Cash dividends paid per share	0.10	0.10	0.10	0.11

Management does not have knowledge of the prices paid in all transactions and has not verified the accuracy of those prices that have been reported. Because of the lack of an established market for the Corporation’s common shares, these prices may not reflect the prices at which the common shares would trade in an active market.

The Corporation’s management is currently committed to continuing to pay regular cash dividends; however, there can be no assurance as to future dividends because they are dependent on the Corporation’s future earnings, capital requirements and financial condition. The Corporation’s principal source of funds for dividend payment is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. See Note 1 and Note 11 to the Consolidated Financial Statements for dividend restrictions.

There were no repurchases of the Corporation’s securities during the 2012 fiscal year.

Information regarding stock-based compensation awards outstanding and available for future grants as of June 30, 2012, segregated between stock-based compensation plans approved by shareholders and stock-based compensation plans not approved by shareholders, is presented in the table below. Additional information regarding stock-based compensation plans is presented in Note 9 - Employee Benefit Plans to the Consolidated Financial Statements located elsewhere in this report.

Plan Category	Number of Shares to be Issued Upon Vesting of Outstanding Awards	Weighted-Average Grant Date Fair Value Per Share	Number of Shares Available for Future Grants
Plans approved by shareholders	5,116	$10.85	94,884
Plans not approved by shareholders	—	—	—
Total	5,116	$10.85	94,884

ITEM 6—SELECTED FINANCIAL DATA

Not applicable for Smaller Reporting Companies.

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share data)

General

The following is management’s analysis of the Corporation’s financial condition and results of operations as of and for the years ended June 30, 2012 and 2011. This discussion is designed to provide a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

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

Comparison of Results of Operations for the Years Ended June 30, 2012 and June 30, 2011

Net Income. Net income increased by $516, or 23.0%, from 2011 to 2012. The following key factors summarize our results of operations for the year ended June 30, 2012:

•	net interest income increased by $751, or 6.9%, in 2012 from 2011;
•	loan loss provision expense in 2012 totaled $315 compared to $435 in 2011;
•	net gains on the sale of securities totaled $144 for 2012 compared to a net loss of $299 in 2011 that includes an other-than-temporary impairment loss of $370 related to a trust preferred security the Corporation owns; and
•	total other expenses increased $770, or 8.0% in 2012, an increase principally related to salary and employee benefits mainly due to staff additions in the lending area and for the branch location in Hartville, Ohio that opened during the fourth fiscal quarter of 2011.

Return on average equity and return on average assets were 10.29% and 0.87%, respectively, for the 2012 fiscal year-to-date period compared to 9.21% and 0.80%, respectively, for the same periods last year.

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

Net Interest Income Year ended June 30,	2012	2011
Net interest income	$11,619	$10,868
Taxable equivalent adjustments to net interest	530	445

Net interest income, fully taxable equivalent	$12,149	$11,313
Net interest margin	3.86%	4.05%
Taxable equivalent adjustment	0.18	0.17

Net interest margin, fully taxable equivalent	4.04%	4.22%

Net interest income for the year of 2012 was $11,619, an increase of $751, or 6.9%, from $10,868 in the year of 2011. The Corporation’s tax equivalent net interest margin for the year ended June 30, 2012 was 4.04%, a decrease of 18 basis points from 2011. Interest income for the year of 2012 was $13,078, an increase of $294, or 2.3%, from $12,784 in the year of 2011. An increase of $34,150, or 12.7%, in average interest-earning assets more than offset the impact the low interest rate environment has had on the yield of average interest-earning assets. Interest expense for the year of 2012 was $1,459, a decrease of $457, or 23.9%, from $1,916 in the year of 2011. This decrease was mainly the result of lower market rates affecting the rates paid on savings, time deposits and short-term borrowings. The Corporation introduced a new interest bearing demand checking account product that pays a higher rate of interest to customers who meet certain qualifications, with one of the main qualifications being the frequent use of a debit card. As a result, debit card interchange income has increased (see discussion in “Other Income” section) and the rate paid on the interest bearing demand checking account increased to 0.20% from 0.13% for the same year ago period.

Average Balance Sheet and Net Interest Margin

	2012			2011
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest earning assets:
Taxable securities	$74,242	$1,802	2.46%	$54,861	$1,624	3.02%
Nontaxable Securities (1)	29,300	1,559	5.54	22,463	1,314	5.85
Loans receivable (1)	181,951	10,190	5.60	176,034	10,237	5.82
Interest bearing deposits and federal funds sold	17,614	57	0.32	15,599	54	0.35
Total interest earning assets	303,107	13,608	4.52%	268,957	13,229	4.94%
Non-interest earning assets	13,498			12,659
Total assets	$316,605			$281,616

Interest bearing liabilities:
Interest bearing demand	$26,049	$51	0.20%	$14,102	$19	0.13%
Savings	90,374	116	0.13	71,968	151	0.21
Time deposits	85,477	1,033	1.21	90,863	1,447	1.59
Short-term borrowings	15,293	29	0.19	14,892	45	0.30
FHLB advances	6,794	230	3.39	7,940	254	3.20
Total interest bearing liabilities	223,987	1,459	0.65%	199,765	1,916	0.96%
Non-interest bearing liabilities	65,768			57,452
Total liabilities	289,755			257,217
Shareholders’ equity	26,850			24,399
Total liabilities and shareholders’ equity	$316,605			$281,616
Net interest income, interest rate spread (1)		$12,149	3.87%		$11,313	3.98%

Net interest margin (net interest as a percent of average interest earning assets) (1)			4.04%			4.22%

Federal tax exemption on non-taxable securities and loans included in interest income		$530			$445

Average interest earning assets to interest bearing liabilities			135.32%			134.64%

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

INTEREST RATES AND INTEREST DIFFERENTIAL

	2012 Compared to 2011 Increase / (Decrease)			2011Compared to 2010 Increase / (Decrease)
	Total Change	Change due to Volume	Change due to Rate	Total Change	Change due to Volume	Change due to Rate
	(In thousands)
Interest earning assets:
Taxable securities	$178	$515	$(337)	$(203)	$305	$(508)
Nontaxable securities (1)	245	317	(72)	171	197	(26)
Loans receivable (2)	(47)	338	(385)	270	521	(251)
Federal funds sold	3	7	(4)	(7)	19	(26)
Total interest income	379	1,177	(798)	231	1,042	(811)

Interest bearing liabilities:
Interest bearing demand	32	21	11	(8)	1	(9)
Savings deposits	(35)	33	(68)	(33)	33	(66)
Time deposits	(414)	(82)	(332)	(559)	12	(571)
Short-term borrowings	(16)	1	(17)	(5)	7	(12)
FHLB advances	(24)	(38)	14	(39)	(30)	(9)
Total interest expense	(457)	(65)	(392)	(644)	23	(667)
Net interest income	$836	$1,242	$(406)	$875	$1,019	$(144)

(1)	Nontaxable income is adjusted to a fully tax equivalent basis utilizing a 34% tax rate.
(2)	Non-accrual loan balances are included for purposes of computing the rate and volume effects although interest on these balances has been excluded.

Provision for Loan Losses. The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable credit losses in the Corporation’s loan portfolio that have been incurred at each balance sheet date. The provision for loan losses was $315 in fiscal year 2012 compared to $435 in fiscal year 2011. For 2012, net charge-offs were $81, or 0.04% of total loans compared with $610, or 0.34% of total loans, for the same period last year. The provision for loan losses decreased compared to the prior year primarily as a result of a decline in net charge-offs.

For 2012, the provision for the commercial real estate portfolio was $336 primarily as a result of an increase in the reserve percentage allocated to substandard and special mention loans combined with an overall increase in these types of loans from June 30, 2011. The provision for the commercial loan portfolio was a negative $36 for 2012 primarily as a result of the upgrade of commercial loans from substandard and special mention to pass, which was partially offset by an increase in the specific reserves for commercial loans individually evaluated for impairment. The provision for the 1-4 family residential real estate loan portfolio was a negative $171 for 2012 primarily as a result of a reduction in 1-4 family residential loans classified as substandard and an improved 3 year historical loss ratio.

Non-performing loans were $1,932 as of June 30, 2012 and represented 0.98% of total loans. This compared with $1,760, or 0.99% of total loans, at June 30, 2011. The allowance for loan losses to total non-performing loans at June 30, 2012 was 120.86% compared with 119.38% at June 30, 2011. Non-performing loans have been considered in management’s analysis of the appropriateness of the allowance for loan losses. Management and the Board of Directors closely monitor these loans and believe the prospect for recovery of principal, less identified specific reserves, are favorable.

Other Income. Total other income was $2,604 for fiscal year 2012, compared to $2,011 for the same period last year. Adjusted for security gains, a security impairment charge, and gains or losses from the sale of other real estate owned (OREO), other income totaled $2,513 for the 2012 fiscal year, compared with $2,308 for the same period last year.

Service charges on deposit accounts increased by $94, or 7.3%, in 2012 to $1,386 from $1,292 mainly due to increased service charges as a result of updated personal checking account products that were introduced in December 2011 and an increase in overdraft fee income from the same period last year.

Debit card interchange income increased by $99, or 15.4% in 2012 to $743 from $644 in the previous fiscal year primarily due to higher volume as a result of increased customer usage. On July 21, 2010, the Dodd-Frank Act amended the Electronic Fund Transfer Act to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer. Because of the uncertainty as to any future rulemaking by the Federal Reserve, the Corporation cannot provide any assurance as to the ultimate impact of the Dodd-Frank Act on the amount of interchange income from debit card transactions reported in future periods.

Bank owned life insurance income increased by $12, or 6.6%, in 2012 to $194 from $182 as a result of an increase in the cash surrender value of life insurance. In February 2011, $431 of single-premium life insurance was purchased following the conversion of a term life insurance policy.

Gains recognized on the sale of securities totaled $144 during 2012 and $71 during the same period last year. An other-than-temporary impairment loss of $370 related to a trust preferred security was recognized during the 2011 fiscal year. As of June 30, 2012, the adjusted amortized cost of this trust preferred security was $202. A discussion of the trust preferred security is included on the following pages under the heading “Financial Condition.”

Other Expenses. Total other expenses were $10,345 for the year ended June 30, 2012; an increase of $770, or 8.0% from $9,575 for the year ended June 30, 2011.

Salaries and employee benefit expenses increased $681, or 14.1%, during the fiscal year ended June 30, 2012 mainly due to staff additions in the lending area and a full year of expenses associated with the Hartville, Ohio branch location that opened in May 2011. Salaries and employee benefits increased also as a result of higher expenses associated with annual performance based incentives, employee insurance and normal merit increases that went into effect on July 1, 2011.

Occupancy and equipment expenses increased by $43, or 4.2%, mainly due to a full year of expenses associated with the Hartville, Ohio branch location that opened in May 2011, which was partially offset by lower depreciation expense related to computer and branch equipment. Occupancy expenses are expected to increase in fiscal year 2013 as a result of the opening of the Jackson-Belden, Ohio branch location.

Federal Deposit Insurance Corporation (FDIC) assessments decreased by $93, or 32.4%, compared to the same period last year mainly due to an industry wide change in the way FDIC insurance assessments are calculated. On April 1, 2011, the deposit insurance assessment base changed from total domestic deposits to average total assets minus average tangible equity, pursuant to a rule issued by the FDIC as required by the Dodd-Frank Act.

Marketing and advertising expenses increased by $59, or 24.5%, compared to the same period last year mainly due to an increase in general marketing efforts and as a result of entering new markets with the addition of the Hartville, Ohio and Jackson-Belden, Ohio branch locations.

The amortization of the intangible is directly related to the core deposit purchase premium of the Lisbon, Ohio branch that was purchased in January 2000. The core deposit premium was fully amortized in January 2012.

Debit card processing expenses increased by $46, or 13.4%, during the 2012 fiscal year mainly due to increased debit card usage by our customers.

Other expenses totaled $1,251 for the year ended June 30, 2012, an increase of $47, or 3.9%, from $1,204 for the year ended June 30, 2011. The increase was mainly the result of higher education and development expenses from the introduction of a management development program.

Income Tax Expense. The provision for income taxes totaled $799 and $621 for the years ended June 30, 2012 and 2011, respectively. The effective tax rates were 22.4% and 21.6%, respectively. The effective tax rate differed from the federal statutory rate principally as a result of tax-exempt income from obligations of states and political subdivisions, loans and earnings on bank owned life insurance.

Financial Condition

Total assets at June 30, 2012 were $334,761 compared to $300,140 at June 30, 2011, an increase of $34,621, or 11.5%. The increase in total assets is mainly attributed to an increase in loans of $19,879 and an increase in securities of $13,446. These increases were primarily funded by an increase of $36,235, or 14.6%, in total deposits.

Securities. Available-for-sale securities increased by $13,446 from $91,889 at June 30, 2011 to $105,335 at June 30, 2012. The securities portfolio is mainly comprised of residential mortgage-backed securities and collateralized mortgage obligations issued by Fannie Mae, Freddie Mac and Ginnie Mae, obligations of government sponsored enterprises and state and political subdivisions.

Within the securities portfolio, the Corporation owns a trust preferred security with an adjusted amortized cost of $202 and a fair value of $64. The trust preferred security is a collateralized debt obligation issued by other financial and insurance companies that is part of a pool of issuers that support a more senior tranche of securities. The issuers in this security are primarily banks, bank holding companies and a limited number of insurance companies. On June 30, 2012, the lowest credit rating on this security was Fitch’s rating of C, which is defined as highly speculative. The investment security is evaluated using a model to compare the present value of expected cash flows to prior periods expected cash flows to determine if there has been an adverse change in cash flows during the period. According to the June 30, 2012 analysis, the expected cash flows were above the recorded amortized cost of the trust preferred security. The accumulated other-than-temporary impairment loss recognized in earnings was $780 at June 30, 2012 and June 30, 2011. Due to the illiquidity in the market, it is unlikely the Corporation would be able to recover its investment in this security if the Corporation sold the security at this time. If there is further deterioration in the underlying collateral of this security, other-than-temporary impairments may occur in future periods. See Note 2—Securities to the Consolidated Financial Statements, for additional information concerning this trust preferred security.

The following table sets forth certain information regarding the amortized cost and fair value of the Corporation’s available-for-sale securities at the dates indicated.

Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2012
Obligations of U.S. government-sponsored entities and agencies	$8,487	$80	$—	$8,567
Obligations of state and political subdivisions	33,808	1,577	(109)	35,276
Mortgage-backed securities - residential	48,255	1,108	(32)	49,331
Collateralized mortgage obligations	12,154	25	(82)	12,097
Trust preferred security	202	—	(138)	64
Total securities	$102,906	$2,790	$(361)	$105,335

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2011
Obligations of U.S. government sponsored entities and agencies	$16,185	$98	$(23)	$16,260
Obligations of state and political subdivisions	24,725	584	(211)	25,098
Mortgage-backed securities - residential	29,424	1,172	—	30,596
Collateralized mortgage obligations	19,856	74	(62)	19,868
Trust preferred security	202	—	(135)	67
Total securities	$90,392	$1,928	$(431)	$91,889

The following tables summarize the amounts and distribution of the Corporation’s securities held and the weighted average yields as of June 30, 2012:

	Amortized Cost	Fair Value	Average Yield / Cost
AVAILABLE-FOR-SALE
Obligations of government sponsored entities:
3 months or less	$1,000	1,001	2.00%
Over 3 months through 1 year	2,507	2,523	1.73
Over 1 year through 5 years	4,980	5,043	1.62
Total obligations of government sponsored entities	8,487	8,567	1.70
Obligations of state and political subdivisions:
Over 1 year through 5 years	948	975	3.74
Over 5 years through 10 years	10,105	10,577	4.56
Over 10 years	22,755	23,724	5.57
Total obligations of state and political subdivisions	33,808	35,276	5.21
Mortgage-backed securities - residential:
Over 1 year through 5 years	39,123	40,067	2.82
Over 5 years through 10 years	9,132	9,264	2.96
Total mortgage-backed securities	48,255	49,331	2.85
Collateralized mortgage obligations:
Over 3 months through 1 year	894	894	1.55
Over 1 year through 5 years	11,260	11,203	1.50
Total collateralized mortgage obligations	12,154	12,097	1.51
Trust preferred security	202	64	—
Total securities	$102,906	$105,335	3.36%

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

At June 30, 2012, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies and corporations, with an aggregate book value which exceeds 10% of shareholders’ equity.

Loans. Loan receivables increased by $19,879 to $197,430 at June 30, 2012 compared to $177,551 at June 30, 2011. Loan demand increased, particularly in the commercial and commercial real estate segments, principally as a result of increased calling efforts within and the surrounding markets of Bank’s new branch locations. Consumer loans increased primarily as a result of the introduction of a more competitive product and added efficiencies to improve the approval process. Major classifications of loans, net of deferred loan fees and costs, were as follows as of June 30:

	2012	2011
Commercial	$23,038	$19,297
Commercial real estate:
Construction	1,544	1,049
Other	110,544	97,199
1-4 Family residential real estate:
Owner occupied	34,018	34,517
Non-owner occupied	18,745	19,047
Construction	186	596
Consumer loans	9,355	5,846
Total loans	$197,430	$177,551

The following is a schedule of contractual maturities and repayments of 1-4 family residential real estate construction, commercial and commercial real estate loans, as of June 30, 2012:

Due in one year or less	$11,022
Due after one year but within five years	18,602
Due after five years	105,688
Total	$135,312

The following is a schedule of fixed and variable rate 1-4 family residential real estate construction, commercial and commercial real estate loans due after one year (variable rate loans are those loans with floating or adjustable interest rates) as of June 30, 2012:

	Fixed Interest Rates	Variable Interest Rates
Total 1-4 family residential real estate construction, commercial and commercial real estate loans due after one year	$39,393	$84,897

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

Failure to receive principal and interest payments when due on any loan results in efforts to restore such loan to a current status. Loans are classified as non-accrual when, in the opinion of management, full collection of principal and accrued interest is not expected. The loans must be brought and kept current for six sustained payments before being considered for removal from non-accrual status. Commercial and commercial real estate loans are classified as impaired if management determines that full collection of principal and interest, in accordance with the terms of the loan documents, is not probable. If a loan is impaired, a portion of the allowance is allocated so the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected from the collateral. Loans are evaluated for impairment when payments are delayed, typically 90 days or more, or when it is probable that not all principal and interest amounts will be collected according to the original terms of the loan. As of June 30, 2012, impaired loans totaled $2,557, of which $1,861 are included in non-accrual loans. Continued unsuccessful collection efforts generally lead to initiation of foreclosure or other legal proceedings.

The following schedule summarizes non-accrual, past due, impaired and restructured loans for the years ended June 30:

	2012	2011
Non-accrual loans	$1,932	$1,760
Accruing loans past due 90 days or more	—	—
Total non-performing loans	$1,932	$1,760
Other real estate owned	—	76
Total non-performing assets	$1,932	$1,836
Impaired loans	$2,557	$2,536
Accruing restructured loans	$696	$791

The non-performing loans are either in the process of foreclosure or efforts are being made to work with the borrower to bring the loan current. Properties acquired by the Corporation as a result of foreclosure, or by deed in lieu of foreclosure, are classified as “other real estate owned” until such time as they are sold or otherwise disposed. As of June 30, 2012, there were no properties classified as other real estate owned.

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

The following table summarizes the Corporation’s loan loss experience, and provides a breakdown of the charge-off, recovery and other activity for the years ended June 30:

	2012	2011
Allowance for loan losses at beginning of year	$2,101	$2,276
Loans charged off:
Commercial	—	9
Commercial real estate	—	510
1-4 Family residential real estate	69	62
Consumer loans	158	116
Total charge offs	227	697
Recoveries:
Commercial	—	2
Commercial real estate	65	19
1-4 Family residential real estate	5	—
Consumer loans	76	66
Total recoveries	146	87
Net charge offs	81	610
Provision for loan losses charged to operations	315	435
Allowance for loan losses at end of year	$2,335	$2,101

The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios:

	Allocation of the Allowance for Loan Losses
	Allowance Amount	% of Loan Type to Total Loans	Allowance Amount	% of Loan Type to Total Loans
	June 30, 2012		June 30, 2011
Commercial	$143	11.7%	$179	10.9%
Commercial real estate loans	1,283	56.8	882	55.3
1-4 Family residential real estate	712	26.8	947	30.5
Consumer loans	197	4.7	93	3.3
Total	$2,335	100.0%	$2,101	100.0%

While management’s periodic analysis of the adequacy of the allowance for loan loss may allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-off that may occur.

Funding Sources. Total deposits increased $36,235, or 14.6%, from $248,246 at June 30, 2011 to $284,481 at June 30, 2012. Interest bearing demand deposits increased $20,226, or 136.4%, savings deposits increased $19,225, or 24.1%, and non-interest bearing demand checking balances increased $1,258, or 1.9%, from June 30, 2011 to June 30, 2012. Time deposits decreased by $4,474, or 5.0%, as customers choose to deposit funds into more liquid deposit products during the current low interest rate environment. Interest bearing demand deposits increased primarily as a result of the reclassification of $10,746 from non-interest bearing checking to interest bearing checking with the introduction of a new checking account product that rewards customers with a higher rate of interest if certain qualifications are met, with one of the main qualifications being the frequent use of a debit card. The increase in deposits reflects the results of the Corporation’s increased calling efforts, the economic benefit from the oil and gas activity in the Bank’s primary market areas and the current trend in the industry where customers are turning to the safety of insured deposits during these uncertain economic times.

The following is a schedule of average deposit amounts and average rates paid on each category for the periods included:

	Years Ended June 30,
	2012		2011
	Amount	Rate	Amount	Rate
Non-interest bearing demand deposit	$63,653	—	$55,499	—
Interest bearing demand deposit	26,049	0.20%	14,102	0.13%
Savings	90,374	0.13	71,968	0.21
Certificates and other time deposits	85,477	1.21	90,863	1.59
Total	$265,553	0.45%	$232,432	0.70%

The following table summarizes time deposits issued in amounts of $100 or more as of June 30, 2012 by time remaining until maturity:

Maturing in:
Under 3 months	$3,932
Over 3 to 6 months	9,080
Over 6 to 12 months	8,391
Over 12 months	13,019
Total	$34,422

See Note 7—Short-Term Borrowings to the Consolidated Financial Statements, for information concerning short-term borrowings.

Shareholders’ Equity. Total shareholders’ equity increased by $2,566 from $25,324 at June 30, 2011 to $27,890 at June 30, 2012. The increase was primarily due to net income of $2,764 for the current fiscal year, an increase of $616 in the unrealized gain on the mark-to-market of available-for-sale securities and cash of $91 received from the dividend reinvestment and stock purchase program. These increases were partially offset by cash dividends paid of $905.

Liquidity

Management considers the asset position of the Bank to be sufficiently liquid to meet normal operating needs and conditions. The Bank’s earning assets are divided primarily between loans and available-for-sale securities, with any excess funds placed in federal funds sold or interest-bearing deposit accounts with other financial institutions on a daily basis.

Net cash inflow from operating activities for the 2012 fiscal year were $4,639 and net cash inflow from financing activities was $31,042. Net cash outflow from investing activities was $35,764. The major sources of cash were $36,235 net increase in deposits, $35,876 net increase from sales, maturities or principal pay downs on available-for-sale securities. The major uses of cash were the $49,613 purchase of securities and a $19,960 net increase in loans. Total cash and cash equivalents were $13,745 as of June 30, 2012 compared to $13,828 at June 30, 2011.

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

The Bank offers several forms of deposit products to its customers. The rates offered by the Bank and the fees charged for them are competitive with others available currently in the market area. While the Bank continues to be under competitive pressures in the Bank’s market area as financial institutions attempt to attract and keep new deposits, we believe many commercial and retail customers have been continuing to turn to community banks. Time deposit interest rates continued to decline in the 2012 fiscal year. Compared to our peers, the Corporation’s core deposits consist of a large percentage of non-interest bearing demand deposits resulting in the cost of funds remaining at a low level of 0.65%.

Jumbo time deposits (those with balances of $100 and over) were $34,422 and $34,707 at June 30, 2012 and 2011, respectively. These deposits are monitored closely by the Bank and typically priced on an individual basis. When these deposits are from a municipality, certain bank-owned securities are pledged to guarantee the safety of these public fund deposits as required by Ohio law. The Corporation has the option to use a fee paid broker to obtain deposits from outside its normal service area as an additional source of funding. However, these deposits are not relied upon as a primary source of funding and the Bank can foresee no dependence on these types of deposits in the near term.

Capital Resources

At June 30, 2012, management believes the Bank complied with all regulatory capital requirements. Based on the Bank’s computed regulatory capital ratios, the OCC has determined the Bank to be well capitalized under the Federal Deposit Insurance Act as of its latest exam date. The Bank’s actual and required capital amounts are disclosed in Note 11 of the Consolidated Financial Statements. Management is not aware of any matters occurring subsequent to that exam that would cause the Bank’s capital category to change.

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

Contractual Obligations, Commitments and Contingent Liabilities

The following table presents, as of June 30, 2012, the Corporation’s significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	Note Reference	2013	2014	2015	2016	2017	Thereafter	Total
Certificates of deposit	6	$50,244	$19,974	$6,038	$4,939	$1,913	$1,362	$84,470
Short-term borrowings	7	13,722	—	—	—	—	—	13,722
Federal Home Loan Advances	8	86	69	56	559	62	5,614	6,446
Salary continuation plan	9	22	22	22	22	22	1,241	1,351
Operating leases	4	103	90	77	18	—	—	288
Deposits without maturity		—	—	—	—	—	—	200,011

Note 12 to the Consolidated Financial Statements discusses in greater detail other commitments and contingencies and the various obligations that exist under those agreements. These commitments and contingencies consist primarily of commitments to extend credit to borrowers under lines of credit.

Off-Balance Sheet Arrangements

At June 30, 2012, the Corporation had no unconsolidated, related special purpose entities, nor did the Corporation engage in derivatives and hedging contracts, such as interest rate swaps, which may expose the Corporation to liabilities greater than the amounts recorded on the consolidated balance sheet. The Corporation’s investment policy prohibits engaging in derivative contracts for speculative trading purposes; however, in the future, the Corporation may pursue certain contracts, such as interest rate swaps, in an effort to execute a sound and defensive interest rate risk management policy.

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

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for Smaller Reporting Companies.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF MANAGEMENT ON THE CORPORATION`S INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Consumers Bancorp, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(1) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of; our principal executive and principal financial officers and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Based on that assessment, we have concluded that, as of June 30, 2012, our internal control over financial reporting is effective based on those criteria.

/s/ Ralph J. Lober, II

Ralph J. Lober, II

Chief Executive Officer

/s/ Renee K. Wood

Renee K. Wood

Chief Financial Officer & Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Consumers Bancorp, Inc.

Minerva, Ohio

We have audited the accompanying consolidated balance sheets of Consumers Bancorp, Inc. as of June 30, 2012 and 2011 and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Consumers Bancorp, Inc. as of June 30, 2012 and 2011 and the results of its operations and its cash flows for the years then ended, in conformity with U. S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

Crowe Horwath LLP

Cleveland, Ohio

September 21, 2012

CONSOLIDATED BALANCE SHEETS

As of June 30, 2012 and 2011

(Dollar amounts in thousands, except per share data)

	2012	2011
ASSETS:
Cash on hand and noninterest-bearing deposits in financial institutions	$6,663	$5,944
Federal funds sold and interest-bearing deposits in financial institutions	7,082	7,884
Total cash and cash equivalents	13,745	13,828
Certificate of deposits in financial institutions	5,645	4,900
Securities, available-for-sale	105,335	91,889
Federal bank and other restricted stocks, at cost	1,186	1,186
Loans held for sale	377	—
Total loans	197,430	177,551
Less allowance for loan losses	(2,335)	(2,101)
Net loans	195,095	175,450
Cash surrender value of life insurance	5,605	5,411
Premises and equipment, net	5,752	4,776
Intangible assets, net	—	89
Other real estate owned	—	76
Accrued interest receivable and other assets	2,021	2,535
Total assets	$334,761	$300,140

LIABILITIES:
Deposits:
Non-interest bearing demand	$65,915	$64,657
Interest bearing demand	35,055	14,829
Savings	99,041	79,816
Time	84,470	88,944
Total deposits	284,481	248,246
Short-term borrowings	13,722	17,012
Federal Home Loan Bank advances	6,446	7,535
Accrued interest payable and other liabilities	2,222	2,023
Total liabilities	306,871	274,816
Commitments and contingent liabilities	—	—

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value; 350,000 shares authorized	—	—
Common shares, no par value; 3,500,000 shares authorized; 2,186,791 and 2,180,315 shares issued as of June 30, 2012 and 2011, respectively	5,205	5,114
Retained earnings	22,740	20,881
Treasury stock, at cost (130,442 common shares at June 30, 2012 and 2011)	(1,659)	(1,659)
Accumulated other comprehensive income	1,604	988
Total shareholders’ equity	27,890	25,324
Total liabilities and shareholders’ equity	$334,761	$300,140

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

Years Ended June 30, 2012 and 2011

(Dollar amounts in thousands, except per share data)

	2012	2011
Interest income:
Loans, including fees	$10,167	$10,212
Federal funds sold and interest-bearing deposits in financial institutions	57	54
Securities, taxable	1,802	1,624
Securities, tax-exempt	1,052	894
Total interest and dividend income	13,078	12,784
Interest expense:
Deposits	1,200	1,617
Short-term borrowings	29	45
Federal Home Loan Bank advances	230	254
Total interest expense	1,459	1,916
Net interest income	11,619	10,868
Provision for loan losses	315	435
Net interest income after provision for loan losses	11,304	10,433

Other income:
Service charges on deposit accounts	1,386	1,292
Debit card interchange income	743	644
Bank owned life insurance income	194	182
Securities gains, net	144	71
Other-than-temporary loss
Total impairment loss	—	(370)
Loss recognized in other comprehensive income	—	—
Net impairment loss recognized in earnings	—	(370)
Gain (loss) on disposition or direct write-down of other real estate owned	(53)	2
Other	190	190
Total other income	2,604	2,011

Other expenses:
Salaries and employee benefits	5,508	4,827
Occupancy and equipment	1,062	1,019
Data processing expenses	566	553
Professional and director fees	356	346
Federal Deposit Insurance Corporation assessments	194	287
Franchise taxes	267	242
Marketing and advertising	300	241
Loan and collection expenses	123	121
Amortization of intangible	89	161
Telephone and communications	240	231
Debit card processing expenses	389	343
Other	1,251	1,204
Total other expenses	10,345	9,575
Income before income taxes	3,563	2,869
Income tax expense	799	621
Net income	$2,764	$2,248
Basic and diluted earnings per share	$1.35	$1.10

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended June 30, 2012 and 2011

(Dollar amounts in thousands, except per share data)

	2012	2011

Net income	$2,764	$2,248

Other comprehensive income (loss), net of tax:
Net change in unrealized gains (losses):
Other-than-temporarily impaired securities:
Unrealized gains (loss) on other-than-temporarily impaired securities	—	(355)
Reclassification adjustment for losses included in income	—	370
Net unrealized gain (loss)	—	15
Income tax effect	—	5
	—	10

Available-for-sale securities which are not other-than-temporarily impaired:
Unrealized gains arising during the period	1,076	134
Reclassification adjustment for gains included in income	(144)	(71)
Net unrealized gain	932	63
Income tax effect	316	22
	616	41

Other comprehensive income	616	51
Total comprehensive income	$3,380	$2,299

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended June 30, 2012 and 2011

(Dollar amounts in thousands, except per share data)

	Common Shares	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance, June 30, 2010	$4,968	$19,470	$(1,659)	$937	$23,716
Net income		2,248			2,248
Other comprehensive income				51	51
Issuance of 11,986 shares for dividend reinvestment and stock purchase plan	146				146
Cash dividends declared ($0.41 per share)		(837)			(837)
Balance, June 30, 2011	5,114	20,881	(1,659)	988	25,324
Net income		2,764			2,764
Other comprehensive income				616	616
Issuance of 6,476 shares for dividend reinvestment and stock purchase plan	91				91
Cash dividends declared ($0.44 per share)		(905)			(905)
Balance, June 30, 2012	$5,205	$22,740	$(1,659)	$1,604	$27,890

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30, 2012 and 2011

(Dollar amounts in thousands, except per share data)

	2012	2011
Cash flows from operating activities:
Net income	$2,764	$2,248
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	369	382
Securities amortization and accretion, net	1,367	843
Provision for loan losses	315	435
(Gain) loss on disposition or direct write-down of other real estate owned	53	(2)
Deferred income taxes	(271)	81
Gain on sale of securities	(144)	(71)
Impairment loss on securities	—	370
Intangible amortization	89	161
Origination of loans held for sale	(377)	—
Increase in cash surrender value of life insurance	(194)	(182)
Change in:
Accrued interest receivable	(63)	(37)
Accrued interest payable	(26)	(40)
Other assets and other liabilities	757	(25)
Net cash flows from operating activities	4,639	4,163

Cash flows from investing activities:
Securities available-for-sale:
Purchases	(49,613)	(49,803)
Maturities, calls and principal pay downs	21,308	15,989
Proceeds from sales of available for sale securities	14,568	5,123
Net increase in certificates of deposit with other financial institutions	(745)	(3,920)
Net increase in loans	(19,960)	(3,954)
Purchase of Bank owned life insurance	—	(431)
Acquisition of premises and equipment	(1,345)	(1,577)
Proceeds from sale of other real estate owned	23	27
Net cash flows from investing activities	(35,764)	(38,546)

Cash flows from financing activities:
Net increase in deposit accounts	36,235	31,932
Proceeds from FHLB advances	—	1,000
Repayments of FHLB advances	(1,089)	(1,762)
Change in short-term borrowings	(3,290)	3,926
Proceeds from dividend reinvestment and stock purchase plan	91	146
Dividends paid	(905)	(837)
Net cash flows from financing activities	31,042	34,405
Increase (decrease) in cash and cash equivalents	(83)	22
Cash and cash equivalents, beginning of year	13,828	13,806

Cash and cash equivalents, end of year	$13,745	$13,828

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,485	$1,956
Federal income taxes paid	721	830
Noncash transactions:
Transfers from loans to repossessed assets	—	76

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012 and 2011

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

Cash Reserves: The Bank is required to maintain cash on hand and non-interest bearing balances on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing requirements. The required reserve balance at June 30, 2012 and 2011 was $3,991 and $3,075, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management evaluates securities for other-than-temporary impairment (OTTI) at least on a quarterly basis and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings.

Federal Bank and Other Restricted Stocks: The Bank is a member of the Federal Home Loan Bank (FHLB) system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock, included with Federal bank and other restricted stocks on the Consolidated Balance Sheet, is carried at cost, classified as a restricted security and periodically evaluated for impairment based on ultimate recovery of par value. Federal Reserve Bank stock is also carried at cost. Since these stocks are viewed as a long-term investment, impairment is based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

Loans Held for Sale: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by outstanding commitments from investors. Mortgage loans held for sale are generally sold with servicing rights released. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold.

Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs, and an allowance for loan losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments. The recorded investment in loans includes accrued interest receivable.

Interest income on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in the process of collection. Consumer loans are typically charged off no later than 120 days past due. Past due status is determined by the contractual terms of the loan. In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Cash Surrender Value of Life Insurance: The Bank has purchased single-premium life insurance policies to insure the lives of current and former participants in the salary continuation plan. As of June 30, 2012, the Bank had policies with total death benefits of $12,044 and total cash surrender values of $5,605. As of June 30, 2011, the Bank had policies with total death benefits of $11,944 and total cash surrender values of $5,411. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other changes or other amounts due that are probable at settlement. Tax-exempt income is recognized from the periodic increases in cash surrender value of these policies.

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

Retirement Plan: The Bank maintains a 401(k) savings and retirement plan covering all eligible employees. Matching contributions are made and expensed annually.

Income Taxes: The Corporation files a consolidated federal income tax return. Income tax expense is the sum of the current-year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. The Corporation applies a more likely than not recognition threshold for all tax uncertainties in accordance with U.S. generally accepted accounting principles. A tax position is recognized as a benefit only if it is more likely than not the position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit greater than 50% likely of being realized on examination. The Corporation recognizes interest and/or penalties related to income tax matters in income tax expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings per Common Share: Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable upon the vesting of restricted stock awards.

Stock-Based Compensation: Compensation cost is recognized for restricted stock awards issued to employees over the required service period, generally defined as the vesting period. The fair value of restricted stock awards is estimated by using the market price of the Corporation’s common stock at the date of grant. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

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

 Dividend Restrictions: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the holding company or by the holding company to shareholders. As of June 30, 2012 the Bank could, without prior approval, declare a dividend of approximately $4,107.

Reclassifications: Certain reclassifications have been made to the June 30, 2011 financial statements to be comparable to the June 30, 2012 presentation.

Adoption of New Accounting Standards: In May, 2011, the Financial Accounting Standards Board (FASB) issued an amendment to achieve common fair value measurement and disclosure requirements between U.S. and International accounting principles. Overall, the guidance is consistent with existing U.S. accounting principles; however, there are some amendments that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this guidance are effective for interim and annual reporting periods beginning after December 15, 2011. The effect of adopting this standard did not have a material effect on the Corporation’s operating results or financial condition, but the additional disclosures are included in Note 13.

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

Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2012
Obligations of U.S. government-sponsored entities and agencies	$8,487	$80	$—	$8,567
Obligations of state and political subdivisions	33,808	1,577	(109)	35,276
Mortgage-backed securities - residential	48,255	1,108	(32)	49,331
Collateralized mortgage obligations	12,154	25	(82)	12,097
Trust preferred security	202	—	(138)	64
Total securities	$102,906	$2,790	$(361)	$105,335

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2011
Obligations of U.S. government sponsored entities and agencies	$16,185	$98	$(23)	$16,260
Obligations of state and political subdivisions	24,725	584	(211)	25,098
Mortgage-backed securities - residential	29,424	1,172	—	30,596
Collateralized mortgage obligations	19,856	74	(62)	19,868
Trust preferred security	202	—	(135)	67
Total securities	$90,392	$1,928	$(431)	$91,889

Proceeds from sales of debt securities during 2012 and 2011 were as follows:

	2012	2011
Proceeds from sales	$14,568	$5,123
Gross realized gains	204	77
Gross realized gains from calls	-	21
Gross realized losses	60	27

The amortized cost and fair values of available-for-sale securities at June 30, 2012 by expected maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, collateralized mortgage obligations and the trust preferred security are shown separately.

	Amortized Cost	Fair Value
Due in one year or less	$3,507	$3,524
Due after one year through five years	5,928	6,018
Due after five years through ten years	10,105	10,577
Due after ten years	22,755	23,724
Total	42,295	43,843
Mortgage-backed securities – residential	48,255	49,331
Collateralized mortgage obligations	12,154	12,097
Trust preferred security	202	64
Total	$102,906	$105,335

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Securities with a carrying value of approximately $35,411 and $43,262 were pledged at June 30, 2012 and 2011, respectively, to secure public deposits and commitments as required or permitted by law. At June 30, 2012 and 2011, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, with an aggregate book value greater than 10% of shareholders’ equity.

The following table summarizes the securities with unrealized losses at June 30, 2012 and 2011, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or more		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2012
Obligations of states and political subdivisions	$6,002	$(109)	$—	$—	$6,002	$(109)
Mortgage-backed securities - residential	11,135	(32)	—	—	11,135	(32)
Collateralized mortgage obligations	6,411	(62)	2,314	(20)	8,725	(82)
Trust preferred security	—	—	64	(138)	64	(138)
Total temporarily impaired	$23,548	$(203)	$2,378	$(158)	$25,926	$(361)

	Less than 12 Months		12 Months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

June 30, 2011
Obligations of U.S. government-sponsored entities	$3,088	$(23)	$—	$—	$3,088	$(23)
Obligations of states and political subdivisions	3,656	(81)	1,221	(130)	4,877	(211)
Collateralized mortgage obligations	9,665	(62)	—	—	9,665	(62)
Trust preferred security	—	—	67	(135)	67	(135)
Total temporarily impaired	$16,409	$(166)	$1,288	$(265)	$17,697	$(431)

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

As of June 30, 2012, the Corporation’s security portfolio consisted of $105,335, of which $25,926 were in an unrealized loss position. The unrealized losses are related to the Corporation’s obligations of states and political subdivisions, residential mortgage-backed securities, collateralized mortgage obligations and the trust preferred security, as discussed below:

Mortgage-Backed Securities and Collateralized Mortgage Obligations: At June 30, 2012, all of the mortgage-backed securities and collateralized mortgage obligations held by the Corporation were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to higher than projected prepayment speeds increasing the premium amortization, and not credit quality, and because the Corporation does not have the intent to sell nor is it likely that it will be required to sell the securities before their anticipated recovery, the Corporation does not consider these securities to be other-than-temporarily impaired.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Obligations of States and Political Subdivisions: At June 30, 2012, approximately 90.6% of the obligations of states and political subdivisions held by the Corporation were general obligation bonds and 9.4% were revenue bonds. The $109 unrealized loss was related to 17 municipal securities that were purchased during the third quarter of fiscal year 2012. The unrealized loss was mainly attributable to the spreads for these types of securities being wider at June 30, 2012 than when these securities were purchased. Management monitors the financial data of the individual municipalities to ensure they meet minimum credit standards. Since the Corporation does not intend to sell these securities and it is not likely the Corporation will be required to sell these securities at an unrealized loss position prior to any anticipated recovery in fair value, which may be maturity, management does not believe there is any other-than-temporary impairment related to these securities at June 30, 2012.

Trust Preferred Security: The Corporation owns a trust preferred security, which represents collateralized debt obligations (CDOs) issued by other banks, bank holding companies and insurance companies. The security is part of a pool of issuers that support a more senior tranche of securities. Due to an increase in principal and/or interest deferrals by the issuers of the underlying securities, the cash interest payments for the trust preferred security are being deferred. On June 30, 2012, the lowest credit rating on this security was Fitch’s rating of C, which is defined as highly speculative. The investment security is evaluated using a model to compare the present value of expected cash flows to prior periods expected cash flows to determine if there has been an adverse change in cash flows during the period. The discount rate used to calculate the cash flows is the coupon rate of the security, based on the forward LIBOR curve. The OTTI model considers the structure and term of the CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. We assume no recoveries on defaults and all interest payment deferrals are treated as defaults with an assumed recovery rate of 15% on deferrals. In addition we use the model to “stress” the CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of the Corporation’s note class. According to the June 30, 2012 analysis, the expected cash flows were above the recorded amortized cost of the trust preferred security. Therefore, no other-than-temporary impairment loss was recognized during the 2012 fiscal year. An other-than-temporary impairment loss of $370 was recognized for the fiscal year-to-date period ended June 30, 2011 and the accumulated other-than-temporary impairment loss recognized in earnings was $780 at June 30, 2012 and 2011. If there is further deterioration in the underlying collateral of this security, other-than-temporary impairments may occur in future periods. Due to the illiquidity in the market, it is unlikely the Corporation would be able to recover its investment in this security if the Corporation sold the security at this time.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3—LOANS

Major classifications of loans were as follows as of June 30:

	2012	2011
Commercial	$23,041	$19,297
Commercial real estate:
Construction	1,546	1,057
Other	110,775	97,403
1 – 4 Family residential real estate:
Owner occupied	34,000	34,488
Non-owner occupied	18,794	19,098
Construction	187	597
Consumer	9,407	5,874
Subtotal	197,750	177,814
Less: Deferred loan fees and costs	(320)	(263)
Allowance for loan losses	(2,335)	(2,101)
Net loans	$195,095	$175,450

The following table presents the activity in the allowance for loan losses by portfolio segment for the year ending June 30, 2012:

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total

Allowance for loan losses:
Beginning balance	$179	$882	$947	$93	$2,101
Provision for loan losses	(36)	336	(171)	186	315
Loans charged-off	—	—	(69)	(158)	(227)
Recoveries	—	65	5	76	146

Total ending allowance balance	$143	$1,283	$712	$197	$2,335

The following table presents the activity in the allowance for loan losses by portfolio segment for the year ending June 30, 2011:

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total

Allowance for loan losses:
Beginning balance	$183	$1,337	$653	$103	$2,276
Provision for loan losses	3	36	356	40	435
Loans charged-off	(9)	(510)	(62)	(116)	(697)
Recoveries	2	19	—	66	87

Total ending allowance balance	$179	$882	$947	$93	$2,101

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2012. Included in the recorded investment in loans is $494 of accrued interest receivable net of deferred loans fees of $320.

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$50	$82	$258	$—	$390
Collectively evaluated for impairment	93	1,201	454	197	1,945

Total ending allowance balance	$143	$1,283	$712	$197	$2,335

Recorded investment in loans:
Loans individually evaluated for impairment	$148	$996	$1,417	$—	$2,561
Loans collectively evaluated for impairment	22,940	111,352	51,683	9,388	195,363

Total ending loans balance	$23,088	$112,348	$53,100	$9,388	$197,924

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2011. Included in the recorded investment in loans is $472 of accrued interest receivable net of deferred loans fees of $263.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information related to loans individually evaluated for impairment by class of loans as of and for the year ended June 30, 2012:

	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized

With no related allowance recorded:
Commercial	$12	$12	$—	$22	$1	$1
Commercial real estate:
Other	144	144	—	412	67	67
1-4 Family residential real estate:
Owner occupied	238	238	—	92	2	2
Non-owner occupied	64	65	—	59	5	5
With an allowance recorded:
Commercial	136	136	50	100	3	3
Commercial real estate:
Other	851	852	82	813	14	14
1-4 Family residential real estate:
Owner occupied	160	160	13	271	3	3
Non-owner occupied	952	954	245	936	14	14
Total	$2,557	$2,561	$390	$2,705	$109	$109

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the recorded investment in non-accrual and loans past due over 90 days still on accrual by class of loans as of June 30, 2012 and 2011:

	June 30, 2012		June 30, 2011
		Loans Past Due		Loans Past Due
		Over 90 Days		Over 90 Days
		Still		Still
	Non-accrual	Accruing	Non-accrual	Accruing
Commercial	$51	$—	$64	$—
Commercial real estate:
Other	911	—	754	—
1 – 4 Family residential:
Owner occupied	307	—	219	—
Non-owner occupied	663	—	723	—
Consumer	—	—	—	—
Total	$1,932	$—	$1,760	$—

Non-accrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the aging of the recorded investment in past due loans as of June 30, 2012 by class of loans:

	Days Past Due
			90 Days or
	30 - 59	60 - 89	Greater &	Total	Loans Not
	Days	Days	Non-accrual	Past Due	Past Due	Total
Commercial	$85	$—	$33	$118	$22,970	$23,088
Commercial real estate:
Construction	202	—	—	202	1,345	1,547
Other	82	—	268	350	110,451	110,801
1-4 Family residential:
Owner occupied	174	—	178	352	33,766	34,118
Non-owner occupied	43	—	—	43	18,753	18,796
Construction	—	—	—	—	186	186
Consumer	—	8	—	8	9,380	9,388
Total	$586	$8	$479	$1,073	$196,851	$197,924

The above table of past due loans includes the recorded investment in non-accrual loans of $43 in the 30-59 days past due category and $1,410 in the loans not past due category.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Troubled Debt Restructurings:

As of June 30, 2012, the recorded investment of loans classified as troubled debt restructurings was $1,973 with $258 of specific reserves allocated to these loans. As of June 30, 2011, the recorded investment of loans classified as troubled debt restructurings was $1,341 with $229 of specific reserves allocated to these loans. As of June 30, 2012 and 2011, the Corporation had not committed to lend any additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

During the year ended June 30, 2012, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; a permanent reduction of the recorded investment in the loan; or a temporary reduction in the payment amount to interest only.

Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from 12 months to 25 years. Modifications involving an extension of the maturity date were for a period of 6.5 years to 25 years.

The following table presents loans by class modified as troubled debt restructurings that occurred during the year ended June 30, 2012:

		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Loans	Investment	Investment
Troubled debt restructuring:
Commercial	1	$85	$85
Commercial real estate:
Other	2	137	137
1 – 4 Family residential:
Owner occupied	1	114	114
Non-owner occupied	7	534	466
Total	11	$870	$802

The troubled debt restructurings described above increased the allowance for loan losses by $32 and resulted in charge offs of $63 during the period ended June 30, 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within 12 months following the modification during the period ended June 30, 2012:

	Number of	Recorded
	Loans	Investment
Troubled debt restructuring:
Commercial real estate:
Other	1	$428

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. The troubled debt restructuring that subsequently defaulted described above did not increase the allowance for loan losses or have any charge-off during the period ended June 30, 2012.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Loans listed as not rated are either less than $100 or are included in groups of homogeneous loans. As of June 30, 2012, and based on the most recent analysis performed, the recorded investment by risk category of loans by class of loans is as follows:

		Special			Not
	Pass	Mention	Substandard	Doubtful	Rated
Commercial	$21,642	$240	$14	$148	$1,044
Commercial real estate:
Construction	1,353	163	—	—	31
Other	98,942	7,332	2,657	996	874
1-4 Family residential real estate:
Owner occupied	4,256	—	99	398	29,365
Non-owner occupied	14,205	2,197	875	1,019	500
Construction	47	—	—	—	139
Consumer	—	—	—	—	9,388
Total	$140,445	$9,932	$3,645	$2,561	$41,341

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Bank has granted loans to certain of its executive officers, directors and their affiliates. A summary of activity during the year ended June 30, 2012 of related party loans were as follows:

Principal balance, July 1	$1,173
New loans	74
Repayments	(374)
Principal balance, June 30	$873

NOTE 4—PREMISES AND EQUIPMENT

Major classifications of premises and equipment were as follows as of June 30:

	2012	2011
Land	$1,379	$1,174
Land improvements	385	368
Building and leasehold improvements	4,957	4,174
Furniture, fixture and equipment	4,594	4,278
Total premises and equipment	11,315	9,994
Accumulated depreciation and amortization	(5,563)	(5,218)
Premises and equipment, net	$5,752	$4,776

Depreciation expense was $369 and $382 for the years ended June 30, 2012 and 2011, respectively.

The Corporation is obligated under non-cancelable operating leases for facilities and equipment. The approximate minimum annual rentals and commitments under these non-cancelable agreements and leases with remaining terms in excess of one year are as follows:

2013	$103
2014	90
2015	77
2016	18
2017	—
Thereafter	—
$288

Rent expense incurred was $110 and $111 during the years ended June 30, 2012 and 2011, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5—INTANGIBLE ASSETS

The following summarizes the original balance and accumulated amortization of core deposit intangible assets at June 30, 2012 and 2011:

	2012	2011
Original balance	$1,927	$1,927
Less: accumulated amortization	1,927	1,838
Net balance, June 30	$—	$89

Amortization expense for the years ended June 30, 2012 and 2011 was $89 and $161, respectively. Amortization expense is estimated to be zero for the year ending June 30, 2013.

NOTE 6—DEPOSITS

The aggregate amount of time deposits, each with a minimum denomination of $100 was $34,422 and $34,707 as of June 30, 2012 and 2011, respectively.

Scheduled maturities of time deposits at June 30, 2012 were as follows:

2013	$50,244
2014	19,974
2015	6,038
2016	4,939
2017	1,913
Thereafter	1,362
$84,470

Related party deposits totaled $5,920 as of June 30, 2012 and $4,178 as of June 30, 2011.

NOTE 7—SHORT-TERM BORROWINGS

Short-term borrowings consisted of repurchase agreements. Repurchase agreements are financing arrangements. Physical control is maintained for all securities pledged to secure repurchase agreements. Information concerning all short-term borrowings at June 30, maturing in less than one year is summarized as follows:

	2012	2011
Balance at June 30	$13,722	$17,012
Average balance during the year	15,293	14,892
Maximum month-end balance	17,636	18,169
Average interest rate during the year	0.19%	0.30%
Weighted average rate, June 30	0.16%	0.27%

Repurchase agreements mature daily. The Bank has pledged obligations of government-sponsored entities and mortgage-backed securities with a carrying value of $15,320 and $18,055 at June 30, 2012 and 2011, respectively, as collateral for the repurchase agreements. Total interest expense on short-term borrowings was $29 and $45 for the years ended June 30, 2012 and 2011, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8—FEDERAL HOME LOAN BANK ADVANCES

A summary of Federal Home Loan Bank (FHLB) advances were as follows:

Advance Type	Maturity	Term	Interest Rate	Balance June 30, 2012	Balance June 30, 2011
Interest-only, single maturity	01/24/2012	Fixed	3.37%	$—	$500
Interest-only, single maturity	07/24/2012	Fixed	3.50	—	500
Principal and interest, mortgage matched	04/01/2014	Fixed	2.54	44	84
Interest-only, single maturity	10/09/2015	Fixed	1.43	500	500
Interest-only, single maturity	10/12/2017	Fixed	2.07	500	500
Interest-only, putable	12/07/2017	Fixed	3.24	5,000	5,000
Principal and interest, mortgage matched	04/01/2019	Fixed	4.30	402	451
				$6,446	$7,535

Each fixed rate advance has a prepayment penalty equal to the present value of 100% of the lost cash flow based upon the difference between the contract rate on the advance and the current rate on the new advance. The $5 million putable advance with the maturity date of December 7, 2017 can be called quarterly until maturity at the option of the FHLB, with the next call option being September 7, 2012. The following table is a summary of the scheduled principal payments for all advances:

Twelve Months Ending June 30	Principal Payments
2013	$86
2014	69
2015	56
2016	559
2017	62
Thereafter	5,614
$6,446

During fiscal year 2011, the Corporation prepaid two $500 fixed rate single maturity advances and replaced them with two $500 fixed rate single maturity advances with lower rates. Because the present value of the cash flows of the new debt including the prepayment penalty was not more than 10% different than the old debt, the transaction was considered to be an exchange rather than an extinguishment of debt. As such, prepayment penalties totaling $16 were capitalized and are being amortized over the life of the new debt. Unamortized capitalized prepayment penalties totaled $11 and $13 at June 30, 2012 and 2011, respectively.

Pursuant to collateral agreements with the FHLB, advances are secured by all the stock invested in the FHLB and certain qualifying first mortgage loans. The advances were collateralized by $36,907 and $39,180 of first mortgage loans under a blanket lien arrangement at June 30, 2012 and 2011, respectively. Based on this collateral and the Corporation’s holdings of FHLB stock, the Bank was eligible to borrow up to a total of $18,208 in advances at June 30, 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9—EMPLOYEE BENEFIT PLANS

The Bank maintains a 401(k) savings and retirement plan that permits eligible employees to make before- or after-tax contributions to the plan, subject to the dollar limits from Internal Revenue Service regulations. The Bank matches 100% of the employee’s voluntary contributions to the plan based on the amount of each participant’s contributions up to a maximum of 4% of eligible compensation. All regular full-time and part-time employees who complete six months of service and are at least 21 years of age are eligible to participate. Amounts charged to operations were $122 and $115, for the years ended June 30, 2012 and 2011, respectively.

The Bank has adopted a Salary Continuation Plan (the Plan) to encourage Bank executives to remain employees of the Bank. The Plan provides such executives (and, in the event of the executive’s death, surviving beneficiary) with 180 months of salary continuation payments equal to a certain percentage of an executive’s average compensation, as defined within each agreement, for the three full calendar years prior to Normal Retirement Age. For purposes of the Plan, “Normal Retirement Age” means the executive’s 65th birthday. Vesting under the Plan commences at age 50 and is prorated until age 65. If an executive dies during active service, the executive’s beneficiary is entitled to the Normal Retirement Benefit. The executive can become fully vested in the Accrual Balance upon termination of employment following a disability or a change in control of the Bank. For purposes of the Plan, “Accrual Balance” means the liability that should be accrued by the Corporation for the Corporation’s obligation to the executive under the Plan. For purposes of calculating the Accrual Balance, the discount rate in effect at June 30, 2012 was 5.25%. The accrued liability for the salary continuation plan was $1,351 as of June 30, 2012 and $1,163 as of June 30, 2011. For the years ended June 30, 2012 and 2011, $210 and $183, respectively, have been charged to expense in connection with the Plan. Distributions to participants were $22 for both of the years ending June 30, 2012 and 2011, respectively.

The 2010 Omnibus Incentive Plan (2010 Plan) is a nonqualified share based compensation plan. The 2010 Plan was established to promote alignment between key employee’s performance and the Corporation’s shareholder interests by motivating performance through the award of stock-based compensation. The 2010 Plan is intended to attract, retain and motivate key employees and as a means to compensate outside directors for their service to the Corporation. The 2010 Plan has been approved by the Corporation’s shareholders. The Compensation Committee of the Corporation’s Board of Directors has sole authority to select the employees, establish the awards to be issued, and approve the terms and conditions of each award contract.

Under the 2010 Plan, the Corporation may grant, among other things, nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, or any combination thereof to certain employees and directors. Each award is evidenced by an award agreement that specifies the number of shares awarded, the vesting period, the performance requirements, and such other provisions as the Compensation Committee determines. Upon a change-in-control of the Corporation, as defined in the 2010 Plan, all outstanding awards immediately vest.

The Corporation has granted restricted stock awards to certain employees and directors. Restricted stock awards are issued at no cost to the recipient, and can be settled only in shares at the end of the vesting period. These awards vest on the anniversary date of the award if certain specified net income performance targets as established by the Compensation Committee are achieved. Restricted stock awards provide the holder with full voting rights and cash dividends during the vesting period. The fair value of the restricted stock awards is the closing market price of the Corporation’s common stock on the date of the grant and compensation expense is recognized over the vesting period of the awards. Restricted stock awarded during the period presented vest under a graduated schedule over a five-year period.

The following table summarizes the status of the restricted stock awards as of June 30, 2012, and activity for the year ended June 30, 2012:

	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Share
Granted	5,435	$10.85
Forfeited	(319)	10.85
Nonvested at June 30, 2012	5,116	$10.85

For the year ended June 30, 2012, $12 has been charged to expense in connection with the restricted stock awards. There was no expense recognized in the 2011 fiscal year since there were no stock grants prior to the 2012 fiscal year. As of June 30, 2012, there was $65 of total unrecognized compensation cost related to nonvested shares granted under the plan. The cost is expected to be recognized over a weighted-average period of 4.0 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10—INCOME TAXES

The provision for income taxes consists of the following for the years ended June 30:

	2012	2011
Current income taxes	$1,070	$540
Deferred income taxes (benefits)	(271)	81
	$799	$621

The net deferred income tax asset consists of the following components at June 30:

	2012	2011
Deferred tax assets:
Allowance for loan losses	$627	$520
Deferred compensation	532	413
Recognized loss on impairment of security	265	265
Intangibles	109	122
OREO deferred gain	16	18
Nonaccrual loan interest income	74	47
Gross deferred tax asset	1,623	1,385

Deferred tax liabilities:
Depreciation	(261)	(270)
Loan fees	(211)	(202)
Prepaid expenses	(80)	(113)
FHLB stock dividends	(165)	(165)
Net unrealized securities gain	(826)	(509)
Gross deferred tax liabilities	(1,543)	(1,259)
Net deferred asset	$80	$126

The difference between the provision for income taxes and amounts computed by applying the statutory income tax rate of 34% to statutory income before taxes consists of the following for the years ended June 30:

	2012	2011
Income taxes computed at the statutory rate on pretax income	$1,211	$975
Tax exempt income	(359)	(304)
Cash surrender value income	(66)	(62)
Other	13	12
	$799	$621

At June 30, 2012 and June 30, 2011, the Corporation had no unrecognized tax benefits recorded. The Corporation does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months. There were no interest or penalties recorded for the years ended June 30, 2012 and 2011 and there were no amounts accrued for interest and penalties at June 30, 2012 and 2011.

The Corporation and the Bank are subject to U.S. federal income tax as an income-based tax and a capital-based franchise tax in the state of Ohio. The Corporation and the Bank are no longer subject to examination by taxing authorities for years before 2008.

NOTE 11—REGULATORY MATTERS

The Bank is subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective-action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. Management believes as of June 30, 2012, the Bank has met all capital adequacy requirements to which it is subject.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of fiscal year-end 2012, the Corporation met the definition of a small bank holding company and, therefore, was exempt from consolidated risk-based and leverage capital adequacy guidelines for bank holding companies. At year-end 2012 and 2011, actual Bank capital levels (in millions) and minimum required levels were as follows:

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2012
Total capital (to risk weighted assets)
Bank	$28.5	13.4%	$17.0	8.0%	$21.2	10.0%
Tier 1 capital (to risk weighted assets)
Bank	24.2	11.4	8.5	4.0	12.7	6.0
Tier 1 capital (to average assets)
Bank	24.2	7.4	13.1	4.0	16.4	5.0
June 30, 2011
Total capital (to risk weighted assets)
Bank	$26.3	14.0%	$15.0	8.0%	$18.8	10.0%
Tier 1 capital (to risk weighted assets)
Bank	22.2	11.8	7.5	4.0	11.3	6.0
Tier 1 capital (to average assets)
Bank	22.2	7.5	11.8	4.0	14.8	5.0

As of the latest regulatory examination, the Bank was categorized as well capitalized. There are no conditions or events since that examination that management believes may have changed the Bank’s category.

The Corporation’s principal source of funds for dividend payment is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. As of June 30, 2012 the Bank could, without prior approval, declare a dividend of approximately $4,107.

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

The Bank evaluates each customer’s credit on a case by case basis. The amount of collateral obtained is based on management’s credit evaluation of the customer. The amount of commitments to extend credit and the exposure to credit loss for non-performance by the customer was $33,808 and $27,528 as of June 30, 2012 and 2011, respectively. Of the June 30, 2012 commitments, $28,978 carried variable rates of interest ranging from 2.00% to 7.25% and $4,830 carried fixed rates of interest ranging from 2.25% to 8.50%. Of the June 30, 2011 commitments, $25,119 carried variable rates of interest ranging from 2.00% to 7.25% and $2,409 carried fixed rates of interest ranging from 2.75% to 7.75%. Financial standby letters of credit were $645 and $579 as of June 30, 2012 and 2011, respectively. In addition, commitments to extend credit of $8,029 and $7,759 as of June 30, 2012 and 2011, respectively, were available to checking account customers related to the overdraft protection program. Since some loan commitments expire without being used, the amount does not necessarily represent future cash commitments.

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

Loans held for sale: The fair value of loans held for sale is estimated based upon binding contracts and quotes from third party investors resulting in a Level 2 classification.

Assets and liabilities measured at fair value on a recurring basis are summarized below, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements at June 30, 2012 Using
	Balance at June 30, 2012	Level 1	Level 2	Level 3
Assets:
Obligations of government-sponsored entities	$8,567	$—	$8,567	$—
Obligations of states and political subdivisions	35,276	—	35,276	—
Mortgage-backed securities - residential	49,331	—	49,331	—
Collateralized mortgage obligations	12,097	—	12,097	—
Trust preferred security	64	—	—	64
Loans held for sale	377	—	387	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Fair Value Measurements at June 30, 2011 Using
	Balance at June 30, 2011	Level 1	Level 2	Level 3
Securities available-for-sale:
Obligations of government sponsored entities	$16,260	$—	$16,260	$—
Obligations of states and political subdivisions	25,098	—	25,098	—
Mortgage-backed securities - residential	30,596	—	30,596	—
Collateralized mortgage obligations	19,868	—	19,868	—
Trust preferred security	67	—	—	67

There were no transfers between Level 1 and Level 2 during the 2012 or the 2011 fiscal year.

The following table presents a reconciliation of the trust preferred security measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended June 30, 2012 and 2011:

	Trust Preferred Security
	2012	2011
Beginning balance	$67	$422
Realized losses included in other income	—	(370)
Change in fair value included in other comprehensive income	(3)	15
Ending balance, June 30	$64	$67

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

Impaired Loans: At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive specific allocations of the allowance for loan losses or are charged down to their fair value. For collateral dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

Financial assets and financial liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at June 30, 2012 Using
	Balance at June 30, 2012	Level 1	Level 2	Level 3
Impaired loans:
Commercial	$11	$—	$—	$11
Commercial real estate:
Other	647	—	—	647
1-4 Family:
Owner occupied	40	—	—	40
Non-owner occupied	438	—	—	438

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Fair Value Measurements at June 30, 2011 Using
	Balance at June 30, 2011	Level 1	Level 2	Level 3
Impaired loans:
Commercial	$51	$—	$—	$51
Commercial real estate:
Other	871	—	—	871
1-4 Family:
Owner occupied	317	—	—	317
Non-owner occupied	434	—	—	434

Impaired loans, which are generally measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $1,479, with a valuation allowance of $343 at June 30, 2012. As of June 30, 2011, impaired loans with a principal balance of $2,105 had a valuation allowance of $432. The resulting impact to the provision for loan losses was a reduction of $24 being recorded for the year ended June 30, 2012. The resulting impact to the provision for loan losses was $272 being recorded for the year ended June 30, 2011.

The valuation technique used by an independent third party appraiser in the fair value measurement of collateral for collateral-dependent commercial real estate impaired loans primarily consisted of the sales comparison approach. The valuation technique used by an independent third party appraiser in the fair value measurement of collateral for collateral-dependent 1-4 family non-owner occupied impaired loans primarily consisted of the sales comparison and income approach. The significant unobservable inputs used in the fair value measurement relate to adjustments made to the value set forth in the appraisal by deducting estimated holding costs, costs to sell and a distressed sale adjustment. During the reported periods, collateral discounts for commercial real estate impaired loans ranged from 33% to 41% and for 1-4 family non-owner occupied impaired loans ranged from 15% to 39%.

Estimated fair value for cash and cash equivalents, certificates of deposits in other financial institutions, accrued interest receivable and payable, demand and savings deposits and short-term borrowings were considered to approximate carrying value. The methodologies for other financial assets and financial liabilities are discussed below:

Loans: Fair value for loans was estimated for portfolios of loans with similar financial characteristics. For adjustable rate loans that reprice at least annually and for fixed rate commercial loans with maturities of six months or less which possess normal risk characteristics, carrying value was determined to be fair value. Fair value of other types of loans (including adjustable rate loans which reprice less frequently than annually and fixed rate term loans or loans which possess higher risk characteristics) was estimated by discounting future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for similar anticipated maturities resulting in a Level 3 classification. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price.

Time deposits: Fair value of fixed-maturity certificates of deposit was estimated using the rates offered at June 30, 2012 and 2011, for deposits of similar remaining maturities. Estimated fair value does not include the benefit that result from low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market resulting in a Level 2 classification.

Federal Home Loan Bank advances: Fair value of Federal Home Loan Bank advances was estimated using current rates at June 30, 2012 and 2011 for similar financing resulting in a Level 2 classification.

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

The following table shows the estimated fair values of financial instruments that are reported at amortized cost in the Corporation’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2012		2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial Assets:
Level 1 inputs:
Cash and cash equivalents	$13,745	$13,745	$13,828	$13,828
Level 2 inputs:
Certificates of deposits in other financial institutions	5,645	5,645	4,900	4,900
Accrued interest receivable	1,043	1,043	980	980
Level 3 inputs:
Loans, net	195,095	196,592	175,450	174,182
Financial Liabilities:
Level 2 inputs:
Demand and savings deposits	200,011	200,011	159,302	159,302
Time deposits	84,470	85,262	88,944	89,725
Short-term borrowings	13,722	13,722	17,012	17,012
Federal Home Loan Bank advances	6,446	7,398	7,535	7,884
Accrued interest payable	56	56	82	82

NOTE 14—PARENT COMPANY FINANCIAL STATEMENTS

Condensed financial information of Consumers Bancorp. Inc. (parent company only) follows:

	June 30, 2012	June 30, 2011

Condensed Balance Sheets
Assets
Cash	$74	$25
Subordinated debenture receivable from subsidiary	2,000	2,000
Other assets	87	92
Investment in subsidiary	25,785	23,254
Total assets	$27,946	$25,371
Liabilities
Other liabilities	$56	$47
Shareholders’ equity	27,890	25,324
Total liabilities & shareholders’ equity	$27,946	$25,371

	Year Ended June 30, 2012	Year Ended June 30, 2011
Condensed Statements of Income
Cash dividends from subsidiary	$855	$650
Other income	160	160
Other expense	163	197
Income before income taxes and equity in undistributed net income of subsidiary	852	613
Income tax expense (benefit)	3	(9)
Income before equity in undistributed net income of subsidiary	849	622
Equity in undistributed net income of subsidiary	1,915	1,626
Net income	$2,764	$2,248

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended June 30, 2012	Year Ended June 30, 2011

Condensed Statements of Cash Flows
Cash flows from operating activities
Net income	$2,764	$2,248
Equity in undistributed net income of Bank subsidiary	(1,915)	(1,626)
Change in other assets and liabilities	14	(20)
Net cash flows from operating activities	863	602
Cash flows from financing activities
Dividend paid	(905)	(837)
Proceeds from dividend reinvestment and stock purchase plan	91	146
Net cash flows from financing activities	(814)	(691)
Change in cash and cash equivalents	49	(89)
Beginning cash and cash equivalents	25	114
Ending cash and cash equivalents	$74	$25

Note 15 – Earnings Per Share

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

	For the year Ended June 30,
	2012	2011
Basic:
Net income available to common shareholders	$2,764	$2,248
Weighted average common shares outstanding	2,051,390	2,042,874
Basic income per share	$1.35	$1.10

Diluted:
Net income available to common shareholders	$2,764	$2,248
Weighted average common shares outstanding	2,051,390	2,042,874
Dilutive effect of restricted stock	579	—
Total common shares and dilutive potential common shares	2,051,969	2,042,874
Dilutive income per share	$1.35	$1.10

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A—CONTROLS AND PROCEDURES

The management of the Corporation is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934 (Act). As of June 30, 2012, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of June 30, 2012 were effective in ensuring that information required to be disclosed by the Corporation in the reports that it files or submits under the Act were recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Corporation’s internal controls over financial reporting that occurred during the fourth quarter of fiscal year 2012 that have materially affected, or are reasonably likely to materially affect the Corporation’s internal controls over financial reporting. The Report of Management on the Company’s Internal Controls Over Financial Reporting appears on page 21.

ITEM 9B—OTHER INFORMATION

None.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth in the Corporation’s Proxy Statement dated September 21, 2012 under the captions “Election of Directors,” “Directors and Executive Officers,” “The Board of Directors and its Committees,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Certain Transactions and Relationships,” and is incorporated herein by reference.

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

ITEM 11—EXECUTIVE COMPENSATION

The information required by this item is set forth in the Corporation’s Proxy Statement dated September 21, 2012 under the captions “Director Compensation,” “Executive Compensation,” “Defined Contribution Plan,” “Outstanding Equity Awards at Fiscal Year-End,” “Salary Continuation Program,” “Noncompetition Agreement,” “Compensation Committee Report,” and “Compensation Committee Interlock and Insider Participation,” and is incorporated herein by reference.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this item is set forth in the Corporation’s Proxy Statement dated September 21, 2012 under the caption “Security Ownership of Certain Beneficial Owners and Management,” and is incorporated herein by reference.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth in the Corporation’s Proxy Statement dated September 21, 2012 under the caption “Certain Transactions and Relationships and Legal Proceedings,” and is incorporated herein by reference.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is set forth in the Corporation’s Proxy Statement dated September 21, 2012 under the caption “Principal Accounting Fees and Services,” and is incorporated herein by reference.

PART IV

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	The report of independent registered accounting firm and the consolidated financial statements appearing in Item 8.

(2)	Financial statement schedules are omitted as they are not required or are not applicable, or the required information is included in the financial statements.

(3)	The exhibits required by this item are listed in the Exhibit Index of this Form 10-K.

(b)	The exhibits to this Form 10-K begin on page 56 of this report.

(c)	See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSUMERS BANCORP, INC.

Date: September 21, 2012	By:	/s/ Ralph J. Lober, II
President and Chief Executive Officer
(principal executive officer)

	By:	/s/ Renee K. Wood
Chief Financial Officer and Treasurer
(principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 21, 2012.

Signatures	Signatures

/s/ Laurie L. McClellan	/s/ Ralph J. Lober, II
Laurie L. McClellan	Ralph J. Lober, II
Chairman of the Board of Directors	President, Chief Executive Officer and Director

/s/ John P. Furey	/s/ James V. Hanna
John P. Furey	James V. Hanna
Director	Director

/s/ Bradley Goris	/s/ David W. Johnson
Bradley Goris	David W. Johnson
Director	Director

/s/ James R. Kiko, Sr.	/s/ Thomas M. Kishman
James R. Kiko, Sr.	Thomas M. Kishman
Director	Director

/s/ Harry W. Schmuck, Jr.	/s/ John E. Tonti
Harry W. Schmuck, Jr.	John E. Tonti
Director	Director

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1	Amended and Restated Articles of Incorporation of the Corporation. Reference is made to Form 10-K of the Corporation filed September 22, 2010, which is incorporated herein by reference.

3.2	Amended and Restated Code of Regulations of the Corporation. Reference is made to Form 10-K of the Corporation filed September 15, 2008, which is incorporated herein by reference.

4	Form of Certificate of Common Shares. Reference is made to Form 10-KSB of the Corporation filed September 26, 2002, which is incorporated herein by reference.

10.3	Lease Agreement entered into between Furey Holdings, LLC and Consumers National Bank on December 23, 2005. Reference is made to Form 10-Q of the Corporation filed February 14, 2006, which is incorporated herein by reference.

10.6	2011 Amendment and Restatement of Salary Continuation agreement entered into with Mr. Lober on February 11, 2011. Reference is made to Form 10-Q of the Corporation filed February 11, 2011, which is incorporated herein by reference.

10.7	Form Noncompetition agreement entered into with Ms. Wood on February 11, 2011. Reference is made to Form 10-Q of the Corporation filed February 11, 2011, which is incorporated herein by reference.

11	Computation of Earnings per Share. Reference is made to this Annual Report on Form 10-K Note 15 to the Consolidated Financial Statements, which is incorporated herein by reference.

21	Subsidiaries of Consumers Bancorp, Inc. Filed with this Annual Report on Form 10-K.

23	Consent of Crowe Horwath LLP

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following material from Consumers Bancorp, Inc.’s Form 10-K Report for the year ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language) includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Income, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statement of Changes in Shareholders’ Equity, (5) Consolidated Statements of Cash Flows, and (6) the Notes to Consolidated Financial Statements.

