Form 10-Q
period 2012-09-30
CONSUMERS BANCORP INC /OH/
filed 2012-11-14
CIK 1006830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) or the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value	Outstanding at November 5, 2012
2,060,743 Common Shares

CONSUMERS BANCORP, INC.

FORM 10-Q

QUARTER ENDED September 30, 2012

Table of Contents

Page Number (s)
Part I – Financial Information

Item 1 – Financial Statements (Unaudited)
Consolidated Balance Sheets at September 30, 2012 and June 30, 2012	1

Consolidated Statements of Income for the three months ended September 30, 2012 and 2011	2

Consolidated Statements of Comprehensive Income for the three months ended September 30, 2012 and 2011	3

Consolidated Statements of Changes in Shareholders’ Equity for the three months ended September 30, 2012 and 2011	4

Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2012 and 2011	5

Notes to the Consolidated Financial Statements	6-26

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	27-37

Item 3 – Not Applicable for Smaller Reporting Companies

Item 4 – Controls and Procedures	38
Part II – Other Information
Item 1 – Legal Proceedings	39

Item 1A – Not Applicable for Smaller Reporting Companies

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3 – Defaults Upon Senior Securities	39

Item 4 – Mine Safety Disclosure	39

Item 5 – Other Information	39

Item 6 – Exhibits	39

Signatures	40

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

CONSUMERS BANCORP, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in thousands, except per share data)	September 30, 2012	June 30, 2012

ASSETS
Cash on hand and noninterest-bearing deposits in financial institutions	$8,248	$6,663
Federal funds sold and interest-bearing deposits in financial institutions	2,385	7,082
Total cash and cash equivalents	10,633	13,745
Certificates of deposit in other financial institutions	5,645	5,645
Securities, available-for-sale	105,662	105,335
Federal bank and other restricted stocks, at cost	1,186	1,186
Loans held for sale	408	377
Total loans	202,118	197,430
Less allowance for loan losses	(2,338)	(2,335)
Net loans	199,780	195,095
Cash surrender value of life insurance	5,652	5,605
Premises and equipment, net	5,849	5,752
Accrued interest receivable and other assets	2,150	2,021
Total assets	$336,965	$334,761

LIABILITIES
Deposits
Non-interest bearing demand	$66,131	$65,915
Interest bearing demand	35,453	35,055
Savings	98,116	99,041
Time	84,757	84,470
Total deposits	284,457	284,481

Short-term borrowings	15,005	13,722
Federal Home Loan Bank advances	6,427	6,446
Accrued interest and other liabilities	2,316	2,222
Total liabilities	308,205	306,871
Commitments and contingent liabilities	—	—

SHAREHOLDERS’ EQUITY
Preferred stock (no par value, 350,000 shares authorized, none outstanding)	—	—
Common stock (no par value, 3,500,000 shares authorized; 2,190,488 and 2,186,791 shares issued as of September 30, 2012 and June 30, 2012, respectively)	5,258	5,205
Retained earnings	23,108	22,740
Treasury stock, at cost (129,745 and 130,442 common shares as of September 30, 2012 and June 30, 2012, respectively)	(1,650)	(1,659)
Accumulated other comprehensive income	2,044	1,604
Total shareholders’ equity	28,760	27,890
Total liabilities and shareholders’ equity	$336,965	$334,761

See accompanying notes to consolidated financial statements

CONSUMERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months ended September 30,
(Dollars in thousands, except per share amounts)	2012	2011

Interest income
Loans, including fees	$2,605	$2,535
Securities, taxable	383	480
Securities, tax-exempt	304	245
Federal funds sold and other interest bearing deposits	15	16
Total interest income	3,307	3,276
Interest expense
Deposits	270	330
Short-term borrowings	6	11
Federal Home Loan Bank advances	50	60
Total interest expense	326	401
Net interest income	2,981	2,875
Provision for loan losses	25	92
Net interest income after provision for loan losses	2,956	2,783

Non-interest income
Service charges on deposit accounts	342	356
Debit card interchange income	193	179
Bank owned life insurance income	47	51
Securities gains, net	21	49
Other	61	37
Total non-interest income	664	672
Non-interest expenses
Salaries and employee benefits	1,565	1,326
Occupancy and equipment	314	258
Data processing expenses	85	139
Professional and director fees	92	94
FDIC Assessments	49	50
Franchise taxes	70	65
Marketing and advertising	117	76
Telephone and network communications	65	58
Debit card processing expenses	103	94
Amortization of intangible	-	41
Other	407	361
Total non-interest expenses	2,867	2,562
Income before income taxes	753	893
Income tax expense	138	206
Net Income	$615	$687

Basic and diluted earnings per share	$0.30	$0.34

See accompanying notes to consolidated financial statements

CONSUMERS BANCORP, INC.

Consolidated statements of comprehensive income

(Unaudited)

(Dollars in thousands)

	Three Months ended September 30,
	2012	2011

Net Income	$615	$687

Other comprehensive income, net of tax:
Net change in unrealized gains:

Available-for-sale securities:
Unrealized gains arising during the period	689	446
Reclassification adjustment for gains included in income	(21)	(49)
Net unrealized gains	668	397
Income tax effect	228	135
Other comprehensive income	440	262

Total comprehensive income	$1,055	$949

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months ended September 30,
	2012	2011

Balance at beginning of period	$27,890	$25,324

Net Income	615	687
Other comprehensive income	440	262
Issuance of 697 shares for vested restricted stock awards	9	—
Common stock issued for dividend reinvestment and stock purchase plan (3,697 shares for three months in 2012)	53	—
Common cash dividends	(247)	(226)

Balance at the end of the period	$28,760	$26,047

Common cash dividends per share	$0.12	$0.11

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30,
(Dollars in thousands)	2012	2011
Cash flows from operating activities
Net cash from operating activities	$759	$1,407

Cash flow from investing activities
Securities available-for-sale
Purchases	(5,478)	(17,212)
Maturities, calls and principal pay downs	4,973	5,660
Proceeds from sales of available-for-sale securities	530	4,951
Net decrease in certificates of deposits in other financial institutions	—	1,225
Net increase in loans	(4,710)	(2,456)
Acquisition of premises and equipment	(241)	(26)
Net cash from investing activities	(4,926)	(7,858)

Cash flow from financing activities
Net increase (decrease) in deposit accounts	(24)	14,108
Net change in short-term borrowings	1,283	624
Repayments of Federal Home Loan Bank advances	(19)	(19)
Issuance of treasury stock	9	—
Proceeds from dividend reinvestment and stock purchase plan	53	—
Dividends paid	(247)	(226)
Net cash from financing activities	1,055	14,487

Increase (decrease) in cash or cash equivalents	(3,112)	8,036

Cash and cash equivalents, beginning of period	13,745	13,828
Cash and cash equivalents, end of period	$10,633	$21,864

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$320	$409
Federal income taxes	150	—

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

Basis of Presentation: The consolidated financial statements for interim periods are unaudited and reflect all adjustments (consisting of only normal recurring adjustments), which, in the opinion of management, are necessary to present fairly the financial position and results of operations and cash flows for the periods presented. The unaudited financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by accounting principles generally accepted in the United States of America. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s Form 10-K for the year ended June 30, 2012. The results of operations for the interim period disclosed herein are not necessarily indicative of the results that may be expected for a full year.

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

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 2 – Securities

Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2012
Obligations of U.S. government-sponsored entities and agencies	$7,426	$68	$—	$7,494
Obligations of state and political subdivisions	37,547	1,918	(51)	39,414
Mortgage-backed securities – residential	46,107	1,189	(41)	47,255
Collateralized mortgage obligations	11,283	146	(4)	11,425
Trust preferred security	202	—	(128)	74
Total securities	$102,565	$3,321	$(224)	$105,662

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2012
Obligations of U.S. government-sponsored entities and agencies	$8,487	$80	$—	$8,567
Obligations of state and political subdivisions	33,808	1,577	(109)	35,276
Mortgage-backed securities - residential	48,255	1,108	(32)	49,331
Collateralized mortgage obligations	12,154	25	(82)	12,097
Trust preferred security	202	—	(138)	64
Total securities	$102,906	$2,790	$(361)	$105,335

Proceeds from the sale of available-for-sale securities were as follows:

	Three Months Ended September 30,
	2012	2011
Proceeds from sales	$530	$4,951
Gross realized gains	21	49

The amortized cost and fair values of available-for-sale securities at September 30, 2012, by expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, collateralized mortgage obligations and the trust preferred security are shown separately.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

	Amortized Cost	Estimated Fair Value
Due in one year or less	$2,502	$2,512
Due after one year through five years	5,874	5,971
Due after five years through ten years	11,312	11,954
Due after ten years	25,285	26,471
Total	44,973	46,908

Mortgage-backed securities – residential	46,107	47,255
Collateralized mortgage obligations	11,283	11,425
Trust preferred security	202	74
Total	$102,565	$105,662

The following table summarizes the securities with unrealized losses at September 30, 2012 and June 30, 2012, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or more		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

September 30, 2012

Obligations of states and political subdivisions	$4,594	$(51)	$—	$—	$4,594	$(51)
Mortgage-backed securities - residential	7,494	(41)	—	—	7,494	(41)
Collateralized mortgage obligations	1,412	(4)	—	—	1,412	(4)
Trust preferred security	—	—	74	(128)	74	(128)
Total temporarily impaired	$13,500	$(96)	$74	$(128)	$13,574	$(224)

	Less than 12 Months		12 Months or more		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

June 30, 2012

Obligations of states and political subdivisions	$6,002	$(109)	$—	$—	$6,022	$(109)
Mortgage-backed securities - residential	11,135	(32)	—	—	11,135	(32)
Collateralized mortgage obligations	6,411	(62)	2,314	(20)	8,725	(82)
Trust preferred security	—	—	64	(138)	64	(138)
Total temporarily impaired	$23,548	$(203)	$2,378	$(158)	$25,926	$(361)

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

Unrealized losses on obligations of state and political subdivisions, residential mortgage-backed securities and collateralized mortgage obligations have not been recognized into income because the decline in fair value is not attributed to credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery. The decline in fair value of the residential mortgage-backed securities and collateralized mortgage obligations is attributable to higher than projected prepayment speeds increasing the premium amortization and the decline in fair value of obligations of state and political subdivisions is largely due to spreads for these securities being wider at September 30, 2012 than when the securities were purchased. The fair value is expected to recover as the securities approach maturity.

Under the ASC Topic 325 model, the present value of the remaining cash flows as estimated at the preceding evaluation date are compared to the current expected remaining cash flows. An OTTI is deemed to have occurred if there has been an adverse change in the remaining expected future cash flows. The analysis of the trust preferred security falls within the scope of ASC Topic 325.

The Corporation owns a trust preferred security with an adjusted amortized cost of $202 and a fair value of $74, which represents collateralized debt obligations (CDOs) issued by other financial institutions, bank holding companies and a limited number of insurance companies. The security is part of a pool of issuers that support a more senior tranche of securities. Due to principal and/or interest deferrals by the issuers of the underlying securities, the cash interest payments for the trust preferred security are being deferred. On September 30, 2012, the lowest credit rating on this security was Fitch’s rating of C, which is defined as highly speculative. The investment security is evaluated using a model to compare the present value of expected cash flows to prior periods expected cash flows to determine if there has been an adverse change in cash flows during the period. The discount rate used to calculate the cash flows is the coupon rate of the security, based on the forward LIBOR curve. The OTTI model considers the structure and term of the CDO and the financial condition of the underlying issuers. In addition we use the model to “stress” the CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of the Corporation’s note class. According to the September 30, 2012 analysis, the expected cash flows were above the recorded amortized cost of the trust preferred security. The accumulated other-than-temporary impairment loss that has been recognized in earnings was $780 at September 30, 2012 and June 30, 2012. If there is further deterioration in the underlying collateral of this security, other-than-temporary impairments may also occur in future periods. Due to the illiquidity in the market, it is unlikely the Corporation would be able to recover its investment in this security if the Corporation sold the security at this time.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 3 – Loans

Major classifications of loans were as follows:

	September 30, 2012	June 30, 2012
Commercial	$23,506	$23,041
Commercial real estate:
Construction	2,607	1,546
Other	113,811	110,775
1 – 4 Family residential real estate:
Owner occupied	33,417	34,000
Non-owner occupied	18,739	18,794
Construction	248	187
Consumer	10,121	9,407
Subtotal	202,449	197,750
Less: Net deferred loan fees	(331)	(320)
Allowance for loan losses	(2,338)	(2,335)
Net Loans	$199,780	$195,095

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ending September 30, 2012:

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total

Allowance for loan losses:
Beginning balance	$143	$1,283	$712	$197	$2,335
Provision for loan losses	6	(8)	(20)	47	25
Loans charged-off	(4)	—	(15)	(19)	(38)
Recoveries	—	—	—	16	16
Total ending allowance balance	$145	$1,275	$677	$241	$2,338

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2011:

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total

Allowance for loan losses:
Beginning balance	$179	$882	$947	$93	$2,101
Provision for loan losses	(82)	172	(33)	35	92
Loans charged-off	—	—	(69)	(50)	(119)
Recoveries	—	—	—	13	13
Total ending allowance balance	$97	$1,054	$845	$91	$2,087

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2012. Included in the recorded investment in loans is $534 of accrued interest receivable net of deferred loan fees of $331.

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$46	$62	$257	$—	$365
Collectively evaluated for impairment	99	1,213	420	241	1,973
Total ending allowance balance	$145	$1,275	$677	$241	$2,338

Recorded investment in loans:
Loans individually evaluated for impairment	$104	$949	$1,392	$—	$2,445
Loans collectively evaluated for impairment	23,458	115,513	51,134	10,102	200,207
Total ending loans balance	$23,562	$116,462	$52,526	$10,102	$202,652

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2012. Included in the recorded investment in loans is $494 of accrued interest receivable net of deferred loan fees of $320.

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

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents information related to loans individually evaluated for impairment by class of loans as of and for the three months ended September 30, 2012:

	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial	$11	$11	$—	$11	$—	$—
Commercial real estate:
Other	94	94	—	103	—	—
1-4 Family residential real estate:
Owner occupied	81	81	—	81	—	—
Non-owner occupied	57	58	—	57	1	1
With an allowance recorded:
Commercial	93	93	46	122	—	—
Commercial real estate:
Other	854	855	62	863	2	2
1-4 Family residential real estate:
Owner occupied	310	310	42	314	—	—
Non-owner occupied	942	943	215	946	6	6
Total	$2,442	$2,445	$365	$2,497	$9	$9

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents information related to loans individually evaluated for impairment by class of loans as of June 30, 2012 and for the three months ended September 30, 2011:

	As of June 30, 2012			Three Months ended September 30, 2011
	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial	$12	$12	$—	$17	$—	$—
Commercial real estate:
Other	144	144	—	635	3	3
1-4 Family residential real estate:
Owner occupied	238	238	—	97	2	2
Non-owner occupied	64	65	—	43	—	—
With an allowance recorded:
Commercial	136	136	50	63	—	—
Commercial real estate:
Other	851	852	82	763	5	5
1-4 Family residential real estate:
Owner occupied	160	160	13	218	2	2
Non-owner occupied	952	954	245	871	—	—
Total	$2,557	$2,561	$390	$2,707	$12	$12

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the recorded investment in non-accrual and loans past due over 90 days still on accrual by class of loans as of September 30, 2012 and June 30, 2012:

	September 30, 2012		June 30, 2012
		Loans Past Due		Loans Past Due
		Over 90 Days		Over 90 Days
		Still		Still
	Non-accrual	Accruing	Non-accrual	Accruing
Commercial	$93	$—	$51	$—
Commercial real estate:
Other	863	—	911	—
1 – 4 Family residential:
Owner occupied	300	—	307	—
Non-owner occupied	716	—	663	—
Consumer	—	—	—	—
Total	$1,972	$—	$1,932	$—

Non-accrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the aging of the recorded investment in past due loans as of September 30, 2012 by class of loans:

	Days Past Due
			90 Days or
	30 - 59	60 - 89	Greater &	Total	Loans Not
	Days	Days	Non-accrual	Past Due	Past Due	Total
Commercial	$9	$—	$78	$87	$23,475	$23,562
Commercial real estate:
Construction	—	—	—	—	2,609	2,609
Other	26	—	280	306	113,547	113,853
1-4 Family residential:
Owner occupied	159	—	254	413	33,126	33,539
Non-owner occupied	—	87	43	130	18,610	18,740
Construction	—	—	—	—	247	247
Consumer	7	—	—	7	10,095	10,102
Total	$201	$87	$655	$943	$201,709	$202,652

The above table of past due loans includes the recorded investment in non-accrual loans of $63 in the 60-89 days past due category and $1,254 in the loans not past due category.

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

The above table of past due loans includes the recorded investment in non-accrual loans of $43 in the 30 – 59 days past due category and $1,410 in the loans not past due category.

Troubled Debt Restructurings:

As of September 30, 2012, the recorded investment of loans classified as troubled debt restructurings was $1,806 with $193 of specific reserves allocated to these loans. As of June 30, 2012, the recorded investment of loans classified as troubled debt restructurings was $1,973 with $258 of specific reserves allocated to these loans. As of September 30, 2012 and June 30, 2012, the Corporation had not committed to lend any additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

During the three months ended September 30, 2012, there were no loan modifications completed that were classified as troubled debt restructurings. During the year ended June 30, 2012, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; a permanent reduction of the recorded investment in the loan; or a temporary reduction in the payment amount to interest only.

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

There were no troubled debt restructurings or impact on the provision for loan losses for the three months ended September 30, 2012. Troubled debt restructurings increased the allowance for loan losses by $20 and resulted in charge offs of $63 during the period ended September 30, 2011.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within 12 months following the modification during the period ending September 30, 2012:

	Number of	Recorded
	Loans	Investment
Commercial real estate:
Other	1	$428

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. Subsequent to the payment default, the above referenced loan has been paid current under the modified terms of the loan. The troubled debt restructuring that subsequently defaulted did not increase the allowance for loan losses or have any charge-off during the periods ending September 30, 2012 or June 30, 2012.

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

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

	As of September 30, 2012
		Special			Not
	Pass	Mention	Substandard	Doubtful	Rated
Commercial	$22,292	$38	$74	$104	$1,054
Commercial real estate:
Construction	2,421	158	—	—	30
Other	103,514	5,833	2,752	949	805
1-4 Family residential real estate:
Owner occupied	3,953	—	99	391	29,096
Non-owner occupied	14,109	2,157	860	1,001	613
Construction	200	—	—	—	47
Consumer	—	—	—	—	10,102
Total	$146,489	$8,186	$3,785	$2,445	$41,747

	As of June 30, 2012
		Special			Not
	Pass	Mention	Substandard	Doubtful	Rated
Commercial	$21,642	$240	$14	$148	$1,044
Commercial real estate:
Construction	1,353	163	—	—	31
Other	98,942	7,332	2,657	996	874
1-4 Family residential real estate:
Owner occupied	4,256	—	99	398	29,365
Non-owner occupied	14,205	2,197	875	1,019	500
Construction	47	—	—	—	139
Consumer	—	—	—	—	9,388
Total	$140,445	$9,932	$3,645	$2,561	$41,341

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

Assets and liabilities measured at fair value on a recurring basis are summarized below, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Balance at September 30,	Fair Value Measurements at September 30, 2012 Using
	2012	Level 1	Level 2	Level 3
Assets:
Obligations of U.S. government-sponsored entities and agencies	$7,494	$—	$7,494	$—
Obligations of states and political subdivisions	39,414	—	39,414	—
Mortgage-backed securities – residential	47,255	—	47,255	—
Collateralized mortgage obligations	11,425	—	11,425	—
Trust preferred security	74	—	—	74
Loans held for sale	408	—	415	—

	Balance at	Fair Value Measurements at June 30, 2012 Using
	June 30, 2012	Level 1	Level 2	Level 3
Assets:
Obligations of U.S. government-sponsored entities and agencies	$8,567	$—	$8,567	$—
Obligations of states and political subdivisions	35,276	—	35,276	—
Mortgage-backed securities - residential	49,331	—	49,331	—
Collateralized mortgage obligations	12,097	—	12,097	—
Trust preferred security	64	—	—	64
Loans held for sale	377	—	387	—

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

There were no transfers between Level 1 and Level 2 during the first quarter of the 2013 fiscal year or the during the 2012 fiscal year.

The following table presents a reconciliation of the trust preferred security measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended September 30, 2012 and 2011:

	2012	2011
Beginning balance	$64	$67
Change in fair value included in other comprehensive income	10	(3)
Ending balance, September 30	$74	$64

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

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Financial assets and financial liabilities measured at fair value on a non-recurring basis are summarized below:

	Balance at September 30,	Fair Value Measurements at September 30, 2012 Using
	2012	Level 1	Level 2	Level 3
Impaired loans:
Commercial	$47	$—	$—	$47
Commercial real estate:
Other	661	—	—	661
1-4 Family
Owner occupied	161	—	—	161
Non-owner occupied	458	—	—	458

	Balance at	Fair Value Measurements at June 30, 2012 Using
	June 30, 2012	Level 1	Level 2	Level 3
Impaired loans:
Commercial	$11	$—	$—	$11
Commercial real estate:
Other	647	—	—	647
1-4 Family
Owner occupied	40	—	—	40
Non-owner occupied	438	—	—	438

Impaired loans, which are generally measured for impairment using the fair value of the collateral for collateral dependant loans, had a principal balance of $1,643, with a valuation allowance of $317 at September 30, 2012. As of June 30, 2012, impaired loans with a principal balance of $1,479 had a valuation allowance of $343. The resulting impact to the provision for loan losses was a reduction of $27 being recorded for the three month period ended September 30, 2012. For the three month period ended September 30, 2011, there was no additional provision for loan losses recorded.

The valuation technique used by an independent third party appraiser in the fair value measurement of collateral for collateral-dependent commercial real estate impaired loans primarily consisted of the sales comparison approach. The valuation technique used by an independent third party appraiser in the fair value measurement of collateral for collateral-dependent 1-4 family non-owner occupied impaired loans primarily consisted of the sales comparison and income approach. The significant unobservable inputs used in the fair value measurement relate to adjustments made to the value set forth in the appraisal by deducting estimated holding costs, costs to sell and a distressed sale adjustment. For the September 30, 2012 period, collateral discounts for commercial real estate impaired loans ranged from 30% to 39%, for 1-4 family owner occupied impaired loans ranged from 33% to 37% and for 1-4 family non-owner occupied impaired loans was 30%. For the June 30, 2012 period, collateral discounts for commercial real estate impaired loans ranged from 33% to 41% and for 1-4 family non-owner occupied impaired loans ranged from 15% to 39%.

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

Time deposits: Fair value of fixed-maturity certificates of deposit was estimated using the rates offered at September 30, 2012 and June 30, 2012, for deposits of similar remaining maturities. Estimated fair value does not include the benefit that result from low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market resulting in a Level 2 classification.

Federal Home Loan Bank advances: Fair value of Federal Home Loan Bank advances was estimated using current rates at September 30, 2012 and June 30, 2012 for similar financing resulting in a Level 2 classification.

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

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table shows the estimated fair values of financial instruments that are reported at amortized cost in the Corporation’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	September 30, 2012		June 30, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Level 1 inputs:
Cash and cash equivalents	$10,633	$10,633	$13,745	$13,745
Level 2 inputs:
Certificates of deposits in other financial institutions	5,645	5,674	5,645	5,645
Accrued interest receivable	1,145	1,145	1,043	1,043
Level 3 inputs:
Loans, net	199,780	200,813	195,095	196,592
Financial Liabilities:
Level 2 inputs:
Demand and savings deposits	199,700	199,700	200,011	200,011
Time deposits	84,757	85,520	84,470	85,262
Short-term borrowings	15,005	15,005	13,722	13,722
Federal Home Loan Bank advances	6,427	7,377	6,446	7,398
Accrued interest payable	62	62	56	56

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

	For the Three Months Ended September 30,
	2012	2011
Basic:
Net income available to common shareholders	$615	$687
Weighted average common shares outstanding	2,057,751	2,049,974
Basic income per share	$0.30	$0.34

Diluted:
Net income available to common shareholders	$615	$687
Weighted average common shares outstanding	2,057,751	2,049,974
Dilutive effect of restricted stock	416	256
Total common shares and dilutive potential common shares	2,058,167	2,050,230
Dilutive income per share	$0.30	$0.34

CONSUMERS BANCORP, INC.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share data)

General

The following is management’s analysis of the Corporation’s results of operations for the three month period ended September 30, 2012, compared to the same period in 2011, and the consolidated balance sheet at September 30, 2012 compared to June 30, 2012. This discussion is designed to provide a more comprehensive review of the operating results and financial condition than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

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

Results of Operations

Three Months Ended September 30, 2012 and September 30, 2011

Net Income

In the first quarter of fiscal year 2013, net income was $615, or $0.30 per common share, compared with $687, or $0.34 per common share, in the prior year period. The following key factors summarize our results of operations for the three months ending September 30, 2012:

•	net interest income increased by $106, or 3.7%, in 2012 from the same period in 2011;
•	loan loss provision expense in 2012 totaled $25 compared to $92 from the same period in 2011;
•	noninterest income declined by $8, or 1.2%, in 2012 from the same prior year period mainly as a result of a decrease of $28 in the net gains on the sale of securities; and
•	noninterest expenses increased by $305, or 11.9%, in 2012 principally as a result of higher salary and employee benefits due to staff hired in the lending area and new staff for the Jackson-Belden office that opened July 31, 2012.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Return on average equity and return on average assets were 8.68% and 0.73%, respectively, for the first quarter of fiscal year 2013 compared to 10.55% and 0.90%, respectively, for the first quarter of fiscal year 2012.

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

The Corporation’s net interest margin for the three months ended September 30, 2012 was 3.94%, compared to 4.10% for the same year ago period. Net interest income for the three months ended September 30, 2012 increased by $106, or 3.7%, to $2,981 from $2,875 for the same year ago period. The increase in net interest income was primarily the result of a decline in the Corporation’s cost of funds and an increase in average interest-earning assets.

Interest income for the three months ended September 30, 2012 increased by $31, or 0.9%, from the same year ago period. An increase of $26,323, or 9.0%, in average interest-earning assets more than offset the impact the low interest rate environment has had on the yield of average interest-earning assets. Interest expense for the three months ended September 30, 2012 decreased by $75, or 18.7%, from the same year ago period. The Corporation’s cost of funds decreased to 0.54% for the three month period ended September 30, 2012 from 0.75% for the same year ago period mainly due to lower market rates affecting the rates paid on most all interest-bearing deposit accounts and borrowings. The Corporation has introduced a NOW checking account product that pays a higher rate of interest to customers who meet certain qualifications, with one of the main qualifications being the frequent use of a debit card. As a result, debit card interchange income has increased (see discussion in “Non-Interest Income” section) and the cost of the NOW checking account increased from 0.15% to 0.20% from the same year ago period.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Average Balance Sheets and Analysis of Net Interest Income for the Three Months Ended September 30,

(In thousands, except percentages)

	2012			2011
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Taxable securities	$68,921	$383	2.24%	$69,400	$480	2.79%
Nontaxable securities (1)	37,500	452	5.00	25,594	362	5.76
Loans receivable (1)	199,169	2,613	5.21	178,357	2,541	5.65
Interest bearing deposits and federal funds sold	12,612	15	0.47	18,528	16	0.34
Total interest-earning assets	318,202	3,463	4.35%	291,879	3,399	4.65%

Noninterest-earning assets	17,751			13,466

Total Assets	$335,953			$305,345

Interest-bearing liabilities:
NOW	$35,344	$18	0.20%	$15,720	$6	0.15%
Savings	100,055	27	0.11	82,725	36	0.17
Time deposits	84,330	225	1.06	88,511	288	1.29
Short-term borrowings	13,830	6	0.17	16,813	11	0.26
FHLB advances	6,434	50	3.08	7,523	60	3.16
Total interest-bearing liabilities	239,993	326	0.54%	211,292	401	0.75%

Noninterest-bearing liabilities:
Noninterest-bearing checking accounts	65,384			66,214
Other liabilities	2,462			1,923
Total liabilities	307,839			279,429
Shareholders’ equity	28,114			25,916

Total liabilities and shareholders’ equity	$335,953			$305,345

Net interest income, interest rate spread (1)		$3,137	3.81%		$2,998	3.90%

Net interest margin (net interest as a percent of average interest-earning assets) (1)			3.94%			4.10%

Federal tax exemption on non-taxable securities and loans included in interest income		$156			$123

Average interest-earning assets to interest-bearing liabilities	132.59%			138.14%

(1)   calculated on a fully taxable equivalent basis

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Provision for Loan Losses

The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management's assessment of the estimated probable credit losses in the Bank’s loan portfolio that have been incurred at each balance sheet date. For the three month period ended September 30, 2012, the provision for loan losses was $25, a decrease of $67 from the same prior year period. The allowance for loan losses as a percentage of loans was 1.18% at June 30, 2012 and 1.16% at September 30, 2012.

Net charge-offs for the three month period ending September 30, 2012 were $22, or 0.04% of total average loans on an annualized basis, compared with $106, or 0.24% of total average loans, for the same period last year. The provision for the 1-4 family residential real estate loan portfolio was a negative $20 for the current period primarily as a result of improvement in the three year historical loss ratio for this portfolio. The provision for the commercial real estate loan portfolio was a negative $8 for the current period primarily as a result of the upgrade of commercial real estate loans from special mention to pass.

Non-performing loans were $1,972 as of September 30, 2012 and represented 0.98% of total loans. This compared with $1,932, or 0.98%, at June 30, 2012 and $2,019, or 1.12%, as of September 30, 2011. The allowance for loan losses to total non-performing loans at September 30, 2012 was 118.56% compared with 120.86% at June 30, 2012 and 103.37% at September 30, 2011.

The provision for loan losses for the period ending September 30, 2012 was considered sufficient by management for maintaining an appropriate allowance for loan losses for probable incurred credit losses.

Non-Interest Income

Non-interest income totaled $664 for the first quarter of fiscal year 2013, compared to $672 for the same period last year. Non-interest income for the first quarter of fiscal year 2013 included a net gain from the sale of securities of $21 compared with a net gain of $49 recognized during the same prior year period.

Service charges on deposits decreased by $14, or 3.9%, during the first quarter of fiscal year 2013 mainly due to a decline in overdraft fee income from the same period last year. Debit card interchange income increased by $14, or 7.8%, from the same period last year mainly due to an increase in debit card usage by our customers as a result of the new NOW checking account product previously discussed.

Non-Interest Expenses

Total non-interest expenses increased to $2,867, or 11.9%, during the first quarter of fiscal year 2013, compared with $2,562 during the same year ago period.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Salaries and employee benefits increased by $239, or 18.0%, during the first quarter of fiscal year 2013. The increase was primarily associated with staff additions in the lending area and new staff for the Jackson-Belden office that was opened July 31, 2012.

Occupancy and equipment increased by $56, or 21.7%, during the first quarter of fiscal year 2013 mainly due to an increase in building depreciation expense associated with the Minerva, Ohio corporate headquarters and branch location. The book value of this location is being expensed over the remaining useful life since a new facility is planned to replace the current facility by spring of 2014.

Marketing and advertising expenses increased by $41, or 53.9%, to $117 compared to the same period last year mainly due to an increase in marketing efforts as a result of the opening of the Jackson, Ohio branch location.

Debit card processing expenses increased by $9, or 9.6%, during the first quarter of fiscal year 2013 mainly as a result of increased debit card usage by our customers.

The amortization of intangible expense declined from the previous year since the core deposit purchase premium of the Lisbon, Ohio branch that was purchased in January 2000 is fully amortized.

Total other expenses increased by $46, or 12.7%, during the first quarter of fiscal year 2013, mainly as a result of higher education and development expenses from the introduction of a management development program, higher office supplies expense as a result of opening the Jackson-Belden office and higher internet banking expenses as a result of an increased number of personal and business customers using the internet banking product.

Income Taxes

Income tax expense for the three month period ended September 30, 2012 decreased by $68, to $138 from $206, compared to a year ago. The effective tax rate was 18.3% for the current quarter as compared to 23.1% for the same period last year. The decline in the effective tax rate was primarily the result of an increase in tax-exempt municipal income.

The effective tax rate differed from the federal statutory rate principally as a result of tax-exempt income from obligations of states and political subdivisions, loans and earnings on bank owned life insurance.

Financial Condition

Total assets at September 30, 2012 were $336,965 compared to $334,761 at June 30, 2012, an increase of $2,204, or an annualized 2.6%.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Available-for-sale securities increased by $327 from $105,335 at June 30, 2012 to $105,662 at September 30, 2012. Within the securities portfolio, the Corporation owns a trust preferred security with an adjusted amortized cost of $202 and a fair value of $74, which represents collateralized debt obligations (CDOs) issued by other financial institutions, bank holding companies and a limited number of insurance companies. The security is part of a pool of issuers that support a more senior tranche of securities. Due to principal and/or interest deferrals by the issuers of the underlying securities, the cash interest payments for the trust preferred security are being deferred. On September 30, 2012, the lowest credit rating on this security was Fitch’s rating of C, which is defined as highly speculative. The investment security is evaluated using a model to compare the present value of expected cash flows to prior periods expected cash flows to determine if there has been an adverse change in cash flows during the period. The discount rate used to calculate the cash flows is the coupon rate of the security, based on the forward LIBOR curve. The OTTI model considers the structure and term of the CDO and the financial condition of the underlying issuers. In addition we use the model to “stress” the CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of the Corporation’s note class. According to the September 30, 2012 analysis, the expected cash flows were above the recorded amortized cost of the trust preferred security. The accumulated other-than-temporary impairment loss that has been recognized in earnings was $780 at September 30, 2012 and June 30, 2012. If there is further deterioration in the underlying collateral of this security, other-than-temporary impairments may also occur in future periods. Due to the illiquidity in the market, it is unlikely the Corporation would be able to recover its investment in this security if the Corporation sold the security at this time.

Loan receivables increased by $4,688, or 2.4%, to $202,118 at September 30, 2012 compared to $197,430 at June 30, 2012 mainly as a result of expanded calling efforts.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Non-Performing Assets

The following table presents the aggregate amounts of non-performing assets and respective ratios as of the dates indicated.

	September 30, 2012	June 30, 2012	September 30, 2011
Non-accrual loans	$1,972	$1,932	$2,019
Loans past due over 90 days and still accruing	—	—	—
Total non-performing loans	1,972	1,932	2,019
Other real estate owned	—	—	76
Total non-performing assets	$1,972	$1,932	$2,095

Non-performing loans to total loans	0.98%	0.98%	1.12%
Allowance for loan losses to total non-performing loans	118.56%	120.86%	103.37%

As of September 30, 2012, impaired loans totaled $2,445, of which $1,843 are included in non-accrual loans. Commercial and commercial real estate loans are classified as impaired if management determines that full collection of principal and interest, in accordance with the terms of the loan documents, is not probable. Impaired loans and non-performing loans have been considered in management’s analysis of the appropriateness of the allowance for loan losses. Management and the Board of Directors are closely monitoring these loans and believe that the prospects for recovery of principal and interest, less identified specific reserves, are favorable.

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

(Dollars in thousands, except per share data)

Net cash inflow from operating activities for the three month period ended September 30, 2012 was $759, net cash outflows from investing activities was $4,926 and net cash inflows from financing activities was $1,055. A major source of cash was $5,503 from sales, maturities, calls or principal pay downs on available-for-sale securities and a $1,283 increase in short-term borrowings. A major use of cash included the $5,478 purchase of securities. Total cash and cash equivalents was $10,633 as of September 30, 2012 compared to $13,745 at June 30, 2012 and $21,864 at September 30, 2011.

The Bank offers several types of deposit products to its customers. The rates offered by the Bank and the fees charged for them are competitive with others currently available in the market area. Deposits totaled $284,457 at September 30, 2012 compared with $284,481 at June 30, 2012. The overall cost for funds decreased by 21 basis points from the same year ago period.

To provide an additional source of liquidity, the Corporation has entered into an agreement with the Federal Home Loan Bank (FHLB) of Cincinnati. At September 30, 2012, FHLB advances totaled $6,427 as compared with $6,446 at June 30, 2012. As of September 30, 2012, the Bank had the ability to borrow an additional $21,834 from the FHLB based on a blanket pledge of qualifying first mortgage loans. The Corporation considers the FHLB to be a reliable source of liquidity funding, secondary to its deposit base.

Short-term borrowings consisted of repurchase agreements which is a financing arrangement that matures daily. The Bank pledges securities as collateral for the repurchase agreements. Short-term borrowings increased to $15,005 at September 30, 2012 from $13,722 at June 30, 2012.

Jumbo time deposits (those with balances of $100 thousand and over) totaled $34,278 at September 30, 2012 and $34,422 at June 30, 2012. These deposits are monitored closely by the Corporation and are mainly priced on an individual basis. When these deposits are from a municipality, certain bank-owned securities are pledged to guarantee the safety of these public fund deposits as required by Ohio law. The Corporation has the option to use a fee-paid broker to obtain deposits from outside its normal service area as an additional source of funding. The Corporation however, does not rely upon these deposits as a primary source of funding. Although management monitors interest rates on an ongoing basis, a quarterly rate sensitivity report is used to determine the effect of interest rate changes on the financial statements. In the opinion of management, enough assets or liabilities could be repriced over the near term (up to three years) to compensate for such changes. The spread on interest rates, or the difference between the average earning assets and the average interest-bearing liabilities, is monitored quarterly.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Capital Resources

Total shareholders’ equity increased by $870 from June 30, 2012 to $28,760 as of September 30, 2012. The increase was mainly due to net income for the current three month period and an increase in the fair value of available-for-sale securities offset by cash dividends paid during the period.

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

The Bank’s leverage and risk-based capital ratios as of September 30, 2012 were 7.3% and 13.3%, respectively. This compares to leverage and risk-based capital ratios of 7.4% and 13.4%, respectively, as of June 30, 2012. The Bank exceeded minimum regulatory capital requirements to be considered well-capitalized for both periods. Management is not aware of any matters occurring subsequent to September 30, 2012 that would cause the Bank’s capital category to change.

Regulatory reforms continue to be adopted which impose additional restrictions on current business practices and one such proposal is the Federal Reserve BASEL III capital plan rules. In June 2012, the Federal Reserve Board, Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation (collectively, the Agencies) each issued notices of proposed rulemaking that would revise and replace the Agencies’ current capital rules to align with the BASEL III capital standards and meet certain requirements of the Dodd-Frank Act. Certain requirements of the notices of proposed rulemaking would establish more restrictive capital definitions, higher risk-weightings for certain asset classes, capital buffers and higher minimum capital ratios. The notices of proposed rulemaking were in a comment period through October 22, 2012, and are subject to further modification by the Agencies. We are currently evaluating the impact of the proposals on our regulatory capital ratios. There can be no guarantee that Basel III will be adopted in its current form, what changes may be made before adoption, or when ultimate adoption will occur.

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

(Dollars in thousands, except per share data)

The Corporation has identified the appropriateness of the allowance for loan losses and the valuation of securities as critical accounting policies and an understanding of these policies are necessary to understand the financial statements. Critical accounting policies are those policies that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Footnote one (Securities and Allowance for Loan Losses), footnote two (Securities), footnote three (Loans) and Management Discussion and Analysis of Financial Condition and Results from Operation (Critical Accounting Policies) of the 2012 Form 10-K provide detail with regard to the Corporation’s accounting for the allowance for loan losses and valuation of securities and other-than-temporary impairment. There have been no significant changes in the application of accounting policies since June 30, 2012.

Forward-Looking Statements

When used in this report (including information incorporated by reference in this report), the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “believe” or similar expressions are intended to identify “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may involve risks and uncertainties that are difficult to predict, may be beyond the Corporation’s control, and could cause actual results to differ materially from those described in such statements. Any such forward-looking statements are made only as of the date of this report or the respective dates of the relevant incorporated documents, as the case may be, and, except as required by law, the Corporation undertakes no obligation to update these forward-looking statements to reflect subsequent events or circumstances. Factors that could cause actual results for future periods to differ materially from those anticipated or projected include, but are not limited to:

•	regional and national economic conditions becoming less favorable than expected, resulting in, among other things, a deterioration in credit quality of assets and the underlying value of collateral could prove to be less valuable than otherwise assumed;
•	the economic impact from the oil and gas activity in the region could be less than expected or the timeline for development could be longer than anticipated;
•	the nature, extent, and timing of government and regulatory actions;
•	material unforeseen changes in the financial condition or results of Consumers National Bank’s customers;
•	changes in levels of market interest rates which could reduce anticipated or actual margins;
•	competitive pressures on product pricing and services; and
•	a deterioration in market conditions causing debtors to be unable to meet their obligations.

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

None

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not Applicable

Item 5 – Other Information

None

Item 6 – Exhibits

Exhibit
Number	Description
Exhibit 11	Statement regarding Computation of Per Share Earnings (included in Note 1 to the Consolidated Financial Statements).

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Exhibit 101	The following material from Consumers Bancorp, Inc.’s Form 10-Q Report for the quarterly period ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language) includes: (1) Unaudited Consolidated Balance Sheets, (2) Unaudited Consolidated Statements of Income, (3) Unaudited Consolidated Statements of Comprehensive Income, (4) Unaudited Consolidated Statement of Changes in Shareholders’ Equity, (5) Unaudited Condensed Consolidated Statements of Cash Flows, and (6) the Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMERS BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSUMERS BANCORP, INC.
(Registrant)

Date: November 14, 2012	/s/ Ralph J. Lober
Ralph J. Lober, II
President & Chief Executive Officer
(principal executive officer)

Date: November 14, 2012	/s/ Renee K. Wood
Renee K. Wood
Chief Financial Officer & Treasurer
(principal financial officer)

