Form 10-Q
period 2012-12-31
CONSUMERS BANCORP INC /OH/
filed 2013-02-14
CIK 1006830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) or the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2012

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from _____________________ To ____________________

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value	Outstanding at February 11, 2013
2,063,538 Common Shares

CONSUMERS BANCORP, INC.

FORM 10-Q

QUARTER ENDED December 31, 2012

Table of Contents

Page Number (s)
Part I – Financial Information

Item 1 – Financial Statements (Unaudited)
Consolidated Balance Sheets at December 31, 2012 and June 30, 2012	1

Consolidated Statements of Income for the three and six months ended December 31, 2012 and 2011	2

Consolidated Statements of Comprehensive Income for the three and six months ended December 31, 2012 and 2011	3

Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended December 31, 2012 and 2011	4

Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2012 and 2011	5

Notes to the Consolidated Financial Statements	6-29

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	30-43

Item 3 – Not Applicable for Smaller Reporting Companies

Item 4 – Controls and Procedures	44
Part II – Other Information
Item 1 – Legal Proceedings	45

Item 1A – Not Applicable for Smaller Reporting Companies

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 3 – Defaults Upon Senior Securities	45

Item 4 – Mine Safety Disclosure	45

Item 5 – Other Information	45

Item 6 – Exhibits	45

Signatures	46

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

CONSUMERS BANCORP, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in thousands, except per share data)	December 31, 2012	June 30, 2012

ASSETS
Cash on hand and noninterest-bearing deposits in financial institutions	$7,790	$6,663
Federal funds sold and interest-bearing deposits in financial institutions	2,524	7,082
Total cash and cash equivalents	10,314	13,745
Certificates of deposit in other financial institutions	6,625	5,645
Securities, available-for-sale	109,478	105,335
Federal bank and other restricted stocks, at cost	1,186	1,186
Loans held for sale	310	377
Total loans	205,686	197,430
Less allowance for loan losses	(2,367)	(2,335)
Net loans	203,319	195,095
Cash surrender value of life insurance	5,701	5,605
Premises and equipment, net	5,781	5,752
Accrued interest receivable and other assets	1,868	2,021
Total assets	$344,582	$334,761

LIABILITIES
Deposits
Non-interest bearing demand	$70,960	$65,915
Interest bearing demand	38,317	35,055
Savings	100,424	99,041
Time	82,540	84,470
Total deposits	292,241	284,481

Short-term borrowings	14,685	13,722
Federal Home Loan Bank advances	6,408	6,446
Accrued interest and other liabilities	2,152	2,222
Total liabilities	315,486	306,871
Commitments and contingent liabilities	—	—

SHAREHOLDERS’ EQUITY
Preferred stock (no par value, 350,000 shares authorized, none outstanding)	—	—
Common stock (no par value, 3,500,000 shares authorized; 2,193,283 and 2,186,791 shares issued as of December 31, 2012 and June 30, 2012, respectively)	5,304	5,205
Retained earnings	23,607	22,740
Treasury stock, at cost (129,745 and 130,442 common shares as of December 31, 2012 and June 30, 2012, respectively)	(1,650)	(1,659)
Accumulated other comprehensive income	1,835	1,604
Total shareholders’ equity	29,096	27,890
Total liabilities and shareholders’ equity	$344,582	$334,761

See accompanying notes to consolidated financial statements

CONSUMERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months ended December 31,		Six Months ended December 31,
(Dollars in thousands, except per share amounts)	2012	2011	2012	2011

Interest income
Loans, including fees	$2,705	$2,562	$5,310	$5,097
Securities, taxable	334	475	717	955
Securities, tax-exempt	315	249	619	494
Federal funds sold and other interest bearing deposits	16	14	31	30
Total interest income	3,370	3,300	6,677	6,576
Interest expense
Deposits	262	305	532	635
Short-term borrowings	5	7	11	18
Federal Home Loan Bank advances	50	69	100	129
Total interest expense	317	381	643	782
Net interest income	3,053	2,919	6,034	5,794
Provision for loan losses	56	67	81	159
Net interest income after provision for loan losses	2,997	2,852	5,953	5,635

Non-interest income
Service charges on deposit accounts	336	367	678	723
Debit card interchange income	206	179	399	358
Bank owned life insurance income	49	49	96	100
Securities gains, net	2	106	23	155
Gain (loss) on sale of other real estate owned	—	(53)	—	(53)
Other	85	49	146	86
Total non-interest income	678	697	1,342	1,369

Non-interest expenses
Salaries and employee benefits	1,478	1,313	3,043	2,639
Occupancy and equipment	330	258	644	516
Data processing expenses	137	140	222	279
Professional and director fees	83	97	175	191
FDIC Assessments	50	49	99	99
Franchise taxes	69	64	139	129
Marketing and advertising	45	53	162	129
Telephone and network communications	80	58	145	116
Debit card processing expenses	98	93	201	187
Amortization of intangible	—	40	—	81
Other	358	335	765	696
Total non-interest expenses	2,728	2,500	5,595	5,062
Income before income taxes	947	1,049	1,700	1,942
Income tax expense	200	258	338	464
Net Income	$747	$791	$1,362	$1,478

Basic and diluted earnings per share	$0.36	$0.39	$0.66	$0.72

See accompanying notes to consolidated financial statements

CONSUMERS BANCORP, INC.

Consolidated statements of comprehensive income

(Unaudited)

(Dollars in thousands)

	Three Months ended December 31,		Six Months ended December 31,
	2012	2011	2012	2011

Net Income	$747	$791	$1,362	$1,478

Other comprehensive income (loss), net of tax:
Net change in unrealized gains (losses):

Available-for-sale securities:
Unrealized gains (losses) arising during the period	(314)	417	375	863
Reclassification adjustment for gains included in income	(2)	(106)	(23)	(155)
Net unrealized gain (losses)	(316)	311	352	708
Income tax effect	107	106	121	241
Other comprehensive income (loss)	(209)	205	231	467

Total comprehensive income	$538	$996	$1,593	$1,945

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months ended December 31,		Six Months ended December 31,
	2012	2011	2012	2011

Balance at beginning of period	$28,760	$26,047	$27,890	$25,324

Net Income	747	791	1,362	1,478
Other comprehensive income (loss)	(209)	205	231	467
Issuance of 697 shares for vested restricted stock awards	-	-	9	-
Common stock issued for dividend reinvestment and stock purchase plan (2,795 shares and 6,492 shares for the three and six months in 2012, respectively)	46	-	99	-
Common cash dividends	(248)	(226)	(495)	(452)

Balance at the end of the period	$29,096	$26,817	$29,096	$26,817

Common cash dividends per share	$0.12	$0.11	$0.24	$0.22

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)	Six Months Ended December 31,
	2012	2011
Cash flows from operating activities
Net cash from operating activities	$2,350	$2,743

Cash flow from investing activities
Securities available-for-sale
Purchases	(16,182)	(32,343)
Maturities, calls and principal pay downs	11,038	10,271
Proceeds from sales of available-for-sale securities	679	7,332
Net (increase) decrease in certificates of deposits in other financial institutions	(980)	2,450
Net increase in loans	(8,305)	(3,201)
Acquisition of premises and equipment	(320)	(88)
Sale of other real estate owned	—	23
Net cash from investing activities	(14,070)	(15,556)

Cash flow from financing activities
Net increase in deposit accounts	7,760	14,991
Net change in short-term borrowings	963	(4,270)
Repayments of Federal Home Loan Bank advances	(38)	(1,038)
Proceeds from dividend reinvestment and stock purchase plan	99	—
Dividends paid	(495)	(452)
Net cash from financing activities	8,289	9,231

Decrease in cash or cash equivalents	(3,431)	(3,582)

Cash and cash equivalents, beginning of period	13,745	13,828
Cash and cash equivalents, end of period	$10,314	$10,246

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$638	$792
Federal income taxes	420	200
Non-cash items:
Issuance of treasury stock for vested restricted stock awards	$9	$—

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

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 2 – Securities

Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2012
Obligations of U.S. government-sponsored entities and agencies	$5,870	$48	$—	$5,918
Obligations of state and political subdivisions	38,521	1,795	(74)	40,242
Mortgage-backed securities – residential	52,011	1,070	(123)	52,958
Collateralized mortgage obligations	10,093	147	(18)	10,222
Trust preferred security	202	—	(64)	138
Total securities	$106,697	$3,060	$(279)	$109,478

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2012
Obligations of U.S. government-sponsored entities and agencies	$8,487	$80	$—	$8,567
Obligations of state and political subdivisions	33,808	1,577	(109)	35,276
Mortgage-backed securities - residential	48,255	1,108	(32)	49,331
Collateralized mortgage obligations	12,154	25	(82)	12,097
Trust preferred security	202	—	(138)	64
Total securities	$102,906	$2,790	$(361)	$105,335

Proceeds from the sale of available-for-sale securities were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Proceeds from sales	$149	$2,381	$679	$7,332
Gross realized gains	2	106	23	155

The amortized cost and fair values of available-for-sale securities at December 31, 2012, by expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, collateralized mortgage obligations and the trust preferred security are shown separately.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

	Amortized Cost	Estimated Fair Value
Due in one year or less	$4,061	$4,096
Due after one year through five years	3,713	3,775
Due after five years through ten years	11,687	12,294
Due after ten years	24,930	25,995
Total	44,391	46,160

Mortgage-backed securities – residential	52,011	52,958
Collateralized mortgage obligations	10,093	10,222
Trust preferred security	202	138
Total	$106,697	$109,478

The following table summarizes the securities with unrealized losses at December 31, 2012 and June 30, 2012, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or more		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2012
Obligations of states and political subdivisions	$5,143	$(74)	$—	$—	$5,143	$(74)
Mortgage-backed securities - residential	10,317	(123)	—	—	10,317	(123)
Collateralized mortgage obligations	1,606	(18)	—	—	1,606	(18)
Trust preferred security	—	—	138	(64)	138	(64)
Total temporarily impaired	$17,066	$(215)	$138	$(64)	$17,204	$(279)

	Less than 12 Months		12 Months or more		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2012
Obligations of states and political subdivisions	$6,002	$(109)	$—	$—	$6,022	$(109)
Mortgage-backed securities - residential	11,135	(32)	—	—	11,135	(32)
Collateralized mortgage obligations	6,411	(62)	2,314	(20)	8,725	(82)
Trust preferred security	—	—	64	(138)	64	(138)
Total temporarily impaired	$23,548	$(203)	$2,378	$(158)	$25,926	$(361)

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

Unrealized losses on obligations of state and political subdivisions, residential mortgage-backed securities and collateralized mortgage obligations have not been recognized into income because the decline in fair value is not attributed to credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery. The decline in fair value of the residential mortgage-backed securities and collateralized mortgage obligations is attributable to higher than projected prepayment speeds increasing the premium amortization and the decline in fair value of obligations of state and political subdivisions is largely due to spreads for these securities being wider at December 31, 2012 than when the securities were purchased. The fair value is expected to recover as the securities approach maturity.

Under the ASC Topic 325 model, the present value of the remaining cash flows as estimated at the preceding evaluation date are compared to the current expected remaining cash flows. An OTTI is deemed to have occurred if there has been an adverse change in the remaining expected future cash flows. The analysis of the trust preferred security falls within the scope of ASC Topic 325.

The Corporation owns a trust preferred security with an adjusted amortized cost of $202 and a fair value of $138, which represents collateralized debt obligations (CDOs) issued by other financial institutions, bank holding companies and a limited number of insurance companies. The security is part of a pool of issuers that support a more senior tranche of securities. Due to principal and/or interest deferrals by the issuers of the underlying securities, the cash interest payments for the trust preferred security are being deferred. On December 31, 2012, the lowest credit rating on this security was Fitch’s rating of C, which is defined as highly speculative. The investment security is evaluated using a model to compare the present value of expected cash flows to prior periods expected cash flows to determine if there has been an adverse change in cash flows during the period. The discount rate used to calculate the cash flows is the coupon rate of the security, based on the forward LIBOR curve. The OTTI model considers the structure and term of the CDO and the financial condition of the underlying issuers. In addition we use the model to “stress” the CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of the Corporation’s note class. According to the December 31, 2012 analysis, the expected cash flows were above the recorded amortized cost of the trust preferred security. The accumulated other-than-temporary impairment loss that has been recognized in earnings was $780 at December 31, 2012 and June 30, 2012. If there is further deterioration in the underlying collateral of this security, other-than-temporary impairments may also occur in future periods. Due to the illiquidity in the market, it is unlikely the Corporation would be able to recover its investment in this security if the Corporation sold the security at this time.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 3 – Loans

Major classifications of loans were as follows:

	December 31, 2012	June 30, 2012
Commercial	$24,288	$23,041
Commercial real estate:
Construction	2,385	1,546
Other	116,307	110,775
1 – 4 Family residential real estate:
Owner occupied	32,794	34,000
Non-owner occupied	18,686	18,794
Construction	344	187
Consumer	11,225	9,407
Subtotal	206,029	197,750
Less: Net deferred loan fees	(343)	(320)
Allowance for loan losses	(2,367)	(2,335)
Net Loans	$203,319	$195,095

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ending December 31, 2012:

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total

Allowance for loan losses:
Beginning balance	$145	$1,275	$677	$241	$2,338
Provision for loan losses	—	37	(33)	52	56
Loans charged-off	—	(24)	—	(21)	(45)
Recoveries	—	—	—	18	18
Total ending allowance balance	$145	$1,288	$644	$290	$2,367

The following table presents the activity in the allowance for loan losses by portfolio segment for the six months ended December 31, 2012:

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total

Allowance for loan losses:
Beginning balance	$143	$1,283	$712	$197	$2,335
Provision for loan losses	6	29	(53)	99	81
Loans charged-off	(4)	(24)	(15)	(40)	(83)
Recoveries	—	—	—	34	34
Total ending allowance balance	$145	$1,288	$644	$290	$2,367

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

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2012. Included in the recorded investment in loans is $528 of accrued interest receivable net of deferred loan fees of $343.

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$42	$70	$269	$—	$381
Collectively evaluated for impairment	103	1,218	375	290	1,986
Total ending allowance balance	$145	$1,288	$644	$290	$2,367

Recorded investment in loans:
Loans individually evaluated for impairment	$86	$608	$1,401	$—	$2,095
Loans collectively evaluated for impairment	24,264	118,112	50,535	11,208	204,119
Total ending loans balance	$24,350	$118,720	$51,936	$11,208	$206,214

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

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents information related to loans individually evaluated for impairment by class of loans as of and for the six months ended December 31, 2012:

	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial	$—	$—	$—	$5	$—	$—
Commercial real estate:
Other	1	1	—	60	—	—
1-4 Family residential real estate:
Owner occupied	81	81	—	81	—	—
Non-owner occupied	57	58	—	57	2	2
With an allowance recorded:
Commercial	86	86	42	107	8	8
Commercial real estate:
Other	607	607	70	806	63	63
1-4 Family residential real estate:
Owner occupied	330	328	45	315	—	—
Non-owner occupied	933	934	224	942	12	12
Total	$2,095	$2,095	$381	$2,373	$85	$85

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents information related to average recorded investment and interest income associated with loans individually evaluated for impairment by class of loans for the three months ended December 31, 2012:

	Average	Interest	Cash Basis
	Recorded	Income	Interest
	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial real estate:
Other	$18	$—	$—
1-4 Family residential real estate:
Owner occupied	81	—	—
Non-owner occupied	57	1	1
With an allowance recorded:
Commercial	92	8	8
Commercial real estate:
Other	750	61	61
1-4 Family residential real estate:
Owner occupied	316	—	—
Non-owner occupied	937	6	6
Total	$2,251	$76	$76

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents information related to loans individually evaluated for impairment by class of loans as of June 30, 2012 and for the six months ended December 31, 2011:

	As of June 30, 2012			Six Months ended December 31, 2011
	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial	$12	$12	$—	$44	$—	$—
Commercial real estate:
Other	144	144	—	633	3	3
1-4 Family residential real estate:
Owner occupied	238	238	—	96	2	2
Non-owner occupied	64	65	—	54	2	2
With an allowance recorded:
Commercial	136	136	50	61	—	—
Commercial real estate:
Other	851	852	82	760	11	11
1-4 Family residential real estate:
Owner occupied	160	160	13	218	6	6
Non-owner occupied	952	954	245	917	—	—
Total	$2,557	$2,561	$390	$2,783	$24	$24

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

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the recorded investment in non-accrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2012 and June 30, 2012:

	December 31, 2012		June 30, 2012
		Loans Past Due		Loans Past Due
		Over 90 Days		Over 90 Days
		Still		Still
	Non-accrual	Accruing	Non-accrual	Accruing
Commercial	$77	$—	$51	$—
Commercial real estate:
Other	522	—	911	—
1 – 4 Family residential:
Owner occupied	298	109	307	—
Non-owner occupied	727	—	663	—
Consumer	—	—	—	—
Total	$1,624	$109	$1,932	$—

Non-accrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the aging of the recorded investment in past due loans as of December 31, 2012 by class of loans:

	Days Past Due
	30 - 59	60 - 89	90 Days or	Total	Loans Not
	Days	Days	Greater	Past Due	Past Due	Total
Commercial	$—	$8	$77	$85	$24,265	$24,350
Commercial real estate:
Construction	—	—	—	—	2,390	2,390
Other	—	—	20	20	116,310	116,330
1-4 Family residential:
Owner occupied	—	—	361	361	32,547	32,908
Non-owner occupied	—	—	126	126	18,559	18,685
Construction	—	—	—	—	343	343
Consumer	43	—	—	43	11,165	11,208
Total	$43	$8	$584	$635	$205,579	$206,214

The above table of past due loans includes the recorded investment in non-accrual loans of $475 in the 90 days or greater and $1,149 in the loans not past due category.

The following table presents the aging of the recorded investment in past due loans as of June 30, 2012 by class of loans:

	Days Past Due
	30 - 59	60 - 89	90 Days or	Total	Loans Not
	Days	Days	Greater	Past Due	Past Due	Total
Commercial	$85	$—	$33	$118	$22,970	$23,088
Commercial real estate:
Construction	202	—	—	202	1,345	1,547
Other	82	—	268	350	110,451	110,801
1-4 Family residential:
Owner occupied	174	—	178	352	33,766	34,118
Non-owner occupied	43	—	—	43	18,753	18,796
Construction	—	—	—	—	186	186
Consumer	—	8	—	8	9,380	9,388
Total	$586	$8	$479	$1,073	$196,851	$197,924

The above table of past due loans includes the recorded investment in non-accrual loans of $43 in the 30 – 59 days past due category, $479 in the 90 days or greater and $1,410 in the loans not past due category.

Troubled Debt Restructurings:

As of December 31, 2012, the recorded investment of loans classified as troubled debt restructurings was $1,712 with $250 of specific reserves allocated to these loans. As of June 30, 2012, the recorded investment of loans classified as troubled debt restructurings was $1,973 with $258 of specific reserves allocated to these loans. As of December 31, 2012 and June 30, 2012, the Corporation had not committed to lend any additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

During the six months ended December 31, 2012 and during the year ended June 30, 2012, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; a permanent reduction of the principal balance of the loan; or a temporary reduction in the payment amount to interest only.

Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from 12 months to 25 years. Modifications involving an extension of the maturity date were for a period of 5 years to 25 years.

The following table presents loans by class modified as troubled debt restructurings that occurred during the six months ended December 31, 2012:

		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Loans	Investment	Investment
1 – 4 Family residential:
Owner occupied	1	$21	$21
Total	1	$21	$21

The following table presents loans by class modified as troubled debt restructurings that occurred during the year ended June 30, 2012:

		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Loans	Investment	Investment
Commercial	1	$85	$85
Commercial real estate:
Other	2	137	137
1 – 4 Family residential:
Owner occupied	1	114	114
Non-owner occupied	7	534	466
Total	11	$870	$802

Troubled debt restructurings increased the allowance for loan losses by $2 for the three and six month periods ending December 31, 2012. There were no charge offs from troubled debt restructurings during the three or six month periods ending December 31, 2012. There was no increase to the allowance for loan losses or any charge offs from troubled debt restructurings during the three month period ended December 31, 2011. Troubled debt restructurings increased the allowance for loan losses by $20 and resulted in charge offs of $63 during the six month period ended December 31, 2011.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

There were no loans classified as troubled debt restructurings for which there was a payment default during the three or six month periods ending December 31, 2012 or December 31, 2011. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Loans listed as not rated are either less than $100 or are included in groups of homogeneous loans. These loans are evaluated based on delinquency status, which are disclosed in the previous table within this footnote. Based on the most recent analysis performed, the recorded investment by risk category of loans by class of loans was as follows:

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

	As of December 31, 2012
		Special			Not
	Pass	Mention	Substandard	Doubtful	Rated
Commercial	$23,044	$149	$28	$86	$1,043
Commercial real estate:
Construction	2,299	91	—	—	—
Other	106,864	5,451	2,708	608	699
1-4 Family residential real estate:
Owner occupied	4,204	—	—	409	28,295
Non-owner occupied	15,365	1,359	772	992	197
Construction	166	—	—	—	177
Consumer	—	—	—	—	11,208
Total	$151,942	$7,050	$3,508	$2,095	$41,619

	As of June 30, 2012
		Special			Not
	Pass	Mention	Substandard	Doubtful	Rated
Commercial	$21,642	$240	$14	$148	$1,044
Commercial real estate:
Construction	1,353	163	—	—	31
Other	98,942	7,332	2,657	996	874
1-4 Family residential real estate:
Owner occupied	4,256	—	99	398	29,365
Non-owner occupied	14,205	2,197	875	1,019	500
Construction	47	—	—	—	139
Consumer	—	—	—	—	9,388
Total	$140,445	$9,932	$3,645	$2,561	$41,341

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

Assets and liabilities measured at fair value on a recurring basis are summarized below, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Balance at December 31,	Fair Value Measurements at December 31, 2012 Using
	2012	Level 1	Level 2	Level 3
Assets:
Obligations of U.S. government-sponsored entities and agencies	$5,918	$—	$5,918	$—
Obligations of states and political subdivisions	40,242	—	40,242	—
Mortgage-backed securities – residential	52,958	—	52,958	—
Collateralized mortgage obligations	10,222	—	10,222	—
Trust preferred security	138	—	—	138

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

There were no transfers between Level 1 and Level 2 during the first six months of the 2013 fiscal year or the during the 2012 fiscal year.

The following table presents a reconciliation of the trust preferred security measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended December 31, 2012 and 2011:

	2012	2011
Beginning balance	$64	$67
Change in fair value included in other comprehensive income	74	(3)
Ending balance, December 31	$138	$64

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

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Financial assets and financial liabilities measured at fair value on a non-recurring basis are summarized below:

	Balance at	Fair Value Measurements at December 31, 2012 Using
	December 31, 2012	Level 1	Level 2	Level 3
Impaired loans:
Commercial	$36	$—	$—	$36
Commercial real estate:
Other	59	—	—	59
1-4 Family
Owner occupied	160	—	—	160
Non-owner occupied	440	—	—	440

	Balance at	Fair Value Measurements at June 30, 2012 Using
	June 30, 2012	Level 1	Level 2	Level 3
Impaired loans:
Commercial	$11	$—	$—	$11
Commercial real estate:
Other	647	—	—	647
1-4 Family
Owner occupied	40	—	—	40
Non-owner occupied	438	—	—	438

Impaired loans, which are generally measured for impairment using the fair value of the collateral for collateral dependant loans, had a principal balance of $988, with a valuation allowance of $293 at December 31, 2012. As of June 30, 2012, impaired loans with a principal balance of $1,479 had a valuation allowance of $343. The resulting impact to the provision for loan losses was a reduction of $23 and $50 being recorded for the three and six month periods ended December 31, 2012. The resulting impact to the provision for loan losses was $73 being recorded for the three and six month periods ended December 31, 2011.

The valuation technique used by an independent third party appraiser in the fair value measurement of collateral for collateral-dependent 1-4 family non-owner occupied impaired loans primarily consisted of the sales comparison and income approach. The significant unobservable inputs used in the fair value measurement relate to adjustments made to the value set forth in the appraisal by deducting a distressed sale adjustment. For the December 31, 2012 period, collateral discounts for commercial real estate impaired loans was 31%, for 1-4 family owner occupied impaired loans ranged from 31% to 32% and for 1-4 family non-owner occupied impaired loans ranged from 13% to 31%. For the June 30, 2012 period, collateral discounts for commercial real estate impaired loans ranged from 33% to 41% and for 1-4 family non-owner occupied impaired loans ranged from 15% to 39%.

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

Loans held for sale: The fair value of loans held for sale is estimated based upon binding contracts and quotes from third party investors resulting in a Level 3 classification.

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

Time deposits: Fair value of fixed-maturity certificates of deposit was estimated using the rates offered at December 31, 2012 and June 30, 2012, for deposits of similar remaining maturities. Estimated fair value does not include the benefit that result from low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market resulting in a Level 2 classification.

Federal Home Loan Bank advances: Fair value of Federal Home Loan Bank advances was estimated using current rates at December 31, 2012 and June 30, 2012 for similar financing resulting in a Level 2 classification.

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

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table shows the estimated fair values of financial instruments that are reported at amortized cost in the Corporation’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	December 31, 2012		June 30, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Level 1 inputs:
Cash and cash equivalents	$10,314	$10,314	$13,745	$13,745
Level 2 inputs:
Certificates of deposits in other financial institutions	6,625	6,625	5,645	5,645
Accrued interest receivable	1,080	1,080	1,043	1,043
Level 3 inputs:
Loans held for sale	310	317	377	387
Loans	203,319	203,762	195,095	196,592
Financial Liabilities:
Level 2 inputs:	209,701	209,701	200,011	200,011
Demand and savings deposits
Time deposits	82,540	83,257	84,470	85,262
Short-term borrowings	14,685	14,685	13,722	13,722
Federal Home Loan Bank advances	6,408	7,013	6,446	7,398
Accrued interest payable	61	61	56	56

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

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2012	2011	2012	2011
Basic:
Net income available to common shareholders	$747	$791	$1,362	$1,478
Weighted average common shares outstanding	2,062,658	2,050,176	2,060,034	2,050,075
Basic income per share	$0.36	$0.39	$0.66	$0.72

Diluted:
Net income available to common shareholders	$747	$791	$1,362	$1,478
Weighted average common shares outstanding	2,062,658	2,050,176	2,060,034	2,050,075
Dilutive effect of restricted stock	530	368	496	308
Total common shares and dilutive potential common shares	2,063,188	2,050,544	2,060,530	2,050,383
Dilutive income per share	$0.36	$0.39	$0.66	$0.72

CONSUMERS BANCORP, INC.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share data)

General

The following is management’s analysis of the Corporation’s results of operations for the three and six month periods ended December 31, 2012, compared to the same periods in 2011, and the consolidated balance sheet at December 31, 2012 compared to June 30, 2012. This discussion is designed to provide a more comprehensive review of the operating results and financial condition than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

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

Results of Operations

Three and Six Months Ended December 31, 2012 and December 31, 2011

Net Income

In the second quarter of fiscal year 2013, net income was $747, or $0.36 per common share, compared with $791, or $0.39 per common share, in the prior year period. The following key factors summarize our results of operations for the three months ending December 31, 2012:

•	net interest income increased by $134, or 4.6%, in fiscal year 2013 from the same prior year period;
•	noninterest income declined by $19, or 2.7%, in fiscal year 2013 from the same prior year period. In the prior year, a $104 net gain on the sale of securities and a $53 loss on the sale of other real estate acquired through loan foreclosure was recognized; and
•	noninterest expenses increased by $228, or 9.1%, in fiscal year 2013 principally as a result of higher salary and employee benefits due to staff hired in the lending area and new staff for the Jackson-Belden office that opened July 31, 2012.

In the first six months of fiscal year 2013, net income was $1,362, or $0.66 per common share, compared with $1,478, or $0.72 per common share, in the prior year period. The following key factors summarize our results of operations for the six months ending December 31, 2012:

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

•	net interest income increased by $240, or 4.1%, in fiscal year 2013 from the same prior year period;
•	loan loss provision expense in fiscal year 2013 totaled $81 compared to $159 from the same prior year period;
•	noninterest income declined by $27, or 2.0%, in fiscal year 2013 from the same prior year period mainly as a result of a decrease of $132 in the net gains on the sale of securities; and
•	noninterest expenses increased by $533, or 10.5%, in fiscal year 2013 principally as a result of higher salary and employee benefits due to staff hired in the lending area and new staff for the Jackson-Belden office that opened July 31, 2012. Also, occupancy and equipment expense increased primarily as a result of higher depreciation expense associated with the Minerva, Ohio location since a new facility is planned to replace the current facility by spring of 2015.

Return on average equity (ROE) and return on average assets (ROA) were 10.21% and 0.86%, respectively, for the second quarter of fiscal year 2013 compared to 11.99% and 1.00%, respectively, for the second quarter of fiscal year 2012. ROE and ROA were 9.46% and 0.79%, respectively, for the first six months of fiscal year 2013 compared to 11.27% and 0.95%, respectively, for the same prior year period.

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

The Corporation’s net interest margin for the three months ended December 31, 2012 was 3.94%, compared to 4.05% for the same year ago period. Net interest income for the three months ended December 31, 2012 increased by $134, or 4.6%, to $3,053 from $2,919 for the same year ago period. The increase in net interest income was primarily the result of a decline in the Corporation’s cost of funds and an increase in average interest-earning assets.

Interest income for the three months ended December 31, 2012 increased by $70, or 2.1%, from the same year ago period. An increase of $26,650, or 8.9%, in average interest-earning assets more than offset the impact the low interest rate environment has had on the yield of average interest-earning assets. Interest expense for the three months ended December 31, 2012 decreased by $64, or 16.8%, from the same year ago period. The Corporation’s cost of funds decreased to 0.52% for the three month period ended December 31, 2012 from 0.69% for the same year ago period mainly due to lower market rates affecting the rates paid on most all interest-bearing deposit accounts and borrowings.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

The Corporation’s net interest margin for the six months ended December 31, 2012 was 3.94%, compared to 4.08% for the same year ago period. Net interest income for the six months ended December 31, 2012 increased by $240, or 4.1%, to $6,034 from $5,794 for the same year ago period. The increase in net interest income was primarily the result of a decline in the Corporation’s cost of funds and an increase in average interest-earning assets.

Interest income for the six months ended December 31, 2012 increased by $101, or 1.5%, from the same year ago period. An increase of $26,485, or 8.9%, in average interest-earning assets more than offset the impact the low interest rate environment has had on the yield of average interest-earning assets. Interest expense for the six months ended December 31, 2012 decreased by $139, or 17.8%, from the same year ago period. The Corporation’s cost of funds decreased to 0.53% for the six month period ended December 31, 2012 from 0.72% for the same year ago period mainly due to lower market rates affecting the rates paid on most all interest-bearing deposit accounts and borrowings. The Corporation has introduced a NOW checking account product that pays a higher rate of interest to customers who meet certain qualifications, with one of the main qualifications being the frequent use of a debit card. As a result, debit card interchange income has increased (see discussion in “Non-Interest Income” section) and the cost of the NOW checking account increased from 0.14% to 0.22% from the same year ago period.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Average Balance Sheets and Analysis of Net Interest Income for the Three Months Ended December 31,

(In thousands, except percentages)

	2012			2011
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Taxable securities	$67,736	$334	1.99%	$76,669	$475	2.49%
Nontaxable securities (1)	39,842	468	4.90	26,253	368	5.76
Loans receivable (1)	203,652	2,712	5.28	179,675	2,567	5.68
Interest bearing deposits and federal funds sold	15,507	16	0.41	17,490	14	0.32
Total interest-earning assets	326,737	3,530	4.33%	300,087	3,424	4.56%

Noninterest-earning assets	18,259			13,244

Total Assets	$344,996			$313,331

Interest-bearing liabilities:
NOW	$35,408	$22	0.25%	$21,318	$7	0.13%
Savings	102,558	21	0.08	89,191	27	0.12
Time deposits	85,207	219	1.02	85,881	271	1.26
Short-term borrowings	13,791	5	0.14	15,694	7	0.18
FHLB advances	6,415	50	3.09	6,710	69	4.09
Total interest-bearing liabilities	243,379	317	0.52%	218,794	381	0.69%

Noninterest-bearing liabilities:
Noninterest-bearing checking accounts	70,238			66,170
Other liabilities	2,325			2,134
Total liabilities	315,942			287,098
Shareholders’ equity	29,054			26,233

Total liabilities and shareholders’ equity	$344,996			$313,331

Net interest income, interest rate spread (1)		$3,213	3.81%		$3,043	3.87%

Net interest margin (net interest as a percent of average interest-earning assets) (1)			3.94%			4.05%

Federal tax exemption on non-taxable securities and loans included in interest income		$160			$124

Average interest-earning assets to interest-bearing liabilities	134.25%			137.16%

(1) calculated on a fully taxable equivalent basis

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Average Balance Sheets and Analysis of Net Interest Income for the Six Months Ended December 31,

(In thousands, except percentages)

	2012			2011
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Taxable securities	$68,328	$717	2.12%	$73,033	$955	2.64%
Nontaxable securities (1)	38,671	920	4.95	25,925	730	5.77
Loans receivable (1)	201,411	5,325	5.24	179,016	5,108	5.68
Interest bearing deposits and federal funds sold	14,058	31	0.44	18,009	30	0.33
Total interest-earning assets	322,468	6,993	4.34%	295,983	6,823	4.61%

Noninterest-earning assets	18,007			13,355

Total Assets	$340,475			$309,338

Interest-bearing liabilities:
NOW	$35,376	$40	0.22%	$18,519	$13	0.14%
Savings	101,307	48	0.09	85,958	63	0.15
Time deposits	84,769	444	1.04	87,196	559	1.28
Short-term borrowings	13,811	11	0.16	16,252	18	0.22
FHLB advances	6,424	100	3.09	7,117	129	3.61
Total interest-bearing liabilities	241,687	643	0.53%	215,042	782	0.72%

Noninterest-bearing liabilities:
Noninterest-bearing checking accounts	67,811			66,193
Other liabilities	2,393			2,029
Total liabilities	311,891			283,264
Shareholders’ equity	28,584			26,074

Total liabilities and shareholders’ equity	$340,475			$309,338

Net interest income, interest rate spread (1)		$6,350	3.81%		$6,041	3.89%

Net interest margin (net interest as a percent of average interest-earning assets) (1)			3.94%			4.08%

Federal tax exemption on non-taxable securities and loans included in interest income		$316			$247

Average interest-earning assets to interest-bearing liabilities	133.42%			137.64%

(1) calculated on a fully taxable equivalent basis

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Provision for Loan Losses

The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management's assessment of the estimated probable incurred credit losses in the Bank’s loan portfolio that have been incurred at each balance sheet date. For the three month period ended December 31, 2012, the provision for loan losses was $56, a decrease of $11 from the same prior year period. For the six month period ended December 31, 2012, the provision for loan losses was $81, a decrease of $78 from the same prior year period.

The allowance for loan losses as a percentage of loans was 1.18% at June 30, 2012 and 1.15% at December 31, 2012. From June 30, 2012 to December 31, 2012, there was a reduction in the recorded investment of loans classified as special mention, substandard and doubtful and the percentage of loans classified as pass credits increased from 70.96% at June 30, 2012 to 73.68% at December 31, 2012. The improvement in the risk classifications of the loan portfolio was the primary reason for the reduction in the allowance for loan losses as a percentage of total loans from June 30, 2012.

Net charge-offs for the six month period ending December 31, 2012 were $49, or 0.05% of total average loans on an annualized basis, compared with $134, or 0.15% of total average loans, for the same period last year. The provision for the 1-4 family residential real estate loan portfolio was a negative $53 for the current six month period primarily as a result of improvement in the three year historical loss ratio for this portfolio.

Non-performing loans were $1,733 as of December 31, 2012 and represented 0.84% of total loans. This compared with $1,932, or 0.98%, at June 30, 2012 and $2,030, or 1.12%, as of December 31, 2011. The allowance for loan losses to total non-performing loans at December 31, 2012 was 136.58% compared with 120.86% at June 30, 2012 and 104.73% at December 31, 2011.

The provision for loan losses for the period ending December 31, 2012 was considered sufficient by management for maintaining an appropriate allowance for loan losses for probable incurred credit losses.

Non-Interest Income

Non-interest income totaled $678 for the second quarter of fiscal year 2013, compared to $697 for the same period last year. Non-interest income for the second quarter of fiscal year 2013 included a net gain from the sale of securities of $2 compared with a net gain of $106 recognized during the same prior year period. Also included in non-interest income during the second quarter of fiscal year 2012 was a $53 loss from the sale of other real estate that was acquired through loan foreclosure.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Service charges on deposits decreased by $31, or 8.4%, during the second quarter of fiscal year 2013 due to a decline in overdraft fee income from the same period last year. The decline in overdraft income was partially offset by an increase in service charge income on personal checking accounts as a result of product changes that went into effect in December 2011. Debit card interchange income increased by $27, or 15.1%, from the same period last year mainly due to an increase in debit card usage by our customers as a result of the new NOW checking account product previously discussed.

Other non-interest income increased by $36, or 73.5%, during the second quarter of fiscal year 2013 primarily as a result of increases in investment advisory and brokerage income and gain on the sale of loans.

Non-interest income totaled $1,342 for the first six months of fiscal year 2013, compared to $1,369 for the same period last year. Non-interest income for the first six months of fiscal year 2013 included a net gain from the sale of securities of $23 compared with a net gain of $155 recognized during the same prior year period. Also included in non-interest income during the 2012 fiscal year was a $53 loss from the sale of other real estate that was acquired through loan foreclosure.

Service charges on deposits decreased by $45, or 6.2%, during the first six months of fiscal year 2013 mainly due to a decline in overdraft fee income from the same period last year. The decline in overdraft income was partially offset by an increase in service charge income on personal checking accounts as a result of product changes that went into effect in December 2011. Debit card interchange income increased by $41, or 11.5%, from the same period last year mainly due to an increase in debit card usage by our customers as a result of the new NOW checking account product previously discussed.

Other non-interest income increased by $60, or 69.8%, during the first six months of fiscal year 2013 primarily as a result of increases in the gain on the sale of loans and investment advisory and brokerage income.

Non-Interest Expenses

Total non-interest expenses increased to $2,728, or by 9.1%, during the second quarter of fiscal year 2013, compared with $2,500 during the same year ago period.

Salaries and employee benefits increased by $165, or 12.6%, during the second quarter of fiscal year 2013. The increase was primarily associated with staff additions in the lending area and new staff for the Jackson-Belden office that was opened July 31, 2012.

Occupancy and equipment increased by $72, or 27.9%, during the second quarter of fiscal year 2013 mainly due to an increase in building depreciation expense associated with the Minerva, Ohio corporate headquarters and branch location. The remaining book value of this location is being expensed over the remaining useful life as a new facility is planned to replace the current facility by spring of 2015. Occupancy and equipment expenses also increased as a result of the new Jackson-Belden office that opened on July 31, 2012.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Telephone and network communications expenses increased by $22, or 37.9%, during the second quarter of fiscal year 2013 mainly as a result of one-time costs associated with the switch to a fiber optic communications network.

Total non-interest expenses increased to $5,595, or by 10.5%, during the first six months of fiscal year 2013, compared with $5,062 during the same year ago period.

Salaries and employee benefits increased by $404, or 15.3%, during the first six months of fiscal year 2013. The increase was primarily associated with staff additions in the lending area and new staff for the Jackson-Belden office that was opened July 31, 2012.

Occupancy and equipment increased by $128, or 24.8%, during the first six months of fiscal year 2013 mainly due to an increase in building depreciation expense associated with the Minerva, Ohio corporate headquarters and branch location. The remaining book value of this location is being expensed over the remaining useful life as a new facility is planned to replace the current facility by spring of 2015. Occupancy and equipment expenses also increased as a result of the new Jackson-Belden office that opened on July 31, 2012.

Marketing and advertising expenses increased by $33, or 25.6%, to $162 compared to the same period last year mainly due to an increase in marketing efforts as a result of the opening of the Jackson-Belden branch location.

Telephone and network communications expenses increased by $29, or 25.0%, during the first six months of fiscal year 2013 mainly as a result of one-time costs associated with the switch to a fiber optic communications network.

Debit card processing expenses increased by $14, or 7.5%, during the first six months of fiscal year 2013 mainly as a result of increased debit card usage by our customers.

The amortization of intangible expense declined from the previous year since the core deposit purchase premium of the Lisbon, Ohio branch that was purchased in January 2000 is fully amortized.

Total other expenses increased by $69, or 9.9%, during the first six months of fiscal year 2013, mainly as a result of higher internet banking expenses as a result of an increased number of personal and business customers using the internet banking product and higher education and development expenses from the introduction of a management development program.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Income Taxes

Income tax expense for the three month period ended December 31, 2012 decreased by $58, to $200 from $258, compared to a year ago. The effective tax rate was 21.1% for the current quarter as compared to 24.6% for the same period last year.

Income tax expense for the six month period ended December 31, 2012 decreased by $126, to $338 from $464, compared to a year ago. The effective tax rate was 19.9% for the current period as compared to 23.9% for the same period last year. The decline in the effective tax rate was primarily the result of an increase in tax-exempt municipal income.

The effective tax rate differed from the federal statutory rate principally as a result of tax-exempt income from obligations of states and political subdivisions, loans and earnings on bank owned life insurance.

Financial Condition

Total assets at December 31, 2012 were $344,582 compared to $334,761 at June 30, 2012, an increase of $9,821, or an annualized 5.8%.

Available-for-sale securities increased by $4,143 from $105,335 at June 30, 2012 to $109,478 at December 31, 2012. Within the securities portfolio, the Corporation owns a trust preferred security with an adjusted amortized cost of $202 and a fair value of $138, which represents collateralized debt obligations (CDOs) issued by other financial institutions, bank holding companies and a limited number of insurance companies. The security is part of a pool of issuers that support a more senior tranche of securities. Due to principal and/or interest deferrals by the issuers of the underlying securities, the cash interest payments for the trust preferred security are being deferred. On December 31, 2012, the lowest credit rating on this security was Fitch’s rating of C, which is defined as highly speculative. The investment security is evaluated using a model to compare the present value of expected cash flows to prior periods expected cash flows to determine if there has been an adverse change in cash flows during the period. The discount rate used to calculate the cash flows is the coupon rate of the security, based on the forward LIBOR curve. The OTTI model considers the structure and term of the CDO and the financial condition of the underlying issuers. In addition we use the model to “stress” the CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of the Corporation’s note class. According to the December 31, 2012 analysis, the expected cash flows were above the recorded amortized cost of the trust preferred security. The accumulated other-than-temporary impairment loss that has been recognized in earnings was $780 at December 31, 2012 and June 30, 2012. If there is further deterioration in the underlying collateral of this security, other-than-temporary impairments may also occur in future periods. Due to the illiquidity in the market, it is unlikely the Corporation would be able to recover its investment in this security if the Corporation sold the security at this time.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Total loans increased by $8,256, or an annualized 8.3%, to $205,686 at December 31, 2012 compared to $197,430 at June 30, 2012 mainly as a result of expanded calling efforts.

Non-Performing Assets

The following table presents the aggregate amounts of non-performing assets and respective ratios as of the dates indicated.

	December 31, 2012	June 30, 2012	December 31, 2011
Non-accrual loans	$1,624	$1,932	$2,030
Loans past due over 90 days and still accruing	109	—	—
Total non-performing loans	1,733	1,932	2,030
Other real estate owned	—	—	—
Total non-performing assets	$1,733	$1,932	$2,030

Non-performing loans to total loans	0.84%	0.98%	1.12%
Allowance for loan losses to total non-performing loans	136.58%	120.86%	104.73%

As of December 31, 2012, impaired loans totaled $2,095, of which $1,477 are included in non-accrual loans. Commercial and commercial real estate loans are classified as impaired if management determines that full collection of principal and interest, in accordance with the terms of the loan documents, is not probable. Impaired loans and non-performing loans have been considered in management’s analysis of the appropriateness of the allowance for loan losses. Management and the Board of Directors are closely monitoring these loans and believe that the prospects for recovery of principal and interest, less identified specific reserves, are favorable.

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

(Dollars in thousands, except per share data)

Net cash inflow from operating activities for the six month period ended December 31, 2012 was $2,341, net cash outflows from investing activities was $14,070 and net cash inflows from financing activities was $8,298. A major source of cash was $11,038 from sales, maturities, calls or principal pay downs on available-for-sale securities and a $7,760 increase in deposits. A major use of cash included the $16,182 purchase of securities and an $8,305 increase in loans. Total cash and cash equivalents was $10,314 as of December 31, 2012 compared to $13,745 at June 30, 2012 and $10,246 at December 31, 2011.

The Bank offers several types of deposit products to its customers. The rates offered by the Bank and the fees charged for them are competitive with others currently available in the market area. Deposits totaled $292,241 at December 31, 2012 compared with $284,481 at June 30, 2012. The overall cost for funds decreased by 19 basis points from the same year ago period.

To provide an additional source of liquidity, the Corporation has entered into an agreement with the Federal Home Loan Bank (FHLB) of Cincinnati. At December 31, 2012, FHLB advances totaled $6,408 as compared with $6,446 at June 30, 2012. As of December 31, 2012, the Bank had the ability to borrow an additional $21,702 from the FHLB based on a blanket pledge of qualifying first mortgage loans. The Corporation considers the FHLB to be a reliable source of liquidity funding, secondary to its deposit base.

Short-term borrowings consisted of repurchase agreements which is a financing arrangement that matures daily and federal funds purchased from correspondent banks. The Bank pledges securities as collateral for the repurchase agreements. Short-term borrowings increased to $14,685 at December 31, 2012 from $13,722 at June 30, 2012.

Jumbo time deposits (those with balances of $100 thousand and over) totaled $33,676 at December 31, 2012 and $34,422 at June 30, 2012. These deposits are monitored closely by the Corporation and are mainly priced on an individual basis. When these deposits are from a municipality, certain bank-owned securities are pledged to guarantee the safety of these public fund deposits as required by Ohio law. The Corporation has the option to use a fee-paid broker to obtain deposits from outside its normal service area as an additional source of funding. The Corporation however, does not rely upon these deposits as a primary source of funding. Although management monitors interest rates on an ongoing basis, a quarterly rate sensitivity report is used to determine the effect of interest rate changes on the financial statements. In the opinion of management, enough assets or liabilities could be repriced over the near term (up to three years) to compensate for such changes. The spread on interest rates, or the difference between the average earning assets and the average interest-bearing liabilities, is monitored quarterly.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Capital Resources

Total shareholders’ equity increased by $1,206 from June 30, 2012 to $29,096 as of December 31, 2012. The increase was mainly due to net income for the current six month period and an increase in the fair value of available-for-sale securities offset by cash dividends paid during the period.

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

The Bank’s leverage and risk-based capital ratios as of December 31, 2012 were 7.3% and 13.4%, respectively. This compares to leverage and risk-based capital ratios of 7.4% and 13.4%, respectively, as of June 30, 2012. The Bank exceeded minimum regulatory capital requirements to be considered well-capitalized for both periods. Management is not aware of any matters occurring subsequent to December 31, 2012 that would cause the Bank’s capital category to change.

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

Forward-Looking Statements

When used in this report (including information incorporated by reference in this report), the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “believe” or similar expressions are intended to identify “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may involve risks and uncertainties that are difficult to predict, may be beyond the Corporation’s control, and could cause actual results to differ materially from those described in such statements. Any such forward-looking statements are made only as of the date of this report or the respective dates of the relevant incorporated documents, as the case may be, and, except as required by law, the Corporation undertakes no obligation to update these forward-looking statements to reflect subsequent events or circumstances. Factors that could cause actual results for future periods to differ materially from those anticipated or projected include, but are not limited to:

•	regional and national economic conditions becoming less favorable than expected, resulting in, among other things, a deterioration in credit quality of assets and the underlying value of collateral could prove to be less valuable than otherwise assumed;
•	the economic impact from the oil and gas activity in the region could be less than expected or the timeline for development could be longer than anticipated;
•	an extended period in which market levels of interest rates remain at historical low levels which could reduce, or put pressure on our ability to maintain, anticipated or actual margins;
•	the nature, extent, and timing of government and regulatory actions;

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

None

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not Applicable

Item 5 – Other Information

None

Item 6 – Exhibits

Exhibit
Number	Description
Exhibit 11	Statement regarding Computation of Per Share Earnings (included in Note 1 to the Consolidated Financial Statements).

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Exhibit 101	The following material from Consumers Bancorp, Inc.’s Form 10-Q Report for the quarterly period ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language) includes: (1) Unaudited Consolidated Balance Sheets, (2) Unaudited Consolidated Statements of Income, (3) Unaudited Consolidated Statements of Comprehensive Income, (4) Unaudited Consolidated Statement of Changes in Shareholders’ Equity, (5) Unaudited Condensed Consolidated Statements of Cash Flows, and (6) the Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMERS BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSUMERS BANCORP, INC.
(Registrant)

Date: February 14, 2013	/s/ Ralph J. Lober
Ralph J. Lober, II
President & Chief Executive Officer
(principal executive officer)

Date: February 14, 2013	/s/ Renee K. Wood
Renee K. Wood
Chief Financial Officer & Treasurer
(principal financial officer)

