Form 10-Q
period 2013-03-31
CONSUMERS BANCORP INC /OH/
filed 2013-05-15
CIK 1006830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) or the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from ___________________ To ___________________

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value	Outstanding at May 14, 2013
2,066,399 Common Shares

CONSUMERS BANCORP, INC. FORM 10-Q QUARTER ENDED March 31, 2013

Table of Contents
Page Number (s)
Part I – Financial Information
Item 1 – Financial Statements (Unaudited)
Consolidated Balance Sheets at March 31, 2013 and June 30, 2012	1

Consolidated Statements of Income for the three and nine months ended March 31, 2013 and 2012	2

Consolidated Statements of Comprehensive Income for the three and nine months ended March 31, 2013 and 2012	3

Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended March 31, 2013 and 2012	4

Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2013 and 2012	5

Notes to the Consolidated Financial Statements	6-28

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	29-42

Item 3 – Not Applicable for Smaller Reporting Companies

Item 4 – Controls and Procedures	42
Part II – Other Information
Item 1 – Legal Proceedings	43

Item 1A – Not Applicable for Smaller Reporting Companies

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3 – Defaults Upon Senior Securities	43

Item 4 – Mine Safety Disclosure	43

Item 5 – Other Information	43

Item 6 – Exhibits	43

Signatures	44

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements

  CONSUMERS BANCORP, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in thousands, except per share data)	March 31, 2013	June 30, 2012
ASSETS
Cash on hand and noninterest-bearing deposits in financial institutions	$7,530	$6,663
Federal funds sold and interest-bearing deposits in financial institutions	9,391	7,082
Total cash and cash equivalents	16,921	13,745
Certificates of deposit in other financial institutions	5,645	5,645
Securities, available-for-sale	101,630	105,335
Federal bank and other restricted stocks, at cost	1,186	1,186
Loans held for sale	192	377
Total loans	212,614	197,430
Less allowance for loan losses	(2,377)	(2,335)
Net loans	210,237	195,095
Cash surrender value of life insurance	5,744	5,605
Premises and equipment, net	5,738	5,752
Accrued interest receivable and other assets	2,114	2,021
Total assets	$349,407	$334,761

LIABILITIES
Deposits
Non-interest bearing demand	$72,014	$65,915
Interest bearing demand	38,587	35,055
Savings	108,214	99,041
Time	80,459	84,470
Total deposits	299,274	284,481

Short-term borrowings	12,483	13,722
Federal Home Loan Bank advances	6,389	6,446
Accrued interest and other liabilities	2,067	2,222
Total liabilities	320,213	306,871
Commitments and contingent liabilities	—	—

SHAREHOLDERS’ EQUITY
Preferred stock (no par value, 350,000 shares authorized, none outstanding)	—	—
Common stock (no par value, 3,500,000 shares authorized; 2,196,144 and 2,186,791 shares issued as of March 31, 2013 and June 30, 2012,
respectively)	5,354	5,205
Retained earnings	23,986	22,740
Treasury stock, at cost (129,745 and 130,442 common shares as of March 31, 2013, 2012 and June 30, 2012, respectively)	(1,650)	(1,659)
Accumulated other comprehensive income	1,504	1,604
Total shareholders’ equity	29,194	27,890
Total liabilities and shareholders’ equity	$349,407	$334,761

See accompanying notes to consolidated financial statements

  CONSUMERS BANCORP, INC.
 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months ended March 31,		Nine Months ended March 31,
(Dollars in thousands, except per share amounts)	2013	2012	2013	2012

Interest income
Loans, including fees	$2,587	$2,540	$7,897	$7,637
Securities, taxable	293	445	1,010	1,400
Securities, tax-exempt	318	267	937	761
Federal funds sold and other interest bearing deposits	15	12	46	42
Total interest income	3,213	3,264	9,890	9,840

Interest expense
Deposits	236	289	768	924
Short-term borrowings	5	5	16	23
Federal Home Loan Bank advances	49	51	149	180
Total interest expense	290	345	933	1,127
Net interest income	2,923	2,919	8,957	8,713
Provision for loan losses	90	11	171	170
Net interest income after provision for loan losses	2,833	2,908	8,786	8,543

Non-interest income
Service charges on deposit accounts	301	338	979	1,061
Debit card interchange income	190	187	589	545
Bank owned life insurance income	43	48	139	148
Securities gains (losses), net	101	(37)	124	118
Loss on sale of other real estate owned	—	—	—	(53)
Other	98	49	244	135
Total non-interest income	733	585	2,075	1,954

Non-interest expenses
Salaries and employee benefits	1,548	1,421	4,591	4,060
Occupancy and equipment	321	268	965	784
Data processing expenses	138	143	360	422
Professional and director fees	83	80	258	271
FDIC assessments	51	48	150	147
Franchise taxes	68	69	207	198
Marketing and advertising	66	81	228	210
Telephone and network communications	75	60	220	176
Debit card processing expenses	90	97	291	284
Amortization of intangible	—	8	—	89
Other	359	336	1,124	1,032
Total non-interest expenses	2,799	2,611	8,394	7,673
Income before income taxes	767	882	2,467	2,824
Income tax expense	139	196	477	660
Net Income	$628	$686	$1,990	$2,164

Basic and diluted earnings per share	$0.30	$0.33	$0.96	$1.06

See accompanying notes to consolidated financial statements

CONSUMERS BANCORP, INC. Consolidated statements of comprehensive income (Unaudited)

(Dollars in thousands)
	Three Months ended March 31,		Nine Months ended March 31,
	2013	2012	2013	2012
Net income	$628	$686	$1,990	$2,164
Other comprehensive income (loss), net of tax:
Net change in unrealized gains (losses):
Available-for-sale securities:
Unrealized gains (losses) arising during the period	(401)	199	(26)	1,062
Reclassification adjustment for (gains) losses included in income	(101)	37	(124)	(118)
Net unrealized gain (losses)	(502)	236	(150)	944
Income tax effect	(171)	80	(50)	321
Other comprehensive income (loss)	(331)	156	(100)	623

Total comprehensive income	$297	$842	$1,890	$2,787

See accompanying notes to consolidated financial statements.

  CONSUMERS BANCORP, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(Dollars in thousands, except per share data)
	Three Months ended March 31,		Nine Months ended March 31,
	2013	2012	2013	2012

Balance at beginning of period	$29,096	$26,817	$27,890	$25,324

Net income	628	686	1,990	2,164
Other comprehensive income (loss)	(331)	156	(100)	623
Issuance of 697 shares for vested restricted stock awards	-	-	9	-
Common stock issued for dividend reinvestment and stock purchase plan (2,861 shares and 9,353 tshares for the three and nine months in 2013, respectively and 3,178 shares in the three and nine months in 2012)	50	42	149	42
Common cash dividends	(249)	(225)	(744)	(677)

Balance at the end of the period	$29,194	$27,476	$29,194	$27,476

Common cash dividends per share	$0.12	$0.11	$0.36	$0.33

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)	Nine Months Ended March 31,
	2013	2012
Cash flows from operating activities
Net cash from operating activities	$3,390	$3,735

Cash flow from investing activities
Securities available-for-sale
Purchases	(18,735)	(45,105)
Maturities, calls and principal pay downs	16,882	15,801
Proceeds from sales of available-for-sale securities	4,459	11,485
Net decrease in certificates of deposits in other financial institutions	—	1,470
Net increase in loans	(15,313)	(6,581)
Acquisition of premises and equipment	(409)	(1,099)
Sale of other real estate owned	—	23
Net cash from investing activities	(13,116)	(24,006)

Cash flow from financing activities
Net increase in deposit accounts	14,793	31,058
Net change in short-term borrowings	(1,239)	(2,545)
Repayments of Federal Home Loan Bank advances	(57)	(1,058)
Proceeds from dividend reinvestment and stock purchase plan	149	42
Dividends paid	(744)	(677)
Net cash from financing activities	12,902	26,820

Increase in cash or cash equivalents	3,176	6,549

Cash and cash equivalents, beginning of period	13,745	13,828
Cash and cash equivalents, end of period	$16,921	$20,377

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$932	$1,142
Federal income taxes	680	475
Non-cash items:
Issuance of treasury stock for vested restricted stock awards	$9	$—

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

New Accounting Standards: In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2013-02, Comprehensive Income: Reporting of Amounts Classified out of Accumulated Other Comprehensive Income, with the primary objective of improving the reporting of reclassifications out of accumulated other comprehensive income. This ASU requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. The amendments are effective prospectively for fiscal years, and interim periods within those year, beginning after December 15, 2012. The Corporation early adopted the ASU as of March 31, 2013. The amendments did not have a material impact on Corporation’s Consolidated Financial Statements. See Note 6 for the additional disclosure.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

Note 2 – Securities

Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2013
Obligations of U.S. government-sponsored entities and agencies	$4,814	$43	$—	$4,857
Obligations of state and political subdivisions	38,587	1,497	(124)	39,960
Mortgage-backed securities – residential	49,133	1,022	(89)	50,066
Collateralized mortgage obligations	6,615	20	(26)	6,609
Trust preferred security	202	—	(64)	138

Total securities	$99,351	$2,582	$(303)	$101,630

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2012
Obligations of U.S. government-sponsored entities and agencies	$8,487	$80	$—	$8,567
Obligations of state and political subdivisions	33,808	1,577	(109)	35,276
Mortgage-backed securities - residential	48,255	1,108	(32)	49,331
Collateralized mortgage obligations	12,154	25	(82)	12,097
Trust preferred security	202	—	(138)	64

Total securities	$102,906	$2,790	$(361)	$105,335

Proceeds from the sale of available-for-sale securities were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Proceeds from sales	$3,780	$4,153	$4,459	$11,485
Gross realized gains	125	16	148	171
Gross realized losses	24	53	24	53

The amortized cost and fair values of available-for-sale securities at March 31, 2013, by expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, collateralized mortgage obligations and the trust preferred security are shown separately.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

	Amortized Cost	Estimated Fair Value
Due in one year or less	$4,547	$4,583
Due after one year through five years	3,449	3,592
Due after five years through ten years	12,042	12,615
Due after ten years	23,363	24,027
Total	43,401	44,817

Mortgage-backed securities – residential	49,133	50,066
Collateralized mortgage obligations	6,615	6,609
Trust preferred security	202	138
Total	$99,351	$101,630

The following table summarizes the securities with unrealized losses at March 31, 2013 and June 30, 2012, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or more		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

March 31, 2013
Obligations of states and political subdivisions	$6,566	$(124)	$—	$—	$6,566	$(124)
Mortgage-backed securities - residential	10,792	(89)	—	—	10,792	(89)
Collateralized mortgage obligations	4,839	(26)	—	—	4,839	(26)
Trust preferred security	—	—	138	(64)	138	(64)

Total temporarily impaired	$22,197	$(239)	$138	$(64)	$22,335	$(303)

	Less than 12 Months		12 Months or more			Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value		Unrealized Loss	Fair Value	Unrealized Loss

June 30, 2012
Obligations of states and political subdivisions	$6,002	$(109)	$—		$—	$6,022	$(109)
Mortgage-backed securities - residential	11,135	(32)	—		—	11,135	(32)
Collateralized mortgage obligations	6,411	(62)	2,314	(20)		8,725	(82)
Trust preferred security	—	—	64		(138)	64	(138)

Total temporarily impaired	$23,548	$(203)	$2,378		$(158)	$25,926	$(361)

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

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Unrealized losses on obligations of state and political subdivisions, residential mortgage-backed securities and collateralized mortgage obligations have not been recognized into income because the decline in fair value is not attributed to credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery. The decline in fair value of the residential mortgage-backed securities and collateralized mortgage obligations is attributable to higher than projected prepayment speeds increasing the premium amortization and the decline in fair value of obligations of state and political subdivisions is largely due to spreads for these securities being wider at March 31, 2013 than when the securities were purchased. The fair value is expected to recover as the securities approach maturity.

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

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The Corporation owns a trust preferred security with an adjusted amortized cost of $202 and a fair value of $138, which represents collateralized debt obligations (CDOs) issued by other financial institutions, bank holding companies and a limited number of insurance companies. The security is part of a pool of issuers that support a more senior tranche of securities. Due to principal and/or interest deferrals by the issuers of the underlying securities, the cash interest payments for the trust preferred security are being deferred. On March 31, 2013, the lowest credit rating on this security was Fitch’s rating of C, which is defined as highly speculative. The investment security is evaluated using a model to compare the present value of expected cash flows to prior periods expected cash flows to determine if there has been an adverse change in cash flows during the period. The discount rate used to calculate the cash flows is the coupon rate of the security, based on the forward LIBOR curve. The OTTI model considers the structure and term of the CDO and the financial condition of the underlying issuers. In addition we use the model to “stress” the CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of the Corporation’s note class. According to the March 31, 2013 analysis, the expected cash flows were above the recorded amortized cost of the trust preferred security. The accumulated other-than-temporary impairment loss that has been recognized in earnings was $780 at March 31, 2013 and June 30, 2012. If there is further deterioration in the underlying collateral of this security, other-than-temporary impairments may also occur in future periods. Due to the illiquidity in the market, it is unlikely the Corporation would be able to recover its investment in this security if the Corporation sold the security at this time.

Note 3 – Loans

Major classifications of loans were as follows:

	March 31, 2013	June 30, 2012
Commercial	$24,967	$23,041
Commercial real estate:
Construction	3,232	1,546
Other	121,197	110,775
1 – 4 Family residential real estate:
Owner occupied	32,858	34,000
Non-owner occupied	18,396	18,794
Construction	474	187
Consumer	11,775	9,407
Subtotal	212,899	197,750
Less: Net deferred loan fees	(285)	(320)
Allowance for loan losses	(2,377)	(2,335)
Net Loans	$210,237	$195,095

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ending March 31, 2013:

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total

Allowance for loan losses:
Beginning balance	$145	$1,288	$644	$290	$2,367
Provision for loan losses	(3)	78	(11)	26	90
Loans charged-off	(31)	—	(43)	(19)	(93)
Recoveries	—	—	—	13	13
Total ending allowance balance	$111	$1,366	$590	$310	$2,377

The following table presents the activity in the allowance for loan losses by portfolio segment for the nine months ended March 31, 2013:

			1-4 Family
		Commercial	Residential
		Real	Real	Real
	Commercial	Estate	Estate	Consumer	Total

Allowance for loan losses:
Beginning balance	$143	$1,283	$712	$197	$2,335
Provision for loan losses	3	107	(64)	125	171
Loans charged-off	(35)	(24)	(58)	(59)	(176)
Recoveries	—	—	—	47	47
Total ending allowance balance	$111	$1,366	$590	$310	$2,377

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

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the balance in the allowance for loan losses and t he recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2013. Included in the recorded investment in loans is $542 of accrued interest receivable net of deferred loan fees of $285.

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$11	$100	$201	$—	$312
Collectively evaluated for impairment	100	1,266	389	310	2,065
Total ending allowance balance	$111	$1,366	$590	$310	$2,377

Recorded investment in loans:
Loans individually evaluated for impairment	$53	$880	$1,345	$—	$2,278
Loans collectively evaluated for impairment	24,972	123,575	50,493	11,838	210,878
Total ending loans balance	$25,025	$124,455	$51,838	$11,838	$213,156

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

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents information related to loans individually evaluated for impairment by class of loans as of and for the nine months ended March 31, 2013:

		Unpaid	Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial	$—	$—	$—	$4	$—	$—
Commercial real estate:
Other	67	67	—	63	—	—
1-4 Family residential real estate:
Owner occupied	126	126	—	96	—	—
Non-owner occupied	56	56	—	57	3	3
With an allowance recorded:
Commercial	53	53	11	96	8	8
Commercial real estate:
Other	812	813	100	809	66	66
1-4 Family residential real estate:
Owner occupied	283	282	39	305	—	—
Non-owner occupied	881	881	162	923	18	18
Total	$2,278	$2,278	$312	$2,353	$95	$95

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents information related to average recorded investment and interest income associated with loans individually evaluated for impairment by class of loans for the three months ended March 31, 2013:

	Average	Interest	Cash Basis
	Recorded	Income	Interest
	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial real estate:
Other	$67	$—	$—
1-4 Family residential real estate:
Owner occupied	126	—	—
Non-owner occupied	57	1	1
With an allowance recorded:
Commercial	75	—	—
Commercial real estate:
Other	816	3	3
1-4 Family residential real estate:
Owner occupied	285	—	—
Non-owner occupied	884	6	6
Total	$2,310	$10	$10

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents information related to loans individually evaluated for impairment by class of loans as of June 30, 2012 and for the nine months ended March 31, 2012:

	As of June 30, 2012			Nine Months ended March 31, 2012
	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial	$12	$12	$—	$25	$—	$—
Commercial real estate:
Other	144	144	—	491	67	67
1-4 Family residential real estate:
Owner occupied	238	238	—	94	2	2
Non-owner occupied	64	65	—	57	3	3
With an allowance recorded:
Commercial	136	136	50	88	2	2
Commercial real estate:
Other	851	852	82	797	12	12
1-4 Family residential real estate:
Owner occupied	160	160	13	255	2	2
Non-owner occupied	952	954	245	929	10	10
Total	$2,557	$2,561	$390	$2,736	$98	$98

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

The following table presents the recorded investment in non-accrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2013 and June 30, 2012:

	March 31, 2013		June 30, 2012
		Loans Past Due		Loans Past Due
		Over 90 Days		Over 90 Days
		Still		Still
	Non-accrual	Accruing	Non-accrual	Accruing
Commercial	$46	$—	$51	$—
Commercial real estate:
Other	494	—	911	—
1 – 4 Family residential:
Owner occupied	303	—	307	—
Non-owner occupied	674	—	663	—
Consumer	—	—	—
Total	$1,517	$—	$1,932	$—

Non-accrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the aging of the recorded investment in past due loans as of March 31, 2013 by class of loans:

	Days Past Due
	30 - 59	60 - 89	90 Days or	Total	Loans Not
	Days	Days	Greater	Past Due	Past Due	Total
Commercial	$22	$5	$46	$73	$24,952	$25,025
Commercial real estate:
Construction	—	—	—	—	3,232	3,232
Other	—	63	—	63	121,160	121,223
1-4 Family residential:
Owner occupied	180	—	258	438	32,528	32,966
Non-owner occupied	—	—	84	84	18,315	18,399
Construction	—	—	—	—	473	473
Consumer	36	16	—	52	11,786	11,838
Total	$238	$84	$388	$710	$212,446	$213,156

The above table of past due loans includes the recorded investment in non-accrual loans of $388 in the 90 days or greater and $1,129 in the loans not past due category.

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

Troubled Debt Restructurings:

As of March 31, 2013, the recorded investment of loans classified as troubled debt restructurings was $1,972 with $270 of specific reserves allocated to these loans. As of June 30, 2012, the recorded investment of loans classified as troubled debt restructurings was $1,973 with $258 of specific reserves allocated to these loans. As of March 31, 2013 and June 30, 2012, the Corporation had not committed to lend any additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

During the nine months ended March 31, 2013 and during the year ended June 30, 2012, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; a permanent reduction of the principal balance of the loan; or a temporary reduction in the payment amount to interest only.

Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from 12 months to 25 years. Modifications involving an extension of the maturity date were for a period of 5 years to 25 years.

The following table presents loans by class modified as troubled debt restructurings that occurred during the nine months ended March 31, 2013:

		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Loans	Investment	Investment
Commercial real estate:
Other	1	$285	$282
1 – 4 Family residential:
Owner occupied	1	21	21
Total	2	$306	$303

The following table presents loans by class modified as troubled debt restructurings that occurred during the nine month period ending March 31, 2012:

		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Loans	Investment	Investment
Commercial	1	$85	$85
Commercial real estate:
Other	2	137	137
1 – 4 Family residential:
Owner occupied	1	114	114
Non-owner occupied	7	534	466
Total	11	$870	$802

Troubled debt restructurings increased the allowance for loan losses by $41 and $43 for the three and nine month periods ending March 31, 2013, respectively. There were no charge offs from troubled debt restructurings during the three or nine month periods ending March 31, 2013. Troubled debt restructurings increased the allowance for loan losses by $12 and $32 for the three and nine month periods ending March 31, 2012, respectively. There were no charge offs from troubled debt restructurings during the three month period ending March 31, 2012 and charge offs of $63 during the nine month period ending March 31, 2012.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

There were no loans classified as troubled debt restructurings for which there was a payment default during the three or nine month periods ending March 31, 2013. The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within 12 months following the modification during the period ending March 31, 2012:

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

	As of March 31, 2013
		Special			Not
	Pass	Mention	Substandard	Doubtful	Rated
Commercial	$23,826	$64	$24	$53	$1,058
Commercial real estate:
Construction	3,144	88	—	—	—
Other	111,936	5,222	2,729	880	456
1-4 Family residential real estate:
Owner occupied	4,302	—	—	408	28,256
Non-owner occupied	14,665	1,376	887	937	534
Construction	168	—	—	—	305
Consumer	—	—	—	—	11,838
Total	$158,041	$6,750	$3,640	$2,278	$42,447

	As of June 30, 2012
	Special	Not
	Pass	Mention	Substandard	Doubtful	Rated
Commercial	$21,642	$240	$14	$148	$1,044
Commercial real estate:
Construction	1,353	163	—	—	31
Other	98,942	7,332	2,657	996	874
1-4 Family residential real estate:
Owner occupied	4,256	—	99	398	29,365
Non-owner occupied	14,205	2,197	875	1,019	500
Construction	47	—	—	—	139
Consumer	—	—	—	9,388
Total	$140,445	$9,932	$3,645	$2,561	$41,341

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

Assets and liabilities measured at fair value on a recurring basis are summarized below, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements at March 31, 2013 Using
	Balance at March 31, 2013	Level 1	Level 2	Level 3
Assets:
Obligations of U.S. government-sponsored entities and agencies	$4,857	$—	$4,857	$—
Obligations of states and political subdivisions	39,960	—	39,960	—
Mortgage-backed securities – residential	50,066	—	50,066	—
Collateralized mortgage obligations	6,609	—	6,609	—
Trust preferred security	138	—	—	138

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

There were no transfers between Level 1 and Level 2 during the first nine months of the 2013 fiscal year or the during the 2012 fiscal year.

The following table presents a reconciliation of the trust preferred security measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended March 31, 2013 and 2012:

	2013	2012
Beginning balance	$64	$67
Change in fair value included in other comprehensive income	74	(3)
Ending balance, March 31	$138	$64

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

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Financial assets and financial liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at March 31, 2013 Using
	Balance at March 31, 2013	Level 1	Level 2	Level 3
Impaired loans:
Commercial	$36	$—	$—	$36
1-4 Family
Owner occupied	118	—	—	118
Non-owner occupied	448	—	—	448

		Fair Value Measurements at June 30, 2012 Using
	Balance at June 30, 2012	Level 1	Level 2	Level 3
Impaired loans:
Commercial	$11	$—	$—	$11
Commercial real estate:
Other	647	—	—	647
1-4 Family
Owner occupied	40	—	—	40
Non-owner occupied	438	—	—	438

Impaired loans, which are generally measured for impairment using the fair value of the collateral for collateral dependant loans, had a principal balance of $786, with a valuation allowance of $184 at March 31, 2013. As of June 30, 2012, impaired loans with a principal balance of $1,479 had a valuation allowance of $343. The resulting impact to the provision for loan losses was a reduction of $56 and $83 being recorded for the three and nine month periods ended March 31, 2013, respectively. The resulting impact to the provision for loan losses was a reduction of $53 for the three month period ended March 31, 2012 and an increase of $20 being recorded for the nine month period ended March 31, 2012.

The valuation technique used by an independent third party appraiser in the fair value measurement of collateral for collateral-dependent 1-4 family non-owner occupied impaired loans primarily consisted of the sales comparison and income approach. The significant unobservable inputs used in the fair value measurement relate to adjustments made to the value set forth in the appraisal by deducting a distressed sale adjustment. For the March 31, 2013 period, the collateral discount for the 1-4 family owner occupied impaired loan was 32.7% and for 1-4 family non-owner occupied impaired loans ranged from 10.4% to 29.5%. For the June 30, 2012 period, collateral discounts for commercial real estate impaired loans ranged from 33% to 41% and for 1-4 family non-owner occupied impaired loans ranged from 15% to 39%.

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

Time deposits: Fair value of fixed-maturity certificates of deposit was estimated using the rates offered at March 31, 2013 and June 30, 2012, for deposits of similar remaining maturities. Estimated fair value does not include the benefit that result from low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market resulting in a Level 2 classification.

Federal Home Loan Bank advances: Fair value of Federal Home Loan Bank advances was estimated using current rates at March 31, 2013 and June 30, 2012 for similar financing resulting in a Level 2 classification.

Federal bank and other restricted stocks, at cost: Federal bank and other restricted stocks include stock acquired for regulatory purposes, such as Federal Home Loan Bank stock and Federal Reserve Bank stock that are accounted for at cost due to restrictions placed on their transferability; and therefore, are not subject to the fair value disclosure requirements. The Corporation’s lending commitments have variable interest rates and “escape” clauses if the customer’s credit quality deteriorates. Therefore, the fair values of these items are not significant and are not included in the following table.

The following table shows the estimated fair values of financial instruments that are reported at amortized cost in the Corporation’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	March 31, 2013		June 30, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Level 1 inputs: Cash and cash equivalents	$16,921	$16,921	$13,745	$13,745

Level 2 inputs: Certificates of deposits in other financial institutions	5,645	5,645	5,645	5,645

Accrued interest receivable	1,141	1,141	1,043	1,043
Level 3 inputs:
Loans held for sale	192	199	377	387
Loans	210,237	209,575	195,095	196,592
Financial Liabilities:
Level 2 inputs: Demand and savings deposits	218,815	218,815	200,011	200,011
Time deposits	80,459	81,044	84,470	85,262
Short-term borrowings	12,483	12,483	13,722	13,722
Federal Home Loan Bank advances	6,389	7,076	6,446	7,398
Accrued interest payable	57	57	56	56

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

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2013	2012	2013	2012
Basic
Net income available to common shareholders	$628	$686	$1,990	$2,164
Weighted average common shares outstanding	2,065,887	2,051,024	2,061,969	2,050,390
Basic income per share	$0.30	$0.33	$0.96	$1.06
Diluted:
Net income available to common shareholders	$628	$686	$1,990	$2,164
Weighted average common shares outstanding	2,065,887	2,051,024	2,061,969	2,050,390
Dilutive effect of restricted stock	595	534	541	445
Total common shares and dilutive potential common shares	2,066,482	2,051,558	2,062,510	2,050,835
Dilutive income per share	$0.30	$0.33	$0.96	$1.06

Note 6 –Accumulated Other Comprehensive Income

The components of other comprehensive income related to unrealized gains and losses on available-for-sale securities for the three month period ended March 31, 2013, were as follows:

For the Three Months Ended March 31, 2013
Beginning balance	$1,835
Other comprehensive income before reclassification, net of taxes of $137	(264)
Amounts reclassified from accumulated other comprehensive income, net of taxes of $34[1]	(67)
Net current period other comprehensive income, net of tax	(331)
Ending balance	$1,504

1 Within the consolidated statement of income, security gains/(losses), net in non-interest income was impacted by $101 and income tax expense was impacted by $34 due to reclassifications from accumulated other comprehensive income.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share data)

General

The following is management’s analysis of the Corporation’s results of operations for the three and nine month periods ended March 31, 2013, compared to the same periods in 2012, and the consolidated balance sheet at March 31, 2013 compared to June 30, 2012. This discussion is designed to provide a more comprehensive review of the operating results and financial condition than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

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

Overview of Strategic Initiatives

On February 26, 2013, the Corporation filed a registration statement with the Securities and Exchange Commission (SEC) related to a $10 million shareholder rights offering. Under the rights offering, the Corporation is distributing to its shareholders of record as of March 26, 2013, proportional rights to purchase additional shares and, subject to availability, shareholders will have the opportunity to purchase shares in excess of their basic subscription rights. The Corporation may also offer any shares not subscribed for in the rights offering through a subsequent public offering. The Corporation intends to use the net proceeds from the rights offering and subsequent public offering, if any, to enhance the Bank’s overall capital position and for general corporate purposes, future organic and other growth opportunities.

Results of Operations

Three and Nine Months Ended March 31, 2013 and March 31, 2012

In the third quarter of fiscal year 2013, net income was $628, or $0.30 per common share, compared with $686, or $0.33 per common share, in the prior year period. The following key factors summarize our results of operations for the three months ending March 31, 2013:

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

•	net interest income of $2,923 remained consistent with the same prior year period;
•	loan loss provision expense in fiscal year 2013 totaled $90 compared to $11 from the same period last year;
•	noninterest income increased by $148, or 25.3%, in fiscal year 2013 from the same prior year period. In the current year, a $101 net gain on the sale of securities was recognized compared with a $37 net loss in the same prior year period; and
•	noninterest expenses increased by $188, or 7.2%, in fiscal year 2013 principally as a result of higher salary and employee benefits due to staff hired in the lending area and new staff for the Jackson-Belden office that opened July 31, 2012.

In the first nine months of fiscal year 2013, net income was $1,990, or $0.96 per common share, compared with $2,164, or $1.06 per common share, in the prior year period. The following key factors summarize our results of operations for the nine months ending March 31, 2013:

•	net interest income increased by $244, or 2.8%, in fiscal year 2013 from the same prior year period;
•	loan loss provision expense in fiscal year 2013 of $171 remained consistent with the same prior year period;
•	noninterest income increased by $121, or 6.2%, in fiscal year 2013 from the same prior year period mainly as a result of a $109 increase in other income primarily as a result of increases from the gain on the sale of loans and investment advisory and brokerage income; and
•	noninterest expenses increased by $721, or 9.4%, in fiscal year 2013 principally as a result of higher salary and employee benefits due to staff hired in the lending area and new staff for the Jackson-Belden office that opened July 31, 2012. Also, occupancy and equipment expense increased primarily as a result of higher depreciation expense associated with the Minerva, Ohio location since a new facility is planned to replace the current facility by spring of 2015.

Return on average equity (ROE) and return on average assets (ROA) were 8.67% and 0.74%, respectively, for the third quarter of fiscal year 2013 compared to 10.09% and 0.86%, respectively, for the third quarter of fiscal year 2012. ROE and ROA were 9.19% and 0.78%, respectively, for the first nine months of fiscal year 2013 compared to 9.28% and 0.81%, respectively, for the same prior year period.

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

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The Corporation’s net interest margin for the three months ended March 31, 2013 was 3.85%, compared to 4.03% for the same year ago period. Net interest income for the three months ended March 31, 2013 increased by $4, or 0.1%, to $2,923 from $2,919 for the same year ago period. The increase in net interest income was primarily the result of a decline in the Corporation’s cost of funds and an increase in average interest-earning assets.

Interest income for the three months ended March 31, 2013 decreased by $51, or 1.6%, from the same year ago period. An increase of $20,297, or 6.6%, in average interest-earning assets more than offset the impact the low interest rate environment has had on the yield of average interest-earning assets. Interest expense for the three months ended March 31, 2013 decreased by $55, or 15.9%, from the same year ago period. The Corporation’s cost of funds decreased to 0.48% for the three month period ended March 31, 2013 from 0.60% for the same year ago period mainly due to lower market rates affecting the rates paid on all interest-bearing deposit accounts and borrowings.

The Corporation’s net interest margin for the nine months ended March 31, 2013 was 3.91%, compared to 4.07% for the same year ago period. Net interest income for the nine months ended March 31, 2013 increased by $244, or 2.8%, to $8,957 from $8,713 for the same year ago period. The increase in net interest income was primarily the result of a decline in the Corporation’s cost of funds and an increase in average interest-earning assets.

Interest income for the nine months ended March 31, 2013 increased by $50, or 0.5%, from the same year ago period. An increase of $24,455, or 8.2%, in average interest-earning assets more than offset the impact the low interest rate environment has had on the yield of average interest-earning assets. Interest expense for the nine months ended March 31, 2013 decreased by $194, or 17.2%, from the same year ago period. The Corporation’s cost of funds decreased to 0.51% for the nine month period ended March 31, 2013 from 0.68% for the same year ago period mainly due to lower market rates affecting the rates paid on most all interest-bearing deposit accounts and borrowings. The Corporation has introduced a NOW checking account product that pays a higher rate of interest to customers who meet certain qualifications, with one of the main qualifications being the frequent use of a debit card. As a result, debit card interchange income has increased (see discussion in “Non-Interest Income” section) and the cost of the NOW checking account increased from 0.19% to 0.22% from the same year ago period.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Average Balance Sheets and Analysis of Net Interest Income for the Three Months Ended March 31,
(In thousands, except percentages)
	2013			2012
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Taxable securities	$67,682	$293	1.78%	$76,924	$445	2.35%
Nontaxable securities (1)	40,310	473	4.97	30,330	396	5.56
Loans receivable (1)	207,612	2,594	5.07	180,594	2,546	5.67
Interest bearing deposits and federal funds sold	11,768	15	0.52	19,227	12	0.25
Total interest-earning assets	327,372	3,375	4.22%	307,075	3,399	4.49%

Noninterest-earning assets	17,897			13,251

Total Assets	$345,269			$320,326

Interest-bearing liabilities:
NOW	$39,060	$21	0.22%	$33,044	$20	0.24%
Savings	105,448	19	0.07	94,833	26	0.11
Time deposits	81,481	196	0.98	83,517	243	1.17
Short-term borrowings	12,076	5	0.17	13,411	5	0.15
FHLB advances	6,513	49	3.05	6,484	51	3.16
Total interest-bearing liabilities	244,578	290	0.48%	231,289	345	0.60%

Noninterest-bearing liabilities:
Noninterest-bearing checking accounts	69,004			59,493
Other liabilities	2,346			2,205
Total liabilities	315,928			292,987
Shareholders’ equity	29,341			27,339

Total liabilities and shareholders’ equity	$345,269			$320,326

Net interest income, interest rate spread (1)		$3,085	3.74%		$3,054	3.89%

Net interest margin (net interest as a percent of average interest-earning assets) (1)			3.85%			4.03%

Federal tax exemption on non-taxable securities and loans included in interest income		$162			$135

Average interest-earning assets to interest-bearing liabilities	133.85%			132.77%

(1) calculated on a fully taxable equivalent basis

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Average Balance Sheets and Analysis of Net Interest Income for the Nine Months Ended March 31,
(In thousands, except percentages)
	2013			2012
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Taxable securities	$68,117	$1,010	2.01%	$74,303	$1,400	2.54%
Nontaxable securities (1)	39,208	1,393	4.96	27,380	1,126	5.69
Loans receivable (1)	203,447	7,919	5.19	179,538	7,654	5.67
Interest bearing deposits and federal funds sold	13,316	46	0.46	18,412	42	0.30
Total interest-earning assets	324,088	10,368	4.30%	299,633	10,222	4.57%

Noninterest-earning assets	17,959			13,301

Total Assets	$342,047			$312,934

Interest-bearing liabilities:
NOW	$36,586	$61	0.22%	$23,325	$33	0.19%
Savings	102,667	67	0.09	88,895	89	0.13
Time deposits	83,689	640	1.02	85,979	802	1.24
Short-term borrowings	13,241	16	0.16	15,312	23	0.20
FHLB advances	6,453	149	3.08	6,907	180	3.47
Total interest-bearing liabilities	242,636	933	0.51%	220,418	1,127	0.68%

Noninterest-bearing liabilities:
Noninterest-bearing checking accounts	68,203			63,997
Other liabilities	2,378			2,045
Total liabilities	313,217			286,460
Shareholders’ equity	28,830			26,474

Total liabilities and shareholders’ equity	$342,047			$312,934

Net interest income, interest rate spread (1)		$9,435	3.79%		$9,095	3.89%

Net interest margin (net interest as a percent of average interest-earning assets) (1)			3.91%			4.07%

Federal tax exemption on non-taxable securities and loans included in interest income		$478			$382

Average interest-earning assets to interest-bearing liabilities	133.57%			135.94%

(1) calculated on a fully taxable equivalent basis

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Provision for Loan Losses

The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management's assessment of the estimated probable incurred credit losses in the Bank’s loan portfolio that have been incurred at each balance sheet date. For the three month period ended March 31, 2013, the provision for loan losses was $90, an increase of $79 from the same prior year period. For the nine month period ended March 31, 2013, the provision for loan losses was $171, compared with $170 from the same prior year period.

The allowance for loan losses as a percentage of loans was 1.18% at June 30, 2012 and 1.12% at March 31, 2013. From June 30, 2012 to March 31, 2013, there was a reduction in the recorded investment of loans classified as special mention, substandard and doubtful and the percentage of loans classified as pass credits increased from 70.96% at June 30, 2012 to 74.14% at March 31, 2013. The improvement in the risk classifications of the loan portfolio was the primary reason for the reduction in the allowance for loan losses as a percentage of total loans from June 30, 2012.

Net charge-offs for the nine month period ending March 31, 2013 were $129, or 0.08% of total average loans on an annualized basis, compared with $57, or 0.04% of total average loans, for the same period last year. The provision for the 1-4 family residential real estate loan portfolio was a negative $64 for the current nine month period primarily as a result of improvement in the three year historical loss ratio for this portfolio.

Non-performing loans were $1,517 as of March 31, 2013 and represented 0.71% of total loans. This compared with $1,932, or 0.98%, at June 30, 2012 and $1,995, or 1.08%, as of March 31, 2012. The allowance for loan losses to total non-performing loans at March 31, 2013 was 156.69% compared with 120.86% at June 30, 2012 and 110.98% at March 31, 2012.

The provision for loan losses for the period ending March 31, 2013 was considered sufficient by management for maintaining an appropriate allowance for loan losses for probable incurred credit losses.

Non-Interest Income

Non-interest income totaled $733 for the third quarter of fiscal year 2013, compared to $585 for the same period last year. Non-interest income for the third quarter of fiscal year 2013 included a net gain from the sale of securities of $101 compared with a net loss of $37 recognized during the same prior year period.

Service charges on deposits decreased by $37, or 10.9%, during the third quarter of fiscal year 2013 due to a decline in overdraft fee income from the same period last year. Debit card interchange income increased by $3, or 1.6%, from the same period last year mainly due to an increase in debit card usage by our customers as a result of the NOW checking account product previously discussed.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Other non-interest income increased by $49, or 100.0%, during the third quarter of fiscal year 2013 primarily as a result of increases in gain on the sale of mortgage loans and investment advisory and brokerage income.

Non-interest income totaled $2,075 for the first nine months of fiscal year 2013, compared to $1,954 for the same period last year. Non-interest income for the first nine months of fiscal year 2013 included a net gain from the sale of securities of $124 compared with a net gain of $118 recognized during the same prior year period. Also included in non-interest income during the 2012 fiscal year was a $53 loss from the sale of other real estate that was acquired through loan foreclosure.

Service charges on deposits decreased by $82 or 7.7%, during the first nine months of fiscal year 2013 mainly due to a decline in overdraft fee income from the same period last year. The decline in overdraft income was partially offset by an increase in service charge income on personal checking accounts as a result of product changes that went into effect in December 2011. Debit card interchange income increased by $44, or 8.1%, from the same period last year mainly due to an increase in debit card usage by our customers as a result of the new NOW checking account product previously discussed.

Other non-interest income increased by $109, or 80.7%, during the first nine months of fiscal year 2013 primarily as a result of increases in the gain on the sale of loans and investment advisory and brokerage income.

Non-Interest Expenses

Total non-interest expenses increased to $2,799, or by 7.2%, during the third quarter of fiscal year 2013, compared with $2,611 during the same year ago period.

Salaries and employee benefits increased by $127, or 8.9%, during the third quarter of fiscal year 2013. The increase was primarily associated with staff additions in the lending area and new staff for the Jackson-Belden office that was opened July 31, 2012.

Occupancy and equipment increased by $53, or 19.8%, during the third quarter of fiscal year 2013 mainly due to an increase in building depreciation expense associated with the Minerva, Ohio corporate headquarters and Jackson-Belden branch location. The remaining book value of this location is being expensed over the remaining useful life as a new facility is planned to replace the current facility by spring of 2015. Occupancy and equipment expenses also increased as a result of the new Jackson-Belden office that opened on July 31, 2012.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Telephone and network communications expenses increased by $15, or 25.0%, during the third quarter of fiscal year 2013 mainly as a result of one-time costs associated with the switch to a fiber optic communications network.

Total other expenses increased by $23, or 6.8%, during the third quarter of fiscal year 2013 mainly due to higher education and development expenses and higher loan appraisal expenses.

Total non-interest expenses increased to $8,394, or by 9.4%, during the first nine months of fiscal year 2013, compared with $7,673 during the same year ago period.

Salaries and employee benefits increased by $531, or 13.1%, during the first nine months of fiscal year 2013. The increase was primarily associated with staff additions in the lending area and new staff for the Jackson-Belden office that was opened July 31, 2012.

Occupancy and equipment increased by $181, or 23.1%, during the first nine months of fiscal year 2013 mainly due to an increase in building depreciation expense associated with the Minerva, Ohio corporate headquarters and Jackson-Belden branch location. The remaining book value of this location is being expensed over the remaining useful life as a new facility is planned to replace the current facility by spring of 2015. Occupancy and equipment expenses also increased as a result of the new Jackson-Belden office that opened on July 31, 2012.

Marketing and advertising expenses increased by $18, or 8.6%, to $228 compared to the same period last year mainly due to an increase in marketing efforts as a result of the opening of the Jackson-Belden branch location.

Telephone and network communications expenses increased by $44, or 25.0%, during the first nine months of fiscal year 2013 mainly as a result of one-time costs associated with the switch to a fiber optic communications network.

Debit card processing expenses increased by $7, or 2.5%, during the first nine months of fiscal year 2013 mainly as a result of increased debit card usage by our customers.

The amortization of intangible expense declined from the previous year since the core deposit purchase premium of the Lisbon, Ohio branch that was purchased in January 2000 is fully amortized.

Total other expenses increased by $92, or 8.9%, during the first nine months of fiscal year 2013, mainly as a result of higher internet banking expenses as a result of an increased number of personal and business customers using the internet banking product and higher education and development expenses from the introduction of a management development program.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Income Taxes

Income tax expense for the three month period ended March 31, 2013 decreased by $57, to $139 from $196, compared to a year ago. The effective tax rate was 18.1% for the current quarter as compared to 22.2% for the same period last year.

Income tax expense for the nine month period ended March 31, 2013 decreased by $183, to $477 from $660, compared to a year ago. The effective tax rate was 19.3% for the current period as compared to 23.4% for the same period last year. The decline in the effective tax rate was primarily the result of an increase in tax-exempt municipal income.

The effective tax rate differed from the federal statutory rate principally as a result of tax-exempt income from obligations of states and political subdivisions, loans and earnings on bank owned life insurance.

Financial Condition

Total assets at March 31, 2013 were $349,407 compared to $334,761 at June 30, 2012, an increase of $14,646, or an annualized 5.8%.

Available-for-sale securities decreased by $3,705 from $105,335 at June 30, 2012 to $101,630 at March 31, 2013.

Total loans increased by $15,184, or an annualized 10.2%, to $212,614 at March 31, 2013 compared to $197,430 at June 30, 2012 mainly as a result of expanded calling efforts.

Non-Performing Assets

The following table presents the aggregate amounts of non-performing assets and respective ratios as of the dates indicated.

	March 31, 2013	June 30, 2012	March 31, 2012
Non-accrual loans	$1,517	$1,932	$1,995
Loans past due over 90 days and still accruing	—	—	—
Total non-performing loans	1,517	1,932	1,995
Other real estate owned	—	—	—
Total non-performing assets	$1,517	$1,932	$1,995

Non-performing loans to total loans	0.71%	0.98%	1.08%
Allowance for loan losses to total non-performing loans	156.69%	120.86%	110.98%

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

As of March 31, 2013, impaired loans totaled $2,278, of which $1,385 are included in non-accrual loans. Commercial and commercial real estate loans are classified as impaired if management determines that full collection of principal and interest, in accordance with the terms of the loan documents, is not probable. Impaired loans and non-performing loans have been considered in management’s analysis of the appropriateness of the allowance for loan losses. Management and the Board of Directors are closely monitoring these loans and believe that the prospects for recovery of principal and interest, less identified specific reserves, are favorable.

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

Net cash inflow from operating activities for the nine month period ended March 31, 2013 was $3,390, net cash outflows from investing activities was $13,116 and net cash inflows from financing activities was $12,902. A major source of cash was $21,341 from sales, maturities, calls or principal pay downs on available-for-sale securities and a $14,793 increase in deposits. A major use of cash included the $18,735 purchase of securities and a $15,313 increase in loans. Total cash and cash equivalents was $16,921 as of March 31, 2013 compared to $13,745 at June 30, 2012 and $20,377 at March 31, 2012.

The Bank offers several types of deposit products to its customers. The rates offered by the Bank and the fees charged for them are competitive with others currently available in the market area. Deposits totaled $299,274 at March 31, 2013 compared with $284,481 at June 30, 2012. The overall cost for funds decreased by 17 basis points for the nine month period ended March 31, 2013 compared with the same year ago period.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

To provide an additional source of liquidity, the Corporation has entered into an agreement with the Federal Home Loan Bank (FHLB) of Cincinnati. At March 13, 2013, FHLB advances totaled $6,389 as compared with $6,446 at June 30, 2012. As of March 31, 2013, the Bank had the ability to borrow an additional $21,714 from the FHLB based on a blanket pledge of qualifying first mortgage loans. The Corporation considers the FHLB to be a reliable source of liquidity funding, secondary to its deposit base.

Short-term borrowings consisted of repurchase agreements which is a financing arrangement that matures daily and federal funds purchased from correspondent banks. The Bank pledges securities as collateral for the repurchase agreements. Short-term borrowings decreased to $12,483 at March 31, 2013 from $13,722 at June 30, 2012.

Jumbo time deposits (those with balances of $100 thousand and over) totaled $33,069 at March 31, 2013 and $34,422 at June 30, 2012. These deposits are monitored closely by the Corporation and are mainly priced on an individual basis. When these deposits are from a municipality, certain bank-owned securities are pledged to guarantee the safety of these public fund deposits as required by Ohio law. The Corporation has the option to use a fee-paid broker to obtain deposits from outside its normal service area as an additional source of funding. The Corporation however, does not rely upon these deposits as a primary source of funding. Although management monitors interest rates on an ongoing basis, a quarterly rate sensitivity report is used to determine the effect of interest rate changes on the financial statements. In the opinion of management, enough assets or liabilities could be repriced over the near term (up to three years) to compensate for such changes. The spread on interest rates, or the difference between the average earning assets and the average interest-bearing liabilities, is monitored quarterly.

Capital Resources

Total shareholders’ equity increased by $1,304 from June 30, 2012 to $29,194 as of March 31, 2013. The increase was mainly due to net income for the current nine month period which was partially offset by cash dividends paid during the period.

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

The Bank’s leverage and risk-based capital ratios as of March 31, 2013 were 8.0% and 13.1%, respectively. This compares to leverage and risk-based capital ratios of 7.4% and 13.4%, respectively, as of June 30, 2012. The Bank exceeded minimum regulatory capital requirements to be considered well-capitalized for both periods. Management is not aware of any matters occurring subsequent to March 31, 2013 that would cause the Bank’s capital category to change.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

As previously discussed, the Corporation filed a registration statement with the SEC related to a $10 million shareholder rights offering. The Corporation intends to use the net proceeds from the rights offering and subsequent public offering, if any, to enhance the Bank’s overall capital position and for general corporate purposes, future organic and other growth opportunities.

Regulatory reforms continue to be adopted which impose additional restrictions on current business practices and one such proposal is the Federal Reserve BASEL III capital plan rules. In June 2012, the Federal Reserve Board, Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation (collectively, the Agencies) each issued notices of proposed rulemaking that would revise and replace the Agencies’ current capital rules to align with the BASEL III capital standards and meet certain requirements of the Dodd-Frank Act. Certain requirements of the notices of proposed rulemaking would establish more restrictive capital definitions, higher risk-weightings for certain asset classes, capital buffers and higher minimum capital ratios. The notices of proposed rulemaking were in a comment period through October 22, 2012, and are currently being evaluated by the Agencies. We are currently evaluating the impact of the proposals on our regulatory capital ratios. There can be no guarantee that Basel III will be adopted in its current form, what changes may be made before adoption, or when ultimate adoption will occur.

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

None

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not Applicable

Item 5 – Other Information

None

Item 6 – Exhibits

Exhibit
Number	Description

Exhibit 11	Statement regarding Computation of Per Share Earnings (included in Note 1 to the Consolidated Financial Statements).

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Exhibit 101	The following material from Consumers Bancorp, Inc.’s Form 10-Q Report for the quarterly period ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language) includes: (1) Unaudited Consolidated Balance Sheets, (2) Unaudited Consolidated Statements of Income, (3) Unaudited Consolidated Statements of Comprehensive Income, (4) Unaudited Consolidated Statement of Changes in Shareholders’ Equity, (5) Unaudited Condensed Consolidated Statements of Cash Flows, and (6) the Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMERS BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSUMERS BANCORP, INC.
(Registrant)

Date: May 15, 2013	/s/ Ralph J. Lober
Ralph J. Lober, II
President & Chief Executive Officer
(principal executive officer)

Date: May 15, 2013	/s/ Renee K. Wood
Renee K. Wood
Chief Financial Officer & Treasurer
(principal financial officer)

