Form 10-K
period 2013-06-30
CONSUMERS BANCORP INC /OH/
filed 2013-09-24
CIK 1006830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2013

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

 Large accelerated filer  ☐ Accelerated filer  ☐ Non-accelerated filer  ☐ Smaller reporting company  ☒

(Do not check if small reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Based on the closing sales price on December 31, 2012, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $19,967,759.

The number of shares outstanding of the Registrant’s common stock, without par value was 2,724,388 at September 3, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Certain specifically designated portions of Consumers Bancorp, Inc.’s definitive Proxy Statement dated September 24, 2013 for its 2013 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

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

FDIC: The FDIC is an independent federal agency, which insures the deposits of federally insured banks and savings associations up to certain prescribed limits and safeguards the safety and soundness of financial institutions. The deposits of the Bank are subject to the deposit insurance assessments of the Bank Insurance Fund of the FDIC. Under the FDIC’s deposit insurance assessment system, the assessment rate for any insured institution varies according to regulatory capital levels of the institution and other factors such as supervisory evaluations.

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

Risk-Based Capital Requirements: The Federal Reserve Board and the OCC employ similar risk-based capital guidelines in their examination and regulation of bank holding companies and national banks. As of the fiscal year-end 2013, the Corporation met the definition of a Small Bank Holding Company and, therefore, was exempt from consolidated risk-based and coverage capital adequacy guidelines for bank holding companies. The guidelines involve a process of assigning various risk weights to different classes of assets, then evaluating the sum of the risk-weighted balance sheet structure against the capital base. If capital falls below the minimum levels established by the guidelines, the bank holding company or bank may be denied approval to acquire or establish additional banks or non-bank businesses or to open new facilities. In addition, failure to satisfy capital guidelines could subject a banking institution to a variety of enforcement actions by federal bank regulatory authorities, including the termination of deposit insurance by the FDIC and a prohibition on the acceptance of “brokered deposits.”

Under regulations adopted under these provisions, for an institution to be well capitalized it must have a total risk-based capital ratio of at least 10%, a Tier I risk-based capital ratio of at least 6% and a Tier I leverage ratio of at least 5% and not be subject to any specific capital order or directive. The OCC and the FDIC may take various corrective actions against any undercapitalized bank and any bank that fails to submit an acceptable capital restoration plan or fails to implement a plan accepted by the OCC or the FDIC.  These powers include, but are not limited to, requiring the institution to be recapitalized, prohibiting asset growth, restricting interest rates paid, requiring prior approval of capital distributions by any bank holding company that controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring new election of directors, and requiring the dismissal of directors and officers. The OCC’s final supervisory judgment concerning an institution’s capital adequacy could differ significantly from the conclusions that might be derived from the absolute level of an institution’s risk-based capital ratios. Therefore, institutions generally are expected to maintain risk-based capital ratios that exceed the minimum ratios. At June 30, 2013, the Bank was in compliance with all regulatory capital requirements.

Basel III Capital Rules. In July 2013, the Federal Reserve Board published final rules (the Basel III Capital Rules) establishing a new comprehensive capital framework for U.S. banking organizations. The rules implement the Basel Committee’s December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to the Bank compared to the current U.S. risk-based capital rules.

The Basel III Capital rules include new risk-based capital and leverage ratios, which are effective on January 1, 2015, and refine the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements will require the Bank to maintain: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The rule also established a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and results in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and increase by that amount each year until fully implemented in January 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a common equity Tier 1 ratio to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

Dodd-Frank Act: Federal regulators continue to implement many provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act), which was signed into law on July 21, 2010. The Dodd-Frank Act created many new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions. Currently, federal regulators are still in the process of implementing many portions of the Dodd-Frank Act. The Corporation is closely monitoring all relevant sections of the Dodd-Frank Act to ensure continued compliance with these regulatory requirements. The following discussion summarizes significant aspects of the Dodd-Frank Act that may affect the Corporation and the Bank:

•	Centralize responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, responsible for implementing, examining and enforcing compliance with federal consumer financial laws.
•	Require the OCC to seek to make its capital requirements for national banks, countercyclical so that capital requirements increase in times of economic expansion and decrease in times of economic contraction.
•	Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminate the ceiling of the Deposit Insurance Fund (DIF) and increase the floor of the DIF, which generally will reduce the level of assessments for institutions with assets below $10 billion and increase the level of assessments for institutions with assets in excess of $10 billion.
•	Implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, which apply to all public companies, not just financial institutions.
•	Permanently increases the federal deposit insurance limit to $250,000.
•	Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts effective one year after the bill was signed into law.
•	Amend the Electronic Fund Transfer Act to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.
•	Make permanent SOX 404 (B) exemption regarding auditor attestation requirements for companies with less than $75 million in market capitalization.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Corporation, its customers or the financial industry more generally. We will continue to monitor legislative developments and assess their potential impact on our business.

Interstate Banking and Branching: The Interstate Banking and Branch Efficiency Act of 1995 has eased restrictions on interstate expansion and consolidation of banking operations by, among other things: (i) permitting interstate bank acquisitions regardless of host state laws, (ii) permitting interstate merger of banks unless specific states have opted out of this provision, and (iii) permitting banks to establish new branches outside the state provided the law of the host state specifically allows interstate bank branching.

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

Employees

As of June 30, 2013, the Bank employed 105 full-time and 19 part-time employees. None of the employees are represented by a collective bargaining group. Management considers its relations with employees to be good.

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

ITEM 4—MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation had 2,068,610 common shares outstanding on June 30, 2013 with 759 shareholders of record and an estimated 307 additional beneficial holders whose stock was held in nominee name.

The common shares of Consumers Bancorp, Inc. are traded on the over-the-counter bulletin board. The following quoted market prices reflect inter-dealer prices, without adjustments for retail markups, markdowns, or commissions and may not represent actual transactions. The market prices represent highs and lows reported during the quarterly period.

Quarter Ended	September 30, 2012	December 31, 2012	March 31, 2013	June 30, 2013
High	$16.00	$17.50	$20.50	$17.50
Low	14.55	14.75	15.51	15.55
Cash dividends paid per share	0.12	0.12	0.12	0.12

Quarter Ended	September 30, 2011	December 31, 2011	March 31, 2012	June 30, 2012
High	$12.40	$13.00	$13.50	$15.00
Low	10.85	11.40	11.60	13.48
Cash dividends paid per share	0.11	0.11	0.11	0.11

Management does not have knowledge of the prices paid in all transactions and has not verified the accuracy of those prices that have been reported. Because of the lack of an established market for the Corporation’s common shares, these prices may not reflect the prices at which the common shares would trade in an active market.

The Corporation’s management is currently committed to continuing to pay regular cash dividends; however, there can be no assurance as to future dividends because they are dependent on the Corporation’s future earnings, capital requirements and financial condition. The Corporation’s principal source of funds for dividend payment is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. See Note 1 and Note 10 to the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operation for dividend restrictions.

There were no repurchases of the Corporation’s securities during the 2013 fiscal year.

Information regarding stock-based compensation awards outstanding and available for future grants as of June 30, 2013, segregated between stock-based compensation plans approved by shareholders and stock-based compensation plans not approved by shareholders, is presented in the table below. Additional information regarding stock-based compensation plans is presented in Note 8 - Employee Benefit Plans to the Consolidated Financial Statements located elsewhere in this report.

Plan Category	Number of Shares to be Issued Upon Vesting of Outstanding Awards	Weighted-Average Grant Date Fair Value Per Share	Number of Shares Available for Future Grants
Plans approved by shareholders	6,892	$13.00	92,417
Plans not approved by shareholders	—	—	—
Total	6,892	$13.00	92,417

ITEM 6—SELECTED FINANCIAL DATA

Not applicable for Smaller Reporting Companies.

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share data)

General

The following is management’s analysis of the Corporation’s financial condition and results of operations as of and for the years ended June 30, 2013 and 2012. This discussion is designed to provide a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

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

Comparison of Results of Operations for the Years Ended June 30, 2013 and June 30, 2012

Net Income. Net income decreased by $95, or 3.4%, from 2012 to 2013. The following key factors summarize our results of operations for the year ended June 30, 2013:

•	net interest income increased by $320, or 2.8%, in 2013 from 2012;
•	loan loss provision expense in 2013 totaled $337 compared to $315 in 2012;
•	total other income increased by $198, or 7.6%, primarily due to an increase in gains from the sale of mortgage loans and investment advisory and brokerage income; and
•	total other expenses increased $756, or 7.3% in 2013, principally as a result of higher salary and employee benefits due to staff hired in the lending area and new staff for the Jackson-Belden office that opened July 31, 2012. Also, occupancy and equipment expense increased primarily as a result of higher depreciation expense associated with the Minerva, Ohio location since a new facility is planned to replace the current facility in 2015.

Return on average equity and return on average assets were 9.21% and 0.78%, respectively, for the 2013 fiscal year-to-date period compared to 10.29% and 0.87%, respectively, for the same period last year.

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

Net Interest Income Year ended June 30,	2013	2012
Net interest income	$11,939	$11,619
Taxable equivalent adjustments to net interest	647	530
Net interest income, fully taxable equivalent	$12,586	$12,149
Net interest margin	3.70%	3.86%
Taxable equivalent adjustment	0.20	0.18
Net interest margin, fully taxable equivalent	3.90%	4.04%

Net interest income for the 2013 fiscal year was $11,939, an increase of $320, or 2.8%, from $11,619 in the 2012 fiscal year. The Corporation’s tax equivalent net interest margin for the year ended June 30, 2013 was 3.90%, a decrease of 14 basis points from 2012. Interest income for the 2013 fiscal year was $13,141, an increase of $63, or 0.5%, from $13,078 in the 2012 fiscal year. An increase of $22,545, or 7.4%, in average interest-earning assets more than offset the impact the low interest rate environment has had on the yield of average interest-earning assets. Interest expense for the 2013 fiscal year was $1,202, a decrease of $257, or 17.6%, from $1,459 in the 2012 fiscal year. This decrease was mainly the result of lower market rates affecting the rates paid on savings, time deposits and short-term borrowings. The Corporation offers an interest bearing demand checking account product that pays a higher rate of interest to customers who meet certain qualifications, with one of the main qualifications being the frequent use of a debit card. As a result, the rate paid on the interest bearing demand checking account product was 0.21% and 0.20% for the 2013 and 2012 periods, respectively.

Average Balance Sheet and Net Interest Margin

	2013			2012
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest earning assets:
Taxable securities	$66,241	$1,263	1.94%	$74,242	$1,802	2.46%
Nontaxable Securities (1)	40,469	1,888	4.87	29,300	1,559	5.54
Loans receivable (1)	205,934	10,577	5.14	181,951	10,190	5.60
Interest bearing deposits and federal funds sold	13,008	60	0.46	17,614	57	0.32
Total interest earning assets	325,652	13,788	4.27%	303,107	13,608	4.52%
Non-interest earning assets	18,084			13,498
Total assets	$343,736			$316,605
Interest bearing liabilities:
Interest bearing demand	$37,167	$79	0.21%	$26,049	$51	0.20%
Savings	103,729	86	0.08	90,374	116	0.13
Time deposits	82,613	816	0.99	85,477	1,033	1.21
Short-term borrowings	13,457	22	0.16	15,293	29	0.19
FHLB advances	6,433	199	3.09	6,794	230	3.39
Total interest bearing liabilities	243,399	1,202	0.49%	223,987	1,459	0.65%
Non-interest bearing liabilities	71,350			65,768
Total liabilities	314,749			289,755
Shareholders’ equity	28,987			26,850
Total liabilities and shareholders’ equity	$343,736			$316,605
Net interest income, interest rate spread (1)		$12,586	3.78%		$12,149	3.87%

Net interest margin (net interest as a percent of average interest earning assets) (1)			3.90%			4.04%

Federal tax exemption on non-taxable securities and loans included in interest income		$647			$530

Average interest earning assets to interest bearing liabilities			133.79%			135.32%

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

INTEREST RATES AND INTEREST DIFFERENTIAL

	2013 Compared to 2012 Increase / (Decrease)			2012Compared to 2011 Increase / (Decrease)
	Total Change	Change due to Volume	Change due to Rate	Total Change	Change due to Volume	Change due to Rate
	(In thousands)
Interest earning assets:
Taxable securities	$(539)	$(183)	$(356)	$178	$515	$(337)
Nontaxable securities (1)	329	536	(207)	245	317	(72)
Loans receivable (2)	387	1,275	(888)	(47)	338	(385)
Federal funds sold	3	(17)	20	3	7	(4)
Total interest income	180	1,611	(1,431)	379	1,177	(798)

Interest bearing liabilities:
Interest bearing demand	28	23	5	32	21	11
Savings deposits	(30)	15	(45)	(35)	33	(68)
Time deposits	(217)	(34)	(183)	(414)	(82)	(332)
Short-term borrowings	(7)	(3)	(4)	(16)	1	(17)
FHLB advances	(31)	(12)	(19)	(24)	(38)	14
Total interest expense	(257)	(11)	(246)	(457)	(65)	(392)
Net interest income	$437	$1,622	$(1,185)	$836	$1,242	$(406)

(1)	Nontaxable income is adjusted to a fully tax equivalent basis utilizing a 34% tax rate.
(2)	Non-accrual loan balances are included for purposes of computing the rate and volume effects although interest on these balances has been excluded.

Provision for Loan Losses. The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable credit losses in the Corporation’s loan portfolio that have been incurred at each balance sheet date. The provision for loan losses was $337 in fiscal year 2013 compared to $315 in fiscal year 2012. For 2013, net charge-offs were $176, or 0.08% of total loans compared with $81, or 0.04% of total loans, for the same period last year. The provision for loan losses increased compared to the prior year primarily as a result of an increase in net charge-offs, an increase in the reserve allocated to substandard loans and as a result of the overall increase in loans from June 30, 2012.

For 2013, the provision for the commercial real estate portfolio was $212 primarily as a result of an increase in the level of substandard loans combined with an overall increase in these types of loans from June 30, 2012. The provision for the 1-4 family residential real estate loan portfolio was a negative $35 for 2013 primarily as a result of a reduction in 1-4 family residential loans classified as special mention. The provision for the consumer loan portfolio was $107 for 2013 primarily as a result of $54 in net charge-offs combined with the increase in the consumer loan portfolio from June 30, 2012.

Non-performing loans were $1,099 as of June 30, 2013 and represented 0.51% of total loans. This compared with $1,932, or 0.98% of total loans, at June 30, 2012. The allowance for loan losses to total non-performing loans at June 30, 2013 was 227.12% compared with 120.86% at June 30, 2012. Non-performing loans have been considered in management’s analysis of the appropriateness of the allowance for loan losses. Management and the Board of Directors closely monitor these loans and believe the prospect for recovery of principal, less identified specific reserves, are favorable.

Other Income. Total other income was $2,802 for fiscal year 2013, compared to $2,604 for the same period last year. Adjusted for security gains and net losses from the sale of other real estate owned (OREO), other income totaled $2,645 for the 2013 fiscal year, compared with $2,513 for the same period last year.

Service charges on deposit accounts decreased by $58, or 4.2%, in 2013 to $1,328 from $1,386 in the previous fiscal year mainly due to a decrease in overdraft fee income that was partially offset by an increase in checking account service charges primarily as a result of updated account products.

Debit card interchange income increased by $53, or 7.1% in 2013 to $796 from $743 in the previous fiscal year primarily due to higher volume as a result of increased customer usage. The Corporation anticipates some longer term market-related impact on its debit card interchange income as a result of the Dodd-Frank Act amendments to the Electronic Fund Transfer Act even though the Bank is not directly subject to these new regulations.

Bank owned life insurance income decreased by $10, or 5.2%, in 2013 to $184 from $194 for the same period last year as a result of the yield being impacted by lower market rates.

Gains on the sale of mortgage loans totaled $121 in 2013 as a result of the expansion of the mortgage services department in the fourth quarter of the 2012 fiscal year.

Other income increased by $26, or 13.7%, in 2013 mainly as a result of an increase in investment advisory and brokerage income.

Other Expenses. Total other expenses were $11,101 for the year ended June 30, 2013; an increase of $756, or 7.3% from $10,345 for the year ended June 30, 2012.

Salaries and employee benefit expenses increased $582, or 10.6%, during the fiscal year ended June 30, 2013 mainly due to staff additions in the lending area and a full year of expenses associated with the Jackson-Belden office that opened July 31, 2012. Salaries and employee benefits increased also as a result of higher expenses associated with employee insurance and normal merit increases that went into effect on July 1, 2012. These increases were partially offset by lower expenses associated with annual performance based incentives.

Occupancy and equipment expenses increased by $208, or 19.6%, mainly due to an increase in building depreciation expense associated with the Minerva, Ohio branch office and corporate headquarters and the Jackson-Belden branch location. The remaining book value of the Minerva facility is being expensed over the remaining useful life as a new facility is planned to replace the current facility in 2015. Also, occupancy and equipment expenses increased as a result of the new Jackson-Belden office that opened on July 31, 2012.

The amortization of the intangible is directly related to the core deposit purchase premium of the Lisbon, Ohio branch that was purchased in January 2000. The core deposit premium was fully amortized in January 2012.

Telephone and network communications expenses increased by $40, or 16.7%, during the 2013 fiscal year mainly as a result of one-time costs associated with the switch to a fiber optic communications network.

Other expenses totaled $1,361 for the year ended June 30, 2013, an increase of $110, or 8.8%, from $1,251 for the year ended June 30, 2012. The increase was mainly a result of higher internet banking expenses due to an increased number of personal and business customers using the internet banking product and higher education and development expenses from the introduction of a management development program.

Income Tax Expense. The provision for income taxes totaled $634 and $799 for the years ended June 30, 2013 and 2012, respectively. The effective tax rates were 19.2% and 22.4%, respectively. The effective tax rate differed from the federal statutory rate principally as a result of tax-exempt income from obligations of states and political subdivisions, loans and earnings on bank owned life insurance.

Financial Condition

Total assets at June 30, 2013 were $343,489 compared to $334,761 at June 30, 2012, an increase of $8,728, or 2.6%. The increase in total assets is mainly attributed to an increase in loans of $19,610, or 9.9%. This increase was primarily funded by an increase of $9,626, or 3.4%, in total deposits and a decline in cash and cash equivalents of $4,389.

Securities. Total securities decreased by $5,106 from $105,335 at June 30, 2012 to $100,229 at June 30, 2013. As of June 30, 2013, there were $97,229 securities classified as available-for-sale and there was a $3,000 security classified as held-to-maturity which was a local municipal bond. The securities portfolio is mainly comprised of residential mortgage-backed securities and collateralized mortgage obligations issued by Fannie Mae, Freddie Mac and Ginnie Mae, state and political subdivisions and obligations of government-sponsored enterprises.

The following table summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at June 30, 2013 and 2012 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses:

Available-for-sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2013
Obligations of U.S. government-sponsored entities and agencies	$4,700	$6	$(48)	$4,658
Obligations of state and political subdivisions	39,777	805	(770)	39,812
Mortgage-backed securities - residential	46,834	552	(497)	46,889
Collateralized mortgage obligations	5,740	11	(43)	5,708
Trust preferred security	202	—	(40)	162
Total available-for-sale securities	$97,253	$1,374	$(1,398)	$97,229

Held-to-maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
June 30, 2013
Obligations of state and political subdivisions	$3,000	$—	$74	$2,926
Total held-to-maturity securities	$3,000	$—	$74	$2,926

Available-for-sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2012
Obligations of U.S. government sponsored entities and agencies	$8,487	$80	$—	$8,567
Obligations of state and political subdivisions	33,808	1,577	(109)	35,276
Mortgage-backed securities - residential	48,255	1,108	(32)	49,331
Collateralized mortgage obligations	12,154	25	(82)	12,097
Trust preferred security	202	—	(138)	64
Total available-for-sale securities	$102,906	$2,790	$(361)	$105,335

The following tables summarize the amounts and distribution of the Corporation’s securities held and the weighted average yields as of June 30, 2013:

	Amortized Cost	Fair Value	Average Yield / Cost
Available-for-sale
Obligations of government sponsored entities:
Over 1 year through 5 years	$1,734	$1,737	1.32%
Over 5 years through 10 years	2,966	2,920	1.97
Total obligations of government sponsored entities	4,700	4,657	1.73
Obligations of state and political subdivisions:
Over 1 year through 5 years	3,235	3,347	4.67
Over 5 years through 10 years	12,454	12,564	4.41
Over 10 years	24,088	23,902	4.81
Total obligations of state and political subdivisions	39,777	39,813	4.68
Mortgage-backed securities - residential:
Over 3 months through 1 year	79	87	7.44
Over 1 year through 5 years	39,280	39,567	2.40
Over 5 years through 10 years	7,475	7,235	1.93
Total mortgage-backed securities	46,834	46,889	2.34
Collateralized mortgage obligations:
Over 3 months through 1 year	1,070	1,064	0.47
Over 1 year through 5 years	4,670	4,644	0.34
Total collateralized mortgage obligations	5,740	5,708	0.19
Trust preferred security	202	162	—
Total available-for-sale securities	$97,253	$97,229	3.16%

	Amortized Cost	Fair Value	Average Yield / Cost
Held-to-maturity
Obligations of state and political subdivisions:
Over 10 years	$3,000	$2,926	3.07%
Total held-to-maturity securities	$3,000	$2,926	3.07%

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

At June 30, 2013, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies and corporations, with an aggregate book value which exceeds 10% of shareholders’ equity.

Loans. Loan receivables increased by $19,610 to $217,040 at June 30, 2013 compared to $197,430 at June 30, 2012. Loan demand increased, particularly in the commercial and commercial real estate segments, principally as a result of increased calling efforts within and around the surrounding markets of the Bank’s new branch locations. Consumer loans increased primarily as a result of the introduction of a more competitive product and added efficiencies to improve the approval process.

Major classifications of loans, net of deferred loan fees and costs, were as follows as of June 30:

	2013	2012
Commercial	$26,670	$23,038
Commercial real estate:
Construction	2,083	1,544
Other	125,379	110,544
1-4 Family residential real estate:
Owner occupied	32,759	34,018
Non-owner occupied	17,894	18,745
Construction	375	186
Consumer loans	11,880	9,355
Total loans	$217,040	$197,430

The following is a schedule of contractual maturities and repayments of 1-4 family residential real estate construction, commercial and commercial real estate loans, as of June 30, 2013:

Due in one year or less	$14,573
Due after one year but within five years	17,543
Due after five years	122,391

Total	$154,507

The following is a schedule of fixed and variable rate 1-4 family residential real estate construction, commercial and commercial real estate loans due after one year (variable rate loans are those loans with floating or adjustable interest rates) as of June 30, 2013:

	Fixed Interest Rates	Variable Interest Rates
Total 1-4 family residential real estate construction, commercial and commercial real estate loans due after one year	$46,248	$93,686

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

Failure to receive principal and interest payments when due on any loan results in efforts to restore such loan to a current status. Loans are classified as non-accrual when, in the opinion of management, full collection of principal and accrued interest is not expected. The loans must be brought and kept current for six sustained payments before being considered for removal from non-accrual status. Commercial and commercial real estate loans are classified as impaired if management determines that full collection of principal and interest, in accordance with the terms of the loan documents, is not probable. If a loan is impaired, a portion of the allowance is allocated so the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected from the collateral. Loans are evaluated for impairment when payments are delayed, typically 90 days or more, or when it is probable that not all principal and interest amounts will be collected according to the original terms of the loan. As of June 30, 2013, impaired loans totaled $2,306, of which $1,032 are included in non-accrual loans. Continued unsuccessful collection efforts generally lead to initiation of foreclosure or other legal proceedings.

The following schedule summarizes non-accrual, past due, impaired and restructured loans for the years ended June 30:

	2013	2012
Non-accrual loans	$1,097	$1,932
Accruing loans past due 90 days or more	2	—
Total non-performing loans	$1,099	$1,932
Other real estate owned	—	—
Total non-performing assets	$1,099	$1,932
Impaired loans	$2,306	$2,557
Accruing restructured loans	$1,274	$696

The non-performing loans are either in the process of foreclosure or efforts are being made to work with the borrower to bring the loan current. Properties acquired by the Corporation as a result of foreclosure, or by deed in lieu of foreclosure, are classified as “other real estate owned” until such time as they are sold or otherwise disposed. As of June 30, 2013 and 2012, there were no properties classified as other real estate owned.

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

The following table summarizes the Corporation’s loan loss experience, and provides a breakdown of the charge-off, recovery and other activity for the years ended June 30:

	2013	2012
Allowance for loan losses at beginning of year	$2,335	$2,101
Loans charged off:
Commercial	35	—
Commercial real estate	24	—
1-4 Family residential real estate	64	69
Consumer loans	115	158
Total charge offs	238	227
Recoveries:
Commercial real estate	—	65
1-4 Family residential real estate	1	5
Consumer loans	61	76
Total recoveries	62	146
Net charge offs	176	81
Provision for loan losses charged to operations	337	315
Allowance for loan losses at end of year	$2,496	$2,335

The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios:

	Allocation of the Allowance for Loan Losses
	Allowance Amount	% of Loan Type to Total Loans	Allowance Amount	% of Loan Type to Total Loans
	June 30, 2013		June 30, 2012
Commercial	$161	12.3%	$143	11.7%
Commercial real estate loans	1,471	58.7	1,283	56.8
1-4 Family residential real estate	614	23.5	712	26.8
Consumer loans	250	5.5	197	4.7
Total	$2,496	100.0%	$2,335	100.0%

While management’s periodic analysis of the adequacy of the allowance for loan loss may allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-off that may occur.

Funding Sources. Total deposits increased $9,626, or 3.4%, from $284,481 at June 30, 2012 to $294,107 at June 30, 2013. Savings deposits increased $7,180, or 7.2%, non-interest bearing demand checking balances increased $5,233, or 7.9%, and interest bearing demand deposits increased $2,474, or 7.1%, from June 30, 2012 to June 30, 2013. Time deposits decreased by $5,261, or 6.2%, as customers choose to deposit funds into more liquid deposit products during the current low interest rate environment. The increase in deposits reflects the results of the Corporation’s increased calling efforts and the economic benefit from the oil and gas activity in the Bank’s primary market areas.

The following is a schedule of average deposit amounts and average rates paid on each category for the periods included:

	Years Ended June 30,
	2013		2012
	Amount	Rate	Amount	Rate
Non-interest bearing demand deposit	$68,984	—	$63,653	—
Interest bearing demand deposit	37,167	0.21%	26,049	0.20%
Savings	103,729	0.08	90,374	0.13
Certificates and other time deposits	82,613	0.99	85,477	1.21
Total	$292,493	0.34%	$265,553	0.45%

The following table summarizes time deposits issued in amounts of $100 or more as of June 30, 2013 by time remaining until maturity:

Maturing in:
Under 3 months	$3,815
Over 3 to 6 months	9,883
Over 6 to 12 months	5,554
Over 12 months	14,441
Total	$33,693

See Note 6—Short-Term Borrowings to the Consolidated Financial Statements, for information concerning short-term borrowings.

Capital Resources

Total shareholders’ equity increased by $253 from $27,890 at June 30, 2012 to $28,143 at June 30, 2013. The increase was primarily due to net income of $2,669 for the current fiscal year and cash of $188 received from the dividend reinvestment and stock purchase program. These increases were partially offset by a decrease of $1,620 in the unrealized gain on the mark-to-market of available-for-sale securities and cash dividends paid of $993.

In July 2013, the Corporation completed its rights offering with the sale of 655,668 shares of common stock for gross proceeds of approximately $10.0 million. Under the rights offering, the Corporation distributed to its shareholders of record as of March 26, 2013, proportional rights to purchase additional shares and the opportunity to purchase shares in excess of their basic subscription rights. The Corporation also offered any shares not subscribed for in the rights offering through a subsequent public offering. The Corporation intends to use the net proceeds to enhance the Bank’s overall capital position, general corporate purposes and future organic and other growth opportunities.

At June 30, 2013, management believes the Bank complied with all regulatory capital requirements. Based on the Bank’s computed regulatory capital ratios, the OCC has determined the Bank to be well capitalized under the Federal Deposit Insurance Act as of its latest exam date. The Bank’s actual and required capital amounts are disclosed in Note 10 of the Consolidated Financial Statements. Management is not aware of any matters occurring subsequent to that exam that would cause the Bank’s capital category to change.

Liquidity

Management considers the asset position of the Bank to be sufficiently liquid to meet normal operating needs and conditions. The Bank’s earning assets are divided primarily between loans and available-for-sale securities, with any excess funds placed in federal funds sold or interest-bearing deposit accounts with other financial institutions on a daily basis.

Net cash inflow from operating activities for the 2013 fiscal year were $5,546 and net cash inflows from financing activities were $7,509. Net cash outflows from investing activities were $17,444. The major sources of cash were $9,626 net increase in deposits, $29,177 net increase from sales, maturities or principal pay downs on available-for-sale securities. The major uses of cash were the $27,791 purchase of securities and a $19,786 net increase in loans. Total cash and cash equivalents were $9,356 as of June 30, 2013 compared to $13,745 at June 30, 2012.

The Bank groups its loan portfolio into four major categories: commercial loans; commercial real estate loans; 1-4 family residential real estate loans; and consumer loans. The Bank’s 1-4 family residential real estate loan portfolio consists of three basic segments: mortgage loans having fixed rates for terms not longer than fifteen years, variable rate home equity line of credit loans and fixed rate loans having maturity or renewal dates that are less than the scheduled amortization period. Commercial and commercial real estate loans are comprised of both variable rate notes subject to interest rate changes based on the prime rate or T-bill and fixed rate notes having maturities of generally not greater than five years. Consumer loans offered by the Bank are generally written for periods of up to seven years, based on the nature of the collateral. These may be either installment loans having regular monthly payments or demand type loans for short periods of time.

Funds not allocated to the Bank’s loan portfolio are invested in various securities having diverse maturity schedules. The majority of the Bank’s securities are held in obligations of U.S. Government sponsored entities, mortgage-backed securities, and investments in tax free municipal bonds.

The Bank offers several forms of deposit products to its customers. The rates offered by the Bank and the fees charged for them are competitive with others available currently in the market area. While the Bank continues to be under competitive pressures in the Bank’s market area as financial institutions attempt to attract and keep new deposits, we believe many commercial and retail customers have been continuing to turn to community banks. Time deposit interest rates continued to decline in the 2013 fiscal year. Compared to our peers, the Corporation’s core deposits consist of a large percentage of non-interest bearing demand deposits resulting in the cost of funds remaining at a low level of 0.49%.

Jumbo time deposits (those with balances of $100 and over) were $33,693 and $34,422 at June 30, 2013 and 2012, respectively. These deposits are monitored closely by the Bank and typically priced on an individual basis. When these deposits are from a municipality, certain bank-owned securities are pledged to guarantee the safety of these public fund deposits as required by Ohio law. The Corporation has the option to use a fee paid broker to obtain deposits from outside its normal service area as an additional source of funding. However, these deposits are not relied upon as a primary source of funding and the Bank can foresee no dependence on these types of deposits in the near term.

Dividends from the Bank are the primary source of funds for payment of dividends to our shareholders. However, there are statutory limits on the amount of dividends the Bank can pay without regulatory approval. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. Additionally, the Bank may not declare or pay any dividend if, after making the dividend, the Bank would be “undercapitalized,” as defined in the federal regulations. As of June 30, 2013 the Bank could, without prior approval, declare a dividend of approximately $4,494.

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

Contractual Obligations, Commitments and Contingent Liabilities

The following table presents, as of June 30, 2013, the Corporation’s significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	Note Reference	2014	2015	2016	2017	2018	Thereafter	Total
Certificates of deposit	5	$41,683	$21,827	$7,614	$3,912	$2,935	$1,238	$79,209
Short-term borrowings	6	12,490	—	—	—	—	—	12,490
Federal Home Loan Advances	7	75	56	559	62	5,564	50	6,366
Salary continuation plan	8	22	68	99	99	124	1,154	1,566
Operating leases	4	118	106	47	28	17	—	316
Deposits without maturity		—	—	—	—	—	—	214,898

Note 11- Commitments with Off-balance Sheet Risk to the Consolidated Financial Statements discusses in greater detail other commitments and contingencies and the various obligations that exist under those agreements. These commitments and contingencies consist primarily of commitments to extend credit to borrowers under lines of credit.

Off-Balance Sheet Arrangements

At June 30, 2013, the Corporation had no unconsolidated, related special purpose entities, nor did the Corporation engage in derivatives and hedging contracts, such as interest rate swaps, which may expose the Corporation to liabilities greater than the amounts recorded on the consolidated balance sheet. The Corporation’s investment policy prohibits engaging in derivative contracts for speculative trading purposes; however, in the future, the Corporation may pursue certain contracts, such as interest rate swaps, in an effort to execute a sound and defensive interest rate risk management policy.

Forward-Looking Statements

All statements set forth in this discussion or future filings by the Corporation with the Securities and Exchange Commission, or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, that are not historical in nature, including words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “believe” or similar expressions are intended to identify “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may involve risks and uncertainties that are difficult to predict, may be beyond our control, and could cause actual results to differ materially from those described in such statements. Any such forward-looking statements are made only as of the date of this report or the respective dates of the relevant incorporated documents, as the case may be, and, except as required by law, we undertake no obligation to update these forward-looking statements to reflect subsequent events or circumstances. Factors that could cause actual results for future periods to differ materially from those anticipated or projected include, but are not limited to:

•	regional and national economic conditions becoming less favorable than expected, resulting in, among other things, a deterioration in credit quality of assets and the underlying value of collateral could prove to be less valuable than otherwise assumed;
•	the economic impact from the oil and gas activity in the region could be less than expected or the timeline for development could be longer than anticipated;
•	an extended period in which market levels of interest rates remain at historical low levels, which could reduce, or put pressure on our ability to maintain, anticipated or actual margins;
•	the nature, extent, and timing of government and regulatory actions;
•	material unforeseen changes in the financial condition or results of the Bank’s customers;
•	competitive pressures on product pricing and services; and
•	a continued deterioration in market conditions causing debtors to be unable to meet their obligations.

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

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for Smaller Reporting Companies.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF MANAGEMENT ON THE CORPORATION`S INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Consumers Bancorp, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(1) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in 1992 Internal Control-Integrated Framework. Based on that assessment, we have concluded that, as of June 30, 2013, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Corporation’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Corporation’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Corporation to provide only management’s report in this annual report.

/s/ Ralph J. Lober, II

Ralph J. Lober, II
Chief Executive Officer

/s/ Renee K. Wood

Renee K. Wood
Chief Financial Officer & Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Consumers Bancorp, Inc.

Minerva, Ohio

We have audited the accompanying consolidated balance sheets of Consumers Bancorp, Inc. as of June 30, 2013 and 2012 and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Consumers Bancorp, Inc. as of June 30, 2013 and 2012 and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

Crowe Horwath LLP

Cleveland, Ohio

September 24, 2013

CONSOLIDATED BALANCE SHEETS

As of June 30, 2013 and 2012

(Dollar amounts in thousands, except per share data)

	2013	2012
ASSETS:
Cash on hand and noninterest-bearing deposits in financial institutions	$6,922	$6,663
Federal funds sold and interest-bearing deposits in financial institutions	2,434	7,082
Total cash and cash equivalents	9,356	13,745
Certificate of deposits in financial institutions	4,175	5,645
Securities, available-for-sale	97,229	105,335
Securities, held-to-maturity (fair value 2013 $2,926)	3,000	—
Federal bank and other restricted stocks, at cost	1,186	1,186
Loans held for sale	93	377
Total loans	217,040	197,430
Less allowance for loan losses	(2,496)	(2,335)
Net loans	214,544	195,095
Cash surrender value of life insurance	5,789	5,605
Premises and equipment, net	5,708	5,752
Accrued interest receivable and other assets	2,409	2,021
Total assets	$343,489	$334,761

LIABILITIES:
Deposits:
Non-interest bearing demand	$71,148	$65,915
Interest bearing demand	37,529	35,055
Savings	106,221	99,041
Time	79,209	84,470
Total deposits	294,107	284,481
Short-term borrowings	12,490	13,722
Federal Home Loan Bank advances	6,366	6,446
Accrued interest payable and other liabilities	2,383	2,222
Total liabilities	315,346	306,871
Commitments and contingent liabilities	—	—

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value; 350,000 shares authorized	—	—
Common shares, no par value; 3,500,000 shares authorized; 2,198,465 and 2,186,791 shares issued as of June 30, 2013 and 2012, respectively	5,393	5,205
Retained earnings	24,416	22,740
Treasury stock, at cost (129,855 and 130,442 common shares at June 30, 2013 and 2012, respectively)	(1,650)	(1,659)
Accumulated other comprehensive income	(16)	1,604
Total shareholders’ equity	28,143	27,890
Total liabilities and shareholders’ equity	$343,489	$334,761

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

Years Ended June 30, 2013 and 2012

(Dollar amounts in thousands, except per share data)

	2013	2012
Interest income:
Loans, including fees	$10,549	$10,167
Federal funds sold and interest-bearing deposits in financial institutions	60	57
Securities, taxable	1,263	1,802
Securities, tax-exempt	1,269	1,052
Total interest and dividend income	13,141	13,078
Interest expense:
Deposits	981	1,200
Short-term borrowings	22	29
Federal Home Loan Bank advances	199	230
Total interest expense	1,202	1,459
Net interest income	11,939	11,619
Provision for loan losses	337	315
Net interest income after provision for loan losses	11,602	11,304

Other income:
Service charges on deposit accounts	1,328	1,386
Debit card interchange income	796	743
Bank owned life insurance income	184	194
Gain on sale of mortgage loans	121	—
Securities gains, net	157	144
Loss on disposition of other real estate owned	—	(53)
Other	216	190
Total other income	2,802	2,604

Other expenses:
Salaries and employee benefits	6,090	5,508
Occupancy and equipment	1,270	1,062
Data processing expenses	502	566
Professional and director fees	327	356
Federal Deposit Insurance Corporation assessments	203	194
Franchise taxes	286	267
Marketing and advertising	280	300
Loan and collection expenses	110	123
Amortization of intangible	—	89
Telephone and communications	280	240
Debit card processing expenses	392	389
Other	1,361	1,251
Total other expenses	11,101	10,345
Income before income taxes	3,303	3,563
Income tax expense	634	799
Net income	$2,669	$2,764
Basic and diluted earnings per share	$1.29	$1.35

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended June 30, 2013 and 2012

(Dollar amounts in thousands, except per share data)

	2013	2012

Net income	$2,669	$2,764

Other comprehensive income (loss), net of tax:
Net change in unrealized gains (losses):
Unrealized gains (loss) arising during the period	(2,296)	1,076
Reclassification adjustment for gains included in income	(157)	(144)
Net unrealized gain (loss)	(2,453)	932
Income tax effect	(833)	316
	(1,620)	616

Other comprehensive income (loss)	(1,620)	616
Total comprehensive income	$1,049	$3,380

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended June 30, 2013 and 2012

(Dollar amounts in thousands, except per share data)

	Common Shares	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance, June 30, 2011	$5,114	$20,881	$(1,659)	$988	$25,324
Net income		2,764			2,764
Other comprehensive income				616	616
Issuance of 6,476 shares for dividend reinvestment and stock purchase plan	91				91
Cash dividends declared ($0.44 per share)		(905)			(905)
Balance, June 30, 2012	5,205	22,740	(1,659)	1,604	27,890
Net income		2,669			2,669
Other comprehensive loss				(1,620)	(1,620)
Issuance of 691 shares for vested restricted stock awards, including tax benefit			9		9
104 Dividend reinvestment plan shares associated with forfeited and expired restricted stock awards transferred to treasury
Issuance of 11,674 shares for dividend reinvestment and stock purchase plan	188				188
Cash dividends declared ($0.48 per share)		(993)			(993)
Balance, June 30, 2013	$5,393	$24,416	$(1,650)	$(16)	$28,143

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30, 2013 and 2012

(Dollar amounts in thousands, except per share data)

	2013	2012
Cash flows from operating activities:
Net income	$2,669	$2,764
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	558	369
Securities amortization and accretion, net	1,423	1,367
Provision for loan losses	337	315
Loss on disposition of other real estate owned	—	53
Net gain on sale of loans	(121)	—
Deferred income taxes	(96)	(271)
Gain on sale of securities	(157)	(144)
Intangible amortization	—	89
Origination of loans held for sale	(4,274)	(377)
Proceeds from loans held for sale	4,679	—
Increase in cash surrender value of life insurance	(184)	(194)
Change in:
Accrued interest receivable	(1)	(63)
Accrued interest payable	(8)	(26)
Other assets and other liabilities	721	757
Net cash flows from operating activities	5,546	4,639

Cash flows from investing activities:
Securities available-for-sale:
Purchases	(24,791)	(49,613)
Maturities, calls and principal pay downs	21,379	21,308
Proceeds from sales of available-for-sale securities	7,798	14,568
Securities held-to-maturity:
Purchases	(3,000)	—
Net (increase) decrease in certificates of deposit with other financial institutions	1,470	(745)
Net increase in loans	(19,786)	(19,960)
Acquisition of premises and equipment	(514)	(1,345)
Proceeds from sale of other real estate owned	—	23
Net cash flows from investing activities	(17,444)	(35,764)

Cash flows from financing activities:
Net increase in deposit accounts	9,626	36,235
Repayments of FHLB advances	(80)	(1,089)
Change in short-term borrowings	(1,232)	(3,290)
Proceeds from dividend reinvestment and stock purchase plan	188	91
Dividends paid	(993)	(905)
Net cash flows from financing activities	7,509	31,042
Decrease in cash and cash equivalents	(4,389)	(83)
Cash and cash equivalents, beginning of year	13,745	13,828
Cash and cash equivalents, end of year	$9,356	$13,745

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,210	$1,485
Federal income taxes paid	680	721
Noncash transactions:
Issuance of treasury stock for restricted stock awards	9	—

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013 and 2012

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

Use of Estimates: To prepare financial statements in conformity with U.S. generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. The allowance for loan losses, fair values of financial instruments, and determination of other-than-temporary impairment of securities are particularly subject to change.

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

Cash Reserves: The Bank is required to maintain cash on hand and non-interest bearing balances on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing requirements. The required reserve balance at June 30, 2013 and 2012 was $4,291 and $3,991, respectively.

Securities: Securities are generally classified into either held-to-maturity or available-for-sale categories. Held-to-maturity securities are carried at amortized cost and are those that the Corporation has the positive intent and ability to hold to maturity. Available-for-sale securities are those that the Corporation may decide to sell before maturity if needed for liquidity, asset-liability management, or other reasons. Available-for-sale securities are reported at fair value, with unrealized gains or losses included in other comprehensive income (loss) as a separate component of equity, net of tax.

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

Interest income on commercial, commercial real estate and 1-4 family residential loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in the process of collection. Consumer loans are typically charged off no later than 120 days past due. Past due status is determined by the contractual terms of the loan. In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not received on loans placed on non-accrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when the customer has exhibited the ability to repay and demonstrated this ability over at least a consecutive six month period and future payments are reasonably assured.

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

Cash Surrender Value of Life Insurance: The Bank has purchased single-premium life insurance policies to insure the lives of current and former participants in the salary continuation plan. As of June 30, 2013, the Bank had policies with total death benefits of $12,103 and total cash surrender values of $5,789. As of June 30, 2012, the Bank had policies with total death benefits of $12,044 and total cash surrender values of $5,605. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other changes or other amounts due that are probable at settlement. Tax-exempt income is recognized from the periodic increases in cash surrender value of these policies.

Long-term Assets: Premises, equipment and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Comprehensive Income (Loss): Comprehensive income (loss) consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available-for-sale, which are also recognized as a separate component of equity, net of tax.

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

 Dividend Restrictions: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the holding company or by the holding company to shareholders. As of June 30, 2013 the Bank could, without prior approval, declare a dividend of approximately $4,494.

Reclassifications: Certain reclassifications have been made to the June 30, 2012 financial statements to be comparable to the June 30, 2013 presentation. The reclassifications had no impact on prior year net income or shareholders’ equity.

Adoption of New Accounting Standards: In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2013-02, Comprehensive Income: Reporting of Amounts Classified out of Accumulated Other Comprehensive Income, with the primary objective of improving the reporting of reclassifications out of accumulated other comprehensive income. This ASU requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. The amendments are effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2012. The Corporation early adopted the ASU as of March 31, 2013. The amendments did not have a material impact on Corporation’s Consolidated Financial Statements. See Note 15 for the additional disclosure.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2—SECURITIES

The following table summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at June 30, 2013 and 2012 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses:

Available-for-sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2013
Obligations of U.S. government-sponsored entities and agencies	$4,700	$6	$(48)	$4,658
Obligations of state and political subdivisions	39,777	805	(770)	39,812
Mortgage-backed securities - residential	46,834	552	(497)	46,889
Collateralized mortgage obligations	5,740	11	(43)	5,708
Trust preferred security	202	—	(40)	162
Total available-for-sale securities	$97,253	$1,374	$(1,398)	$97,229

Held-to-maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
June 30, 2013
Obligations of state and political subdivisions	$3,000	$—	$(74)	$2,926
Total held-to-maturity securities	$3,000	$—	$(74)	$2,926

Available-for-sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2012
Obligations of U.S. government sponsored entities and agencies	$8,487	$80	$—	$8,567
Obligations of state and political subdivisions	33,808	1,577	(109)	35,276
Mortgage-backed securities - residential	48,255	1,108	(32)	49,331
Collateralized mortgage obligations	12,154	25	(82)	12,097
Trust preferred security	202	—	(138)	64
Total available-for-sale securities	$102,906	$2,790	$(361)	$105,335

Proceeds from sales of debt securities during 2013 and 2012 were as follows:

	2013	2012
Proceeds from sales	$7,798	$14,568
Gross realized gains	181	204
Gross realized losses	24	60

The amortized cost and fair values of debt securities at June 30, 2013 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, collateralized mortgage obligations and the trust preferred security are shown separately.

Available-for-sale	Amortized Cost	Fair Value
Due after one year through five years	$4,969	$5,084
Due after five years through ten years	15,420	15,484
Due after ten years	24,088	23,902
Total	44,477	44,470
Mortgage-backed securities – residential	46,834	46,889
Collateralized mortgage obligations	5,740	5,708
Trust preferred security	202	162
Total	$97,253	$97,229

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Held-to-maturity	Amortized Cost	Fair Value
Due after ten years	$3,000	$2,926
Total	$3,000	$2,926

Securities with a carrying value of approximately $27,781 and $35,411 were pledged at June 30, 2013 and 2012, respectively, to secure public deposits and commitments as required or permitted by law. At June 30, 2013 and 2012, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, with an aggregate book value greater than 10% of shareholders’ equity.

The following table summarizes the securities with unrealized and unrecognized losses at June 30, 2013 and 2012, aggregated by investment category and length of time the individual securities have been in a continuous unrealized or unrecognized loss position:

	Less than 12 Months		12 Months or more		Total
Available-for-sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2013
Obligations of US government-sponsored entities and agencies	$4,418	$(48)	$—	$—	$4,418	$(48)
Obligations of states and political subdivisions	17,826	(766)	107	(4)	17,933	(770)
Mortgage-backed securities - residential	28,836	(497)	—	—	28,836	(497)
Collateralized mortgage obligations	4,696	(43)	—	—	4,696	(43)
Trust preferred security	—	—	162	(40)	162	(40)
Total temporarily impaired	$55,776	$(1,354)	$269	$(44)	$56,045	$(1,398)

	Less than 12 Months		12 Months or more		Total
Held-to-maturity	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss
June 30, 2013
Obligations of states and political subdivisions	$3,000	$(74)	$—	$—	$2,926	$(74)
Total temporarily impaired	$3,000	$(74)	$—	$—	$2,926	$(74)

	Less than 12 Months		12 Months or more		Total
Available-for-sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

June 30, 2012
Obligations of U.S. government-sponsored entities	$6,002	$(109)	$—	$—	$6,002	$(109)
Obligations of states and political subdivisions	11,135	(32)	—	—	11,135	(32)
Collateralized mortgage obligations	6,411	(62)	2,314	(20)	8,725	(82)
Trust preferred security	—	—	64	(138)	64	(138)
Total temporarily impaired	$23,548	$(203)	$2,378	$(158)	$25,926	$(361)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of June 30, 2013, the Corporation’s securities portfolio consisted of $97,229 available-for-sale securities, of which $56,045 were in an unrealized loss position and a $3,000 held-to-maturity security with a $74 unrecognized loss. The majority of the unrealized losses are related to the Corporation’s obligations of states and political subdivisions and residential mortgage-backed securities, as discussed below:

Obligations of States and Political Subdivisions: At June 30, 2013, approximately 95.7% of the obligations of states and political subdivisions classified as available-for-sale were general obligation bonds and 4.3% were revenue bonds. The $3,000 security held-to-maturity is a revenue bond made to a local municipality. The unrealized and unrecognized losses were mainly attributable to the spreads for these types of securities being wider at June 30, 2013 than when these securities were purchased and changes in interest rates. Management monitors the financial data of the individual municipalities to ensure they meet minimum credit standards. Since the Corporation does not intend to sell these securities and it is not likely the Corporation will be required to sell these securities at an unrealized loss position prior to any anticipated recovery in fair value, which may be maturity, management does not believe there is any other-than-temporary impairment related to these securities at June 30, 2013.

Mortgage-Backed Securities and Collateralized Mortgage Obligations: At June 30, 2013, all of the mortgage-backed securities and collateralized mortgage obligations held by the Corporation were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to higher interest rates and higher than projected prepayment speeds increasing the premium amortization, and not credit quality, and because the Corporation does not have the intent to sell nor is it likely that it will be required to sell the securities before their anticipated recovery, the Corporation does not consider these securities to be other-than-temporarily impaired.

Trust Preferred Security: The Corporation owns a trust preferred security, which represents collateralized debt obligations (CDOs) issued by other banks, bank holding companies and insurance companies. The security is part of a pool of issuers that support a more senior tranche of securities. The cash interest payments for the trust preferred security are being deferred as a result of an increase in principal and/or interest deferrals by the issuers of the underlying securities during the period of 2008 through 2011. The accumulated other-than-temporary impairment loss recognized in earnings in periods prior to 2012 was $780. According to the June 30, 2013 cash flow analysis, the expected cash flows were above the recorded amortized cost of the trust preferred security and the Corporation has received pricing indications that are very near the securities adjusted amortized cost of $202. Therefore, management does not believe there is any additional other-than-temporary impairment related to this security at June 30, 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3—LOANS

Major classifications of loans were as follows as of June 30:

	2013	2012
Commercial	$26,678	$23,041
Commercial real estate:
Construction	2,096	1,546
Other	125,630	110,775
1 – 4 Family residential real estate:
Owner occupied	32,755	34,000
Non-owner occupied	17,941	18,794
Construction	377	187
Consumer	11,866	9,407
Subtotal	217,343	197,750
Less: Deferred loan fees and costs	(303)	(320)
Allowance for loan losses	(2,496)	(2,335)
Net loans	$214,544	$195,095

The following table presents the activity in the allowance for loan losses by portfolio segment for the year ending June 30, 2013:

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total

Allowance for loan losses:
Beginning balance	$143	$1,283	$712	$197	$2,335
Provision for loan losses	53	212	(35)	107	337
Loans charged-off	(35)	(24)	(64)	(115)	(238)
Recoveries	—	—	1	61	62

Total ending allowance balance	$161	$1,471	$614	$250	$2,496

The following table presents the activity in the allowance for loan losses by portfolio segment for the year ending June 30, 2012:

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total

Allowance for loan losses:
Beginning balance	$179	$882	$947	$93	$2,101
Provision for loan losses	(36)	336	(171)	186	315
Loans charged-off	—	—	(69)	(158)	(227)
Recoveries	—	65	5	76	146

Total ending allowance balance	$143	$1,283	$712	$197	$2,335

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2013. Included in the recorded investment in loans is $546 of accrued interest receivable net of deferred loans fees of $303.

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$3	$89	$243	$—	$335
Collectively evaluated for impairment	158	1,382	371	250	2,161

Total ending allowance balance	$161	$1,471	$614	$250	$2,496

Recorded investment in loans:
Loans individually evaluated for impairment	$51	$865	$1,396	$—	$2,312
Loans collectively evaluated for impairment	26,683	126,881	49,780	11,930	215,274

Total ending loans balance	$26,734	$127,746	$51,176	$11,930	$217,586

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information related to loans individually evaluated for impairment by class of loans as of and for the year ended June 30, 2013:

	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized

With no related allowance recorded:
Commercial real estate:
Other	$65	$65	$—	$63	$—	$—
1-4 Family residential real estate:
Owner occupied	125	125	—	103	—	—
Non-owner occupied	56	56	—	57	5	5
With an allowance recorded:
Commercial	51	51	3	88	8	8
Commercial real estate:
Other	793	800	89	808	72	72
1-4 Family residential real estate:
Owner occupied	283	281	56	298	—	—
Non-owner occupied	933	934	187	927	24	24
Total	$2,306	$2,312	$335	$2,344	$109	$109

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the recorded investment in non-accrual and loans past due over 90 days still on accrual by class of loans as of June 30, 2013 and 2012:

	June 30, 2013		June 30, 2012
		Loans Past Due		Loans Past Due
		Over 90 Days		Over 90 Days
		Still		Still
	Non-accrual	Accruing	Non-accrual	Accruing
Commercial	$46	$—	$51	$—
Commercial real estate:
Other	86	—	911	—
1 – 4 Family residential:
Owner occupied	295	—	307	—
Non-owner occupied	663	—	663	—
Consumer	7	2	—	—
Total	$1,097	$2	$1,932	$—

Non-accrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the aging of the recorded investment in past due loans as of June 30, 2013 by class of loans:

	Days Past Due
	30 - 59	60 - 89	90 Days or	Total	Loans Not
	Days	Days	Greater	Past Due	Past Due	Total
Commercial	$—	$—	$46	$46	$26,688	$26,734
Commercial real estate:
Construction	—	—	—	—	2,088	2,088
Other	1,158	—	—	1,158	124,500	125,658
1-4 Family residential:
Owner occupied	245	—	252	497	32,365	32,862
Non-owner occupied	—	—	84	84	17,854	17,938
Construction	—	—	—	—	376	376
Consumer	72	35	2	109	11,821	11,930
Total	$1,475	$35	$384	$1,894	$215,692	$217,586

The above table of past due loans includes the recorded investment in non-accrual loans of $7 in the 30-59 days past due category, $382 in the 90 days or greater category and $708 in the loans not past due category.

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

The above table of past due loans includes the recorded investment in non-accrual loans of $43 in the 30-59 days past due category, $479 in the 90 days or greater category and $1,410 in the loans not past due category.

Troubled Debt Restructurings:

As of June 30, 2013, the recorded investment of loans classified as troubled debt restructurings was $1,946 with $245 of specific reserves allocated to these loans. As of June 30, 2012, the recorded investment of loans classified as troubled debt restructurings was $1,973 with $258 of specific reserves allocated to these loans. As of June 30, 2013 and 2012, the Corporation had not committed to lend any additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

During the years ended June 30, 2013 and 2012, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; a permanent reduction of the recorded investment in the loan; or a temporary reduction in the payment amount to interest only.

During the 2013 fiscal year, modifications completed involving a reduction of the stated interest rate of the loan were for periods ranging from 6 months to 5 years and modifications involving the extension of the maturity date were for a period of 5 years to 10 years. During the 2012 fiscal year, modifications completed involving a reduction of the stated interest rate of the loan were for periods ranging from 12 months to 25 years and modifications involving an extension of the maturity date were for a period of 6.5 years to 25 years.

The following table presents loans by class modified as troubled debt restructurings that occurred during the years ended June 30, 2013 and 2012:

		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Loans	Investment	Investment
June 30, 2013

Commercial real estate:
Other	1	$285	$282
1 – 4 Family residential:
Owner occupied	1	21	21
Total	2	$306	$303

The troubled debt restructurings described above increased the allowance for loan losses by $42 and there were no charge offs from troubled debt restructurings during the fiscal year ending June 30, 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Post-Modification	Pre-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Loans	Investment	Investment
June 30, 2012

Commercial	1	$85	$85
Commercial real estate:
Other	2	137	137
1 – 4 Family residential:
Owner occupied	1	114	114
Non-owner occupied	7	534	466
Total	11	$870	$802

The troubled debt restructurings described above increased the allowance for loan losses by $32 and resulted in charge offs of $63 during the period ended June 30, 2012.

There were no loans classified as troubled debt restructurings for which there was a payment default during the 2013 fiscal year. The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within 12 months following the modification during the period ended June 30, 2012:

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Loans listed as not rated are either less than $100 or are included in groups of homogeneous loans. These loans are evaluated based on delinquency status, which was discussed previously. As of June 30, 2013, and based on the most recent analysis performed, the recorded investment by risk category of loans by class of loans is as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Special			Not
	Pass	Mention	Substandard	Doubtful	Rated
Commercial	$23,886	$1,236	$224	$51	$1,337
Commercial real estate:
Construction	2,003	85	—	—	—
Other	115,269	4,439	4,073	865	1,012
1-4 Family residential real estate:
Owner occupied	4,083	—	—	406	28,373
Non-owner occupied	14,443	1,104	995	990	406
Construction	243	—	—	—	133
Consumer	—	—	—	—	11,930
Total	$159,927	$6,864	$5,292	$2,312	$43,191

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

The Bank has granted loans to certain of its executive officers, directors and their affiliates. A summary of activity during the year ended June 30, 2013 of related party loans were as follows:

Principal balance, July 1	$873
New loans	45
Repayments	(224)
Principal balance, June 30	$694

NOTE 4—PREMISES AND EQUIPMENT

Major classifications of premises and equipment were as follows as of June 30:

	2013	2012
Land	$1,467	$1,379
Land improvements	406	385
Building and leasehold improvements	5,046	4,957
Furniture, fixture and equipment	4,598	4,594
Total premises and equipment	11,517	11,315
Accumulated depreciation and amortization	(5,809)	(5,563)
Premises and equipment, net	$5,708	$5,752

Depreciation expense was $558 and $369 for the years ended June 30, 2013 and 2012, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Corporation is obligated under non-cancelable operating leases for facilities and equipment. The approximate minimum annual rentals and commitments under these non-cancelable agreements and leases with remaining terms in excess of one year are as follows:

2014	$118
2015	106
2016	47
2017	28
2018	17
Thereafter	—
$316

Rent expense incurred was $110 and $110 during the years ended June 30, 2013 and 2012, respectively.

NOTE 5—DEPOSITS

The aggregate amount of time deposits, each with a minimum denomination of $100 was $33,693 and $34,422 as of June 30, 2013 and 2012, respectively.

Scheduled maturities of time deposits at June 30, 2013 were as follows:

2013	$41,683
2014	21,827
2015	7,614
2016	3,912
2017	2,935
Thereafter	1,238
$79,209

Related party deposits totaled $5,069 as of June 30, 2013 and $5,920 as of June 30, 2012.

NOTE 6—SHORT-TERM BORROWINGS

Short-term borrowings consisted of repurchase agreements. Repurchase agreements are financing arrangements. Physical control is maintained for all securities pledged to secure repurchase agreements. Information concerning all short-term borrowings at June 30, maturing in less than one year is summarized as follows:

	2013	2012
Balance at June 30	$12,490	$13,722
Average balance during the year	13,457	15,293
Maximum month-end balance	15,005	17,636
Average interest rate during the year	0.16%	0.19%
Weighted average rate, June 30	0.17%	0.16%

Repurchase agreements mature daily. The Bank has pledged obligations of government-sponsored entities and mortgage-backed securities with a carrying value of $14,948 and $15,320 at June 30, 2013 and 2012, respectively, as collateral for the repurchase agreements. Total interest expense on short-term borrowings was $22 and $29 for the years ended June 30, 2013 and 2012, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7—FEDERAL HOME LOAN BANK ADVANCES

A summary of Federal Home Loan Bank (FHLB) advances were as follows:

Advance Type	Maturity	Term	Interest Rate	Balance June 30, 2013	Balance June 30, 2012
Principal and interest, mortgage matched	04/01/2014	Fixed	2.54%	$16	$44
Interest-only, single maturity	10/09/2015	Fixed	1.43	500	500
Interest-only, single maturity	10/12/2017	Fixed	2.07	500	500
Interest-only, putable	12/07/2017	Fixed	3.24	5,000	5,000
Principal and interest, mortgage matched	04/01/2019	Fixed	4.30	350	402
				$6,366	$6,446

Each fixed rate advance has a prepayment penalty equal to the present value of 100% of the lost cash flow based upon the difference between the contract rate on the advance and the current rate on the new advance. The $5 million putable advance with the maturity date of December 7, 2017 can be called quarterly until maturity at the option of the FHLB, with the next call option being September 9, 2013. The following table is a summary of the scheduled principal payments for all advances:

Twelve Months Ending June 30	Principal Payments
2014	$75
2015	56
2016	559
2017	62
2018	5,564
Thereafter	50
$6,366

During fiscal year 2011, the Corporation prepaid two $500 fixed rate single maturity advances and replaced them with two $500 fixed rate single maturity advances with lower rates. Because the present value of the cash flows of the new debt including the prepayment penalty was not more than 10% different than the old debt, the transaction was considered to be an exchange rather than an extinguishment of debt. As such, prepayment penalties totaling $16 were capitalized and are being amortized over the life of the new debt. Unamortized capitalized prepayment penalties totaled $9 and $11 at June 30, 2013 and 2012, respectively.

Pursuant to collateral agreements with the FHLB, advances are secured by all the stock invested in the FHLB and certain qualifying first mortgage loans. The advances were collateralized by $33,950 and $36,907 of first mortgage loans under a blanket lien arrangement at June 30, 2013 and 2012, respectively. Based on this collateral and the Corporation’s holdings of FHLB stock, the Bank was eligible to borrow up to a total of $19,382 in advances at June 30, 2013.

NOTE 8—EMPLOYEE BENEFIT PLANS

The Bank maintains a 401(k) savings and retirement plan that permits eligible employees to make before- or after-tax contributions to the plan, subject to the dollar limits from Internal Revenue Service regulations. The Bank matches 100% of the employee’s voluntary contributions to the plan based on the amount of each participant’s contributions up to a maximum of 4% of eligible compensation. All regular full-time and part-time employees who complete six months of service and are at least 21 years of age are eligible to participate. Amounts charged to operations were $136 and $122, for the years ended June 30, 2013 and 2012, respectively.

The Bank has adopted a Salary Continuation Plan (the Plan) to encourage Bank executives to remain employees of the Bank. The Plan provides such executives (and, in the event of the executive’s death, surviving beneficiary) with 180 months of salary continuation payments equal to a certain percentage of an executive’s average compensation, as defined within each agreement, for the three full calendar years prior to Normal Retirement Age. For purposes of the Plan, “Normal Retirement Age” means the executive’s 65th birthday. Vesting under the Plan commences at age 50 and is prorated until age 65. If an executive dies during active service, the executive’s beneficiary is entitled to the Normal Retirement Benefit. The executive can become fully vested in the Accrual Balance upon termination of employment following a disability or a change in control of the Bank. For purposes of the Plan, “Accrual Balance” means the liability that should be accrued by the Corporation for the Corporation’s obligation to the executive under the Plan. For purposes of calculating the Accrual Balance, the discount rate in effect at June 30, 2013 was 5.0%. The accrued liability for the salary continuation plan was $1,566 as of June 30, 2013 and $1,351 as of June 30, 2012. For the years ended June 30, 2013 and 2012, $237 and $210, respectively, have been charged to expense in connection with the Plan. Distributions to participants were $22 for both of the years ending June 30, 2013 and 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes the status of the restricted stock awards as of June 30, 2013, and activity for the year ended June 30, 2013:

	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Share
Outstanding at June 30, 2012	5,116	$10.85
Granted	4,942	14.55
Vested	(691)	10.85
Expired	(1,585)	12.50
Forfeited	(890)	11.78
Nonvested at June 30, 2013	6,892	$13.00

There was no expense recognized in the 2013 fiscal year in connection with the restricted stock awards since the grants scheduled to vest in the 2013 fiscal year expired due to not meeting the performance targets. For the year ended June 30, 2012, $12 has been charged to expense in connection with the restricted stock awards. As of June 30, 2013, there was $108 of total unrecognized compensation cost related to nonvested shares granted under the plan. The cost is expected to be recognized over a weighted-average period of 4.0 years.

NOTE 9—INCOME TAXES

The provision for income taxes consists of the following for the years ended June 30:

	2013	2012
Current income taxes	$730	$1,070
Deferred income taxes (benefits)	(96)	(271)
	$634	$799

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The net deferred income tax asset consists of the following components at June 30:

	2013	2012
Deferred tax assets:
Allowance for loan losses	$742	$627
Deferred compensation	581	532
Net unrealized securities loss	8	—
Recognized loss on impairment of security	265	265
Intangibles	66	109
OREO deferred gain	16	16
Nonaccrual loan interest income	82	74
Gross deferred tax asset	1,760	1,623

Deferred tax liabilities:
Depreciation	(294)	(261)
Loan fees	(217)	(211)
Prepaid expenses	(74)	(80)
FHLB stock dividends	(165)	(165)
Net unrealized securities gain	—	(826)
Gross deferred tax liabilities	(750)	(1,543)
Net deferred asset	$1,010	$80

The difference between the provision for income taxes and amounts computed by applying the statutory income tax rate of 34% to statutory income before taxes consists of the following for the years ended June 30:

	2013	2012
Income taxes computed at the statutory rate on pretax income	$1,123	$1,211
Tax exempt income	(437)	(359)
Cash surrender value income	(63)	(66)
Other	11	13
	$634	$799

At June 30, 2013 and June 30, 2012, the Corporation had no unrecognized tax benefits recorded. The Corporation does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months. There were no interest or penalties recorded for the years ended June 30, 2013 and 2012 and there were no amounts accrued for interest and penalties at June 30, 2013 and 2012.

The Corporation and the Bank are subject to U.S. federal income tax as an income-based tax and a capital-based franchise tax in the state of Ohio. The Corporation and the Bank are no longer subject to examination by taxing authorities for years before 2009.

NOTE 10—REGULATORY MATTERS

The Bank is subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective-action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. Management believes as of June 30, 2013, the Bank has met all capital adequacy requirements to which it is subject.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of fiscal year-end 2013, the Corporation met the definition of a small bank holding company and, therefore, was exempt from consolidated risk-based and leverage capital adequacy guidelines for bank holding companies. At year-end 2013 and 2012, actual Bank capital levels (in millions) and minimum required levels were as follows:

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2013
Total capital (to risk weighted assets) Bank	$30.5	13.0%	$18.8	8.0%	$23.4	10.0%
Tier 1 capital (to risk weighted assets) Bank	28.0	12.0	9.4	4.0	14.1	6.0
Tier 1 capital (to average assets) Bank	28.0	8.1	13.9	4.0	17.4	5.0
June 30, 2012 Total capital (to risk weighted assets) Bank	$28.5	13.4%	$17.0	8.0%	$21.2	10.0%
Tier 1 capital (to risk weighted assets) Bank	24.2	11.4	8.5	4.0	12.7	6.0
Tier 1 capital (to average assets) Bank	24.2	7.4	13.1	4.0	16.4	5.0

As of the latest regulatory examination, the Bank was categorized as well capitalized. There are no conditions or events since that examination that management believes may have changed the Bank’s category.

The Corporation’s principal source of funds for dividend payment is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. As of June 30, 2013 the Bank could, without prior approval, declare a dividend of approximately $4,494.

On February 26, 2013, the Corporation filed a registration statement with the Securities and Exchange Commission (SEC) related to a $10 million shareholder rights offering. Under the rights offering, the Corporation distributed to its shareholders of record as of March 26, 2013, proportional rights to purchase additional shares and the opportunity to purchase shares in excess of their basic subscription rights. The Corporation also offered any shares not subscribed for in the rights offering and public offering through a subsequent public offering. In July 2013, the Corporation completed its rights offering with the sale of 655,668 shares of common stock for gross proceeds of approximately $10.0 million. The Corporation intends to use the net proceeds to enhance the Bank’s overall capital position, for general corporate purposes and future organic and other growth opportunities.

 NOTE 11—COMMITMENTS WITH OFF-BALANCE SHEET RISK

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

The Bank evaluates each customer’s credit on a case by case basis. The amount of collateral obtained is based on management’s credit evaluation of the customer. The amount of commitments to extend credit and the exposure to credit loss for non-performance by the customer was $35,776 and $33,808 as of June 30, 2013 and 2012, respectively. Of the June 30, 2013 commitments, $27,913 carried variable rates of interest ranging from 1.25% to 8.25% and $7,863 carried fixed rates of interest ranging from 1.52% to 17.25%. Of the June 30, 2012 commitments, $28,978 carried variable rates of interest ranging from 2.00% to 7.25% and $4,830 carried fixed rates of interest ranging from 2.25% to 8.50%. Financial standby letters of credit were $485 and $645 as of June 30, 2013 and 2012, respectively. In addition, commitments to extend credit of $8,351 and $8,029 as of June 30, 2013 and 2012, respectively, were available to checking account customers related to the overdraft protection program. Since some loan commitments expire without being used, the amount does not necessarily represent future cash commitments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12—FAIR VALUE

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

Financial assets and financial liabilities measured at fair value on a recurring basis include the following:

Securities available-for-sale: When available, the fair values of available-for-sale securities are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs). For securities where quoted market prices are not available, fair values are calculated based on market prices of similar securities (Level 2 inputs). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3 inputs). The fair value of the Level 3 security is calculated using spread to the swap and LIBOR curves. During times when trading is more liquid, broker quotes are used (if available) to validate the model. Rating agency and industry research reports as well as defaults and deferrals on the individual security is reviewed and incorporated into the calculation.

Assets and liabilities measured at fair value on a recurring basis are summarized below, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements at June 30, 2013 Using
	Balance at June 30, 2013	Level 1	Level 2	Level 3
Assets:
Securities available-for-sale:
Obligations of government-sponsored entities	$4,658	$—	$4,658	$—
Obligations of states and political subdivisions	39,812	—	39,812	—
Mortgage-backed securities - residential	46,889	—	46,889	—
Collateralized mortgage obligations	5,708	—	5,708	—
Trust preferred security	162	—	—	162

		Fair Value Measurements at June 30, 2012 Using
	Balance at June 30, 2012	Level 1	Level 2	Level 3
Securities available-for-sale:
Obligations of government sponsored entities	$8,567	$—	$8,567	$—
Obligations of states and political subdivisions	35,276	—	35,276	—
Mortgage-backed securities - residential	49,331	—	49,331	—
Collateralized mortgage obligations	12,097	—	12,097	—
Trust preferred security	64	—	—	64

There were no transfers between Level 1 and Level 2 during the 2013 or the 2012 fiscal year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a reconciliation of the trust preferred security measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended June 30, 2013 and 2012:

	Trust Preferred Security
	2013	2012
Beginning balance	$64	$67
Realized losses included in other income	—	—
Change in fair value included in other comprehensive income	98	(3)
Ending balance, June 30	$162	$64

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

Financial assets and financial liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at June 30, 2013 Using
	Balance at June 30, 2013	Level 1	Level 2	Level 3
Impaired loans:
Commercial	$43	$—	$—	$43
1-4 Family:
Owner occupied	101	—	—	101
Non-owner occupied	475	—	—	475

		Fair Value Measurements at June 30, 2012 Using
	Balance at June 30, 2012	Level 1	Level 2	Level 3
Impaired loans:
Commercial	$11	$—	$—	$11
Commercial real estate:
Other	647	—	—	647
1-4 Family:
Owner occupied	40	—	—	40
Non-owner occupied	438	—	—	438

Impaired loans, which are generally measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $839, with a valuation allowance of $220 at June 30, 2013. The resulting impact to the provision for loan losses was a reduction of $48 being recorded for the year ended June 30, 2013. As of June 30, 2012, impaired loans with a principal balance of $1,479 had a valuation allowance of $343. The resulting impact to the provision for loan losses was a reduction of $24 being recorded for the year ended June 30, 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The valuation technique used by an independent third party appraiser in the fair value measurement of collateral for collateral-dependent commercial real estate impaired loans primarily consisted of the sales comparison approach. The valuation technique used by an independent third party appraiser in the fair value measurement of collateral for collateral-dependent 1-4 family non-owner occupied impaired loans primarily consisted of the sales comparison and income approach. The significant unobservable inputs used in the fair value measurement relate to adjustments made to the value set forth in the appraisal by deducting estimated holding costs, costs to sell and a distressed sale adjustment. During the 2013 fiscal year, collateral discounts for 1-4 family non-owner occupied impaired loans ranged from 0% to 20%. During the 2012 fiscal year, collateral discounts for commercial real estate impaired loans ranged from 33% to 41% and for 1-4 family non-owner occupied impaired loans ranged from 15% to 39%.

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

Securities held-to-maturity: The held-to-maturity security is a revenue bond made to a local municipality. The fair value of this security is calculated using a spread to the Bloomberg municipal fair market health care curve resulting in a Level 3 classification.

Time deposits: Fair value of fixed-maturity certificates of deposit was estimated using the rates offered at June 30, 2013 and 2012, for deposits of similar remaining maturities. Estimated fair value does not include the benefit that result from low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market resulting in a Level 2 classification.

Federal Home Loan Bank advances: Fair value of Federal Home Loan Bank advances was estimated using current rates at June 30, 2013 and 2012 for similar financing resulting in a Level 2 classification.

Federal bank and other restricted stocks: Federal bank and other restricted stocks include stock acquired for regulatory purposes, such as Federal Home Loan Bank stock and Federal Reserve Bank stock that are accounted for at cost due to restrictions placed on their transferability; and therefore, are not subject to the fair value disclosure requirements. The Corporation’s lending commitments have variable interest rates and “escape” clauses if the customer’s credit quality deteriorates. Therefore, the fair values of these items are not significant and are not included in the following table.

The following table shows the estimated fair values of financial instruments that are reported at amortized cost in the Corporation’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2013		2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Level 1 inputs:
Cash and cash equivalents	$9,356	$9,356	$13,745	$13,745
Level 2 inputs:
Certificates of deposits in other financial institutions	4,175	4,175	5,645	5,645
Loans held for sale	93	97	377	387
Accrued interest receivable	1,044	1,044	1,043	1,043
Level 3 inputs:
Securities held-to-maturity	3,000	2,926	—	—
Loans, net	214,544	212,555	195,095	196,592
Financial Liabilities:
Level 2 inputs:
Demand and savings deposits	214,898	214,898	200,011	200,011
Time deposits	79,209	79,575	84,470	85,262
Short-term borrowings	12,490	12,490	13,722	13,722
Federal Home Loan Bank advances	6,366	7,049	6,446	7,398
Accrued interest payable	48	48	56	56

NOTE 13—PARENT COMPANY FINANCIAL STATEMENTS

Condensed financial information of Consumers Bancorp. Inc. (parent company only) follows:

	June 30, 2013	June 30, 2012
Condensed Balance Sheets
Assets
Cash	$31	$74
Subordinated debenture receivable from subsidiary	—	2,000
Other assets	126	87
Investment in subsidiary	28,012	25,785
Total assets	$28,169	$27,946
Liabilities
Other liabilities	$26	$56
Shareholders’ equity	28,143	27,890
Total liabilities & shareholders’ equity	$28,169	$27,946

	Year Ended June 30, 2013	Year Ended June 30, 2012
Condensed Statements of Income
Cash dividends from subsidiary	$880	$855
Other income	94	160
Other expense	174	163
Income before income taxes and equity in undistributed net income of subsidiary	800	852
Income tax expense (benefit)	(22)	3
Income before equity in undistributed net income of subsidiary	822	849
Equity in undistributed net income of subsidiary	1,847	1,915
Net income	$2,669	$2,764

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Statements of Cash Flows	Year Ended June 30, 2013	Year Ended June 30, 2012
Cash flows from operating activities
Net income	$2,669	$2,764
Equity in undistributed net income of Bank subsidiary	(1,847)	(1,915)
Change in other assets and liabilities	(69)	14
Net cash flows from operating activities	753	863
Cash flows from investing activities
Repayment of subordinated note	2,000	—
Net cash flows from financing activities	2,000	—
Cash flows from financing activities
Dividend paid	(993)	(905)
Investment in subsidiary	(2,000)	—
Proceeds from dividend reinvestment and stock purchase plan	188	91
Issuance of treasury stock for restricted stock awards	9	—
Net cash flows from financing activities	(2,796)	(814)
Change in cash and cash equivalents	(43)	49
Beginning cash and cash equivalents	74	25
Ending cash and cash equivalents	$31	$74

Note 14 – EARNINGS PER SHARE

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

	For the year Ended June 30,
	2013	2012
Basic:
Net income available to common shareholders	$2,669	$2,764
Weighted average common shares outstanding	2,063,666	2,051,390
Basic income per share	$1.29	$1.35

Diluted:
Net income available to common shareholders	$2,669	$2,764
Weighted average common shares outstanding	2,063,666	2,051,390
Dilutive effect of restricted stock	539	579
Total common shares and dilutive potential common shares	2,064,205	2,051,969
Dilutive income per share	$1.29	$1.35

Note 15 –ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive income related to unrealized gains and losses on available-for-sale securities for the period ended June 30, 2013, were as follows:

June 30, 2013
Beginning balance	$1,604
Other comprehensive income (loss) before reclassification, net of taxes of $780	(1,516)
Amounts reclassified from accumulated other comprehensive income (loss), net of taxes of $53[1]	(104)
Net current period other comprehensive income (loss), net of tax	(1,620)
Ending balance	$(16)

1 Within the consolidated statement of income, security gains (losses), net in non-interest income was impacted by $157 and income tax expense was impacted by $53 due to reclassifications from accumulated other comprehensive income.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A—CONTROLS AND PROCEDURES

The management of the Corporation is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934 (Act). As of June 30, 2013, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of June 30, 2013 were effective in ensuring that information required to be disclosed by the Corporation in the reports that it files or submits under the Act were recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Corporation’s internal controls over financial reporting that occurred during the fourth quarter of fiscal year 2013 that have materially affected, or are reasonably likely to materially affect the Corporation’s internal controls over financial reporting. The Report of Management on the Company’s Internal Controls Over Financial Reporting appears on page 21.

ITEM 9B—OTHER INFORMATION

None.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth in the Corporation’s Proxy Statement dated September 24, 2013 under the captions “Election of Directors,” “Directors and Executive Officers,” “The Board of Directors and its Committees,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Certain Transactions and Relationships and Legal Proceedings,” and is incorporated herein by reference.

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

ITEM 11—EXECUTIVE COMPENSATION

The information required by this item is set forth in the Corporation’s Proxy Statement dated September 24, 2013 under the captions “Director Compensation,” “Executive Compensation,” “Defined Contribution Plan,” “Outstanding Equity Awards at Fiscal Year-End,” “Salary Continuation Program,” and “Noncompetition Agreement,” and is incorporated herein by reference.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this item is set forth in the Corporation’s Proxy Statement dated September 24, 2013 under the caption “Security Ownership of Certain Beneficial Owners and Management,” and is incorporated herein by reference.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth in the Corporation’s Proxy Statement dated September 24, 2013 under the caption “Certain Transactions and Relationships and Legal Proceedings,” and is incorporated herein by reference.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is set forth in the Corporation’s Proxy Statement dated September 24, 2013 under the caption “Principal Accounting Fees and Services,” and is incorporated herein by reference.

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

CONSUMERS BANCORP, INC.

Date: September 24, 2013	By:	/s/ Ralph J. Lober, II
President and Chief Executive Officer
(principal executive officer)

	By:	/s/ Renee K. Wood
Chief Financial Officer and Treasurer
(principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 24, 2013.

Signatures	Signatures

/s/ Laurie L. McClellan	/s/ Ralph J. Lober, II
Laurie L. McClellan	Ralph J. Lober, II
Chairman of the Board of Directors	President, Chief Executive Officer and Director
(principal executive officer)

/s/ Renee K. Wood	/s/ John P. Furey
Renee K. Wood	John P. Furey
Chief Financial Officer and Treasurer	Director
(principal financial officer)

/s/ Bradley Goris	/s/ James V. Hanna
Bradley Goris	James V. Hanna
Director	Director

/s/ David W. Johnson	/s/ James R. Kiko, Sr.
David W. Johnson	James R. Kiko, Sr.
Director	Director

/s/ Thomas M. Kishman	/s/ Frank L. Paden
Thomas M. Kishman	Frank L. Paden
Director	Director

/s/ Harry W. Schmuck, Jr.	/s/ John E. Tonti
Harry W. Schmuck, Jr.	John E. Tonti
Director	Director

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Amended and Restated Articles of Incorporation of the Corpoiation. Reference is made to Form 10-K of the Corporation filed September 22, 2010, which is incorporated herein by reference.

3.2	Amended and Restated Code of Regulations of the Corporation. Reference is made to Form 10-K of the Corporation filed September 15, 2008, which is incorporated herein by reference.

4	Form of Certificate of Common Shares. Reference is made to Form 10-KSB of the Corporation filed September 26, 2002, which is incorporated herein by reference.

10.3	Lease Agreement entered into between Furey Holdings, LLC and Consumers National Bank on December 23, 2005. Reference is made to Form 10-Q of the Corporation filed February 14, 2006, which is incorporated herein by reference.

10.6	2011 Amendment and Restatement of Salary Continuation agreement entered into with Mr. Lober on February 11, 2011. Reference is made to Form 10-Q of the Corporation filed February 11, 2011, which is incorporated herein by reference.

10.7	Form Noncompetition agreement entered into with Ms. Wood on February 11, 2011. Reference is made to Form 10-Q of the Corporation filed February 11, 2011, which is incorporated herein by reference.

11	Computation of Earnings per Share. Reference is made to this Annual Report on Form 10-K Note 14 to the Consolidated Financial Statements, which is incorporated herein by reference.

21	Subsidiaries of Consumers Bancorp, Inc. Filed with this Annual Report on Form 10-K.

23	Consent of Crowe Horwath LLP

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following material from Consumers Bancorp, Inc.’s Form 10-K Report for the year ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language) includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Income, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statement of Changes in Shareholders’ Equity, (5) Consolidated Statements of Cash Flows, and (6) the Notes to Consolidated Financial Statements.

