Form 10-Q
period 2013-09-30
CONSUMERS BANCORP INC /OH/
filed 2013-11-14
CIK 1006830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) or the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒      No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes   ☒      No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐     No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value	Outstanding at November 14, 2013
2,724,278 Common Shares

CONSUMERS BANCORP, INC.
FORM 10-Q
QUARTER ENDED September 30, 2013

Table of Contents

Page Number (s)

Part I – Financial Information

Item 1 – Financial Statements (Unaudited)
Consolidated Balance Sheets at September 30, 2013 and June 30, 2013	1

Consolidated Statements of Income for the three months ended September 30, 2013 and 2012	2

Consolidated Statements of Comprehensive Income for the three months ended September 30, 2013 and 2012	3

Consolidated Statements of Changes in Shareholders’ Equity for the three months ended September 30, 2013 and 2012	4

Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2013 and 2012	5

Notes to the Consolidated Financial Statements	6-29

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	30-42

Item 3 – Not Applicable for Smaller Reporting Companies

Item 4 – Controls and Procedures	43
Part II – Other Information
Item 1 – Legal Proceedings	44

Item 1A – Not Applicable for Smaller Reporting Companies

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	44

Item 3 – Defaults Upon Senior Securities	44

Item 4 – Mine Safety Disclosure	44

Item 5 – Other Information	44

Item 6 – Exhibits	44

Signatures	45

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements

CONSUMERS BANCORP, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	June 30,
(Dollars in thousands, except per share data)	2013	2013
ASSETS
Cash on hand and noninterest-bearing deposits in financial institutions	$8,932	$6,922
Federal funds sold and interest-bearing deposits in financial institutions	2,973	2,434
Total cash and cash equivalents	11,905	9,356
Certificates of deposit in other financial institutions	3,195	4,175
Securities, available-for-sale	113,008	97,229
Securities, held-to-maturity (fair value of $2,935 at September 30, 2013 and $2,926 at June 30, 2013)	3,000	3,000
Federal bank and other restricted stocks, at cost	1,186	1,186
Loans held for sale	181	93
Total loans	216,405	217,040
Less allowance for loan losses	(2,486)	(2,496)
Net loans	213,919	214,544
Cash surrender value of life insurance	5,835	5,789
Premises and equipment, net	6,055	5,708
Other real estate owned	709	—
Accrued interest receivable and other assets	2,235	2,409
Total assets	$361,228	$343,489

LIABILITIES
Deposits
Non-interest bearing demand	$70,361	$71,148
Interest bearing demand	38,377	37,529
Savings	112,379	106,221
Time	77,597	79,209
Total deposits	298,714	294,107

Short-term borrowings	16,041	12,490
Federal Home Loan Bank advances	6,348	6,366
Accrued interest and other liabilities	2,253	2,383
Total liabilities	323,356	315,346
Commitments and contingent liabilities	—	—

SHAREHOLDERS’ EQUITY
Preferred stock (no par value, 350,000 shares authorized, none outstanding)	—	—
Common stock (no par value, 3,500,000 shares authorized; 2,854,133 and 2,198,465 shares issued as of September 30, 2013 and June 30, 2013, respectively)	14,630	5,393
Retained earnings	24,709	24,416
Treasury stock, at cost (129,855 common shares as of September 30, 2013 and June 30, 2013, respectively)	(1,650)	(1,650)
Accumulated other comprehensive income (loss)	183	(16)
Total shareholders’ equity	37,872	28,143
Total liabilities and shareholders’ equity	$361,228	$343,489

See accompanying notes to consolidated financial statements

CONSUMERS BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months ended
	September 30,
(Dollars in thousands, except per share amounts)	2013	2012

Interest income
Loans, including fees	$2,667	$2,605
Securities, taxable	281	383
Securities, tax-exempt	328	304
Federal funds sold and other interest bearing deposits	12	15
Total interest income	3,288	3,307
Interest expense
Deposits	199	270
Short-term borrowings	6	6
Federal Home Loan Bank advances	50	50
Total interest expense	255	326
Net interest income	3,033	2,981
Provision for loan losses	133	25
Net interest income after provision for loan losses	2,900	2,956

Non-interest income
Service charges on deposit accounts	363	342
Debit card interchange income	214	193
Bank owned life insurance income	46	47
Securities gains, net	—	21
Other	72	61
Total non-interest income	695	664

Non-interest expenses
Salaries and employee benefits	1,560	1,565
Occupancy and equipment	316	314
Data processing expenses	138	85
Professional and director fees	111	92
FDIC assessments	51	49
Franchise taxes	75	70
Marketing and advertising	65	117
Telephone and network communications	73	65
Debit card processing expenses	111	103
Other	349	407
Total non-interest expenses	2,849	2,867
Income before income taxes	746	753
Income tax expense	125	138
Net Income	$621	$615

Basic and diluted earnings per share	$0.24	$0.30

See accompanying notes to consolidated financial statements

CONSUMERS BANCORP, INC.
Consolidated statements of comprehensive income
(Unaudited)

	Three Months ended
	September 30,
(Dollars in thousands)	2013	2012

Net income	$621	$615

Other comprehensive income, net of tax:
Net change in unrealized gains:

Unrealized gains arising during the period	302	689
Reclassification adjustment for gains included in income	—	(21)
Net unrealized gain	302	668
Income tax effect	103	228
Other comprehensive income	199	440

Total comprehensive income	$820	$1,055

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(Dollars in thousands, except per share data)
	Three Months ended
	September 30,
	2013	2012

Balance at beginning of period	$28,143	$27,890

Net income	621	615
Other comprehensive income	199	440
Issuance of 655,668 shares for rights and public offering, net of offering costs of $762	9,237	—
Issuance of 697 shares for vested restricted stock awards	—	9
Common stock issued for dividend reinvestment and stock purchase plan (3,697 shares for three months ended September 30, 2012)	—	53
Common cash dividends	(328)	(247)

Balance at the end of the period	$37,872	$28,760

Common cash dividends per share	$0.12	$0.12

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(Dollars in thousands)	September 30,
	2013	2012
Cash flows from operating activities
Net cash from operating activities	$1,023	$759

Cash flow from investing activities
Securities available-for-sale
Purchases	(21,134)	(5,478)
Maturities, calls and principal pay downs	5,331	4,973
Proceeds from sales of available-for-sale securities	—	530
Net decrease in certificates of deposits in other financial institutions	980	—
Net increase in loans	(217)	(4,710)
Acquisition of premises and equipment	(483)	(241)
Net cash from investing activities	(15,523)	(4,926)

Cash flow from financing activities
Net increase (decrease) in deposit accounts	4,607	(24)
Net change in short-term borrowings	3,551	1,283
Net proceeds from rights and public offering	9,237	—
Repayments of Federal Home Loan Bank advances	(18)	(19)
Issuance of treasury stock	—	9
Proceeds from dividend reinvestment and stock purchase plan	—	53
Dividends paid	(328)	(247)
Net cash from financing activities	17,049	1,055

Increase in cash or cash equivalents	2,549	(3,112)

Cash and cash equivalents, beginning of period	9,356	13,745
Cash and cash equivalents, end of period	$11,905	$10,633

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$251	$320
Federal income taxes	260	150
Non-cash items:
Transfer from loans to repossessed assets	709	—
Issuance of treasury stock for vested restricted stock awards	—	9

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

Basis of Presentation: The consolidated financial statements for interim periods are unaudited and reflect all adjustments (consisting of only normal recurring adjustments), which, in the opinion of management, are necessary to present fairly the financial position and results of operations and cash flows for the periods presented. The unaudited financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by accounting principles generally accepted in the United States of America.  The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s Form 10-K for the year ended June 30, 2013. The results of operations for the interim period disclosed herein are not necessarily indicative of the results that may be expected for a full year.

The consolidated financial statements include the accounts of the Corporation and the Bank. All significant inter-company transactions and accounts have been eliminated in consolidation.

Segment Information: The Corporation is a bank holding company engaged in the business of commercial and retail banking, which accounts for substantially all of the revenues, operating income, and assets. Accordingly, all of its operations are recorded in one segment, banking.

Reclassifications: Certain items in prior financial statements have been reclassified to conform to the current presentation. Any reclassifications had no impact on prior year net income or shareholders’ equity.

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 2 – Securities

Available-for-Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2013
Obligations of U.S. government-sponsored entities and agencies	$11,679	$9	$(73)	$11,615
Obligations of state and political subdivisions	40,418	763	(778)	40,403
Mortgage-backed securities – residential	55,326	729	(363)	55,692
Collateralized mortgage obligations	5,105	32	(1)	5,136
Trust preferred security	202	—	(40)	162
Total securities	$112,730	$1,533	$(1,255)	$113,008

Held-to-Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
September 30, 2013
Obligations of state and political subdivisions	$3,000	$—	$(65)	$2,935

Available–for-Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2013
Obligations of U.S. government-sponsored entities and agencies	$4,700	$6	$(48)	$4,658
Obligations of state and political subdivisions	39,777	805	(770)	39,812
Mortgage-backed securities - residential	46,834	552	(497)	46,889
Collateralized mortgage obligations	5,740	11	(43)	5,708
Trust preferred security	202	—	(40)	162
Total securities	$97,253	$1,374	$(1,398)	$97,229

Held-to-Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
June 30, 2013
Obligations of state and political subdivisions	$3,000	$—	$(74)	$2,926

Proceeds from the sale of available-for-sale securities were as follows:

	Three Months Ended
	September 30,
	2013	2012
Proceeds from sales	$—	$530
Gross realized gains	—	21

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The amortized cost and fair values of debt securities at September 30, 2013, by expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, collateralized mortgage obligations and the trust preferred security are shown separately.

	Amortized	Estimated Fair
Available-for-Sale	Cost	Value
Due in one year or less	$1,500	$1,500
Due after one year through five years	4,197	4,309
Due after five years through ten years	22,190	22,222
Due after ten years	24,210	23,987
Total	52,097	52,018

Mortgage-backed securities – residential	55,326	55,692
Collateralized mortgage obligations	5,105	5,136
Trust preferred security	202	162
Total available-for-sale securities	$112,730	$113,008

Held-to-Maturity

Due after ten years	3,000	2,935
Total held-to-maturity securities	$3,000	$2,935

The following table summarizes the securities with unrealized and unrecognized losses at September 30, 2013 and June 30, 2013, aggregated by investment category and length of time that individual securities have been in a continuous unrealized or unrecognized loss position:

	Less than 12 Months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Avaliable-for-sale	Value	Loss	Value	Loss	Value	Loss
September 30, 2013
Obligations of U.S. government- sponsored entities and agencies	$9,456	$(73)	$—	$—	$9,456	$(73)
Obligations of states and political subdivisions	17,091	(728)	682	(50)	17,773	(778)
Mortgage-backed securities - residential	20,952	(363)	—	—	20,952	(363)
Collateralized mortgage obligations	816	(1)	—	—	816	(1)
Trust preferred security	—	—	162	(40)	162	(40)
Total temporarily impaired	$48,315	$(1,165)	$844	$(90)	$49,159	$(1,255)

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

	Less than 12 Months		12 Months or more		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
Held-to-maturity	Value	Loss	Value	Loss	Value	Loss
September 30, 2013
Obligations of states and political subdivisions	$3,000	$(65)	$—	$—	$2,935	$(65)

	Less than 12 Months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-sale	Value	Loss	Value	Loss	Value	Loss
June 30, 2013
Obligation of U.S. government- sponsored entities and agencies	$4,418	$(48)	$—	$—	$4,418	$(48)
Obligations of states and political subdivisions	17,826	(766)	107	(4)	17,933	(770)
Mortgage-backed securities - residential	28,836	(497)	—	—	28,836	(497)
Collateralized mortgage obligations	4,696	(43)	—	—	4,696	(43)
Trust preferred security	—	—	162	(40)	162	(40)
Total temporarily impaired	$55,776	$(1,354)	$269	$(44)	$56,045	$(1,398)

	Less than 12 Months		12 Months or more		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
Held-to-maturity	Value	Loss	Value	Loss	Value	Loss
June 30, 2013
Obligations of states and political subdivisions	$2,926	$(74)	$—	$—	$2,926	$(74)

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

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The unrealized and unrecognized losses within the securities portfolio as of September 30, 2013 have not been recognized into income because the decline in fair value is not attributed to credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery. The decline in fair value of the residential mortgage-backed securities is attributable to higher than projected prepayment speeds increasing the premium amortization. The decline in fair value of obligations of state and political subdivisions is largely due to spreads for these securities being wider at September 30, 2013 than when the securities were purchased and due to changes in interest rates. The fair value is expected to recover as the securities approach maturity.

Under the ASC Topic 325 model, the present value of the remaining cash flows as estimated at the preceding evaluation date are compared to the current expected remaining cash flows. An OTTI is deemed to have occurred if there has been an adverse change in the remaining expected future cash flows. The analysis of the trust preferred security falls within the scope of ASC Topic 325.

The Corporation owns a trust preferred security, which represents collateralized debt obligations (CDOs) issued by other banks, bank holding companies and insurance companies. The security is part of a pool of issuers that support a more senior tranche of securities. The cash interest payments for the trust preferred security are being deferred as a result of an increase in principal and/or interest deferrals by the issuers of the underlying securities during the period of 2008 through 2011. The accumulated other-than-temporary impairment loss recognized in earnings in periods prior to 2012 was $780. According to the September 30, 2013 cash flow analysis, the expected cash flows were above the recorded amortized cost of the trust preferred security and the Corporation has received pricing indications that are very near the securities adjusted amortized cost of $202. Therefore, management does not believe there is any additional other-than-temporary impairment related to this security at September 30, 2013.

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 3 – Loans

Major classifications of loans were as follows:

	September 30,	June 30,
	2013	2013
Commercial	$27,314	$26,678
Commercial real estate:
Construction	1,651	2,096
Other	125,228	125,630
1 – 4 Family residential real estate:
Owner occupied	31,712	32,755
Non-owner occupied	18,903	17,941
Construction	680	377
Consumer	11,253	11,866
Subtotal	216,741	217,343
Less: Net deferred loan fees	(336)	(303)
Allowance for loan losses	(2,486)	(2,496)
Net Loans	$213,919	$214,544

 CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ending September 30, 2013:

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total
Allowance for loan losses:
Beginning balance	$161	$1,471	$614	$250	$2,496
Provision for loan losses	(11)	28	(60)	176	133
Loans charged-off	—	—	(61)	(99)	(160)
Recoveries	—	—	7	10	17
Total ending allowance balance	$150	$1,499	$500	$337	$2,486

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ending September 30 2012:

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total
Allowance for loan losses:
Beginning balance	$143	$1,283	$712	$197	$2,335
Provision for loan losses	6	(8)	(20)	47	25
Loans charged-off	(4)	—	(15)	(19)	(38)
Recoveries	—	—	—	16	16
Total ending allowance balance	$145	$1,275	$677	$241	$2,338

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2013. Included in the recorded investment in loans is $476 of accrued interest receivable net of deferred loan fees of $336.

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$118	$156	$—	$274
Collectively evaluated for impairment	150	1,381	344	337	2,212
Total ending allowance balance	$150	$1,499	$500	$337	$2,486

Recorded investment in loans:
Loans individually evaluated for impairment	$4	$2,273	$1,381	$—	$3,658
Loans collectively evaluated for impairment	27,375	124,561	49,994	11,293	213,223
Total ending loans balance	$27,379	$126,834	$51,375	$11,293	$216,881

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2013. Included in the recorded investment in loans is $546 of accrued interest receivable net of deferred loan fees of $303.

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

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents information related to loans individually evaluated for impairment by class of loans as of and for the three months ended September 30, 2013:

	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial	$4	$4	$—	$4	$—	$—
Commercial real estate:
Other	1,487	1,481	—	537	—	—
1-4 Family residential real estate:
Owner occupied	124	124	—	124	—	—
Non-owner occupied	141	141	—	142	1	1
With an allowance recorded:
Commercial	—	—	—	31	3	3
Commercial real estate:
Other	789	792	118	791	5	5
1-4 Family residential real estate:
Owner occupied	282	280	36	280	—	—
Non-owner occupied	835	836	120	839	6	6
Total	$3,662	$3,658	$274	$2,748	$15	$15

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents information related to loans individually evaluated for impairment by class of loans as of June 30, 2013 and for the three months ended September 30, 2012:

	As of June 30, 2013			Three Months ended September 30, 2012
	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial	$—	$—	$—	$11	$—	$—
Commercial real estate:
Other	65	65	—	103	—	—
1-4 Family residential real estate:
Owner occupied	125	125	—	81	—	—
Non-owner occupied	56	56	—	57	1	1
With an allowance recorded:
Commercial	51	51	3	122	—	—
Commercial real estate:
Other	793	800	89	863	2	2
1-4 Family residential real estate:
Owner occupied	283	281	56	314	—	—
Non-owner occupied	933	934	187	946	6	9
Total	$2,306	$2,312	$335	$2,497	$9	$9

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the recorded investment in non-accrual and loans past due over 90 days still on accrual by class of loans as of September 30, 2013 and June 30, 2013:

	September 30, 2013		June 30, 2013
		Loans Past Due		Loans Past Due
		Over 90 Days		Over 90 Days
		Still		Still
	Non-accrual	Accruing	Non-accrual	Accruing
Commercial	$—	$—	$46	$—
Commercial real estate:
Other	1,501	—	86	—
1 – 4 Family residential:
Owner occupied	314	—	295	—
Non-owner occupied	631	—	663	—
Consumer	—	—	7	—
Total	$2,446	$—	$1,097	$—

Non-accrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the aging of the recorded investment in past due loans as of September 30, 2013 by class of loans:

	Days Past Due
	30 - 59	60 - 89	90 Days or	Total	Loans Not
	Days	Days	Greater	Past Due	Past Due	Total
Commercial	$—	$17	$—	$17	$27,362	$27,379
Commercial real estate:
Construction	—	—	—	—	1,628	1,628
Other	—	1,417	—	1,417	123,789	125,206
1-4 Family residential:
Owner occupied	27	68	271	366	31,439	31,805
Non-owner occupied	—	—	64	64	18,826	18,890
Construction	—	—	—	—	680	680
Consumer	75	3	—	78	11,215	11,293
Total	$102	$1,505	$335	$1,942	$214,939	$216,881

The above table of past due loans includes the recorded investment in non-accrual loans of $1,417 in the 60 – 89 days category, $335 in the 90 days or greater category and $694 in the loans not past due category.

The following table presents the aging of the recorded investment in past due loans as of June 30, 2013 by class of loans:

	Days Past Due
	30 - 59	60 - 89	90 Days or	Total	Loans Not
	Days	Days	Greater	Past Due	Past Due	Total
Commercial	$—	$—	$46	$46	$26,688	$26,674
Commercial real estate:
Construction	—	—	—	—	2,088	2,088
Other	1,158	—	—	1,158	124,500	125,658
1-4 Family residential:
Owner occupied	245	—	252	497	32,365	32,862
Non-owner occupied	—	—	84	84	17,854	17,938
Construction	—	—	—	—	376	376
Consumer	72	35	2	109	11,821	11,930
Total	$1,475	$8	$384	$1,894	$215,692	$217,586

The above table of past due loans includes the recorded investment in non-accrual loans of $7 in the 30 – 59 days past due category, $382 in the 90 days or greater and $708 in the loans not past due category.

Troubled Debt Restructurings:
As of September 30, 2013, the recorded investment of loans classified as troubled debt restructurings was $1,921 with $205 of specific reserves allocated to these loans. As of June 30, 2013, the recorded investment of loans classified as troubled debt restructurings was $1,946 with $245 of specific reserves allocated to these loans. As of September 30, 2013 and June 30, 2013, the Corporation had not committed to lend any additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

During the three months ended September 30, 2013 and 2012 there were no loan modifications completed that were classified as troubled debt restructurings.

There were no loans classified as troubled debt restructurings for which there was a payment default during the three month period ending September 30, 2013. The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within 12 months following the modification during the period ending September 30, 2012:

	Number of	Recorded
	Loans	Investment
Troubled debt restructuring:
Commercial real estate:
Other	1	$428

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. Subsequent to the payment default, the above referenced loan has been paid current under the modified terms of the loan. The troubled debt restructuring that subsequently defaulted did not increase the allowance for loan losses or have any charge-off during the periods ending September 30, 2013 or 2012.

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

	As of September 30, 2013
		Special			Not
	Pass	Mention	Substandard	Doubtful	Rated
Commercial	$24,660	$1,225	$97	$4	$1,393
Commercial real estate:
Construction	1,559	69	—	—	—
Other	114,594	4,287	3,465	2,273	587
1-4 Family residential real estate:
Owner occupied	3,585	—	—	404	27,816
Non-owner occupied	15,538	1,883	351	977	141
Construction	240	—	—	—	440
Consumer	—	—	—	—	11,293
Total	$160,176	$7,464	$3,913	$3,658	$41,670

	As of June 30, 2013
		Special			Not
	Pass	Mention	Substandard	Doubtful	Rated
Commercial	$23,886	$1,236	$224	$51	$1,337
Commercial real estate:
Construction	2,003	85	—	—	—
Other	15,269	4,439	4,073	865	1,012
1-4 Family residential real estate:
Owner occupied	4,083	—	—	406	28,373
Non-owner occupied	14,443	1,104	995	990	406
Construction	243	—	—	—	133
Consumer	—	—	—	—	11,930
Total	$159,927	$6,864	$5,292	$2,312	$43,191

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

Financial assets and financial liabilities measured at fair value on a recurring basis include the following:

Securities available-for-sale: When available, the fair values of available-for-sale securities are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs). For securities where quoted market prices are not available, fair values are calculated based on market prices of similar securities (Level 2 inputs). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3 inputs). The fair value of the Level 3 security is calculated using the spread to the swap and LIBOR curves. During times when trading is more liquid, broker quotes are used (if available) to validate the model. Rating agency and industry research reports as well as defaults and deferrals on the individual security is reviewed and incorporated into the calculation.

Assets and liabilities measured at fair value on a recurring basis are summarized below, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements at
		September 30, 2013 Using
	Balance at
	September 30,
	2013	Level 1	Level 2	Level 3
Assets:
Obligations of U.S. government-sponsored entities and agencies	$11,615	$—	$11,615	$—
Obligations of states and political subdivisions	40,403	—	40,403	—
Mortgage-backed securities – residential	55,692	—	55,692	—
Collateralized mortgage obligations	5,136	—	5,136	—
Trust preferred security	162	—	—	162

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

		Fair Value Measurements at
		June 30, 2013 Using
	Balance at
	June 30, 2013	Level 1	Level 2	Level 3
Assets:
Obligations of U.S. government-sponsored entities and agencies	$4,658	$—	$4,658	$—
Obligations of states and political subdivisions	39,812	—	39,812	—
Mortgage-backed securities - residential	46,889	—	46,889	—
Collateralized mortgage obligations	5,708	—	5,708	—
Trust preferred security	162	—	—	162

There were no transfers between Level 1 and Level 2 during the first three months of the 2014 fiscal year or the during the 2013 fiscal year.

The following table presents a reconciliation of the trust preferred security measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended September 30, 2013 and 2012:

	2013	2012
Beginning balance	$162	$64
Change in fair value included in other comprehensive income	—	10
Ending balance, September 30	$162	$74

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

Other real estate owned: Property acquired through or instead of loan foreclosure are classified as other real estate owned (OREO). Property acquired is recorded at fair value at the date of acquisition and subsequently carried at the lower of cost or net realizable value. Any required write-down of the loan to its net realizable value is charged against the allowance for loan losses. The estimated fair value of OREO properties is determined by independent market-based appraisals and other available market information. Accordingly, the valuations of OREO are subject to significant judgment and typically result in a Level 3 classification. OREO properties are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Financial assets and financial liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at
		September 30, 2013 Using
	Balance at
	September 30,
	2013	Level 1	Level 2	Level 3
Impaired loans:
1-4 Family
Owner occupied	$121	$—	$—	$121
Non-owner occupied	445	—	—	445
Other real estate owned:
Commercial real estate	709	—	—	709

		Fair Value Measurements at
		June 30, 2013 Using
	Balance at
	June 30, 2013	Level 1	Level 2	Level 3
Impaired loans:
Commercial	$43	$—	$—	$43
1-4 Family
Owner occupied	101	—	—	101
Non-owner occupied	475	—	—	475

Impaired loans included in the table above are measured for impairment using the fair value of the collateral and had a carrying amount of $698, with a specific allocation of the allowance for loan losses of $132 at September 30, 2013. The resulting impact to the provision for loan losses was a reduction of $88 being recorded for the three month period ended September 30, 2013.

Impaired loans included in the table above are measured for impairment using the fair value of the collateral and had a carrying amount of $839, with a specific allocation of the allowance for loan losses of $220 at June 30, 2013. The resulting impact to the provision for loan losses was a reduction of $27 for the three month period ended September 30, 2012.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2013:

	Fair	Valuation			Weighted
	Value	Technique	Unobservable Inputs	Range	Average
Impaired loans:
1-4 Family
Owner occupied	$121	Sales comparison approach	Adjustment for differences between comparable sales	-17.61% to 23.60%	4.77%
Non-owner occupied	445	Income approach	Capitalization rate	9.58%	9.58%
Other real estate owned:
Commercial real estate	709	Income approach	Capitalization rate	9.63%	9.63%

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table shows the estimated fair values of financial instruments that are reported at amortized cost in the Corporation’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	September 30, 2013		June 30, 2013
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets:
Level 1 inputs:
Cash and cash equivalents	$11,905	$11,905	$9,356	$9,356
Level 2 inputs:
Certificates of deposits in other financial institutions	3,195	3,195	4,175	4,175
Loans held for sale	181	185	93	97
Accrued interest receivable	1,100	1,100	1,044	1,044
Level 3 inputs:
Securities held-to-maturity	3,000	2,935	3,000	2,926
Loans, net	213,919	211,553	214,544	212,555
Financial Liabilities:
Level 2 inputs:
Demand and savings deposits	221,117	221,117	214,898	214,898
Time deposits	77,597	77,725	79,209	79,575
Short-term borrowings	16,041	16,041	12,490	12,490
Federal Home Loan Bank advances	6,348	6,946	6,366	7,049
Accrued interest payable	52	52	48	48

The assumptions used to estimate fair value are described as follows:

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

Time deposits: Fair value of fixed-maturity certificates of deposit was estimated using the rates offered at September 30, 2013 and June 30, 2013, for deposits of similar remaining maturities. Estimated fair value does not include the benefit that results from low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market resulting in a Level 2 classification.

Federal Home Loan Bank advances: Fair value of Federal Home Loan Bank advances was estimated using current rates at September 30, 2013 and June 30, 2013 for similar financing resulting in a Level 2 classification.

Federal bank and other restricted stocks, at cost: Federal bank and other restricted stocks include stock acquired for regulatory purposes, such as Federal Home Loan Bank stock and Federal Reserve Bank stock that are accounted for at cost due to restrictions placed on their transferability; and therefore, are not subject to the fair value disclosure requirements.

The Corporation’s lending commitments have variable interest rates and “escape” clauses if the customer’s credit quality deteriorates. Therefore, the fair values of these items are not significant and are not included in the above table.

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

	For the Three Months
	Ended September 30,
	2013	2012
Basic:
Net income available to common shareholders	$621	$615
Weighted average common shares outstanding	2,613,698	2,057,751
Basic income per share	$0.24	$0.30

Diluted:
Net income available to common shareholders	$621	$615
Weighted average common shares outstanding	2,613,698	2,057,751
Dilutive effect of restricted stock	275	416
Total common shares and dilutive potential common shares	2,613,973	2,058,167
Dilutive income per share	$0.24	$0.30

Note 6 –Accumulated Other Comprehensive Income

The components of other comprehensive income related to unrealized gains and losses on available-for-sale securities for the three month period ended September 30, 2013, were as follows:
For the Three
Months Ended
September 30, 2013
Beginning balance	$(16)
Net current period other comprehensive income, net of taxes of $103	199
Ending balance	$183

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations (continued)

(Dollars in thousands, except per share data)

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share data)

General
The following is management’s analysis of the Corporation’s results of operations for the three month period ended September 30, 2013, compared to the same period in 2012, and the consolidated balance sheet at September 30, 2013 compared to June 30, 2013. This discussion is designed to provide a more comprehensive review of the operating results and financial condition than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

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

Results of Operations
Three Months Ended September 30, 2013 and September 30, 2012

In the first quarter of fiscal year 2014, net income was $621, or $0.24 per common share, compared with $615, or $0.30 per common share, in the prior year period. The following key factors summarize our results of operations for the three months ending September 30, 2013:
•
earnings per share declined for the first quarter of fiscal year 2014 as a result of an additional 655,668 outstanding shares issued for the rights and public offering that were completed in July 2013;

•	net interest income increased to $3,033, or by 1.7%, in the first quarter of fiscal year 2014 from the same prior year period;
•	loan loss provision expense in the first quarter of fiscal year 2014 totaled $133 compared to $25 from the same period last year;

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations (continued)

(Dollars in thousands, except per share data)

•	noninterest income increased by $31, or 4.7%, in the first quarter of fiscal year 2014 from the same prior year period; and
•
noninterest expenses decreased by $18, or 0.6%, in the first quarter of fiscal year 2014 principally as a result of lower marketing, printing and office supply expenses that were higher in the same prior year period due to the opening of the Jackson-Belden office on July 31, 2012.

Return on average equity (ROE) and return on average assets (ROA) were 6.82% and 0.70%, respectively, for the first quarter of fiscal year 2014 compared with 8.68% and 0.73%, respectively, for the first quarter of fiscal year 2013.

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

The Corporation’s net interest margin for the three months ended September 30, 2013 was 3.79%, compared to 3.94% for the same year ago period. Net interest income for the three months ended September 30, 2013 increased by $52, or 1.7%, to $3,033 from $2,981 for the same year ago period. The increase in net interest income was primarily the result of a decline in the Corporation’s cost of funds and an increase in average interest-earning assets.

Interest income for the three months ended September 30, 2013 decreased by $19, or 0.6%, from the same year ago period. An increase of $16,554 or 5.2%, in average interest-earning assets partially offset the impact the low interest rate environment has had on the yield of average interest-earning assets. Interest expense for the three months ended September 30, 2013 decreased by $71, or 21.8%, from the same year ago period. The Corporation’s cost of funds decreased to 0.41% for the three month period ended September 30, 2013 from 0.54% for the same year ago period mainly due to lower market rates affecting the rates paid on savings and time deposit accounts.

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations (continued)

(Dollars in thousands, except per share data)

Average Balance Sheets and Analysis of Net Interest Income for the Three Months Ended September 30,
(In thousands, except percentages)

	2013			2012
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Taxable securities	$65,949	$281	1.69%	$68,921	$383	2.24%
Nontaxable securities (1)	42,443	489	4.54	37,500	452	5.00
Loans receivable (1)	216,177	2,678	4.91	199,169	2,613	5.21
Interest bearing deposits and federal funds sold	10,187	12	0.47	12,612	15	0.47
Total interest-earning assets	334,756	3,460	4.10%	318,202	3,463	4.35%

Noninterest-earning assets	19,357			17,751

Total Assets	$354,113			$335,953

Interest-bearing liabilities:
NOW	$38,630	$19	0.20%	$35,344	$18	0.20%
Savings	109,596	21	0.08	100,055	27	0.11
Time deposits	77,968	159	0.81	84,330	225	1.06
Short-term borrowings	13,774	6	0.17	13,830	6	0.17
FHLB advances	6,468	50	3.07	6,434	50	3.08
Total interest-bearing liabilities	246,436	255	0.41%	239,993	326	0.54%

Noninterest-bearing liabilities:
Noninterest-bearing checking accounts	69,057			65,384
Other liabilities	2,531			2,462
Total liabilities	318,024			307,839
Shareholders’ equity	36,089			28,114

Total liabilities and shareholders’ equity	$354,113			$335,953

Net interest income, interest rate spread (1)		$3,205	3.69%		$3,137	3.81%

Net interest margin (net interest as a percent of average interest-earning assets) (1)			3.79%			3.94%

Federal tax exemption on non-taxable securities and loans included in interest income		$172			$156

Average interest-earning assets to interest-bearing liabilities	135.84%			132.59%

(1)   calculated on a fully taxable equivalent basis

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations (continued)

(Dollars in thousands, except per share data)

Provision for Loan Losses
The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management's assessment of the estimated probable incurred credit losses in the Bank’s loan portfolio that have been incurred at each balance sheet date. For the three month period ended September 30, 2013, the provision for loan losses was $133, an increase of $108 from the same prior year period.

The provision for loan losses increased to $133 for the first quarter of fiscal year 2014 primarily as a result of net charge-offs recognized in the consumer and 1-4 family residential real estate loan portfolios. For the three months ended September 30, 2013, net charge-offs totaled $143, or an annualized net charge-offs to total loan ratio of 0.27%, compared with $22, or 0.04% of total loans, for the same period last year. The allowance for loan losses as a percentage of loans was 1.15% at September 30, 2013 and June 30, 2013.

Non-performing loans were $2,446 as of September 30, 2013 and represented 1.13% of total loans. This compared with $1,099, or 0.51%, at June 30, 2013 and $1,972, or 0.98%, at September 30, 2012. Non-performing loans increased as a result of placing on non-accrual a $1,423 commercial real estate credit that is well secured by two farms and multiple homes. The allowance for loan losses to total non-performing loans at September 30, 2013 was 101.64% compared with 227.12% at June 30, 2013 and 118.56% at September 30, 2012.

The provision for loan losses for the period ending September 30, 2013 was considered sufficient by management for maintaining an appropriate allowance for loan losses for probable incurred credit losses.

Non-Interest Income
Non-interest income increased to $695, or 4.7%, for the first quarter of fiscal year 2014 compared with $664 for the same period last year. The increase was primarily the result of a $21 increase in debit card interchange income and a $21 increase in service charges on deposit accounts from the same period last year.

Non-Interest Expenses
Total non-interest expenses decreased to $2,849, or by 0.6%, during the first quarter of fiscal year 2014, compared with $2,867 during the same year ago period.

Salaries and employee benefits decreased by $5, or 0.3%, during the first quarter of fiscal year 2014. An increase in salary expense from annual merit increases was more than offset by lower incentive and workers compensation insurance expense.

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations (continued)

(Dollars in thousands, except per share data)

Total other expenses decreased by $58, or 14.3%, during the first quarter of fiscal year 2014 from the same period last year. The decline in other expenses is primarily the result of lower printing and office supply expenses since these expenses were higher in the same prior year period year due to the opening of the Jackson-Belden office on July 31, 2012. Also, loan related expenses were lower in the first quarter of fiscal year 2014 compared with the same period last year.

Marketing and advertising expenses decreased by $52, or 44.4%, to $65 compared to $117 for the same period last year. The decline was primarily the result of lower marketing expenses since these expenses were higher in the same prior year period due to the opening of the Jackson-Belden office on July 31, 2012.

Debit card processing expenses increased by $8, or 7.8%, during the first three months of fiscal year 2013 mainly as a result of increased debit card usage by our customers.

Income Taxes
Income tax expense for the three month period ended September 30, 2013 decreased by $13, to $125 from $138, compared to a year ago. The effective tax rate was 16.8% for the current quarter as compared to 18.3% for the same period last year.

The effective tax rate differed from the federal statutory rate principally as a result of tax-exempt income from obligations of states and political subdivisions, loans and earnings on bank owned life insurance.

Financial Condition
Total assets at September 30, 2013 were $361,228 compared to $343,489 at June 30, 2013, an increase of $17,739, or an annualized 20.5%.

Available-for-sale securities increased by $15,779 from $97,229 at June 30, 2013 to $113,008 at September 30, 2013. This growth was primarily funded by a $4,607 increase in deposits and by a $9,729 increase in shareholders’ equity. The increase in shareholders’ equity was primarily the result of the funds received from the rights and public offering that were completed in July 2013. The Corporation intends to use the net proceeds to enhance the Bank’s overall capital position, for general corporate purposes and future organic and other growth opportunities.

Non-Performing Assets
The following table presents the aggregate amounts of non-performing assets and respective ratios as of the dates indicated.

  CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations (continued)

(Dollars in thousands, except per share data)

	September 30,	June 30,	September 30,
	2013	2013	2012
Non-accrual loans	$2,446	$1,097	$1,972
Loans past due over 90 days and still accruing	—	2	—
Total non-performing loans	2,446	1,099	1,972
Other real estate owned	709	—	—
Total non-performing assets	$3,155	$1,099	$1,972

Non-performing loans to total loans	1.13%	0.51%	0.98%
Allowance for loan losses to total non-performing loans	101.64%	227.12%	118.56%

As of September 30, 2013, impaired loans totaled $3,658, of which $2,395 are included in non-accrual loans. Commercial and commercial real estate loans are classified as impaired if management determines that full collection of principal and interest, in accordance with the terms of the loan documents, is not probable. Impaired loans and non-performing loans have been considered in management’s analysis of the appropriateness of the allowance for loan losses. Management and the Board of Directors are closely monitoring these loans and believe that the prospects for recovery of principal and interest, less identified specific reserves, are favorable.

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

(Dollars in thousands, except per share data)

Net cash inflow from operating activities for the three month period ended September 30, 2013 was $1,023, net cash outflows from investing activities was $15,523 and net cash inflows from financing activities was $17,049. A major source of cash was $9,237 net proceeds from the rights and public offering, $5,331 from maturities, calls or principal pay downs on available-for-sale securities and a $4,607 increase in deposits. A major use of cash included the $21,134 purchase of securities. Total cash and cash equivalents was $11,905 as of September 30, 2013 compared to $9,356 at June 30, 2013 and $10,633 at September 30, 2012.

The Bank offers several types of deposit products to its customers. The rates offered by the Bank and the fees charged for them are competitive with others currently available in the market area. Deposits totaled $298,714 at September 30, 2013 compared with $294,107 at June 30, 2013.

To provide an additional source of liquidity, the Corporation has entered into an agreement with the Federal Home Loan Bank (FHLB) of Cincinnati. At September 30, 2013, FHLB advances totaled $6,348 as compared with $6,366 at June 30, 2013. As of September 30, 2013, the Bank had the ability to borrow an additional $19,400 from the FHLB based on a blanket pledge of qualifying first mortgage loans. The Corporation considers the FHLB to be a reliable source of liquidity funding, secondary to its deposit base.

Short-term borrowings consisted of repurchase agreements which is a financing arrangement that matures daily and federal funds purchased from correspondent banks. The Bank pledges securities as collateral for the repurchase agreements. Short-term borrowings increased to $16,041 at September 30, 2013 from $12,490 at June 30, 2013.

Jumbo time deposits (those with balances of $100 thousand and over) totaled $32,877 at September 30, 2013 and $33,693 at June 30, 2013. These deposits are monitored closely by the Corporation and are mainly priced on an individual basis. When these deposits are from a municipality, certain bank-owned securities are pledged to guarantee the safety of these public fund deposits as required by Ohio law. The Corporation has the option to use a fee-paid broker to obtain deposits from outside its normal service area as an additional source of funding. The Corporation, however, does not rely upon these deposits as a primary source of funding. Although management monitors interest rates on an ongoing basis, a quarterly rate sensitivity report is used to determine the effect of interest rate changes on the financial statements. In the opinion of management, enough assets or liabilities could be repriced over the near term (up to three years) to compensate for such changes. The spread on interest rates, or the difference between the average earning assets and the average interest-bearing liabilities, is monitored quarterly.

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations (continued)

(Dollars in thousands, except per share data)

Capital Resources
Total shareholders’ equity increased by $9,729 to $37,872 as of September 30, 2013 from $28,143 as of June 30, 2013. The increase was primarily the result of $9,237 in net proceeds from the completion of the rights and public offering.

On February 26, 2013, the Corporation filed a registration statement with the Securities and Exchange Commission (SEC) related to a $10,000 shareholder rights offering. Under the rights offering, the Corporation distributed to its shareholders of record as of March 26, 2013, proportional rights to purchase additional shares and the opportunity to purchase shares in excess of their basic subscription rights. The Corporation also offered any shares not subscribed for in the rights offering through a subsequent public offering. In July 2013, the Corporation completed its rights and public offering with the sale of 655,668 shares of common stock for net proceeds of $9,237, consisting of gross proceeds of $9,999, net of $762 of issuance costs. The Corporation intends to use the net proceeds to enhance the Bank’s overall capital position, for general corporate purposes and future organic and other growth opportunities.

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

The Bank’s leverage and risk-based capital ratios as of September 30, 2013 were 10.0% and 15.6%, respectively. This compares to leverage and risk-based capital ratios of 8.1% and 13.0%, respectively, as of June 30, 2013. The Bank exceeded minimum regulatory capital requirements to be considered well-capitalized for both periods. Management is not aware of any matters occurring subsequent to September 30, 2013 that would cause the Bank’s capital category to change.

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

(Dollars in thousands, except per share data)

The Corporation has identified the appropriateness of the allowance for loan losses and the valuation of securities as critical accounting policies and an understanding of these policies are necessary to understand the financial statements. Critical accounting policies are those policies that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Note one (Summary of Significant Accounting Policies - Securities and Allowance for Loan Losses), note two (Securities), note three (Loans) and Management’s Discussion and Analysis of Financial Condition and Results of Operation (Critical Accounting Policies) of the 2013 Form 10-K provide detail with regard to the Corporation’s accounting for the allowance for loan losses and valuation of securities and other-than-temporary impairment. There have been no significant changes in the application of accounting policies since June 30, 2013.

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

CONSUMERS BANCORP, INC.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by the report, an evaluation was performed under the supervision and with the participation of the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures pursuant to Exchange Act Rule 13a- 15e. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2013.

Changes in Internal Controls Over Financial Reporting
There have not been any changes in the Corporation's internal control over financial reporting that occurred during the Corporation's last quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

CONSUMERS BANCORP, INC.

PART II – OTHER INFORMATION
Item 1 – Legal Proceedings
None

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3 – Defaults Upon Senior Securities
None

Item 4 – Mine Safety Disclosures
Not Applicable

Item 5 – Other Information
None

Item 6 – Exhibits

Exhibit
Number	Description
Exhibit 11	Statement regarding Computation of Per Share Earnings (included in Note 5 to the Consolidated Financial Statements).

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Exhibit 101
The following materials from Consumers Bancorp, Inc.’s Form 10-Q Report for the quarterly period ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language) include: (1) Unaudited Consolidated Balance Sheets, (2) Unaudited Consolidated Statements of Income, (3) Unaudited Consolidated Statements of Comprehensive Income,(4) Unaudited Consolidated Statement of Changes in Shareholders’ Equity, (5) Unaudited Condensed Consolidated Statements of Cash Flows, and (6) the Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMERS BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSUMERS BANCORP, INC.
(Registrant)

Date:	November 14, 2013	/s/ Ralph J. Lober
Ralph J. Lober, II
President & Chief Executive Officer
(principal executive officer)

Date:	November 14, 2013	/s/ Renee K. Wood
Renee K. Wood
Chief Financial Officer & Treasurer
(principal financial officer)

