Form 10-Q
period 2013-12-31
CONSUMERS BANCORP INC /OH/
filed 2014-02-14
CIK 1006830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) or the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock, no par value	Outstanding at February 14, 2014
2,724,278 Common Shares

CONSUMERS BANCORP, INC.
FORM 10-Q
QUARTER ENDED December 31, 2013

Table of Contents

Page

Number (s)

Part I – Financial Information

Item 1 – Financial Statements (Unaudited)
Consolidated Balance Sheets at December 31, 2013 and June 30, 2013	1

Consolidated Statements of Income for the three and six months ended December 31, 2013 and 2012	2

Consolidated Statements of Comprehensive Income for the three and six months ended December 31, 2013 and 2012	3

Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended December 31, 2013 and 2012	4

Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2013 and 2012	5

Notes to the Consolidated Financial Statements	6-28

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	29-40

Item 3 – Not Applicable for Smaller Reporting Companies

Item 4 – Controls and Procedures	41

Part II – Other Information

Item 1 – Legal Proceedings	42

Item 1A – Not Applicable for Smaller Reporting Companies

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 3 – Defaults Upon Senior Securities	42

Item 4 – Mine Safety Disclosure	42

Item 5 – Other Information	42

Item 6 – Exhibits	42

Signatures	43

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements
CONSUMERS BANCORP, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)

	December 31,	June 30,
(Dollars in thousands, except per share data)	2013	2013
ASSETS
Cash on hand and noninterest-bearing deposits in financial institutions	$6,855	$6,922
Federal funds sold and interest-bearing deposits in financial institutions	2,252	2,434
Total cash and cash equivalents	9,107	9,356
Certificates of deposit in other financial institutions	1,728	4,175
Securities, available-for-sale	116,534	97,229
Securities, held-to-maturity (fair value of $2,924 at December 31, 2013 and $2,926 at June 30, 2013)	3,000	3,000
Federal bank and other restricted stocks, at cost	1,186	1,186
Loans held for sale	—	93
Total loans	219,814	217,040
Less allowance for loan losses	(2,487)	(2,496)
Net loans	217,327	214,544
Cash surrender value of life insurance	5,880	5,789
Premises and equipment, net	6,304	5,708
Other real estate owned	709	—
Accrued interest receivable and other assets	2,404	2,409
Total assets	$364,179	$343,489

LIABILITIES
Deposits
Non-interest bearing demand	$72,925	$71,148
Interest bearing demand	38,671	37,529
Savings	114,958	106,221
Time	73,038	79,209
Total deposits	299,592	294,107

Short-term borrowings	15,457	12,490
Federal Home Loan Bank advances	8,830	6,366
Accrued interest and other liabilities	2,414	2,383
Total liabilities	326,293	315,346
Commitments and contingent liabilities	—	—

SHAREHOLDERS’ EQUITY
Preferred stock (no par value, 350,000 shares authorized, noneoutstanding)	—	—
Common stock (no par value, 3,500,000 shares authorized; 2,854,133 and 2,198,465 shares issued as of December 31, 2013 and June 30, 2013, respectively)	14,630	5,393
Retained earnings	25,136	24,416
Treasury stock, at cost (129,855 common shares as of December 31, 2013 and June 30, 2013, respectively)	(1,650)	(1,650)
Accumulated other comprehensive loss	(230)	(16)
Total shareholders’ equity	37,886	28,143
Total liabilities and shareholders’ equity	$364,179	$343,489

See accompanying notes to consolidated financial statements

CONSUMERS BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months ended		Six Months ended
	December 31,		December 31,
(Dollars in thousands, except per share amounts)	2013	2012	2013	2012

Interest income
Loans, including fees	$2,645	$2,705	$5,312	$5,310
Securities, taxable	413	334	694	717
Securities, tax-exempt	344	315	672	619
Federal funds sold and other interest bearing deposits	9	16	21	31
Total interest income	3,411	3,370	6,699	6,677
Interest expense
Deposits	199	262	398	532
Short-term borrowings	6	5	12	11
Federal Home Loan Bank advances	41	50	91	100
Total interest expense	246	317	501	643
Net interest income	3,165	3,053	6,198	6,034
Provision for loan losses	35	56	168	81
Net interest income after provision for loan losses	3,130	2,997	6,030	5,953

Non-interest income
Service charges on deposit accounts	336	336	699	678
Debit card interchange income	225	206	439	399
Bank owned life insurance income	45	49	91	96
Securities gains, net	32	2	32	23
Other	99	85	171	146
Total non-interest income	737	678	1,432	1,342

Non-interest expenses
Salaries and employee benefits	1,569	1,478	3,129	3,043
Occupancy and equipment	328	330	644	644
Data processing expenses	139	137	277	222
Professional and director fees	130	83	241	175
FDIC assessments	55	50	106	99
Franchise taxes	76	69	151	139
Marketing and advertising	67	45	132	162
Telephone and network communications	69	80	142	145
Debit card processing expenses	103	98	214	201
Other	388	358	737	765
Total non-interest expenses	2,924	2,728	5,773	5,595
Income before income taxes	943	947	1,689	1,700
Income tax expense	188	200	313	338
Net Income	$755	$747	$1,376	$1,362

Basic and diluted earnings per share	$0.28	$0.36	$0.51	$0.66

See accompanying notes to consolidated financial statements

CONSUMERS BANCORP, INC.
Consolidated statements of comprehensive income
(Unaudited)

(Dollars in thousands)

	Three Months ended		Six Months ended
	December 31,		December 31,
	2013	2012	2013	2012

Net income	$755	$747	$1,376	$1,362

Other comprehensive income (loss), net of tax:
Net change in unrealized gains (losses):

Unrealized gains (losses) arising during the period	(595)	(314)	(293)	375
Reclassification adjustment for gains included in income	(32)	(2)	(32)	(23)
Net unrealized gain (losses)	(627)	(316)	(325)	352
Income tax effect	(214)	(107)	(111)	121
Other comprehensive income (loss)	(413)	(209)	(214)	231

Total comprehensive income	$342	$538	$1,162	$1,593

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(Dollars in thousands, except per share data)

	Three Months ended		Six Months ended
	December 31,		December 31,
	2013	2012	2013	2012

Balance at beginning of period	$37,872	$28,760	$28,143	$27,890

Net income	755	747	1,376	1,362
Other comprehensive income	(413)	(209)	(214)	231
Issuance of 655,668 shares for rights and public offering, net of offering costs of $762	—	—	9,237	—
Issuance of 697 shares for vested restricted stock awards	—	—	—	9
Common stock issued for dividend reinvestment and stock purchase plan (2,795 shares and 6,492 shares for three and six months in 2012, respectively)	—	46	—	99
Common cash dividends	(328)	(248)	(656)	(495)

Balance at the end of the period	$37,886	$29,096	$37,886	$29,096

Common cash dividends per share	$0.12	$0.12	$0.24	$0.24

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(Dollars in thousands)	December 31,
	2013	2012
Cash flows from operating activities
Net cash from operating activities	$2,495	$2,350

Cash flow from investing activities
Securities available-for-sale
Purchases	(31,918)	(16,182)
Maturities, calls and principal pay downs	8,993	11,038
Proceeds from sales of available-for-sale securities	2,765	679
Net (increase) decrease in certificates of deposits in other financial institutions	2,447	(980)
Net increase in loans	(3,660)	(8,305)
Acquisition of premises and equipment	(869)	(320)
Disposal of premises and equipment	1	—
Net cash from investing activities	(22,241)	(14,070)

Cash flow from financing activities
Net increase in deposit accounts	5,485	7,760
Net change in short-term borrowings	2,967	963
Net proceeds from rights and public offering	9,237	—
Proceeds from Federal Home Loan Bank advances	2,500	—
Repayments of Federal Home Loan Bank advances	(36)	(38)
Proceeds from dividend reinvestment and stock purchase plan	—	99
Dividends paid	(656)	(495)
Net cash from financing activities	19,497	8,289

Decrease in cash or cash equivalents	(249)	(3,431)

Cash and cash equivalents, beginning of period	9,356	13,745
Cash and cash equivalents, end of period	$9,107	$10,314

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$499	$638
Federal income taxes	510	420
Non-cash items:
Transfer from loans to repossessed assets	709	—
Issuance of treasury stock for vested restricted stock awards	—	9

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

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 2 – Securities

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available –for-Sale	Cost	Gains	Losses	Value
December 31, 2013
Obligations of U.S. government-sponsored entities and agencies	$12,347	$10	$(164)	$12,193
Obligations of state and political subdivisions	41,917	638	(967)	41,588
Mortgage-backed securities – residential	59,487	538	(519)	59,506
Collateralized mortgage obligations	2,930	47	—	2,977
Trust preferred security	202	68	—	270
Total securities	$116,883	$1,301	$(1,650)	$116,534

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
Held-to-Maturity	Cost	Gains	Losses	Value
December 31, 2013
Obligations of state and political subdivisions	$3,000	$—	$(76)	$2,924

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available–for-Sale	Cost	Gains	Losses	Value
June 30, 2013
Obligations of U.S. government-sponsored entities and agencies	$4,700	$6	$(48)	$4,658
Obligations of state and political subdivisions	39,777	805	(770)	39,812
Mortgage-backed securities - residential	46,834	552	(497)	46,889
Collateralized mortgage obligations	5,740	11	(43)	5,708
Trust preferred security	202	—	(40)	162
Total securities	$97,253	$1,374	$(1,398)	$97,229

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
Held-to-Maturity	Cost	Gains	Losses	Value
June 30, 2013
Obligations of state and political subdivisions	$3,000	$—	$(74)	$2,926

Proceeds from the sale of available-for-sale securities were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Proceeds from sales	$2,765	$149	$2,765	$679
Gross realized gains	33	2	33	23
Gross realized losses	1	—	1	—

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The amortized cost and fair values of debt securities at December 31, 2013, by expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, collateralized mortgage obligations and the trust preferred security are shown separately.

	Amortized	Estimated Fair
	Cost	Value
Available-for-Sale
Due in one year or less	$1,500	$1,502
Due after one year through five years	7,359	7,500
Due after five years through ten years	22,612	22,371
Due after ten years	22,793	22,408
Total	54,264	53,781

Mortgage-backed securities – residential	59,487	59,506
Collateralized mortgage obligations	2,930	2,977
Trust preferred security	202	270
Total available-for-sale securities	$116,883	$116,534

Held-to-Maturity

Due after ten years	3,000	2,924
Total held-to-maturity securities	$3,000	$2,924

The following table summarizes the securities with unrealized and unrecognized losses at December 31, 2013 and June 30, 2013, aggregated by investment category and length of time that individual securities have been in a continuous unrealized or unrecognized loss position:

	Less than 12 Months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-sale	Value	Loss	Value	Loss	Value	Loss
December 31, 2013
Obligations of U.S. government- sponsored entities and agencies	$8,546	$(164)	$—	$—	$8,546	$(164)
Obligations of states and political subdivisions	17,699	(776)	2,495	(191)	20,194	(967)
Mortgage-backed securities - residential	25,271	(393)	4,658	(126)	29,929	(519)
Total temporarily impaired	$51,516	$(1,333)	$7,153	$(317)	$58,669	$(1,650)

	Less than 12 Months		12 Months or more		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
Held-to-maturity	Value	Loss	Value	Loss	Value	Loss
December 31, 2013
Obligations of states and political subdivisions	$3,000	$(76)	$—	$—	$2,924	$(76)

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

The unrealized and unrecognized losses within the securities portfolio as of December 31, 2013 have not been recognized into income because the decline in fair value is not attributed to credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery. The decline in fair value of the residential mortgage-backed securities, obligations of state and political subdivisions and obligations of U.S. government-sponsored agencies is largely due to changes in interest rates. The fair value is expected to recover as the securities approach maturity.

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

The Corporation owns a trust preferred security, which represents collateralized debt obligations (CDOs) issued by other banks, bank holding companies and insurance companies. It was unclear whether the Corporation would be able to continue to hold this trust preferred security under the Volcker Rule that was issued on December 10, 2013. On January 14, 2014, an interim rule amending the treatment of certain CDOs under the Volcker Rule, allows the Corporation to continue to hold this trust preferred security since it is primarily invested in qualifying collateral. Management has the intent to hold this security for the foreseeable future. The security is part of a pool of issuers that support a more senior tranche of securities. The cash interest payments for the trust preferred security are being deferred as a result of an increase in principal and/or interest deferrals by the issuers of the underlying securities during the period of 2008 through 2011. The accumulated other-than-temporary impairment loss recognized in earnings in periods prior to 2012 was $780. According to the December 31, 2013 cash flow analysis, the expected cash flows were above the recorded amortized cost of the trust preferred security and the Corporation has received pricing indications that are above the securities adjusted amortized cost of $202. Therefore, management does not believe there is any additional other-than-temporary impairment related to this security at December 31, 2013.

Note 3 – Loans

Major classifications of loans were as follows:

	December 31,	June 30,
	2013	2013
Commercial	$28,568	$26,678
Commercial real estate:
Construction	3,238	2,096
Other	126,867	125,630
1 – 4 Family residential real estate:
Owner occupied	32,207	32,755
Non-owner occupied	18,042	17,941
Construction	642	377
Consumer	10,597	11,866
Subtotal	220,161	217,343
Less: Net deferred loan fees	(347)	(303)
Allowance for loan losses	(2,487)	(2,496)
Net Loans	$217,327	$214,544

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ending December 31, 2013:

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total

Allowance for loan losses:
Beginning balance	$150	$1,499	$500	$337	$2,486
Provision for loan losses	26	3	(49)	55	35
Loans charged-off	(17)	(1)	—	(54)	(72)
Recoveries	—	—	—	38	38
Total ending allowance balance	$159	$1,501	$451	$376	$2,487

The following table presents the activity in the allowance for loan losses by portfolio segment for the six months ending December 31, 2013:

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total

Allowance for loan losses:
Beginning balance	$161	$1,471	$614	$250	$2,496
Provision for loan losses	15	31	(109)	231	168
Loans charged-off	(17)	(1)	(61)	(153)	(232)
Recoveries	—	—	7	48	55
Total ending allowance balance	$159	$1,501	$451	$376	$2,487

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

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2013. Included in the recorded investment in loans is $511 of accrued interest receivable net of deferred loan fees of $347.

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total

Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$115	$162	$—	$277
Collectively evaluated for impairment	159	1,386	289	376	2,210
Total ending allowance balance	$159	$1,501	$451	$376	$2,487

Recorded investment in loans:
Loans individually evaluated for impairment	$2	$2,263	$1,026	$—	$3,291
Loans collectively evaluated for impairment	28,645	127,792	49,961	10,636	217,034
Total ending loans balance	$28,647	$130,055	$50,987	$10,636	$220,325

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

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents information related to loans individually evaluated for impairment by class of loans as of and for the six months ended December 31, 2013:

	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial	$2	$2	$—	$3	$—	$—
Commercial real estate:
Other	1,486	1,479	—	1,009	—	—
1-4 Family residential real estate:
Owner occupied	123	123	—	124	—	—
Non-owner occupied	86	86	—	132	2	2
With an allowance recorded:
Commercial	—	—	—	15	3	3
Commercial real estate:
Other	782	784	115	787	10	10
1-4 Family residential real estate:
Owner occupied	281	279	68	280	—	—
Non-owner occupied	539	538	94	690	9	9
Total	$3,299	$3,291	$277	$3,040	$24	$24

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents information related to average recorded investment and interest income associated with loans individually evaluated for impairment by class of loans for the three months ended December 31, 2013:

	Average	Interest	Cash Basis
	Recorded	Income	Interest
	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial	$3	$—	$—
Commercial real estate:
Other	1,480	—	—
1-4 Family residential real estate:
Owner occupied	123	—	—
Non-owner occupied	121	1	1
With an allowance recorded:
Commercial	—	—
Commercial real estate:
Other	784	5	5
1-4 Family residential real estate:
Owner occupied	279	—	—
Non-owner occupied	541	3	3
Total	$3,331	$9	$9

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents information related to loans individually evaluated for impairment by class of loans as of June 30, 2013 and for the six months ended December 31, 2012:

	As of June 30, 2013			Six Months ended December 31, 2012
	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial	$—	$—	$—	$5	$—	$—
Commercial real estate:
Other	65	65	—	60	—	—
1-4 Family residential real estate:
Owner occupied	125	125	—	81	—	—
Non-owner occupied	56	56	—	57	2	2
With an allowance recorded:
Commercial	51	51	3	107	8	8
Commercial real estate:
Other	793	800	89	806	63	63
1-4 Family residential real estate:
Owner occupied	283	281	56	315	—	—
Non-owner occupied	933	934	187	942	12	12
Total	$2,306	$2,312	$335	$2,373	$85	$85

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

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the recorded investment in non-accrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2013 and June 30, 2013:

	December 31, 2013		June 30, 2013
		Loans Past Due		Loans Past Due
		Over 90 Days		Over 90 Days
		Still		Still
	Non-accrual	Accruing	Non-accrual	Accruing
Commercial	$—	$—	$46	$—
Commercial real estate:
Other	1,550	—	86	—
1 – 4 Family residential:
Owner occupied	313	—	295	—
Non-owner occupied	538	—	663	—
Consumer	—	—	7	—
Total	$2,401	$—	$1,097	$—

Non-accrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the aging of the recorded investment in past due loans as of December 31, 2013 by class of loans:

	Days Past Due
	30 - 59	60 - 89	90 Days or	Total	Loans Not
	Days	Days	Greater	Past Due	Past Due	Total
Commercial	$6	$—	$—	$6	$28,641	$28,647
Commercial real estate:
Construction	—	—	—	—	3,222	3,222
Other	70	59	1,469	1,598	125,235	126,833
1-4 Family residential:
Owner occupied	123	118	271	512	31,786	32,298
Non-owner occupied	40	—	64	104	17,943	18,047
Construction	—	—	—	—	642	642
Consumer	16	—	—	16	10,620	10,636
Total	$255	$177	$1,804	$2,236	$218,089	$220,325

The above table of past due loans includes the recorded investment in non-accrual loans of $1,804 in the 90 days or greater category and $597 in the loans not past due category.

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

Troubled Debt Restructurings:
As of December 31, 2013, the recorded investment of loans classified as troubled debt restructurings was $1,559 with $174 of specific reserves allocated to these loans. As of June 30, 2013, the recorded investment of loans classified as troubled debt restructurings was $1,946 with $245 of specific reserves allocated to these loans. As of December 31, 2013 and June 30, 2013, the Corporation had not committed to lend any additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

During the six months ended December 31, 2013 there were no loan modifications completed that were classified as troubled debt restructurings. There was no increase to the allowance for loan losses or any charge offs from troubled debt restructurings during the three or six month periods ended December 31, 2013.

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

There were no loans classified as troubled debt restructurings for which there was a payment default during the three or six month periods ending December 31, 2013 or 2012. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

Credit Quality Indicators:
The Corporation categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, current economic trends and other relevant information. The Corporation analyzes loans individually by classifying the loans as to credit risk. This analysis includes loans with a total outstanding loan relationship greater than $100 and non-homogeneous loans, such as commercial and commercial real estate loans. Management monitors the loans on an ongoing basis for any changes in the borrower’s ability to service their debt and affirm the risk ratings for the loans and leases in their respective portfolio on an annual basis. The Corporation uses the following definitions for risk ratings:

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

	As of December 31, 2013
		Special			Not
	Pass	Mention	Substandard	Doubtful	Rated
Commercial	$25,715	$1,234	$74	$2	$1,622
Commercial real estate:
Construction	3,154	68	—	—	—
Other	116,698	3,911	3,375	2,263	586
1-4 Family residential real estate:
Owner occupied	4,327	—	—	402	27,569
Non-owner occupied	15,838	1,017	347	624	221
Construction	120	—	—	—	522
Consumer	—	—	—	—	10,636
Total	$165,852	$6,230	$3,796	$3,291	$41,156

	As of June 30, 2013
		Special			Not
	Pass	Mention	Substandard	Doubtful	Rated
Commercial	$23,886	$1,236	$224	$51	$1,337
Commercial real estate:
Construction	2,003	85	—	—	—
Other	115,269	4,439	4,073	865	1,012
1-4 Family residential real estate:
Owner occupied	4,083	—	—	406	28,373
Non-owner occupied	14,443	1,104	995	990	406
Construction	243	—	—	—	133
Consumer	—	—	—	—	11,930
Total	$159,927	$6,864	$5,292	$2,312	$43,191

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
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Assets and liabilities measured at fair value on a recurring basis are summarized below, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Balance at	Fair Value Measurements at
	December 31,	December 31, 2013 Using
	2013	Level 1	Level 2	Level 3
Assets:
Obligations of U.S. government-sponsored entities and agencies	$12,193	$—	$12,193	$—
Obligations of states and political subdivisions	41,588	—	41,588	—
Mortgage-backed securities – residential	59,506	—	59,506	—
Collateralized mortgage obligations	2,977	—	2,977	—
Trust preferred security	270	—	—	270

		Fair Value Measurements at
	Balance at	June 30, 2013 Using
	June 30, 2013	Level 1	Level 2	Level 3
Assets:
Obligations of U.S. government-sponsored entities and agencies	$4,658	$—	$4,658	$—
Obligations of states and political subdivisions	39,812	—	39,812	—
Mortgage-backed securities - residential	46,889	—	46,889	—
Collateralized mortgage obligations	5,708	—	5,708	—
Trust preferred security	162	—	—	162

There were no transfers between Level 1 and Level 2 during the three or six month periods of the 2014 fiscal year or the during the 2013 fiscal year.

The following table presents a reconciliation of the trust preferred security measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended December 31, 2013 and 2012:

	Three Months Ended Dec. 31, 2013	Six Months Ended Dec. 31, 2013	Three Months Ended Dec. 31, 2012	Six Months Ended Dec. 31, 2012
Beginning balance	$162	$162	$74	$64
Change in fair value included in other comprehensive income	108	108	64	74
Ending balance, December 31	$270	$270	$138	$138

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

Financial assets and financial liabilities measured at fair value on a non-recurring basis are summarized below:

	Balance at	Fair Value Measurements at
	December 31,	December 31, 2013 Using
	2013	Level 1	Level 2	Level 3
Impaired loans:
1-4 Family
Owner occupied	$89	$—	$—	$89
Non-owner occupied	444	—	—	444

		Fair Value Measurements at
	Balance at	June 30, 2013 Using
	June 30, 2013	Level 1	Level 2	Level 3
Impaired loans:
Commercial	$43	$—	$—	$43
1-4 Family
Owner occupied	101	—	—	101
Non-owner occupied	475	—	—	475

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Impaired loans included in the table above are measured for impairment using the fair value of the collateral and had a carrying amount of $690, with a specific allocation of the allowance for loan losses of $157 at December 31, 2013. The resulting impact to the provision for loan losses was an increase of $25 being recorded for the three month period ended December 31, 2013 and a reduction of $63 being recorded for the six month period ended December 31, 2013.

Impaired loans included in the table above are measured for impairment using the fair value of the collateral and had a carrying amount of $839, with a specific allocation of the allowance for loan losses of $220 at June 30, 2013. The resulting impact to the provision for loan losses was a reduction of $23 and $50 being recorded for the three and six month periods ended December 31, 2012, respectively.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2013:

	Fair	Valuation			Weighted
	Value	Technique	Unobservable Inputs	Range	Average
Impaired loans:
1-4 Family
Owner occupied	$89	Sales comparison approach	Adjustment for differences between comparable sales	-17.61% to 23.60%	4.77%
Non-owner occupied	445	Income approach	Capitalization rate	9.58%	9.58%

The following table shows the estimated fair values of financial instruments that are reported at amortized cost in the Corporation’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	December 31, 2013		June 30, 2013
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets:
Level 1 inputs:
Cash and cash equivalents	$9,107	$9,107	$9,356	$9,356
Level 2 inputs:
Certificates of deposits in other financial institutions	1,728	1,728	4,175	4,175
Loans held for sale	—	—	93	97
Accrued interest receivable	1,032	1,032	1,044	1,044
Level 3 inputs:
Securities held-to-maturity	3,000	2,924	3,000	2,926
Loans, net	217,327	216,391	214,544	212,555

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

	December 31, 2013		June 30, 2013
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Liabilities:
Level 2 inputs:
Demand and savings deposits	226,554	226,554	214,898	214,898
Time deposits	73,038	73,302	79,209	79,575
Short-term borrowings	15,457	15,457	12,490	12,490
Federal Home Loan Bank advances	8,830	9,307	6,366	7,049
Accrued interest payable	50	50	48	48

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

Time deposits: Fair value of fixed-maturity certificates of deposit was estimated using the rates offered at December 31, 2013 and June 30, 2013, for deposits of similar remaining maturities. Estimated fair value does not include the benefit that results from low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market resulting in a Level 2 classification.

Federal Home Loan Bank advances: Fair value of Federal Home Loan Bank advances was estimated using current rates at December 31, 2013 and June 30, 2013 for similar financing resulting in a Level 2 classification.

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

	For the Three Months		For the Six Months Ended
	Ended December 31,		December 31,
	2013	2012	2013	2012
Basic:
Net income available to common shareholders	$755	$747	$1,376	$1,362
Weighted average common shares outstanding	2,726,687	2,062,658	2,674,816	2,060,034
Basic income per share	$0.28	$0.36	$0.51	$0.66

Diluted:
Net income available to common shareholders	$755	$747	$1,376	$1,362
Weighted average common shares outstanding	2,726,687	2,062,658	2,674,816	2,060,034
Dilutive effect of restricted stock	364	530	296	496
Total common shares and dilutive potential common shares	2,727,051	2,063,188	2,675,112	2,060,530
Dilutive income per share	$0.28	$0.36	$0.51	$0.66

Note 6 –Accumulated Other Comprehensive Income

The components of other comprehensive income related to unrealized gains and losses on available-for-sale securities for the three and six month periods ended December 31, 2013, were as follows:

	For the Three	For the Six Months
	Months Ended	Ended
	December 31, 2013	December 31, 2013
Beginning balance	$183	$(16)
Amounts reclassified from accumulated other comprehensive income, net of taxes of $11[1]	(21)	(21)
Net current period other comprehensive loss, net of taxes of $203 and $100 for the three and six months periods of December 31, 2013, respectively	(392)	(193)
Ending balance	$(230)	$(230)

1 Within the consolidated statement of income, security gains, net in non-interest income was impacted by $32 and income tax expense was impacted by $11 due to reclassifications from accumulated other comprehensive income.

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations (continued)

(Dollars in thousands, except per share data)

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share data)

General
The following is management’s analysis of the Corporation’s results of operations for the three and six month periods ended December 31, 2013, compared to the same period in 2012, and the consolidated balance sheet at December 31, 2013 compared to June 30, 2013. This discussion is designed to provide a more comprehensive review of the operating results and financial condition than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

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

Results of Operations
Three and Six Months Ended December 31, 2013 and December 31, 2012

In the second quarter of fiscal year 2014, net income was $755, or $0.28 per common share, compared with $747, or $0.36 per common share, in the prior year period. The following are key highlights of our results of operations for the three months ending December 31, 2013:
⋅
earnings per share declined for the second quarter of fiscal year 2014 as a result of an additional 655,668 outstanding shares issued for the rights and public offering that were completed in July 2013;

⋅	net interest income increased to $3,165, or by 3.7%, in the second quarter of fiscal year 2014 from the same prior year period;
⋅	loan loss provision expense in the second quarter of fiscal year 2014 totaled $35 compared to $56 from the same period last year;

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations (continued)

(Dollars in thousands, except per share data)

⋅	noninterest income increased by $59, or 8.7%, in the second quarter of fiscal year 2014 from the same prior year period; and
⋅
noninterest expenses increased by $196, or 7.2%, in the second quarter of fiscal year 2014 principally as a result of higher salary and employee benefits due to staff hired in the loan department and an increase in professional fees.

In the first six months of fiscal year 2014, net income was $1,376, or $0.51 per common share, compared with $1,362, or $0.66 per common share, in the prior year period. The following are key highlights of our results of operations for the six months ending December 31, 2013:

⋅	net interest income increased by $164, or 2.7%, in fiscal year 2014 from the same prior year period;
⋅	loan loss provision expense in fiscal year 2014 totaled $168 compared to $81 from the same prior year period;
⋅
noninterest income increased by $90, or 6.7%, in fiscal year 2014 from the same prior year period mainly as a result of an increase in debit card interchange income and service charges on deposit accounts due to the implementation of a new business deposit account structure.

⋅
noninterest expenses increased by $178, or 3.2%, in fiscal year 2014 principally as a result of higher salary and employee benefits due to staff hired in the lending area and an increase in professional fees.

Return on average equity (ROE) and return on average assets (ROA) were 7.87% and 0.82%, respectively, for the second quarter of fiscal year 2014 compared to 10.21% and 0.86%, respectively, for the second quarter of fiscal year 2013. ROE and ROA were 7.36% and 0.76%, respectively, for the first six months of fiscal year 2014 compared to 9.46% and 0.79%, respectively, for the same prior year period.

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

The Corporation’s net interest margin for the three months ended December 31, 2013 was 3.85%, compared to 3.94% for the same year ago period. Net interest income for the three months ended December 31, 2013 increased by $112, or 3.7%, to $3,165 from $3,053 for the same year ago period. The increase in net interest income was primarily the result of a decline in the Corporation’s cost of funds and an increase in average interest-earning assets.

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations (continued)

(Dollars in thousands, except per share data)

Interest income for the three months ended December 31, 2013 increased by $41, or 1.2%, from the same year ago period. An increase of $17,833 or 5.5%, in average interest-earning assets partially offset the impact the low interest rate environment has had on the yield of average interest-earning assets. Interest expense for the three months ended December 31, 2013 decreased by $71, or 22.4%, from the same year ago period. The Corporation’s cost of funds decreased to 0.39% for the three month period ended December 31, 2013 from 0.52% for the same year ago period mainly due to lower market rates affecting the rates paid on time deposit accounts.

The Corporation’s net interest margin for the six months ended December 31, 2013 was 3.82%, compared to 3.94% for the same year ago period. Net interest income for the six months ended December 31, 2013 increased by $164, or 2.7%, to $6,198 from $6,034 for the same year ago period. The increase in net interest income was primarily the result of a decline in the Corporation’s cost of funds and an increase in average interest-earning assets.

Interest income for the six months ended December 31, 2013 increased by $22, or 0.3%, from the same year ago period. An increase of $17,197, or 5.3%, in average interest-earning assets more than offset the impact the low interest rate environment has had on the yield of average interest-earning assets. Interest expense for the six months ended December 31, 2013 decreased by $142, or 22.1%, from the same year ago period. The Corporation’s cost of funds decreased to 0.40% for the six month period ended December 31, 2013 from 0.53% for the same year ago period mainly due to lower market rates affecting the rates paid on all interest-bearing deposit accounts.

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations (continued)

(Dollars in thousands, except per share data)

Average Balance Sheets and Analysis of Net Interest Income for the Three Months Ended December 31,
(In thousands, except percentages)

	2013			2012
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Taxable securities	$75,455	$413	2.18%	$67,736	$334	1.99%
Nontaxable securities (1)	44,497	514	4.58	39,842	468	4.90
Loans receivable (1)	216,335	2,656	4.87	203,652	2,712	5.28
Interest bearing deposits and federal funds sold	8,283	9	0.43	15,507	16	0.41
Total interest-earning assets	344,570	3,592	4.14%	326,737	3,530	4.33%

Noninterest-earning assets	19,755			18,259

Total Assets	$364,325			$344,996

Interest-bearing liabilities:
NOW	$39,670	$21	0.21%	$35,408	$22	0.25%
Savings	114,662	22	0.08	102,558	21	0.08
Time deposits	74,863	156	0.83	85,207	219	1.02
Short-term borrowings	15,690	6	0.15	13,791	5	0.14
FHLB advances	6,477	41	2.51	6,415	50	3.09
Total interest-bearing liabilities	251,362	246	0.39%	243,379	317	0.52%

Noninterest-bearing liabilities:
Noninterest-bearing checking accounts	72,473			70,238
Other liabilities	2,374			2,325
Total liabilities	326,209			315,942
Shareholders’ equity	38,116			29,054

Total liabilities and shareholders’ equity	$364,325			$344,996

Net interest income, interest rate spread (1)		$3,346	3.75%		$3,213	3.81%

Net interest margin (net interest as a percent of average interest-earning assets) (1)			3.85%			3.94%

Federal tax exemption on non-taxable securities and loans included in interest income		$181			$160

Average interest-earning assets to interest-bearing liabilities	137.08%			134.25%

(1) calculated on a fully taxable equivalent basis

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations (continued)

(Dollars in thousands, except per share data)

Average Balance Sheets and Analysis of Net Interest Income for the Six Months Ended December 31,
(In thousands, except percentages)

	2013			2012
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Taxable securities	$70,703	$694	1.95%	$68,328	$717	2.12%
Nontaxable securities (1)	43,470	1,003	4.56	38,671	920	4.95
Loans receivable (1)	216,256	5,334	4.89	201,411	5,325	5.24
Interest bearing deposits and federal funds sold	9,236	21	0.45	14,058	31	0.44
Total interest-earning assets	339,665	7,052	4.12%	322,468	6,993	4.34%

Noninterest-earning assets	19,554			18,007

Total Assets	$359,219			$340,475

Interest-bearing liabilities:
NOW	$39,150	$40	0.20%	$35,376	$40	0.22%
Savings	112,129	43	0.08	101,307	48	0.09
Time deposits	76,415	315	0.82	84,769	444	1.04
Short-term borrowings	14,732	12	0.16	13,811	11	0.16
FHLB advances	6,473	91	2.79	6,424	100	3.09
Total interest-bearing liabilities	248,899	501	0.40%	241,687	643	0.53%

Noninterest-bearing liabilities:
Noninterest-bearing checking accounts	70,765			67,811
Other liabilities	2,452			2,393
Total liabilities	322,116			311,891
Shareholders’ equity	37,103			28,584

Total liabilities and shareholders’ equity	$359,219			$340,475

Net interest income, interest rate spread (1)		$6,551	3.72%		$6,350	3.81%

Net interest margin (net interest as a percent of average interest-earning assets) (1)			3.83%			3.94%

Federal tax exemption on non-taxable securities and loans included in interest income		$353			$316

Average interest-earning assets to interest-bearing liabilities	136.47%			133.42%

(1) calculated on a fully taxable equivalent basis

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations (continued)

(Dollars in thousands, except per share data)

Provision for Loan Losses
The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management's assessment of the estimated probable incurred credit losses in the Bank’s loan portfolio that have been incurred at each balance sheet date. For the three month period ended December 31, 2013, the provision for loan losses was $35, a decrease of $21 from the same prior year period. For the six month period ended December 31, 2013, the provision for loan losses was $168, an increase of $87 from the same period last year.

The provision for loan losses increased to $168 for the first six months of fiscal year 2014 primarily as a result of net charge-offs recognized in the consumer and 1-4 family residential real estate loan portfolios. For the six months ended December 31, 2013, net charge-offs totaled $177, or an annualized net charge-offs to total loan ratio of 0.16%, compared with $49, or 0.05% of total loans, for the same period last year.

A negative provision for loan losses was recognized within the 1-4 family residential real estate portfolio segment for the three and six month periods ended December 31, 2013. This negative provision for loan losses was recognized primarily as a result of the following: from June 30, 2013 to December 31, 2013 there was a reduction in the recorded investment of 1-4 family residential real estate loans classified as substandard; and from June 30, 2013 there was a reduction in the reserve required for 1-4 family residential real estate loans individually evaluated for impairment. The allowance for loan losses as a percentage of loans was 1.13% at December 31, 2013 and 1.15% at June 30, 2013.

Non-performing loans were $2,401 as of December 31, 2013 and represented 1.09% of total loans. This compared with $1,099, or 0.51%, at June 30, 2013 and $1,733, or 0.84%, at December 31, 2013. Non-performing loans, impaired loans and loans past due 90 days or greater all increased as a result of a $1,423 commercial real estate credit that was placed on non-accrual during the first quarter of fiscal year 2014. This loan is well secured by two farms and multiple homes. The allowance for loan losses to total non-performing loans at December 31, 2013 was 103.58% compared with 227.12% at June 30, 2013 and 136.58% at December 31, 2012.

The provision for loan losses for the period ending December 31, 2013 was considered sufficient by management for maintaining an appropriate allowance for loan losses for probable incurred credit losses.

Non-Interest Income
Non-interest income increased to $737, or 8.7%, for the second quarter of fiscal year 2014 compared with $678 for the same period last year. The increase was primarily the result of a $30 increase in gains on sale of securities and a $19 increase in debit card interchange income.

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations (continued)

(Dollars in thousands, except per share data)

Non-interest income increased by $90, or 6.7%, to $1,432 for the first six months of fiscal year 2014, compared to $1,342 for the same period last year. Non-interest income for the first six months of fiscal year 2014 included a net gain from the sale of securities of $32 compared with a net gain of $23 recognized during the same prior year period.

Service charges on deposit accounts increased by $21, or 3.1%, for the six month period ended December 31, 2013 compared to the same period last year primarily as a result of the implementation of a new business deposit account structure. Debit card interchange income increased by $40, or 10.0%, from the same period last year primarily due to an increase in debit card usage by our customers.

Non-Interest Expenses
Total non-interest expenses increased to $2,924, or by 7.2%, during the second quarter of fiscal year 2014, compared with $2,728 during the same year ago period.

Salaries and employee benefits increased by $91, or 6.2%, during the second quarter of fiscal year 2014 due to additional staff hired in the lending area.

Professional and director fees increased by $47 or 56.6%, during the second quarter of fiscal year 2014 from the same period last year primarily as a result of an increase in legal and consulting fees. Legal fees increased primarily as a result of the completion of the review of certain bank and customer contracts and consulting fees increased as a result of the organization implementing an enterprise risk management program.

Total non-interest expenses increased to $5,773, or by 3.2%, during the first six months of fiscal year 2014, compared with $5,595 during the same year ago period.

Salaries and employee benefits increased by $86, or 2.8%, during the first six months of fiscal year 2014 due to additional staff hired in the lending area.

Professional and director fees increased by $66 or 37.7%, during the first six months of fiscal year 2014 from the same period last year primarily as a result of an increase in consulting fees, audit fees and the addition of a director to the Board of Directors. Consulting and audit fees increased primarily as a result of the organization implementing an enterprise risk management program and the outsourcing the completion of certain internal audits.

Marketing and advertising expenses declined by $30, or 18.5%, during the first six months of fiscal year 2014 from the same period last year. The decline was primarily the result of lower marketing expenses since these expenses were higher in the same prior year period due to the opening of the Jackson-Belden office on July 31, 2012.

Income Taxes
Income tax expense for the three month period ended December 31, 2013 decreased by $12, to $188 from $200, compared to a year ago. The effective tax rate was 19.9% for the current quarter as compared to 21.1% for the same period last year.

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations (continued)

(Dollars in thousands, except per share data)

Income tax expense for the six month period ended December 31, 2013 decreased by $25, to $313 from $338, compared to a year ago. The effective tax rate was 18.5% for the current period as compared to 19.9% for the same period last year. The decline in the effective tax rate was primarily the result of an increase in tax-exempt municipal income.

The effective tax rate differed from the federal statutory rate principally as a result of tax-exempt income from obligations of states and political subdivisions, loans and earnings on bank owned life insurance.

Financial Condition
Total assets at December 31, 2013 were $364,179 compared to $343,489 at June 30, 2013, an increase of $20,690, or an annualized 11.9%.

Available-for-sale securities increased by $19,305 from $97,229 at June 30, 2013 to $116,534 at December 31, 2013. Within the available-for-sale securities portfolio, residential mortgage-backed securities increased by $12,617 and obligations of U.S. government-sponsored agencies increased by $7,535. This growth was primarily funded by a $5,485 increase in deposits and by a $9,743 increase in shareholders’ equity. The increase in shareholders’ equity was primarily the result of the funds received from the rights and public offering that were completed in July 2013. The Corporation intends to use the net proceeds to enhance the Bank’s overall capital position, for general corporate purposes and future organic and other growth opportunities.

Non-Performing Assets
The following table presents the aggregate amounts of non-performing assets and respective ratios as of the dates indicated.

	December 31,	June 30,	December 31,
	2013	2013	2012
Non-accrual loans	$2,401	$1,097	$1,624
Loans past due over 90 days and still accruing	—	2	109
Total non-performing loans	2,401	1,099	1,733
Other real estate owned	709	—	—
Total non-performing assets	$3,110	$1,099	$1,733

Non-performing loans to total loans	1.09%	0.51%	0.84%
Allowance for loan losses to total non-performing loans	103.58%	227.12%	136.58%

Other real estate owned of $709 as of December 31, 2013 was comprised of one multi-family residential property that was acquired through a deed in lieu of foreclosure. As of December 31, 2013, impaired loans totaled $3,291, of which $2,291 are included in non-accrual loans. Commercial and commercial real estate loans are classified as impaired if management determines that full collection of principal and interest, in accordance with the terms of the loan documents, is not probable. Impaired loans and non-performing loans have been considered in management’s analysis of the appropriateness of the allowance for loan losses. Management and the Board of Directors are closely monitoring these loans and believe that the prospects for recovery of principal and interest, less identified specific reserves, are favorable.

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

Net cash inflow from operating activities for the six month period ended December 31, 2013 was $2,495, net cash outflows from investing activities was $22,241 and net cash inflows from financing activities was $19,497. A major source of cash was $9,237 net proceeds from the rights and public offering, $8,993 from maturities, calls or principal pay downs on available-for-sale securities and a $5,485 increase in deposits. A major use of cash included the $31,918 purchase of securities and a $3,660 net increase in loans. Total cash and cash equivalents was $9,107 as of December 31, 2013 compared to $9,356 at June 30, 2013 and $10,314 at December 31, 2012.

The Bank offers several types of deposit products to its customers. The rates offered by the Bank and the fees charged for them are competitive with others currently available in the market area. Deposits totaled $299,592 at December 31, 2013 compared with $294,107 at June 30, 2013.

To provide an additional source of liquidity, the Corporation has entered into an agreement with the Federal Home Loan Bank (FHLB) of Cincinnati. At December 31, 2013, FHLB advances totaled $8,830 as compared with $6,366 at June 30, 2013. As of December 31, 2013, the Bank had the ability to borrow an additional $16,919 from the FHLB based on a blanket pledge of qualifying first mortgage loans. The Corporation considers the FHLB to be a reliable source of liquidity funding, secondary to its deposit base.

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations (continued)

(Dollars in thousands, except per share data)

Short-term borrowings consisted of repurchase agreements which is a financing arrangement that matures daily and federal funds purchased from correspondent banks. The Bank pledges securities as collateral for the repurchase agreements. Short-term borrowings increased to $15,457 at December 31, 2013 from $12,490 at June 30, 2013.

Jumbo time deposits (those with balances of $100 thousand and over) totaled $29,563 at December 31, 2013 and $33,693 at June 30, 2013. These deposits are monitored closely by the Corporation and are mainly priced on an individual basis. When these deposits are from a municipality, certain bank-owned securities are pledged to guarantee the safety of these public fund deposits as required by Ohio law. The Corporation has the option to use a fee-paid broker to obtain deposits from outside its normal service area as an additional source of funding. The Corporation, however, does not rely upon these deposits as a primary source of funding. Although management monitors interest rates on an ongoing basis, a quarterly rate sensitivity report is used to determine the effect of interest rate changes on the financial statements. In the opinion of management, enough assets or liabilities could be repriced over the near term (up to three years) to compensate for such changes. The spread on interest rates, or the difference between the average earning assets and the average interest-bearing liabilities, is monitored quarterly.

Capital Resources
Total shareholders’ equity increased by $9,743 to $37,886 as of December 31, 2013 from $28,143 as of June 30, 2013. The increase was primarily the result of $9,237 in net proceeds from the completion of the rights and public offering.

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

(Dollars in thousands, except per share data)

The Bank’s leverage and risk-based capital ratios as of December 31, 2013 were 9.9% and 15.6%, respectively. This compares to leverage and risk-based capital ratios of 8.1% and 13.0%, respectively, as of June 30, 2013. The Bank exceeded minimum regulatory capital requirements to be considered well-capitalized for both periods. Management is not aware of any matters occurring subsequent to December 31, 2013 that would cause the Bank’s capital category to change.

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

CONSUMERS BANCORP, INC.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by the report, an evaluation was performed under the supervision and with the participation of the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures pursuant to Exchange Act Rule 13a- 15e. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2013.

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
None

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3 – Defaults Upon Senior Securities
None

Item 4 – Mine Safety Disclosures
Not Applicable

Item 5 – Other Information
On February 14, 2014, Consumers National Bank, a wholly-owned subsidiary of the Corporation, entered into a salary continuation agreement with Renee K. Wood, Chief Financial Officer and Treasurer.

The salary continuation agreement (the “Agreement”) entered into with Mrs. Wood replaces a noncompetition agreement entered into on February 11, 2011. The Agreement was made under the Corporation’s salary continuation program; a plan that exists to encourage the long-term retention of executives and avoid the cost of executive turnover. Under the Agreement, upon a retirement from the Corporation at the age of 65, Mrs. Wood will receive 180 months of salary continuation payments in an amount equal to 50% of her base pay paid during the three years preceding her retirement. Vesting under the Agreement commences at age 50 allowing Mrs. Wood to be eligible to receive a reduced benefit if she retires between the age of 50 and 65. If Mrs. Wood dies during active service, her beneficiary is entitled to receive the accrual balance determined as of the end of the month preceding death. Upon termination of employment following a disability, Mrs. Wood will be fully vested under the plan and eligible to receive a payment equal to the amount accrued by the Corporation at the time of disability. Upon termination of employment within twelve months following a change of control for reasons other than death, disability, or retirement, Mrs. Wood will be eligible to receive a payment equal to the greater of (i) one times Mrs. Wood’s base salary in effect immediately preceding termination of employment or (ii) the accrual balance determined as of the end of the month preceding the termination of employment.

Item 6 – Exhibits

Exhibit
Number	Description
Exhibit 10.8	Salary Continuation Agreement by and between Consumers National Bank and Renee Wood dated February 14, 2014.

Exhibit 11	Statement regarding Computation of Per Share Earnings (included in Note 5 to the Consolidated Financial Statements).

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

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

CONSUMERS BANCORP, INC.
(Registrant)

Date:	February 14, 2014	/s/ Ralph J. Lober
Ralph J. Lober, II

President & Chief Executive Officer
(principal executive officer)

Date:	February 14, 2014	/s/ Renee K. Wood
Renee K. Wood
Chief Financial Officer & Treasurer
(principal financial officer)

