Form 10-Q
period 2014-03-31
CONSUMERS BANCORP INC /OH/
filed 2014-05-15
CIK 1006830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) or the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value	Outstanding at May 14, 2014
2,724,278 Common Shares

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

CONSUMERS BANCORP, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in thousands, except per share data)	March 31, 2014	June 30, 2013
ASSETS
Cash on hand and noninterest-bearing deposits in financial institutions	$9,926	$6,922
Federal funds sold and interest-bearing deposits in financial institutions	3,062	2,434
Total cash and cash equivalents	12,988	9,356
Certificates of deposit in other financial institutions	2,948	4,175
Securities, available-for-sale	124,476	97,229
Securities, held-to-maturity (fair value of $2,957 at March 31, 2014 and $2,926 at June 30, 2013)	3,000	3,000
Federal bank and other restricted stocks, at cost	1,186	1,186
Loans held for sale	511	93
Total loans	217,933	217,040
Less allowance for loan losses	(2,337)	(2,496)
Net loans	215,596	214,544
Cash surrender value of life insurance	5,924	5,789
Premises and equipment, net	6,668	5,708
Accrued interest receivable and other assets	2,456	2,409
Total assets	$375,753	$343,489

LIABILITIES
Deposits
Non-interest bearing demand	$70,561	$71,148
Interest bearing demand	40,368	37,529
Savings	125,890	106,221
Time	72,837	79,209
Total deposits	309,656	294,107

Short-term borrowings	18,441	12,490
Federal Home Loan Bank advances	6,311	6,366
Accrued interest and other liabilities	2,452	2,383
Total liabilities	336,860	315,346
Commitments and contingent liabilities	—	—

SHAREHOLDERS’ EQUITY
Preferred stock (no par value, 350,000 shares authorized, none outstanding)	—	—
Common stock (no par value, 3,500,000 shares authorized; 2,854,133 and 2,198,465 shares issued as of March 31, 2014 and June 30, 2013, respectively)	14,630	5,393
Retained earnings	25,486	24,416
Treasury stock, at cost (129,855 common shares as of March 31, 2014 and June 30, 2013, respectively)	(1,650)	(1,650)
Accumulated other comprehensive income (loss)	427	(16)
Total shareholders’ equity	38,893	28,143
Total liabilities and shareholders’ equity	$375,753	$343,489

See accompanying notes to consolidated financial statements

CONSUMERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months ended March 31,		Nine Months ended March 31,
(Dollars in thousands, except per share amounts)	2014	2013	2014	2013

Interest income
Loans, including fees	$2,610	$2,587	$7,922	$7,897
Securities, taxable	459	293	1,153	1,010
Securities, tax-exempt	340	318	1,012	937
Federal funds sold and other interest bearing deposits	13	15	34	46
Total interest income	3,422	3,213	10,121	9,890
Interest expense
Deposits	190	236	588	768
Short-term borrowings	6	5	18	16
Federal Home Loan Bank advances	48	49	139	149
Total interest expense	244	290	745	933
Net interest income	3,178	2,923	9,376	8,957
Provision for loan losses	—	90	168	171
Net interest income after provision for loan losses	3,178	2,833	9,208	8,786

Non-interest income
Service charges on deposit accounts	302	301	1,001	979
Debit card interchange income	207	190	646	589
Bank owned life insurance income	44	43	135	139
Securities gains, net	4	101	36	124
Loss on disposition of other real estate owned	(10)	—	(10)	—
Other	92	98	263	244
Total non-interest income	639	733	2,071	2,075

Non-interest expenses
Salaries and employee benefits	1,661	1,548	4,790	4,591
Occupancy and equipment	334	321	978	965
Data processing expenses	142	138	419	360
Professional and director fees	92	83	333	258
FDIC assessments	63	51	169	150
Franchise taxes	78	68	229	207
Marketing and advertising	53	66	185	228
Telephone and network communications	69	75	211	220
Debit card processing expenses	104	90	318	291
Other	398	359	1,135	1,124
Total non-interest expenses	2,994	2,799	8,767	8,394
Income before income taxes	823	767	2,512	2,467
Income tax expense	145	139	458	477
Net Income	$678	$628	$2,054	$1,990

Basic and diluted earnings per share	$0.25	$0.30	$0.76	$0.96

See accompanying notes to consolidated financial statements

CONSUMERS BANCORP, INC.

Consolidated statements of comprehensive income

(Unaudited)

(Dollars in thousands)

	Three Months ended March 31,		Nine Months ended March 31,
	2014	2013	2014	2013

Net income	$678	$628	$2,054	$1,990

Other comprehensive income (loss), net of tax:
Net change in unrealized gains (losses):

Unrealized gains (losses) arising during the period	1,000	(401)	707	(26)
Reclassification adjustment for gains included in income	(4)	(101)	(36)	(124)
Net unrealized gain (losses)	996	(502)	671	(150)
Income tax effect	339	(171)	228	(50)
Other comprehensive income (loss)	657	(331)	443	(100)

Total comprehensive income	$1,335	$297	$2,497	$1,890

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months ended March 31,		Nine Months ended March 31,
	2014	2013	2014	2013

Balance at beginning of period	$37,886	$29,096	$28,143	$27,890

Net income	678	628	2,054	1,990
Other comprehensive income	657	(331)	443	(100)
Issuance of 655,668 shares for rights and public offering, net of offering costs of $762	—	—	9,237	—
Issuance of 697 shares for vested restricted stock awards	—	—	—	9
Common stock issued for dividend reinvestment and stock purchase plan (2,861 shares and 9,353 shares for three and nine months in 2013, respectively)	—	50	—	149
Common cash dividends	(328)	(249)	(984)	(744)

Balance at the end of the period	$38,893	$29,194	$38,893	$29,194

Common cash dividends per share	$0.12	$0.12	$0.36	$0.36

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)	Nine Months Ended March 31,
	2014	2013
Cash flows from operating activities
Net cash from operating activities	$2,578	$3,390

Cash flow from investing activities
Securities available-for-sale
Purchases	(44,539)	(18,735)
Maturities, calls and principal pay downs	14,287	16,882
Proceeds from sales of available-for-sale securities	2,981	4,459
Net decrease in certificates of deposits in other financial institutions	1,227	—
Net increase in loans	(1,929)	(15,313)
Acquisition of premises and equipment	(1,371)	(409)
Disposal of premises and equipment	1	—
Proceeds from sale of other real estate owned	699	—
Net cash from investing activities	(28,644)	(13,116)

Cash flow from financing activities
Net increase in deposit accounts	15,549	14,793
Net change in short-term borrowings	5,951	(1,239)
Net proceeds from rights and public offering	9,237	—
Proceeds from Federal Home Loan Bank advances	2,500	—
Repayments of Federal Home Loan Bank advances	(2,555)	(57)
Proceeds from dividend reinvestment and stock purchase plan	—	149
Dividends paid	(984)	(744)
Net cash from financing activities	29,698	12,902

Increase in cash or cash equivalents	3,632	3,176

Cash and cash equivalents, beginning of period	9,356	13,745
Cash and cash equivalents, end of period	$12,988	$16,921

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$745	$932
Federal income taxes	685	680
Non-cash items:
Transfer from loans to repossessed assets	709	—
Issuance of treasury stock for vested restricted stock awards	—	9

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

Accounting Standards Update: In January 2014, the FASB issued ASU 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments in this update clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. An entity can elect to adopt the amendments in this update using either a modified retrospective transition method or a prospective transition method. Management does not believe the amendments will have a material impact on the Corporation’s Consolidated Financial Statements but will result in additional disclosures.

Note 2 – Securities

Available –for-Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2014
Obligations of U.S. government-sponsored entities and agencies	$16,490	$34	$(96)	$16,428
Obligations of state and political subdivisions	42,386	819	(495)	42,710
Mortgage-backed securities – residential	60,545	619	(411)	60,753
Collateralized mortgage obligations	4,206	25	(19)	4,212
Trust preferred security	202	171	—	373
Total securities	$123,829	$1,668	$(1,021)	$124,476

Held-to-Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
March 31, 2014
Obligations of state and political subdivisions	$3,000	$—	$(43)	$2,957

Available–for-Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2013
Obligations of U.S. government-sponsored entities and agencies	$4,700	$6	$(48)	$4,658
Obligations of state and political subdivisions	39,777	805	(770)	39,812
Mortgage-backed securities - residential	46,834	552	(497)	46,889
Collateralized mortgage obligations	5,740	11	(43)	5,708
Trust preferred security	202	—	(40)	162
Total securities	$97,253	$1,374	$(1,398)	$97,229

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Held-to-Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
June 30, 2013
Obligations of state and political subdivisions	$3,000	$—	$(74)	$2,926

Proceeds from the sale of available-for-sale securities were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Proceeds from sales	$216	$3,780	$2,981	$4,459
Gross realized gains	4	125	37	148
Gross realized losses	—	24	1	24

The amortized cost and fair values of debt securities at March 31, 2014, by expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, collateralized mortgage obligations and the trust preferred security are shown separately.

Available-for-Sale	Amortized Cost	Estimated Fair Value
Due in one year or less	$2,028	$2,081
Due after one year through five years	5,331	5,409
Due after five years through ten years	30,715	30,754
Due after ten years	20,802	20,894
Total	58,876	59,138

Mortgage-backed securities – residential	60,545	60,753
Collateralized mortgage obligations	4,206	4,212
Trust preferred security	202	373
Total available-for-sale securities	$123,829	$124,476

Held-to-Maturity

Due after ten years	3,000	2,957
Total held-to-maturity securities	$3,000	$2,957

The following table summarizes the securities with unrealized and unrecognized losses at March 31, 2014 and June 30, 2013, aggregated by investment category and length of time that individual securities have been in a continuous unrealized or unrecognized loss position:

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

	Less than 12 Months		12 Months or more		Total
Available-for-sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2014
Obligations of U.S. government- sponsored entities and agencies	$13,045	$(96)	$—	$—	$13,045	$(96)
Obligations of states and political subdivisions	11,008	(301)	4,227	(194)	15,235	(495)
Mortgage-backed securities - residential	20,115	(197)	6,896	(214)	27,011	(411)
Collateralized mortgage obligations	1,480	(19)	—	—	1,480	(19)
Total temporarily impaired	$45,648	$(613)	$11,123	$(408)	$56,771	$(1,021)

	Less than 12 Months		12 Months or more		Total
Held-to-maturity	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss
March 31, 2014
Obligations of states and political subdivisions	$3,000	$(43)	$—	$—	$2,957	$(43)

	Less than 12 Months		12 Months or more		Total
Available-for-sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2013
Obligation of U.S. government- sponsored entities and agencies	$4,418	$(48)	$—	$—	$4,418	$(48)
Obligations of states and political subdivisions	17,826	(766)	107	(4)	17,933	(770)
Mortgage-backed securities - residential	28.836	(497)	—	—	28,836	(497)
Collateralized mortgage obligations	4,696	(43)	—	—	4,696	(43)
Trust preferred security	—	—	162	(40)	162	(40)
Total temporarily impaired	$55,776	$(1,354)	$269	$(44)	$56,045	$(1,398)

	Less than 12 Months		12 Months or more		Total
Held-to-maturity	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss
June 30, 2013
Obligations of states and political subdivisions	$2,926	$(74)	$—	$—	$2,926	$(74)

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

The unrealized and unrecognized losses within the securities portfolio as of March 31, 2014 have not been recognized into income because the decline in fair value is not attributed to credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery. The decline in fair value of the residential mortgage-backed securities, obligations of state and political subdivisions and obligations of U.S. government-sponsored agencies is largely due to changes in interest rates. The fair value is expected to recover as the securities approach maturity.

Under the ASC Topic 325 model, the present value of the remaining cash flows as estimated at the preceding evaluation date are compared to the current expected remaining cash flows. An OTTI is deemed to have occurred if there has been an adverse change in the remaining expected future cash flows. The analysis of the trust preferred security falls within the scope of ASC Topic 325.

The Corporation owns a trust preferred security, which represents collateralized debt obligations (CDOs) issued by other banks, bank holding companies and insurance companies. It was unclear whether the Corporation would be able to continue to hold this trust preferred security under the Volcker Rule that was issued on December 10, 2013. On January 14, 2014, an interim rule amending the treatment of certain CDOs under the Volcker Rule, allows the Corporation to continue to hold this trust preferred security since it is primarily invested in qualifying collateral. Management has the intent to hold this security for the foreseeable future. The security is part of a pool of issuers that support a more senior tranche of securities. The cash interest payments for the trust preferred security are being deferred as a result of an increase in principal and/or interest deferrals by the issuers of the underlying securities during the period of 2008 through 2011. The accumulated other-than-temporary impairment loss recognized in earnings in periods prior to 2012 was $780. According to the March 31, 2014 cash flow analysis, the expected cash flows were above the recorded amortized cost of the trust preferred security and the Corporation has received pricing indications that are above the securities adjusted amortized cost of $202. Therefore, management does not believe there is any additional other-than-temporary impairment related to this security at March 31, 2014.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 3 – Loans

Major classifications of loans were as follows:

	March 31, 2014	June 30, 2013
Commercial	$31,898	$26,678
Commercial real estate:
Construction	2,592	2,096
Other	126,781	125,630
1 – 4 Family residential real estate:
Owner occupied	30,407	32,755
Non-owner occupied	16,455	17,941
Construction	660	377
Consumer	9,529	11,866
Subtotal	218,322	217,343
Less: Net deferred loan fees	(389)	(303)
Allowance for loan losses	(2,337)	(2,496)
Net Loans	$215,596	$214,544

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ending March 31, 2014:

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total

Allowance for loan losses:
Beginning balance	$159	$1,501	$451	$376	$2,487
Provision for loan losses	100	(26)	(85)	11	—
Loans charged-off	—	(48)	(118)	(38)	(204)
Recoveries	—	3	31	20	54
Total ending allowance balance	$259	$1,430	$279	$369	$2,337

The following table presents the activity in the allowance for loan losses by portfolio segment for the nine months ending March 31, 2014:

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total

Allowance for loan losses:
Beginning balance	$161	$1,471	$614	$250	$2,496
Provision for loan losses	115	5	(194)	242	168
Loans charged-off	(17)	(49)	(179)	(191)	(436)
Recoveries	—	3	38	68	109
Total ending allowance balance	$259	$1,430	$279	$369	$2,337

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

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2014. Included in the recorded investment in loans is $524 of accrued interest receivable net of deferred loan fees of $389.

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$113	$12	$—	$125
Collectively evaluated for impairment	259	1,317	267	369	2,212
Total ending allowance balance	$259	$1,430	$279	$369	$2,337

Recorded investment in loans:
Loans individually evaluated for impairment	$—	$2,360	$916	$—	$3,276
Loans collectively evaluated for impairment	31,984	126,986	46,686	9,525	215,181
Total ending loans balance	$31,984	$129,346	$47,602	$9,525	$218,457

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

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents information related to loans individually evaluated for impairment by class of loans as of and for the nine months ended March 31, 2014:

	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial	$—	$—	$—	$3	$—	$—
Commercial real estate:
Other	1,586	1,580	—	1,193	—	—
1-4 Family residential real estate:
Owner occupied	211	209	—	142	—	—
Non-owner occupied	27	27	—	94	2	2
With an allowance recorded:
Commercial	—	—	—	10	3	3
Commercial real estate:
Other	777	780	113	785	19	19
1-4 Family residential real estate:
Owner occupied	127	128	4	246	2	2
Non-owner occupied	553	552	8	652	12	12
Total	$3,281	$3,276	$125	$3,125	$38	$38

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents information related to average recorded investment and interest income associated with loans individually evaluated for impairment by class of loans for the three months ended March 31, 2014:

	Average	Interest	Cash Basis
	Recorded	Income	Interest
	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial	$1	$—	$—
Commercial real estate:
Other	1,562	—	—
1-4 Family residential real estate:
Owner occupied	180	—	—
Non-owner occupied	19	—	—
With an allowance recorded:
Commercial		—	—
Commercial real estate:
Other	780	9	9
1-4 Family residential real estate:
Owner occupied	178	2	2
Non-owner occupied	575	3	3
Total	$3,295	$14	$14

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents information related to loans individually evaluated for impairment by class of loans as of June 30, 2013 and for the nine months ended March 31, 2013:

	As of June 30, 2013			Nine Months ended March 31, 2013
	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial	$—	$—	$—	$4	$—	$—
Commercial real estate:
Other	65	65	—	63	—	—
1-4 Family residential real estate:
Owner occupied	125	125	—	96	—	—
Non-owner occupied	56	56	—	57	3	3
With an allowance recorded:
Commercial	51	51	3	96	8	8
Commercial real estate:
Other	793	800	89	809	66	66
1-4 Family residential real estate:
Owner occupied	283	281	56	305	—	—
Non-owner occupied	933	934	187	923	18	18
Total	$2,306	$2,312	$335	$2,353	$95	$95

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

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the recorded investment in non-accrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2014 and June 30, 2013:

	March 31, 2014		June 30, 2013
		Loans Past Due		Loans Past Due
		Over 90 Days		Over 90 Days
		Still		Still
	Non-accrual	Accruing	Non-accrual	Accruing
Commercial	$—	$—	$46	$—
Commercial real estate:
Other	1,628	—	86	—
1 – 4 Family residential:
Owner occupied	243	—	295	—
Non-owner occupied	25	—	663	—
Consumer	—	—	7	—
Total	$1,896	$—	$1,097	$—

Non-accrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the aging of the recorded investment in past due loans as of March 31, 2014 by class of loans:

	Days Past Due
	30 - 59	60 - 89	90 Days or	Total	Loans Not
	Days	Days	Greater	Past Due	Past Due	Total
Commercial	$5	$—	$—	$5	$31,979	$31,984
Commercial real estate:
Construction	—	—	—	—	2,586	2,586
Other	—	108	1,519	1,627	125,133	126,760
1-4 Family residential:
Owner occupied	421	—	168	589	29,897	30,486
Non-owner occupied	39	—	25	64	16,393	16,457
Construction	—	—	—	—	659	659
Consumer	67	44	—	111	9,414	9,525
Total	$532	$152	$1,712	$2,396	$216,061	$218,457

The above table of past due loans includes the recorded investment in non-accrual loans of $41 in the 30-59 days category, $49 in the 60-89 days category, $1,712 in the 90 days or greater category and $94 in the loans not past due category.

The following table presents the aging of the recorded investment in past due loans as of June 30, 2013 by class of loans:

	Days Past Due
	30 – 59	60 - 89	90 Days or	Total	Loans Not
	Days	Days	Greater	Past Due	Past Due	Total
Commercial	$—	$—	$46	$46	$26,688	$26,674
Commercial real estate:
Construction	—	—	—	—	2,088	2,088
Other	1,158	—	—	1,158	124,500	125,658
1-4 Family residential:
Owner occupied	245	—	252	497	32,365	32,862
Non-owner occupied	—	—	84	84	17,854	17,938
Construction	—	—	—	—	376	376
Consumer	72	35	2	109	11,821	11,930
Total	$1,475	$8	$384	$1,894	$215,692	$217,586

The above table of past due loans includes the recorded investment in non-accrual loans of $7 in the 30 - 59 days past due category, $382 in the 90 days or greater and $708 in the loans not past due category.

Troubled Debt Restructurings:

As of March 31, 2014, the recorded investment of loans classified as troubled debt restructurings was $1,546 with $125 of specific reserves allocated to these loans. As of June 30, 2013, the recorded investment of loans classified as troubled debt restructurings was $1,946 with $245 of specific reserves allocated to these loans. As of March 31, 2014 and June 30, 2013, the Corporation had not committed to lend any additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

During the nine months ended March 31, 2014 there were no loan modifications completed that were classified as troubled debt restructurings. There was no increase to the allowance for loan losses or any charge offs from troubled debt restructurings during the three or nine month periods ended March 31, 2014.

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

There were no loans classified as troubled debt restructurings for which there was a payment default during the three or nine month periods ending March 31, 2014 or 2013. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

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

	As of March 31, 2014
		Special			Not
	Pass	Mention	Substandard	Doubtful	Rated
Commercial	$28,506	$2,378	$68	$—	$1,032
Commercial real estate:
Construction	2,522	64	—	—	—
Other	115,553	5,572	2,849	2,360	426
1-4 Family residential real estate:
Owner occupied	4,085	—	—	336	26,065
Non-owner occupied	14,559	840	344	580	134
Construction	659	—	—	—	—
Consumer	—	—	—	—	9,525
Total	$165,884	$8,854	$3,261	$3,276	$37,182

	As of June 30, 2013
		Special			Not
	Pass	Mention	Substandard	Doubtful	Rated
Commercial	$23,886	$1,236	$224	$51	$1,337
Commercial real estate:
Construction	2,003	85	—	—	—
Other	115,269	4,439	4,073	865	1,012
1-4 Family residential real estate:
Owner occupied	4,083	—	—	406	28,373
Non-owner occupied	14,443	1,104	995	990	406
Construction	243	—	—	—	133
Consumer	—	—	—	—	11,930
Total	$159,927	$6,864	$5,292	$2,312	$43,191

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

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Assets and liabilities measured at fair value on a recurring basis are summarized below, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements at March 31, 2014 Using
	Balance at March 31, 2014	Level 1	Level 2	Level 3
Assets:
Obligations of U.S. government-sponsored entities and agencies	$16,428	$—	$16,428	$—
Obligations of states and political subdivisions	42,710	—	42,710	—
Mortgage-backed securities – residential	60,753	—	60,753	—
Collateralized mortgage obligations	4,212	—	4,212	—
Trust preferred security	373	—	—	373

		Fair Value Measurements at June 30, 2013 Using
	Balance at June 30, 2013	Level 1	Level 2	Level 3
Assets:
Obligations of U.S. government-sponsored entities and agencies	$4,658	$—	$4,658	$—
Obligations of states and political subdivisions	39,812	—	39,812	—
Mortgage-backed securities - residential	46,889	—	46,889	—
Collateralized mortgage obligations	5,708	—	5,708	—
Trust preferred security	162	—	—	162

There were no transfers between Level 1 and Level 2 during the three or nine month periods of the 2014 or the 2013 fiscal years.

The following table presents a reconciliation of the trust preferred security measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended March 31, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	2014	2013	2014	2013
Beginning balance	$270	$138	$162	$64
Change in fair value included in other comprehensive income	103	—	211	74
Ending balance, March 31	$373	$138	$373	$138

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

Financial assets and financial liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at March 31, 2014 Using
	Balance at March 31, 2014	Level 1	Level 2	Level 3
Impaired loans:
1-4 Family
Owner occupied	$89	$—	$—	$89
Non-owner occupied	495	—	—	495

Impaired loans included in the table above are measured for impairment using the fair value of the collateral and had a carrying amount of $586, with a specific allocation of the allowance for loan losses of $2 at March 31, 2014. The resulting impact to the provision for loan losses was a reduction of $52 being recorded for the three month period ended March 31, 2014 and a reduction of $115 being recorded for the nine month period ended March 31, 2014.

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2014:

	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Impaired loans:
1-4 Family
Owner occupied	$89	Sales comparison approach	Adjustment for differences between comparable sales	-17.61% to 23.60%	4.77%
Non-owner occupied	495	Income approach	Capitalization rate	9.58%	9.58%

The following table shows the estimated fair values of financial instruments that are reported at amortized cost in the Corporation’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	March 31, 2014		June 30, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Level 1 inputs:	$12,988	$12,988	$9,356	$9,356
Cash and cash equivalents
Level 2 inputs:
Certificates of deposits in other financial institutions	2,948	2,948	4,175	4,175
Loans held for sale	511	522	93	97
Accrued interest receivable	1,197	1,197	1,044	1,044
Level 3 inputs:
Securities held-to-maturity	3,000	2,957	3,000	2,926
Loans, net	215,596	214,604	214,544	212,555
Financial Liabilities:
Level 2 inputs:
Demand and savings deposits	236,819	236,819	214,898	214,898
Time deposits	72,837	73,081	79,209	79,575
Short-term borrowings	18,441	18,441	12,490	12,490
Federal Home Loan Bank advances	6,311	6,755	6,366	7,049
Accrued interest payable	48	48	48	48

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

Time deposits: Fair value of fixed-maturity certificates of deposit was estimated using the rates offered at March 31, 2014 and June 30, 2013, for deposits of similar remaining maturities. Estimated fair value does not include the benefit that results from low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market resulting in a Level 2 classification.

Federal Home Loan Bank advances: Fair value of Federal Home Loan Bank advances was estimated using current rates at March 31, 2014 and June 30, 2013 for similar financing resulting in a Level 2 classification.

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

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2014	2013	2014	2013
Basic:
Net income available to common shareholders	$678	$628	$2,054	$1,990
Weighted average common shares outstanding	2,724,930	2,065,887	2,692,662	2,061,969
Basic income per share	$0.25	$0.30	$0.76	$0.96

Diluted:
Net income available to common shareholders	$678	$628	$2,054	$1,990
Weighted average common shares outstanding	2,724,930	2,065,887	2,692,662	2,061,969
Dilutive effect of restricted stock	492	595	356	541
Total common shares and dilutive potential common shares	2,725,422	2,066,482	2,693,018	2,062,510
Dilutive income per share	$0.25	$0.30	$0.76	$0.96

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 6 –Accumulated Other Comprehensive Income

The components of other comprehensive income related to unrealized gains and losses on available-for-sale securities for the three month periods ended March 31, 2014 and 2013, were as follows:

	Pretax	Tax Expense (Benefit)	After-tax	Affected Line Item in Consolidated Statements of Income
Balance as of December 31, 2013	$(349)	$119	$(230)
Unrealized holding gain on available-for-sale securities arising during the period	1,000	(340)	660
Amounts reclassified from accumulated other comprehensive income	(4)	1	(3)		(a)(b)
Net current period other comprehensive gain	996	(339)	657
Balance as of March 31, 2014	$647	$(220)	$427

Balance as of December 31, 2012	$2,781	$(946)	$1,835
Unrealized holding loss on available-for-sale securities arising during the period	(401)	137	(264)
Amounts reclassified from accumulated other comprehensive income	(101)	34	(67)		(a)(b)
Net current period other comprehensive gain	(502)	171	(331)
Balance as of March 31, 2013	$2,279	$(775)	$1,504

(a) Securities gain, net

(b) Income tax expense

The components of other comprehensive income related to unrealized gains and losses on available-for-sale securities for the nine month period ended March 31, 2014, were as follows:

	Pretax	Tax Expense (Benefit)	After-tax	Affected Line Item in Consolidated Statements of Income
Balance as of June 30, 2013	$(24)	$8	$(16)
Unrealized holding gain on available-for-sale securities arising during the period	707	(240)	467
Amounts reclassified from accumulated other comprehensive income	(36)	12	(24)		(a)(b)
Net current period other comprehensive gain	671	(228)	443
Balance as of March 31, 2014	$647	$(220)	$427

(a) Securities gain, net

(b) Income tax expense

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations

(Dollars in thousands, except per share data)

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share data)

General

The following is management’s analysis of the Corporation’s results of operations for the three and nine month periods ended March 31, 2014, compared to the same periods in 2013, and the consolidated balance sheet at March 31, 2014, compared to June 30, 2013. This discussion is designed to provide a more comprehensive review of the operating results and financial condition than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

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

Results of Operations

Three and Nine Months Ended March 31, 2014 and March 31, 2013

In the third quarter of fiscal year 2014, net income was $678, or $0.25 per common share, compared with $628, or $0.30 per common share, in the prior year period. The following are key highlights of our results of operations for the three months ending March 31, 2014:

•	earnings per share declined for the third quarter of fiscal year 2014 as a result of an additional 655,668 outstanding shares issued for the rights and public offering that were completed in July 2013;
•	net interest income increased to $3,178, or by 8.7%, in the third quarter of fiscal year 2014 from the same prior year period;
•	there was no loan loss provision expense recognized in the third quarter of fiscal year 2014 compared to $90 from the same period last year;

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

•	noninterest income decreased by $94 primarily as a result of the prior year including a $101 gain from the sale of securities compared with a $4 gain for the third quarter of fiscal year 2014; and
•	noninterest expenses increased by $195, or 7.0%, in the third quarter of fiscal year 2014 principally as a result of higher salary and employee benefits due to staff hired in the loan department and expenses associated with a multi-family residential property that was acquired through a deed in lieu of foreclosure.

In the first nine months of fiscal year 2014, net income was $2,054, or $0.76 per common share, compared with $1,990, or $0.96 per common share, in the prior year period. The following are key highlights of our results of operations for the nine months ending March 31, 2014:

•	net interest income increased by $419, or 4.7%, in fiscal year 2014 from the same prior year period;
•	loan loss provision expense in fiscal year 2014 totaled $168 compared to $171 from the same prior year period;
•	noninterest income decreased by $4, or 0.2%, in fiscal year 2014 from the same prior year period principally as a result of a $88 decrease in gains from the sale of securities. This decline was partially offset by an increase in debit card interchange income and service charges on deposit accounts from the implementation of a new business deposit account structure;
•	noninterest expenses increased by $373, or 4.4%, in fiscal year 2014 principally as a result of higher salary and employee benefits due to staff hired in the lending area and an increase in professional fees.

Return on average equity (ROE) and return on average assets (ROA) were 7.11% and 0.74%, respectively, for the third quarter of fiscal year 2014 compared to 8.67% and 0.74%, respectively, for the third quarter of fiscal year 2013. ROE and ROA were 7.27% and 0.75%, respectively, for the first nine months of fiscal year 2014 compared to 9.19% and 0.78%, respectively, for the same prior year period. ROE for the 2014 fiscal year periods declined from the same prior year periods as a result of an increase in average equity principally as a result of the $9.2 million in net proceeds from the rights and public offering that was completed in July 2013.

Net Interest Income

Net interest income, the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the largest component of the Corporation’s earnings. Net interest income is affected by changes in the volumes, rates and composition of interest-earning assets and interest-bearing liabilities. Net interest margin is calculated by dividing net interest income on a fully tax equivalent basis (FTE) by total average interest-earning assets. FTE income includes tax- exempt income, restated to a pre-tax equivalent, based on the statutory federal income tax rate. All average balances are daily average balances. Non-accruing loans are included in average loan balances.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

The Corporation’s net interest margin for the three months ended March 31, 2014 was 3.89%, compared to 3.85% for the same year ago period. Net interest income for the three months ended March 31, 2014 increased by $255, or 8.7%, to $3,178 from $2,923 for the same year ago period. The increase in net interest income was primarily the result of an increase in average interest-earning assets and a decline in the Corporation’s cost of funds.

Interest income for the three months ended March 31, 2014 increased by $209, or 6.5%, from the same year ago period. An increase of $23,514, or 7.2%, in average interest-earning assets from the same prior year period partially offset the impact the low interest rate environment has had on the yield of average interest-earning assets. Interest expense for the three months ended March 31, 2014 decreased by $46, or 15.9%, from the same year ago period. The Corporation’s cost of funds decreased to 0.38% for the three month period ended March 31, 2014 from 0.48% for the same year ago period mainly due to lower market rates affecting the rates paid on time deposit accounts.

The Corporation’s net interest margin for the nine months ended March 31, 2014 was 3.85%, compared to 3.91% for the same year ago period. Net interest income for the nine months ended March 31, 2014 increased by $419, or 4.7%, to $9,376 from $8,957 for the same year ago period. The increase in net interest income was primarily the result of an increase in average interest-earning assets and a decline in the Corporation’s cost of funds.

Interest income for the nine months ended March 31, 2014 increased by $231, or 2.3%, from the same year ago period. An increase of $19,263, or 5.9%, in average interest-earning assets more than offset the impact the low interest rate environment has had on the yield of average interest-earning assets. Interest expense for the nine months ended March 31, 2014, decreased by $188, or 20.2%, from the same year ago period. The Corporation’s cost of funds declined to 0.39% for the nine month period ended March 31, 2014 from 0.51% for the same year ago period mainly due to lower market rates affecting the rates paid on all interest-bearing deposit accounts.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Average Balance Sheets and Analysis of Net Interest Income for the Three Months Ended March 31,
(In thousands, except percentages)

	2014			2013
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Taxable securities	$79,777	$459	2.34%	$67,682	$293	1.78%
Nontaxable securities (1)	45,280	509	4.57	40,310	473	4.97
Loans receivable (1)	216,490	2,621	4.91	207,612	2,594	5.07
Interest bearing deposits and federal funds sold	9,339	13	0.56	11,768	15	0.52
Total interest-earning assets	350,886	3,602	4.17%	327,372	3,375	4.22%

Noninterest-earning assets	20,239			17,897

Total Assets	$371,125			$345,269

Interest-bearing liabilities:
NOW	$39,911	$19	0.19%	$39,060	$21	0.22%
Savings	123,567	25	0.08	105,448	19	0.07
Time deposits	72,908	146	0.81	81,481	196	0.98
Short-term borrowings	15,208	6	0.16	12,076	5	0.17
FHLB advances	6,485	48	3.00	6,513	49	3.05
Total interest-bearing liabilities	258,079	244	0.38%	244,578	290	0.48%

Noninterest-bearing liabilities:
Noninterest-bearing checking accounts	71,795			69,004
Other liabilities	2,602			2,346
Total liabilities	332,476			315,928
Shareholders’ equity	38,649			29,341

Total liabilities and shareholders’ equity	$371,125			$345,269

Net interest income, interest rate spread (1)		$3,358	3.79%		$3,085	3.74%

Net interest margin (net interest as a percent of average interest-earning assets) (1)			3.89%			3.85%

Federal tax exemption on non-taxable securities and loans included in interest income		$180			$162

Average interest-earning assets to interest-bearing liabilities	135.96%			133.85%

(1) calculated on a fully taxable equivalent basis

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Average Balance Sheets and Analysis of Net Interest Income for the Nine Months Ended March 31, (In thousands, except percentages)

	2014			2013
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Taxable securities	$73,683	$1,153	2.09%	$68,117	$1,010	2.01%
Nontaxable securities (1)	44,064	1,512	4.56	39,208	1,393	4.96
Loans receivable (1)	216,333	7,955	4.90	203,447	7,919	5.19
Interest bearing deposits and federal funds sold	9,271	34	0.49	13,316	46	0.46
Total interest-earning assets	343,351	10,654	4.13%	324,088	10,368	4.30%

Noninterest-earning assets	19,777			17,959

Total Assets	$363,128			$342,047

Interest-bearing liabilities:
NOW	$38,765	$59	0.20%	$36,586	$61	0.22%
Savings	115,886	68	0.08	102,667	67	0.09
Time deposits	75,263	461	0.82	83,689	640	1.02
Short-term borrowings	14,888	18	0.16	13,241	16	0.16
FHLB advances	6,477	139	2.86	6,453	149	3.08
Total interest-bearing liabilities	251,279	745	0.39%	242,636	933	0.51%

Noninterest-bearing liabilities:
Noninterest-bearing checking accounts	71,738			68,203
Other liabilities	2,501			2,378
Total liabilities	325,518			313,217
Shareholders’ equity	37,610			28,830

Total liabilities and shareholders’ equity	$363,128			$342,047

Net interest income, interest rate spread (1)		$9,909	3.74%		$9,435	3.79%

Net interest margin (net interest as a percent of average interest-earning assets) (1)			3.85%			3.91%

Federal tax exemption on non-taxable securities and loans included in interest income		$533			$478

Average interest-earning assets to interest-bearing liabilities	136.64%			133.57%

(1) calculated on a fully taxable equivalent basis

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Provision for Loan Losses

The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management's assessment of the estimated probable incurred credit losses in the Bank’s loan portfolio that have been incurred at each balance sheet date. There was no provision for loan loss recognized during the three month period ended March 31, 2014 and a $90 provision for loan losses was recognized during the same prior year period. For the nine month period ended March 31, 2014, the provision for loan losses was $168, a decrease of $3 from the same period last year.

There was no provision for loan loss recognized during the three month period ended March 31, 2014 primarily as a result of a significant reduction from December 31, 2013 in the specific reserve required for loans individually evaluated for impairment. This reduction was mainly the result of charging-off the specific reserve that was previously allocated to two 1-4 family residential real estate loans in prior periods. In addition, non-accrual loans declined to $1,896 at March 31, 2014 from $2,401 at December 31, 2013. Non-performing loans to total loans were 0.87% and the allowance to non-performing loans increased to 123.26% at March 31, 2014 compared with non-performing loans to total loans of 1.09% and an allowance to non-performing loans of 103.58% at December 31, 2013.

For the nine months ended March 31, 2014, net charge-offs totaled $327, or an annualized net charge-offs to total loan ratio of 0.20%, compared with $129, or 0.08% of total loans, for the same period last year. Net charge-offs in the 2014 fiscal year were primarily the result of net charge-offs recognized in the 1-4 family residential real estate and consumer loan portfolios. A majority of the net charge-offs recognized in the 1-4 family residential real estate portfolio were specifically reserved for in prior periods.

A negative provision for loan losses was recognized within the 1-4 family residential real estate portfolio segment for the three and nine month periods ended March 31, 2014. This negative provision for loan losses was recognized primarily as a result of the following: from June 30, 2013 to March 31, 2014 there was a reduction in the recorded investment of 1-4 family residential real estate loans classified as special mention, substandard and doubtful; and from June 30, 2013 there was a reduction in the reserve required for 1-4 family residential real estate loans individually evaluated for impairment. The allowance for loan losses as a percentage of loans was 1.07% at March 31, 2014 and 1.15% at June 30, 2013.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Non-performing loans were $1,896 as of March 31, 2014 and represented 0.87% of total loans. This compared with $1,099, or 0.51%, at June 30, 2013 and $1,517, or 0.71%, at March 31, 2013. Non-performing loans, impaired loans and loans past due 90 days or greater all increased as a result of a $1,423 commercial real estate credit that was placed on non-accrual during the first quarter of fiscal year 2014. This loan is well secured by two farms and multiple homes. The allowance for loan losses to total non-performing loans at March 31, 2014 was 123.26% compared with 227.12% at June 30, 2013 and 156.69% at March 31, 2013.

The provision for loan losses for the period ending March 31, 2014 was considered sufficient by management for maintaining an appropriate allowance for loan losses for probable incurred credit losses.

Non-Interest Income

Non-interest income decreased by $94 for the third quarter of fiscal year 2014 from the same period last year primarily as a result of the prior year including a $101 gain from the sale of securities compared with a $4 gain for the third quarter of fiscal year 2014. Also included in non-interest income was a $10 loss on the sale of a multi-family residential property that was acquired through a deed in lieu of foreclosure. Excluding the securities gains and the loss from the sale of other real estate owned, non-interest income increased by $13 as a result of a $17 increase in debit card interchange income.

Non-interest income decreased by $4, or 0.2%, to $2,071 for the first nine months of fiscal year 2014, compared to $2,075 for the same period last year. Non-interest income for the first nine months of fiscal year 2014 included a net gain from the sale of securities of $36 compared with a net gain of $124 recognized during the same prior year period.

Debit card interchange income increased by $57, or 9.7%, from the same period last year primarily due to an increase in debit card usage by our customers. Service charges on deposit accounts increased by $22, or 2.2%, for the nine month period ended March 31, 2014 compared to the same period last year primarily as a result of the implementation of a new business deposit account structure.

Non-Interest Expenses

Total non-interest expenses increased to $2,994, or by 7.0%, during the third quarter of fiscal year 2014, compared with $2,799 during the same year ago period.

Salaries and employee benefits increased by $113, or 7.3%, during the third quarter of fiscal year 2014 due to additional staff hired in the lending area.

Professional and director fees increased by $9 or 10.8%, during the third quarter of fiscal year 2014 from the same period last year primarily as a result of an increase in consulting fees.

Other expenses increased $39, or 10.9%, for the third fiscal quarter of 2014 from the same period last year. The increase in other expenses is primarily the result of expenses associated with a multi-family residential property that was acquired through a deed in lieu of foreclosure. This property was sold during the third quarter of fiscal year 2014.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Total non-interest expenses increased to $8,767, or by 4.4%, during the first nine months of fiscal year 2014, compared with $8,394 during the same year ago period.

Salaries and employee benefits increased by $199, or 4.3%, during the first nine months of fiscal year 2014 due to additional staff hired in the lending area.

Professional and director fees increased by $75 or 29.1%, during the first nine months of fiscal year 2014 from the same period last year primarily as a result of an increase in consulting fees due to the implementation of an enterprise risk management program and the addition of a director to the Board of Directors.

Marketing and advertising expenses declined by $43, or 18.9%, during the first nine months of fiscal year 2014 from the same period last year. The decline was primarily the result of lower marketing expenses since these expenses were higher in the same prior year period due to the opening of the Jackson-Belden office on July 31, 2012.

Debit card processing expenses increased by $27, or 9.3%, during the first nine months of fiscal year 2014 mainly as a result of increased debit card usage by our customers.

Income Taxes

Income tax expense for the three month period ended March 31, 2014 increased by $6, to $145 from $139, compared to a year ago. The effective tax rate was 17.6% for the current quarter as compared to 18.1% for the same period last year.

Income tax expense for the nine month period ended March 31, 2014 decreased by $19, to $458 from $477, compared to a year ago. The effective tax rate was 18.2% for the current period as compared to 19.3% for the same period last year. The decline in the effective tax rate was primarily the result of an increase in tax-exempt municipal income.

The effective tax rate differed from the federal statutory rate principally as a result of tax-exempt income from obligations of states and political subdivisions, loans and earnings on bank owned life insurance.

Financial Condition

Total assets at March 31, 2014 were $375,753 compared to $343,489 at June 30, 2013, an increase of $32,264, or an annualized 12.5%.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Available-for-sale securities increased by $27,247 from $97,229 at June 30, 2013 to $124,476 at March 31, 2014. Within the available-for-sale securities portfolio, residential mortgage-backed securities increased by $13,864 and obligations of U.S. government-sponsored agencies increased by $11,770. This growth was primarily funded by a $15,549 increase in deposits and by a $10,750 increase in shareholders’ equity. The increase in shareholders’ equity was primarily the result of the funds received from the rights and public offering that were completed in July 2013. The Corporation intends to use the net proceeds to enhance the Bank’s overall capital position, for general corporate purposes and future organic and other growth opportunities.

Non-Performing Assets

The following table presents the aggregate amounts of non-performing assets and respective ratios as of the dates indicated.

	March 31, 2014	June 30, 2013	March 31, 2013
Non-accrual loans	$1,896	$1,097	$1,517
Loans past due over 90 days and still accruing	—	2	—
Total non-performing loans	1,896	1,099	1,517
Other real estate owned	—	—	—
Total non-performing assets	$1,896	$1,099	$1,517

Non-performing loans to total loans	0.87%	0.51%	0.71%
Allowance for loan losses to total non-performing loans	123.26%	227.12%	156.69%

As of March 31, 2014, impaired loans totaled $3,276, of which $1,881 are included in non-accrual loans. Commercial and commercial real estate loans are classified as impaired if management determines that full collection of principal and interest, in accordance with the terms of the loan documents, is not probable. Impaired loans and non-performing loans have been considered in management’s analysis of the appropriateness of the allowance for loan losses. Management and the Board of Directors are closely monitoring these loans and believe that the prospects for recovery of principal and interest, less identified specific reserves, are favorable.

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

Net cash inflow from operating activities for the nine month period ended March 31, 2014 was $2,578, net cash outflows from investing activities was $28,644 and net cash inflows from financing activities was $29,698. A major source of cash was $9,237 net proceeds from the rights and public offering, $14,287 from maturities, calls or principal pay downs on available-for-sale securities and a $15,549 increase in deposits. A major use of cash included the $44,539 purchase of securities. Total cash and cash equivalents was $12,988 as of March 31, 2014 compared to $9,356 at June 30, 2013 and $16,921 at March 31, 2013.

The Bank offers several types of deposit products to its customers. The rates offered by the Bank and the fees charged for them are competitive with others currently available in the market area. Deposits totaled $309,656 at March 31, 2014 compared with $294,107 at June 30, 2013.

To provide an additional source of liquidity, the Corporation has entered into an agreement with the Federal Home Loan Bank (FHLB) of Cincinnati. At March 31, 2014, FHLB advances totaled $6,311 as compared with $6,366 at June 30, 2013. As of March 31, 2014, the Bank had the ability to borrow an additional $19,437 from the FHLB based on a blanket pledge of qualifying first mortgage loans. The Corporation considers the FHLB to be a reliable source of liquidity funding, secondary to its deposit base.

Short-term borrowings consisted of repurchase agreements, which is a financing arrangement that matures daily and federal funds purchased from correspondent banks. The Bank pledges securities as collateral for the repurchase agreements. Short-term borrowings increased to $18,441 at March 31, 2014 from $12,490 at June 30, 2013.

Jumbo time deposits (those with balances of $100 and over) totaled $29,511 at March 31, 2014 and $33,693 at June 30, 2013. These deposits are monitored closely by the Corporation and are mainly priced on an individual basis. When these deposits are from a municipality, certain bank-owned securities are pledged to guarantee the safety of these public fund deposits as required by Ohio law. The Corporation has the option to use a fee-paid broker to obtain deposits from outside its normal service area as an additional source of funding. The Corporation, however, does not rely upon these deposits as a primary source of funding. Although management monitors interest rates on an ongoing basis, a quarterly rate sensitivity report is used to determine the effect of interest rate changes on the financial statements. In the opinion of management, enough assets or liabilities could be repriced over the near term (up to three years) to compensate for such changes. The spread on interest rates, or the difference between the average earning assets and the average interest-bearing liabilities, is monitored quarterly.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Capital Resources

Total shareholders’ equity increased by $10,750 to $38,893 as of March 31, 2014 from $28,143 as of June 30, 2013. The increase was primarily the result of $9,237 in net proceeds from the completion of the rights and public offering.

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

The Bank’s leverage and risk-based capital ratios as of March 31, 2014 were 9.9% and 15.4%, respectively. This compares to leverage and risk-based capital ratios of 8.1% and 13.0%, respectively, as of June 30, 2013. The Bank exceeded minimum regulatory capital requirements to be considered well-capitalized for both periods. Management is not aware of any matters occurring subsequent to March 31, 2014 that would cause the Bank’s capital category to change.

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

CONSUMERS BANCORP, INC.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by the report, an evaluation was performed under the supervision and with the participation of the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15e. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2014.

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

None

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not Applicable

Item 5 – Other Information

None

Item 6 – Exhibits

Exhibit
Number	Description
Exhibit 11	Statement regarding Computation of Per Share Earnings (included in Note 5 to the Consolidated Financial Statements).

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Exhibit 101	The following materials from Consumers Bancorp, Inc.’s Form 10-Q Report for the quarterly period ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language) include: (1) Unaudited Consolidated Balance Sheets, (2) Unaudited Consolidated Statements of Income, (3) Unaudited Consolidated Statements of Comprehensive Income, (4) Unaudited Consolidated Statement of Changes in Shareholders’ Equity, (5) Unaudited Condensed Consolidated Statements of Cash Flows, and (6) the Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMERS BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSUMERS BANCORP, INC.
(Registrant)

Date: May 15, 2014	/s/ Ralph J. Lober
Ralph J. Lober, II
President & Chief Executive Officer
(principal executive officer)

Date: May 15, 2014	/s/ Renee K. Wood
Renee K. Wood
Chief Financial Officer & Treasurer
(principal financial officer)

