Form 10-K
period 2014-06-30
CONSUMERS BANCORP INC /OH/
filed 2014-09-24
CIK 1006830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2014

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

Large accelerated filer☐	Accelerated filer☐	Non-accelerated filer☐	Smaller reporting company ☒
(Do not check if small reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Based on the closing sales price on December 31, 2013, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $35,129,182.

The number of shares outstanding of the Registrant’s common stock, without par value was 2,735,536 at September 12, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Certain specifically designated portions of Consumers Bancorp, Inc.’s definitive Proxy Statement dated September 24, 2014 for its 2014 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

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

Under regulations adopted under these provisions, for an institution to be well capitalized it must have a total risk-based capital ratio of at least 10%, a Tier I risk-based capital ratio of at least 6% and a Tier I leverage ratio of at least 5% and not be subject to any specific capital order or directive. The OCC and the FDIC may take various corrective actions against any undercapitalized bank and any bank that fails to submit an acceptable capital restoration plan or fails to implement a plan accepted by the OCC or the FDIC.  These powers include, but are not limited to, requiring the institution to be recapitalized, prohibiting asset growth, restricting interest rates paid, requiring prior approval of capital distributions by any bank holding company that controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring new election of directors, and requiring the dismissal of directors and officers. The OCC’s final supervisory judgment concerning an institution’s capital adequacy could differ significantly from the conclusions that might be derived from the absolute level of an institution’s risk-based capital ratios. Therefore, institutions generally are expected to maintain risk-based capital ratios that exceed the minimum ratios. At June 30, 2014, the Bank was in compliance with all regulatory capital requirements.

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

Dodd-Frank Act: Federal regulators continue to implement many provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act), which was signed into law on July 21, 2010. The Dodd-Frank Act created many new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions. Currently, federal regulators are still in the process of implementing many portions of the Dodd-Frank Act. The Corporation is closely monitoring all relevant sections of the Dodd-Frank Act to ensure continued compliance with these regulatory requirements. The following discussion summarizes significant aspects of the Dodd-Frank Act that may affect the Corporation and the Bank:

•	Centralize responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, responsible for implementing, examining and enforcing compliance with federal consumer financial laws.
•	Require the OCC to make its capital requirements for national banks, countercyclical so that capital requirements increase in times of economic expansion and decrease in times of economic contraction.
•	Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminate the ceiling of the Deposit Insurance Fund (DIF) and increase the floor of the DIF, which generally will reduce the level of assessments for institutions with assets below $10 billion and increase the level of assessments for institutions with assets in excess of $10 billion.
•	Implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, which apply to all public companies, not just financial institutions.
•	Permanently increases the federal deposit insurance limit to $250,000.
•	Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts effective one year after the bill was signed into law.
•	Amend the Electronic Fund Transfer Act to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.
•	Make permanent SOX 404 (B) exemption regarding auditor attestation requirements for companies with less than $75 million in market capitalization.

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

Employees

As of June 30, 2014, the Bank employed 104 full-time and 24 part-time employees. None of the employees are represented by a collective bargaining group. Management considers its relations with employees to be good.

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

Available Information

The Corporation files annual, quarterly, and current reports, proxy statements, and other information with the Securities and Exchange Commission (SEC). These filings are available to the public over the Internet at the SEC’s web site at www.sec.gov. Shareholders may also read and copy any document that the Corporation files at the SEC’s public reference room located at 100 F Street, NE, Washington, DC 20549, on official business days during the hours of 10:00 a.m. and 3:00 p.m. Shareholders may call the SEC at 1-800-SEC-0330 for further information on the public reference room.

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

In the opinion of management, the properties listed above are adequate for their present uses and the Bank’s business requirements and are adequately covered by insurance. A new facility is being constructed at the Minerva, Ohio location to replace the existing branch and corporate headquarters.

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

ITEM 4—MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation had 2,735,536 common shares outstanding on June 30, 2014 with 785 shareholders of record and an estimated 345 additional beneficial holders whose stock was held in nominee name. Attention is directed to Item 12 in this Form 10-K for information regarding the Corporation’s equity incentive plans, which information is incorporated herein by reference.

The common shares of Consumers Bancorp, Inc. are traded on the over-the-counter bulletin board. The following quoted market prices reflect inter-dealer prices, without adjustments for retail markups, markdowns, or commissions and may not represent actual transactions. The market prices represent highs and lows reported during the quarterly period.

	September 30,	December 31,	March 31,	June 30,
Quarter Ended	2013	2013	2014	2014
High	$18.00	$21.98	$21.25	$20.00
Low	15.35	16.30	18.10	18.75
Cash dividends paid per share	0.12	0.12	0.12	0.12

	September 30,	December 31,	March 31,	June 30,
Quarter Ended	2012	2012	2013	2013
High	$16.00	$17.50	$20.50	$17.50
Low	14.55	14.75	15.51	15.55
Cash dividends paid per share	0.12	0.12	0.12	0.12

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

There were no repurchases of the Corporation’s securities during the 2014 fiscal year.

ITEM 6—SELECTED FINANCIAL DATA

Not applicable for Smaller Reporting Companies.

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share data)

General

The following is management’s analysis of the Corporation’s financial condition and results of operations as of and for the years ended June 30, 2014 and 2013. This discussion is designed to provide a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

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

Comparison of Results of Operations for the Years Ended June 30, 2014 and June 30, 2013

Net Income. Net income increased by $168, or 6.3%, from fiscal year 2013 to fiscal year 2014. The following key factors summarize our results of operations for the year ended June 30, 2014:

•	net interest income increased by $722, or 6.0%, in fiscal year 2014 from the same prior year period;

•	loan loss provision expense in fiscal year 2014 totaled $249 compared with $337 in 2013; and

•	total other expenses increased $581, or 5.2% in fiscal year 2014, principally as a result of higher salary and employee benefits due to staff hired in the lending area and an increase in professional and director expenses.

Return on average equity and return on average assets were 7.44% and 0.77%, respectively, for the 2014 fiscal year-to-date period compared with 9.21% and 0.78%, respectively, for the same period last year. The return on average equity declined from the same period last year due to a $9.1 million increase in average equity mainly as a result of the $9.2 million in net proceeds from the rights and public offering that were completed in July 2013.

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

Net Interest Income Year ended June 30,	2014	2013
Net interest income	$12,661	$11,939
Taxable equivalent adjustments to net interest	716	647
Net interest income, fully taxable equivalent	$13,377	$12,586
Net interest margin	3.65%	3.70%
Taxable equivalent adjustment	0.21	0.20
Net interest margin, fully taxable equivalent	3.86%	3.90%

Net interest income for the 2014 fiscal year was $12,661, an increase of $722, or 6.0%, from $11,939 in the 2013 fiscal year. The Corporation’s tax equivalent net interest margin for the year ended June 30, 2014 was 3.86%, a decrease of 4 basis points from 2013. Interest income for the 2014 fiscal year was $13,656, an increase of $515, or 3.9%, from $13,141 in the 2013 fiscal year. An increase of $21,680, or 6.7%, in average interest-earning assets more than offset the impact the low interest rate environment has had on the yield of average interest-earning assets. Interest expense for the 2014 fiscal year was $995, a decrease of $207, or 17.2%, from $1,202 in the 2013 fiscal year. This decrease was mainly the result of lower market rates affecting the rates paid on time deposits and due to an increase in lower costing interest bearing demand and savings deposit products as depositors shifted funds from time deposits. The Corporation offers an interest bearing demand checking account product that pays a higher rate of interest to customers who meet certain qualifications, with one of the main qualifications being the frequent use of a debit card. As a result, the rate paid on the interest bearing demand checking account product was 0.20% and 0.21% for the 2014 and 2013 periods, respectively.

Average Balance Sheet and Net Interest Margin

	2014			2013
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Interest earning assets:
Taxable securities	$75,808	$1,606	2.13%	$66,241	$1,263	1.94%
Nontaxable Securities (1)	44,813	2,032	4.54	40,469	1,888	4.87
Loans receivable (1)	217,547	10,687	4.91	205,934	10,577	5.14
Interest bearing deposits and federal funds sold	9,164	47	0.51	13,008	60	0.46
Total interest earning assets	347,332	14,372	4.14%	325,652	13,788	4.27%
Non-interest earning assets	19,982			18,084
Total assets	$367,314			$343,736
Interest bearing liabilities:
Interest bearing demand	$40,112	$82	0.20%	$37,167	$79	0.21%
Savings	118,066	92	0.08	103,729	86	0.08
Time deposits	74,628	609	0.82	82,613	816	0.99
Short-term borrowings	15,888	26	0.16	13,457	22	0.16
FHLB advances	6,433	186	2.89	6,433	199	3.09
Total interest bearing liabilities	255,127	995	0.39%	243,399	1,202	0.49%
Non-interest bearing liabilities	74,065			71,350
Total liabilities	329,192			314,749
Shareholders’ equity	38,122			28,987
Total liabilities and shareholders’ equity	$367,314			$343,736

Net interest income, interest rate spread (1)		$13,377	3.75%		$12,586	3.78%

Net interest margin (net interest as a percent of average interest earning assets) (1)			3.86%			3.90%

Federal tax exemption on non-taxable securities and loans included in interest income		$716			$647

Average interest earning assets to interest bearing liabilities			136.14%			133.79%

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

INTEREST RATES AND INTEREST DIFFERENTIAL

	2014 Compared to 2013			2013Compared to 2012
	Increase / (Decrease)			Increase / (Decrease)
		Change	Change		Change	Change
	Total	due to	due to	Total	due to	due to
	Change	Volume	Rate	Change	Volume	Rate
	(In thousands)
Interest earning assets:
Taxable securities	$343	$211	$132	$(539)	$(183)	$(356)
Nontaxable securities (1)	144	276	(132)	329	536	(207)
Loans receivable (2)	110	582	(472)	387	1,275	(888)
Federal funds sold	(13)	(19)	6	3	(17)	20
Total interest income	584	1,050	(466)	180	1,611	(1,431)
Interest bearing liabilities:
Interest bearing demand	3	6	(3)	28	23	5
Savings deposits	6	11	(5)	(30)	15	(45)
Time deposits	(207)	(74)	(133)	(217)	(34)	(183)
Short-term borrowings	4	4	—	(7)	(3)	(4)
FHLB advances	(13)	—	(13)	(31)	(12)	(19)
Total interest expense	(207)	(53)	(154)	(257)	(11)	(246)
Net interest income	$791	$1,103	$(312)	$437	$1,622	$(1,185)

(1)	Nontaxable income is adjusted to a fully tax equivalent basis utilizing a 34% tax rate.
(2)	Non-accrual loan balances are included for purposes of computing the rate and volume effects although interest on these balances has been excluded.

Provision for Loan Losses. The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable credit losses in the Corporation’s loan portfolio that have been incurred at each balance sheet date. The provision for loan losses was $249 in fiscal year 2014 compared to $337 in fiscal year 2013. For 2014, net charge-offs were $340, or 0.15% of total loans compared with $176, or 0.08% of total loans, for the same period last year. The provision for loan losses decreased compared to the prior year primarily as a result of a decline in the specific reserve required for loans individually evaluated for impairment and from a decline in loans classified as substandard.

For 2014, the provision for the commercial portfolio was $163 primarily as a result of an increase in the level of loans classified as special mention combined with an overall increase in commercial loans from June 30, 2013. A negative provision for loan losses was recognized within the 1-4 family residential real estate portfolio segment for the twelve month period ended June 30, 2014. This negative provision for loan losses was recognized primarily as a result of the following: from June 30, 2013 to June 30, 2014 there was a reduction in the recorded investment of 1-4 family residential real estate loans classified as special mention, substandard and doubtful; and from June 30, 2013 to June 30, 2014 there was a reduction in the reserve required for 1-4 family residential real estate loans individually evaluated for impairment. The provision for the consumer loan portfolio was $248 for 2014 primarily as a result of $134 in net charge-offs. The allowance for loan losses as a percentage of loans was 1.07% at June 30, 2014 and 1.15% at June 30, 2013.

Non-performing loans were $1,959 as of June 30, 2014 and represented 0.87% of total loans. This compared with $1,099, or 0.51% of total loans, at June 30, 2013. The allowance for loan losses to total non-performing loans at June 30, 2014 was 122.77% compared with 227.12% at June 30, 2013. Non-performing loans, impaired loans and loans past due 90 days or greater all increased as a result of a $1,423 commercial real estate credit that was placed on non-accrual during the first quarter of fiscal year 2014. This loan is well secured by two farms and multiple homes and a portion of the collateral has already been sold at a private auction. The estimated remaining balance after receipt of the proceeds from the private sale is well secured by the borrower’s personal residence. Non-performing loans have been considered in management’s analysis of the appropriateness of the allowance for loan losses. Management and the Board of Directors closely monitor these loans and believe the prospect for recovery of principal, less identified specific reserves, are favorable.

Other Income. Total other income was $2,761 for the 2014 fiscal year, compared to $2,802 for the same period last year. Excluding security gains, other income increased by $67, or 2.5%, to $2,712 for the 2014 fiscal year, compared with $2,645 for the same period last year.

Service charges on deposit accounts decreased by $7, or 0.5%, in 2014 to $1,321 from $1,328 in the previous fiscal year. This change was mainly due to a decrease in overdraft fee income that was partially offset by an increase in checking account service charges primarily as a result of the implementation of a new business deposit account structure.

Debit card interchange income increased by $81, or 10.2% in 2014 to $877 from $796 in the previous fiscal year primarily as a result of an increase in the number of debit cards issued and the resulting increase in volume from debit card usage by our customers. The Corporation anticipates some longer term market-related impact on its debit card interchange income as a result of the Dodd-Frank Act amendments to the Electronic Fund Transfer Act even though the Bank is not directly subject to these new regulations.

Bank owned life insurance income decreased by $6, or 3.3%, in 2014 to $178 from $184 for the same period last year as a result of the yield being impacted by lower market rates.

A loss of $10 was recognized from the sale of a multi-family residential property that was acquired through a deed in lieu of foreclosure.

Other Expenses. Total other expenses were $11,682 for the year ended June 30, 2014; an increase of $581, or 5.2% from $11,101 for the year ended June 30, 2013.

Salaries and employee benefit expenses increased $270, or 4.4%, during the fiscal year ended June 30, 2014 mainly due to normal merit increases and staff additions in the lending area. These increases were partially offset by lower expenses associated with the salary continuation plan as the benefit for employees nearing retirement has become fully accrued for.

Occupancy and equipment expenses increased $55, or 4.3%, during the fiscal year ended June 30, 2014 primarily as a result of investments in new computer and communication equipment. A new facility is being constructed at the Minerva, Ohio location to replace the existing branch and corporate headquarters. The remaining book value of the Minerva facility is being expensed over the estimated remaining useful life. The new facility is anticipated to be completed during the 2016 fiscal year and upon being placed into service, it is expected that occupancy expenses will increase.

Professional and director fees increased by $139, to $466 during the 2014 fiscal year from $327 from the 2013 fiscal year. The increase was primarily a result of an increase in consulting fees due to the implementation of an enterprise risk management program and the addition of a director to the Board of Directors.

Marketing and advertising expenses declined by $37, or 13.2%, during the 2014 fiscal year from the same period last year. The decline was primarily the result of lower marketing expenses since these expenses were higher in the same prior year period due to the opening of the Jackson-Belden office on July 31, 2012.

Loan and collection expenses increased by $88, to $198 during the 2014 fiscal year from the same period last year primarily as a result of expenses associated with a multi-family residential property that was acquired through a deed in lieu of foreclosure. This property was sold during the third quarter of fiscal year 2014.

Debit card processing expenses increased by $36, or 9.2%, from the same period last year primarily as a result of increased debit card usage by our customers.

Other expenses totaled $1,284 for the year ended June 30, 2014, a decrease of $77, or 5.7%, from $1,361 for the year ended June 30, 2013. The decrease was mainly the result of lower office supply and education and development expenses.

Income Tax Expense. The provision for income taxes totaled $654 and $634 for the years ended June 30, 2014 and 2013, respectively. The effective tax rates were 18.7% and 19.2%, respectively. The effective tax rate differed from the federal statutory rate principally as a result of tax-exempt income from obligations of states and political subdivisions, loans and earnings on bank owned life insurance.

Financial Condition

Total assets at June 30, 2014 were $382,477 compared to $343,489 at June 30, 2013, an increase of $38,988, or 11.4%. The growth in total assets was mainly attributed to an increase of $29,164 in securities and an increase of $7,926, or 3.7% in total loans. This growth was primarily funded by an increase of $19,790, or 6.7%, in total deposits and an increase of $12,060 in shareholders’ equity. The increase in shareholders’ equity was primarily the result of the funds received from the rights and public offering that were completed in July 2013. The Corporation intends to use the net proceeds to enhance the Bank’s overall capital position, for general corporate purposes and future organic and other growth opportunities.

Securities. Total securities increased by $29,164 from $100,229 at June 30, 2013 to $129,393 at June 30, 2014. As of June 30, 2014, there were $126,393 securities classified as available-for-sale and there was a $3,000 security classified as held-to-maturity which was a local municipal bond. The securities portfolio is mainly comprised of residential mortgage-backed securities and collateralized mortgage obligations issued by Fannie Mae, Freddie Mac and Ginnie Mae, state and political subdivisions and obligations of government-sponsored enterprises.

The following table summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at June 30, 2014 and 2013 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available-for-sale	Cost	Gains	Losses	Value
June 30, 2014
Obligations of U.S. government-sponsored entities and agencies	$18,345	$126	$(35)	$18,436
Obligations of state and political subdivisions	44,645	1,124	(257)	45,512
Mortgage-backed securities - residential	57,370	965	(231)	58,104
Collateralized mortgage obligations	3,887	42	—	3,929
Trust preferred security	202	210	—	412
Total available-for-sale securities	$124,449	$2,467	$(523)	$126,393

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
Held-to-maturity	Cost	Gains	Losses	Value
June 30, 2014
Obligations of state and political subdivisions	$3,000	$40	$—	$3,040
Total held-to-maturity securities	$3,000	$40	$—	$3,040

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available-for-sale	Cost	Gains	Losses	Value
June 30, 2013
Obligations of U.S. government-sponsored entities and agencies	$4,700	$6	$(48)	$4,658
Obligations of state and political subdivisions	39,777	805	(770)	39,812
Mortgage-backed securities - residential	46,834	552	(497)	46,889
Collateralized mortgage obligations	5,740	11	(43)	5,708
Trust preferred security	202	—	(40)	162
Total available-for-sale securities	$97,253	$1,374	$(1,398)	$97,229

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
Held-to-maturity	Cost	Gains	Losses	Value
June 30, 2013
Obligations of state and political subdivisions	$3,000	$—	$74	$2,926
Total held-to-maturity securities	$3,000	$—	$74	$2,926

The following tables summarize the amounts and distribution of the Corporation’s securities held and the weighted average yields as of June 30, 2014:

			Average
	Amortized	Fair	Yield /
	Cost	Value	Cost
Available-for-sale
Obligations of government sponsored entities:
Over 3 months through 1 year	$2,258	$2,264	1.57%
Over 1 year through 5 years	3,651	3,654	1.78
Over 5 years through 10 years	12,436	12,518	2.29
Total obligations of government sponsored entities	18,345	18,436	2.10
Obligations of state and political subdivisions:
Over 3 months through 1 year	1,275	1,308	6.48
Over 1 year through 5 years	3,350	3,459	3.96
Over 5 years through 10 years	17,925	18,291	4.36
Over 10 years	22,095	22,454	4.59
Total obligations of state and political subdivisions	44,645	45,512	4.51
Mortgage-backed securities - residential:
Over 3 months through 1 year	117	120	4.66
Over 1 year through 5 years	42,101	42,711	2.34
Over 5 years through 10 years	15,152	15,273	2.54
Total mortgage-backed securities	57,370	58,104	2.40
Collateralized mortgage obligations:
Over 3 months through 1 year	218	220	2.28
Over 1 year through 5 years	3,669	3,709	2.04
Total collateralized mortgage obligations	3,887	3,929	2.05
Trust preferred security	202	412	—
Total available-for-sale securities	$124,449	$126,393	3.10%

			Average
	Amortized	Fair	Yield /
	Cost	Value	Cost
Held-to-maturity
Obligations of state and political subdivisions:
Over 10 years	$3,000	$3,040	3.10%
Total held-to-maturity securities	$3,000	$3,040	3.10%

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

At June 30, 2014, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies and corporations, with an aggregate book value which exceeds 10% of shareholders’ equity.

Loans. Loan receivables increased by $7,926 to $224,966 at June 30, 2014 compared to $217,040 at June 30, 2013. Loan demand increased, particularly in the commercial and commercial real estate segments, principally as a result of increased calling efforts within and around the surrounding markets of the Bank’s branch locations.

Major classifications of loans, net of deferred loan fees and costs, were as follows as of June 30:

	2014	2013
Commercial	$33,780	$26,670
Commercial real estate:
Construction	3,674	2,083
Other	131,227	125,379
1-4 Family residential real estate:
Owner occupied	31,046	32,759
Non-owner occupied	16,464	17,894
Construction	185	375
Consumer loans	8,590	11,880
Total loans	$224,966	$217,040

The following is a schedule of contractual maturities and repayments of 1-4 family residential real estate construction, commercial and commercial real estate loans, as of June 30, 2014:

Due in one year or less	$11,037
Due after one year but within five years	21,715
Due after five years	136,114
Total	$168,866

The following is a schedule of fixed and variable rate 1-4 family residential real estate construction, commercial and commercial real estate loans due after one year (variable rate loans are those loans with floating or adjustable interest rates) as of June 30, 2014:

	Fixed	Variable
	Interest Rates	Interest Rates
Total 1-4 family residential real estate construction, commercial and commercial real estate loans due after one year	$56,671	$101,158

Foreign Outstandings—there were no foreign outstandings during the periods presented. There are no concentrations of loans greater than 10% of total loans, which are not otherwise disclosed as a category of loans.

Allowance for Loan Losses. The allowance for loan losses balance and the provision charged to expense are judgmentally determined by management based upon a periodic review of the loan portfolio, an analysis of impaired loans, past loan loss experience, current economic conditions, collateral value assumptions for collateral-dependent loans and various other circumstances which are subject to change over time. Probable incurred losses are estimated by stratifying the total loan portfolio into pools of homogenous loans by ownership, collateral type and loan purpose and applying the Bank’s three year historical loss ratio, increased for more recent trends in loss experience, to each loan pool. Also, the local unemployment rate is monitored and additional reserves are applied to all loans that are not assigned a specific reserve if there is an increase in the local unemployment rate. Specific reserves are determined by management’s review of delinquent loans, impaired loans, non-accrual loans, loans classified as substandard, watch list loans, loans to industries experiencing economic difficulties and other selected large loans. The collectability of these loans is evaluated after considering the current financial position of the borrower, the estimated market value of the collateral, guarantees and the Corporation’s collateral position versus other creditors. Judgments, which are necessarily subjective, as to the probability of loss and the amount of such loss, are formed on these loans, as well as other loans in the aggregate.

Failure to receive principal and interest payments when due on any loan results in efforts to restore such loan to a current status. Loans are classified as non-accrual when, in the opinion of management, full collection of principal and accrued interest is not expected. The loans must be brought and kept current for six sustained payments before being considered for removal from non-accrual status. Commercial and commercial real estate loans are classified as impaired if management determines that full collection of principal and interest, in accordance with the terms of the loan documents, is not probable. If a loan is impaired, a portion of the allowance is allocated so the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected from the collateral. Loans are evaluated for impairment when payments are delayed, typically 90 days or more, or when it is probable that not all principal and interest amounts will be collected according to the original terms of the loan. As of June 30, 2014, impaired loans totaled $3,208, of which $1,763 are included in non-accrual loans. Continued unsuccessful collection efforts generally lead to initiation of foreclosure or other legal proceedings.

The following schedule summarizes non-accrual, past due, impaired and restructured loans for the years ended June 30:

	2014	2013
Non-accrual loans	$1,959	$1,097
Accruing loans past due 90 days or more	—	2
Total non-performing loans	$1,959	$1,099
Other real estate owned	204	—
Total non-performing assets	$2,163	$1,099
Impaired loans	$3,208	$2,306
Accruing restructured loans	$1,445	$1,274

The non-performing loans are either in the process of foreclosure or efforts are being made to work with the borrower to bring the loan current. Properties acquired by the Corporation as a result of foreclosure, or by deed in lieu of foreclosure, are classified as “other real estate owned” until such time as they are sold or otherwise disposed. As of June 30, 2014, there was $204, or two individual properties, classified as other real estate owned. As of June 30, 2013, there were no properties classified as other real estate owned.

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

The following table summarizes the Corporation’s loan loss experience, and provides a breakdown of the charge-off, recovery and other activity for the years ended June 30:

	2014	2013
Allowance for loan losses at beginning of year	$2,496	$2,335
Loans charged off:
Commercial	17	35
Commercial real estate	49	24
1-4 Family residential real estate	214	64
Consumer loans	241	115
Total charge offs	521	238
Recoveries:
Commercial real estate	3	—
1-4 Family residential real estate	71	1
Consumer loans	107	61
Total recoveries	181	62
Net charge offs	340	176
Provision for loan losses charged to operations	249	337
Allowance for loan losses at end of year	$2,405	$2,496

The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios:

	Allocation of the Allowance for Loan Losses
		% of Loan		% of Loan
	Allowance	Type to	Allowance	Type to
	Amount	Total Loans	Amount	Total Loans
	June 30, 2014		June 30, 2013
Commercial	$307	15.0%	$161	12.3%
Commercial real estate loans	1,440	60.0	1,471	58.7
1-4 Family residential real estate	294	21.2	614	23.5
Consumer loans	364	3.8	250	5.5
Total	$2,405	100.0%	$2,496	100.0%

While management’s periodic analysis of the adequacy of the allowance for loan loss may allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-off that may occur.

Premises and Equipment. A new facility is being constructed at the Minerva, Ohio location to replace the existing branch and corporate headquarters. The new facility is anticipated to be completed during the 2016 fiscal year and the balance of net premises and equipment is expected to increase during the construction period.

Funding Sources. Total deposits increased $19,790, or 6.7%, from $294,107 at June 30, 2014 to $313,897 at June 30, 2014. Savings deposits increased $18,930, or 17.8%, interest bearing demand deposits increased $5,189, or 13.8%, and non-interest bearing demand checking balances increased $4,205, or 5.9%, from June 30, 2013 to June 30, 2014. Time deposits decreased by $8,534, or 10.8%, as customers choose to deposit funds into more liquid deposit products during the current low interest rate environment. The increase in deposits reflects the results of the Corporation’s increased calling efforts and the economic benefit from the oil and gas activity in the Bank’s primary market areas.

The following is a schedule of average deposit amounts and average rates paid on each category for the periods included:

	Years Ended June 30,
	2014		2013
	Amount	Rate	Amount	Rate
Non-interest bearing demand deposit	$71,515	—	$68,984	—
Interest bearing demand deposit	40,112	0.20%	37,167	0.21%
Savings	118,066	0.08	103,729	0.08
Certificates and other time deposits	74,628	0.82	82,613	0.99
Total	$304,321	0.26%	$292,493	0.34%

The following table summarizes time deposits issued in amounts of $100 thousand or more as of June 30, 2014 by time remaining until maturity:

Maturing in:
Under 3 months	$4,131
Over 3 to 6 months	8,680
Over 6 to 12 months	5,755
Over 12 months	9,658
Total	$28,224

See Note 6—Short-Term Borrowings to the Consolidated Financial Statements, for information concerning short-term borrowings.

Capital Resources

Total shareholders’ equity increased by $12,060 from $28,143 at June 30, 2014 to $40,203 at June 30, 2014. The increase was primarily the result of $9,237 in net proceeds from the completion of the rights and public offering in July 2013 and net income of $2,837 for the current fiscal year. These increases were partially offset by cash dividends paid of $1,313.

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

At June 30, 2014, management believes the Bank complied with all regulatory capital requirements. Based on the Bank’s computed regulatory capital ratios, the OCC has determined the Bank to be well capitalized under the Federal Deposit Insurance Act as of its latest exam date. The Bank’s actual and required capital amounts are disclosed in Note 10 of the Consolidated Financial Statements. Management is not aware of any matters occurring subsequent to that exam that would cause the Bank’s capital category to change.

Liquidity

Management considers the asset position of the Bank to be sufficiently liquid to meet normal operating needs and conditions. The Bank’s earning assets are divided primarily between loans and available-for-sale securities, with any excess funds placed in federal funds sold or interest-bearing deposit accounts with other financial institutions on a daily basis.

Net cash inflow from operating activities for the 2014 fiscal year were $3,989 and net cash inflows from financing activities were $34,643. Net cash outflows from investing activities were $36,863. The major sources of cash were $19,790 net increase in deposits, $22,221 net increase from sales, maturities or principal pay downs on available-for-sale securities. The major uses of cash were the $50,310 purchase of securities and a $9,179 net increase in loans. Total cash and cash equivalents were $11,125 as of June 30, 2014 compared to $9,356 at June 30, 2013.

The Bank groups its loan portfolio into four major categories: commercial loans; commercial real estate loans; 1-4 family residential real estate loans; and consumer loans. The Bank’s 1-4 family residential real estate loan portfolio consists of three basic segments: variable rate mortgage loans and fixed rate mortgage loans for terms generally not longer than fifteen years, variable rate home equity line of credit loans, and fixed rate term loans having maturity or renewal dates that are less than the scheduled amortization period. Commercial and commercial real estate loans are comprised of both variable rate notes subject to interest rate changes based on the prime rate or Treasury index, and fixed rate notes having maturities of generally not greater than ten years. Consumer loans offered by the Bank are generally written for periods of up to seven years, based on the nature of the collateral. These may be either installment loans having regular monthly payments or demand type loans for short periods of time.

Funds not allocated to the Bank’s loan portfolio are invested in various securities having diverse maturity schedules. The majority of the Bank’s securities are held in obligations of U.S. Government sponsored entities, mortgage-backed securities, and investments in tax free municipal bonds.

The Bank offers several forms of deposit products to its customers. The rates offered by the Bank and the fees charged for them are competitive with others available currently in the market area. While the Bank continues to be under competitive pressures in the Bank’s market area as financial institutions attempt to attract and keep new deposits, we believe many commercial and retail customers have been continuing to turn to community banks. Time deposit interest rates continued to remain low during the 2014 fiscal year. Compared to our peers, the Corporation’s core deposits consist of a larger percentage of non-interest bearing demand deposits resulting in the cost of funds remaining at a low level of 0.39%.

Jumbo time deposits (those with balances of $100 and over) were $28,224 and $33,693 at June 30, 2014 and 2013, respectively. These deposits are monitored closely by the Bank and typically priced on an individual basis. When these deposits are from a municipality, certain bank-owned securities are pledged to guarantee the safety of these public fund deposits as required by Ohio law. The Corporation has the option to use a fee paid broker to obtain deposits from outside its normal service area as an additional source of funding. However, these deposits are not relied upon as a primary source of funding and the Bank can foresee no dependence on these types of deposits in the near term. The Bank had no brokered deposits at June 30, 2014.

Dividends from the Bank are the primary source of funds for payment of dividends to our shareholders. However, there are statutory limits on the amount of dividends the Bank can pay without regulatory approval. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. Additionally, the Bank may not declare or pay any dividend if, after making the dividend, the Bank would be “undercapitalized,” as defined in the federal regulations. As of June 30, 2014 the Bank could, without prior approval, declare a dividend of approximately $4,542.

Impact of Inflation and Changing Prices

The financial statements and related data presented herein have been prepared in accordance with U.S. generally accepted accounting principles, which require the measurement of financial position and results of operations primarily in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all of the assets and liabilities of the Corporation are monetary in nature. Therefore, as a financial institution, interest rates have a more significant impact on the Corporation’s performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. The liquidity, maturity structure and quality of the Corporation’s assets and liabilities are critical to the maintenance of acceptable performance levels.

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

While we strive to reflect all known risk factors in our evaluations, judgment errors may occur. If different assumptions or conditions were to prevail, the amount and timing of interest income and loan losses could be materially different. These factors are most pronounced during economic downturns. Since, as described above, so many factors can affect the amount and timing of losses on loans it is difficult to predict, with any degree of certainty, the affect on income if different conditions or assumptions were to prevail.

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

Contractual Obligations, Commitments and Contingent Liabilities

The following table presents, as of June 30, 2014, the Corporation’s significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	Note
	Reference	2015	2016	2017	2018	2019	Thereafter	Total
Certificates of deposit	5	$41,635	$13,152	$6,683	$4,584	$2,916	$1,705	$70,675
Short-term borrowings	6	19,489	—	—	—	—	—	19,489
Federal Home Loan Advances	7	61	559	62	5,564	50	—	6,296
Salary continuation plan	8	46	99	123	117	142	1,195	1,722
Operating leases	4	106	47	28	17	—	—	198
Deposits without maturity		—	—	—	—	—	—	243,222

Note 11- Commitments with Off-balance Sheet Risk to the Consolidated Financial Statements discusses in greater detail other commitments and contingencies and the various obligations that exist under those agreements. These commitments and contingencies consist primarily of commitments to extend credit to borrowers under lines of credit.

Off-Balance Sheet Arrangements

At June 30, 2014, the Corporation had no unconsolidated, related special purpose entities, nor did the Corporation engage in derivatives and hedging contracts, such as interest rate swaps, which may expose the Corporation to liabilities greater than the amounts recorded on the consolidated balance sheet. The Corporation’s investment policy prohibits engaging in derivative contracts for speculative trading purposes; however, in the future, the Corporation may pursue certain contracts, such as interest rate swaps, in an effort to execute a sound and defensive interest rate risk management policy.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992 Internal Control-Integrated Framework. Based on that assessment, we have concluded that, as of June 30, 2014, our internal control over financial reporting is effective based on those criteria.

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

/s/ Renee K. Wood

Renee K. Wood
Chief Financial Officer & Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Consumers Bancorp, Inc.

Minerva, Ohio

We have audited the accompanying consolidated balance sheets of Consumers Bancorp, Inc. as of June 30, 2014 and 2013 and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Consumers Bancorp, Inc. as of June 30, 2014 and 2013 and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

Crowe Horwath LLP

Cleveland, Ohio
September 24, 2014

CONSOLIDATED BALANCE SHEETS

As of June 30, 2014 and 2013

(Dollar amounts in thousands, except per share data)

	2014	2013
ASSETS:
Cash on hand and noninterest-bearing deposits in financial institutions	$9,049	$6,922
Federal funds sold and interest-bearing deposits in financial institutions	2,076	2,434
Total cash and cash equivalents	11,125	9,356
Certificate of deposits in financial institutions	2,703	4,175
Securities, available-for-sale	126,393	97,229
Securities, held-to-maturity (fair value 2014 $3,040, 2013 $2,926)	3,000	3,000
Federal bank and other restricted stocks, at cost	1,396	1,186
Loans held for sale	559	93
Total loans	224,966	217,040
Less allowance for loan losses	(2,405)	(2,496)
Net loans	222,561	214,544
Cash surrender value of life insurance	5,967	5,789
Premises and equipment, net	6,713	5,708
Other real estate owned	204	—
Accrued interest receivable and other assets	1,856	2,409
Total assets	$382,477	$343,489

LIABILITIES:
Deposits:
Non-interest bearing demand	$75,353	$71,148
Interest bearing demand	42,718	37,529
Savings	125,151	106,221
Time	70,675	79,209
Total deposits	313,897	294,107
Short-term borrowings	19,489	12,490
Federal Home Loan Bank advances	6,296	6,366
Accrued interest payable and other liabilities	2,592	2,383
Total liabilities	342,274	315,346
Commitments and contingent liabilities	—	—

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value; 350,000 shares authorized	—	—
Common shares, no par value; 3,500,000 shares authorized; 2,854,133 and 2,198,465 shares issued as of June 30, 2014 and 2013, respectively	14,630	5,393
Retained earnings	25,940	24,416
Treasury stock, at cost (129,875 and 129,855 common shares at June 30, 2014 and 2013, respectively)	(1,650)	(1,650)
Accumulated other comprehensive income (loss)	1,283	(16)
Total shareholders’ equity	40,203	28,143
Total liabilities and shareholders’ equity	$382,477	$343,489

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

Years Ended June 30, 2014 and 2013

(Dollar amounts in thousands, except per share data)

	2014	2013
Interest income:
Loans, including fees	$10,642	$10,549
Federal funds sold and interest-bearing deposits in financial institutions	47	60
Securities, taxable	1,606	1,263
Securities, tax-exempt	1,361	1,269
Total interest and dividend income	13,656	13,141
Interest expense:
Deposits	783	981
Short-term borrowings	26	22
Federal Home Loan Bank advances	186	199
Total interest expense	995	1,202
Net interest income	12,661	11,939
Provision for loan losses	249	337
Net interest income after provision for loan losses	12,412	11,602

Other income:
Service charges on deposit accounts	1,321	1,328
Debit card interchange income	877	796
Bank owned life insurance income	178	184
Gain on sale of mortgage loans	125	121
Securities gains, net	49	157
Loss on disposition of other real estate owned	(10)	—
Other	221	216
Total other income	2,761	2,802

Other expenses:
Salaries and employee benefits	6,360	6,090
Occupancy and equipment	1,325	1,270
Data processing expenses	563	502
Professional and director fees	466	327
Federal Deposit Insurance Corporation assessments	233	203
Franchise taxes	303	286
Marketing and advertising	243	280
Loan and collection expenses	198	110
Telephone and communications	279	280
Debit card processing expenses	428	392
Other	1,284	1,361
Total other expenses	11,682	11,101
Income before income taxes	3,491	3,303
Income tax expense	654	634

Net income	$2,837	$2,669

Basic and diluted earnings per share	$1.05	$1.29

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended June 30, 2014 and 2013

(Dollar amounts in thousands, except per share data)

	2014	2013

Net income	$2,837	$2,669

Other comprehensive income (loss), net of tax:
Net change in unrealized gains (losses):
Unrealized gains (loss) arising during the period	2,017	(2,296)
Reclassification adjustment for gains included in income	(49)	(157)
Net unrealized gain (loss)	1,968	(2,453)
Income tax effect	669	(833)
Other comprehensive income (loss)	1,299	(1,620)
Total comprehensive income	$4,136	$1,049

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended June 30, 2014 and 2013

(Dollar amounts in thousands, except per share data)

	Common Shares	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, June 30, 2012	$5,205	$22,740	$(1,659)	$1,604	$27,890
Net income		2,669			2,669
Other comprehensive loss				(1,620)	(1,620)
Issuance of 691 shares for vested restricted stock awards, including tax benefit			9		9
104 Dividend reinvestment plan shares associated with forfeited and expired restricted stock awards retired to treasury
Issuance of 11,674 shares for dividend reinvestment and stock purchase plan	188				188
Cash dividends declared ($0.48 per share)		(993)			(993)
Balance, June 30, 2013	5,393	24,416	(1,650)	(16)	28,143
Net income		2,837			2,837
Other comprehensive income				1,299	1,299
Issuance of 655,668 shares for rights and public offering, net of offering costs of $762	9,237				9,237
20 Dividend reinvestment plan shares associated with forfeited restricted stock awards retired to treasury
Cash dividends declared ($0.48 per share)		(1,313)			(1,313)
Balance, June 30, 2014	$14,630	$25,940	$(1,650)	$1,283	$40,203

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30, 2014 and 2013

(Dollar amounts in thousands, except per share data)

	2014	2013
Cash flows from operating activities:
Net income	$2,837	$2,669
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	551	558
Securities amortization and accretion, net	942	1,423
Provision for loan losses	249	337
Loss on disposition of other real estate owned	10	—
Net gain on sale of loans	(125)	(121)
Deferred income tax expense (benefit)	27	(96)
Gain on sale of securities	(49)	(157)
Origination of loans held for sale	(6,636)	(4,274)
Proceeds from loans held for sale	6,295	4,679
Increase in cash surrender value of life insurance	(178)	(184)
Change in:
Other assets and other liabilities	66	712
Net cash flows from operating activities	3,989	5,546

Cash flows from investing activities:
Securities available-for-sale:
Purchases	(50,310)	(24,791)
Maturities, calls and principal pay downs	17,573	21,379
Proceeds from sales of available-for-sale securities	4,648	7,798
Securities held-to-maturity:
Purchases	—	(3,000)
Net decrease in certificates of deposit with other financial institutions	1,472	1,470
Purchase of Federal Reserve Bank stock, at cost	(210)	—
Net increase in loans	(9,179)	(19,786)
Acquisition of premises and equipment	(1,556)	(514)
Proceeds from sale of other real estate owned	699	—
Net cash flows from investing activities	(36,863)	(17,444)

Cash flows from financing activities:
Net increase in deposit accounts	19,790	9,626
Proceeds from Federal Home Loan advances	2,500	—
Repayments of FHLB advances	(2,570)	(80)
Change in short-term borrowings	6,999	(1,232)
Net proceeds from rights and public offerings	9,237	—
Proceeds from dividend reinvestment and stock purchase plan	—	188
Dividends paid	(1,313)	(993)
Net cash flows from financing activities	34,643	7,509
Increase (decrease) in cash and cash equivalents	1,769	(4,389)
Cash and cash equivalents, beginning of year	9,356	13,745
Cash and cash equivalents, end of year	$11,125	$9,356

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$999	$1,210
Federal income taxes paid	785	680
Noncash transactions:
Transfer from loans to repossessed assets	913	—
Issuance of treasury stock for restricted stock awards	—	9

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 and 2013

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

Cash Reserves: The Bank is required to maintain cash on hand and non-interest bearing balances on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing requirements. The required reserve balance at June 30, 2014 and 2013 was $3,952 and $4,291, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

.

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

Transfers of Financial Assets:  Transfers of financial assets are accounted for as sales, when control over the assets has been relinquished.  Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

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

Cash Surrender Value of Life Insurance: The Bank has purchased single-premium life insurance policies to insure the lives of current and former participants in the salary continuation plan. As of June 30, 2014, the Bank had policies with total death benefits of $12,144 and total cash surrender values of $5,967. As of June 30, 2013, the Bank had policies with total death benefits of $12,103 and total cash surrender values of $5,789. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other changes or other amounts due that are probable at settlement. Tax-exempt income is recognized from the periodic increases in cash surrender value of these policies.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Fair Value of Financial Instruments: Fair value of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, discounted cash flows, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

 Dividend Restrictions: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the holding company or by the holding company to shareholders. As of June 30, 2014 the Bank could, without prior approval, declare a dividend of approximately $4,542.

Reclassifications: Certain reclassifications have been made to the June 30, 2013 financial statements to be comparable to the June 30, 2014 presentation. The reclassifications had no impact on prior year net income or shareholders’ equity.

Adoption of New Accounting Standards: In January 2014, the FASB issued ASU 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments in this update clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. An entity can elect to adopt the amendments in this update using either a modified retrospective transition method or a prospective transition method. Management does not believe the amendments will have a material impact on the Corporation’s Consolidated Financial Statements.

Recently Issued Accounting Pronouncements: In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (a new revenue recognition standard). The Update’s core principle is that a company will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, this update specifies the accounting for certain costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue recognition. This Update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Corporation is evaluating the effect of adopting this new accounting Update.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2—SECURITIES

The following table summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at June 30, 2014 and 2013 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses:

Available-for-sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2014
Obligations of U.S. government-sponsored entities and agencies	$18,345	$126	$(35)	$18,436
Obligations of state and political subdivisions	44,645	1,124	(257)	45,512
Mortgage-backed securities - residential	57,370	965	(231)	58,104
Collateralized mortgage obligations - residential	3,887	42	—	3,929
Trust preferred security	202	210	—	412
Total available-for-sale securities	$124,449	$2,467	$(523)	$126,393

Held-to-maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
June 30, 2014
Obligations of state and political subdivisions	$3,000	$40	$—	$3,040
Total held-to-maturity securities	$3,000	$40	$—	$3,040

Available-for-sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2013
Obligations of U.S. government sponsored entities and agencies	$4,700	$6	$(48)	$4,658
Obligations of state and political subdivisions	39,777	805	(770)	39,812
Mortgage-backed securities - residential	46,834	552	(497)	46,889
Collateralized mortgage obligations - residential	5,740	11	(43)	5,708
Trust preferred security	202	—	(40)	162
Total available-for-sale securities	$97,253	$1,374	$(1,398)	$97,229

Held-to-maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
June 30, 2013
Obligations of state and political subdivisions	$3,000	$—	$(74)	$2,926
Total held-to-maturity securities	$3,000	$—	$(74)	$2,926

Proceeds from sales of debt securities during 2014 and 2013 were as follows:

	2014	2013
Proceeds from sales	$4,648	$7,798
Gross realized gains	50	181
Gross realized losses	1	24

The income tax provision applicable to realized gains amounted to $17 in 2014 and $61 in 2013 and the income tax benefit applicable to realized losses amounted to $8 in 2013. There was no tax benefit recognized from gross realized losses in 2014.

The amortized cost and fair values of debt securities at June 30, 2014 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, collateralized mortgage obligations and the trust preferred security are shown separately.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Available-for-sale	Amortized Cost	Fair Value
Due in one year or less	$3,533	$3,572
Due after one year through five years	7,001	7,113
Due after five years through ten years	30,361	30,809
Due after ten years	22,095	22,454
Total	62,990	63,948
Mortgage-backed securities – residential	57,370	58,104
Collateralized mortgage obligations	3,887	3,929
Trust preferred security	202	412
Total	$124,449	$126,393

Held-to-maturity	Amortized Cost	Fair Value
Due after ten years	$3,000	$3,040
Total	$3,000	$3,040

Securities with a carrying value of approximately $44,720 and $27,781 were pledged at June 30, 2014 and 2013, respectively, to secure public deposits and commitments as required or permitted by law. At June 30, 2014 and 2013, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, with an aggregate book value greater than 10% of shareholders’ equity.

The following table summarizes the securities with unrealized and unrecognized losses at June 30, 2014 and 2013, aggregated by investment category and length of time the individual securities have been in a continuous unrealized or unrecognized loss position:

	Less than 12 Months		12 Months or more		Total
Available-for-sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2014
Obligations of U.S. government-sponsored entities and agencies	$1,492	$(7)	$5,411	$(28)	$6,903	$(35)
Obligations of states and political subdivisions	9,929	(223)	3,719	(34)	13,648	(257)
Mortgage-backed securities - residential	10,403	(210)	2,342	(21)	12,745	(231)
Total temporarily impaired	$21,824	$(440)	$11,472	$(83)	$33,296	$(523)

	Less than 12 Months		12 Months or more		Total
Available-for-sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

June 30, 2013
Obligations of U.S. government-sponsored entities and agencies	$4,418	$(48)	$—	$—	$4,418	$(48)
Obligations of states and political subdivisions	17,826	(766)	107	(4)	17,933	(770)
Mortgage-backed securities - residential	28,836	(497)	—	—	28,836	(497)
Collateralized mortgage obligations	4,696	(43)	—	—	4,696	(43)
Trust preferred security	—	—	162	(40)	162	(40)
Total temporarily impaired	$55,776	$(1,354)	$269	$(44)	$56,045	$(1,398)

	Less than 12 Months		12 Months or more		Total
Held-to-maturity	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss
June 30, 2013
Obligations of states and political subdivisions	$3,000	$(74)	$—	$—	$2,926	$(74)
Total temporarily impaired	$3,000	$(74)	$—	$—	$2,926	$(74)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of June 30, 2014, the Corporation’s securities portfolio consisted of $126,393 available-for-sale securities, of which $33,296 were in an unrealized loss position. There were fifty-seven securities in an unrealized loss position at June 30, 2014, forty of which were in a continuous loss position for twelve or more months. The unrealized losses related to the Corporation’s obligations of U.S. government-sponsored entities and agencies, obligations of states and political subdivisions and residential mortgage-backed securities, as discussed below:

U.S. government-sponsored entities and agencies: At June 30, 2014, the securities issued by U.S. government-sponsored entities and agencies held by the Corporation were primarily issued by Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to higher interest rates, and not credit quality, and because the Corporation does not have the intent to sell nor is it likely that it will be required to sell the securities before their anticipated recovery, the Corporation does not consider these securities to be other-than-temporarily impaired.

Obligations of States and Political Subdivisions: At June 30, 2014, approximately 95.9% of the obligations of states and political subdivisions classified as available-for-sale were general obligation bonds and 4.1% were revenue bonds. The unrealized losses were mainly attributable to the spreads for these types of securities being wider at June 30, 2014 than when these securities were purchased and changes in interest rates. Management monitors the financial data of the individual municipalities to ensure they meet minimum credit standards. Since the Corporation does not intend to sell these securities and it is not likely the Corporation will be required to sell these securities at an unrealized loss position prior to any anticipated recovery in fair value, which may be maturity, management does not believe there is any other-than-temporary impairment related to these securities at June 30, 2014.

Mortgage-Backed Securities At June 30, 2014, all of the mortgage-backed securities held by the Corporation were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to higher interest rates and higher than projected prepayment speeds increasing the premium amortization, and not credit quality, and because the Corporation does not have the intent to sell nor is it likely that it will be required to sell the securities before their anticipated recovery, the Corporation does not consider these securities to be other-than-temporarily impaired.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3—LOANS

Major classifications of loans were as follows as of June 30:

	2014	2013
Commercial	$33,809	$26,678
Commercial real estate:
Construction	3,688	2,096
Other	131,518	125,630
1 – 4 Family residential real estate:
Owner occupied	31,044	32,755
Non-owner occupied	16,505	17,941
Construction	186	377
Consumer	8,604	11,866
Subtotal	225,354	217,343
Less: Deferred loan fees and costs	(388)	(303)
Allowance for loan losses	(2,405)	(2,496)
Net loans	$222,561	$214,544

The following table presents the activity in the allowance for loan losses by portfolio segment for the year ending June 30, 2014:

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total

Allowance for loan losses:
Beginning balance	$161	$1,471	$614	$250	$2,496
Provision for loan losses	163	15	(177)	248	249
Loans charged-off	(17)	(49)	(214)	(241)	(521)
Recoveries	—	3	71	107	181
Total ending allowance balance	$307	$1,440	$294	$364	$2,405

The following table presents the activity in the allowance for loan losses by portfolio segment for the year ending June 30, 2013:

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total

Allowance for loan losses:
Beginning balance	$143	$1,283	$712	$197	$2,335
Provision for loan losses	53	212	(35)	107	337
Loans charged-off	(35)	(24)	(64)	(115)	(238)
Recoveries	—	—	1	61	62
Total ending allowance balance	$161	$1,471	$614	$250	$2,496

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2014. Included in the recorded investment in loans is $491 of accrued interest receivable net of deferred loans fees of $388.

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$110	$8	$—	$118
Collectively evaluated for impairment	307	1,330	286	364	2,287
Total ending allowance balance	$307	$1,440	$294	$364	$2,405

Recorded investment in loans:
Loans individually evaluated for impairment	$—	$2,404	$798	$—	$3,202
Loans collectively evaluated for impairment	33,855	132,760	47,019	8,621	222,255
Total ending loans balance	$33,855	$135,164	$47,817	$8,621	$225,457

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information related to loans individually evaluated for impairment by class of loans as of and for the year ended June 30, 2014:

	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized

With no related allowance recorded:
Commercial real estate:
Other	$1,642	$1,635	$—	$1,304	$—	$—
1-4 Family residential real estate:
Owner occupied	121	121	—	152	39	39
Non-owner occupied	472	472	—	71	2	2
With an allowance recorded:
Commercial	—	—	—	8	3	3
Commercial real estate:
Other	768	769	110	781	28	28
1-4 Family residential real estate:
Owner occupied	127	127	4	216	8	8
Non-owner occupied	78	78	4	626	13	13
Total	$3,208	$3,202	$118	$3,158	$93	$93

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the recorded investment in non-accrual and loans past due over 90 days still on accrual by class of loans as of June 30, 2014 and 2013:

	June 30, 2014		June 30, 2013
		Loans Past Due		Loans Past Due
		Over 90 Days		Over 90 Days
		Still		Still
	Non-accrual	Accruing	Non-accrual	Accruing
Commercial	$—	$—	$46	$—
Commercial real estate:
Other	1,683	—	86	—
1 – 4 Family residential:
Owner occupied	276	—	295	—
Non-owner occupied	—	—	663	—
Consumer	—	—	7	2
Total	$1,959	$—	$1,097	$2

Non-accrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the aging of the recorded investment in past due loans as of June 30, 2014 by class of loans:

	Days Past Due
	30 - 59	60 - 89	90 Days or	Total	Loans Not
	Days	Days	Greater	Past Due	Past Due	Total
Commercial	$66	$—	$—	$66	$33,789	$33,855
Commercial real estate:
Construction	—	—	—	—	3,679	3,679
Other	—	—	1,625	1,625	129,860	131,485
1-4 Family residential:
Owner occupied	111	122	81	314	30,817	31,131
Non-owner occupied	—	39	—	39	16,462	16,501
Construction	—	—	—	—	185	185
Consumer	106	—	—	106	8,515	8,621
Total	$283	$161	$1,706	$2,150	$223,307	$225,457

The above table of past due loans includes the recorded investment in non-accrual loans of $40 in the 30-59 days past due category, $122 in the 60-89 days past due category, $1,706 in the 90 days or greater category and $91 in the loans not past due category.

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

Troubled Debt Restructurings:

As of June 30, 2014, the recorded investment of loans classified as troubled debt restructurings was $1,528 with $118 of specific reserves allocated to these loans. As of June 30, 2013, the recorded investment of loans classified as troubled debt restructurings was $1,946 with $245 of specific reserves allocated to these loans. As of June 30, 2014 and 2013, the Corporation had not committed to lend any additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

During the year ended June 30, 2014 there were no loan modifications completed that were classified as troubled debt restructurings. There was no increase to the allowance for loan losses or any charge offs from troubled debt restructurings during the twelve month period ended June 30, 2014.

During the year ended June 30, 2013, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included a reduction of the stated interest rate of the loan as well as an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk. During the 2013 fiscal year, modifications completed involving a reduction of the stated interest rate of the loan for periods ranging from 6 months to 5 years and modifications involving the extension of the maturity date for a period of 5 years to 10 years.

The following table presents loans by class modified as troubled debt restructurings that occurred during the years ended June 30, 2013:

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

There were no loans classified as troubled debt restructurings for which there was a payment default during the 2014 or the 2013 fiscal years. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of June 30, 2014, and based on the most recent analysis performed, the recorded investment by risk category of loans by class of loans is as follows:

		Special			Not
	Pass	Mention	Substandard	Doubtful	Rated
Commercial	$29,337	$3,503	$62	$—	$953
Commercial real estate:
Construction	3,619	—	60	—	—
Other	121,659	3,040	3,526	2,404	856
1-4 Family residential real estate:
Owner occupied	3,959	—	—	248	26,924
Non-owner occupied	14,632	565	599	550	155
Construction	—	—	—	—	185
Consumer	—	—	—	—	8,621
Total	$173,206	$7,108	$4,247	$3,202	$37,694

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Bank has granted loans to certain of its executive officers, directors and their affiliates. A summary of activity during the year ended June 30, 2014 of related party loans were as follows:

Principal balance, July 1	$694
New loans	2,742
Repayments	(344)
Principal balance, June 30	$3,092

NOTE 4—PREMISES AND EQUIPMENT

Major classifications of premises and equipment were as follows as of June 30:

	2014	2013
Land	$1,469	$1,467
Land improvements	406	406
Building and leasehold improvements	6,141	5,046
Furniture, fixture and equipment	4,795	4,598
Total premises and equipment	12,811	11,517
Accumulated depreciation and amortization	(6,098)	(5,809)
Premises and equipment, net	$6,713	$5,708

Depreciation expense was $551 and $558 for the years ended June 30, 2014 and 2013, respectively.

The Corporation is obligated under non-cancelable operating leases for facilities and equipment. The approximate minimum annual rentals and commitments under these non-cancelable agreements and leases with remaining terms in excess of one year are as follows:

Twelve Months Ending June 30
2015	$106
2016	47
2017	28
2018	17
$198

Rent expense incurred was $115 and $110 during the years ended June 30, 2014 and 2013, respectively.

NOTE 5—DEPOSITS

The aggregate amount of time deposits, each with a minimum denomination of $100 was $28,224 and $33,693 as of June 30, 2014 and 2013, respectively.

Scheduled maturities of time deposits at June 30, 2014 were as follows:

Twelve Months Ending June 30
2015	$41,635
2016	13,152
2017	6,683
2018	4,584
2019	2,916
Thereafter	1,705
$70,675

Related party deposits totaled $6,489 as of June 30, 2014 and $5,069 as of June 30, 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6—SHORT-TERM BORROWINGS

Short-term borrowings consisted of repurchase agreements and Federal fund purchased. Repurchase agreements are financing arrangements. Physical control is maintained for all securities pledged to secure repurchase agreements. Information concerning all short-term borrowings at June 30, maturing in less than one year is summarized as follows:

	2014	2013
Balance at June 30	$19,489	$12,490
Average balance during the year	15,888	13,457
Maximum month-end balance	20,299	15,005
Average interest rate during the year	0.16%	0.16%
Weighted average rate, June 30	0.16%	0.17%

Repurchase agreements mature daily. The Bank has pledged obligations of government-sponsored entities and mortgage-backed securities with a carrying value of $20,708 and $14,948 at June 30, 2014 and 2013, respectively, as collateral for the repurchase agreements. Total interest expense on short-term borrowings was $26 and $22 for the years ended June 30, 2014 and 2013, respectively.

NOTE 7—FEDERAL HOME LOAN BANK ADVANCES

A summary of Federal Home Loan Bank (FHLB) advances were as follows:

Advance Type	Maturity	Term	Interest Rate	Balance June 30, 2014	Balance June 30, 2013
Principal and interest, mortgage matched	04/01/2014	Fixed	2.54%	$-	$16
Interest-only, single maturity	10/09/2015	Fixed	1.43	500	500
Interest-only, single maturity	10/12/2017	Fixed	2.07	500	500
Interest-only, putable	12/07/2017	Fixed	3.24	5,000	5,000
Principal and interest, mortgage matched	04/01/2019	Fixed	4.30	296	350
				$6,296	$6,366

Each fixed rate advance has a prepayment penalty equal to the present value of 100% of the lost cash flow based upon the difference between the contract rate on the advance and the current rate on the new advance. The $5 million putable advance with the maturity date of December 7, 2017 can be called quarterly until maturity at the option of the FHLB, with the next call option being September 8, 2014. The following table is a summary of the scheduled principal payments for all advances:

Twelve Months Ending June 30	Principal Payments
2015	$61
2016	559
2017	62
2018	5,564
2019	50
$6,296

Pursuant to collateral agreements with the FHLB, advances are secured by all the stock invested in the FHLB and certain qualifying first mortgage loans. The advances were collateralized by $31,641 and $33,950 of first mortgage loans under a blanket lien arrangement at June 30, 2014 and 2013, respectively. Based on this collateral and the Corporation’s holdings of FHLB stock, the Bank was eligible to borrow up to a total of $18,150 in advances at June 30, 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8—EMPLOYEE BENEFIT PLANS

The Bank maintains a 401(k) savings and retirement plan that permits eligible employees to make before- or after-tax contributions to the plan, subject to the dollar limits from Internal Revenue Service regulations. The Bank matches 100% of the employee’s voluntary contributions to the plan based on the amount of each participant’s contributions up to a maximum of 4% of eligible compensation. All regular full-time and part-time employees who complete six months of service and are at least 21 years of age are eligible to participate. Amounts charged to operations were $148 and $136, for the years ended June 30, 2014 and 2013, respectively.

The Bank has adopted a Salary Continuation Plan (the Plan) to encourage Bank executives to remain employees of the Bank. The Plan provides such executives (and, in the event of the executive’s death, surviving beneficiary) with 180 months of salary continuation payments equal to a certain percentage of an executive’s average compensation, as defined within each agreement, for the three full calendar years prior to Normal Retirement Age. For purposes of the Plan, “Normal Retirement Age” means the executive’s 65th birthday. Vesting under the Plan commences at age 50 and is prorated until age 65. If an executive dies during active service, the executive’s beneficiary is entitled to the Normal Retirement Benefit. The executive can become fully vested in the Accrual Balance upon termination of employment following a disability or a change in control of the Bank. For purposes of the Plan, “Accrual Balance” means the liability that should be accrued by the Corporation for the Corporation’s obligation to the executive under the Plan. For purposes of calculating the Accrual Balance, the discount rate in effect at June 30, 2014 was 5.0%. The accrued liability for the salary continuation plan was $1,722 as of June 30, 2014 and $1,566 as of June 30, 2013. For the years ended June 30, 2014 and 2013, $178 and $237, respectively, have been charged to expense in connection with the Plan. Distributions to participants were $22 for both of the years ending June 30, 2014 and 2013.

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

The Corporation has granted restricted stock awards to certain employees and directors. Restricted stock awards are issued at no cost to the recipient, and can be settled only in shares at the end of the vesting period. These awards vest on the anniversary date of the award if certain specified net income performance targets as established by the Compensation Committee are achieved. Restricted stock awards provide the holder with full voting rights and dividends during the vesting period. Cash dividends are reinvested into shares of stock and are subject to the same restrictions and vesting as the initial award. All dividends are forfeitable in the event the shares do not vest. The fair value of the restricted stock awards is the closing market price of the Corporation’s common stock on the date of the grant and compensation expense is recognized over the vesting period of the awards. Restricted stock awarded during the period presented vest under a graduated schedule over a five-year period.

The following table summarizes the status of the restricted stock awards:

	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Share
Outstanding at June 30, 2013	6,892	$13.00
Granted	5,153	15.75
Forfeited	(767)	13.92
Nonvested at June 30, 2014	11,278	14.20
Expired on September 24, 2014	(2,637)	13.44
Nonvested at September 24, 2014	8,641	$14.43

There was no expense recognized in the 2014 fiscal year in connection with the restricted stock awards since grants of 2,637 with a weighted-average grant date fair value of $13.44 expired due to not meeting the performance targets. There was no expense recognized in the 2013 fiscal year in connection with the restricted stock awards since the grants scheduled to vest in the 2013 fiscal year expired due to not meeting the performance targets. As of June 30, 2014, there was $125 of total unrecognized compensation costs, subject to meeting performance targets, related to nonvested shares granted under the plan. The cost is expected to be recognized over a weighted-average period of 1.85 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9—INCOME TAXES

The provision for income taxes consists of the following for the years ended June 30:

	2014	2013
Current income taxes	$627	$730
Deferred income tax expense (benefit)	27	(96)
	$654	$634

The net deferred income tax asset consists of the following components at June 30:

	2014	2013
Deferred tax assets:
Allowance for loan losses	$698	$742
Deferred compensation	645	581
Net unrealized securities loss	—	8
Recognized loss on impairment of security	265	265
Intangibles	22	66
OREO deferred gain	15	16
Nonaccrual loan interest income	100	82
Gross deferred tax asset	1,745	1,760

Deferred tax liabilities:
Depreciation	(288)	(294)
Loan fees	(223)	(217)
Prepaid expenses	(94)	(74)
FHLB stock dividends	(165)	(165)
Net unrealized securities gain	(661)	—
Gross deferred tax liabilities	(1,431)	(750)
Net deferred asset	$314	$1,010

The difference between the provision for income taxes and amounts computed by applying the statutory income tax rate of 34% to statutory income before taxes consists of the following for the years ended June 30:

	2014	2013
Income taxes computed at the statutory rate on pretax income	$1,187	$1,123
Tax exempt income	(483)	(437)
Cash surrender value income	(61)	(63)
Other	11	11
	$654	$634

At June 30, 2014 and June 30, 2013, the Corporation had no unrecognized tax benefits recorded. The Corporation does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months. There were no interest or penalties recorded for the years ended June 30, 2014 and 2013 and there were no amounts accrued for interest and penalties at June 30, 2014 and 2013.

The Corporation and the Bank are subject to U.S. federal income tax as an income-based tax and a capital-based franchise tax in the state of Ohio. The Corporation and the Bank are no longer subject to examination by taxing authorities for years before 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10—REGULATORY MATTERS

The Bank is subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective-action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. Management believes as of June 30, 2014, the Bank has met all capital adequacy requirements to which it is subject.

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

As of fiscal year-end 2014, the Corporation met the definition of a small bank holding company and, therefore, was exempt from consolidated risk-based and leverage capital adequacy guidelines for bank holding companies. At year-end 2014 and 2013, actual Bank capital levels (in millions) and minimum required levels were as follows:

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2014
Total capital (to risk weighted assets)
Bank	$39.2	15.3%	$20.5	8.0%	$25.7	10.0%
Tier 1 capital (to risk weighted assets)
Bank	36.8	14.4	10.3	4.0	15.4	6.0
Tier 1 capital (to average assets)
Bank	36.8	9.8	15.1	4.0	18.9	5.0
June 30, 2013
Total capital (to risk weighted assets)
Bank	$30.5	13.0%	$18.8	8.0%	$23.4	10.0%
Tier 1 capital (to risk weighted assets)
Bank	28.0	12.0	9.4	4.0	14.1	6.0
Tier 1 capital (to average assets)
Bank	28.0	8.1	13.9	4.0	17.4	5.0

As of the latest regulatory examination, the Bank was categorized as well capitalized. There are no conditions or events since that examination that management believes may have changed the Bank’s category.

The Corporation’s principal source of funds for dividend payment is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. As of June 30, 2014 the Bank could, without prior approval, declare a dividend of approximately $4,542.

On February 26, 2013, the Corporation filed a registration statement with the Securities and Exchange Commission (SEC) related to a $10.0 million shareholder rights offering. Under the rights offering, the Corporation distributed to its shareholders of record as of March 26, 2013, proportional rights to purchase additional shares and the opportunity to purchase shares in excess of their basic subscription rights. The Corporation also offered any shares not subscribed for in the rights offering through a subsequent public offering. In July 2013, the Corporation completed its rights and public offering with the sale of 655,668 shares of common stock for net proceeds of $9,237, consisting of gross proceeds of $9,999, net of $762 of issuance costs. The Corporation intends to use the net proceeds to enhance the Bank’s overall capital position, for general corporate purposes and future organic and other growth opportunities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Bank evaluates each customer’s credit on a case by case basis. The amount of collateral obtained is based on management’s credit evaluation of the customer. The amount of commitments to extend credit and the exposure to credit loss for non-performance by the customer was $50,298 and $35,776 as of June 30, 2014 and 2013, respectively. Of the June 30, 2014 commitments, $41,450 carried variable rates of interest ranging from 2.00% to 7.25% and $8,848 carried fixed rates of interest ranging from 2.25% to 6.50%. Of the June 30, 2013 commitments, $27,913 carried variable rates of interest ranging from 1.25% to 8.25% and $7,863 carried fixed rates of interest ranging from 1.52% to 17.25%. Financial standby letters of credit were $890 and $485 as of June 30, 2014 and 2013, respectively. In addition, commitments to extend credit of $7,685 and $8,351 as of June 30, 2014 and 2013, respectively, were available to checking account customers related to the overdraft protection program. Since some loan commitments expire without being used, the amount does not necessarily represent future cash commitments.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements at June 30, 2014 Using
	Balance at June 30, 2014	Level 1	Level 2	Level 3
Assets:
Securities available-for-sale:
Obligations of government-sponsored entities	$18,436	$—	$18,436	$—
Obligations of states and political subdivisions	45,512	—	45,512	—
Mortgage-backed securities - residential	58,104	—	58,104	—
Collateralized mortgage obligations	3,929	—	3,929	—
Trust preferred security	412	—	412	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Fair Value Measurements at June 30, 2013 Using
	Balance at June 30, 2013	Level 1	Level 2	Level 3
Securities available-for-sale:
Obligations of government sponsored entities	$4,658	$—	$4,658	$—
Obligations of states and political subdivisions	39,812	—	39,812	—
Mortgage-backed securities - residential	46,889	—	46,889	—
Collateralized mortgage obligations	5,708	—	5,708	—
Trust preferred security	162	—	—	162

There were no transfers between Level 1 and Level 2 during the 2014 or the 2013 fiscal year.

The following table presents a reconciliation of the trust preferred security measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended June 30, 2014 and 2013:

	Trust Preferred Security
	2014	2013
Beginning balance	$162	$64
Realized losses included in other income	—	—
Change in fair value included in other comprehensive income	250	98
Transfers out of Level 3	(412)	—
Ending balance, June 30	$—	$162

The fair value of the trust preferred security with a fair value of $412 as of June 30, 2014 was transferred from Level 3 to Level 2 because of observable market data available for the security. As of June 30, 2013, the significant unobservable inputs used in the fair value measurement of the Corporation’s trust preferred security were probabilities of specific-issuer defaults and deferrals and specific-issuer recovery assumptions. Significant increases in specific-issuer default assumptions or decreases in specific-issuer recovery assumptions would result in a significantly lower fair value measurement. Conversely, decreases in specific-issuer default assumptions or increases in specific-issuer recovery assumptions would result in a higher fair value measurement.

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

Financial assets and financial liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at June 30, 2014 Using
	Balance at June 30, 2014	Level 1	Level 2	Level 3
Impaired loans:
Commercial Real Estate - Other	$101	$—	$—	$101

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Fair Value Measurements at June 30, 2013 Using
	Balance at June 30, 2013	Level 1	Level 2	Level 3
Impaired loans:
Commercial	$43	$—	$—	$43
1-4 Family:
Owner occupied	101	—	—	101
Non-owner occupied	475	—	—	475

Impaired loans, which are generally measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $101, with no valuation allowance at June 30, 2014. The resulting impact to the provision for loan losses was a reduction of $108 being recorded for the year ended June 30, 2014. As of June 30, 2013, impaired loans with a principal balance of $839 had a valuation allowance of $220. The resulting impact to the provision for loan losses was a reduction of $48 being recorded for the year ended June 30, 2013.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2014:

	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Impaired loans:

			Adjustment for
Commercial Real Estate -		Sales comparison	differences between	-14.00% to 31.90%
Other	$101	approach	comparable sales		22.52%

The valuation technique used by an independent third party appraiser in the fair value measurement of collateral for collateral-dependent commercial real estate impaired loans primarily consisted of the sales comparison approach. The valuation technique used by an independent third party appraiser in the fair value measurement of collateral for collateral-dependent 1-4 family non-owner occupied impaired loans primarily consisted of the sales comparison and income approach. The significant unobservable inputs used in the fair value measurement relate to any adjustment made to the value set forth in the appraisal due to a distressed sale situation. During the 2013 fiscal year, collateral discounts for 1-4 family non-owner occupied impaired loans ranged from 0% to 20%.

The following table shows the estimated fair values of financial instruments that are reported at amortized cost in the Corporation’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	2014		2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Level 1 inputs:
Cash and cash equivalents	$11,125	$11,125	$9,356	$9,356
Level 2 inputs:
Certificates of deposits in other financial institutions	2,703	2,703	4,175	4,175
Loans held for sale	559	570	93	97
Accrued interest receivable	1,048	1,048	1,044	1,044
Level 3 inputs:
Securities held-to-maturity	3,000	3,040	3,000	2,926
Loans, net	222,561	223,128	214,544	212,555
Financial Liabilities:
Level 2 inputs:
Demand and savings deposits	243,222	243,222	214,898	214,898
Time deposits	70,675	70,583	79,209	79,575
Short-term borrowings	19,489	19,489	12,490	12,490
Federal Home Loan Bank advances	6,296	6,655	6,366	7,049
Accrued interest payable	44	44	48	48

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The assumptions used to estimate fair value are described as follows:

Cash and cash equivalents: The carrying value of cash, deposits in other financial institutions and federal funds sold were considered to approximate fair value resulting in a Level 1 classification.

Certificates of deposits in other financial institutions, accrued interest receivable and payable, demand and savings deposits and short-term borrowings: The carrying value of certificates of deposits in other financial institutions, accrued interest receivable and payable, demand and savings deposits and short-term borrowings were considered to approximate fair value due to their short-term duration resulting in a Level 2 classification.

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

Time deposits: Fair value of fixed-maturity certificates of deposit was estimated using the rates offered at June 30, 2014 and 2013, for deposits of similar remaining maturities. Estimated fair value does not include the benefit that result from low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market resulting in a Level 2 classification.

Federal Home Loan Bank advances: Fair value of Federal Home Loan Bank advances was estimated using current rates at June 30, 2014 and 2013 for similar financing resulting in a Level 2 classification.

Federal bank and other restricted stocks, at cost: Federal bank and other restricted stocks include stock acquired for regulatory purposes, such as Federal Home Loan Bank stock and Federal Reserve Bank stock that are accounted for at cost due to restrictions placed on their transferability; and therefore, are not subject to the fair value disclosure requirements.

Off-balance sheet commitments: The Corporation’s lending commitments have variable interest rates and “escape” clauses if the customer’s credit quality deteriorates. Therefore, the fair values of these items are not significant and are not included in the above table.

NOTE 13—PARENT COMPANY FINANCIAL STATEMENTS

Condensed financial information of Consumers Bancorp. Inc. (parent company only) follows:

	June 30, 2014	June 30, 2013
Condensed Balance Sheets
Assets
Cash	$85	$31
Securities, available-for-sale	1,988	—
Other assets	94	126
Investment in subsidiary	38,086	28,012
Total assets	$40,253	$28,169
Liabilities
Other liabilities	$50	$26
Shareholders’ equity	40,203	28,143
Total liabilities & shareholders’ equity	$40,253	$28,169

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended	Year Ended
	June 30, 2014	June 30, 2013
Condensed Statements of Income and Comprehensive Income
Cash dividends from Bank subsidiary	$1,150	$880
Other income	39	94
Other expense	205	174
Income before income taxes and equity in undistributed net income of subsidiary	984	800
Income tax benefit	(53)	(22)
Income before equity in undistributed net income of Bank subsidiary	1,037	822
Equity in undistributed net income of subsidiary	1,800	1,847
Net income	$2,837	$2,669
Comprehensive income	$4,136	$1,649

Condensed Statements of Cash Flows	Year Ended June 30, 2014	Year Ended June 30, 2013
Cash flows from operating activities
Net income	$2,837	$2,669
Equity in undistributed net income of Bank subsidiary	(1,800)	(1,847)
Change in other assets and liabilities	(38)	(69)
Net cash flows from operating activities	999	753
Cash flows from investing activities
Purchases of available-for-sale securities	(1,946)	—
Repayment of subordinated note	—	2,000
Disposal of premises and equipment	77	—
Net cash flows from financing activities	(1,869)	2,000
Cash flows from financing activities
Dividend paid	(1,313)	(993)
Investment in subsidiary	(7,000)	(2,000)
Net proceeds from rights offering	9,237	—
Proceeds from dividend reinvestment and stock purchase plan	—	188
Issuance of treasury stock for restricted stock awards	—	9
Net cash flows from financing activities	924	(2,796)
Change in cash and cash equivalents	54	(43)
Beginning cash and cash equivalents	31	74
Ending cash and cash equivalents	$85	$31

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	For the year Ended June 30,
	2014	2013
Basic:
Net income available to common shareholders	$2,837	$2,669
Weighted average common shares outstanding	2,701,614	2,063,666
Basic income per share	$1.05	$1.29

Diluted:
Net income available to common shareholders	$2,837	$2,669
Weighted average common shares outstanding	2,701,614	2,063,666
Dilutive effect of restricted stock	392	539
Total common shares and dilutive potential common shares	2,702,006	2,064,205
Dilutive income per share	$1.05	$1.29

Note 15 –ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive income related to unrealized gains and losses on available-for-sale securities for the periods ended June 30, 2014 and June 30, 2013, were as follows:

				Affected Line Item
				in Consolidated
		Tax Expense		Statements of
	Pretax	(Benefit)	After-tax	Income
Balance as of June 30, 2012	$2,429	$(825)	$1,604
Unrealized holding loss on available-for-sale securities arising during the period	(2,296)	780	(1,516)
Amounts reclassified from accumulated other comprehensive income	(157)	53	(104)	(a)(b)
Net current period other comprehensive loss	(2,453)	833	(1,620)
Balance as of June 30, 2013	(24)	8	(16)
Unrealized holding gain on available-for-sale securities arising during the period	2,017	(686)	1,331
Amounts reclassified from accumulated other comprehensive income	(49)	17	(32)	(a)(b)
Net current period other comprehensive gain	1,968	(669)	1,299
Balance as of June 30, 2014	$1,944	$(661)	$1,283

(a) Securities gain, net

(b) Income tax expense

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A—CONTROLS AND PROCEDURES

The management of the Corporation is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934 (Act). As of June 30, 2014, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of June 30, 2014 were effective in ensuring that information required to be disclosed by the Corporation in the reports that it files or submits under the Act were recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Corporation’s internal controls over financial reporting that occurred during the fourth quarter of fiscal year 2014 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal controls over financial reporting. The Report of Management on the Company’s Internal Controls Over Financial Reporting appears on page 21.

ITEM 9B—OTHER INFORMATION

None.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth in the Corporation’s Proxy Statement dated September 24, 2014 under the captions “Election of Directors,” “Directors and Executive Officers,” “The Board of Directors and its Committees,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Certain Transactions and Relationships and Legal Proceedings,” and is incorporated herein by reference.

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

ITEM 11—EXECUTIVE COMPENSATION

The information required by this item is set forth in the Corporation’s Proxy Statement dated September 24, 2014 under the captions “Director Compensation,” “Executive Compensation,” “Defined Contribution Plan,” “Outstanding Equity Awards at Fiscal Year-End,” and “Salary Continuation Program,” and is incorporated herein by reference.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth information about common stock authorized for issuance, segregated between stock-based compensation plans approved by shareholders and stock-based compensation plans not approved by shareholders, as of June 30, 2014. Additional information regarding stock-based compensation plans is presented in Note 8 - Employee Benefit Plans to the Consolidated Financial Statements located elsewhere in this report.

Number of securities remaining
	Number of securities to	Weighted-average	available for future issuance under
	be issued upon exercise of	exercise price of	equity compensation plans (excluding
	outstanding options,	outstanding options,	securities issuable under outstanding
Plan Category	warrants, and rights	warrants and rights	options, warrants and rights)(1)
Plans approved by shareholders	—	—	88,031
Plans not approved by shareholders	—	—	—
Total	—	—	88,031

(1)Securities remaining available for future issuance excludes 11,278 shares of restricted stock that have been issued and are subject to forfeiture if specified performance targets are not achieved.

The remaining information required by this item is set forth in the Corporation’s Proxy Statement dated September 24, 2014 under the caption “Security Ownership of Certain Beneficial Owners and Management,” and is incorporated herein by reference.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth in the Corporation’s Proxy Statement dated September 24, 2014 under the caption “Certain Transactions and Relationships and Legal Proceedings,” and is incorporated herein by reference.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is set forth in the Corporation’s Proxy Statement dated September 24, 2014 under the caption “Principal Accounting Fees and Services,” and is incorporated herein by reference.

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

CONSUMERS BANCORP, INC.

Date: September 24, 2014	By:	/s/ Ralph J. Lober, II
President and Chief Executive Officer
(principal executive officer)

	By:	/s/ Renee K. Wood
Chief Financial Officer and Treasurer
(principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 24, 2014.

Signatures	Signatures

/s/ Laurie L. McClellan	/s/ Ralph J. Lober, II

Laurie L. McClellan	Ralph J. Lober, II
Chairman of the Board of Directors	President, Chief Executive Officer and Director
(principal executive officer)

/s/ Renee K. Wood	/s/ John P. Furey

Renee K. Wood	John P. Furey
Chief Financial Officer and Treasurer	Director
(principal financial officer)

/s/ Bradley Goris	/s/ James V. Hanna

Bradley Goris	James V. Hanna
Director	Director

/s/ David W. Johnson	/s/ James R. Kiko, Sr.

David W. Johnson	James R. Kiko, Sr.
Director	Director

/s/ Thomas M. Kishman	/s/ Frank L. Paden

Thomas M. Kishman	Frank L. Paden
Director	Director

/s/ Harry W. Schmuck, Jr.	/s/ John E. Tonti

Harry W. Schmuck, Jr.	John E. Tonti
Director	Director

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1	Amended and Restated Articles of Incorporation of the Corporation. Reference is made to Form 10-K of the Corporation filed September 22, 2010, which is incorporated herein by reference.

3.2	Amended and Restated Code of Regulations of the Corporation. Reference is made to Form 10-K (File No. 033-79130) of the Corporation filed September 15, 2008, which is incorporated herein by reference.

4	Form of Certificate of Common Shares. Reference is made to Form 10-KSB (File No. 033-79130) of the Corporation filed September 26, 2002, which is incorporated herein by reference.

10.3	Lease Agreement entered into between Furey Holdings, LLC and Consumers National Bank on December 23, 2005. Reference is made to Form 10-Q (File No. 033-79130) of the Corporation filed February 14, 2006, which is incorporated herein by reference.

10.6	2011 Amendment and Restatement of Salary Continuation agreement entered into with Mr. Lober on February 11, 2011. Reference is made to Form 10-Q of the Corporation filed February 11, 2011, which is incorporated herein by reference.

10.8	Salary Continuation agreement entered into with Ms. Wood on February 14, 2014. Reference is made to Form 10-Q of the Corporation filed February 14, 2014, which is incorporated herein by reference.

11	Computation of Earnings per Share. Reference is made to this Annual Report on Form 10-K Note 14 to the Consolidated Financial Statements, which is incorporated herein by reference.

21	Subsidiaries of Consumers Bancorp, Inc. Filed with this Annual Report on Form 10-K.

23	Consent of Crowe Horwath LLP

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following material from Consumers Bancorp, Inc.’s Form 10-K Report for the year ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language) includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Income, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statement of Changes in Shareholders’ Equity, (5) Consolidated Statements of Cash Flows, and (6) the Notes to Consolidated Financial Statements.

