Form 10-Q
period 2014-09-30
CONSUMERS BANCORP INC /OH/
filed 2014-11-14
CIK 1006830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) or the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value	Outstanding at November 14, 2014
2,732,341 Common Shares

CONSUMERS BANCORP, INC.
FORM 10-Q
QUARTER ENDED September 30, 2014

1

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

CONSUMERS BANCORP, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in thousands, except per share data)	September 30, 2014	June 30, 2014
ASSETS
Cash on hand and noninterest-bearing deposits in financial institutions	$7,537	$9,049
Federal funds sold and interest-bearing deposits in financial institutions	3,175	2,076
Total cash and cash equivalents	10,712	11,125
Certificates of deposit in other financial institutions	4,206	2,703
Securities, available-for-sale	133,415	126,393
Securities, held-to-maturity (fair value of $2,957 at September 30, 2014 and $3,040 at June 30, 2014)	2,910	3,000
Federal bank and other restricted stocks, at cost	1,396	1,396
Loans held for sale	490	559
Total loans	223,183	224,966
Less allowance for loan losses	(2,419)	(2,405)
Net loans	220,764	222,561
Cash surrender value of life insurance	6,011	5,967
Premises and equipment, net	7,895	6,713
Other real estate owned	54	204
Accrued interest receivable and other assets	1,980	1,856
Total assets	$389,833	$382,477

LIABILITIES
Deposits
Non-interest bearing demand	$76,812	$75,353
Interest bearing demand	44,375	42,718
Savings	126,143	125,151
Time	68,871	70,675
Total deposits	316,201	313,897

Short-term borrowings	21,564	19,489
Federal Home Loan Bank advances	8,282	6,296
Accrued interest and other liabilities	3,240	2,592
Total liabilities	349,287	342,274
Commitments and contingent liabilities	—	—

SHAREHOLDERS’ EQUITY
Preferred stock (no par value, 350,000 shares authorized, none outstanding)	—	—
Common stock (no par value, 3,500,000 shares authorized; 2,854,133 shares issued as of September 30, 2014 and June 30, 2014)	14,630	14,630
Retained earnings	26,370	25,940
Treasury stock, at cost (121,267 and 129,875 common shares as of September 30, 2014 and June 30, 2014, respectively)	(1,652)	(1,650)
Accumulated other comprehensive income	1,198	1,283
Total shareholders’ equity	40,546	40,203
Total liabilities and shareholders’ equity	$389,833	$382,477

See accompanying notes to consolidated financial statements

CONSUMERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months ended September 30,
(Dollars in thousands, except per share amounts)	2014	2013

Interest income
Loans, including fees	$2,704	$2,667
Securities, taxable	463	281
Securities, tax-exempt	352	328
Federal funds sold and other interest bearing deposits	14	12
Total interest income	3,533	3,288
Interest expense
Deposits	190	199
Short-term borrowings	7	6
Federal Home Loan Bank advances	48	50
Total interest expense	245	255
Net interest income	3,288	3,033
Provision for loan losses	67	133
Net interest income after provision for loan losses	3,221	2,900

Non-interest income
Service charges on deposit accounts	320	363
Debit card interchange income	229	214
Bank owned life insurance income	44	46
Securities gains, net	37	—
Gain on disposition of other real estate owned	22	—
Other	139	72
Total non-interest income	791	695

Non-interest expenses
Salaries and employee benefits	1,717	1,560
Occupancy and equipment	368	316
Data processing expenses	142	138
Professional and director fees	97	111
FDIC assessments	60	51
Franchise taxes	77	75
Marketing and advertising	66	65
Telephone and network communications	72	73
Debit card processing expenses	114	111
Other	359	349
Total non-interest expenses	3,072	2,849
Income before income taxes	940	746
Income tax expense	184	125
Net income	$756	$621

Basic and diluted earnings per share	$0.28	$0.24

See accompanying notes to consolidated financial statements

CONSUMERS BANCORP, INC.

Consolidated statements of comprehensive income (LOSS)

(Unaudited)

(Dollars in thousands)
	Three Months ended September 30,
	2014	2013

Net income	$756	$621

Other comprehensive income (loss), net of tax:
Net change in unrealized gains (losses):

Unrealized gains (losses) arising during the period	(91)	302
Reclassification adjustment for gains included in income	(37)	—
Net unrealized gain (losses)	(128)	302
Income tax effect	(43)	103
Other comprehensive income (loss)	(85)	199

Total comprehensive income	$671	$820

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share data)
	Three Months ended September 30,
	2014	2013

Balance at beginning of period	$40,203	$28,143

Net income	756	621
Other comprehensive income (loss)	(85)	199
Issuance of 655,668 shares for rights and public offering, net of offering costs of $762	—	9,237
130 Dividend reinvestment plan shares associated with forfeited and expired restricted stock awards retired to treasury stock during the three months ended September 30, 2014	—	—
Common cash dividends	(328)	(328)

Balance at the end of the period	$40,546	$37,872

Common cash dividends per share	$0.12	$0.12

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)	Three Months Ended September,
	2014	2013
Cash flows from operating activities
Net cash from operating activities	$1,766	$1,023

Cash flow from investing activities
Securities available-for-sale
Purchases	(15,545)	(21,134)
Maturities, calls and principal pay downs	3,840	5,331
Proceeds from sales of available-for-sale securities	4,372	—
Securities held-to-maturity
Principal pay downs	90	—
Net (increase) decrease in certificates of deposits in other financial institutions	(1,503)	980
Net (increase) decrease in loans	1,730	(217)
Acquisition of premises and equipment	(1,328)	(483)
Proceeds from sale of other real estate owned	128	—
Net cash from investing activities	(8,216)	(15,523)

Cash flow from financing activities
Net increase in deposit accounts	2,304	4,607
Net change in short-term borrowings	2,075	3,551
Net proceeds from rights and public offering	—	9,237
Proceeds from Federal Home Loan Bank advances	2,000	—
Repayments of Federal Home Loan Bank advances	(14)	(18)
Dividends paid	(328)	(328)
Net cash from financing activities	6,037	17,049

Increase (decrease) in cash or cash equivalents	(413)	2,549

Cash and cash equivalents, beginning of period	11,125	9,356
Cash and cash equivalents, end of period	$10,712	$11,905

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$244	$251
Federal income taxes	200	260
Non-cash items:
Transfer from loans to repossessed assets	—	709
Expired and forfeited dividend reinvestment plan shares associated with restricted stock awards that were retired to treasury stock	2	—

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

Basis of Presentation: The consolidated financial statements for interim periods are unaudited and reflect all adjustments (consisting of only normal recurring adjustments), which, in the opinion of management, are necessary to present fairly the financial position and results of operations and cash flows for the periods presented. The unaudited financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by accounting principles generally accepted in the United States of America. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s Form 10-K for the year ended June 30, 2014. The results of operations for the interim period disclosed herein are not necessarily indicative of the results that may be expected for a full year.

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

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 2 – Securities

Available –for-Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

September 30, 2014
Obligations of U.S. government-sponsored entities and agencies	$21,650	$67	$(132)	$21,585
Obligations of state and political subdivisions	44,520	1,144	(145)	45,519
Mortgage-backed securities – residential	61,674	768	(277)	62,165
Collateralized mortgage obligations	3,553	37	(3)	3,587
Trust preferred security	202	357	—	559
Total available-for-sale securities	$131,599	$2,373	$(557)	$133,415

Held-to-Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

September 30, 2014
Obligations of state and political subdivisions	$2,910	$47	$—	$2,957

Available–for-Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

June 30, 2014
Obligations of U.S. government-sponsored entities and agencies	$18,345	$126	$(35)	$18,436
Obligations of state and political subdivisions	44,645	1,124	(257)	45,512
Mortgage-backed securities – residential	57,370	965	(231)	58,104
Collateralized mortgage obligations	3,887	42	—	3,929
Trust preferred security	202	210	—	412
Total available-for-sale securities	$124,449	$2,467	$(523)	$126,393

Held-to-Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

June 30, 2014
Obligations of state and political subdivisions	$3,000	$40	$—	$3,040

Proceeds from the sale of available-for-sale securities were as follows:

	Three Months Ended September 30,
	2014	2013
Proceeds from sales	$4,372	$—
Gross realized gains	37	—

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The income tax provision applicable to realized gains amounted to $12 in 2014.

The amortized cost and fair values of debt securities at September 30, 2014, by expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, collateralized mortgage obligations and the trust preferred security are shown separately.

	Amortized Cost	Estimated Fair Value
Available-for-Sale
Due in one year or less	$2,184	$2,210
Due after one year through five years	10,758	10,818
Due after five years through ten years	33,709	34,130
Due after ten years	19,519	19,946
Total	66,170	67,104

Mortgage-backed securities – residential	61,674	62,165
Collateralized mortgage obligations	3,553	3,587
Trust preferred security	202	559
Total available-for-sale securities	$131,599	$133,415

Held-to-Maturity

Due after ten years	2,910	2,957
Total held-to-maturity securities	$2,910	$2,957

The following table summarizes the securities with unrealized losses at September 30, 2014 and June 30, 2014, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or more		Total
Available-for-sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

September 30, 2014
Obligations of U.S. government- sponsored entities and agencies	$12,614	$(111)	$1,479	$(21)	$14,093	$(132)
Obligations of states and political subdivisions	2,532	(11)	8,574	(134)	11,106	(145)
Mortgage-backed securities - residential	11,020	(59)	9,707	(218)	20,727	(277)
Collateralized mortgage obligations	1,331	(3)	—	—	1,331	(3)
Total temporarily impaired	$27,497	$(184)	$19,760	$(373)	$47,257	$(557)

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

	Less than 12 Months		12 Months or more		Total
Available-for-sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

June 30, 2014
Obligation of U.S. government- sponsored entities and agencies	$1,492	$(7)	$5,411	$(28)	$6,903	$(35)
Obligations of states and political subdivisions	9,929	(223)	3,719	(34)	13,648	(257)
Mortgage-backed securities - residential	10,403	(210)	2,342	(21)	12,745	(231)
Total temporarily impaired	$21,824	$(440)	$11,472	$(83)	$33,296	$(523)

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

The unrealized losses within the securities portfolio as of September 30, 2014 have not been recognized into income because the decline in fair value is not attributed to credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery. The decline in fair value of the residential mortgage-backed securities, obligations of state and political subdivisions and obligations of U.S. government-sponsored entities and agencies is largely due to changes in interest rates. The fair value is expected to recover as the securities approach maturity.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 3 – Loans

Major classifications of loans were as follows:

	September 30, 2014	June 30, 2014
Commercial	$31,579	$33,809
Commercial real estate:
Construction	3,285	3,688
Other	133,777	131,518
1 – 4 Family residential real estate:
Owner occupied	29,787	31,044
Non-owner occupied	15,817	16,505
Construction	817	186
Consumer	8,521	8,604
Subtotal	223,583	225,354
Less: Net deferred loan fees	(400)	(388)
Allowance for loan losses	(2,419)	(2,405)
Net Loans	$220,764	$222,561

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ending September 30, 2014:

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total

Allowance for loan losses:
Beginning balance	$307	$1,440	$294	$364	$2,405
Provision for loan losses	(7)	15	27	32	67
Loans charged-off	—	—	(33)	(33)	(66)
Recoveries	—	—	1	12	13
Total ending allowance balance	$300	$1,455	$289	$375	$2,419

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ending September 30, 2013:

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total

Allowance for loan losses:
Beginning balance	$161	$1,471	$614	$250	$2,496
Provision for loan losses	(11)	28	(60)	176	133
Loans charged-off	—	—	(61)	(99)	(160)
Recoveries	—	—	7	10	17
Total ending allowance balance	$150	$1,499	$500	$337	$2,486

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2014. Included in the recorded investment in loans is $485 of accrued interest receivable net of deferred loan fees of $400.

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$113	$22	$—	$135
Collectively evaluated for impairment	300	1,342	267	375	2,284
Total ending allowance balance	$300	$1,455	$289	$375	$2,419

Recorded investment in loans:
Loans individually evaluated for impairment	$—	$1,530	$788	$—	$2,318
Loans collectively evaluated for impairment	31,635	135,465	45,716	8,534	221,350
Total ending loans balance	$31,635	$136,995	$46,504	$8,534	$223,668

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2014. Included in the recorded investment in loans is $491 of accrued interest receivable net of deferred loan fees of $388.

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

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents information related to average recorded investment and interest income associated with loans individually evaluated for impairment by class of loans as of September 30, 2014 and for the three months ended September 30, 2014:

	As of September 30, 2014			Three Months ended September 30, 2014
	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial real estate:
Other	$773	$766	$—	$1,350	$—	$—
1-4 Family residential real estate:
Owner occupied	120	120	—	120	—	—
With an allowance recorded:
Commercial real estate:
Other	763	764	113	766	9	9
1-4 Family residential real estate:
Owner occupied	126	126	4	126	2	2
Non-owner occupied	543	542	18	545	5	5
Total	$2,325	$2,318	$135	$2,907	$16	$16

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents information related to loans individually evaluated for impairment by class of loans as of June 30, 2014 and for the three months ended September 30, 2013:

	As of June 30, 2014			Three Months ended September 30, 2013
	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial	$—	$—	$—	$4	$—	$—
Commercial real estate:
Other	1,642	1,635	—	537	—	—
1-4 Family residential real estate:
Owner occupied	121	121	—	124	—	—
Non-owner occupied	472	472	—	142	1	1
With an allowance recorded:
Commercial	—	—	—	31	3	3
Commercial real estate:
Other	768	769	110	791	5	5
1-4 Family residential real estate:
Owner occupied	127	127	4	280	—	—
Non-owner occupied	78	78	4	839	6	6
Total	$3,208	$3,202	$118	$2,748	$15	$15

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the recorded investment in non-accrual and loans past due over 90 days still on accrual by class of loans as of September 30, 2014 and June 30, 2014:

	September 30, 2014		June 30, 2014
		Loans Past Due		Loans Past Due
		Over 90 Days		Over 90 Days
		Still		Still
	Non-accrual	Accruing	Non-accrual	Accruing
Commercial	$—	$—	$—	$—
Commercial real estate:
Other	814	—	1,683	—
1 – 4 Family residential:
Owner occupied	304	—	276	—
Non-owner occupied	—	—	—	—
Consumer	—	—	—	—
Total	$1,118	$—	$1,959	$—

Non-accrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the aging of the recorded investment in past due loans as of September 30, 2014 by class of loans:

	Days Past Due
	30 - 59	60 - 89	90 Days or	Total	Loans Not
	Days	Days	Greater	Past Due	Past Due	Total
Commercial	$—	$—	$—	$—	$31,635	$31,635
Commercial real estate:
Construction	—	—	—	—	3,264	3,264
Other	87	—	757	844	132,887	133,731
1-4 Family residential:
Owner occupied	216	—	223	439	29,432	29,871
Non-owner occupied	—	—	—	—	15,814	15,814
Construction	—	—	—	—	819	819
Consumer	79	9	—	88	8,446	8,534
Total	$382	$9	$980	$1,371	$222,297	$223,668

The above table of past due loans includes the recorded investment in non-accrual loans of $39 in the 30-59 days category, $980 in the 90 days or greater category and $99 in the loans not past due category.

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

The above table of past due loans includes the recorded investment in non-accrual loans of $40 in the 30 - 59 days past due category, $122 in the 60-90 days past due category, $1,706 in the 90 days or greater and $91 in the loans not past due category.

Troubled Debt Restructurings:

As of September 30, 2014, the recorded investment of loans classified as troubled debt restructurings was $1,514 with $135 of specific reserves allocated to these loans. As of June 30, 2014, the recorded investment of loans classified as troubled debt restructurings was $1,528 with $118 of specific reserves allocated to these loans. As of September 30, 2014 and June 30, 2014, the Corporation had not committed to lend any additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

During the three months ended September 30, 2014 and 2013 there were no loan modifications completed that were classified as troubled debt restructurings. There were no charge offs from troubled debt restructurings during the three month periods ended September 30, 2014 and 2013.

There were no loans classified as troubled debt restructurings for which there was a payment default during the three month periods ending September 30, 2014 or 2013. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

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

	As of September 30, 2014
		Special			Not
	Pass	Mention	Substandard	Doubtful	Rated
Commercial	$26,967	$3,669	$133	$—	$866
Commercial real estate:
Construction	3,207	—	57	—	—
Other	125,364	2,686	3,450	1,530	701
1-4 Family residential real estate:
Owner occupied	3,960	—	—	246	25,665
Non-owner occupied	13,954	515	588	542	215
Construction	377	—	—	—	442
Consumer	—	—	—	—	8,534
Total	$173,829	$6,870	$4,228	$2,318	$36,423

	As of June 30, 2014
		Special			Not
	Pass	Mention	Substandard	Doubtful	Rated
Commercial	$29,337	$3,503	$62	$—	$953
Commercial real estate:
Construction	3,619	—	60	—	—
Other	121,659	3,040	3,526	2,404	856
1-4 Family residential real estate:
Owner occupied	3,959	—	—	248	26,924
Non-owner occupied	14,632	565	599	550	155
Construction	—	—	—	—	185
Consumer	—	—	—	—	8,621
Total	$173,206	$7,108	$4,247	$3,202	$37,694

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

Assets and liabilities measured at fair value on a recurring basis are summarized below, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements at September 30, 2014 Using
	Balance at September 30, 2014	Level 1	Level 2	Level 3
Assets:
Obligations of U.S. government-sponsored entities and agencies	$21,585	$—	$21,585	$—
Obligations of states and political subdivisions	45,519	—	45,519	—
Mortgage-backed securities – residential	62,165	—	62,165	—
Collateralized mortgage obligations	3,587	—	3,587	—
Trust preferred security	559	—	559	—

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

		Fair Value Measurements at June 30, 2014 Using
	Balance at June 30, 2014	Level 1	Level 2	Level 3
Assets:
Obligations of U.S. government-sponsored entities and agencies	$18,436	$—	$18,436	$—
Obligations of states and political subdivisions	45,512	—	45,512	—
Mortgage-backed securities - residential	58,104	—	58,104	—
Collateralized mortgage obligations	3,929	—	3,929	—
Trust preferred security	412	—	412	—

There were no transfers between Level 1 and Level 2 during the three month periods ended September 30, 2014 or 2013.

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

Financial assets and financial liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at September 30, 2014 Using
	Balance at September 30, 2014	Level 1	Level 2	Level 3
Impaired loans:
Commercial Real Estate - Other	$101	$—	$—	$101

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

		Fair Value Measurements at June 30, 2014 Using
	Balance at June 30, 2014	Level 1	Level 2	Level 3
Impaired loans:
Commercial Real Estate - Other	$101	$—	$—	$101

Impaired loans included in the tables above are measured for impairment using the fair value of the collateral and had a carrying amount of $101, with no valuation allowance at September 30, 2014 and June 30, 2014. The resulting impact to the provision for loan losses was a reduction of $88 being recorded for the three month period ended September 30, 2013. There was no provision for loan loss recorded related to impaired loans measured at fair value for the three month period ended September 30, 2014.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2014 and June 30, 2014:

	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Impaired loans:

Commercial Real Estate - Other	$101	Sales comparison approach	Adjustment for differences between comparable sales	-14.00% to 31.90%	22.52%

The valuation technique used by an independent third party appraiser in the fair value measurement of collateral for collateral-dependent commercial real estate impaired loans consisted of the sales comparison approach. The significant unobservable inputs used in the fair value measurement relate to any adjustment made to the value set forth in the appraisal due to a distressed sale situation.

The following table shows the estimated fair values of financial instruments that are reported at amortized cost in the Corporation’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

	September 30, 2014		June 30, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial Assets:
Level 1 inputs:
Cash and cash equivalents	$10,712	$10,712	$11,125	$11,125
Level 2 inputs:
Certificates of deposits in other financial institutions	4,206	4,206	2,703	2,703
Loans held for sale	490	494	559	570
Accrued interest receivable	1,220	1,220	1,048	1,048
Level 3 inputs:
Securities held-to-maturity	2,910	2,957	3,000	3,040
Loans, net	220,764	221,579	222,561	223,128
Financial Liabilities:
Level 2 inputs:
Demand and savings deposits	247,330	247,330	243,222	243,222
Time deposits	68,871	69,044	70,675	70,583
Short-term borrowings	21,564	21,564	19,489	19,489
Federal Home Loan Bank advances	8,282	8,634	6,296	6,655
Accrued interest payable	45	45	44	44

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

Time deposits: Fair value of fixed-maturity certificates of deposit was estimated using the rates offered at September 30, 2014 and June 30, 2014, for deposits of similar remaining maturities. Estimated fair value does not include the benefit that result from low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market resulting in a Level 2 classification.

Federal Home Loan Bank advances: Fair value of Federal Home Loan Bank advances was estimated using current rates at September 30, 2014 and June 30, 2014 for similar financing resulting in a Level 2 classification.

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

	For the Three Months Ended September 30,
	2014	2013
Basic:
Net income available to common shareholders	$756	$621
Weighted average common shares outstanding	2,721,695	2,613,698
Basic income per share	$0.28	$0.24

Diluted:
Net income available to common shareholders	$756	$621
Weighted average common shares outstanding	2,721,695	2,613,698
Dilutive effect of restricted stock	418	275
Total common shares and dilutive potential common shares	2,722,113	2,613,973
Dilutive income per share	$0.28	$0.24

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 6 –Accumulated Other Comprehensive Income

The components of other comprehensive income related to unrealized gains and losses on available-for-sale securities for the three month periods ended September 30, 2014 and 2013, were as follows:

	Pretax	Tax Expense (Benefit)	After-tax	Affected Line Item in Consolidated Statements of Income
Balance as of June 30, 2014	$1,944	$(661)	$1,283
Unrealized holding loss on available-for-sale securities arising during the period	(91)	31	(60)
Amounts reclassified from accumulated other comprehensive income	(37)	12	(25)	(a)(b)
Net current period other comprehensive income	(128)	43	(85)
Balance as of September 30, 2014	$1,816	$(618)	$1,198

Balance as of June 30, 2013	$(24)	$8	$(16)
Net current period other comprehensive income	302	(103)	199
Balance as of September 30, 2013	$278	$(95)	$183

(a) Securities gains, net

(b) Income tax expense

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share data)

General

The following is management’s analysis of the Corporation’s results of operations for the three month period ended September 30, 2014, compared to the same period in 2013, and the consolidated balance sheet at September 30, 2014, compared to June 30, 2014. This discussion is designed to provide a more comprehensive review of the operating results and financial condition than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

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

Results of Operations

Three Months Ended September 30, 2014 and September 30, 2013

In the first quarter of fiscal year 2015, net income was $756, or $0.28 per common share, compared with $621, or $0.24 per common share, in the prior year period. The following are key highlights of our results of operations for the three months ending September 30, 2014:

•	net interest income increased to $3,288, or by 8.4%, in the first quarter of fiscal year 2015 from the same prior year period;
•	noninterest income increased by $96 primarily as a result of a $42 increase in gains from the sale of mortgage loans, a $37 gain from the sale of securities and a $22 gain from the sale of other real estate acquired through loan foreclosure that were recognized during the first quarter of fiscal year 2015; and
•	noninterest expenses increased by $223, or 7.8%, in the first quarter of fiscal year 2015 principally as a result of higher salary and employee benefits and occupancy expenses.

Return on average equity and return on average assets were 7.40% and 0.78%, respectively, for the first quarter of fiscal year 2015 compared to 6.82% and 0.70%, respectively, for the first quarter of fiscal year 2014.

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

The Corporation’s net interest margin was 3.79% for the three month periods ended September 30, 2014 and 2013. Net interest income for the three months ended September 30, 2014 increased by $255, or 8.4%, to $3,288 from $3,033 for the same year ago period. The increase in net interest income was primarily the result of an increase in average interest-earning assets.

Interest income for the three months ended September 30, 2014 increased by $245, or 7.5%, from the same year ago period. An increase of $30,516, or 9.1%, in average interest-earning assets from the same prior year period partially offset the impact the low interest rate environment has had on the yield of average interest-earning assets. Interest expense for the three months ended September 30, 2014 decreased by $10, or 3.9%, from the same year ago period. The Corporation’s cost of funds decreased to 0.36% for the three month period ended September 30, 2014 from 0.41% for the same year ago period.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Average Balance Sheets and Analysis of Net Interest Income for the Three Months Ended September 30
(In thousands, except percentages)

	2014			2013
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Taxable securities	$83,166	$463	2.23%	$65,949	$281	1.69%
Nontaxable securities (1)	48,442	526	4.39	42,443	489	4.54
Loans receivable (1)	224,695	2,715	4.79	216,177	2,678	4.91
Interest bearing deposits and federal funds sold	8,969	14	0.62	10,187	12	0.47
Total interest-earning assets	365,272	3,718	4.06%	334,756	3,460	4.10%

Noninterest-earning assets	20,163			19,357

Total Assets	$385,435			$354,113

Interest-bearing liabilities:
NOW	$47,327	$22	0.18%	$38,630	$19	0.20%
Savings	125,210	25	0.08	109,596	21	0.08
Time deposits	69,629	143	0.81	77,968	159	0.81
Short-term borrowings	17,650	7	0.16	13,774	6	0.17
FHLB advances	6,689	48	2.85	6,468	50	3.07
Total interest-bearing liabilities	266,505	245	0.36%	246,436	255	0.41%

Noninterest-bearing liabilities:
Noninterest-bearing checking accounts	75,624			69,057
Other liabilities	2,760			2,531
Total liabilities	344,889			318,024
Shareholders’ equity	40,546			36,089

Total liabilities and shareholders’ equity	$385,435			$354,113

Net interest income, interest rate spread (1)		$3,473	3.70%		$3,205	3.69%

Net interest margin (net interest as a percent of average interest-earning assets) (1)			3.79%			3.79%

Federal tax exemption on non-taxable securities and loans included in interest income		$185			$172

Average interest-earning assets to interest-bearing liabilities	137.06%			135.84%

(1) calculated on a fully taxable equivalent basis

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Provision for Loan Losses

The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management's assessment of the estimated probable incurred credit losses in the Bank’s loan portfolio that have been incurred at each balance sheet date. For the three month period ended September 30, 2014, the provision for loan losses was $67 compared to $133 for the same prior year period. For the three month period ended September 30, 2014, net charge-offs totaled $53, or an annualized net charge-offs to total loan ratio of 0.09%, compared with $143, or 0.27% of total loans, for the same period last year. The allowance for loan losses as a percentage of loans was 1.08% at September 30, 2014 and 1.07% at June 30, 2014.

Non-performing loans were $1,118 as of September 30, 2014 and represented 0.50% of total loans. This compared with $1,959, or 0.87%, at June 30, 2014 and $2,446, or 1.13%, at September 30, 2013. Non-performing loans, impaired loans and loans past due 90 days or greater all declined as a result of receiving proceeds from the private sale of a portion of the collateral securing a commercial real estate credit that was placed on non-accrual during the first quarter of fiscal year 2014. This commercial real estate credit has no specific reserve allocation since it is well secured. The allowance for loan losses to total non-performing loans at September 30, 2014 was 216.37% compared with 122.77% at June 30, 2014 and 101.64% at September 30, 2013.

The provision for loan losses for the period ending September 30, 2014 was considered sufficient by management for maintaining an appropriate allowance for loan losses for probable incurred credit losses.

Non-Interest Income

Non-interest income increased by $96 for the first quarter of fiscal year 2015 from the same period last year. Included in non-interest income is a $37 gain from the sale of securities and a $22 gain from the sale of other real estate acquired through loan foreclosure. Excluding the securities gain and the gain from the sale of other real estate owned, non-interest income increased by $37, or 5.3%, from the same period last year.

Debit card interchange income increased by $15, or 7.0%, from the same period last year primarily due to an increase in debit card usage by our customers.

Service charges on deposit accounts decreased by $43, or 11.8%, for the three month period ended September 30, 2014 compared to the same period last year primarily as a result of a decline in overdraft fee income.

Other income increased by $67 from the same period last year primarily as a result of $42 increase in the gains from the sale of mortgage loans.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Non-Interest Expenses

Total non-interest expenses increased to $3,072, or by 7.8%, during the first quarter of fiscal year 2015, compared with $2,849 during the same year ago period.

Salaries and employee benefits increased by $157, or 10.1%, during the first quarter of fiscal year 2015 primarily due to additional staff hired in the lending area, additional incentive accruals and due to annual merit increases that went into effect on August 1, 2014.

Occupancy and equipment expenses increased by $52, or 16.5%, during the first quarter of fiscal year 2015 from the same period last year primarily as a result of investments in new computer and communication equipment. A new facility is being constructed at the Minerva, Ohio location to replace the existing branch and corporate headquarters. The remaining book value of the Minerva facility is being expensed over the estimated remaining useful life. The new facility is anticipated to be completed during the 2016 fiscal year and upon being placed into service, it is expected that occupancy expenses will increase.

Professional and director fees decreased by $14 or 12.6%, during the first quarter of fiscal year 2015 from the same period last year primarily as a result of lower consulting fees.

Income Taxes

Income tax expense for the three month period ended September 30, 2014 increased by $59, to $184 from $125, compared to a year ago. The effective tax rate was 19.6% for the current quarter as compared to 16.8% for the same period last year.

The effective tax rate differed from the federal statutory rate principally as a result of tax-exempt income from obligations of states and political subdivisions, loans and earnings on bank owned life insurance.

Financial Condition

Total assets at September 30, 2014 were $389,833 compared to $382,477 at June 30, 2014, an increase of $7,356, or an annualized 7.6%.

Available-for-sale securities increased by $7,022 from $126,393 at June 30, 2014 to $133,415 at September 30, 2014. Total deposits increased by $2,304, or an annualized 2.9%, and loans decreased by $1,797 from June 30, 2014.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Non-Performing Assets

The following table presents the aggregate amounts of non-performing assets and respective ratios as of the dates indicated.

	September 30, 2014	June 30, 2014	September 30, 2013
Non-accrual loans	$1,118	$1,959	$2,446
Loans past due over 90 days and still accruing	—	—	—
Total non-performing loans	1,118	1,959	2,446
Other real estate owned	54	204	709
Total non-performing assets	$1,172	$2,163	$3,155

Non-performing loans to total loans	0.50%	0.87%	1.13%
Allowance for loan losses to total non-performing loans	216.37%	122.77%	101.64%

As of September 30, 2014, impaired loans totaled $2,318, of which $886 are included in non-accrual loans. Commercial and commercial real estate loans are classified as impaired if management determines that full collection of principal and interest, in accordance with the terms of the loan documents, is not probable. Impaired loans and non-performing loans have been considered in management’s analysis of the appropriateness of the allowance for loan losses. Management and the Board of Directors are closely monitoring these loans and believe that the prospects for recovery of principal and interest, less identified specific reserves, are favorable.

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

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Net cash inflow from operating activities for the three month period ended September 30, 2014 was $1,766, net cash outflows from investing activities was $8,216 and net cash inflows from financing activities was $6,037. A major source of cash was $8,212 from sales, maturities, calls or principal pay downs on available-for-sale securities, a $2,304 increase in deposits and $4,075 increase in short-term borrowings and Federal Home Loan Bank (FHLB) advances. A major use of cash included the $15,545 purchase of securities. Total cash and cash equivalents was $10,712 as of September 30, 2014 compared to $11,125 at June 30, 2014 and $11,905 at September 30, 2013.

The Bank offers several types of deposit products to its customers. The rates offered by the Bank and the fees charged for them are competitive with others currently available in the market area. Deposits totaled $316,201 at September 30, 2014 compared with $313,897 at June 30, 2014.

To provide an additional source of liquidity, the Corporation has entered into an agreement with the FHLB of Cincinnati. At September 30, 2014, FHLB advances totaled $8,282 as compared with $6,296 at June 30, 2014. As of September 30, 2014, the Bank had the ability to borrow an additional $16,163 from the FHLB based on a blanket pledge of qualifying first mortgage loans. The Corporation considers the FHLB to be a reliable source of liquidity funding, secondary to its deposit base.

Short-term borrowings consisted of repurchase agreements, which is a financing arrangement that matures daily and federal funds purchased from correspondent banks. The Bank pledges securities as collateral for the repurchase agreements. Short-term borrowings increased to $21,564 at September 30, 2014 from $19,489 at June 30, 2014.

Jumbo time deposits (those with balances of $100 and over) totaled $27,697 at September 30, 2014 and $28,224 at June 30, 2014. These deposits are monitored closely by the Corporation and are mainly priced on an individual basis. When these deposits are from a municipality, certain bank-owned securities are pledged to guarantee the safety of these public fund deposits as required by Ohio law. The Corporation has the option to use a fee-paid broker to obtain deposits from outside its normal service area as an additional source of funding. The Corporation, however, does not rely upon these deposits as a primary source of funding and can foresee no dependence on these types of deposits in the near term. The Corporation had no brokered deposits at September 30, 2014 or June 30, 2014. Although management monitors interest rates on an ongoing basis, a quarterly rate sensitivity report is used to determine the effect of interest rate changes on the financial statements. In the opinion of management, enough assets or liabilities could be repriced over the near term (up to three years) to compensate for such changes. The spread on interest rates, or the difference between the average earning assets and the average interest-bearing liabilities, is monitored quarterly.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Capital Resources

Total shareholders’ equity increased by $343 to $40,546 as of September 30, 2014 from $40,203 as of June 30, 2014. The increase was primarily the result of $756 in net income for the current fiscal year which was partially offset by cash dividends paid of $328.

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

The Bank’s leverage and risk-based capital ratios as of September 30, 2014 were 9.8% and 15.5%, respectively. This compares to leverage and risk-based capital ratios of 9.8% and 15.3%, respectively, as of June 30, 2014. The Bank exceeded minimum regulatory capital requirements to be considered well-capitalized for both periods. Management is not aware of any matters occurring subsequent to September 30, 2014 that would cause the Bank’s capital category to change.

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

The Corporation has identified the appropriateness of the allowance for loan losses and the valuation of securities as critical accounting policies and an understanding of these policies are necessary to understand the financial statements. Critical accounting policies are those policies that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Note one (Summary of Significant Accounting Policies - Securities and Allowance for Loan Losses), note two (Securities), note three (Loans) and Management’s Discussion and Analysis of Financial Condition and Results of Operation (Critical Accounting Policies and Use of Significant Estimates) of the 2014 Form 10-K provide detail with regard to the Corporation’s accounting for the allowance for loan losses and valuation of securities and other-than-temporary impairment. There have been no significant changes in the application of accounting policies since June 30, 2014.

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

CONSUMERS BANCORP, INC.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by the report, an evaluation was performed under the supervision and with the participation of the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15e. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2014.

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

None

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not Applicable

Item 5 – Other Information

None

Item 6 – Exhibits

Exhibit
Number	Description

Exhibit 11	Statement regarding Computation of Per Share Earnings (included in Note 5 to the Consolidated Financial Statements).

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Exhibit 101	The following materials from Consumers Bancorp, Inc.’s Form 10-Q Report for the quarterly period ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language) include: (1) Unaudited Consolidated Balance Sheets, (2) Unaudited Consolidated Statements of Income, (3) Unaudited Consolidated Statements of Comprehensive Income, (4) Unaudited Consolidated Statement of Changes in Shareholders’ Equity, (5) Unaudited Condensed Consolidated Statements of Cash Flows, and (6) the Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSUMERS BANCORP, INC.
(Registrant)

Date: November 14, 2014	/s/ Ralph J. Lober
Ralph J. Lober, II
President & Chief Executive Officer
(principal executive officer)

Date: November 14, 2014	/s/ Renee K. Wood
Renee K. Wood
Chief Financial Officer & Treasurer
(principal financial officer)

