Form 10-Q
period 2014-12-31
CONSUMERS BANCORP INC /OH/
filed 2015-02-17
CIK 1006830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) or the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value	Outstanding at February 13, 2015
2,731,612 Common Shares

CONSUMERS BANCORP, INC.

FORM 10-Q

QUARTER ENDED December 31, 2014

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

CONSUMERS BANCORP, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in thousands, except per share data)	December 31, 2014	June 30, 2014
ASSETS
Cash on hand and noninterest-bearing deposits in financial institutions	$8,487	$9,049
Federal funds sold and interest-bearing deposits in financial institutions	3,543	2,076
Total cash and cash equivalents	12,030	11,125
Certificates of deposit in other financial institutions	5,456	2,703
Securities, available-for-sale	132,342	126,393
Securities, held-to-maturity (fair value of $3,726 at December 31, 2014 and $3,040 at June 30, 2014)	3,690	3,000
Federal bank and other restricted stocks, at cost	1,396	1,396
Loans held for sale	625	559
Total loans	228,074	224,966
Less allowance for loan losses	(2,452)	(2,405)
Net loans	225,622	222,561
Cash surrender value of life insurance	6,531	5,967
Premises and equipment, net	9,112	6,713
Other real estate owned	54	204
Accrued interest receivable and other assets	1,489	1,856
Total assets	$398,347	$382,477

LIABILITIES
Deposits
Non-interest bearing demand	$83,635	$75,353
Interest bearing demand	44,572	42,718
Savings	128,498	125,151
Time	67,933	70,675
Total deposits	324,638	313,897

Short-term borrowings	16,435	19,489
Federal Home Loan Bank advances	12,768	6,296
Accrued interest and other liabilities	3,185	2,592
Total liabilities	357,026	342,274
Commitments and contingent liabilities	—	—

SHAREHOLDERS’ EQUITY
Preferred stock (no par value, 350,000 shares authorized, none outstanding)	—	—
Common stock (no par value, 3,500,000 shares authorized; 2,854,133 shares issued as of December 31, 2014 and June 30, 2014)	14,630	14,630
Retained earnings	26,850	25,940
Treasury stock, at cost (122,521 and 129,875 common shares as of December 31, 2014 and June 30, 2014, respectively)	(1,652)	(1,650)
Accumulated other comprehensive income	1,493	1,283
Total shareholders’ equity	41,321	40,203
Total liabilities and shareholders’ equity	$398,347	$382,477

See accompanying notes to consolidated financial statements

CONSUMERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months ended December 31,		Six Months ended December 31,
(Dollars in thousands, except per share amounts)	2014	2013	2014	2013

Interest income
Loans, including fees	$2,728	$2,645	$5,432	$5,312
Securities, taxable	496	413	959	694
Securities, tax-exempt	342	344	694	672
Federal funds sold and other interest bearing deposits	19	9	33	21
Total interest income	3,585	3,411	7,118	6,699
Interest expense
Deposits	182	199	372	398
Short-term borrowings	8	6	15	12
Federal Home Loan Bank advances	47	41	95	91
Total interest expense	237	246	482	501
Net interest income	3,348	3,165	6,636	6,198
Provision for loan losses	57	35	124	168
Net interest income after provision for loan losses	3,291	3,130	6,512	6,030

Non-interest income
Service charges on deposit accounts	320	336	640	699
Debit card interchange income	230	225	459	439
Bank owned life insurance income	44	45	88	91
Securities gains, net	85	32	122	32
Gain on disposition of other real estate owned	—	—	22	—
Other	114	99	253	171
Total non-interest income	793	737	1,584	1,432

Non-interest expenses
Salaries and employee benefits	1,699	1,569	3,416	3,129
Occupancy and equipment	367	328	735	644
Data processing expenses	141	139	283	277
Professional and director fees	121	130	218	241
FDIC assessments	56	55	116	106
Franchise taxes	72	76	149	151
Marketing and advertising	54	67	120	132
Telephone and network communications	65	69	137	142
Debit card processing expenses	123	103	237	214
Other	363	388	722	737
Total non-interest expenses	3,061	2,924	6,133	5,773
Income before income taxes	1,023	943	1,963	1,689
Income tax expense	215	188	399	313
Net income	$808	$755	$1,564	$1,376

Basic and diluted earnings per share	$0.30	$0.28	$0.57	$0.51

See accompanying notes to consolidated financial statements

CONSUMERS BANCORP, INC.

Consolidated statements of comprehensive income (LOSS)

(Unaudited)

(Dollars in thousands)

	Three Months ended December 31,		Six Months ended December 31,
	2014	2013	2014	2013

Net income	$808	$755	$1,564	$1,376

Other comprehensive income (loss), net of tax:
Net change in unrealized gains (losses):

Unrealized gains (losses) arising during the period	531	(595)	440	(293)
Reclassification adjustment for gains included in income	(85)	(32)	(122)	(32)
Net unrealized gain (losses)	446	(627)	318	(325)
Income tax effect	151	(214)	108	(111)
Other comprehensive income (loss)	295	(413)	210	(214)

Total comprehensive income	$1,103	$342	$1,774	$1,162

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months ended December 31,		Six Months ended December 31,
	2014	2013	2014	2013

Balance at beginning of period	$40,546	$37,872	$40,203	$28,143

Net income	808	755	1,564	1,376
Other comprehensive income (loss)	295	(413)	210	(214)
Issuance of 655,668 shares for rights and public offering, net of offering costs of $762	—	—	—	9,237
1,254 and 1,384 Dividend reinvestment plan shares associated with forfeited and expired restricted stock awards retired to treasury stock during the three and six months ended December 31, 2014, respectively	—	—	—	—
Common cash dividends	(328)	(328)	(656)	(656)

Balance at the end of the period	$41,321	$37,886	$41,321	$37,886

Common cash dividends per share	$0.12	$0.12	$0.24	$0.24

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)	Six Months Ended December 31,
	2014	2013
Cash flows from operating activities
Net cash from operating activities	$3,034	$2,495

Cash flow from investing activities
Securities available-for-sale
Purchases	(28,920)	(31,918)
Maturities, calls and principal pay downs	9,912	8,993
Proceeds from sales of available-for-sale securities	13,044	2,765
Securities held-to-maturity
Purchases	(780)	—
Principal pay downs	90	—
Net (increase) decrease in certificates of deposits in other financial institutions	(2,753)	2,447
Net increase in loans	(3,185)	(3,660)
Purchase of Bank owned life insurance	(476)	—
Acquisition of premises and equipment	(2,698)	(869)
Disposal of premises and equipment	6	—
Proceeds from sale of other real estate owned	128	1
Net cash from investing activities	(15,632)	(22,241)

Cash flow from financing activities
Net increase in deposit accounts	10,741	5,485
Net change in short-term borrowings	(3,054)	2,967
Net proceeds from rights and public offering	—	9,237
Proceeds from Federal Home Loan Bank advances	8,500	2,500
Repayments of Federal Home Loan Bank advances	(2,028)	(36)
Dividends paid	(656)	(656)
Net cash from financing activities	13,503	19,497

Increase (decrease) in cash or cash equivalents	905	(249)

Cash and cash equivalents, beginning of period	11,125	9,356
Cash and cash equivalents, end of period	$12,030	$9,107

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$480	$499
Federal income taxes	375	510
Non-cash items:
Transfer from loans to repossessed assets	—	709
Expired and forfeited dividend reinvestment plan shares associated with restricted stock awards that were retired to treasury stock	2	—

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

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 2 – Securities

Available –for-Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2014
Obligations of U.S. government-sponsored entities and agencies	$17,384	$152	$(24)	$17,512
Obligations of state and political subdivisions	44,930	1,071	(111)	45,890
Mortgage-backed securities – residential	63,129	957	(124)	63,962
Collateralized mortgage obligations	4,439	26	(3)	4,462
Trust preferred security	198	318	—	516
Total available-for-sale securities	$130,080	$2,524	$(262)	$132,342

Held-to-Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
December 31, 2014
Obligations of state and political subdivisions	$3,690	$36	$—	$3,726

Available–for-Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2014
Obligations of U.S. government-sponsored entities and agencies	$18,345	$126	$(35)	$18,436
Obligations of state and political subdivisions	44,645	1,124	(257)	45,512
Mortgage-backed securities – residential	57,370	965	(231)	58,104
Collateralized mortgage obligations	3,887	42	—	3,929
Trust preferred security	202	210	—	412
Total available-for-sale securities	$124,449	$2,467	$(523)	$126,393

Held-to-Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
June 30, 2014
Obligations of state and political subdivisions	$3,000	$40	$—	$3,040

Proceeds from the sales and calls of available-for-sale securities were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Proceeds	$8,672	$2,765	$13,044	$2,765
Gross realized gains	154	33	191	33
Gross realized losses	69	1	69	1

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The income tax provision applicable to these net realized gains and losses was $29 and $42 for the three and six months ended December 31, 2014, respectively and $11 for the three and six months ended December 31, 2013.

The amortized cost and fair values of debt securities at December 31, 2014, by expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, collateralized mortgage obligations and the trust preferred security are shown separately.

Available-for-Sale	Amortized Cost	Fair Value
Due in one year or less	$3,309	$3,317
Due after one year through five years	10,534	10,612
Due after five years through ten years	32,514	33,114
Due after ten years	15,957	16,359
Total	62,314	63,402

Mortgage-backed securities – residential	63,129	63,962
Collateralized mortgage obligations	4,439	4,462
Trust preferred security	198	516
Total available-for-sale securities	$130,080	$132,342

Held-to-Maturity

Due after five years through ten years	780	780
Due after ten years	2,910	2,946
Total held-to-maturity securities	$3,690	$3,726

The following table summarizes the securities with unrealized losses at December 31, 2014 and June 30, 2014, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or more		Total
Available-for-sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2014
Obligations of U.S. government- sponsored entities and agencies	$5,460	$(24)	$—	$—	$5,460	$(24)
Obligations of states and political subdivisions	5,646	(41)	4,910	(70)	10,556	(111)
Mortgage-backed securities – residential	8,437	(25)	6,669	(99)	15,106	(124)
Collateralized mortgage obligations	1,263	(3)	—	—	1,263	(3)

Total temporarily impaired	$20,806	$(93)	$11,579	$(169)	$32,385	$(262)

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

In determining OTTI under the ASC Topic 320 model, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a certain point in time.

The unrealized losses within the securities portfolio as of December 31, 2014 have not been recognized into income because the decline in fair value is not attributed to credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery. The decline in fair value of the residential mortgage-backed securities, obligations of state and political subdivisions and obligations of U.S. government-sponsored entities and agencies is largely due to changes in interest rates. The fair value is expected to recover as the securities approach maturity.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 3 – Loans

Major classifications of loans were as follows:

	December 31, 2014	June 30, 2014
Commercial	$32,079	$33,809
Commercial real estate:
Construction	6,868	3,688
Other	135,176	131,518
1 – 4 Family residential real estate:
Owner occupied	29,779	31,044
Non-owner occupied	15,541	16,505
Construction	814	186
Consumer	8,224	8,604
Subtotal	228,481	225,354
Less: Net deferred loan fees	(407)	(388)
Allowance for loan losses	(2,452)	(2,405)
Net Loans	$225,622	$222,561

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ending December 31, 2014:

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total

Allowance for loan losses:
Beginning balance	$300	$1,455	$289	$375	$2,419
Provision for loan losses	11	38	(2)	10	57
Loans charged-off	—	—	—	(35)	(35)
Recoveries	—	—	1	10	11
Total ending allowance balance	$311	$1,493	$288	$360	$2,452

The following table presents the activity in the allowance for loan losses by portfolio segment for the six months ending December 31, 2014:

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total

Allowance for loan losses:
Beginning balance	$307	$1,440	$294	$364	$2,405
Provision for loan losses	4	53	25	42	124
Loans charged-off	—	—	(33)	(68)	(101)
Recoveries	—	—	2	22	24
Total ending allowance balance	$311	$1,493	$288	$360	$2,452

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

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2014. Included in the recorded investment in loans is $506 of accrued interest receivable net of deferred loan fees of $407.

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$106	$18	$—	$124
Collectively evaluated for impairment	311	1,387	270	360	2,328
Total ending allowance balance	$311	$1,493	$288	$360	$2,452

Recorded investment in loans:
Loans individually evaluated for impairment	$—	$3,736	$781	$—	$4,517
Loans collectively evaluated for impairment	32,134	138,245	45,442	8,242	224,063
Total ending loans balance	$32,134	$141,981	$46,223	$8,242	$228,580

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

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents information related to average recorded investment and interest income associated with loans individually evaluated for impairment by class of loans as of December 31, 2014 and for the six months ended December 31, 2014:

	As of December 31, 2014			Six Months ended December 31, 2014
	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial real estate:
Other	$2,973	$2,973	$—	$1,426	$—	$—
1-4 Family residential real estate:
Owner occupied	119	119	—	120	—	—
Non-owner occupied	74	74	—	37	—	—
With an allowance recorded:
Commercial real estate:
Other	762	762	106	763	18	18
1-4 Family residential real estate:
Owner occupied	125	125	4	126	4	4
Non-owner occupied	464	463	14	505	10	10
Total	$4,517	$4,516	$124	$2,977	$32	$32

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents information related to average recorded investment and interest income associated with loans individually evaluated for impairment by class of loans for the three months ended December 31, 2014:

	Average	Interest	Cash Basis
	Recorded	Income	Interest
	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial real estate:
Other	$1,502	$—	$—
1-4 Family residential real estate:
Owner occupied	120	—	—
Non-owner occupied	74	—	—
With an allowance recorded:
Commercial real estate:
Other	760	9	9
1-4 Family residential real estate:
Owner occupied	125	2	2
Non-owner occupied	465	5	5
Total	$3,046	$16	$16

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents information related to loans individually evaluated for impairment by class of loans as of June 30, 2014 and for the six months ended December 31, 2013:

	As of June 30, 2014			Six Months ended December 31, 2013
	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial	$—	$—	$—	$3	$—	$—
Commercial real estate:
Other	1,642	1,635	—	1,009	—	—
1-4 Family residential real estate:
Owner occupied	121	121	—	124	—	—
Non-owner occupied	472	472	—	132	2	2
With an allowance recorded:
Commercial	—	—	—	15	3	3
Commercial real estate:
Other	768	769	110	787	10	10
1-4 Family residential real estate:
Owner occupied	127	127	4	280	—	—
Non-owner occupied	78	78	4	690	9	9
Total	$3,208	$3,202	$118	$3,040	$24	$24

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

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the recorded investment in non-accrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2014 and June 30, 2014:

	December 31, 2014		June 30, 2014
		Loans Past Due		Loans Past Due
		Over 90 Days		Over 90 Days
		Still		Still
	Non-accrual	Accruing	Non-accrual	Accruing
Commercial	$—	$—	$—	$—
Commercial real estate:
Other	811	—	1,683	—
1 – 4 Family residential:
Owner occupied	289	—	276	—
Non-owner occupied	—	—	—	—
Consumer	—	—	—	—
Total	$1,100	$—	$1,959	$—

Non-accrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the aging of the recorded investment in past due loans as of December 31, 2014 by class of loans:

	Days Past Due
	30 - 59	60 - 89	90 Days or	Total	Loans Not
	Days	Days	Greater	Past Due	Past Due	Total
Commercial	$—	$—	$—	$—	$32,134	$32,134
Commercial real estate:
Construction	—	—	—	—	6,844	6,844
Other	—	—	756	756	134,381	135,137
1-4 Family residential:
Owner occupied	72	69	223	364	29,504	29,868
Non-owner occupied	—	—	—	—	15,535	15,535
Construction	—	—	—	—	820	820
Consumer	58	43	—	101	8,141	8,242
Total	$130	$112	$979	$1,221	$227,359	$228,580

The above table of past due loans includes the recorded investment in non-accrual loans of $56 in the 60-89 days category, $979 in the 90 days or greater category and $65 in the loans not past due category.

The following table presents the aging of the recorded investment in past due loans as of June 30, 2014 by class of loans:

	Days Past Due
	30 - 59	60 – 89	90 Days or	Total	Loans Not
	Days	Days	Greater	Past Due	Past Due	Total
Commercial	$66	$—	$—	$66	$33,789	$33,855
Commercial real estate:
Construction	—	—	—	—	3,679	3,679
Other	—	—	1,625	1,625	129,860	131,485
1-4 Family residential:
Owner occupied	111	122	81	314	30,817	31,131
Non-owner occupied	—	39	—	39	16,462	16,501
Construction	—	—	—	—	185	185
Consumer	106	—	—	106	8,515	8,621
Total	$283	$161	$1,706	$2,150	$223,307	$225,457

The above table of past due loans includes the recorded investment in non-accrual loans of $40 in the 30-59 days past due category, $122 in the 60-90 days past due category, $1,706 in the 90 days or greater and $91 in the loans not past due category.

Troubled Debt Restructurings:

As of December 31, 2014, the recorded investment of loans classified as troubled debt restructurings was $1,507 with $124 of specific reserves allocated to these loans. As of June 30, 2014, the recorded investment of loans classified as troubled debt restructurings was $1,528 with $118 of specific reserves allocated to these loans. As of December 31, 2014 and June 30, 2014, the Corporation had not committed to lend any additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

During the three and six months ended December 31, 2014 and 2013 there were no loan modifications completed that were classified as troubled debt restructurings. There were no charge offs from troubled debt restructurings during the three and six month periods ended December 31, 2014 and 2013.

There were no loans classified as troubled debt restructurings for which there was a payment default during the three or six month periods ending December 31, 2014 or 2013. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

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

	As of December 31, 2014
		Special			Not
	Pass	Mention	Substandard	Doubtful	Rated
Commercial	$27,297	$3,830	$126	$—	$881
Commercial real estate:
Construction	6,791	—	53	—	—
Other	124,291	2,636	5,614	1,526	1,070
1-4 Family residential real estate:
Owner occupied	4,315	—	—	244	25,309
Non-owner occupied	13,682	500	582	537	234
Construction	716	—	—	—	104
Consumer	—	—	—	—	8,242
Total	$177,092	$6,966	$6,375	$2,307	$35,840

	As of June 30, 2014
		Special			Not
	Pass	Mention	Substandard	Doubtful	Rated
Commercial	$29,337	$3,503	$62	$—	$953
Commercial real estate:
Construction	3,619	—	60	—	—
Other	121,659	3,040	3,526	2,404	856
1-4 Family residential real estate:
Owner occupied	3,959	—	—	248	26,924
Non-owner occupied	14,632	565	599	550	155
Construction	—	—	—	—	185
Consumer	—	—	—	—	8,621
Total	$173,206	$7,108	$4,247	$3,202	$37,694

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

Assets and liabilities measured at fair value on a recurring basis are summarized below, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements at December 31, 2014 Using
	Balance at December 31, 2014	Level 1	Level 2	Level 3
Assets:
Obligations of U.S. government-sponsored entities and agencies	$17,512	$—	$17,512	$—
Obligations of states and political subdivisions	45,890	—	45,890	—
Mortgage-backed securities – residential	63,962	—	63,962	—
Collateralized mortgage obligations	4,462	—	4,462	—
Trust preferred security	516	—	516	—

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

There were no transfers between Level 1 and Level 2 during the six month periods ended December 31, 2014 or 2013.

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

Financial assets and financial liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at December 31, 2014 Using
	Balance at December 31, 2014	Level 1	Level 2	Level 3
Impaired loans:
Commercial Real Estate - Other	$101	$—	$—	$101

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

		Fair Value Measurements at June 30, 2014 Using
	Balance at June 30, 2014	Level 1	Level 2	Level 3
Impaired loans:
Commercial Real Estate - Other	$101	$—	$—	$101

Impaired loans included in the tables above are measured for impairment using the fair value of the collateral and had a carrying amount of $101, with no valuation allowance at December 31, 2014 and June 30, 2014. The resulting impact to the provision for loan losses was an increase of $25 being recorded for the three month period ended December 31, 2013 and a reduction of $63 being recorded for the six month period ended December 31, 2013. There was no provision for loan loss recorded related to impaired loans measured at fair value for the three or six month periods ended December 31, 2014.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2014 and June 30, 2014:

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

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

	December 31, 2014		June 30, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Level 1 inputs:
Cash and cash equivalents	$12,030	$12,030	$11,125	$11,125
Level 2 inputs:
Certificates of deposits in other financial institutions	5,456	5,456	2,703	2,703
Loans held for sale	625	635	559	570
Accrued interest receivable	1,059	1,059	1,048	1,048
Level 3 inputs:
Securities held-to-maturity	3,690	3,726	3,000	3,040
Loans, net	225,622	226,567	222,561	223,128
Financial Liabilities:
Level 2 inputs:
Demand and savings deposits	256,705	256,705	243,222	243,222
Time deposits	67,933	68,050	70,675	70,583
Short-term borrowings	16,435	16,435	19,489	19,489
Federal Home Loan Bank advances	12,768	13,022	6,296	6,655
Accrued interest payable	46	46	44	44

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

Time deposits: Fair value of fixed-maturity certificates of deposit was estimated using the rates offered at December 31, 2014 and June 30, 2014, for deposits of similar remaining maturities. Estimated fair value does not include the benefit that result from low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market resulting in a Level 2 classification.

Federal Home Loan Bank advances: Fair value of Federal Home Loan Bank advances was estimated using current rates at December 31, 2014 and June 30, 2014 for similar financing resulting in a Level 2 classification.

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

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2014	2013	2014	2013
Basic:
Net income available to common shareholders	$808	$755	$1,564	$1,376
Weighted average common shares outstanding	2,728,686	2,726,687	2,728,114	2,674,816
Basic income per share	$0.30	$0.28	$0.57	$0.51

Diluted:
Net income available to common shareholders	$808	$755	$1,564	$1,376
Weighted average common shares outstanding	2,728,686	2,726,687	2,728,114	2,674,816
Dilutive effect of restricted stock	271	364	342	296
Total common shares and dilutive potential common shares	2,728,957	2,727,051	2,728,456	2,675,112
Dilutive income per share	$0.30	$0.28	$0.57	$0.51

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 6 –Accumulated Other Comprehensive Income

The components of other comprehensive income related to unrealized gains and losses on available-for-sale securities for the three and six month periods ended December 31, 2014 and 2013, were as follows:

	Pretax	Tax Expense (Benefit)	After-tax	Affected Line Item in Consolidated Statements of Income
Balance as of September 30, 2014	$1,816	$(618)	$1,198
Unrealized holding gain on available-for-sale securities arising during the period	531	(180)	351
Amounts reclassified from accumulated other comprehensive income	(85)	29	(56)	(a)(b)
Net current period other comprehensive income	446	(151)	295
Balance as of December 31, 2014	$2,262	$(769)	$1,493

Balance as of September 30, 2013	$278	$(95)	$183
Net current period other comprehensive income	(627)	214	(413)
Balance as of December 31, 2013	$(349)	$119	$(230)

	Pretax	Tax Expense (Benefit)	After-tax	Affected Line Item in Consolidated Statements of Income
Balance as of June 30, 2014	$1,944	$(661)	$1,283
Unrealized holding gain on available-for-sale securities arising during the period	440	(150)	290
Amounts reclassified from accumulated other comprehensive income	(122)	42	(80)	(a)(b)
Net current period other comprehensive income	318	(108)	210
Balance as of December 31, 2014	$2,262	$(769)	$1,493

Balance as of June 30, 2013	$(24)	$8	$(16)
Net current period other comprehensive income	(325)	111	(214)
Balance as of December 31, 2013	$(349)	$119	$(230)

(a) Securities gains, net

(b) Income tax expense

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share data)

General

The following is management’s analysis of the Corporation’s results of operations for the three and six month periods ended December 31, 2014, compared to the same periods in 2013, and the consolidated balance sheet at December 31, 2014, compared to June 30, 2014. This discussion is designed to provide a more comprehensive review of the operating results and financial condition than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

Overview

Consumers Bancorp, Inc., a bank holding company incorporated under the laws of the State of Ohio (the Corporation), owns all of the issued and outstanding common shares of Consumers National Bank, a bank chartered under the laws of the United States of America (the Bank). The Corporation’s activities have been limited primarily to holding the common shares of the Bank. The Bank’s business involves attracting deposits from businesses and individual customers and using such deposits to originate commercial, mortgage and consumer loans in its market area, consisting primarily of Stark, Columbiana, Carroll, Summit and contiguous counties in Ohio. The Bank also invests in securities consisting primarily of U.S. government sponsored entities, municipal obligations, mortgage-backed and collateralized mortgage obligations issued by Fannie Mae, Freddie Mac and Ginnie Mae.

Results of Operations

Three and Six Months Ended December 31, 2014 and December 31, 2013

In the second quarter of fiscal year 2015, net income was $808, or $0.30 per common share, compared with $755, or $0.28 per common share, in the prior year period. The following are key highlights of our results of operations for the three months ending December 31, 2014:

•	net interest income increased by $183, or by 5.8%, in the second quarter of fiscal year 2015 from the same prior year period;
•	noninterest income increased by $56 primarily as a result of a $53 increase from the gains on sale of securities and a $33 increase in gains from the sale of mortgage loans; and
•	noninterest expenses increased by $137, or 4.7%, in the second quarter of fiscal year 2015 principally as a result of higher salary and employee benefits and occupancy expenses.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

In the first six months of fiscal year 2015, net income was $1,564, or $0.57 per common share, compared with $1,376, or $0.51 per common share, in the prior year period. The following are key highlights of our results of operations for the six months ending December 31, 2014:

•	net interest income increased by $438, or 7.1%, in fiscal year 2015 from the same prior year period;
•	loan loss provision expense in fiscal year 2015 totaled $124 compared to $168 in the same prior year period;
•	noninterest income increased by $152, or 10.6%, in fiscal year 2015 from the same prior year period mainly as a result of a $90 increase from the gains on sale of securities and a $75 increase in gains from the sale of mortgage loans; and
•	noninterest expenses increased by $360, or 6.2%, in fiscal year 2015 principally as a result of higher salary and employee benefits due to staff hired in the lending area and an increase in occupancy expenses.

Return on average equity (ROE) and return on average assets (ROA) were 7.78% and 0.82%, respectively, for the second quarter of fiscal year 2015 compared to 7.87% and 0.82%, respectively, for the same prior year period. ROE and ROA were 7.59% and 0.80%, respectively, for the first six months of fiscal year 2015 compared to 7.36% and 0.76%, respectively, for the same prior year period.

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

The Corporation’s net interest margin was 3.79% for the three month period ended December 31, 2014 compared with 3.85% for the same prior year period. Net interest income for the three months ended December 31, 2014 increased by $183, or 5.8%, to $3,348 from $3,165 for the same year ago period. The increase in net interest income was primarily the result of an increase in average interest-earning assets.

Interest income for the three months ended December 31, 2014 increased by $174, or 5.1%, from the same year ago period. An increase of $26,498, or 7.7%, in average interest-earning assets from the same prior year period partially offset the impact the low interest rate environment has had on the yield of average interest-earning assets. Interest expense for the three months ended December 31, 2014 decreased by $9, or 3.7%, from the same year ago period. The Corporation’s cost of funds decreased to 0.35% for the three month period ended December 31, 2014 from 0.39% for the same year ago period.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

The Corporation’s net interest margin for the six months ended December 31, 2014 was 3.79%, compared to 3.83% for the same year ago period. Net interest income for the six months ended December 31, 2014 increased by $438, or 7.1%, to $6,636 from $6,198 for the same year ago period. The increase in net interest income was primarily the result of an increase in average interest-earning assets.

Interest income for the six months ended December 31, 2014 increased by $419, or 6.3%, from the same year ago period. An increase of $28,504, or 8.4%, in average interest-earning assets more than offset the impact the low interest rate environment has had on the yield of average interest-earning assets. Interest expense for the six months ended December 31, 2014 decreased by $19, or 3.8%, from the same year ago period. The Corporation’s cost of funds decreased to 0.36% for the six month period ended December 31, 2014 from 0.40% for the same year ago period.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Average Balance Sheets and Analysis of Net Interest Income for the Three Months Ended December 31

(In thousands, except percentages)

	2014			2013
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Taxable securities	$86,743	$496	2.30%	$75,455	$413	2.18%
Nontaxable securities (1)	48,317	512	4.30	44,497	514	4.58
Loans receivable (1)	225,412	2,738	4.82	216,335	2,656	4.87
Interest bearing deposits and federal funds sold	10,596	19	0.71	8,283	9	0.43
Total interest-earning assets	371,068	3,765	4.05%	344,570	3,592	4.14%

Noninterest-earning assets	21,550			19,755

Total Assets	$392,618			$364,325

Interest-bearing liabilities:
NOW	$45,572	$16	0.14%	$39,670	$21	0.21%
Savings	126,720	26	0.08	114,662	22	0.08
Time deposits	69,266	140	0.80	74,863	156	0.83
Short-term borrowings	18,567	8	0.17	15,690	6	0.15
Federal Home Loan Bank advances	6,801	47	2.74	6,477	41	2.51
Total interest-bearing liabilities	266,926	237	0.35%	251,362	246	0.39%

Noninterest-bearing liabilities:
Noninterest-bearing checking accounts	81,216			72,473
Other liabilities	3,296			2,374
Total liabilities	351,438			326,209
Shareholders’ equity	41,180			38,116

Total liabilities and
shareholders’ equity	$392,618			$364,325

Net interest income, interest rate spread (1)		$3,528	3.70%		$3,346	3.75%

Net interest margin (net interest as a percent of average interest-earning assets) (1)			3.79%			3.85%

Federal tax exemption on non-taxable securities and loans included in interest income		$180			$181

Average interest-earning assets to interest-bearing liabilities	139.02%			137.08%

(1) calculated on a fully taxable equivalent basis

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Average Balance Sheets and Analysis of Net Interest Income for the Six Months Ended December 31
(In thousands, except percentages)

	2014			2013
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Taxable securities	$84,954	$959	2.27%	$70,703	$694	1.95%
Nontaxable securities (1)	48,380	1,038	4.34	43,470	1,003	4.56
Loans receivable (1)	225,053	5,453	4.81	216,256	5,334	4.89
Interest bearing deposits and federal funds sold	9,782	33	0.67	9,236	21	0.45
Total interest-earning assets	368,168	7,483	4.05%	339,665	7,052	4.12%

Noninterest-earning assets	20,858			19,554

Total Assets	$389,027			$359,219

Interest-bearing liabilities:
NOW	$46,449	$38	0.16%	$39,150	$40	0.20%
Savings	125,965	51	0.08	112,129	43	0.08
Time deposits	69,448	283	0.81	76,415	315	0.82
Short-term borrowings	18,108	15	0.16	14,732	12	0.16
Federal Home Loan Bank advances	6,745	95	2.79	6,473	91	2.79
Total interest-bearing liabilities	266,715	482	0.36%	248,899	501	0.40%

Noninterest-bearing liabilities:
Noninterest-bearing checking accounts	78,420			70,765
Other liabilities	3,029			2,452
Total liabilities	348,164			322,116
Shareholders’ equity	40,863			37,103

Total liabilities and shareholders’ equity	$389,027			$359,219

Net interest income, interest rate spread (1)		$7,001	3.69%		$6,551	3.72%

Net interest margin (net interest as a percent of average interest-earning assets) (1)			3.79%			3.83%

Federal tax exemption on non-taxable securities and loans included in interest income		$365			$353

Average interest-earning assets to interest-bearing liabilities	138.04%			136.47%

(1) calculated on a fully taxable equivalent basis

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Provision for Loan Losses

The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management's assessment of the estimated probable incurred credit losses in the Bank’s loan portfolio that have been incurred at each balance sheet date. For the three month period ended December 31, 2014, the provision for loan losses was $57 compared to $35 for the same prior year period. For the six month period ended December 31, 2014, the provision for loan losses was $124 compared to $168 for the same prior year period. For the six month period ended December 31, 2014, net charge-offs totaled $77, or an annualized net charge-offs to total loan ratio of 0.07%, compared with $177, or 0.16% of total loans, for the same period last year. The allowance for loan losses as a percentage of loans was 1.07% at December 31, 2014 and June 30, 2014.

Non-performing loans were $1,100 as of December 31, 2014 and represented 0.48% of total loans. This compared with $1,959, or 0.87%, at June 30, 2014 and $2,401, or 1.09%, at December 31, 2013. Non-performing loans and loans past due 90 days or greater declined from June 30, 2014 as a result of receiving proceeds from the private sale of a portion of the collateral securing a commercial real estate credit that was placed on non-accrual during the first quarter of fiscal year 2014. This commercial real estate credit has no specific reserve allocation since it is well secured. The allowance for loan losses to total non-performing loans at December 31, 2014 was 222.91% compared with 122.77% at June 30, 2014 and 103.58% at December 31, 2013. Impaired loans increased from $3,202 at June 30, 2014 to $4,517 as of December 31, 2014 as a result of the downgrade of a commercial real estate credit with an unpaid principal balance of $2,203 that is secured by two commercial real estate properties and a residential real estate property. As of December 31, 2014 the loan was not past due and payments were received in January and February 2015. However; subsequent to quarter end management became aware of legal difficulties the borrower is experiencing that could potentially result in foreclosure proceedings. In the event management pursues foreclosure, this credit will be placed on non-accrual which will result in the increase of non-performing loans. This commercial real estate credit has no specific reserve allocation since it appears to be well secured by underlying collateral comprised of residential real estate and two commercial business properties that remain operational.

The provision for loan losses for the period ending December 31, 2014 was considered sufficient by management for maintaining an appropriate allowance for loan losses for probable incurred credit losses.

Non-Interest Income

Non-interest income increased by $56 for the second quarter of fiscal year 2015 from the same period last year. Included in non-interest income for the second quarter of fiscal year 2015 was an $85 gain from the sale of securities compared with a $32 gain in the same prior year period. Excluding the securities gains, non-interest income increased to $708 for the three months ended December 31, 2014 from $705 during the same period last year.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Debit card interchange income increased by $5, or 2.2%, from the same period last year primarily due to an increase in debit card usage by our customers.

Service charges on deposit accounts decreased by $16, or 4.8%, for the three month period ended December 31, 2014 compared to the same period last year primarily as a result of a decline in overdraft fee income.

Non-interest income increased by $152, or 10.6%, to $1,584 for the first six months of fiscal year 2015, compared to $1,432 for the same period last year. Non-interest income for the first six months of fiscal year 2015 included a net gain from the sale of securities of $122 compared with a net gain of $32 recognized during the same prior year period.

Service charges on deposit accounts decreased by $59, or 8.4%, for the six month period ended December 31, 2014 compared to the same period last year primarily as a result of a decline in overdraft fee income.

Debit card interchange income increased by $20, or 4.6%, from the same period last year primarily due to an increase in debit card usage by our customers.

Other income increased by $82 from the same period last year primarily as a result of $75 increase in gains from the sale of mortgage loans.

Non-Interest Expenses

Total non-interest expenses increased to $3,061, or by 4.7%, during the second quarter of fiscal year 2015, compared with $2,924 during the same year ago period.

Salaries and employee benefits increased by $130, or 8.3%, during the second quarter of fiscal year 2015 primarily due to additional staff hired in the lending area and due to annual merit increases that went into effect on August 1, 2014.

Occupancy and equipment expenses increased by $39, or 11.9%, during the second quarter of fiscal year 2015 from the same period last year primarily as a result of investments in new computer and communication equipment.

Total non-interest expenses increased to $6,133, or by 6.2%, during the first six months of fiscal year 2015, compared with $5,773 during the same year ago period.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Salaries and employee benefits increased by $287, or 9.2%, during the first six months of fiscal year 2015 due to additional staff hired in the lending area, due to annual merit increases that went into effect on August 1, 2014 and increased expenses associated with employee insurance due to a higher level of employee enrollment.

Occupancy and equipment expenses increased by $91, or 14.1%, during the first six months of fiscal year 2015 from the same period last year primarily as a result of investments in new computer and communication equipment. In December 2014 a lease was signed for a loan production office in Stow, Ohio that will be opened during the third quarter of fiscal year 2015. Also, a new facility is being constructed at the Minerva, Ohio location to replace the existing branch and corporate headquarters. The remaining book value of the Minerva facility is being expensed over the estimated remaining useful life. The new facility is anticipated to be completed during the 2016 fiscal year and upon being placed into service, it is expected that occupancy expenses will increase.

Professional and director fees decreased by $23 or 9.5%, during the first six months of fiscal year 2015 from the same period last year primarily as a result of lower consulting fees.

Other expenses totaled $363 for the six months ended December 31, 2014 and included $52 of loan and collection expenses. Loan and collection expenses are anticipated to increase as a result of resolution efforts for the $2,203 commercial real estate credit previously mentioned.

Income Taxes

Income tax expense for the three month period ended December 31, 2014 increased by $27, to $215 from $188, compared to a year ago. The effective tax rate was 21.0% for the current quarter as compared to 19.9% for the same period last year.

Income tax expense for the six month period ended December 31, 2014 increased by $86, to $399 from $313, compared to a year ago. The effective tax rate was 20.3% for the current period as compared to 18.5% for the same period last year.

The effective tax rate differed from the federal statutory rate principally as a result of tax-exempt income from obligations of states and political subdivisions, loans and earnings on bank owned life insurance.

Financial Condition

Total assets at December 31, 2014 were $398,347 compared to $382,477 at June 30, 2014, an increase of $15,870, or an annualized 8.2%. Net premises and equipment increased by $2,399 from $6,713 at June 30, 2014 to $9,112 at December 31, 2014 as a result of payments toward the new facility that is being constructed at the Minerva, Ohio location to replace the existing branch and corporate headquarters.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Available-for-sale securities increased by $5,949 from $126,393 at June 30, 2014 to $132,342 at December 31, 2014. Total deposits increased by $10,741, or an annualized 6.8%, and loans increased by $3,108, or an annualized 2.7%, from June 30, 2014. Federal Home Loan Bank (FHLB) advances increased by $6,472 from $6,296 at June 30, 2014 to $12,768 at December 31, 2014 to meet short-term funding needs.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Non-Performing Assets

The following table presents the aggregate amounts of non-performing assets and respective ratios as of the dates indicated.

	December 31, 2014	June 30, 2014	December 31, 2013
Non-accrual loans	$1,100	$1,959	$2,401
Loans past due over 90 days and still accruing	—	—	—
Total non-performing loans	1,100	1,959	2,401
Other real estate owned	54	204	709
Total non-performing assets	$1,154	$2,163	$3,110

Non-performing loans to total loans	0.48%	0.87%	1.09%
Allowance for loan losses to total non-performing loans	222.91%	122.77%	103.58%

As of December 31, 2014, impaired loans totaled $4,517, of which $883 are included in non-accrual loans. Commercial and commercial real estate loans are classified as impaired if management determines that full collection of principal and interest, in accordance with the terms of the loan documents, is not probable. Impaired loans and non-performing loans have been considered in management’s analysis of the appropriateness of the allowance for loan losses. Management and the Board of Directors are closely monitoring these loans and believe that the prospects for recovery of principal and interest, less identified specific reserves, are favorable.

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

(Dollars in thousands, except per share data)

Net cash inflow from operating activities for the six month period ended December 31, 2014 was $3,034, net cash outflows from investing activities was $15,632 and net cash inflows from financing activities was $13,503. A major source of cash was $22,956 from sales, maturities, calls or principal pay downs on available-for-sale securities, a $10,741 increase in deposits and a net increase of $6,472 in Federal Home Loan Bank (FHLB) advances. A major use of cash included the $28,920 purchase of securities, $3,185 increase in loans and $2,698 acquisition of premises and equipment. Total cash and cash equivalents was $12,030 as of December 31, 2014 compared to $11,125 at June 30, 2014 and $9,107 at December 31, 2013.

The Bank offers several types of deposit products to its customers. The rates offered by the Bank and the fees charged for them are competitive with others currently available in the market area. Deposits totaled $324,638 at December 31, 2014 compared with $313,897 at June 30, 2014.

To provide an additional source of liquidity, the Corporation has entered into an agreement with the FHLB of Cincinnati. At December 31, 2014, FHLB advances totaled $12,768 as compared with $6,296 at June 30, 2014. As of December 31, 2014, the Bank had the ability to borrow an additional $11,598 from the FHLB based on a blanket pledge of qualifying first mortgage loans. The Corporation considers the FHLB to be a reliable source of liquidity funding, secondary to its deposit base.

Short-term borrowings consisted of repurchase agreements, which is a financing arrangement that matures daily and federal funds purchased from correspondent banks. The Bank pledges securities as collateral for the repurchase agreements. Short-term borrowings decreased to $16,435 at December 31, 2014 from $19,489 at June 30, 2014.

Jumbo time deposits (those with balances of $100 and over) totaled $27,344 at December 31, 2014 and $28,224 at June 30, 2014. These deposits are monitored closely by the Corporation and are mainly priced on an individual basis. When these deposits are from a municipality, certain bank-owned securities are pledged to guarantee the safety of these public fund deposits as required by Ohio law. The Corporation has the option to use a fee-paid broker to obtain deposits from outside its normal service area as an additional source of funding. The Corporation, however, does not rely upon these deposits as a primary source of funding and can foresee no dependence on these types of deposits in the near term. The Corporation had no brokered deposits at December 31, 2014 or June 30, 2014. Although management monitors interest rates on an ongoing basis, a quarterly rate sensitivity report is used to determine the effect of interest rate changes on the financial statements. In the opinion of management, enough assets or liabilities could be repriced over the near term (up to three years) to compensate for such changes. The spread on interest rates, or the difference between the average earning assets and the average interest-bearing liabilities, is monitored quarterly.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Capital Resources

Total shareholders’ equity increased by $1,118 to $41,321 as of December 31, 2014 from $40,203 as of June 30, 2014. The increase was primarily the result of $1,564 in net income for the current fiscal year which was partially offset by cash dividends paid of $656.

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

The Bank’s leverage and risk-based capital ratios as of December 31, 2014 were 9.7% and 15.3%, respectively. This compares to leverage and risk-based capital ratios of 9.8% and 15.3%, respectively, as of June 30, 2014. The Bank exceeded minimum regulatory capital requirements to be considered well-capitalized for both periods. Management is not aware of any matters occurring subsequent to December 31, 2014 that would cause the Bank’s capital category to change.

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

CONSUMERS BANCORP, INC.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by the report, an evaluation was performed under the supervision and with the participation of the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15e. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2014.

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

None

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not Applicable

Item 5 – Other Information

None

Item 6 – Exhibits

Exhibit
Number	Description
Exhibit 11	Statement regarding Computation of Per Share Earnings (included in Note 5 to the Consolidated Financial Statements).

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Exhibit 101	The following materials from Consumers Bancorp, Inc.’s Form 10-Q Report for the quarterly period ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language) include: (1) Unaudited Consolidated Balance Sheets, (2) Unaudited Consolidated Statements of Income, (3) Unaudited Consolidated Statements of Comprehensive Income, (4) Unaudited Consolidated Statement of Changes in Shareholders’ Equity, (5) Unaudited Condensed Consolidated Statements of Cash Flows, and (6) the Notes to Unaudited Condensed Consolidated Financial Statements.
44

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSUMERS BANCORP, INC.
(Registrant)

Date: February 17, 2015	/s/ Ralph J. Lober
Ralph J. Lober, II
President & Chief Executive Officer
(principal executive officer)

Date: February 17, 2015	/s/ Renee K. Wood
Renee K. Wood
Chief Financial Officer & Treasurer
(principal financial officer)
45