Form 10-Q
period 2015-03-31
CONSUMERS BANCORP INC /OH/
filed 2015-05-15
CIK 1006830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) or the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value	Outstanding at May 15, 2015
2,731,612 Common Shares

CONSUMERS BANCORP, INC.

FORM 10-Q

QUARTER ENDED March 31, 2015

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

CONSUMERS BANCORP, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in thousands, except per share data)	March 31, 2015	June 30, 2014
ASSETS
Cash on hand and noninterest-bearing deposits in financial institutions	$6,909	$9,049
Federal funds sold and interest-bearing deposits in financial institutions	9,002	2,076
Total cash and cash equivalents	15,911	11,125
Certificates of deposit in other financial institutions	4,217	2,703
Securities, available-for-sale	128,220	126,393
Securities, held-to-maturity (fair value of $3,725 at March 31, 2015 and $3,040 at June 30, 2014)	3,690	3,000
Federal bank and other restricted stocks, at cost	1,396	1,396
Loans held for sale	583	559
Total loans	231,207	224,966
Less allowance for loan losses	(2,425)	(2,405)
Net loans	228,782	222,561
Cash surrender value of life insurance	6,578	5,967
Premises and equipment, net	10,473	6,713
Other real estate owned	54	204
Accrued interest receivable and other assets	1,737	1,856
Total assets	$401,641	$382,477

LIABILITIES
Deposits
Non-interest bearing demand	$83,393	$75,353
Interest bearing demand	44,572	42,718
Savings	134,935	125,151
Time	67,919	70,675
Total deposits	330,819	313,897

Short-term borrowings	19,189	19,489
Federal Home Loan Bank advances	6,254	6,296
Accrued interest and other liabilities	3,405	2,592
Total liabilities	359,667	342,274
Commitments and contingent liabilities	—	—

SHAREHOLDERS’ EQUITY
Preferred stock (no par value, 350,000 shares authorized, none outstanding)	—	—
Common stock (no par value, 3,500,000 shares authorized; 2,854,133 shares issued as of March 31, 2015 and June 30, 2014)	14,630	14,630
Retained earnings	27,154	25,940
Treasury stock, at cost (122,521 and 129,875 common shares as of March 31, 2015 and June 30, 2014, respectively)	(1,652)	(1,650)
Accumulated other comprehensive income	1,842	1,283
Total shareholders’ equity	41,974	40,203
Total liabilities and shareholders’ equity	$401,641	$382,477

See accompanying notes to consolidated financial statements

CONSUMERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months ended March 31,		Nine Months ended March 31,
(Dollars in thousands, except per share amounts)	2015	2014	2015	2014

Interest income
Loans, including fees	$2,714	$2,610	$8,146	$7,922
Securities, taxable	470	459	1,429	1,153
Securities, tax-exempt	331	340	1,025	1,012
Federal funds sold and other interest bearing deposits	19	13	52	34
Total interest income	3,534	3,422	10,652	10,121
Interest expense
Deposits	181	190	553	588
Short-term borrowings	7	6	22	18
Federal Home Loan Bank advances	45	48	140	139
Total interest expense	233	244	715	745
Net interest income	3,301	3,178	9,937	9,376
Provision for loan losses	90	—	214	168
Net interest income after provision for loan losses	3,211	3,178	9,723	9,208

Non-interest income
Service charges on deposit accounts	286	302	926	1,001
Debit card interchange income	223	207	682	646
Bank owned life insurance income	47	44	135	135
Securities gains (losses), net	(4)	4	118	36
Gain (Loss) on disposition of other real estate owned	—	(10)	22	(10)
Other	96	92	349	263
Total non-interest income	648	639	2,232	2,071

Non-interest expenses
Salaries and employee benefits	1,707	1,661	5,123	4,790
Occupancy and equipment	387	334	1,122	978
Data processing expenses	146	142	429	419
Professional and director fees	91	92	309	333
FDIC assessments	55	63	171	169
Franchise taxes	83	78	232	229
Marketing and advertising	70	53	190	185
Telephone and network communications	77	69	214	211
Debit card processing expenses	109	104	346	318
Other	375	398	1,097	1,135
Total non-interest expenses	3,100	2,994	9,233	8,767
Income before income taxes	759	823	2,722	2,512
Income tax expense	127	145	526	458
Net income	$632	$678	$2,196	$2,054

Basic and diluted earnings per share	$0.23	$0.25	$0.80	$0.76

See accompanying notes to consolidated financial statements

CONSUMERS BANCORP, INC.

Consolidated statements of comprehensive income

(Unaudited)

(Dollars in thousands)

	Three Months ended March 31,		Nine Months ended March 31,
	2015	2014	2015	2014

Net income	$632	$678	$2,196	$2,054

Other comprehensive income, net of tax:
Net change in unrealized gains:

Unrealized gains arising during the period	526	1,000	966	707
Reclassification adjustment for (gains) losses included in income	4	(4)	(118)	(36)
Net unrealized gain	530	996	848	671
Income tax effect	181	339	289	228
Other comprehensive income	349	657	559	443

Total comprehensive income	$981	$1,335	$2,755	$2,497

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months ended March 31,		Nine Months ended March 31,
	2015	2014	2015	2014

Balance at beginning of period	$41,321	$37,886	$40,203	$28,143

Net income	632	678	2,196	2,054
Other comprehensive income	349	657	559	443
Issuance of 655,668 shares for rights and public offering, net of offering costs of $762	—	—	—	9,237
Common cash dividends	(328)	(328)	(984)	(984)

Balance at the end of the period	$41,974	$38,893	$41,974	$38,893

Common cash dividends per share	$0.12	$0.12	$0.36	$0.36

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)	Nine Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net cash from operating activities	$3,962	$2,578

Cash flow from investing activities
Securities available-for-sale
Purchases	(36,281)	(44,539)
Maturities, calls and principal pay downs	18,573	14,287
Proceeds from sales of available-for-sale securities	16,124	2,981
Securities held-to-maturity
Purchases	(780)	—
Principal pay downs	90	—
Net (increase) decrease in certificates of deposits in other financial institutions	(1,514)	1,227
Net increase in loans	(6,435)	(1,929)
Purchase of Bank owned life insurance	(476)	—
Acquisition of premises and equipment	(4,202)	(1,371)
Disposal of premises and equipment	1	1
Proceeds from sale of other real estate owned	128	699
Net cash from investing activities	(14,772)	(28,644)

Cash flow from financing activities
Net increase in deposit accounts	16,922	15,549
Net change in short-term borrowings	(300)	5,951
Net proceeds from rights and public offering	—	9,237
Proceeds from Federal Home Loan Bank advances	8,500	2,500
Repayments of Federal Home Loan Bank advances	(8,542)	(2,555)
Dividends paid	(984)	(984)
Net cash from financing activities	15,596	29,698

Increase in cash or cash equivalents	4,786	3,632

Cash and cash equivalents, beginning of period	11,125	9,356
Cash and cash equivalents, end of period	$15,911	$12,988

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$714	$745
Federal income taxes	610	685
Non-cash items:
Transfer from loans to repossessed assets	—	709
Expired and forfeited dividend reinvestment plan shares associated with restricted stock awards that were retired to treasury stock	2	—

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

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 2 – Securities

Available –for-Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2015
Obligations of U.S. government-sponsored entities and agencies	$16,870	$348	$(6)	$17,212
Obligations of state and political subdivisions	45,196	1,152	(79)	46,269
Mortgage-backed securities – residential	57,568	1,069	(52)	58,585
Mortgage-backed securities – commercial	1,485	—	—	1,485
Collateralized mortgage obligations	4,119	24	(3)	4,140
Trust preferred security	190	339	—	529
Total available-for-sale securities	$125,428	$2,932	$(140)	$128,220

Held-to-Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
March 31, 2015
Obligations of state and political subdivisions	$3,690	$35	$—	$3,725

Available–for-Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2014
Obligations of U.S. government-sponsored entities and agencies	$18,345	$126	$(35)	$18,436
Obligations of state and political subdivisions	44,645	1,124	(257)	45,512
Mortgage-backed securities – residential	57,370	965	(231)	58,104
Collateralized mortgage obligations	3,887	42	—	3,929
Trust preferred security	202	210	—	412
Total available-for-sale securities	$124,449	$2,467	$(523)	$126,393

Held-to-Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
June 30, 2014
Obligations of state and political subdivisions	$3,000	$40	$—	$3,040

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Proceeds from the sales and calls of available-for-sale securities were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Proceeds	$3,080	$216	$16,124	$2,981
Gross realized gains	50	4	241	37
Gross realized losses	54	—	123	1

The income tax benefit applicable to the net realized losses was $1 for the three months ended March 31, 2015. The income tax provision applicable to these net realized gains was $39 for the nine months ended March 31, 2015, and $1 and $12 for the three and nine months ended March 31, 2014, respectively.

The amortized cost and fair values of debt securities at March 31, 2015, by expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, collateralized mortgage obligations and the trust preferred security are shown separately.

Available-for-Sale	Amortized Cost	Fair Value
Due in one year or less	$2,639	$2,649
Due after one year through five years	11,753	11,988
Due after five years through ten years	32,085	32,873
Due after ten years	15,589	15,971
Total	62,066	63,481

Mortgage-backed securities – residential	57,568	58,585
Mortgage-backed securities – commercial	1,485	1,485
Collateralized mortgage obligations	4,119	4,140
Trust preferred security	190	529
Total available-for-sale securities	$125,428	$128,220

Held-to-Maturity

Due after five years through ten years	780	785
Due after ten years	2,910	2,940
Total held-to-maturity securities	$3,690	$3,725

The following table summarizes the securities with unrealized losses at March 31, 2015 and June 30, 2014, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

	Less than 12 Months		12 Months or more		Total
Available-for-sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2015
Obligations of U.S. government- sponsored entities and agencies	$992	$(6)	$—	$—	$992	$(6)
Obligations of states and political subdivisions	5,789	(45)	2,171	(34)	7,960	(79)
Mortgage-backed securities - residential	9,262	(41)	4,648	(11)	13,910	(52)
Collateralized mortgage obligations	1,968	(3)	—	—	1,968	(3)
Total temporarily impaired	$18,011	$(95)	$6,819	$(45)	$24,830	$(140)

	Less than 12 Months		12 Months or more		Total
Available-for-sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2014
Obligation of U.S. government- sponsored entities and agencies	$1,492	$(7)	$5,411	$(28)	$6,903	$(35)
Obligations of states and political subdivisions	9,929	(223)	3,719	(34)	13,648	(257)
Mortgage-backed securities - residential	10,403	(210)	2,342	(21)	12,745	(231)
Total temporarily impaired	$21,824	$(440)	$11,472	$(83)	$33,296	$(523)

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

The unrealized losses within the securities portfolio as of March 31, 2015 have not been recognized into income because the decline in fair value is not attributed to credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery. The decline in fair value of the residential mortgage-backed securities, obligations of state and political subdivisions and obligations of U.S. government-sponsored entities and agencies is largely due to changes in interest rates. The fair value is expected to recover as the securities approach maturity.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 3 – Loans

Major classifications of loans were as follows:

	March 31, 2015	June 30, 2014
Commercial	$33,576	$33,809
Commercial real estate:
Construction	7,500	3,688
Other	137,837	131,518
1 – 4 Family residential real estate:
Owner occupied	29,188	31,044
Non-owner occupied	14,870	16,505
Construction	1,217	186
Consumer	7,431	8,604
Subtotal	231,619	225,354
Less: Net deferred loan fees	(412)	(388)
Allowance for loan losses	(2,425)	(2,405)
Net Loans	$228,782	$222,561

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ending March 31, 2015:

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total

Allowance for loan losses:
Beginning balance	$311	$1,493	$288	$360	$2,452
Provision for loan losses	50	125	(2)	(83)	90
Loans charged-off	—	(128)	—	(7)	(135)
Recoveries	—	1	—	17	18
Total ending allowance balance	$361	$1,491	$286	$287	$2,425

The following table presents the activity in the allowance for loan losses by portfolio segment for the nine months ending March 31, 2015:

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total

Allowance for loan losses:
Beginning balance	$307	$1,440	$294	$364	$2,405
Provision for loan losses	54	178	23	(41)	214
Loans charged-off	—	(128)	(33)	(75)	(236)
Recoveries	—	1	2	39	42
Total ending allowance balance	$361	$1,491	$286	$287	$2,425

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

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2015. Included in the recorded investment in loans is $517 of accrued interest receivable net of deferred loan fees of $412.

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$77	$15	$—	$92
Collectively evaluated for impairment	361	1,414	271	287	2,333
Total ending allowance balance	$361	$1,491	$286	$287	$2,425

Recorded investment in loans:
Loans individually evaluated for impairment	$—	$3,021	$985	$—	$4,006
Loans collectively evaluated for impairment	33,644	142,264	44,380	7,430	227,718
Total ending loans balance	$33,644	$145,285	$45,365	$7,430	$231,724

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

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents information related to average recorded investment and interest income associated with loans individually evaluated for impairment by class of loans as of March 31, 2015 and for the nine months ended March 31, 2015:

	As of March 31, 2015			Nine Months ended March 31, 2015
	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial real estate:
Other	$2,308	$2,313	$—	$1,735	$25	$25
1-4 Family residential real estate:
Owner occupied	336	329	—	190	—	—
Non-owner occupied	71	71	—	49	1	1
With an allowance recorded:
Commercial real estate:
Other	708	708	77	763	27	27
1-4 Family residential real estate:
Owner occupied	123	124	4	125	6	6
Non-owner occupied	461	461	11	490	14	14
Total	$4,007	$4,006	$92	$3,352	$73	$73

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents information related to average recorded investment and interest income associated with loans individually evaluated for impairment by class of loans for the three months ended March 31, 2015:

	Average	Interest	Cash Basis
	Recorded	Income	Interest
	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial real estate:
Other	$2,355	$25	$25
1-4 Family residential real estate:
Owner occupied	330	—	—
Non-owner occupied	72	1	1
With an allowance recorded:
Commercial real estate:
Other	762	9	9
1-4 Family residential real estate:
Owner occupied	124	2	2
Non-owner occupied	462	4	4
Total	$4,105	$41	$41

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents information related to loans individually evaluated for impairment by class of loans as of June 30, 2014 and for the nine months ended March 31, 2014:

	As of June 30, 2014			Nine Months ended March 31, 2014
	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial	$—	$—	$—	$3	$—	$—
Commercial real estate:
Other	1,642	1,635	—	1,193	—	—
1-4 Family residential real estate:
Owner occupied	121	121	—	142	—	—
Non-owner occupied	472	472	—	94	2	2
With an allowance recorded:
Commercial	—	—	—	10	3	3
Commercial real estate:
Other	768	769	110	785	19	19
1-4 Family residential real estate:
Owner occupied	127	127	4	246	2	2
Non-owner occupied	78	78	4	652	12	12
Total	$3,208	$3,202	$118	$3,125	$38	$38

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents information related to average recorded investment and interest income associated with loans individually evaluated for impairment by class of loans for the three months ended March 31, 2014:

	Average	Interest	Cash Basis
	Recorded	Income	Interest
	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial	$1	$—	$—
Commercial real estate:
Other	1,562	—	—
1-4 Family residential real estate:
Owner occupied	180	—	—
Non-owner occupied	19	—	—
With an allowance recorded:
Commercial	—	—	—
Commercial real estate:
Other	780	9	9
1-4 Family residential real estate:
Owner occupied	178	2	2
Non-owner occupied	575	3	3
Total	$3,295	$14	$14

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the recorded investment in non-accrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2015 and June 30, 2014:

	March 31, 2015		June 30, 2014
		Loans Past Due		Loans Past Due
		Over 90 Days		Over 90 Days
		Still		Still
	Non-accrual	Accruing	Non-accrual	Accruing
Commercial	$—	$—	$—	$—
Commercial real estate:
Other	133	—	1,683	—
1 – 4 Family residential:
Owner occupied	495	—	276	—
Non-owner occupied	—	—	—	—
Consumer	—	20	—	—
Total	$628	$20	$1,959	$—

Non-accrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the aging of the recorded investment in past due loans as of March 31, 2015 by class of loans:

	Days Past Due
	30 - 59	60 - 89	90 Days or	Total	Loans Not
	Days	Days	Greater	Past Due	Past Due	Total
Commercial	$89	$7	$20	$116	$33,528	$33,644
Commercial real estate:
Construction	—	—	—	—	7,469	7,469
Other	—	65	79	144	137,672	137,816
1-4 Family residential:
Owner occupied	238	—	432	670	28,605	29,275
Non-owner occupied	—	—	—	—	14,865	14,865
Construction	—	—	—	—	1,225	1,225
Consumer	—	—	—	—	7,430	7,430
Total	$327	$72	$531	$930	$230,794	$231,724

The above table of past due loans includes the recorded investment in non-accrual loans of $9 in the 30-59 days category, $511 in the 90 days or greater category and $108 in the loans not past due category.

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

Troubled Debt Restructurings:

As of March 31, 2015, the recorded investment of loans classified as troubled debt restructurings was $1,497 with $92 of specific reserves allocated to these loans. As of June 30, 2014, the recorded investment of loans classified as troubled debt restructurings was $1,528 with $118 of specific reserves allocated to these loans. As of March 31, 2015 and June 30, 2014, the Corporation had not committed to lend any additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

During the three and nine months ended March 31, 2015 and 2014 there were no loan modifications completed that were classified as troubled debt restructurings. There were no charge offs from troubled debt restructurings during the three and nine month periods ended March 31, 2015 and 2014.

There were no loans classified as troubled debt restructurings for which there was a payment default during the three or nine month periods ending March 31, 2015 or 2014. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

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

	As of March 31, 2015
		Special			Not
	Pass	Mention	Substandard	Doubtful	Rated
Commercial	$27,549	$5,158	$105	$—	$832
Commercial real estate:
Construction	7,419	—	50	—	—
Other	128,300	3,274	5,087	85	1,070
1-4 Family residential real estate:
Owner occupied	3,988	223	—	329	24,735
Non-owner occupied	13,044	491	1,104	—	226
Construction	—	—	—	—	1,225
Consumer	—	—	—	—	7,430
Total	$180,300	$9,146	$6,346	$414	$35,518

	As of June 30, 2014
		Special			Not
	Pass	Mention	Substandard	Doubtful	Rated
Commercial	$29,337	$3,503	$62	$—	$953
Commercial real estate:
Construction	3,619	—	60	—	—
Other	121,659	3,040	3,526	2,404	856
1-4 Family residential real estate:
Owner occupied	3,959	—	—	248	26,924
Non-owner occupied	14,632	565	599	550	155
Construction	—	—	—	—	185
Consumer	—	—	—	—	8,621
Total	$173,206	$7,108	$4,247	$3,202	$37,694

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

Assets and liabilities measured at fair value on a recurring basis are summarized below, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements at March 31, 2015 Using
	Balance at March 31, 2015	Level 1	Level 2	Level 3
Assets:
Obligations of U.S. government-sponsored entities and agencies	$17,212	$—	$17,212	$—
Obligations of states and political subdivisions	46,269	—	46,269	—
Mortgage-backed securities – residential	58,585	—	58,585	—
Mortgage-backed securities – commercial	1,485	—	1,485	—
Collateralized mortgage obligations	4,140	—	4,140	—
Trust preferred security	529	—	529	—

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

There were no transfers between Level 1 and Level 2 during the nine month periods ended March 31, 2015 or 2014.

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

Financial assets and financial liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at March 31, 2015 Using
	Balance at March 31, 2015	Level 1	Level 2	Level 3
Impaired loans:
Commercial Real Estate - Other	$30	$—	$—	$30

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

		Fair Value Measurements at June 30, 2014 Using
	Balance at June 30, 2014	Level 1	Level 2	Level 3
Impaired loans:
Commercial Real Estate - Other	$101	$—	$—	$101

Impaired loans included in the tables above are measured for impairment using the fair value of the collateral and had a carrying amount of $30 and $101, with no valuation allowance at March 31, 2015 and June 30, 2014, respectively. The resulting impact to the provision for loan losses was an increase of $128 being recorded for the three and nine month periods ended March 31, 2014. The resulting impact to the provision for loan losses was a reduction of $52 being recorded for the three month period ended March 31, 2014 and a reduction of $115 being recorded for the nine month period ended March 31, 2014.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2015:

	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Impaired loans:

Commercial Real Estate - Other	$26	Sales comparison approach	Adjustment for differences between comparable sales	-35.50% to -71.60%	-37.50%

Commercial Real Estate - Other	$4	Settlement Contract	Adjustment for difference between loan balance and settlement value	-91.80%	-91.80%

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2014:

	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Impaired loans:

Commercial Real Estate - Other	$101	Sales comparison approach	Adjustment for differences between comparable sales	-14.00% to -31.90%	-22.52%

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

The following table shows the estimated fair values of financial instruments that are reported at amortized cost in the Corporation’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	March 31, 2015		June 30, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Level 1 inputs:
Cash and cash equivalents	$15,911	$15,911	$11,125	$11,125
Level 2 inputs:
Certificates of deposits in other financial institutions	4,217	4,199	2,703	2,703
Loans held for sale	583	605	559	570
Accrued interest receivable	1,260	1,260	1,048	1,048
Level 3 inputs:
Securities held-to-maturity	3,690	3,725	3,000	3,040
Loans, net	228,782	230,204	222,561	223,128
Financial Liabilities:
Level 2 inputs:
Demand and savings deposits	262,900	262,900	243,222	243,222
Time deposits	67,919	68,109	70,675	70,583
Short-term borrowings	19,189	19,189	19,489	19,489
Federal Home Loan Bank advances	6,254	6,558	6,296	6,655
Accrued interest payable	45	45	44	44

The assumptions used to estimate fair value are described as follows:

Cash and cash equivalents: The carrying value of cash, deposits in other financial institutions and federal funds sold were considered to approximate fair value resulting in a Level 1 classification.

Certificates of deposits in other financial institutions: Fair value of certificates of deposits in other financial institutions was estimated using the rates offered at March 31, 2015 and June 30, 2014, for deposits of similar remaining maturities resulting in a Level 2 classification.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Accrued interest receivable and payable, demand and savings deposits and short-term borrowings: The carrying value of accrued interest receivable and payable, demand and savings deposits and short-term borrowings were considered to approximate fair value due to their short-term duration resulting in a Level 2 classification.

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

Securities held-to-maturity: The held-to-maturity securities are general obligation and revenue bonds made to local municipalities. The fair values of these securities are calculated using a spread to the applicable municipal fair market curve resulting in a Level 3 classification.

Time deposits: Fair value of fixed-maturity certificates of deposit was estimated using the rates offered at March 31, 2015 and June 30, 2014, for deposits of similar remaining maturities. Estimated fair value does not include the benefit that result from low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market resulting in a Level 2 classification.

Federal Home Loan Bank advances: Fair value of Federal Home Loan Bank advances was estimated using current rates at March 31, 2015 and June 30, 2014 for similar financing resulting in a Level 2 classification.

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

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2015	2014	2015	2014
Basic:
Net income available to common shareholders	$632	$678	$2,196	$2,054
Weighted average common shares outstanding	2,728,083	2,724,930	2,728,545	2,692,662
Basic income per share	$0.23	$0.25	$0.80	$0.76

Diluted:
Net income available to common shareholders	$632	$678	$2,196	$2,054
Weighted average common shares outstanding	2,728,083	2,724,930	2,728,545	2,692,662
Dilutive effect of restricted stock	217	492	302	356
Total common shares and dilutive potential common shares	2,728,300	2,725,422	2,728,847	2,693,018
Dilutive income per share	$0.23	$0.25	$0.80	$0.76

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 6 –Accumulated Other Comprehensive Income

The components of other comprehensive income related to unrealized gains and losses on available-for-sale securities for the three and nine month periods ended March 31, 2015 and 2014, were as follows:

	Pretax	Tax Affect	After-tax	Affected Line Item in Consolidated Statements of Income
Balance as of December 31, 2014	$2,262	$(769)	$1,493
Unrealized holding gain on available-for-sale securities arising during the period	526	(180)	346
Amounts reclassified from accumulated other comprehensive income	4	(1)	3	(a)(b)
Net current period other comprehensive income	530	(181)	349
Balance as of March 31, 2015	$2,792	$(950)	$1,842

Balance as of December 31, 2013	$(349)	$119	$(230)
Unrealized holding gain on available-for-sale securities arising during the period	1,000	(340)	660
Amounts reclassified from accumulated other comprehensive income	(4)	1	(3)	(a)(b)
Net current period other comprehensive gain	996	(339)	657
Balance as of March 31, 2014	$647	$(220)	$427

(a) Securities (gains) losses, net

(b) Income tax expense (benefit)

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

	Pretax	Tax Affect	After-tax	Affected Line Item in Consolidated Statements of Income
Balance as of June 30, 2014	$1,944	$(661)	$1,283
Unrealized holding gain on available-for-sale securities arising during the period	966	(328)	638
Amounts reclassified from accumulated other comprehensive income	(118)	39	(79)	(a)(b)
Net current period other comprehensive income	848	(289)	559
Balance as of March 31, 2015	$2,792	$(950)	$1,842

Balance as of June 30, 2013	$(24)	$8	$(16)
Unrealized holding gain on available-for-sale securities arising during the period	707	(240)	467
Amounts reclassified from accumulated other comprehensive income	(36)	12	(24)	(a)(b)
Net current period other comprehensive gain	671	(228)	443
Balance as of March 31, 2014	$647	$(220)	$427

(a) Securities (gains) losses, net

(b) Income tax expense (benefit)

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share data)

General

The following is management’s analysis of the Corporation’s results of operations for the three and nine month periods ended March 31, 2015, compared to the same periods in 2014, and the consolidated balance sheet at March 31, 2015, compared to June 30, 2014. This discussion is designed to provide a more comprehensive review of the operating results and financial condition than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

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

Results of Operations

Three and Nine Months Ended March 31, 2015 and March 31, 2014

In the third quarter of fiscal year 2015, net income was $632, or $0.23 per common share, compared with $678, or $0.25 per common share, in the prior year period. The following are key highlights of our results of operations for the three months ending March 31, 2015:

•	net interest income increased by $123, or by 3.9%, in the third quarter of fiscal year 2015 from the same prior year period;
•	loan loss provision expense totaled $90 in the third quarter of fiscal year 2015 and there was no loan loss provision expense recorded during the same prior year period;
•	noninterest income increased by $9 primarily as a result of an increases in debit card interchange income and gains from the sale of mortgage loans which was partially offset by a decrease in overdraft fee income; and
•	noninterest expenses increased by $106, or 3.5%, in the third quarter of fiscal year 2015 principally as a result of higher salary and employee benefits and occupancy expenses.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

In the first nine months of fiscal year 2015, net income was $2,196, or $0.80 per common share, compared with $2,054, or $0.76 per common share, in the prior year period. The following are key highlights of our results of operations for the nine months ending March 31, 2015:

•	net interest income increased by $561, or 6.0%, in fiscal year 2015 from the same prior year period;
•	loan loss provision expense in fiscal year 2015 totaled $214 compared to $168 in the same prior year period;
•	noninterest income increased by $161, or 7.8%, in fiscal year 2015 from the same prior year period primarily as a result of increases in gains from the sale of mortgage loans and gains from the sale of securities; and
•	noninterest expenses increased by $466, or 5.3%, in fiscal year 2015 principally as a result of higher salary and employee benefits due to staff hired in the lending area and an increase in occupancy expenses.

Return on average equity and return on average assets were 7.11% and 0.75%, respectively, for the first nine months of fiscal year 2015 compared to 7.27% and 0.75%, respectively, for the same prior year period.

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

The Corporation’s net interest margin was 3.79% for the three month period ended March 31, 2015 compared with 3.89% for the same prior year period. Net interest income for the three months ended March 31, 2015 increased by $123, or 3.9%, to $3,301 from $3,178 for the same year ago period. The increase in net interest income was primarily the result of an increase in average interest-earning assets.

Interest income for the three months ended March 31, 2015 increased by $112, or 3.3%, from the same year ago period. An increase of $23,622, or 6.7%, in average interest-earning assets from the same prior year period partially offset the impact the low interest rate environment has had on the yield of average interest-earning assets. Interest expense for the three months ended March 31, 2015 decreased by $11, or 4.5%, from the same year ago period. The Corporation’s cost of funds decreased to 0.35% for the three month period ended March 31, 2015 from 0.38% for the same year ago period.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

The Corporation’s net interest margin for the nine months ended March 31, 2015 was 3.79%, compared to 3.85% for the same year ago period. Net interest income for the nine months ended March 31, 2015 increased by $561, or 6.0%, to $9,937 from $9,376 for the same year ago period. The increase in net interest income was primarily the result of an increase in average interest-earning assets.

Interest income for the nine months ended March 31, 2015 increased by $531, or 5.2%, from the same year ago period. An increase of $26,900, or 7.8%, in average interest-earning assets more than offset the impact the low interest rate environment has had on the yield of average interest-earning assets. Interest expense for the nine months ended March 31, 2015 decreased by $30, or 4.0%, from the same year ago period. The Corporation’s cost of funds decreased to 0.36% for the nine month period ended March 31, 2015 from 0.39% for the same year ago period.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Average Balance Sheets and Analysis of Net Interest Income for the Three Months Ended March 31,

(In thousands, except percentages)

	2015			2014
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Taxable securities	$85,195	$470	2.28%	$79,777	$459	2.34%
Nontaxable securities (1)	48,915	496	4.21	45,280	509	4.57
Loans receivable (1)	230,873	2,725	4.79	216,490	2,621	4.91
Interest bearing deposits and federal funds sold	9,525	19	0.81	9,339	13	0.56
Total interest-earning assets	374,508	3,710	4.05%	350,886	3,602	4.17%

Noninterest-earning assets	22,450			20,239

Total Assets	$396,958			$371,125

Interest-bearing liabilities:
NOW	$45,127	$16	0.14%	$39,911	$19	0.19%
Savings	131,775	28	0.09	123,567	25	0.08
Time deposits	67,963	137	0.82	72,908	146	0.81
Short-term borrowings	16,152	7	0.18	15,208	6	0.16
Federal Home Loan Bank advances	8,742	45	2.09	6,485	48	3.00
Total interest-bearing liabilities	269,759	233	0.35%	258,079	244	0.38%

Noninterest-bearing liabilities:
Noninterest-bearing checking accounts	82,173			71,795
Other liabilities	3,249			2,602
Total liabilities	355,181			332,476
Shareholders’ equity	41,777			38,649

Total liabilities and shareholders’ equity	$396,958			$371,125

Net interest income, interest rate spread (1)		$3,477	3.70%		$3,358	3.79%

Net interest margin (net interest as a percent of average interest-earning assets) (1)			3.79%			3.89%

Federal tax exemption on non-taxable securities and loans included in interest income		$176			$180

Average interest-earning assets to interest-bearing liabilities	138.83%			135.96%

(1) calculated on a fully taxable equivalent basis

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Average Balance Sheets and Analysis of Net Interest Income for the Nine Months Ended March 31,

(In thousands, except percentages)

	2015			2014
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Taxable securities	$85,034	$1,429	2.27%	$73,683	$1,153	2.09%
Nontaxable securities (1)	48,555	1,534	4.30	44,064	1,512	4.56
Loans receivable (1)	226,965	8,178	4.80	216,333	7,955	4.90
Interest bearing deposits and federal funds sold	9,697	52	0.71	9,271	34	0.49
Total interest-earning assets	370,251	11,193	4.05%	343,351	10,654	4.13%

Noninterest-earning assets	21,379			19,777

Total Assets	$391,630			$363,128

Interest-bearing liabilities:
NOW	$46,015	$54	0.16%	$38,765	$59	0.20%
Savings	127,874	79	0.08	115,886	68	0.08
Time deposits	68,960	420	0.81	75,263	461	0.82
Short-term borrowings	17,466	22	0.17	14,888	18	0.16
Federal Home Loan Bank advances	7,401	140	2.52	6,477	139	2.86
Total interest-bearing liabilities	267,716	715	0.36%	251,279	745	0.39%

Noninterest-bearing liabilities:
Noninterest-bearing checking accounts	79,653			71,738
Other liabilities	3,098			2,501
Total liabilities	350,467			325,518
Shareholders’ equity	41,163			37,610

Total liabilities and shareholders’ equity	$391,630			$363,128

Net interest income, interest rate spread (1)		$10,478	3.69%		$9,909	3.74%

Net interest margin (net interest as a percent of average interest-earning assets) (1)			3.79%			3.85%

Federal tax exemption on non-taxable securities and loans included in interest income		$541			$533

Average interest-earning assets to interest-bearing liabilities	138.30%			136.64%

(1) calculated on a fully taxable equivalent basis

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Provision for Loan Losses

The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable incurred credit losses in the Bank’s loan portfolio that have been incurred at each balance sheet date. For the three month period ended March 31, 2015, the provision for loan losses was $90 and there was no loan loss provision expense recorded during the same prior year period. For the nine month period ended March 31, 2015, the provision for loan losses was $214 compared to $168 for the same prior year period. For the nine month period ended March 31, 2015, net charge-offs totaled $194, or an annualized net charge-offs to total loan ratio of 0.11%, compared with $327, or 0.20% of total loans, for the same period last year. The allowance for loan losses as a percentage of loans was 1.05% at March 31, 2015 and 1.07% at June 30, 2014.

Non-performing loans were $648 as of March 31, 2015 and represented 0.28% of total loans. This compared with $1,959, or 0.87%, at June 30, 2014 and $1,896, or 0.87%, at March 31, 2014. Non-performing loans and loans past due 90 days or greater declined from June 30, 2014 as a result of receiving proceeds from the private sale of a portion of the collateral securing a commercial real estate credit that was placed on non-accrual during the first quarter of fiscal year 2014. This commercial real estate credit had no specific reserve allocation since it was well secured. The allowance for loan losses to total non-performing loans at March 31, 2015 was 374.23% compared with 122.77% at June 30, 2014 and 123.26% at March 31, 2014. Impaired loans increased from $3,202 at June 30, 2014 to $4,006 as of March 31, 2015 as a result of the downgrade of a commercial real estate credit with an unpaid principal balance of $2,177 that is secured by two commercial real estate properties and a residential real estate property. As of March 31, 2015 the loan was not past due and full payments have been received in April and May 2015. However, management is aware of legal difficulties the borrower is experiencing that could potentially result in foreclosure proceedings. In the event management pursues foreclosure, this credit will be placed on non-accrual which will result in the increase of non-performing loans. This commercial real estate credit has no specific reserve allocation since it appears to be well secured by underlying collateral comprised of residential real estate and two commercial business properties that remain operational.

The provision for loan losses for the period ending March 31, 2015 was considered sufficient by management for maintaining an appropriate allowance for loan losses for probable incurred credit losses.

Non-Interest Income

Non-interest income increased by $9 for the third quarter of fiscal year 2015 from the same period last year.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Debit card interchange income increased by $16, or 7.7%, from the same period last year primarily as a result of an increase in the number of debit cards issued along with an increase in debit card usage by our customers.

Service charges on deposit accounts decreased by $16, or 5.3%, for the three month period ended March 31, 2015 compared to the same period last year primarily as a result of a decline in overdraft fee income.

Non-interest income increased by $161, or 7.8%, to $2,232 for the first nine months of fiscal year 2015, compared to $2,071 for the same period last year. Non-interest income for the first nine months of fiscal year 2015 included a net gain from the sale of securities of $118 compared with a net gain of $36 recognized during the same prior year period.

Service charges on deposit accounts decreased by $75, or 7.5%, for the nine month period ended March 31, 2015 compared to the same period last year primarily as a result of a decline in overdraft fee income.

Debit card interchange income increased by $36, or 5.6%, from the same period last year primarily as a result of an increase in the number of debit cards issued along with an increase in debit card usage by our customers.

Other income increased by $86, or 32.7%, from the same period last year primarily as a result of an $84 increase in gains from the sale of mortgage loans mainly from the addition of a mortgage loan originator in the Bank’s eastern markets.

Non-Interest Expenses

Total non-interest expenses increased to $3,100, or by 3.5%, during the third quarter of fiscal year 2015, compared with $2,994 during the same year ago period.

Occupancy and equipment expenses increased by $53, or 15.9%, during the third quarter of fiscal year 2015 from the same period last year primarily as a result of investments in new computer and communication equipment and additional lease expense associated with the new Stow, Ohio loan production office.

Total non-interest expenses increased to $9,233, or by 5.3%, during the first nine months of fiscal year 2015, compared with $8,767 during the same year ago period.

Salaries and employee benefits increased by $333, or 7.0%, during the first nine months of fiscal year 2015 due to additional staff hired in the lending area, due to annual merit increases that went into effect on August 1, 2014 and increased expenses associated with employee insurance due to a higher level of employee enrollment.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Occupancy and equipment expenses increased by $144, or 14.7%, during the first nine months of fiscal year 2015 from the same period last year primarily as a result of depreciation from new computer and communication equipment and additional lease expense associated with the new loan production office that was opened in Stow, Ohio during the third quarter of fiscal year 2015. Also, a new facility is being constructed at the Minerva, Ohio location to replace the existing branch and corporate headquarters. The remaining book value of the Minerva facility is being expensed over the estimated remaining useful life. The new facility is anticipated to be completed during the 2016 fiscal year and upon being placed into service, it is expected that occupancy expenses will increase.

Professional and director fees decreased by $24 or 7.2%, during the first nine months of fiscal year 2015 from the same period last year primarily as a result of lower consulting fees.

Other expenses declined by $38, or 3.3%, to $1,097 for the nine months ended March 31, 2015. Included in other expenses was $103 of loan and collection expenses for the 2015 fiscal year compared with $164 for the previous fiscal year. The loan and collection expenses for the 2015 fiscal year included approximately $30 of legal expenses as a result of monitoring efforts for the $2,177 commercial real estate credit previously mentioned, but was still $61 below the previous fiscal year.

Income Taxes

Income tax expense for the three month period ended March 31, 2015 decreased by $18, to $127 from $145, compared to a year ago. The effective tax rate was 16.7% for the current quarter as compared to 17.6% for the same period last year.

Income tax expense for the nine month period ended March 31, 2015 increased by $68, to $526 from $458, compared to a year ago. The effective tax rate was 19.3% for the current period as compared to 18.2% for the same period last year.

The effective tax rate differed from the federal statutory rate principally as a result of tax-exempt income from obligations of states and political subdivisions, loans and earnings on bank owned life insurance.

Financial Condition

Total assets at March 31, 2015 were $401,641 compared to $382,477 at June 30, 2014, an increase of $19,164, or an annualized 6.7%. Net premises and equipment increased by $3,760 from $6,713 at June 30, 2014 to $10,473 at March 31, 2015 as a result of progress related to the new facility that is being constructed at the Minerva, Ohio location to replace the existing branch and corporate headquarters.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Available-for-sale securities increased by $1,827 from $126,393 at June 30, 2014 to $128,220 at March 31, 2015. Total deposits increased by $16,922, or an annualized 7.2%, and loans increased by $6,241, or an annualized 3.7%, from June 30, 2014. The increase in deposits is primarily from new business and public fund customer relationships stemming from increases in successful calling efforts.

Non-Performing Assets

The following table presents the aggregate amounts of non-performing assets and respective ratios as of the dates indicated.

	March 31, 2015	June 30, 2014	March 31, 2014
Non-accrual loans	$628	$1,959	$1,896
Loans past due over 90 days and still accruing	20	—	—
Total non-performing loans	648	1,959	1,896
Other real estate owned	54	204	—
Total non-performing assets	$702	$2,163	$1,896

Non-performing loans to total loans	0.28%	0.87%	0.87%
Allowance for loan losses to total non-performing loans	374.23%	122.77%	123.26%

As of March 31, 2015, impaired loans totaled $4,006, of which $415 are included in non-accrual loans. Commercial and commercial real estate loans are classified as impaired if management determines that full collection of principal and interest, in accordance with the terms of the loan documents, is not probable. Impaired loans and non-performing loans have been considered in management’s analysis of the appropriateness of the allowance for loan losses. Management and the Board of Directors are closely monitoring these loans and believe that the prospects for recovery of principal and interest, less identified specific reserves, are favorable.

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

(Dollars in thousands, except per share data)

Net cash inflow from operating activities for the nine month period ended March 31, 2015 was $3,962, net cash outflows from investing activities was $14,772 and net cash inflows from financing activities was $15,596. A major source of cash was $34,697 from sales, maturities, calls or principal pay downs on available-for-sale securities and a $16,922 increase in deposits. A major use of cash included the $36,281 purchase of securities, $6,435 increase in loans and $4,202 acquisition of premises and equipment. Total cash and cash equivalents was $15,911 as of March 31, 2015 compared to $11,125 at June 30, 2014 and $12,988 at March 31, 2014.

The Bank offers several types of deposit products to its customers. The rates offered by the Bank and the fees charged for them are competitive with others currently available in the market area. Deposits totaled $330,819 at March 31, 2015 compared with $313,897 at June 30, 2014.

To provide an additional source of liquidity, the Corporation has entered into an agreement with the Federal Home Loan Bank of Cincinnati (FHLB). At March 31, 2015, FHLB advances totaled $6,254 as compared with $6,296 at June 30, 2014. As of March 31, 2015, the Bank had the ability to borrow an additional $18,192 from the FHLB based on a blanket pledge of qualifying first mortgage loans. The Corporation considers the FHLB to be a reliable source of liquidity funding, secondary to its deposit base.

Short-term borrowings consisted of repurchase agreements, which is a financing arrangement that matures daily. The Bank pledges securities as collateral for the repurchase agreements. Short-term borrowings decreased to $19,189 at March 31, 2015 from $19,489 at June 30, 2014.

Jumbo time deposits (those with balances of $100 and over) totaled $27,312 at March 31, 2015 and $28,224 at June 30, 2014. These deposits are monitored closely by the Corporation and are mainly priced on an individual basis. When these deposits are from a municipality, certain bank-owned securities are pledged to guarantee the safety of these public fund deposits as required by Ohio law. The Corporation has the option to use a fee-paid broker to obtain deposits from outside its normal service area as an additional source of funding. The Corporation, however, does not rely upon these deposits as a primary source of funding and can foresee no dependence on these types of deposits in the near term. The Corporation had no brokered deposits at March 31, 2015 or June 30, 2014. Although management monitors interest rates on an ongoing basis, a quarterly rate sensitivity report is used to determine the effect of interest rate changes on the financial statements. In the opinion of management, enough assets or liabilities could be repriced over the near term (up to three years) to compensate for such changes. The spread on interest rates, or the difference between the average earning assets and the average interest-bearing liabilities, is monitored quarterly.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Capital Resources

Total shareholders’ equity increased by $1,771 to $41,974 as of March 31, 2015 from $40,203 as of June 30, 2014. The increase was primarily the result of $2,196 in net income for the current fiscal year which was partially offset by cash dividends paid of $984.

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

On January 1, 2015, rules to implement Basel III capital requirements became effective for community banks. The March 31, 2015 regulatory capital ratios were prepared under the Basel III capital requirements. Prior year ratios were prepared under Basel I requirements. The Bank’s leverage and total capital ratios as of March 31, 2015 were 9.7% and 15.2%, respectively. This compares to leverage and risk-based capital ratios of 9.8% and 15.3%, respectively, as of June 30, 2014. The Bank exceeded minimum regulatory capital requirements to be considered well-capitalized for both periods. Management is not aware of any matters occurring subsequent to March 31, 2015 that would cause the Bank’s capital category to change.

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

(Dollars in thousands, except per share data)

Forward-Looking Statements

When used in this report (including information incorporated by reference in this report), the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “believe” or similar expressions are intended to identify “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may involve risks and uncertainties that are difficult to predict, may be beyond the Corporation’s control, and could cause actual results to differ materially from those described in such statements. Any such forward-looking statements are made only as of the date of this report or the respective dates of the relevant incorporated documents, as the case may be, and, except as required by law, the Corporation undertakes no obligation to update these forward-looking statements to reflect subsequent events or circumstances. Factors that could cause actual results for future periods to differ materially from those anticipated or projected include, but are not limited to:

•	regional and national economic conditions becoming less favorable than expected, resulting in, among other things, a deterioration in credit quality of assets and the underlying value of collateral could prove to be less valuable than otherwise assumed or debtors being unable to meet their obligations;
•	an extended period in which market levels of interest rates remain at historical low levels which could reduce, or put pressure on our ability to maintain, anticipated or actual margins;
•	material unforeseen changes in the financial condition or results of Consumers National Bank’s customers;
•	the economic impact from the oil and gas activity in the region could be less than expected or the timeline for development could be longer than anticipated;
•	competitive pressures on product pricing and services;
•	pricing and liquidity pressures that may result in a rising market rate environment; and
•	the nature, extent, and timing of government and regulatory actions.

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

CONSUMERS BANCORP, INC.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by the report, an evaluation was performed under the supervision and with the participation of the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15e. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2015.

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

None

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not Applicable

Item 5 – Other Information

None

Item 6 – Exhibits

Exhibit
Number	Description
Exhibit 11	Statement regarding Computation of Per Share Earnings (included in Note 5 to the Consolidated Financial Statements).

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Exhibit 101	The following materials from Consumers Bancorp, Inc.’s Form 10-Q Report for the quarterly period ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language) include: (1) Unaudited Consolidated Balance Sheets, (2) Unaudited Consolidated Statements of Income, (3) Unaudited Consolidated Statements of Comprehensive Income, (4) Unaudited Consolidated Statement of Changes in Shareholders’ Equity, (5) Unaudited Condensed Consolidated Statements of Cash Flows, and (6) the Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMERS BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSUMERS BANCORP, INC.
(Registrant)

Date: May 15, 2015	/s/ Ralph J. Lober
Ralph J. Lober, II
President & Chief Executive Officer
(principal executive officer)

Date: May 15, 2015	/s/ Renee K. Wood
Renee K. Wood
Chief Financial Officer & Treasurer
(principal financial officer)

