Form 10-K
period 2015-06-30
CONSUMERS BANCORP INC /OH/
filed 2015-09-23
CIK 1006830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2015

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

Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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
(Do not check if small reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Based on the closing sales price on December 31, 2014, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $33,792,479.

The number of shares outstanding of the Registrant’s common stock, without par value was 2,731,612 at September 14, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Certain specifically designated portions of Consumers Bancorp, Inc.’s definitive Proxy Statement dated September 23, 2015 for its 2015 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

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

Since 1965, the Bank’s main office has been serving the Minerva, Ohio area from its location at 614 East Lincoln Way, Minerva, Ohio. The Bank’s business involves attracting deposits from businesses and individual customers and using such deposits to originate commercial, mortgage and consumer loans in its market area, consisting primarily of Carroll, Columbiana, Stark, Summit, Wayne and contiguous counties in Ohio. The Bank currently has twelve branch locations and two loan production offices. The Bank also invests in securities consisting primarily of obligations of U.S. government sponsored entities, municipal obligations and mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae.

Supervision and Regulation

The Corporation and the Bank are subject to regulation by the Securities and Exchange Commission (SEC), the Board of Governors of the Federal Reserve System (Federal Reserve Board), the Office of the Comptroller of the Currency (OCC) and other federal and state regulators.  The regulatory framework is intended primarily for the protection of depositors, federal deposit insurance funds and the banking system as a whole and not for the protection of shareholders and creditors. Earnings and dividends of the Corporation are affected by state and federal laws and regulations and by policies of various regulatory authorities. Changes in applicable law or in the policies of various regulatory authorities could affect materially the business and prospects of the Corporation and the Bank. The following describes selected federal and state statutory and regulatory provisions that have, or could have, a material impact on the Corporation. The following discussion of supervision and regulation is qualified in its entirety by reference to the statutory and regulatory provisions discussed.

Regulation of the Corporation:

The Bank Holding Company Act: As a bank holding company, the Corporation is subject to regulation under the Bank Holding Company Act of 1956, as amended (BHCA) and the examination and reporting requirements of the Federal Reserve Board. Under the BHCA, the Corporation is subject to periodic examination by the Federal Reserve Board and required to file periodic reports regarding its operations and any additional information that the Federal Reserve Board may require.

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

Risk-Based Capital Requirements: The Federal Reserve Board and the OCC employ similar risk-based capital guidelines in their examination and regulation of bank holding companies and national banks. The Corporation meets the definition of a Small Bank Holding Company and, therefore, is exempt from consolidated risk-based and coverage capital adequacy guidelines for bank holding companies. The guidelines involve a process of assigning various risk weights to different classes of assets, then evaluating the sum of the risk-weighted balance sheet structure against the capital base. If capital falls below the minimum levels established by the guidelines, the bank holding company or bank may be denied approval to acquire or establish additional banks or non-bank businesses or to open new facilities. In addition, failure to satisfy capital guidelines could subject a banking institution to a variety of enforcement actions by federal bank regulatory authorities, including the termination of deposit insurance by the FDIC and a prohibition on the acceptance of “brokered deposits.”

Prior to January 1, 2015, the minimum requirement for the total risk-based capital ratio was 8% and the minimum requirement for the Tier I risk-based capital ratio and Tier I leverage ratio was 4%. On January 1, 2015, new Basel III capital requirements for U.S. banking organizations became effective. Under Basel III, the Bank is required to maintain a minimum common equity Tier 1 capital ratio of 4.5%, a Tier 1 capital ratio of 6%, a total capital ratio of 8%, and a Tier 1 leverage ratio of 4%. Basel III also established a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and increase by that amount each year until fully implemented in January 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a common equity Tier 1 ratio to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

The OCC and the FDIC may take various corrective actions against any undercapitalized bank and any bank that fails to submit an acceptable capital restoration plan or fails to implement a plan accepted by the OCC or the FDIC.  These powers include, but are not limited to, requiring the institution to be recapitalized, prohibiting asset growth, restricting interest rates paid, requiring prior approval of capital distributions by any bank holding company that controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring new election of directors, and requiring the dismissal of directors and officers. The OCC’s final supervisory judgment concerning an institution’s capital adequacy could differ significantly from the conclusions that might be derived from the absolute level of an institution’s risk-based capital ratios. Therefore, institutions generally are expected to maintain risk-based capital ratios that exceed the minimum ratios. At June 30, 2015, the Bank exceeded minimum regulatory capital requirements to be considered well-capitalized.

Dodd-Frank Wall Street Reform and Consumer Protection Act: The Dodd-Frank Act created many new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions. The Dodd-Frank Act centralized responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau (CFPB), and giving it responsibility for implementing, examining and enforcing compliance with federal consumer protection laws. The CFPB has examination and enforcement authority over all banks with more than $10 billion in assets, as well as their affiliates. Although the CFPB does not have direct supervisory authority over banks with less than $10 billion in assets, the CFPB has broad rulemaking authority for a wide range of consumer financial laws that apply to all banks, including, among other things, the authority to prohibit “unfair, deceptive or abusive” acts and practices. Abusive acts or practices are defined as those that materially interfere with a consumer’s ability to understand a term or condition of a consumer financial product or service or take unreasonable advantage of a consumer’s (i) lack of financial savvy, (ii) inability to protect himself in the selection or use of consumer financial products or services, or (iii) reasonable reliance on a covered entity to act in the consumer’s interests.

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

Employees

As of June 30, 2015, the Bank employed 111 full-time and 18 part-time employees. None of the employees are represented by a collective bargaining group. Management considers its relations with employees to be good.

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

ITEM 1A—RISK FACTORS

Not applicable for Smaller Reporting Companies.

ITEM 1B—UNRESOLVED STAFF COMMENTS

None.

ITEM 2—PROPERTIES

The Bank operates twelve full service banking facilities and two loan production offices (LPO) as noted below:

Location	Address	Owned	Leased
Minerva	614 E. Lincoln Way, P.O. Box 256, Minerva, Ohio, 44657	X
Salem	141 S. Ellsworth Avenue, P.O. Box 798, Salem, Ohio, 44460	X
Waynesburg	8607 Waynesburg Drive SE, P.O. Box 746, Waynesburg, Ohio, 44688	X
Hanoverton	30034 Canal Street, P.O. Box 178, Hanoverton, Ohio, 44423	X
Carrollton	1017 Canton Road NW, Carrollton, Ohio, 44615		X
Alliance	610 West State Street, Alliance, Ohio, 44601		X
Lisbon	7985 Dickey Drive, Lisbon, Ohio 44432	X
Louisville	1111 N. Chapel Street, Louisville, Ohio 44641	X
East Canton	440 W. Noble, East Canton, Ohio, 44730	X
Malvern	4070 Alliance Road, Malvern, Ohio 44644		X
Hartville	1215 W. Maple Street, Hartville, OH 44632	X
Jackson-Belden	4026 Dressler Road NW, Canton, Ohio 44718	X
Stow LPO	3885 Darrow Road, Stow, Ohio 44224		X
Wooster LPO	146 East Liberty Street, Wooster, Ohio 44691		X

The Bank considers its physical properties to be in good operating condition and suitable for the purposes for which they are being used, with the exception of the Minerva location which the Bank intends to replace with a new facility that is currently being constructed at this location. In management’s opinion, all properties owned and operated by the Bank are adequately insured.

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

ITEM 4—MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation had 2,731,612 common shares outstanding on June 30, 2015 with 775 shareholders of record and an estimated 340 additional beneficial holders whose stock was held in nominee name. Attention is directed to Item 12 in this Form 10-K for information regarding the Corporation’s equity incentive plans, which information is incorporated herein by reference.

The common shares of Consumers Bancorp, Inc. are traded on the over-the-counter bulletin board. The following quoted market prices reflect inter-dealer prices, without adjustments for retail markups, markdowns, or commissions and may not represent actual transactions. The market prices represent highs and lows reported during the quarterly period.

Quarter Ended	September 30, 2014	December 31, 2014	March 31, 2015	June 30, 2015
High	$19.75	$19.00	$18.74	$18.75
Low	18.25	17.45	17.41	17.51
Cash dividends paid per share	0.12	0.12	0.12	0.12

Quarter Ended	September 30, 2013	December 31, 2013	March 31, 2014	June 30, 2014
High	$18.00	$21.98	$21.25	$20.00
Low	15.35	16.30	18.10	18.75
Cash dividends paid per share	0.12	0.12	0.12	0.12

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

There were no repurchases of the Corporation’s securities during the 2015 fiscal year.

ITEM 6—SELECTED FINANCIAL DATA

Not applicable for Smaller Reporting Companies.

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share data)

General

The following is management’s analysis of the Corporation’s financial condition and results of operations as of and for the years ended June 30, 2015 and 2014. This discussion is designed to provide a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

Overview

Consumers Bancorp, Inc., a bank holding company incorporated under the laws of the State of Ohio, owns all of the issued and outstanding capital stock of Consumers National Bank, a bank chartered under the laws of the United States of America. The Corporation’s activities have been limited primarily to holding the common stock of the Bank. The Bank’s business involves attracting deposits from businesses and individual customers and using such deposits to originate commercial, mortgage and consumer loans in its market area, consisting primarily of Carroll, Columbiana, Stark, Summit, Wayne and contiguous counties in Ohio. The Bank also invests in securities consisting primarily of U.S. government sponsored entities, municipal obligations, mortgage-backed and collateralized mortgage obligations issued by Fannie Mae, Freddie Mac and Ginnie Mae.

Comparison of Results of Operations for the Years Ended June 30, 2015 and June 30, 2014

Net Income. Net income increased by $121, or 4.3%, from fiscal year 2014 to fiscal year 2015. The following key factors summarize our results of operations for the year ended June 30, 2015:

•	net interest income increased by $747, or 5.9%, in fiscal year 2015 from the same prior year period;

•	loan loss provision expense in fiscal year 2015 totaled $430 compared with $249 in 2014;

•	total other income increased by $213, or 7.7% in fiscal year 2015, primarily as a result of increases in gains from the sale of mortgage loans and gains from the sale of securities; and

•	total other expenses increased by $594, or 5.1% in fiscal year 2015, primarily as a result of higher salary and employee benefits due to staff hired in the lending area and an increase in occupancy and equipment expenses.

Return on average equity and return on average assets were 7.15% and 0.75%, respectively, for the 2015 fiscal year-to-date period compared with 7.44% and 0.77%, respectively, for the same period last year.

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

Net Interest Income Year ended June 30,	2015	2014
Net interest income	$13,408	$12,661
Taxable equivalent adjustments to net interest	719	716

Net interest income, fully taxable equivalent	$14,127	$13,377
Net interest margin	3.59%	3.65%
Taxable equivalent adjustment	0.22	0.21

Net interest margin, fully taxable equivalent	3.81%	3.86%

Net interest income for the 2015 fiscal year was $13,408, an increase of $747, or 5.9%, from $12,661 in the 2014 fiscal year. The Corporation’s tax equivalent net interest margin for the year ended June 30, 2015 was 3.81%, a decrease of 5 basis points from 2014. Interest income for the 2015 fiscal year was $14,357, an increase of $701, or 5.1%, from $13,656 in the 2014 fiscal year. An increase of $26,105, or 7.5%, in average interest-earning assets more than offset the impact the low interest rate environment has had on the yield of average interest-earning assets. Interest expense for the 2015 fiscal year was $949, a decrease of $46, or 4.6%, from $995 in the 2014 fiscal year. This decrease was mainly the result of an increase in lower costing interest bearing demand and savings deposit products as depositors shifted funds from time deposits. The Corporation offers an interest bearing demand checking account product that pays a higher rate of interest to customers who meet certain qualifications, with one of the main qualifications being the frequent use of a debit card. As a result, the rate paid on the interest bearing demand checking account product was 0.15% and 0.20% for the 2015 and 2014 periods, respectively.

Average Balance Sheet and Net Interest Margin

	2015			2014
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Interest earning assets:
Taxable securities	$85,654	$1,887	2.24%	$75,808	$1,606	2.13%
Nontaxable Securities (1)	49,456	2,042	4.21	44,813	2,032	4.54
Loans receivable (1)	228,004	11,074	4.86	217,547	10,687	4.91
Interest bearing deposits and federal funds sold	10,323	73	0.71	9,164	47	0.51

Total interest earning assets	373,437	15,076	4.06%	347,332	14,372	4.14%
Non-interest earning assets	22,225			19,982

Total assets	$395,662			$367,314

Interest bearing liabilities:
Interest bearing demand	$46,003	$71	0.15%	$40,112	$82	0.20%
Savings	130,152	110	0.08	118,066	92	0.08
Time deposits	68,537	555	0.81	74,628	609	0.82
Short-term borrowings	18,281	31	0.17	15,888	26	0.16
FHLB advances	7,141	182	2.55	6,433	186	2.89

Total interest bearing liabilities	270,114	949	0.35%	255,127	995	0.39%

Non-interest bearing liabilities	84,155			74,065

Total liabilities	354,269			329,192
Shareholders’ equity	41,393			38,122

Total liabilities and shareholders’ equity	$395,662			$367,314

Net interest income, interest rate spread (1)		$14,127	3.71%		$13,377	3.75%

Net interest margin (net interest as a percent of average interest earning assets) (1)			3.81%			3.86%

Federal tax exemption on non-taxable securities and loans included in interest income		$719			$716

Average interest earning assets to interest bearing liabilities			138.25%			136.14%

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

INTEREST RATES AND INTEREST DIFFERENTIAL

	2015 Compared to 2014 Increase / (Decrease)			2014 Compared to 2013 Increase / (Decrease)
	Total Change	Change due to Volume	Change due to Rate	Total Change	Change due to Volume	Change due to Rate
	(In thousands)
Interest earning assets:
Taxable securities	$281	$194	$87	$343	$211	$132
Nontaxable securities (1)	10	164	(154)	144	276	(132)
Loans receivable (2)	387	509	(122)	110	582	(472)
Federal funds sold	26	7	19	(13)	(19)	6

Total interest income	704	874	(170)	584	1,050	(466)

Interest bearing liabilities:
Interest bearing demand	(11)	11	(22)	3	6	(3)
Savings deposits	18	10	8	6	11	(5)
Time deposits	(54)	(49)	(5)	(207)	(74)	(133)
Short-term borrowings	5	4	1	4	4	—
FHLB advances	(4)	19	(23)	(13)	—	(13)

Total interest expense	(46)	(5)	(41)	(207)	(53)	(154)

Net interest income	$750	$879	$(129)	$791	$1,103	$(312)

(1)	Nontaxable income is adjusted to a fully tax equivalent basis utilizing a 34% tax rate.
(2)	Non-accrual loan balances are included for purposes of computing the rate and volume effects although interest on these balances has been excluded.

Provision for Loan Losses. The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable credit losses in the Corporation’s loan portfolio that have been incurred at each balance sheet date. The provision for loan losses was $430 in fiscal year 2015 compared to $249 in fiscal year 2014. For 2015, net charge-offs were $403, or 0.18% of total loans compared with $340, or 0.15% of total loans, for the same period last year. The provision for loan losses increased compared to the prior year primarily as a result of an increase in net charge-offs.

For 2015, the provision for the commercial real estate portfolio was $532 primarily as a result of an increase in net charge-offs from the same prior year period. Net charge-offs in the commercial real estate portfolio increased by $266, to $312 during the 2015 fiscal year primarily as a result of a $185 partial charge-off related to a commercial real estate credit classified as an impaired loan upon which the Bank has initiated foreclosure proceedings. A negative provision for loan losses of $164 was recognized within the consumer portfolio segment for the twelve month period ended June 30, 2015. This negative provision for loan losses was recognized primarily as a result of consumer loan net charge-offs declining from $134 in 2014 to $33 in 2015 and as result of a 19.0% reduction in the outstanding balance of consumer loans as of June 30, 2015 from the same prior year period. The allowance for loan losses as a percentage of loans was 1.06% at June 30, 2015 and 1.07% at June 30, 2014.

Non-performing loans were $2,269 as of June 30, 2015 and represented 0.99% of total loans. This compared with $1,959, or 0.87% of total loans, at June 30, 2014. The allowance for loan losses to total non-performing loans at June 30, 2015 was 107.18% compared with 122.77% at June 30, 2014. Non-performing loans as of June 30, 2015 includes the same commercial real estate credit mentioned in the preceding paragraph with a recorded investment of $1.9 million. This credit is secured by two owner-occupied commercial real estate properties and a residential real estate property and was placed on non-accrual due to legal difficulties experienced by the borrower which has resulted in the initiation of foreclosure proceedings. A receiver has been appointed to manage all properties securing this loan. Non-performing loans have been considered in management’s analysis of the appropriateness of the allowance for loan losses. Management and the Board of Directors closely monitor these loans and believe the prospect for recovery of principal, less identified specific reserves, are favorable.

Other Income. Total other income was $2,974 for the 2015 fiscal year, compared to $2,761 for the same period last year. Excluding security gains, other income increased by $102, or 3.8%, to $2,814 for the 2015 fiscal year, compared with $2,712 for the same period last year.

Service charges on deposit accounts decreased by $92, or 7.0%, in 2015 to $1,229 from $1,321 in the previous fiscal year. This change was mainly due to a decrease in overdraft fee income that was partially offset by an increase in checking account service charges.

Debit card interchange income increased by $39, or 4.4% in 2015 to $916 from $877 in the previous fiscal year primarily as a result of an increase in the number of debit cards issued and the resulting increase in volume from debit card usage by our customers.

Bank owned life insurance income increased by $5, or 2.8%, in 2015 to $183 from $178 for the same period last year as a result of a $659 increase in the cash surrender value of life insurance primarily as a result of the issuance of an additional BOLI policy.

Gain on sale of mortgage loans increased by $106, or 84.8%, from the same period last year primarily as a result of an addition of a mortgage loan originator in the Bank’s eastern markets.

In the 2015 fiscal year, a gain of $30 was recognized from the sale of two properties received as a result of a loan foreclosure. This compares to a loss of $10 that was recognized in the 2014 fiscal year from the sale of a multi-family residential property that was acquired through a deed in lieu of foreclosure.

Other Expenses. Total other expenses were $12,276 for the year ended June 30, 2015; an increase of $594, or 5.1%, from $11,682 for the year ended June 30, 2014.

Salaries and employee benefit expenses increased $471, or 7.4%, during the fiscal year ended June 30, 2015 mainly due to additional staff hired in the lending area, annual merit increases that went into effect on August 1, 2014 and increased expenses associated with employee insurance due to a higher level of employee enrollment.

Occupancy and equipment expenses increased $131, or 9.9%, during the fiscal year ended June 30, 2015 primarily as a result of investments in new computer and communication equipment and additional lease expense associated with the new Stow and Wooster, Ohio loan production offices. A new facility is being constructed at the Minerva, Ohio location to replace the existing branch and corporate headquarters. The remaining book value of the Minerva facility was expensed over the estimated remaining useful life. The new facility is anticipated to be completed during the 2016 fiscal year and upon being placed into service, it is expected that occupancy expenses will increase.

Professional and director fees decreased by $28, to $438 during the 2015 fiscal year from $466 from the 2014 fiscal year. The decrease was primarily a result of a reduction in consulting fees.

Loan and collection expenses decreased by $73, to $125 during the 2015 fiscal year from the same period last year primarily as a result of lower expenses associated with other real estate properties acquired through foreclosure.

Debit card processing expenses increased by $34, or 7.9%, from the same period last year primarily as a result of increased debit card usage by our customers.

Income Tax Expense. The provision for income taxes totaled $718 and $654 for the years ended June 30, 2015 and 2014, respectively. The effective tax rates were 19.5% and 18.7%, respectively. The effective tax rate differed from the federal statutory rate principally as a result of tax-exempt income from obligations of states and political subdivisions, loans and earnings on bank owned life insurance.

Financial Condition

Total assets at June 30, 2015 were $403,967 compared to $382,477 at June 30, 2014, an increase of $21,490, or 5.6%. The growth in total assets was mainly attributed to an increase of $11,406 in securities and an increase of $3,553, or 1.6% in total loans. This growth was primarily funded by an increase of $19,099, or 6.1%, in total deposits.

Securities. Total securities increased by $11,406 from $129,393 at June 30, 2014 to $140,799 at June 30, 2015. As of June 30, 2015, there were $137,144 securities classified as available-for-sale and there were $3,655 securities classified as held-to-maturity. The securities portfolio is mainly comprised of residential mortgage-backed securities and collateralized mortgage obligations issued by Fannie Mae, Freddie Mac and Ginnie Mae, state and political subdivisions and obligations of government-sponsored enterprises.

The following table summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at June 30, 2015 and 2014 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses:

Available-for-sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2015
Obligations of U.S. government-sponsored entities and agencies	$16,411	$178	$(31)	$16,558
Obligations of state and political subdivisions	48,557	811	(405)	48,963
Mortgage-backed securities - residential	64,441	699	(226)	64,914
Mortgage-backed securities - commercial	1,485	1	—	1,486
Collateralized mortgage obligations	4,703	14	(34)	4,683
Trust preferred security	184	356	—	540

Total available-for-sale securities	$135,781	$2,059	$(696)	$137,144

Held-to-maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
June 30, 2015
Obligations of state and political subdivisions	$3,655	$67	$—	$3,722

Total held-to-maturity securities	$3,655	$67	$—	$3,722

Available-for-sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2014
Obligations of U.S. government-sponsored entities and agencies	$18,345	$126	$(35)	$18,436
Obligations of state and political subdivisions	44,645	1,124	(257)	45,512
Mortgage-backed securities - residential	57,370	965	(231)	58,104
Collateralized mortgage obligations	3,887	42	—	3,929
Trust preferred security	202	210	—	412

Total available-for-sale securities	$124,449	$2,467	$(523)	$126,393

Held-to-maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
June 30, 2014
Obligations of state and political subdivisions	$3,000	$40	$—	$3,040

Total held-to-maturity securities	$3,000	$40	$—	$3,040

The following tables summarize the amounts and distribution of the Corporation’s securities held and the weighted average yields as of June 30, 2015:

	Amortized Cost	Fair Value	Average Yield / Cost
Available-for-sale
Obligations of government sponsored entities:
Over 3 months through 1 year	$3,644	$3,645	1.46%
Over 1 year through 5 years	5,634	5,728	2.16
Over 5 years through 10 years	7,133	7,185	2.29

Total obligations of government sponsored entities	16,411	16,558	2.06
Obligations of state and political subdivisions:
Over 1 year through 5 years	7,760	7,915	3.84
Over 5 years through 10 years	22,252	22,476	3.93
Over 10 years	18,545	18,572	4.24

Total obligations of state and political subdivisions	48,557	48,963	4.03
Mortgage-backed securities - residential:
Over 1 year through 5 years	54,209	54,536	2.18
Over 5 years through 10 years	10,076	10,203	2.60
Over 10 years	156	175	5.58

Total mortgage-backed securities - residential	64,441	64,914	2.26
Mortgage-backed securities - commercial:
Over 1 year through 5 years	1,485	1,486	1.97

Total mortgage-backed securities – commercial	1,485	1,486	1.97
Collateralized mortgage obligations:
3 months or less	19	19	3.75
Over 3 months through 1 year	353	356	1.40
Over 1 year through 5 years	4,331	4,308	1.61

Total collateralized mortgage obligations	4,703	4,683	1.60
Trust preferred security	184	540	28.90

Total available-for-sale securities	$135,781	$137,144	2.88%

	Amortized Cost	Fair Value	Average Yield / Cost
Held-to-maturity
Obligations of state and political subdivisions:
Over 5 years through 10 years	$745	$771	3.46%
Over 10 years	2,910	2,951	3.10

Total held-to-maturity securities	$3,655	$3,722	3.17%

The weighted average interest rates are based on coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount. The weighted average yield on tax-exempt obligations has been calculated on a tax equivalent basis. Average yields are based on amortized cost balances. The effective yield on the trust preferred security is 28.90% due to other-than-temporary impairment charges taken in prior years along with scheduled principal and interest payments being received during the 2015 fiscal year.

At June 30, 2015, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies and corporations, with an aggregate book value which exceeds 10% of shareholders’ equity.

Loans. Loan receivables increased by $3,553 to $228,519 at June 30, 2015 compared to $224,966 at June 30, 2014. Loan demand increased, particularly in the commercial and commercial real estate segments, principally as a result of increased calling efforts within and around the surrounding markets of the Bank’s branch locations.

Major classifications of loans, net of deferred loan fees and costs, were as follows as of June 30:

	2015	2014
Commercial	$32,127	$33,780
Commercial real estate:
Construction	1,267	3,674
Other	143,375	131,227
1-4 Family residential real estate:
Owner occupied	30,050	31,046
Non-owner occupied	14,518	16,464
Construction	234	185
Consumer loans	6,948	8,590

Total loans	$228,519	$224,966

The following is a schedule of contractual maturities and repayments of 1-4 family residential real estate construction, commercial and commercial real estate loans, as of June 30, 2015:

Due in one year or less	$10,672
Due after one year but within five years	20,000
Due after five years	146,331

Total	$177,003

The following is a schedule of fixed and variable rate 1-4 family residential real estate construction, commercial and commercial real estate loans due after one year (variable rate loans are those loans with floating or adjustable interest rates) as of June 30, 2015:

	Fixed Interest Rates	Variable Interest Rates
Total 1-4 family residential real estate construction, commercial and commercial real estate loans due after one year	$65,236	$111,767

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

Failure to receive principal and interest payments when due on any loan results in efforts to restore such loan to a current status. Loans are classified as non-accrual when, in the opinion of management, full collection of principal and accrued interest is not expected. The loans must be brought and kept current for six sustained payments before being considered for removal from non-accrual status. Commercial and commercial real estate loans are classified as impaired if management determines that full collection of principal and interest, in accordance with the terms of the loan documents, is not probable. If a loan is impaired, a portion of the allowance is allocated so the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected from the collateral. Loans are evaluated for impairment when payments are delayed, typically 90 days or more, or when it is probable that not all principal and interest amounts will be collected according to the original terms of the loan. As of June 30, 2015, impaired loans totaled $3,401, of which $2,066 are included in non-accrual loans. Continued unsuccessful collection efforts generally lead to initiation of foreclosure or other legal proceedings.

The following schedule summarizes non-accrual, past due, impaired and restructured loans for the years ended June 30:

	2015	2014
Non-accrual loans	$2,269	$1,959
Accruing loans past due 90 days or more	—	—

Total non-performing loans	$2,269	$1,959
Other real estate owned	—	204

Total non-performing assets	$2,269	$2,163

Impaired loans	$3,401	$3,208
Accruing restructured loans	$1,335	$1,445

The non-performing loans are either in the process of foreclosure or efforts are being made to work with the borrower to bring the loan current. Properties acquired by the Corporation as a result of foreclosure, or by deed in lieu of foreclosure, are classified as “other real estate owned” until such time as they are sold or otherwise disposed. As of June 30, 2015, there were no properties classified as other real estate owned. As of June 30, 2014, there was $204, or two individual properties, classified as other real estate owned.

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

The following table summarizes the Corporation’s loan loss experience, and provides a breakdown of the charge-off, recovery and other activity for the years ended June 30:

	2015	2014
Allowance for loan losses at beginning of year	$2,405	$2,496
Loans charged off:
Commercial	17	17
Commercial real estate	313	49
1-4 Family residential real estate	43	214
Consumer loans	78	241

Total charge offs	451	521
Recoveries:
Commercial real estate	1	3
1-4 Family residential real estate	2	71
Consumer loans	45	107

Total recoveries	48	181

Net charge offs	403	340
Provision for loan losses charged to operations	430	249

Allowance for loan losses at end of year	$2,432	$2,405

The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios:

	Allocation of the Allowance for Loan Losses
	Allowance Amount	% of Loan Type to Total Loans	Allowance Amount	% of Loan Type to Total Loans
	June 30, 2015		June 30, 2014
Commercial	$316	14.0%	$307	15.0%
Commercial real estate loans	1,660	63.3	1,440	60.0
1-4 Family residential real estate	289	19.6	294	21.2
Consumer loans	167	3.1	364	3.8

Total	$2,432	100.0%	$2,405	100.0%

While management’s periodic analysis of the adequacy of the allowance for loan loss may allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-off that may occur.

Premises and Equipment. Net premises and equipment totaled $11,605 at June 30, 2015 compared with $6,713 at June 30, 2014 principally as a result of funds disbursed for a new facility that is being constructed at the Minerva, Ohio location to replace the existing branch and corporate headquarters. The new facility is anticipated to be completed during the 2016 fiscal year and the balance of net premises and equipment is expected to continue to increase during the construction period.

Funding Sources. Total deposits increased $19,099, or 6.1%, from $313,897 at June 30, 2014 to $332,996 at June 30, 2015. Non-interest bearing demand deposits increased $11,298, or 15.0%, savings deposits increased by $9,513, or 7.6%, and interest bearing demand checking balances increased $2,602, or 6.1%, from June 30, 2014 to June 30, 2015. Time deposits decreased by $4,314, or 6.1%, as customers choose to deposit funds into more liquid deposit products during the current low interest rate environment. The increase in deposits is primarily the result of new business and public fund customer relationships stemming from increased successful calling efforts and the economic benefit from the oil and gas activity in the Bank’s primary market areas.

The following is a schedule of average deposit amounts and average rates paid on each category for the periods included:

	Years Ended June 30,
	2015		2014
	Amount	Rate	Amount	Rate
Non-interest bearing demand deposit	$80,971	—	$71,515	—
Interest bearing demand deposit	46,003	0.15%	40,112	0.20%
Savings	130,152	0.08	118,066	0.08
Certificates and other time deposits	68,537	0.81	74,628	0.82

Total	$325,663	0.23%	$304,321	0.26%

The following table summarizes time deposits issued in amounts of $100 thousand or more as of June 30, 2015 by time remaining until maturity:

Maturing in:
Under 3 months	$3,486
Over 3 to 6 months	5,984
Over 6 to 12 months	3,380
Over 12 months	14,012

Total	$26,862

See Note 6—Short-Term Borrowings to the Consolidated Financial Statements, for information concerning short-term borrowings.

Capital Resources

Total shareholders’ equity increased by $1,263 from $40,203 at June 30, 2014 to $41,466 at June 30, 2015. The increase was primarily the result of net income of $2,958 for the current fiscal year that was partially offset by cash dividends paid of $1,311.

At June 30, 2015, management believes the Bank complied with all regulatory capital requirements. Based on the Bank’s computed regulatory capital ratios, the OCC has determined the Bank to be well capitalized under the Federal Deposit Insurance Act as of its latest exam date. The Bank’s actual and required capital amounts are disclosed in Note 10 of the Consolidated Financial Statements. Management is not aware of any matters occurring subsequent to that exam that would cause the Bank’s capital category to change.

Liquidity

Management considers the asset position of the Bank to be sufficiently liquid to meet normal operating needs and conditions. The Bank’s earning assets are divided primarily between loans and available-for-sale securities, with any excess funds placed in federal funds sold or interest-bearing deposit accounts with other financial institutions on a daily basis.

Net cash inflow from operating activities for the 2015 fiscal year were $5,606 and net cash inflows from financing activities were $18,081. Net cash outflows from investing activities were $24,268. The major sources of cash were $19,099 net increase in deposits, $43,171 net increase from sales, maturities or principal pay downs on available-for-sale securities. The major uses of cash were the $55,352 purchase of available-for-sale securities, a $5,467 net increase in premises and equipment and a $3,956 net increase in loans. Total cash and cash equivalents were $10,544 as of June 30, 2015 compared to $11,125 at June 30, 2014.

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

The Bank offers several forms of deposit products to its customers. The rates offered by the Bank and the fees charged for them are competitive with others available currently in the market area. While the Bank continues to be under competitive pressures in the Bank’s market area as financial institutions attempt to attract and keep new deposits, we believe many commercial and retail customers have been continuing to turn to community banks. Time deposit interest rates continued to remain low during the 2015 fiscal year. Compared to our peers, the Corporation’s core deposits consist of a larger percentage of non-interest bearing demand deposits resulting in the cost of funds remaining at a low level of 0.35%.

Jumbo time deposits (those with balances of $100 thousand and over) were $26,862 and $28,224 at June 30, 2015 and 2014, respectively. These deposits are monitored closely by the Bank and typically priced on an individual basis. When these deposits are from a municipality, certain bank-owned securities are pledged to guarantee the safety of these public fund deposits as required by Ohio law. The Corporation has the option to use a fee paid broker to obtain deposits from outside its normal service area as an additional source of funding. However, these deposits are not relied upon as a primary source of funding and the Bank can foresee no dependence on these types of deposits in the near term. The Bank had no brokered deposits at June 30, 2015.

Dividends from the Bank are the primary source of funds for payment of dividends to our shareholders. However, there are statutory limits on the amount of dividends the Bank can pay without regulatory approval. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. Additionally, the Bank may not declare or pay any dividend if, after making the dividend, the Bank would be “undercapitalized,” as defined in the federal regulations. As of June 30, 2015 the Bank could, without prior approval, declare a dividend of approximately $4,369.

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

Presented below is a discussion of the accounting policies that management believes is the most important to the portrayal and understanding of the Corporation’s financial condition and results of operations. These policies require management’s most difficult, subjective and complex judgments about matters that are inherently uncertain. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood. Also, see Note 1 of the Consolidated Financial Statements for additional information related to significant accounting policies.

Allowance for Loan Losses. Management periodically reviews the loan portfolio in order to establish an estimated allowance for loan losses (allowance) that are probable as of the respective reporting date. Additions to the allowance are charged against earnings for the period as a provision for loan losses. Actual loan losses are charged against the allowance when management believes the collection of principal will not occur. Unpaid interest for loans placed on non-accrual status is reversed against current interest income.

The allowance is regularly reviewed by management to determine whether or not the amount is considered adequate to absorb probable incurred losses. If not, an additional provision is made to increase the allowance. This evaluation includes specific loss estimates on certain individually reviewed loans, loss estimates for loan groups or pools based on historical loss experience and general loss estimates based upon the size, quality, and concentration characteristics of the various loan portfolios, adverse situations that may affect a borrower’s ability to repay, and current economic and industry conditions, among other things. The allowance is also subject to periodic examination by regulators whose review includes a determination as to its adequacy to absorb probable incurred losses.

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

Contractual Obligations, Commitments and Contingent Liabilities

The following table presents, as of June 30, 2015, the Corporation’s significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	Note Reference	2016	2017	2018	2019	2020	Thereafter	Total
Certificates of deposit	5	$31,955	$15,933	$10,078	$3,761	$3,742	$892	$66,361
Short-term borrowings	6	19,838	—	—	—	—	—	19,838
Federal Home Loan Advances	7	564	62	5,564	50	—	—	6,240
Salary continuation plan	8	99	123	117	142	148	1,264	1,893
Operating leases	4	95	77	43	4	4	—	223
Deposits without maturity		—	—	—	—	—	—	266,635

Note 11- Commitments with Off-balance Sheet Risk to the Consolidated Financial Statements discusses in greater detail other commitments and contingencies and the various obligations that exist under those agreements. These commitments and contingencies consist primarily of commitments to extend credit to borrowers under lines of credit.

Off-Balance Sheet Arrangements

At June 30, 2015, the Corporation had no unconsolidated, related special purpose entities, nor did the Corporation engage in derivatives and hedging contracts, such as interest rate swaps, which may expose the Corporation to liabilities greater than the amounts recorded on the consolidated balance sheet. The Corporation’s investment policy prohibits engaging in derivative contracts for speculative trading purposes; however, in the future, the Corporation may pursue certain contracts, such as interest rate swaps, in an effort to execute a sound and defensive interest rate risk management policy.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992 Internal Control-Integrated Framework. Based on that assessment, we have concluded that, as of June 30, 2015, our internal control over financial reporting is effective based on those criteria.

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

/s/ Renee K. Wood

Renee K. Wood

Chief Financial Officer & Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Consumers Bancorp, Inc.

Minerva, Ohio

We have audited the accompanying consolidated balance sheets of Consumers Bancorp, Inc. as of June 30, 2015 and 2014 and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Consumers Bancorp, Inc. as of June 30, 2015 and 2014 and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

Crowe Horwath LLP

Cleveland, Ohio

September 23, 2015

CONSOLIDATED BALANCE SHEETS

As of June 30, 2015 and 2014

(Dollar amounts in thousands, except per share data)

	2015	2014
ASSETS:
Cash on hand and noninterest-bearing deposits in financial institutions	$8,028	$9,049
Federal funds sold and interest-bearing deposits in financial institutions	2,516	2,076

Total cash and cash equivalents	10,544	11,125
Certificate of deposits in financial institutions	4,470	2,703
Securities, available-for-sale	137,144	126,393
Securities, held-to-maturity (fair value 2015 $3,722, 2014 $3,040)	3,655	3,000
Federal bank and other restricted stocks, at cost	1,396	1,396
Loans held for sale	462	559
Total loans	228,519	224,966
Less allowance for loan losses	(2,432)	(2,405)

Net loans	226,087	222,561
Cash surrender value of life insurance	6,626	5,967
Premises and equipment, net	11,605	6,713
Other real estate owned	—	204
Accrued interest receivable and other assets	1,978	1,856

Total assets	$403,967	$382,477

LIABILITIES:
Deposits:
Non-interest bearing demand	$86,651	$75,353
Interest bearing demand	45,320	42,718
Savings	134,664	125,151
Time	66,361	70,675

Total deposits	332,996	313,897
Short-term borrowings	19,838	19,489
Federal Home Loan Bank advances	6,240	6,296
Accrued interest payable and other liabilities	3,427	2,592

Total liabilities	362,501	342,274
Commitments and contingent liabilities (Note 11)

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value; 350,000 shares authorized	—	—
Common shares, no par value; 3,500,000 shares authorized; 2,854,133 shares issued as of June 30, 2015 and 2014	14,630	14,630
Retained earnings	27,589	25,940
Treasury stock, at cost (130,064 and 129,875 common shares at June 30, 2015 and 2014, respectively)	(1,652)	(1,650)
Accumulated other comprehensive income	899	1,283

Total shareholders’ equity	41,466	40,203

Total liabilities and shareholders’ equity	$403,967	$382,477

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

Years Ended June 30, 2015 and 2014

(Dollar amounts in thousands, except per share data)

	2015	2014
Interest income:
Loans, including fees	$11,034	$10,642
Federal funds sold and interest-bearing deposits in financial institutions	73	47
Securities, taxable	1,887	1,606
Securities, tax-exempt	1,363	1,361

Total interest and dividend income	14,357	13,656
Interest expense:
Deposits	736	783
Short-term borrowings	31	26
Federal Home Loan Bank advances	182	186

Total interest expense	949	995

Net interest income	13,408	12,661
Provision for loan losses	430	249

Net interest income after provision for loan losses	12,978	12,412

Other income:
Service charges on deposit accounts	1,229	1,321
Debit card interchange income	916	877
Bank owned life insurance income	183	178
Gain on sale of mortgage loans	231	125
Securities gains, net	160	49
Gain (loss) on disposition of other real estate owned	30	(10)
Other	225	221

Total other income	2,974	2,761

Other expenses:
Salaries and employee benefits	6,831	6,360
Occupancy and equipment	1,456	1,325
Data processing expenses	573	563
Professional and director fees	438	466
Federal Deposit Insurance Corporation assessments	226	233
Franchise taxes	315	303
Marketing and advertising	248	243
Loan and collection expenses	125	198
Telephone and communications	288	279
Debit card processing expenses	462	428
Other	1,314	1,284

Total other expenses	12,276	11,682

Income before income taxes	3,676	3,491
Income tax expense	718	654

Net income	$2,958	$2,837

Basic earnings per share	$1.09	$1.05
Diluted earnings per share	$1.08	$1.05

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended June 30, 2015 and 2014

(Dollar amounts in thousands, except per share data)

	2015	2014

Net income	$2,958	$2,837

Other comprehensive income, net of tax:
Net change in unrealized gains (losses):
Unrealized gains (loss) arising during the period	(421)	2,017
Reclassification adjustment for gains included in income	(160)	(49)
Net unrealized gain (loss)	(581)	1,968
Income tax effect	(197)	669

Other comprehensive income (loss)	(384)	1,299

Total comprehensive income	$2,574	$4,136

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended June 30, 2015 and 2014

(Dollar amounts in thousands, except per share data)

	Common Shares	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, June 30, 2013	$5,393	$24,416	$(1,650)	$(16)	$28,143
Net income		2,837			2,837
Other comprehensive income				1,299	1,299
Issuance of 655,668 shares for rights and public offering, net of offering costs of $762	9,237				9,237
20 Dividend reinvestment plan shares associated with forfeited restricted stock awards retired to treasury
Cash dividends declared ($0.48 per share)		(1,313)			(1,313)

Balance, June 30, 2014	14,630	25,940	(1,650)	1,283	40,203
Net income		2,958			2,958
Other comprehensive loss				(384)	(384)
189 Dividend reinvestment plan shares associated with expired and forfeited restricted stock awards retired to treasury		2	(2)		—
Cash dividends declared ($0.48 per share)		(1,311)			(1,311)

Balance, June 30, 2015	$14,630	$27,589	$(1,652)	$899	$41,466

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30, 2015 and 2014

(Dollar amounts in thousands, except per share data)

	2015	2014
Cash flows from operating activities:
Net income	$2,958	$2,837
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	575	551
Securities amortization and accretion, net	1,009	942
Provision for loan losses	430	249
(Gain) loss on disposition of other real estate owned	(30)	10
Net gain on sale of loans	(231)	(125)
Deferred income tax expense (benefit)	(22)	27
Gain on sale of securities	(160)	(49)
Origination of loans held for sale	(16,590)	(6,636)
Proceeds from loans held for sale	16,918	6,295
Increase in cash surrender value of life insurance	(183)	(178)
Change in:
Other assets and other liabilities	932	66

Net cash flows from operating activities	5,606	3,989

Cash flows from investing activities:
Securities available-for-sale:
Purchases	(55,352)	(50,310)
Maturities, calls and principal pay downs	27,047	17,573
Proceeds from sales of available-for-sale securities	16,124	4,648
Securities held-to-maturity:
Purchases	(780)	—
Principal pay downs	125	—
Net (increase) decrease in certificates of deposit with other financial institutions	(1,767)	1,472
Purchase of Federal Reserve Bank stock, at cost	—	(210)
Net increase in loans	(3,956)	(9,179)
Purchase of Bank owned life insurance	(476)	—
Acquisition of premises and equipment	(5,467)	(1,556)
Proceeds from sale of other real estate owned	234	699

Net cash flows from investing activities	(24,268)	(36,863)

Cash flows from financing activities:
Net increase in deposit accounts	19,099	19,790
Proceeds from Federal Home Loan advances	8,500	2,500
Repayments of FHLB advances	(8,556)	(2,570)
Change in short-term borrowings	349	6,999
Net proceeds from rights and public offerings	—	9,237
Dividends paid	(1,311)	(1,313)

Net cash flows from financing activities	18,081	34,643

Increase (decrease) in cash and cash equivalents	(581)	1,769
Cash and cash equivalents, beginning of year	11,125	9,356

Cash and cash equivalents, end of year	$10,544	$11,125

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$952	$999
Federal income taxes paid	735	785
Noncash transactions:
Transfer from loans to repossessed assets	—	913

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015 and 2014

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

Nature of Operations: Consumers Bancorp, Inc. is a bank holding company headquartered in Minerva, Ohio that provides, through its banking subsidiary, a broad array of products and services throughout its primary market area of Carroll, Columbiana, Stark, Summit, Wayne and contiguous counties in Ohio. The Bank’s business involves attracting deposits from businesses and individual customers and using such deposits to originate commercial, mortgage and consumer loans in its primary market area.

Business Segment Information: The Corporation is engaged in the business of commercial and retail banking, which accounts for substantially all of its revenues, operating income, and assets. Accordingly, all of its operations are reported in one segment, banking.

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

Cash Reserves: The Bank is required to maintain cash on hand and non-interest bearing balances on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing requirements. The required reserve balance at June 30, 2015 and 2014 was $4,613 and $3,952, respectively.

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

Concentrations of Credit Risk: The Bank grants consumer, real estate and commercial loans primarily to borrowers in Carroll, Columbiana, Stark, Summit and Wayne counties. Therefore, the Corporation’s exposure to credit risk is significantly affected by changes in the economy in these counties. Automobiles and other consumer assets, business assets and residential and commercial real estate secure most loans.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment is evaluated collectively for smaller-balance loans of similar nature such as residential mortgage, consumer loans and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected from the collateral. Loans are evaluated for impairment when payments are delayed, typically 90 days or more, or when it is probable that not all principal and interest amounts will be collected according to the original terms of the loan. Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective interest rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For troubled debt restructurings that subsequently default, the Corporation determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

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

Commercial: Commercial loans are made for a wide variety of general business purposes, including financing for equipment, inventories and accounts receivable. The term of each commercial loan varies by its purpose. Commercial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and prudently expand its business. Current and projected cash flows are evaluated to determine the ability of the borrower to repay their obligations as agreed. Commercial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and usually incorporate a personal guarantee; however, some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The commercial loan portfolio includes loans to a wide variety of corporations and businesses across many industrial classifications in the areas where the Bank operates.

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

1-4 Family Residential Real Estate: Residential real estate loans are secured by one to four family residential properties and include both owner occupied, non-owner occupied and home equity loans. Credit approval for residential real estate loans requires demonstration of sufficient income to repay the principal and interest and the real estate taxes and insurance, stability of employment, an established credit record and an appropriately appraised value of the real estate securing the loan that generally requires that the residential real estate loan amount be no more than 80% of the purchase price or the appraised value of the real estate securing the loan unless the borrower provides private mortgage insurance. Underwriting standards for home equity loans are heavily influenced by statutory requirements, which include, but are not limited to, a maximum loan-to-value percentage of 80%, collection remedies, the number of such loans a borrower can have at one time and documentation requirements.

Consumer: The Corporation originates direct and indirect consumer loans, primarily automobile loans, personal lines of credit, and unsecured consumer loans in its primary market areas. Credit approval for consumer loans requires income sufficient to repay principal and interest due, stability of employment, an established credit record and sufficient collateral for secured loans. Consumer loans typically have shorter terms and lower balances with higher yields as compared to real estate mortgage loans, but generally carry higher risks of default. Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances.

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

Transfers of Financial Assets:  Transfers of financial assets are accounted for as sales, when control over the assets has been relinquished.  Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Corporation, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Corporation does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

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

Cash Surrender Value of Life Insurance: The Bank has purchased single-premium life insurance policies to insure the lives of current and former participants in the salary continuation plan. As of June 30, 2015, the Bank had policies with total death benefits of $14,081 and total cash surrender values of $6,626. As of June 30, 2014, the Bank had policies with total death benefits of $12,144 and total cash surrender values of $5,967. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other changes or other amounts due that are probable at settlement. Tax-exempt income is recognized from the periodic increases in cash surrender value of these policies.

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

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available-for-sale, which are also recognized as a separate component of equity, net of tax.

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

Reclassifications: Certain reclassifications have been made to the June 30, 2014 financial statements to be comparable to the June 30, 2015 presentation. The reclassifications had no impact on prior year net income or shareholders’ equity.

Adoption of New Accounting Standards: In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The amendments in this Update change the accounting for repurchase-to-maturity transactions to secured borrowing accounting. For repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. The amendments also require enhanced disclosures. The accounting changes in this Update are effective for the first interim or annual period beginning after December 15, 2014. An entity is required to present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Earlier application is prohibited. The disclosure for certain transactions accounted for as a sale is required to be presented for interim and annual periods beginning after December 15, 2014, and the disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. The disclosures are not required to be presented for comparative periods before the effective date. The Corporation has included the disclosures related to this Update in Note 6-Short-Term Borrowings to the Consolidated Financial Statements.

In August 2014, the FASB issued ASU 2014-14, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40). The amendments in this Update require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) the loan has a government guarantee that is not separable from the loan before foreclosure, (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in this Update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. This Update did not have a significant impact on the Corporation’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Effective: In January 2015, the FASB issued ASU 2015-01, Income Statement – Extraordinary and Unusual Items, as part of its initiative to reduce complexity in accounting standards. This Update eliminates from U.S. generally accepted accounting principles the concept of extraordinary items. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity may also apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. This Update is not expected to have a significant impact on the Corporation’s financial statements.

In June 2015, the FASB issued ASU 2015-10, Technical Corrections and Improvements. The amendments in this Update represent changes to clarify the FASB Accounting Standards Codification (“Codification”), correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Transition guidance varies based on the amendments in this Update. The amendments in this Update that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon the issuance of this Update. This Update is not expected to have a significant impact on the Corporation’s financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2—SECURITIES

The following table summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at June 30, 2015 and 2014 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses:

Available-for-sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2015
Obligations of U.S. government-sponsored entities and agencies	$16,411	$178	$(31)	$16,558
Obligations of state and political subdivisions	48,557	811	(405)	48,963
Mortgage-backed securities - residential	64,441	699	(226)	64,914
Mortgage-backed securities - commercial	1,485	1	—	1,486
Collateralized mortgage obligations - residential	4,703	14	(34)	4,683
Trust preferred security	184	356	—	540
Total available-for-sale securities	$135,781	$2,059	$(696)	$137,144

Held-to-maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
June 30, 2015
Obligations of state and political subdivisions	$3,655	$67	$—	$3,722
Total held-to-maturity securities	$3,655	$67	$—	$3,722

Available-for-sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2014
Obligations of U.S. government sponsored entities and agencies	$18,345	$126	$(35)	$18,436
Obligations of state and political subdivisions	44,645	1,124	(257)	45,512
Mortgage-backed securities - residential	57,370	965	(231)	58,104
Collateralized mortgage obligations - residential	3,887	42	—	3,929
Trust preferred security	202	210	—	412
Total available-for-sale securities	$124,449	$2,467	$(523)	$126,393

Held-to-maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
June 30, 2014
Obligations of state and political subdivisions	$3,000	$40	$—	$3,040
Total held-to-maturity securities	$3,000	$40	$—	$3,040

Proceeds from sales and calls of available-for-sale securities during 2015 and 2014 were as follows:

	2015	2014
Proceeds from sales	$16,124	$4,648
Gross realized gains	283	50
Gross realized losses	123	1

The income tax provision applicable to realized gains amounted to $96 in 2015 and $17 in 2014. The income tax benefit applicable to the net realized losses was $42 for June 30, 2015 and there was no tax benefit recognized from gross realized losses in 2014.

The amortized cost and fair values of debt securities at June 30, 2015 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, collateralized mortgage obligations and the trust preferred security are shown separately.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Available-for-sale	Amortized Cost	Fair Value
Due in one year or less	$3,644	$3,645
Due after one year through five years	13,394	13,643
Due after five years through ten years	29,385	29,661
Due after ten years	18,545	18,572
Total	64,968	65,521
Mortgage-backed securities – residential	64,441	64,914
Mortgage-backed securities – commercial	1,485	1,486
Collateralized mortgage obligations - residential	4,703	4,683
Trust preferred security	184	540
Total	$135,781	$137,144

Held-to-maturity	Amortized Cost	Fair Value
Due after five years through ten years	$745	$771
Due after ten years	$2,910	$2,951
Total	$3,655	$3,722

Securities with a carrying value of approximately $59,805 and $44,720 were pledged at June 30, 2015 and 2014, respectively, to secure public deposits and commitments as required or permitted by law. At June 30, 2015 and 2014, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, with an aggregate book value greater than 10% of shareholders’ equity.

The following table summarizes the securities with unrealized and unrecognized losses at June 30, 2015 and 2014, aggregated by investment category and length of time the individual securities have been in a continuous unrealized or unrecognized loss position:

	Less than 12 Months		12 Months or more		Total
Available-for-sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2015
Obligations of U.S. government-sponsored entities and agencies	$3,719	$(31)	$—	$—	$3,719	$(31)
Obligations of states and political subdivisions	18,796	(352)	2,145	(53)	20,941	(405)
Mortgage-backed securities - residential	24,322	(200)	2,031	(26)	26,353	(226)
Collateralized mortgage obligations - residential	3,321	(34)	—	—	3,321	(34)
Total available-for-sale	$50,158	$(617)	$4,176	$(79)	$54,334	$(696)

	Less than 12 Months		12 Months or more		Total
Available-for-sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

June 30, 2014
Obligations of U.S. government-sponsored entities and agencies	$1,492	$(7)	$5,411	$(28)	$6,903	$(35)
Obligations of states and political subdivisions	9,929	(223)	3,719	(34)	13,648	(257)
Mortgage-backed securities - residential	10,403	(210)	2,342	(21)	12,745	(231)
Total available-for-sale	$21,824	$(440)	$11,472	$(83)	$33,296	$(523)

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

As of June 30, 2015, the Corporation’s securities portfolio consisted of $137,144 available-for-sale securities, of which $54,334 were in an unrealized loss position. There were 84 securities in an unrealized loss position at June 30, 2015, eight of which were in a continuous loss position for twelve or more months. The unrealized losses related to the Corporation’s obligations of U.S. government-sponsored entities and agencies, obligations of states and political subdivisions, residential mortgage-backed securities and collateralized mortgage obligations, as discussed below:

U.S. Government-Sponsored Entities and Agencies: At June 30, 2015, the securities issued by U.S. government-sponsored entities and agencies held by the Corporation were primarily issued by Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to higher interest rates, and not credit quality, and because the Corporation does not have the intent to sell nor is it likely that it will be required to sell the securities before their anticipated recovery, the Corporation does not consider these securities to be other-than-temporarily impaired.

Obligations of States and Political Subdivisions: At June 30, 2015, approximately 91.5% of the obligations of states and political subdivisions classified as available-for-sale were general obligation bonds and 8.5% were revenue bonds. The unrealized losses were mainly attributable to the spreads for these types of securities being wider at June 30, 2015 than when these securities were purchased and changes in interest rates. Management monitors the financial data of the individual municipalities to ensure they meet minimum credit standards. Since the Corporation does not intend to sell these securities and it is not likely the Corporation will be required to sell these securities at an unrealized loss position prior to any anticipated recovery in fair value, which may be maturity, management does not believe there is any other-than-temporary impairment related to these securities at June 30, 2015.

Mortgage-Backed Securities and Collateralized Mortgage Obligations: At June 30, 2015, all of the mortgage-backed securities and collateralized mortgage obligations held by the Corporation were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to higher interest rates and higher than projected prepayment speeds increasing the premium amortization, and not credit quality, and because the Corporation does not have the intent to sell nor is it likely that it will be required to sell the securities before their anticipated recovery, the Corporation does not consider these securities to be other-than-temporarily impaired.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3—LOANS

Major classifications of loans were as follows as of June 30:

	2015	2014
Commercial	$32,155	$33,809
Commercial real estate:
Construction	1,295	3,688
Other	143,680	131,518
1 – 4 Family residential real estate:
Owner occupied	30,027	31,044
Non-owner occupied	14,555	16,505
Construction	234	186
Consumer	6,965	8,604
Subtotal	228,911	225,354
Less: Deferred loan fees and costs	(392)	(388)
Allowance for loan losses	(2,432)	(2,405)
Net loans	$226,087	$222,561

The following table presents the activity in the allowance for loan losses by portfolio segment for the year ending June 30, 2015:

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total

Allowance for loan losses:
Beginning balance	$307	$1,440	$294	$364	$2,405
Provision for loan losses	26	532	36	(164)	430
Loans charged-off	(17)	(313)	(43)	(78)	(451)
Recoveries	—	1	2	45	48
Total ending allowance balance	$316	$1,660	$289	$167	$2,432

The following table presents the activity in the allowance for loan losses by portfolio segment for the year ending June 30, 2014:

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total

Allowance for loan losses:
Beginning balance	$161	$1,471	$614	$250	$2,496
Provision for loan losses	163	15	(177)	248	249
Loans charged-off	(17)	(49)	(214)	(241)	(521)
Recoveries	—	3	71	107	181
Total ending allowance balance	$307	$1,440	$294	$364	$2,405

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2015. Included in the recorded investment in loans is $501 of accrued interest receivable net of deferred loans fees and costs of $392.

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$58	$12	$—	$70
Collectively evaluated for impairment	316	1,602	277	167	2,362

Total ending allowance balance	$316	$1,660	$289	$167	$2,432

Recorded investment in loans:
Loans individually evaluated for impairment	$—	$2,786	$615	$—	$3,401
Loans collectively evaluated for impairment	32,210	142,139	44,304	6,966	225,619

Total ending loans balance	$32,210	$144,925	$44,919	$6,966	$229,020

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2014. Included in the recorded investment in loans is $491 of accrued interest receivable net of deferred loans fees and costs of $388.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information related to loans individually evaluated for impairment by class of loans as of and for the year ended June 30, 2015:

	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized

With no related allowance recorded:
Commercial real estate:
Other	$2,432	$2,082	$—	$1,844	$145	$145
1-4 Family residential real estate:
Owner occupied	58	35	—	187	34	34
Non-owner occupied	—	—	—	48	15	15
With an allowance recorded:
Commercial real estate:
Other	740	704	58	761	36	36
1-4 Family residential real estate:
Owner occupied	122	123	4	125	7	7
Non-owner occupied	512	457	8	483	19	19
Total	$3,864	$3,401	$70	$3,448	$256	$256

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the recorded investment in non-accrual and loans past due over 90 days still on accrual by class of loans as of June 30, 2015 and 2014:

	June 30, 2015		June 30, 2014
		Loans Past Due		Loans Past Due
		Over 90 Days		Over 90 Days
		Still		Still
	Non-accrual	Accruing	Non-accrual	Accruing
Commercial	$—	$—	$—	$—
Commercial real estate:
Other	2,079	—	1,683	—
1 – 4 Family residential:
Owner occupied	190	—	276	—
Non-owner occupied	—	—	—	—
Consumer	—	—	—	—
Total	$2,269	$—	$1,959	$—

Non-accrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the aging of the recorded investment in past due loans as of June 30, 2015 by class of loans:

	Days Past Due
	30 - 59	60 - 89	90 Days or	Total	Loans Not
	Days	Days	Greater	Past Due	Past Due	Total
Commercial	$—	$25	$—	$25	$32,185	$32,210
Commercial real estate:
Construction	—	—	—	—	1,270	1,270
Other	62	—	30	92	143,563	143,655
1-4 Family residential:
Owner occupied	268	68	139	475	29,654	30,129
Non-owner occupied	—	8	—	8	14,547	14,555
Construction	—	—	—	—	235	235
Consumer	17	—	—	17	6,949	6,966
Total	$347	$101	$169	$617	$228,403	$229,020

The above table of past due loans includes the recorded investment in non-accrual loans of $169 in the 90 days or greater category and $2,100 in the loans not past due category.

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

Troubled Debt Restructurings:

As of June 30, 2015, the recorded investment of loans classified as troubled debt restructurings was $1,335 with $70 of specific reserves allocated to these loans. As of June 30, 2014, the recorded investment of loans classified as troubled debt restructurings was $1,528 with $118 of specific reserves allocated to these loans. As of June 30, 2015 and 2014, the Corporation had not committed to lend any additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

During the fiscal years ended June 30, 2015 and 2014 there were no loan modifications completed that were classified as troubled debt restructurings. There was no increase to the allowance for loan losses or any charge offs from troubled debt restructurings during the twelve month periods ended June 30, 2015 and 2014.

There were no loans classified as troubled debt restructurings for which there was a payment default during the 2015 or the 2014 fiscal years. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2015, and based on the most recent analysis performed, the recorded investment by risk category of loans by class of loans is as follows:

		Special			Not
	Pass	Mention	Substandard	Doubtful	Rated
Commercial	$27,359	$4,030	$96	$—	$725
Commercial real estate:
Construction	1,224	—	46	—	—
Other	133,452	4,473	2,876	2,032	822
1-4 Family residential real estate:
Owner occupied	4,029	—	—	35	26,065
Non-owner occupied	12,602	475	1,025	—	453
Construction	235	—	—	—	—
Consumer	—	—	—	—	6,966
Total	$178,901	$8,978	$4,043	$2,067	$35,031

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

The Bank has granted loans to certain of its executive officers, directors and their affiliates. A summary of activity during the year ended June 30, 2015 of related party loans were as follows:

Principal balance, July 1	$3,092
New loans	1,372
Reclassification	191
Repayments	(135)
Principal balance, June 30	$4,520

NOTE 4—PREMISES AND EQUIPMENT

Major classifications of premises and equipment were as follows as of June 30:

	2015	2014
Land	$1,469	$1,469
Land improvements	406	406
Building and leasehold improvements	11,391	6,141
Furniture, fixture and equipment	4,853	4,795
Total premises and equipment	18,119	12,811
Accumulated depreciation and amortization	(6,514)	(6,098)
Premises and equipment, net	$11,605	$6,713

Included in Building and Leasehold improvements above is $6,453 and $1,164 of construction in progress as of June 30, 2015 and 2014, respectively related to construction of the Corporation’s main office and branch location. Once these assets are placed into service, these assets will be depreciated over the estimated useful life of the assets. Depreciation expense was $575 and $551 for the years ended June 30, 2015 and 2014, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Corporation is obligated under non-cancelable operating leases for facilities and equipment. The approximate minimum annual rentals and commitments under these non-cancelable agreements and leases with remaining terms in excess of one year are as follows:

Twelve Months Ending June 30
2016	$95
2017	77
2018	43
2019	4
2020	4
$223

Rent expense incurred was $134 and $115 during the years ended June 30, 2015 and 2014, respectively.

NOTE 5—DEPOSITS

The aggregate amount of time deposits, each with a minimum denomination of $250 thousand was $14,719 and $15,249 as of June 30, 2015 and 2014, respectively.

Scheduled maturities of time deposits at June 30, 2015 were as follows:

Twelve Months Ending June 30
2016	$31,955
2017	15,933
2018	10,078
2019	3,761
2020	3,742
Thereafter	892
$66,361

Related party deposits totaled $6,115 as of June 30, 2015 and $6,489 as of June 30, 2014.

NOTE 6—SHORT-TERM BORROWINGS

Short-term borrowings consisted of repurchase agreements and Federal fund purchased. Securities sold under agreements to repurchase are utilized to facilitate the needs of our customers. Physical control is maintained for all securities pledged to secure repurchase agreements. Information concerning all short-term borrowings at June 30, maturing in less than one year is summarized as follows:

	2015	2014
Balance at June 30	$19,838	$19,489
Average balance during the year	18,281	15,888
Maximum month-end balance	21,583	20,299
Average interest rate during the year	0.17%	0.16%
Weighted average rate, June 30	0.16%	0.16%

The remaining contractual maturity of repurchase agreements in the consolidated balance sheets as of June 30, 2015 and 2014 is presented in the following table.

	Overnight and Continuous
	2015	2014
U.S. government-sponsored entities and agencies pledged	$4,313	$658
Residential mortgage-backed securities pledged	16,301	18,335
Collateralized mortgage obligations pledged	1,658	1,715
Total pledged	$22,272	$20,708
Repurchase agreements	$19,838	$19,489

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total interest expense on short-term borrowings was $31 and $26 for the years ended June 30, 2015 and 2014, respectively.

NOTE 7—FEDERAL HOME LOAN BANK ADVANCES

A summary of Federal Home Loan Bank (FHLB) advances were as follows:

Advance Type	Maturity	Term	Interest Rate	Balance June 30, 2015	Balance June 30, 2014
Interest-only, single maturity	10/09/2015	Fixed	1.43%	$500	$500
Interest-only, single maturity	10/12/2017	Fixed	2.07	500	500
Interest-only, putable	12/07/2017	Fixed	3.24	5,000	5,000
Principal and interest, mortgage matched	04/01/2019	Fixed	4.30	240	296
				$6,240	$6,296

Each fixed rate advance has a prepayment penalty equal to the present value of 100% of the lost cash flow based upon the difference between the contract rate on the advance and the current rate on the new advance. The $5 million putable advance with the maturity date of December 7, 2017 can be called quarterly until maturity at the option of the FHLB, with the next call option being September 8, 2015. The following table is a summary of the scheduled principal payments for all advances:

Twelve Months Ending June 30	Principal Payments
2016	$564
2017	62
2018	5,564
2019	50
$6,240

Pursuant to collateral agreements with the FHLB, advances are secured by all the stock invested in the FHLB and certain qualifying first mortgage loans. The advances were collateralized by $29,143 and $31,641 of first mortgage loans under a blanket lien arrangement at June 30, 2015 and 2014, respectively. Based on this collateral and the Corporation’s holdings of FHLB stock, the Bank was eligible to borrow up to a total of $17,727 in advances at June 30, 2015.

NOTE 8—EMPLOYEE BENEFIT PLANS

The Bank maintains a 401(k) savings and retirement plan that permits eligible employees to make before- or after-tax contributions to the plan, subject to the dollar limits from Internal Revenue Service regulations. The Bank matches 100% of the employee’s voluntary contributions to the plan based on the amount of each participant’s contributions up to a maximum of 4% of eligible compensation. All regular full-time and part-time employees who complete six months of service and are at least 21 years of age are eligible to participate. Amounts charged to operations were $166 and $148, for the years ended June 30, 2015 and 2014, respectively.

The Bank has adopted a Salary Continuation Plan (the Plan) to encourage Bank executives to remain employees of the Bank. The Plan provides such executives (and, in the event of the executive’s death, surviving beneficiary) with 180 months of salary continuation payments equal to a certain percentage of an executive’s average compensation, as defined within each agreement, for the three full calendar years prior to Normal Retirement Age. For purposes of the Plan, “Normal Retirement Age” means the executive’s 65th birthday. Vesting under the Plan commences at age 50 and is prorated until age 65. If an executive dies during active service, the executive’s beneficiary is entitled to the Normal Retirement Benefit. The executive can become fully vested in the Accrual Balance upon termination of employment following a disability or a change in control of the Bank. For purposes of the Plan, “Accrual Balance” means the liability that should be accrued by the Corporation for the Corporation’s obligation to the executive under the Plan. For purposes of calculating the Accrual Balance, the discount rate in effect at June 30, 2015 was 4.5% and was 5.0% at June 30, 2014. The accrued liability for the salary continuation plan was $1,893 as of June 30, 2015 and $1,722 as of June 30, 2014. For the years ended June 30, 2015 and 2014, $217 and $178, respectively, have been charged to expense in connection with the Plan. Distributions to participants were $46 and $22 for the years ending June 30, 2015 and 2014, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes the status of the restricted stock awards:

	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Share
Outstanding at June 30, 2014	11,278	$14.20
Expired	(2,637)	13.44
Forfeited	(1,098)	14.61
Non-vested at June 30, 2015	7,543	14.40
Expired on September 23, 2015	(3,266)	13.19
Non-vested at September 23, 2015	4,277	$15.32

There was no expense recognized in the 2014 and 2015 fiscal years in connection with the restricted stock awards since grants scheduled to vest expired due to not meeting the performance targets. As of June 30, 2015, there was $66 of total unrecognized compensation costs, subject to meeting performance targets, related to non-vested shares granted under the 2010 Plan. The cost is expected to be recognized over a weighted-average period of 1.41 years.

NOTE 9—INCOME TAXES

The provision for income taxes consists of the following for the years ended June 30:

	2015	2014
Current income taxes	$740	$627
Deferred income tax expense (benefit)	(22)	27
	$718	$654

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The net deferred income tax asset consists of the following components at June 30:

	2015	2014
Deferred tax assets:
Allowance for loan losses	$704	$698
Deferred compensation	707	645
Recognized loss on impairment of security	265	265
Intangibles	—	22
OREO deferred gain	14	15
Non-accrual loan interest income	65	100
Gross deferred tax asset	1,755	1,745

Deferred tax liabilities:
Depreciation	(223)	(288)
Loan fees	(248)	(223)
Prepaid expenses	(121)	(94)
FHLB stock dividends	(166)	(165)
Net unrealized securities gain	(463)	(661)
Gross deferred tax liabilities	(1,221)	(1,431)
Net deferred asset	$534	$314

The difference between the provision for income taxes and amounts computed by applying the statutory income tax rate of 34% to statutory income before taxes consists of the following for the years ended June 30:

	2015	2014
Income taxes computed at the statutory rate on pretax income	$1,250	$1,187
Tax exempt income	(483)	(483)
Cash surrender value income	(62)	(61)
Other	13	11
	$718	$654

At June 30, 2015 and June 30, 2014, the Corporation had no unrecognized tax benefits recorded. The Corporation does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months. There were no interest or penalties recorded for the years ended June 30, 2015 and 2014 and there were no amounts accrued for interest and penalties at June 30, 2015 and 2014.

The Corporation and the Bank are subject to U.S. federal income tax as an income-based tax and a capital-based franchise tax in the state of Ohio. The Corporation and the Bank are no longer subject to examination by taxing authorities for years before 2011.

NOTE 10—REGULATORY MATTERS

The Bank is subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective-action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. Management believes as of June 30, 2015, the Bank has met all capital adequacy requirements to which it is subject.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of fiscal year-end 2015 and 2014, the Corporation met the definition of a small bank holding company and, therefore, was exempt from consolidated risk-based and leverage capital adequacy guidelines for bank holding companies. The Basel III Capital Rules became effective for the Bank on January 1, 2015 and certain provisions are subject to a phase-in period. The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and be phased in over a four -year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019). The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is applicable to only certain covered institutions and does not have any current applicability to the Bank.

The aforementioned capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of Common Equity Tier 1 capital to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

The following table presents actual and required capital ratios as of June 30, 2015 for the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of June 30, 2015 based on the phase-in provisions of the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required - Basel III		Minimum Required To Be Considered Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2015
Common equity Tier 1 to risk-weighted assets Bank	$38.5	14.4%	$12.0	4.5%	$17.4	6.5%
Tier 1 capital to risk weighted assets Bank	38.5	14.4	16.1	6.0	21.4	8.0
Total Capital to risk weighted assets Bank	41.0	15.3	21.4	8.0	26.8	10.0
Tier 1 capital to average assets Bank	38.5	9.5	16.2	4.0	20.2	5.0

The following table presents actual and required capital ratios as of June 30, 2014 for the Bank under the regulatory capital rules then in effect.

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2014
Total capital (to risk weighted assets) Bank	$39.2	15.3%	$20.5	8.0%	$25.7	10.0%
Tier 1 capital (to risk weighted assets) Bank	36.8	14.4	10.3	4.0	15.4	6.0
Tier 1 capital (to average assets) Bank	36.8	9.8	15.1	4.0	18.9	5.0

As of the latest regulatory examination, the Bank was categorized as well capitalized. There are no conditions or events since that examination that management believes may have changed the Bank’s category.

The Corporation’s principal source of funds for dividend payment is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. As of June 30, 2015 the Bank could, without prior approval, declare a dividend of approximately $4,369.

On February 26, 2013, the Corporation filed a registration statement with the Securities and Exchange Commission (SEC) related to a $10.0 million shareholder rights offering. Under the rights offering, the Corporation distributed to its shareholders of record as of March 26, 2013, proportional rights to purchase additional shares and the opportunity to purchase shares in excess of their basic subscription rights. The Corporation also offered any shares not subscribed for in the rights offering through a subsequent public offering. In July 2013, the Corporation completed its rights and public offering with the sale of 655,668 shares of common stock for net proceeds of $9,237, consisting of gross proceeds of $9,999, net of $762 of issuance costs. The Corporation used the net proceeds to enhance the Bank’s overall capital position, for general corporate purposes and organic and other growth opportunities.

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

The Bank evaluates each customer’s credit on a case by case basis. The amount of collateral obtained is based on management’s credit evaluation of the customer. The amount of commitments to extend credit and the exposure to credit loss for non-performance by the customer was $43,135 and $50,298 as of June 30, 2015 and 2014, respectively. Of the June 30, 2015 commitments, $36,502 carried variable rates of interest ranging from 2.00% to 7.25% and $6,633 carried fixed rates of interest ranging from 2.25% to 6.00%. Of the June 30, 2014 commitments, $41,450 carried variable rates of interest ranging from 2.00% to 7.25% and $8,848 carried fixed rates of interest ranging from 2.25% to 6.50%. Financial standby letters of credit were $890 as of June 30, 2015 and 2014, respectively. In addition, commitments to extend credit of $7,676 and $7,685 as of June 30, 2015 and 2014, respectively, were available to checking account customers related to the overdraft protection program. Since some loan commitments expire without being used, the amount does not necessarily represent future cash commitments.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and liabilities measured at fair value on a recurring basis are summarized below, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements at June 30, 2015 Using
	Balance at June 30, 2015	Level 1	Level 2	Level 3
Assets:
Securities available-for-sale:
Obligations of government-sponsored entities	$16,558	$—	$16,558	$—
Obligations of states and political subdivisions	48,963	—	48,963	—
Mortgage-backed securities - residential	64,914	—	64,914	—
Mortgage-backed securities - commercial	1,486	—	1,486	—
Collateralized mortgage obligations	4,683	—	4,683	—
Trust preferred security	540	—	540	—

		Fair Value Measurements at June 30, 2014 Using
	Balance at June 30, 2014	Level 1	Level 2	Level 3
Securities available-for-sale:
Obligations of government sponsored entities	$18,436	$—	$18,436	$—
Obligations of states and political subdivisions	45,512	—	45,512	—
Mortgage-backed securities - residential	58,104	—	58,104	—
Collateralized mortgage obligations	3,929	—	3,929	—
Trust preferred security	412	—	412	—

There were no transfers between Level 1 and Level 2 during the 2015 fiscal year.

The following table presents a reconciliation of the trust preferred security measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended June 30, 2014:

2014
Beginning balance	$162
Realized losses included in other income	—
Change in fair value included in other comprehensive income	250
Transfers out of Level 3	(412)
Ending balance, June 30	$—

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial assets and financial liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at June 30, 2015 Using
	Balance at June 30, 2015	Level 1	Level 2	Level 3
Impaired loans:
Commercial Real Estate - Other	$1,983	$—	$—	$1,983

		Fair Value Measurements at June 30, 2014 Using
	Balance at June 30, 2014	Level 1	Level 2	Level 3
Impaired loans:
Commercial Real Estate - Other	$101	$—	$—	$101

Impaired loans, which are generally measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $1,983, with no valuation allowance at June 30, 2015. The resulting impact to the provision for loan losses was an increase of $313 being recorded for the year ended June 30, 2015. As of June 30, 2014, impaired loans with a principal balance of $101 with no valuation allowance. The resulting impact to the provision for loan losses was a reduction of $108 being recorded for the year ended June 30, 2014.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2015:

	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Impaired loans:
Commercial Real Estate - Other	$733	Income approach	Liquidation adjustment for distressed sales	-40.0%	-40.0%
Commercial Real Estate - Other	$125	Cost approach	Liquidation adjustment for distressed sales	-40.0%	-40.0%
Commercial Real Estate - Other	$1,121	Sales comparison approach	Adjustment for differences between comparable sales	82.9% to -71.6%	-11.7%
Commercial Real Estate - Other	$4	Settlement Contract	Adjustment for difference between loan balance and settlement value	-91.8%	-91.8%

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

The following table shows the estimated fair values of financial instruments that are reported at amortized cost in the Corporation’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2015		2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Level 1 inputs:
Cash and cash equivalents	$10,544	$10,544	$11,125	$11,125
Level 2 inputs:
Certificates of deposits in other financial institutions	4,470	4,456	2,703	2,703
Loans held for sale	462	468	559	570
Accrued interest receivable	1,035	1,035	1,048	1,048
Level 3 inputs:
Securities held-to-maturity	3,655	3,722	3,000	3,040
Loans, net	226,087	226,915	222,561	223,128
Financial Liabilities:
Level 2 inputs:
Demand and savings deposits	266,635	266,635	243,222	243,222
Time deposits	66,361	66,498	70,675	70,583
Short-term borrowings	19,838	19,838	19,489	19,489
Federal Home Loan Bank advances	6,240	6,537	6,296	6,655
Accrued interest payable	41	41	44	44

The assumptions used to estimate fair value are described as follows:

Cash and cash equivalents: The carrying value of cash, deposits in other financial institutions and federal funds sold were considered to approximate fair value resulting in a Level 1 classification.

Certificates of deposits in other financial institutions: Fair value of certificates of deposits in other financial institutions was estimated using current rates for deposits of similar remaining maturities resulting in a Level 2 classification.

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

Securities held-to-maturity: The held-to-maturity securities are general obligation and revenue bonds made to local municipalities. The fair value of these securities are calculated using a spread to the applicable municipal fair market curve resulting in a Level 3 classification.

Time deposits: Fair value of fixed-maturity certificates of deposit was estimated using the rates offered at June 30, 2015 and 2014, for deposits of similar remaining maturities. Estimated fair value does not include the benefit that result from low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market resulting in a Level 2 classification.

Federal Home Loan Bank advances: Fair value of Federal Home Loan Bank advances was estimated using current rates at June 30, 2015 and 2014 for similar financing resulting in a Level 2 classification.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 13—PARENT COMPANY FINANCIAL STATEMENTS

Condensed financial information of Consumers Bancorp. Inc. (parent company only) follows:

	June 30, 2015	June 30, 2014
Condensed Balance Sheets
Assets
Cash	$54	$85
Securities, available-for-sale	1,986	1,988
Other assets	15	94
Investment in subsidiary	39,421	38,086
Total assets	$41,476	$40,253
Liabilities
Other liabilities	$10	$50
Shareholders’ equity	41,466	40,203
Total liabilities & shareholders’ equity	$41,476	$40,253

	Year Ended June 30, 2015	Year Ended June 30, 2014
Condensed Statements of Income and Comprehensive Income
Cash dividends from Bank subsidiary	$1,360	$1,150
Other income	45	39
Other expense	224	205
Income before income taxes and equity in undistributed net income of subsidiary	1,181	984
Income tax benefit	(57)	(53)
Income before equity in undistributed net income of Bank subsidiary	1,238	1,037
Equity in undistributed net income of subsidiary	1,720	1,800
Net income	$2,958	$2,837
Comprehensive income	$2,574	$4,136

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Statements of Cash Flows	Year Ended June 30, 2015	Year Ended June 30, 2014
Cash flows from operating activities
Net income	$2,958	$2,837
Equity in undistributed net income of Bank subsidiary	(1,720)	(1,800)
Change in other assets and liabilities	31	(38)
Net cash flows from operating activities	1,269	999
Cash flows from investing activities
Purchases of available-for-sale securities	(739)	(1,946)
Maturities, calls and principal pay downs of available-for-sale securities	750	—
Investment in subsidiary	—	(7,000)
Disposal of premises and equipment	—	77
Net cash flows from investing activities	11	(8,869)
Cash flows from financing activities
Dividend paid	(1,311)	(1,313)
Net proceeds from rights offering	—	9,237
Net cash flows from financing activities	(1,311)	7,924
Change in cash and cash equivalents	(31)	54
Beginning cash and cash equivalents	85	31
Ending cash and cash equivalents	$54	$85

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

	For the year Ended June 30,
	2015	2014
Basic:
Net income available to common shareholders	$2,958	$2,837
Weighted average common shares outstanding	2,726,304	2,701,614
Basic income per share	$1.09	$1.05

Diluted:
Net income available to common shareholders	$2,958	$2,837
Weighted average common shares outstanding	2,726,304	2,701,614
Dilutive effect of restricted stock	273	392
Total common shares and dilutive potential common shares	2,726,577	2,702,006
Dilutive income per share	$1.08	$1.05

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 –ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive income related to unrealized gains and losses on available-for-sale securities for the periods ended June 30, 2015 and June 30, 2014, were as follows:

	Pretax	Tax Expense (Benefit)	After-tax	Affected Line Item in Consolidated Statements of Income

Balance as of June 30, 2013	$(24)	$8	$(16)
Unrealized holding gain on available-for-sale securities arising during the period	2,017	(686)	1,331
Amounts reclassified from accumulated other comprehensive income	(49)	17	(32)	(a)(b)
Net current period other comprehensive gain	1,968	(669)	1,299
Balance as of June 30, 2014	1,944	(661)	1,283
Unrealized holding loss on available-for-sale securities arising during the period	(421)	(143)	(278)
Amounts reclassified from accumulated other comprehensive income	(160)	(54)	(106)	(a)(b)
Net current period other comprehensive loss	(581)	(197)	(384)
Balance as of June 30, 2015	$1,363	$464	$899

(a) Securities gain, net

(b) Income tax expense

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A—CONTROLS AND PROCEDURES

The management of the Corporation is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934 (Act). As of June 30, 2015, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of June 30, 2015 were effective in ensuring that information required to be disclosed by the Corporation in the reports that it files or submits under the Act were recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Corporation’s internal controls over financial reporting that occurred during the fourth quarter of fiscal year 2015 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal controls over financial reporting. The Report of Management on the Company’s Internal Controls Over Financial Reporting appears on page 21.

ITEM 9B—OTHER INFORMATION

None.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth in the Corporation’s Proxy Statement dated September 23, 2015 under the captions “Election of Directors,” “Directors and Executive Officers,” “The Board of Directors and its Committees,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Certain Transactions and Relationships and Legal Proceedings,” and is incorporated herein by reference.

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

ITEM 11—EXECUTIVE COMPENSATION

The information required by this item is set forth in the Corporation’s Proxy Statement dated September 23, 2015 under the captions “Director Compensation,” “Executive Compensation,” “Defined Contribution Plan,” “Outstanding Equity Awards at Fiscal Year-End,” and “Salary Continuation Program,” and is incorporated herein by reference.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth information about common stock authorized for issuance, segregated between stock-based compensation plans approved by shareholders and stock-based compensation plans not approved by shareholders, as of June 30, 2015. Additional information regarding stock-based compensation plans is presented in Note 8 - Employee Benefit Plans to the Consolidated Financial Statements located elsewhere in this report.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities issuable under outstanding options, warrants and rights)(1)
Plans approved by shareholders	—	—	91,766
Plans not approved by shareholders	—	—	—
Total	—	—	91,766

(1)Securities remaining available for future issuance excludes 7,543 shares of restricted stock that have been issued and are subject to forfeiture if specified performance targets are not achieved.

The remaining information required by this item is set forth in the Corporation’s Proxy Statement dated September 23, 2015 under the caption “Security Ownership of Certain Beneficial Owners and Management,” and is incorporated herein by reference.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth in the Corporation’s Proxy Statement dated September 23, 2015 under the caption “Certain Transactions and Relationships and Legal Proceedings,” and is incorporated herein by reference.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is set forth in the Corporation’s Proxy Statement dated September 23, 2015 under the caption “Principal Accounting Fees and Services,” and is incorporated herein by reference.

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

(3) The exhibits required by this item are listed in the Exhibit Index of this Form 10-K.

(b)	The exhibits to this Form 10-K begin on page 58 of this report.

(c)	See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSUMERS BANCORP, INC.

Date: September 23, 2015	By:	/s/ Ralph J. Lober, II
President and Chief Executive Officer (principal executive officer)

	By:	/s/ Renee K. Wood
Chief Financial Officer and Treasurer (principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 23, 2015.

Signatures	Signatures

/s/ Laurie L. McClellan	/s/ Ralph J. Lober, II
Laurie L. McClellan	Ralph J. Lober, II
Chairman of the Board of Directors	President, Chief Executive Officer and Director
(principal executive officer)

/s/ Renee K. Wood	/s/ John P. Furey
Renee K. Wood	John P. Furey
Chief Financial Officer and Treasurer	Director
(principal financial officer)

/s/ Bradley Goris	/s/ James V. Hanna
Bradley Goris	James V. Hanna
Director	Director

/s/ David W. Johnson	/s/ Richard T. Kiko, Jr.
David W. Johnson	Richard T. Kiko, Jr.
Director	Director

/s/ James R. Kiko, Sr.	/s/ Thomas M. Kishman
James R. Kiko, Sr.	Thomas M. Kishman
Director	Director

/s/ Frank L. Paden	/s/ Harry W. Schmuck, Jr.
Frank L. Paden	Harry W. Schmuck, Jr.
Director	Director

/s/ John E. Tonti
John E. Tonti
Director

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1	Amended and Restated Articles of Incorporation of the Corporation. Reference is made to Form 10-K (File No. 033-79130) of the Corporation filed September 22, 2010, which is incorporated herein by reference.

3.2	Amended and Restated Code of Regulations of the Corporation. Reference is made to Form 10-K (File No. 033-79130) of the Corporation filed September 15, 2008, which is incorporated herein by reference.

4	Form of Certificate of Common Shares. Reference is made to Form 10-KSB (File No. 033-79130) of the Corporation filed September 26, 2002, which is incorporated herein by reference.

10.3	Lease Agreement entered into between Furey Holdings, LLC and Consumers National Bank on December 23, 2005. Reference is made to Form 10-Q (File No. 033-79130) of the Corporation filed February 14, 2006, which is incorporated herein by reference.

10.6	2011 Amendment and Restatement of Salary Continuation agreement entered into with Mr. Lober on February 11, 2011. Reference is made to Form 10-Q of the Corporation filed February 11, 2011, which is incorporated herein by reference.

10.8	Salary Continuation agreement entered into with Ms. Wood on February 14, 2014. Reference is made to Form 10-Q of the Corporation filed February 14, 2014, which is incorporated herein by reference.

11	Computation of Earnings per Share. Reference is made to this Annual Report on Form 10-K Note 14 to the Consolidated Financial Statements, which is incorporated herein by reference.

21	Subsidiaries of Consumers Bancorp, Inc. Filed with this Annual Report on Form 10-K.

23	Consent of Crowe Horwath LLP

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following material from Consumers Bancorp, Inc.’s Form 10-K Report for the year ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language) includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Income, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statement of Changes in Shareholders’ Equity, (5) Consolidated Statements of Cash Flows, and (6) the Notes to Consolidated Financial Statements.

