Form 10-Q
period 2015-09-30
CONSUMERS BANCORP INC /OH/
filed 2015-11-16
CIK 1006830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) or the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value	Outstanding at November 10, 2015
2,727,730 Common Shares

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

CONSUMERS BANCORP, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in thousands, except per share data)	September 30, 2015	June 30, 2015
ASSETS
Cash on hand and noninterest-bearing deposits in financial institutions	$7,543	$8,028
Federal funds sold and interest-bearing deposits in financial institutions	6,105	2,516
Total cash and cash equivalents	13,648	10,544
Certificates of deposit in other financial institutions	5,913	4,470
Securities, available-for-sale	137,763	137,144
Securities, held-to-maturity (fair value of $3,712 at September 30, 2015 and $3,722 at June 30, 2015)	3,565	3,655
Federal bank and other restricted stocks, at cost	1,396	1,396
Loans held for sale	307	462
Total loans	233,914	228,519
Less allowance for loan losses	(2,514)	(2,432)
Net loans	231,400	226,087
Cash surrender value of life insurance	6,672	6,626
Premises and equipment, net	12,435	11,605
Other real estate owned	38	—
Accrued interest receivable and other assets	1,918	1,978
Total assets	$415,055	$403,967

LIABILITIES
Deposits
Non-interest bearing demand	$93,431	$86,651
Interest bearing demand	46,661	45,320
Savings	135,801	134,664
Time	64,998	66,361
Total deposits	340,891	332,996

Short-term borrowings	22,229	19,838
Federal Home Loan Bank advances	6,225	6,240
Accrued interest and other liabilities	3,331	3,427
Total liabilities	372,676	362,501
Commitments and contingent liabilities

SHAREHOLDERS’ EQUITY
Preferred stock (no par value, 350,000 shares authorized, none outstanding)	—	—
Common stock (no par value, 3,500,000 shares authorized; 2,854,133 shares issued as of September 30, 2015 and June 30, 2015)	14,630	14,630
Retained earnings	27,992	27,589
Treasury stock, at cost (130,312 and 130,064 common shares as of September 30, 2015 and June 30, 2015, respectively)	(1,656)	(1,652)
Accumulated other comprehensive income	1,413	899
Total shareholders’ equity	42,379	41,466
Total liabilities and shareholders’ equity	$415,055	$403,967

See accompanying notes to consolidated financial statements

CONSUMERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months ended September 30,
(Dollars in thousands, except per share amounts)	2015	2014

Interest income
Loans, including fees	$2,795	$2,704
Securities, taxable	457	463
Securities, tax-exempt	344	352
Federal funds sold and other interest bearing deposits	24	14
Total interest income	3,620	3,533
Interest expense
Deposits	176	190
Short-term borrowings	8	7
Federal Home Loan Bank advances	43	48
Total interest expense	227	245
Net interest income	3,393	3,288
Provision for loan losses	92	67
Net interest income after provision for loan losses	3,301	3,221

Non-interest income
Service charges on deposit accounts	314	320
Debit card interchange income	234	229
Bank owned life insurance income	46	44
Securities gains, net	35	37
Gain on disposition of other real estate owned	—	22
Other	106	139
Total non-interest income	735	791

Non-interest expenses
Salaries and employee benefits	1,732	1,717
Occupancy and equipment	342	368
Data processing expenses	144	142
Professional and director fees	97	97
FDIC assessments	58	60
Franchise taxes	82	77
Marketing and advertising	93	66
Telephone and network communications	75	72
Debit card processing expenses	116	114
Other	398	359
Total non-interest expenses	3,137	3,072
Income before income taxes	899	940
Income tax expense	172	184
Net income	$727	$756

Basic and diluted earnings per share	$0.27	$0.28

See accompanying notes to consolidated financial statements

CONSUMERS BANCORP, INC.

Consolidated statements of comprehensive income (LOSS)

(Unaudited)

(Dollars in thousands)
	Three Months ended September 30,
	2015	2014

Net income	$727	$756

Other comprehensive income (loss), net of tax:
Net change in unrealized gains (losses):

Unrealized gains (losses) arising during the period	813	(91)
Reclassification adjustment for gains included in income	(35)	(37)
Net unrealized gain (losses)	778	(128)
Income tax effect	264	(43)
Other comprehensive income (loss)	514	(85)

Total comprehensive income	$1,241	$671

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share data)
	Three Months ended September 30,
	2015	2014

Balance at beginning of period	$41,466	$40,203

Net income	727	756
Other comprehensive income (loss)	514	(85)
248 and 130 Dividend reinvestment plan shares associated with expired restricted stock awards retired to treasury stock during the three months ended September 30, 2015 and 2014, respectively	—	—
Common cash dividends	(328)	(328)

Balance at the end of the period	$42,379	$40,546

Common cash dividends per share	$0.12	$0.12

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)	Three Months Ended September,
	2015	2014
Cash flows from operating activities
Net cash from operating activities	$1,021	$1,766

Cash flow from investing activities
Securities available-for-sale
Purchases	(7,438)	(15,545)
Maturities, calls and principal pay downs	5,346	3,840
Proceeds from sales of available-for-sale securities	1,990	4,372
Securities held-to-maturity
Principal pay downs	90	90
Net increase in certificates of deposits in other financial institutions	(1,443)	(1,503)
Net (increase) decrease in loans	(5,443)	1,730
Acquisition of premises and equipment	(962)	(1,328)
Proceeds from sale of other real estate owned	—	128
Net cash from investing activities	(7,860)	(8,216)

Cash flow from financing activities
Net increase in deposit accounts	7,895	2,304
Net change in short-term borrowings	2,391	2,075
Proceeds from Federal Home Loan Bank advances	—	2,000
Repayments of Federal Home Loan Bank advances	(15)	(14)
Dividends paid	(328)	(328)
Net cash from financing activities	9,943	6,037

Increase (decrease) in cash or cash equivalents	3,104	(413)

Cash and cash equivalents, beginning of period	10,544	11,125
Cash and cash equivalents, end of period	$13,648	$10,712

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$229	$244
Federal income taxes	200	200
Non-cash items:
Transfer from loans to repossessed assets	38	—
Expired and forfeited dividend reinvestment plan shares associated
with restricted stock awards that were retired to treasury stock	4	2

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

Basis of Presentation: The consolidated financial statements for interim periods are unaudited and reflect all adjustments (consisting of only normal recurring adjustments), which, in the opinion of management, are necessary to present fairly the financial position and results of operations and cash flows for the periods presented. The unaudited financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by accounting principles generally accepted in the United States of America. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s Form 10-K for the year ended June 30, 2015. The results of operations for the interim period disclosed herein are not necessarily indicative of the results that may be expected for a full year.

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

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 2 – Securities

Available –for-Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2015
Obligations of U.S. government-sponsored entities and agencies	$15,979	$326	$—	$16,305
Obligations of state and political subdivisions	50,718	1,015	(144)	51,589
Mortgage-backed securities – residential	61,945	708	(121)	62,532
Mortgage-backed securities– commercial	1,486	9	—	1,495
Collateralized mortgage obligations– residential	5,320	21	(16)	5,325
Pooled trust preferred security	174	343	—	517
Total available-for-sale securities	$135,622	$2,422	$(281)	$137,763

Held-to-Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
September 30, 2015
Obligations of state and political subdivisions	$3,565	$147	$—	$3,712

Available–for-Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2015
Obligations of U.S. government-sponsored entities and agencies	$16,411	$178	$(31)	$16,558
Obligations of state and political subdivisions	48,557	811	(405)	48,963
Mortgage-backed securities – residential	64,441	699	(226)	64,914
Mortgage-backed securities – commercial	1,485	1	—	1,486
Collateralized mortgage obligations - residential	4,703	14	(34)	4,683
Pooled trust preferred security	184	356	—	540
Total available-for-sale securities	$135,781	$2,059	$(696)	$137,144

Held-to-Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
June 30, 2015
Obligations of state and political subdivisions	$3,655	$67	$—	$3,722

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Proceeds from the sale of available-for-sale securities were as follows:

	Three Months Ended September 30,
	2015	2014
Proceeds from sales	$1,990	$4,372
Gross realized gains	35	37

The income tax provision applicable to realized gains amounted to $12 in 2015 and 2014.

The amortized cost and fair values of debt securities at September 30, 2015, by expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, collateralized mortgage obligations and the pooled trust preferred security are shown separately.

Available-for-Sale	Amortized Cost	Estimated Fair Value
Due in one year or less	$6,210	$6,231
Due after one year through five years	13,742	14,068
Due after five years through ten years	29,146	29,752
Due after ten years	17,599	17,843
Total	66,697	67,894

U.S. Government-sponsored mortgage-backed and related securities	68,751	69,352
Pooled trust preferred security	174	517
Total available-for-sale securities	$135,622	$137,763

Held-to-Maturity

Due after five years through ten years	745	777
Due after ten years	2,820	2,935
Total held-to-maturity securities	$3,565	$3,712

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table summarizes the securities with unrealized losses at September 30, 2015 and June 30, 2015, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or more		Total
Available-for-sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2015
Obligations of states and political subdivisions	11,562	(116)	1,661	(28)	13,223	(144)
Mortgage-backed securities - residential	20,393	(96)	3,155	(25)	23,548	(121)
Collateralized mortgage obligations	3,036	(16)	—	—	3,036	(16)
Total temporarily impaired	$34,991	$(228)	$4,816	$(53)	$39,807	$(281)

	Less than 12 Months		12 Months or more		Total
Available-for-sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2015
Obligation of U.S. government- sponsored entities and agencies	$3,719	$(31)	$—	$—	$3,719	$(31)
Obligations of states and political subdivisions	18,796	(352)	2,145	(53)	20,941	(405)
Mortgage-backed securities - residential	24,322	(200)	2,031	(26)	26,353	(226)
Collateral mortgage obligation - residential	3,321	(34)	—	—	3,321	(34)
Total temporarily impaired	$50,158	$(617)	$4,176	$(79)	$54,334	$(696)

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

The unrealized losses within the securities portfolio as of September 30, 2015 have not been recognized into income because the decline in fair value is not attributed to credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery. The decline in fair value of the residential mortgage-backed securities, obligations of state and political subdivisions and collateralized mortgage obligations is largely due to changes in interest rates. The fair value is expected to recover as the securities approach maturity. The mortgage-backed securities and collateralized mortgage obligations were primarily issued by Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support. The Corporation does not own any private label mortgage-backed securities.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 3 – Loans

Major classifications of loans were as follows:

	September 30, 2015	June 30, 2015
Commercial	$36,890	$32,155
Commercial real estate:
Construction	3,118	1,295
Other	142,702	143,680
1 – 4 Family residential real estate:
Owner occupied	30,353	30,027
Non-owner occupied	13,897	14,555
Construction	661	234
Consumer	6,667	6,965
Subtotal	234,288	228,911
Less: Net deferred loan fees	(374)	(392)
Allowance for loan losses	(2,514)	(2,432)
Net Loans	$231,400	$226,087

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ending September 30, 2015:

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total

Allowance for loan losses:
Beginning balance	$316	$1,660	$289	$167	$2,432
Provision for loan losses	71	70	(11)	(38)	92
Loans charged-off	—	(3)	—	(18)	(21)
Recoveries	—	—	—	11	11
Total ending allowance balance	$387	$1,727	$278	$122	$2,514

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ending September 30, 2014:

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total
Allowance for loan losses:
Beginning balance	$307	$1,440	$294	$364	$2,405
Provision for loan losses	(7)	15	27	32	67
Loans charged-off	—	—	(33)	(33)	(66)
Recoveries	—	—	1	12	13
Total ending allowance balance	$300	$1,455	$289	$375	$2,419

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2015. Included in the recorded investment in loans is $506 of accrued interest receivable net of deferred loan fees of $374.

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$164	$56	$—	$220
Collectively evaluated for impairment	387	1,563	222	122	2,294
Total ending allowance balance	$387	$1,727	$278	$122	$2,514

Recorded investment in loans:
Loans individually evaluated for impairment	$—	$3,332	$1,080	$—	$4,412
Loans collectively evaluated for impairment	36,957	142,429	43,955	6,667	230,008
Total ending loans balance	$36,957	$145,761	$45,035	$6,667	$234,420

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2015. Included in the recorded investment in loans is $501 of accrued interest receivable net of deferred loan fees of $392.

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

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents information related to average recorded investment and interest income associated with loans individually evaluated for impairment by class of loans as of September 30, 2015 and for the three months ended September 30, 2015:

	As of September 30, 2015			Three Months ended September 30, 2015
	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial real estate:
Construction	$35	$35	$—	$12	$—	$—
Other	2,394	2,117	—	2,059	—	—
1-4 Family residential real estate:
Owner occupied	301	267	—	267	—	—
Non-owner occupied	232	232	—	77	—	—
With an allowance recorded:
Commercial real estate:
Other	1,209	1,180	164	894	9	9
1-4 Family residential real estate:
Owner occupied	121	121	5	122	2	2
Non-owner occupied	511	460	51	458	4	4
Total	$4,803	$4,412	$220	$3,889	$15	$15

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents information related to loans individually evaluated for impairment by class of loans as of June 30, 2015 and for the three months ended September 30, 2014:

	As of June 30, 2015			Three Months ended September 30, 2014
	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial real estate:
Other	$2,432	$2,082	$—	$1,350	$—	—
1-4 Family residential real estate:
Owner occupied	58	35	—	120	—	—
With an allowance recorded:
Commercial real estate:
Other	740	704	58	766	9	9
1-4 Family residential real estate:
Owner occupied	122	123	4	126	2	2
Non-owner occupied	512	457	8	545	5	5
Total	$3,864	$3,401	$70	$2,907	$16	$16

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the recorded investment in non-accrual and loans past due over 90 days still on accrual by class of loans as of September 30, 2015 and June 30, 2015:

	September 30, 2015		June 30, 2015
		Loans Past Due		Loans Past Due
		Over 90 Days		Over 90 Days
		Still		Still
	Non-accrual	Accruing	Non-accrual	Accruing
Commercial real estate:
Construction	$35	$—	$—	$—
Other	2,595	—	2,079	—
1 – 4 Family residential:
Owner occupied	366	—	190	—
Non-owner occupied	232	—	—	—
Consumer	16	—	—	—
Total	$3,244	$—	$2,269	$—

Non-accrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the aging of the recorded investment in past due loans as of September 30, 2015 by class of loans:

	Days Past Due
	30 - 59	60 - 89	90 Days or	Total	Loans Not
	Days	Days	Greater	Past Due	Past Due	Total
Commercial	$—	$—	$—	$—	$36,957	$36,957
Commercial real estate:
Construction	—	—	—	—	3,093	3,093
Other	250	113	1,954	2,317	140,351	142,668
1-4 Family residential:
Owner occupied	80	112	206	398	30,073	30,471
Non-owner occupied	630	—	—	630	13,271	13,901
Construction	—	—	—	—	663	663
Consumer	44	1	16	61	6,606	6,667
Total	$1,004	$226	$2,176	$3,406	$231,014	$234,420

The above table of past due loans includes the recorded investment in non-accrual loans of $224 in the 60-89 days category, $2,176 in the 90 days or greater category and $844 in the loans not past due category.

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

The above table of past due loans includes the recorded investment in non-accrual loans of $169 in the 90 days or greater and $2,100 in the loans not past due category.

Troubled Debt Restructurings:

As of September 30, 2015, the recorded investment of loans classified as troubled debt restructurings was $1,330 with $129 of specific reserves allocated to these loans. As of June 30, 2015, the recorded investment of loans classified as troubled debt restructurings was $1,335 with $70 of specific reserves allocated to these loans. As of September 30, 2015 and June 30, 2015, the Corporation had not committed to lend any additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

During the three months ended September 30, 2015 and 2014 there were no loan modifications completed that were classified as troubled debt restructurings. There were no charge offs from troubled debt restructurings during the three month periods ended September 30, 2015 and 2014.

There were no loans classified as troubled debt restructurings for which there was a payment default during the three month periods ending September 30, 2015 or 2014. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

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

	As of September 30, 2015
		Special			Not
	Pass	Mention	Substandard	Doubtful	Rated
Commercial	$31,302	$5,035	$95	$—	$525
Commercial real estate:
Construction	3,058	—	35	—	—
Other	132,333	3,776	2,786	2,004	1,769
1-4 Family residential real estate:
Owner occupied	3,744	—	—	34	26,693
Non-owner occupied	12,200	459	1,019	—	223
Construction	476	—	—	—	187
Consumer	—	—	—	—	6,667
Total	$183,113	$9,270	$3,935	$2,038	$36,064

	As of June 30, 2015
		Special			Not
	Pass	Mention	Substandard	Doubtful	Rated
Commercial	$27,359	$4,030	$96	$—	$725
Commercial real estate:
Construction	1,224	—	46	—	—
Other	133,452	4,473	2,876	2,032	822
1-4 Family residential real estate:
Owner occupied	4,029	—	—	35	26,065
Non-owner occupied	12,602	475	1,025	—	453
Construction	235	—	—	—	—
Consumer	—	—	—	—	6,966
Total	$178,901	$8,978	$4,043	$2,067	$35,031

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

Assets and liabilities measured at fair value on a recurring basis are summarized below, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements at September 30, 2015 Using
	Balance at September 30, 2015	Level 1	Level 2	Level 3
Assets:
Obligations of U.S. government-sponsored entities and agencies	$16,305	$—	$16,305	$—
Obligations of states and political subdivisions	51,589	—	51,589	—
Mortgage-backed securities – residential	62,532	—	62,532	—
Mortgage-backed securities – commercial	1,495	—	1,495	—
Collateralized mortgage obligations - residential	5,325	—	5,325	—
Pooled trust preferred security	517	—	517	—

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

		Fair Value Measurements at June 30, 2015 Using
	Balance at June 30, 2015	Level 1	Level 2	Level 3
Assets:
Obligations of U.S. government-sponsored entities and agencies	$16,558	$—	$16,558	$—
Obligations of states and political subdivisions	48,963	—	48,963	—
Mortgage-backed securities - residential	64,914	—	64,914	—
Mortgage-backed securities - commercial	1,486	—	1,486	—
Collateralized mortgage obligations - residential	4,683	—	4,683	—
Pooled trust preferred security	540	—	540	—

There were no transfers between Level 1 and Level 2 during the three month periods ended September 30, 2015 or 2014.

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

Financial assets and financial liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at September 30, 2015 Using
	Balance at September 30, 2015	Level 1	Level 2	Level 3
Impaired loans:
Commercial Real Estate - Other	$1,954	$—	$—	$1,954

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

		Fair Value Measurements at June 30, 2015 Using
	Balance at June 30, 2015	Level 1	Level 2	Level 3
Impaired loans:
Commercial Real Estate - Other	$1,979	$—	$—	$1,979

Impaired loans included in the tables above are measured for impairment using the fair value of the collateral and had a carrying amount of $1,954, with no valuation allowance at September 30, 2015. The resulting impact to the provision for loan losses was a reduction of $3 being recorded for the three month period ended September 30, 2015. As of June 30, 2015, the carrying amount of impaired loans was $1,979 with no valuation allowance. There was no provision for loan loss recorded related to impaired loans measured at fair value for the three month period ended September 30, 2014.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2015:

	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Impaired loans:
Commercial Real Estate - Other	$733	Income approach	Liquidation adjustment for distressed sales	-40.0%	-40.0%
Commercial Real Estate - Other	$125	Cost approach	Liquidation adjustment for distressed sales	-40.0%	-40.0%
Commercial Real Estate - Other	$1,096	Sales comparison approach	Adjustment for differences between comparable sales	82.9% to -38.7%	-7.5%

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

The following table shows the estimated fair values of financial instruments that are reported at amortized cost in the Corporation’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	September 30, 2015		June 30, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Level 1 inputs: Cash and cash equivalents	$13,648	$13,648	$10,544	$10,544
Level 2 inputs: Certificates of deposits in other financial institutions	5,913	5,910	4,470	4,456
Loans held for sale	307	310	462	468
Accrued interest receivable	1,310	1,310	1,035	1,035
Level 3 inputs:
Securities held-to-maturity	3,565	3,712	3,655	3,722
Loans, net	231,400	232,295	226,087	226,915
Financial Liabilities:
Level 2 inputs: Demand and savings deposits	275,893	275,893	266,635	266,635
Time deposits	64,998	65,104	66,361	66,498
Short-term borrowings	22,229	22,229	19,838	19,838
Federal Home Loan Bank advances	6,225	6,534	6,240	6,537
Accrued interest payable	39	39	41	41

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

Securities held-to-maturity: The held-to-maturity securities are general obligation and revenue bonds made to local municipalities. The fair values of these securities are estimated using a spread to the applicable municipal fair market curve resulting in a Level 3 classification.

Time deposits: Fair value of fixed-maturity certificates of deposit was estimated using the rates offered at September 30, 2015 and June 30, 2015, for deposits of similar remaining maturities. Estimated fair value does not include the benefit that results from low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market resulting in a Level 2 classification.

Federal Home Loan Bank advances: Fair value of Federal Home Loan Bank advances was estimated using current rates at September 30, 2015 and June 30, 2015 for similar financing resulting in a Level 2 classification.

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

Note 5 – Earnings Per Share

Basic earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period and is equal to net income divided by the weighted average number of shares outstanding during the period.  Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares that may be issued upon the vesting of restricted stock awards.  There were no equity instruments there were anti-dilutive for the three month periods ended September 30, 2015 and 2014. The following table details the calculation of basic and diluted earnings per share:

	For the Three Months Ended September 30,
	2015	2014
Basic:
Net income available to common shareholders	$727	$756
Weighted average common shares outstanding	2,724,372	2,721,695
Basic income per share	$0.27	$0.28

Diluted:
Net income available to common shareholders	$727	$756
Weighted average common shares outstanding	2,724,372	2,721,695
Dilutive effect of restricted stock	189	418
Total common shares and dilutive potential common shares	2,724,561	2,722,113
Dilutive income per share	$0.27	$0.28

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 6 –Accumulated Other Comprehensive Income

The components of other comprehensive income related to unrealized gains and losses on available-for-sale securities for the three month periods ended September 30, 2015 and 2014, were as follows:

	Pretax	Tax Effect	After-tax	Affected Line Item in Consolidated Statements of Income
Balance as of June 30, 2015	$1,363	$(464)	$899
Unrealized holding gain on available-for-sale securities arising during the period	813	(276)	537
Amounts reclassified from accumulated other comprehensive income	(35)	12	(23)	(a)(b)
Net current period other comprehensive income	778	(264)	514
Balance as of September 30, 2015	$2,141	$(728)	$1,413

Balance as of June 30, 2014	$1,944	$(661)	$1,283
Unrealized holding loss on available-for-sale securities arising during the period	(91)	31	(60)
Amounts reclassified from accumulated other comprehensive income	(37)	12	(25)	(a)(b)
Net current period other comprehensive income	(128)	43	(85)
Balance as of September 30, 2014	$1,816	$(618)	$1,198

(a)	Securities gains, net
(b)	Income tax expense

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share data)

General

The following is management’s analysis of the Corporation’s results of operations for the three month period ended September 30, 2015, compared to the same period in 2014, and the consolidated balance sheet at September 30, 2015, compared to June 30, 2015. This discussion is designed to provide a more comprehensive review of the operating results and financial condition than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

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

Results of Operations

Three Months Ended September 30, 2015 and September 30, 2014

In the first quarter of fiscal year 2016, net income was $727, or $0.27 per common share, compared with $756, or $0.28 per common share, in the prior year period. The following are key highlights of our results of operations for the three months ending September 30, 2015:

•	net interest income increased to $3,393, or by 3.2%, in the first quarter of fiscal year 2016 from the same prior year period;
•	noninterest income decreased by $56 primarily as a result of a decline in security brokerage income and gains from the sale of mortgage loans from the same prior year period; and
•	noninterest expenses increased by $65, or 2.1%, in the first quarter of fiscal year 2016 compared to the same prior year period principally as a result of higher collection expenses and marketing and advertising expenses.

Return on average equity and return on average assets were 6.90% and 0.70%, respectively, for the first quarter of fiscal year 2016 compared to 7.40% and 0.78%, respectively, for the first quarter of fiscal year 2015.

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

The Corporation’s net interest margin was 3.69% for the three month period ended September 30, 2015, compared with 3.79% for the same period in 2014. Net interest income for the three months ended September 30, 2015 increased by $105, or 3.2%, to $3,393 from $3,288 for the same year ago period. The increase in net interest income was primarily the result of an increase in average interest-earning assets.

Interest income for the three months ended September 30, 2015 increased by $87, or 2.5%, from the same year ago period. An increase of $20,087, or 5.5%, in average interest-earning assets from the same prior year period partially offset the impact the low interest rate environment has had on the yield of average interest-earning assets. Interest expense for the three months ended September 30, 2015 decreased by $18, or 7.3%, from the same year ago period. The Corporation’s cost of funds decreased to 0.33% for the three month period ended September 30, 2015 from 0.36% for the same year ago period.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Average Balance Sheets and Analysis of Net Interest Income for the Three Months Ended September 30

(In thousands, except percentages)

	2015			2014
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Taxable securities	$86,757	$457	2.12%	$83,166	$463	2.23%
Nontaxable securities (1)	54,589	517	3.79	48,442	526	4.39
Loans receivable (1)	232,229	2,803	4.79	224,695	2,715	4.79
Interest bearing deposits and federal funds sold	11,784	24	0.81	8,969	14	0.62
Total interest-earning assets	385,359	3,801	3.93%	365,272	3,718	4.06%

Noninterest-earning assets	25,915			20,163

Total Assets	$411,274			$385,435

Interest-bearing liabilities:
NOW	$47,751	$17	0.14%	$47,327	$22	0.18%
Savings	136,764	30	0.09	125,210	25	0.08
Time deposits	65,393	129	0.78	69,629	143	0.81
Short-term borrowings	19,531	8	0.16	17,650	7	0.16
FHLB advances	6,265	43	2.72	6,689	48	2.85
Total interest-bearing liabilities	275,704	227	0.33%	266,505	245	0.36%

Noninterest-bearing liabilities:
Noninterest-bearing checking accounts	90,250			75,624
Other liabilities	3,406			2,760
Total liabilities	369,360			344,889
Shareholders’ equity	41,914			40,546

Total liabilities and shareholders’ equity	$411,274			$385,435

Net interest income, interest rate spread (1)		$3,574	3.60%		$3,473	3.70%

Net interest margin (net interest as a percent of average interest-earning assets) (1)			3.69%			3.79%

Federal tax exemption on non-taxable securities and loans included in interest income		$181			$185

Average interest-earning assets to interest-bearing liabilities	139.77%			137.06%

(1)	calculated on a fully taxable equivalent basis

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Provision for Loan Losses

The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management's assessment of the estimated probable incurred credit losses in the Bank’s loan portfolio that have been incurred at each balance sheet date. For the three month period ended September 30, 2015, the provision for loan losses was $92 compared to $67 for the same prior year period. For the three month period ended September 30, 2015, net charge-offs totaled $10, or an annualized net charge-offs to total loan ratio of 0.02%, compared with $53, or 0.09% of total loans, for the same period last year. The allowance for loan losses as a percentage of loans was 1.07% at September 30, 2015 and 1.06% at June 30, 2015.

Non-performing loans were $3,244 as of September 30, 2015 and represented 1.39% of total loans. This compared with $2,269, or 0.99%, at June 30, 2015 and $1,118, or 0.50%, at September 30, 2014. Non-performing loans increased from June 30, 2015 primarily as a result of placing a commercial credit with a recorded investment of $700 on non-accrual. This credit is primarily secured by an owner-occupied commercial real estate property and two multi-family real estate properties. The allowance for loan losses to total non-performing loans at September 30, 2015 was 77.50% compared with 107.18% at June 30, 2015 and 216.37% at September 30, 2014.

The provision for loan losses for the period ending September 30, 2015 was considered sufficient by management for maintaining an appropriate allowance for probable incurred credit losses.

Non-Interest Income

Non-interest income decreased by $56 for the first quarter of fiscal year 2016 from the same period last year. In the prior fiscal year, a $22 gain was recognized from the sale of other real estate acquired through loan foreclosure.

Other income decreased by $33 from the same period last year primarily as a result of a decline in securities brokerage income and gains from the sale of mortgage loans.

Non-Interest Expenses

Total non-interest expenses increased to $3,137, or by 2.1%, during the first quarter of fiscal year 2016, compared with $3,072 during the same year ago period.

Occupancy and equipment expenses decreased by $26, or 7.1%, during the first quarter of fiscal year 2016 from the same period last year primarily as a result of lower building depreciation expense since the Minerva, Ohio location was expensed over the estimated remaining useful life and was fully depreciated in a prior period. This decline was partially offset by additional lease expense associated with the new Stow and Wooster, Ohio loan production offices. A new facility is being constructed at the Minerva, Ohio location to replace the existing branch and corporate headquarters. The remaining book value of the Minerva facility was expensed over the estimated remaining useful life. The new facility is anticipated to be completed during the 2016 fiscal year and upon being placed into service, it is expected that occupancy expenses will increase.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Other expenses increased by $39 or 10.9%, during the first quarter of fiscal year 2016 from the same period last year primarily as a result of higher loan collection expenses.

Income Taxes

Income tax expense for the three month period ended September 30, 2015 decreased by $12, to $172 from $184, compared to a year ago. The effective tax rate was 19.1% for the current quarter as compared to 19.6% for the same period last year.

The effective tax rate differed from the federal statutory rate principally as a result of tax-exempt income from obligations of states and political subdivisions, loans and earnings on bank owned life insurance.

Financial Condition

Total assets at September 30, 2015 were $415,055 compared to $403,967 at June 30, 2015, an increase of $11,088, or an annualized 10.9%.

Total loans increased by $5,395, or an annualized 9.4%, from $228,519 at June 30, 2015 to $233,914 at September 30, 2015 and total deposits increased by $7,895, or an annualized 9.4%.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Non-Performing Assets

The following table presents the aggregate amounts of non-performing assets and respective ratios as of the dates indicated.

	September 30, 2015	June 30, 2015	September 30, 2014
Non-accrual loans	$3,244	$2,269	$1,118
Loans past due over 90 days and still accruing	—	—	—
Total non-performing loans	3,244	2,269	1,118
Other real estate owned	38	—	54
Total non-performing assets	$3,282	$2,269	$1,172

Non-performing loans to total loans	1.39%	0.99%	0.50%
Allowance for loan losses to total non-performing loans	77.50%	107.18%	216.37%

As of September 30, 2015, impaired loans totaled $4,412, of which $3,083 are included in non-accrual loans. Commercial and commercial real estate loans are classified as impaired if management determines that full collection of principal and interest, in accordance with the terms of the loan documents, is not probable. Impaired loans and non-performing loans have been considered in management’s analysis of the appropriateness of the allowance for loan losses. Management and the Board of Directors are closely monitoring these loans and believe that the prospects for recovery of principal and interest, less identified specific reserves, are favorable.

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

(Dollars in thousands, except per share data)

Net cash inflow from operating activities for the three month period ended September 30, 2015 was $1,021, net cash outflows from investing activities was $7,860 and net cash inflows from financing activities was $9,943. A major source of cash was $7,336 from sales, maturities, calls or principal pay downs on available-for-sale securities, a $7,895 increase in deposits and $2,391 increase in short-term borrowings. A major use of cash included the $7,438 purchase of securities and $5,443 increase in loans. Total cash and cash equivalents was $13,648 as of September 30, 2015 compared to $10,544 at June 30, 2015 and $10,712 at September 30, 2014.

The Bank offers several types of deposit products to its customers. The rates offered by the Bank and the fees charged for them are competitive with others currently available in the market area. Deposits totaled $340,891 at September 30, 2015 compared with $332,996 at June 30, 2015.

To provide an additional source of liquidity, the Corporation has entered into an agreement with the FHLB of Cincinnati. At September 30, 2015, FHLB advances totaled $6,225 as compared with $6,240 at June 30, 2015. As of September 30, 2015, the Bank had the ability to borrow an additional $18,265 from the FHLB based on a blanket pledge of qualifying first mortgage loans. The Corporation considers the FHLB to be a reliable source of liquidity funding, secondary to its deposit base.

Short-term borrowings consisted of repurchase agreements, which is a financing arrangement that matures daily and federal funds purchased from correspondent banks. The Bank pledges securities as collateral for the repurchase agreements. Short-term borrowings increased to $22,229 at September 30, 2015 from $19,838 at June 30, 2015.

Jumbo time deposits (those with balances of $100 and over) totaled $26,154 at September 30, 2015 and $26,862 at June 30, 2015. These deposits are monitored closely by the Corporation and are mainly priced on an individual basis. When these deposits are from a municipality, certain bank-owned securities are pledged to guarantee the safety of these public fund deposits as required by Ohio law. The Corporation has the option to use a fee-paid broker to obtain deposits from outside its normal service area as an additional source of funding. The Corporation, however, does not rely upon these deposits as a primary source of funding and can foresee no dependence on these types of deposits in the near term. The Corporation had no brokered deposits at September 30, 2015 or June 30, 2015. Although management monitors interest rates on an ongoing basis, a quarterly rate sensitivity report is used to determine the effect of interest rate changes on the financial statements. In the opinion of management, enough assets or liabilities could be repriced over the near term (up to three years) to compensate for such changes. The spread on interest rates, or the difference between the average earning assets and the average interest-bearing liabilities, is monitored quarterly.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Capital Resources

Total shareholders’ equity increased by $913 to $42,379 as of September 30, 2015 from $41,466 as of June 30, 2015. The increase was primarily the result of $727 in net income during the first fiscal quarter of 2016 and a net increase of $514 in accumulated other comprehensive income from unrealized gains on available-for-sale securities. These increases were partially offset by cash dividends of $328 that were paid during the first fiscal quarter of 2016.

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

On January 1, 2015, rules to implement Basel III capital requirements became effective for community banks. The September 30, 2015 regulatory capital ratios were prepared under the Basel III capital requirements. The Bank’s leverage, common equity tier 1 capital and total capital ratios as of September 30, 2015 were 9.6%, 14.3% and 15.2%, respectively. This compares to leverage, common equity tier 1 capital and risk-based capital ratios of 9.5%, 14.4% and 15.3%, respectively, as of June 30, 2015. The Bank exceeded minimum regulatory capital requirements to be considered well-capitalized for both periods. Management is not aware of any matters occurring subsequent to September 30, 2015 that would cause the Bank’s capital category to change.

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

The Corporation has identified the appropriateness of the allowance for loan losses and the valuation of securities as critical accounting policies and an understanding of these policies are necessary to understand the financial statements. Critical accounting policies are those policies that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Note one (Summary of Significant Accounting Policies - Securities and Allowance for Loan Losses), note two (Securities), note three (Loans) and Management’s Discussion and Analysis of Financial Condition and Results of Operation (Critical Accounting Policies and Use of Significant Estimates) of the 2015 Form 10-K provide detail with regard to the Corporation’s accounting for the allowance for loan losses and valuation of securities and other-than-temporary impairment. There have been no significant changes in the application of accounting policies since June 30, 2015.

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

CONSUMERS BANCORP, INC.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by the report, an evaluation was performed under the supervision and with the participation of the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15e. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2015.

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

None

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not Applicable

Item 5 – Other Information

None

Item 6 – Exhibits

Exhibit Number	Description
Exhibit 11	Statement regarding Computation of Per Share Earnings (included in Note 5 to the Consolidated Financial Statements).

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Exhibit 101	The following materials from Consumers Bancorp, Inc.’s Form 10-Q Report for the quarterly period ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language) include: (1) Unaudited Consolidated Balance Sheets, (2) Unaudited Consolidated Statements of Income, (3) Unaudited Consolidated Statements of Comprehensive Income, (4) Unaudited Consolidated Statement of Changes in Shareholders’ Equity, (5) Unaudited Condensed Consolidated Statements of Cash Flows, and (6) the Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMERS BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSUMERS BANCORP, INC.
(Registrant)

Date: November 16, 2015	/s/ Ralph J. Lober
Ralph J. Lober, II
President & Chief Executive Officer
(principal executive officer)

Date: November 16, 2015	/s/ Renee K. Wood
Renee K. Wood
Chief Financial Officer & Treasurer
(principal financial officer)

