Form 10-Q
period 2015-12-31
CONSUMERS BANCORP INC /OH/
filed 2016-02-16
CIK 1006830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) or the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value	Outstanding at February 12, 2016
2,727,730 Common Shares

CONSUMERS BANCORP, INC.

FORM 10-Q

QUARTER ENDED December 31, 2015

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

CONSUMERS BANCORP, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in thousands, except per share data)	December 31, 2015	June 30, 2015
ASSETS
Cash on hand and noninterest-bearing deposits in financial institutions	$7,143	$8,028
Federal funds sold and interest-bearing deposits in financial institutions	2,745	2,516
Total cash and cash equivalents	9,888	10,544
Certificates of deposit in other financial institutions	5,415	4,470
Securities, available-for-sale	137,267	137,144
Securities, held-to-maturity (fair value of $3,633 at December 31, 2015 and $3,722 at June 30, 2015)	3,530	3,655
Federal bank and other restricted stocks, at cost	1,396	1,396
Loans held for sale	285	462
Total loans	240,969	228,519
Less allowance for loan losses	(2,555)	(2,432)
Net loans	238,414	226,087
Cash surrender value of life insurance	6,721	6,626
Premises and equipment, net	13,317	11,605
Other real estate owned	38	—
Accrued interest receivable and other assets	1,952	1,978
Total assets	$418,223	$403,967

LIABILITIES
Deposits
Non-interest bearing demand	$96,084	$86,651
Interest bearing demand	46,602	45,320
Savings	135,406	134,664
Time	64,575	66,361
Total deposits	342,667	332,996

Short-term borrowings	19,654	19,838
Federal Home Loan Bank advances	10,411	6,240
Accrued interest and other liabilities	3,071	3,427
Total liabilities	375,803	362,501
Commitments and contingent liabilities

SHAREHOLDERS’ EQUITY
Preferred stock (no par value, 350,000 shares authorized, none outstanding)	—	—
Common stock (no par value, 3,500,000 shares authorized; 2,854,133 shares issued as of December 31, 2015 and June 30, 2015)	14,630	14,630
Retained earnings	28,305	27,589
Treasury stock, at cost (130,339 and 130,064 common shares as of December 31, 2015 and June 30, 2015, respectively)	(1,657)	(1,652)
Accumulated other comprehensive income	1,142	899
Total shareholders’ equity	42,420	41,466
Total liabilities and shareholders’ equity	$418,223	$403,967

See accompanying notes to consolidated financial statements

CONSUMERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months ended December 31,		Six Months ended December 31
(Dollars in thousands, except per share amounts)	2015	2014	2015	2014
Interest income
Loans, including fees	$2,789	$2,728	$5,584	$5,432
Securities, taxable	488	496	945	959
Securities, tax-exempt	351	342	695	694
Federal funds sold and other interest bearing deposits	30	19	54	33
Total interest income	3,658	3,585	7,278	7,118
Interest expense
Deposits	171	182	347	372
Short-term borrowings	10	8	18	15
Federal Home Loan Bank advances	40	47	83	95
Total interest expense	221	237	448	482
Net interest income	3,437	3,348	6,830	6,636
Provision for loan losses	192	57	284	124
Net interest income after provision for loan losses	3,245	3,291	6,546	6,512

Non-interest income
Service charges on deposit accounts	320	320	634	640
Debit card interchange income	240	230	474	459
Bank owned life insurance income	49	44	95	88
Securities gains, net	—	85	35	122
Gain on disposition of other real estate owned	—	—	—	22
Other	113	114	219	253
Total non-interest income	722	793	1,457	1,584
Non-interest expenses
Salaries and employee benefits	1,746	1,699	3,478	3,416
Occupancy and equipment	352	367	694	735
Data processing expenses	143	141	287	283
Professional and director fees	177	121	274	218
FDIC assessments	70	56	128	116
Franchise taxes	83	72	165	149
Marketing and advertising	79	54	172	120
Telephone and network communications	75	65	150	137
Debit card processing expenses	115	123	231	237
Other	366	363	764	722
Total non-interest expenses	3,206	3,061	6,343	6,133
Income before income taxes	761	1,023	1,660	1,963
Income tax expense	122	215	294	399
Net income	$639	$808	$1,366	$1,564

Basic and diluted earnings per share	$0.23	$0.30	$0.50	$0.57

See accompanying notes to consolidated financial statements

CONSUMERS BANCORP, INC.

Consolidated statements of comprehensive income (LOSS)

(Unaudited)

(Dollars in thousands)

	Three Months ended December 31,		Six Months ended December 31,
	2015	2014	2015	2014

Net income	$639	$808	$1,366	$1,564

Other comprehensive income (loss), net of tax:
Net change in unrealized gains (losses) on securities available-for-sale:

Unrealized gains (losses) arising during the period	(410)	531	403	440
Reclassification adjustment for gains included in income	—	(85)	(35)	(122)
Net unrealized gain (losses)	(410)	446	368	318
Income tax effect	(139)	151	125	108
Other comprehensive income (loss)	(271)	295	243	210

Total comprehensive income	$368	$1,103	$1,609	$1,774

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months ended December 31,		Six Months ended December 31
	2015	2014	2015	2014

Balance at beginning of period	$42,379	$40,546	$41,466	$40,203

Net income	639	808	1,366	1,564
Other comprehensive income (loss)	(271)	295	243	210
27 and 275 Dividend reinvestment plan shares associated with forfeited and expired restricted stock awards retired to treasury stock during the three and six months ended December 31, 2015, respectively	—	—	—	—
Common cash dividends	(327)	(328)	(655)	(656)

Balance at the end of the period	$42,420	$41,321	$42,420	$41,321

Common cash dividends per share	$0.12	$0.12	$0.24	$0.24

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)	Six Months Ended December 31,
	2015	2014
Cash flows from operating activities
Net cash from operating activities	$2,068	$3,034

Cash flow from investing activities
Securities available-for-sale
Purchases	(14,993)	(28,920)
Maturities, calls and principal pay downs	12,712	9,912
Proceeds from sales of available-for-sale securities	1,990	13,044
Securities held-to-maturity
Purchases	—	(780)
Principal pay downs	125	90
Net increase in certificates of deposits in other financial institutions	(945)	(2,753)
Net increase in loans	(12,649)	(3,185)
Purchase of Bank owned life insurance	—	(476)
Acquisition of premises and equipment	(1,967)	(2,698)
Disposal of premises and equipment	—	6
Proceeds from sale of other real estate owned	—	128
Net cash from investing activities	(15,727)	(15,632)

Cash flow from financing activities
Net increase in deposit accounts	9,671	10,741
Net change in short-term borrowings	(184)	(3,054)
Proceeds from Federal Home Loan Bank advances	4,700	8,500
Repayments of Federal Home Loan Bank advances	(529)	(2,028)
Dividends paid	(655)	(656)
Net cash from financing activities	13,003	13,503

Increase (decrease) in cash or cash equivalents	(656)	905

Cash and cash equivalents, beginning of period	10,544	11,125
Cash and cash equivalents, end of period	$9,888	$12,030

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$449	$480
Federal income taxes	475	375
Non-cash items:
Transfer from loans to repossessed assets	38	—
Expired and forfeited dividend reinvestment plan shares associated with restricted stock awards that were retired to treasury stock	5	2

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

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 2 – Securities

Available –for-Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

December 31, 2015
Obligations of U.S. government-sponsored entities and agencies	$13,861	$173	$(23)	$14,011
Obligations of state and political subdivisions	52,527	1,171	(64)	53,634
Mortgage-backed securities – residential	62,514	510	(293)	62,731
Mortgage-backed securities– commercial	1,486	—	(8)	1,478
Collateralized mortgage obligations– residential	4,978	8	(48)	4,938
Pooled trust preferred security	170	305	—	475
Total available-for-sale securities	$135,536	$2,167	$(436)	$137,267

Held-to-Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

December 31, 2015
Obligations of state and political subdivisions	$3,530	$103	$—	$3,633

Available–for-Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

June 30, 2015
Obligations of U.S. government-sponsored entities and agencies	$16,411	$178	$(31)	$16,558
Obligations of state and political subdivisions	48,557	811	(405)	48,963
Mortgage-backed securities – residential	64,441	699	(226)	64,914
Mortgage-backed securities – commercial	1,485	1	—	1,486
Collateralized mortgage obligations - residential	4,703	14	(34)	4,683
Pooled trust preferred security	184	356	—	540
Total available-for-sale securities	$135,781	$2,059	$(696)	$137,144

Held-to-Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

June 30, 2015
Obligations of state and political subdivisions	$3,655	$67	$—	$3,722

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Proceeds from the sale of available-for-sale securities were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Proceeds from sales	$—	$8,672	$1,990	$13,044
Gross realized gains	—	154	35	191
Gross realized losses	—	69	—	69

The income tax provision applicable to the realized gains amounted to $12 for the six month period ended December 31, 2015. The income tax provision applicable to these net realized gains and losses amounted to $29 and $42 for the three and six month periods ended December 31, 2014, respectively.

The amortized cost and fair values of debt securities at December 31, 2015, by expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, collateralized mortgage obligations and the pooled trust preferred security are shown separately.

Available-for-Sale	Amortized Cost	Estimated Fair Value
Due in one year or less	$3,966	$3,988
Due after one year through five years	17,069	17,431
Due after five years through ten years	27,601	28,185
Due after ten years	17,752	18,041
Total	66,388	67,645

U.S. Government-sponsored mortgage-backed and related securities	68,978	69,147
Pooled trust preferred security	170	475
Total available-for-sale securities	$135,536	$137,267

Held-to-Maturity

Due after five years through ten years	710	739
Due after ten years	2,820	2,894
Total held-to-maturity securities	$3,530	$3,633

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table summarizes the securities with unrealized losses at December 31, 2015 and June 30, 2015, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or more		Total
Available-for-sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

December 31, 2015
Obligation of U.S. government- sponsored entities and agencies	5,746	(23)	—	—	5,746	(23)
Obligations of states and political subdivisions	6,904	(46)	1,965	(18)	8,869	(64)
Mortgage-backed securities - residential	28,791	(228)	4,511	(65)	33,302	(293)
Mortgage-backed securities - commercial	1,478	(8)	—	—	1,478	(8)
Collateralized mortgage obligations – residential	4,333	(48)	—	—	4,333	(48)
Total temporarily impaired	$47,252	$(353)	$6,476	$(83)	$53,728	$(436)

	Less than 12 Months		12 Months or more		Total
Available-for-sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

June 30, 2015
Obligation of U.S. government- sponsored entities and agencies	$3,719	$(31)	$—	$—	$3,719	$(31)
Obligations of states and political subdivisions	18,796	(352)	2,145	(53)	20,941	(405)
Mortgage-backed securities - residential	24,322	(200)	2,031	(26)	26,353	(226)
Collateral mortgage obligation - residential	3,321	(34)	—	—	3,321	(34)
Total temporarily impaired	$50,158	$(617)	$4,176	$(79)	$54,334	$(696)

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

The unrealized losses within the securities portfolio as of December 31, 2015 have not been recognized into income because the decline in fair value is not attributed to credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery. The decline in fair value of the mortgage-backed securities, obligations of state and political subdivisions and collateralized mortgage obligations is largely due to changes in interest rates. The fair value is expected to recover as the securities approach maturity. The mortgage-backed securities and collateralized mortgage obligations were primarily issued by Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support. The Corporation does not own any private label mortgage-backed securities.

Note 3 – Loans

Major classifications of loans were as follows:

	December 31, 2015	June 30, 2015
Commercial	$41,106	$32,155
Commercial real estate:
Construction	5,129	1,295
Other	142,392	143,680
1 – 4 Family residential real estate:
Owner occupied	31,346	30,027
Non-owner occupied	14,527	14,555
Construction	506	234
Consumer	6,332	6,965
Subtotal	241,338	228,911
Less: Net deferred loan fees	(369)	(392)
Allowance for loan losses	(2,555)	(2,432)
Net Loans	$238,414	$226,087

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ending December 31, 2015:

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total

Allowance for loan losses:
Beginning balance	$387	$1,727	$278	$122	$2,514
Provision for loan losses	10	3	149	30	192
Loans charged-off	—	(2)	(120)	(33)	(155)
Recoveries	—	—	—	4	4
Total ending allowance balance	$397	$1,728	$307	$123	$2,555

The following table presents the activity in the allowance for loan losses by portfolio segment for the six months ending December 31, 2015:

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total

Allowance for loan losses:
Beginning balance	$316	$1,660	$289	$167	$2,432
Provision for loan losses	81	73	138	(8)	284
Loans charged-off	—	(5)	(120)	(51)	(176)
Recoveries	—	—	—	15	15
Total ending allowance balance	$397	$1,728	$307	$123	$2,555

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

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2015. Included in the recorded investment in loans is $517 of accrued interest receivable net of deferred loan fees of $369.

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$159	$8	$—	$167
Collectively evaluated for impairment	397	1,569	299	123	2,388
Total ending allowance balance	$397	$1,728	$307	$123	$2,555

Recorded investment in loans:
Loans individually evaluated for impairment	$—	$3,338	$1,023	$—	$4,361
Loans collectively evaluated for impairment	41,162	144,129	45,499	6,335	237,125
Total ending loans balance	$41,162	$147,467	$46,522	$6,335	$241,486

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

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents information related to average recorded investment and interest income associated with loans individually evaluated for impairment by class of loans as of December 31, 2015 and for the six months ended December 31, 2015:

	As of December 31, 2015			Six Months ended December 31, 2015
	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial real estate:
Construction	$22	$22	$—	$17	$—	$—
Other	2,494	2,200	—	2,177	—	—
1-4 Family residential real estate:
Owner occupied	286	276	—	282	—	—
Non-owner occupied	736	560	—	341	—	—
With an allowance recorded:
Commercial real estate:
Other	1,139	1,116	159	984	18	18
1-4 Family residential real estate:
Owner occupied	187	187	8	188	4	4
Non-owner occupied	—	—	—	229	4	4
Total	$4,864	$4,361	$167	$4,218	$26	$26

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents information related to average recorded investment and interest income associated with loans individually evaluated for impairment by class of loans for the three months ended December 31, 2015:

	Average	Interest	Cash Basis
	Recorded	Income	Interest
	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial real estate:
Construction	$22	$—	$—
Other	2,202	—	—
1-4 Family residential real estate:
Owner occupied	280	—	—
Non-owner occupied	604	—	—
With an allowance recorded:
Commercial real estate:
Other	1,122	9	9
1-4 Family residential real estate:
Owner occupied	187	2	2
Total	$4,417	$11	$11

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents information related to loans individually evaluated for impairment by class of loans as of June 30, 2015 and for the six months ended December 31, 2014:

	As of June 30, 2015			Six Months ended December 31, 2014
	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial real estate:
Other	$2,432	$2,082	$—	$1,426	$—	—
1-4 Family residential real estate:
Owner occupied	58	35	—	120	—	—
Non-owner occupied	—	—	—	37	—	—
With an allowance recorded:
Commercial real estate:
Other	740	704	58	763	18	18
1-4 Family residential real estate:
Owner occupied	122	123	4	126	4	4
Non-owner occupied	512	457	8	505	10	10
Total	$3,864	$3,401	$70	$2,977	$32	$32

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

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the recorded investment in non-accrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2015 and June 30, 2015:

	December 31, 2015		June 30, 2015
		Loans Past Due		Loans Past Due
		Over 90 Days		Over 90 Days
		Still		Still
	Non-accrual	Accruing	Non-accrual	Accruing
Commercial real estate:
Construction	$22	$—	$—	$—
Other	2,571	—	2,079	—
1 – 4 Family residential:
Owner occupied	343	—	190	—
Non-owner occupied	562	—	—	—
Total	$3,498	$—	$2,269	$—

Non-accrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the aging of the recorded investment in past due loans as of December 31, 2015 by class of loans:

	Days Past Due
	30 - 59	60 - 89	90 Days or	Total	Loans Not
	Days	Days	Greater	Past Due	Past Due	Total
Commercial	$—	$—	$—	$—	$41,162	$41,162
Commercial real estate:
Construction	—	—	—	—	5,108	5,108
Other	46	—	2,063	2,109	140,250	142,359
1-4 Family residential:
Owner occupied	159	7	195	361	31,130	31,491
Non-owner occupied	41	—	336	377	14,147	14,524
Construction	—	—	—	—	507	507
Consumer	41	—	—	41	6,294	6,335
Total	$287	$7	$2,594	$2,888	$238,598	$241,486

The above table of past due loans includes the recorded investment in non-accrual loans $2,594 in the 90 days or greater category and $904 in the loans not past due category.

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

Troubled Debt Restructurings:

As of December 31, 2015, the recorded investment of loans classified as troubled debt restructurings was $1,202 with $70 of specific reserves allocated to these loans. As of June 30, 2015, the recorded investment of loans classified as troubled debt restructurings was $1,335 with $70 of specific reserves allocated to these loans. As of December 31, 2015 and June 30, 2015, the Corporation had not committed to lend any additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

During the three and six months ended December 31, 2015 and 2014 there were no loan modifications completed that were classified as troubled debt restructurings. There were no charge offs from troubled debt restructurings that were completed during the three or six month periods ended December 31, 2015 and 2014.

There were no loans classified as troubled debt restructurings for which there was a payment default within 12 months following the modification during the three and six month periods ending December 31, 2015 and 2014. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

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

Special Mention. Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

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

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

	As of December 31, 2015
		Special			Not
	Pass	Mention	Substandard	Doubtful	Rated
Commercial	$35,992	$4,541	$95	$—	$534
Commercial real estate:
Construction	5,086	—	22	—	—
Other	131,944	4,418	2,723	2,111	1,163
1-4 Family residential real estate:
Owner occupied	3,555	—	—	145	27,791
Non-owner occupied	12,986	444	883	—	211
Construction	263	—	—	—	244
Consumer	—	—	—	—	6,335
Total	$189,826	$9,403	$3,723	$2,256	$36,278

	As of June 30, 2015
		Special			Not
	Pass	Mention	Substandard	Doubtful	Rated
Commercial	$27,359	$4,030	$96	$—	$725
Commercial real estate:
Construction	1,224	—	46	—	—
Other	133,452	4,473	2,876	2,032	822
1-4 Family residential real estate:
Owner occupied	4,029	—	—	35	26,065
Non-owner occupied	12,602	475	1,025	—	453
Construction	235	—	—	—	—
Consumer	—	—	—	—	6,966
Total	$178,901	$8,978	$4,043	$2,067	$35,031

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

Assets and liabilities measured at fair value on a recurring basis are summarized below, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements at December 31, 2015 Using
	Balance at December 31, 2015	Level 1	Level 2	Level 3
Assets:
Obligations of U.S. government-sponsored entities and agencies	$14,011	$—	$14,011	$—
Obligations of states and political subdivisions	53,634	—	53,634	—
Mortgage-backed securities – residential	62,731	—	62,731	—
Mortgage-backed securities – commercial	1,478	—	1,478	—
Collateralized mortgage obligations - residential	4,938	—	4,938	—
Pooled trust preferred security	475	—	475	—

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

There were no transfers between Level 1 and Level 2 during the three or six month periods ended December 31, 2015 or 2014.

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

Financial assets and financial liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at December 31, 2015 Using
	Balance at December 31, 2015	Level 1	Level 2	Level 3
Impaired loans:
Commercial Real Estate - Other	$1,954	$—	$—	$1,954
1-4 Family residential real estate
Non-owner occupied	336	—	—	336

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

		Fair Value Measurements at June 30, 2015 Using
	Balance at June 30, 2015	Level 1	Level 2	Level 3
Impaired loans:
Commercial Real Estate - Other	$1,979	$—	$—	$1,979

Impaired loans included in the tables above are measured for impairment using the fair value of the collateral and had a carrying amount of $2,290, with no valuation allowance at December 31, 2015. The resulting impact to the provision for loan losses was an increase of $69 and $123 being recorded for the three and six month periods ended December 31, 2015. As of June 30, 2015, the carrying amount of impaired loans was $1,979 with no valuation allowance. There was no provision for loan loss recorded related to impaired loans measured at fair value for the three or six month periods ended December 31, 2014.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2015:

	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Impaired loans:
Commercial Real Estate – Other	$733	Income approach	Liquidation adjustment for distressed sales	-40.0%	-40.0%
Commercial Real Estate – Other	$125	Cost approach	Liquidation adjustment for distressed sales	-40.0%	-40.0%
Commercial Real Estate – Other	$1,096	Sales comparison approach	Adjustment for differences between comparable sales	82.9% to -38.7%	-7.5%
1-4 Family residential real estate non-owner occupied	$336	Sales comparison approach	Adjustment for differences between comparable sales	38.6% to -4.7%	20.7%

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2015:

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Impaired loans:
Commercial Real Estate – Other	$733	Income approach	Liquidation adjustment for distressed sales	-40.0%	-40.0%
Commercial Real Estate - Other	$125	Cost approach	Liquidation adjustment for distressed sales	-40.0%	-40.0%
Commercial Real Estate - Other	$1,121	Sales comparison approach	Adjustment for differences between comparable sales	82.9% to -71.6%	-11.7%

The valuation technique used by an independent third party appraiser in the fair value measurement of collateral for collateral-dependent impaired loans consisted of the income, cost and sales comparison approaches. The significant unobservable inputs used in the fair value measurement relate to any adjustments made to the value set forth in the appraisal due to a distressed sale situation and adjustments for differences between comparable sales.

The following table shows the estimated fair values of financial instruments that are reported at amortized cost in the Corporation’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	December 31, 2015		June 30, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Level 1 inputs:
Cash and cash equivalents	$9,888	$9,888	$10,544	$10,544
Level 2 inputs:
Certificates of deposits in other financial institutions	5,415	5,415	4,470	4,456
Loans held for sale	285	292	462	468
Accrued interest receivable	1,057	1,057	1,035	1,035
Level 3 inputs:
Securities held-to-maturity	3,530	3,633	3,655	3,722
Loans, net	238,414	239,091	226,087	226,915
Financial Liabilities:
Level 2 inputs:
Demand and savings deposits	278,092	278,092	266,635	266,635
Time deposits	64,575	64,652	66,361	66,498
Short-term borrowings	19,654	19,654	19,838	19,838
Federal Home Loan Bank advances	10,411	10,567	6,240	6,537
Accrued interest payable	40	40	41	41

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

Time deposits: Fair value of fixed-maturity certificates of deposit was estimated using the rates offered at December 31, 2015 and June 30, 2015, for deposits of similar remaining maturities. Estimated fair value does not include the benefit that results from low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market resulting in a Level 2 classification.

Federal Home Loan Bank advances: Fair value of Federal Home Loan Bank advances was estimated using current rates at December 31, 2015 and June 30, 2015 for similar financing resulting in a Level 2 classification.

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

Note 5 – Earnings Per Share

Basic earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period and is equal to net income divided by the weighted average number of shares outstanding during the period.  Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares that may be issued upon the vesting of restricted stock awards.  There were no equity instruments that were anti-dilutive for the three month periods ended December 31, 2015 and 2014. The following table details the calculation of basic and diluted earnings per share:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2015	2014	2015	2014
Basic:
Net income available to common shareholders	$639	$808	$1,366	$1,564
Weighted average common shares outstanding	2,724,774	2,728,686	2,724,573	2,728,114
Basic income per share	$0.23	$0.30	$0.50	$0.57

Diluted:
Net income available to common shareholders	$639	$808	$1,366	$1,564
Weighted average common shares outstanding	2,724,774	2,728,686	2,724,573	2,728,114
Dilutive effect of restricted stock	157	271	173	342
Total common shares and dilutive potential common shares	2,724,931	2,728,957	2,724,746	2,728,456
Dilutive income per share	$0.23	$0.30	$0.50	$0.57

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 6 –Accumulated Other Comprehensive Income

The components of other comprehensive income related to unrealized gains and losses on available-for-sale securities for the three and six month periods ended December 31, 2015 and 2014, were as follows:

	Pretax	Tax Effect	After-tax	Affected Line Item in Consolidated Statements of Income
Balance as of September 30, 2015	$2,141	$(728)	$1,413
Unrealized holding loss on available-for-sale securities arising during the period	(410)	139	(271)
Amounts reclassified from accumulated other comprehensive income	—	—	—	(a)(b)
Net current period other comprehensive income	(410)	139	(271)
Balance as of December 31, 2015	$1,731	$(589)	$1,142

Balance as of September 30, 2014	$1,816	$(618)	$1,198
Unrealized holding gain on available-for-sale securities arising during the period	531	(180)	351
Amounts reclassified from accumulated other comprehensive income	(85)	29	(56)	(a)(b)
Net current period other comprehensive income	446	(151)	295
Balance as of December 31, 2014	$2,262	$(769)	$1,493

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

	Pretax	Tax Effect	After-tax	Affected Line Item in Consolidated Statements of Income
Balance as of June 30, 2015	$1,363	$(464)	$899
Unrealized holding gain on available-for-sale securities arising during the period	403	(137)	266
Amounts reclassified from accumulated other comprehensive income	(35)	12	(23)	(a)(b)
Net current period other comprehensive income	368	(125)	243
Balance as of December 31, 2015	$1,731	$(589)	$1,142

Balance as of June 30, 2014	$1,944	$(661)	$1,283
Unrealized holding gain on available-for-sale securities arising during the period	440	(150)	290
Amounts reclassified from accumulated other comprehensive income	(122)	42	(80)	(a)(b)
Net current period other comprehensive income	318	(108)	210
Balance as of December 31, 2014	$2,262	$(769)	$1,493

(a) Securities gains, net

(b) Income tax expense

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share data)

General

The following is management’s analysis of the Corporation’s results of operations for the three and six month periods ended December 31, 2015, compared to the same period in 2014, and the consolidated balance sheet at December 31, 2015, compared to June 30, 2015. This discussion is designed to provide a more comprehensive review of the operating results and financial condition than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

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

Results of Operations

Three and Six Months Ended December 31, 2015 and December 31, 2014

In the second quarter of fiscal year 2016, net income was $639, or $0.23 per common share, compared with $808, or $0.30 per common share, in the prior year period. The following are key highlights of our results of operations for the three months ending December 31, 2015:

•	net interest income increased to $3,437, or by 2.7%, in the second quarter of fiscal year 2016 from the same prior year period;
•	loan loss provision expense in fiscal year 2016 totaled $192 compared to $57 in the same prior year period;
•	noninterest income decreased by $71 primarily as a result of a decline in security gains from the same prior year period; and
•	noninterest expenses increased by $145, or 4.7%, in the second quarter of fiscal year 2016 compared to the same prior year period principally as a result of higher professional fees and salaries and benefit expenses.

In the first six months of fiscal year 2016, net income was $1,366, or $0.50 per common share, compared with $1,564, or $0.57 per common share, in the prior year period. The following are key highlights of our results of operations for the six months ending December 31, 2015:

•	net interest income increased by $194, or 2.9%, in the first six months of fiscal year 2016 from the same prior year period;
•	loan loss provision expense in the first six months of fiscal year 2016 totaled $284 compared to $124 in the same prior year period;
•	noninterest income decreased by $127 in the first six months of fiscal year 2016 from the same prior year period mainly as a result of an $87 decrease from the gains on sale of securities and a $22 decrease from the gains on sale of other real estate owned; and
•	noninterest expenses increased by $210, or 3.4%, in the first six months of fiscal year 2016 principally as a result of higher professional fees and salary and employee benefit expenses.

Return on average equity and return on average assets were 6.43% and 0.65%, respectively, for the first six months of fiscal year 2016 compared to 7.59% and 0.80%, respectively, for the same prior year period.

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

The Corporation’s net interest margin was 3.68% for the three month period ended December 31, 2015, compared with 3.79% for the same period in 2014. FTE net interest income for the three months ended December 31, 2015 increased by $94, or 2.7%, to $3,622 from $3,528 for the same year ago period. The increase in net interest income was primarily the result of an increase in average interest-earning assets.

FTE interest income for the three months ended December 31, 2015 increased by $78, or 2.1%, from the same year ago period. An increase of $21,518, or 5.8%, in average interest-earning assets from the same prior year period offset the impact the low interest rate environment has had on the yield of average interest-earning assets. Interest expense for the three months ended December 31, 2015 decreased by $16, or 6.8%, from the same year ago period. The Corporation’s cost of funds decreased to 0.32% for the three month period ended December 31, 2015 from 0.35% for the same year ago period.

The Corporation’s net interest margin was 3.69% for the six month period ended December 31, 2015, compared with 3.79% for the same period in 2014. FTE net interest income for the six months ended December 31, 2015 increased by $195, or 2.8%, to $7,196 from $7,001 for the same year ago period. The increase in net interest income was primarily the result of an increase in average interest-earning assets.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

FTE interest income for the six months ended December 31, 2015 increased by $161, or 2.2%, from the same year ago period. An increase of $20,811, or 5.7%, in average interest-earning assets from the same prior year period offset the impact the low interest rate environment has had on the yield of average interest-earning assets. Interest expense for the six months ended December 31, 2015 decreased by $34, or 7.1%, from the same year ago period. The Corporation’s cost of funds decreased to 0.32% for the three month period ended December 31, 2015 from 0.36% for the same year ago period.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Average Balance Sheets and Analysis of Net Interest Income for the Three Months Ended December 31

(In thousands, except percentages)

	2015			2014
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Taxable securities	$87,685	$488	2.24%	$86,743	$496	2.30%
Nontaxable securities (1)	55,415	528	3.84	48,317	512	4.30
Loans receivable (1)	237,148	2,797	4.68	225,412	2,738	4.82
Interest bearing deposits and federal funds sold	12,338	30	0.96	10,596	19	0.71
Total interest-earning assets	392,586	3,843	3.90%	371,068	3,765	4.05%

Noninterest-earning assets	27,183			21,550

Total Assets	$419,769			$392,618

Interest-bearing liabilities:
NOW	$47,291	$18	0.15%	$45,572	$16	0.14%
Savings	135,549	30	0.09	126,720	26	0.08
Time deposits	64,812	123	0.75	69,266	140	0.80
Short-term borrowings	22,084	10	0.18	18,567	8	0.17
FHLB advances	5,863	40	2.71	6,801	47	2.74
Total interest-bearing liabilities	275,599	221	0.32%	266,926	237	0.35%

Noninterest-bearing liabilities:
Noninterest-bearing checking accounts	98,235			81,216
Other liabilities	3,251			3,296
Total liabilities	377,085			351,438
Shareholders’ equity	42,684			41,180

Total liabilities and shareholders’ equity	$419,769			$392,618

Net interest income, interest rate spread (1)		$3,622	3.58%		$3,528	3.70%

Net interest margin (net interest as a percent of average interest-earning assets) (1)			3.68%			3.79%

Federal tax exemption on non-taxable securities and loans included in interest income		$185			$180

Average interest-earning assets to interest-bearing liabilities	142.45%			139.02%

(1) calculated on a fully taxable equivalent basis

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Average Balance Sheets and Analysis of Net Interest Income for the Six Months Ended December 31

(In thousands, except percentages)

	2015			2014
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Taxable securities	$87,704	$945	2.17%	$84,954	$959	2.27%
Nontaxable securities (1)	54,519	1,045	3.85	48,380	1,038	4.34
Loans receivable (1)	234,689	5,600	4.73	225,053	5,453	4.81
Interest bearing deposits and federal funds sold	12,068	54	0.89	9,782	33	0.67
Total interest-earning assets	388,980	7,644	3.92%	368,169	7,483	4.05%

Noninterest-earning assets	26,541			20,858

Total Assets	$415,521			$389,027

Interest-bearing liabilities:
NOW	$47,533	$35	0.15%	$46,449	$38	0.16%
Savings	136,157	60	0.09	125,965	51	0.08
Time deposits	65,102	252	0.77	69,448	283	0.81
Short-term borrowings	20,824	18	0.17	18,108	15	0.16
FHLB advances	6,047	83	2.72	6,745	95	2.79
Total interest-bearing liabilities	275,663	448	0.32%	266,715	482	0.36%

Noninterest-bearing liabilities:
Noninterest-bearing checking accounts	94,231			78,420
Other liabilities	3,328			3,029
Total liabilities	373,222			348,164
Shareholders’ equity	42,299			40,863

Total liabilities and shareholders’ equity	$415,521			$389,027

Net interest income, interest rate spread (1)		$7,196	3.60%		$7,001	3.69%

Net interest margin (net interest as a percent of average interest-earning assets) (1)			3.69%			3.79%

Federal tax exemption on non-taxable securities and loans included in interest income		$366			$365

Average interest-earning assets to interest-bearing liabilities	141.11%			138.04%

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Provision for Loan Losses

The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management's assessment of the estimated probable incurred credit losses in the Bank’s loan portfolio that have been incurred at each balance sheet date. For the three month period ended December 31, 2015, the provision for loan losses was $192 compared to $57 for the same prior year period. For the six month period ended December 31, 2015, the provision for loan losses was $284 compared to $124 for the same prior year period.

For the six month period ended December 31, 2015, net charge-offs totaled $161, or an annualized net charge-off to total loan ratio of 0.13%, compared with $77, or 0.07% of total loans, for the same period last year. The provision for loan losses and net charge-offs for the three and six month periods ended December 31, 2015 were impacted by a loan secured by 1-4 family non-owner occupied residential real estate properties that defaulted and was subsequently adjusted by $120 to the current appraised value. The allowance for loan losses as a percentage of loans was 1.06% at December 31, 2015 and 1.06% at June 30, 2015.

The provision for loan losses for the period ending December 31, 2015 was considered sufficient by management for maintaining an appropriate allowance for probable incurred credit losses.

Non-Interest Income

Non-interest income decreased by $71 for the second quarter of fiscal year 2016 from the same period last year. In the second quarter of the prior fiscal year, an $85 net gain was recognized from the sale of securities.

Non-interest income decreased by $127 for the first six months of fiscal year 2016 from the same period last year. In the prior fiscal year period, a $122 net gain was recognized from the sale of securities and a $22 gain was recognized from the sale of other real estate acquired through loan foreclosure as well.

Non-Interest Expenses

Total non-interest expenses increased to $3,206, or by 4.7%, during the second quarter of fiscal year 2016, compared with $3,061 during the same year ago period. Professional and director fees increased by $56 during the second quarter of fiscal year 2016 from the same period last year primarily as a result of higher legal and consulting fees.

Total non-interest expenses increased to $6,343, or by 3.4%, during the first six months of fiscal year 2016, compared with $6,133 during the same year ago period.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Occupancy and equipment expenses decreased by $41, or 5.6%, during the first six months of the 2016 fiscal year from the same period last year primarily as a result of lower building depreciation expense since the Minerva, Ohio location was expensed over the estimated remaining useful life and was fully depreciated in a prior period. This decline was partially offset by additional lease expense associated with the new Stow and Wooster, Ohio loan production offices. A new facility has been constructed at the Minerva, Ohio location to replace the existing branch and corporate headquarters. The new facility is anticipated to be completed during the 2016 fiscal year and upon being placed into service, it is expected that occupancy expenses will increase.

Other expenses increased by $42 or 5.8%, during the first six months of fiscal year 2016 from the same period last year primarily as a result of higher loan collection expenses.

Income Taxes

Income tax expense for the three month period ended December 31, 2015 decreased by $93, to $122 from $215, compared to a year ago. The effective tax rate was 16.0% for the current quarter as compared to 21.0% for the same period last year.

Income tax expense for the first six months ended December 31, 2015 decreased by $105, to $294 from $399, compared to a year ago. The effective tax rate was 17.7% for the current period as compared to 20.3% for the same period last year.

The effective tax rate differed from the federal statutory rate principally as a result of tax-exempt income from obligations of states and political subdivisions, loans and earnings on bank owned life insurance.

Financial Condition

Total assets at December 31, 2015 were $418,223 compared to $403,967 at June 30, 2015, an increase of $14,256, or an annualized 7.0%.

Total loans increased by $12,450, or an annualized 10.8%, from $228,519 at June 30, 2015 to $240,969 at December 31, 2015. The growth in loans was primarily attributed to the investments in two newer loan production offices in the Stow and Wooster, Ohio markets as well as additions in commercial loan staff. The loan growth was primarily funded by an increase of $9,671, or an annualized 5.8%, in total deposits.

Non-Performing Assets

The following table presents the aggregate amounts of non-performing assets and respective ratios as of the dates indicated.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

	December 31, 2015	June 30, 2015	December 31, 2014
Non-accrual loans	$3,498	$2,269	$1,100
Loans past due over 90 days and still accruing	—	—	—
Total non-performing loans	3,498	2,269	1,100
Other real estate owned	38	—	54
Total non-performing assets	$3,536	$2,269	$1,154

Non-performing loans to total loans	1.45%	0.99%	0.48%
Allowance for loan losses to total non-performing loans	73.04%	107.18%	222.91%

Non-performing loans increased from June 30, 2015 primarily as a result of placing a commercial credit with a recorded investment of $700 and a 1-4 family non-owner occupied credit with a recorded investment of $336 on non-accrual. The commercial credit is primarily secured by an owner-occupied commercial real estate property and two multi-family real estate properties.

As of December 31, 2015, impaired loans totaled $4,361, of which $3,498 are included in non-accrual loans. Commercial and commercial real estate loans are classified as impaired if management determines that full collection of principal and interest, in accordance with the terms of the loan documents, is not probable. Impaired loans and non-performing loans have been considered in management’s analysis of the appropriateness of the allowance for loan losses. Management and the Board of Directors are closely monitoring these loans and believe that the prospects for recovery of principal and interest, less identified specific reserves, are favorable.

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

(Dollars in thousands, except per share data)

Net cash inflow from operating activities for the six month period ended December 31, 2015 was $2,068, net cash outflows from investing activities was $15,727 and net cash inflows from financing activities was $13,003. A major source of cash was $14,702 from sales, maturities, calls or principal pay downs on available-for-sale securities, a $9,671 increase in deposits and a net increase of $4,171 in FHLB advances. A major use of cash included the $14,993 purchase of securities and $12,649 increase in loans. Total cash and cash equivalents was $9,888 as of December 31, 2015 compared to $10,544 at June 30, 2015 and $12,030 at December 31, 2014.

The Bank offers several types of deposit products to its customers. The rates offered by the Bank and the fees charged for them are competitive with others currently available in the market area. Deposits totaled $342,667 at December 31, 2015 compared with $332,996 at June 30, 2015.

To provide an additional source of liquidity, the Corporation has entered into an agreement with the FHLB of Cincinnati. At December 31, 2015, FHLB advances totaled $10,411 as compared with $6,240 at June 30, 2015. As of December 31, 2015, the Bank had the ability to borrow an additional $13,960 from the FHLB based on a blanket pledge of qualifying first mortgage loans. The Corporation considers the FHLB to be a reliable source of liquidity funding, secondary to its deposit base.

Short-term borrowings consisted of repurchase agreements, which is a financing arrangement that matures daily, and federal funds purchased from correspondent banks. The Bank pledges securities as collateral for the repurchase agreements. Short-term borrowings decreased to $19,654 at December 31, 2015 from $19,838 at June 30, 2015.

Jumbo time deposits (those with balances of $100 and over) totaled $26,188 at December 31, 2015 and $26,862 at June 30, 2015. These deposits are monitored closely by the Corporation and are mainly priced on an individual basis. When these deposits are from a municipality, certain bank-owned securities are pledged to guarantee the safety of these public fund deposits as required by Ohio law. The Corporation has the option to use a fee-paid broker to obtain deposits from outside its normal service area as an additional source of funding. The Corporation, however, does not rely upon these deposits as a primary source of funding. The Corporation had no brokered deposits at December 31, 2015 or June 30, 2015. Although management monitors interest rates on an ongoing basis, a quarterly rate sensitivity report is used to determine the effect of interest rate changes on the financial statements. In the opinion of management, enough assets or liabilities could be repriced over the near term (up to three years) to compensate for such changes. The spread on interest rates, or the difference between the average earning assets and the average interest-bearing liabilities, is monitored quarterly.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Capital Resources

Total shareholders’ equity increased by $954 to $42,420 as of December, 2015 from $41,466 as of June 30, 2015. The increase was primarily the result of $1,366 in net income during the first six months of the 2016 fiscal year and a net increase of $243 in accumulated other comprehensive income from unrealized gains on available-for-sale securities. These increases were partially offset by cash dividends of $655 that were paid during the first six months of the 2016 fiscal year.

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

On January 1, 2015, rules to implement Basel III capital requirements became effective for community banks. The December 31, 2015 regulatory capital ratios were prepared under the Basel III capital requirements. The Bank’s leverage, common equity tier 1 capital and total capital ratios as of December 31, 2015 were 9.4%, 13.9% and 14.8%, respectively. This compares to leverage, common equity tier 1 capital and risk-based capital ratios of 9.5%, 14.4% and 15.3%, respectively, as of June 30, 2015. The Bank exceeded minimum regulatory capital requirements to be considered well-capitalized for both periods. Management is not aware of any matters occurring subsequent to December 31, 2015 that would cause the Bank’s capital category to change.

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

CONSUMERS BANCORP, INC.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by the report, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15e. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2015.

Changes in Internal Controls Over Financial Reporting

There have not been any changes in the Corporation’s internal control over financial reporting that occurred during the Corporation's last quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

CONSUMERS BANCORP, INC.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

None

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not Applicable

Item 5 – Other Information

None

Item 6 – Exhibits

Exhibit
Number	Description
Exhibit 10	Salary Continuation Agreement with Ms. Wood on December 30, 2015. Reference is made to Form 8-K of the Corporation filed on December 30, 2015, which is incorporated herein by reference.

Exhibit 11	Statement regarding Computation of Per Share Earnings (included in Note 5 to the Consolidated Financial Statements).

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Exhibit 101	The following materials from Consumers Bancorp, Inc.’s Form 10-Q Report for the quarterly period ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language) include: (1) Unaudited Consolidated Balance Sheets, (2) Unaudited Consolidated Statements of Income, (3) Unaudited Consolidated Statements of Comprehensive Income, (4) Unaudited Consolidated Statement of Changes in Shareholders’ Equity, (5) Unaudited Condensed Consolidated Statements of Cash Flows, and (6) the Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMERS BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSUMERS BANCORP, INC.
(Registrant)

Date: February 16, 2016	/s/ Ralph J. Lober
Ralph J. Lober, II
President & Chief Executive Officer
(principal executive officer)

Date: February 16, 2016	/s/ Renee K. Wood
Renee K. Wood
Chief Financial Officer & Treasurer
(principal financial officer)

