Form 10-Q
period 2016-03-31
CONSUMERS BANCORP INC /OH/
filed 2016-05-16
CIK 1006830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) or the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value	Outstanding at May 16, 2016
2,727,383 Common Shares

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements

CONSUMERS BANCORP, INC. CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in thousands, except per share data)	March 31, 2016	June 30, 2015
ASSETS
Cash on hand and noninterest-bearing deposits in financial institutions	$7,761	$8,028
Federal funds sold and interest-bearing deposits in financial institutions	6,377	2,516
Total cash and cash equivalents	14,138	10,544
Certificates of deposit in other financial institutions	5,170	4,470
Securities, available-for-sale	135,127	137,144
Securities, held-to-maturity (fair value of $3,651 at March 31, 2016 and $3,722 at June 30, 2015)	3,530	3,655
Federal bank and other restricted stocks, at cost	1,396	1,396
Loans held for sale	746	462
Total loans	246,194	228,519
Less allowance for loan losses	(2,663)	(2,432)
Net loans	243,531	226,087
Cash surrender value of life insurance	6,770	6,626
Premises and equipment, net	13,504	11,605
Other real estate owned	38	—
Accrued interest receivable and other assets	1,923	1,978
Total assets	$425,873	$403,967

LIABILITIES
Deposits
Non-interest bearing demand	$95,039	$86,651
Interest bearing demand	48,269	45,320
Savings	137,462	134,664
Time	65,539	66,361
Total deposits	346,309	332,996

Short-term borrowings	24,573	19,838
Federal Home Loan Bank advances	7,696	6,240
Accrued interest and other liabilities	3,702	3,427
Total liabilities	382,280	362,501
Commitments and contingent liabilities

SHAREHOLDERS’ EQUITY
Preferred stock (no par value, 350,000 shares authorized, none outstanding)	—	—
Common stock (no par value, 3,500,000 shares authorized; 2,854,133 shares issued as of March 31, 2016 and June 30, 2015)	14,630	14,630
Retained earnings	28,686	27,589
Treasury stock, at cost (130,369 and 130,064 common shares as of March 31, 2016 and June 30, 2015, respectively)	(1,658)	(1,652)
Accumulated other comprehensive income	1,935	899
Total shareholders’ equity	43,593	41,466
Total liabilities and shareholders’ equity	$425,873	$403,967

See accompanying notes to consolidated financial statements

CONSUMERS BANCORP, INC. CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months ended March 31,		Nine Months ended March 31,
(Dollars in thousands, except per share amounts)	2016	2015	2016	2015

Interest income
Loans, including fees	$2,805	$2,714	$8,389	$8,146
Securities, taxable	485	470	1,430	1,429
Securities, tax-exempt	352	331	1,047	1,025
Federal funds sold and other interest bearing deposits	30	19	84	52
Total interest income	3,672	3,534	10,950	10,652
Interest expense
Deposits	166	181	513	553
Short-term borrowings	9	7	27	22
Federal Home Loan Bank advances	48	45	131	140
Total interest expense	223	233	671	715
Net interest income	3,449	3,301	10,279	9,937
Provision for loan losses	130	90	414	214
Net interest income after provision for loan losses	3,319	3,211	9,865	9,723

Non-interest income
Service charges on deposit accounts	298	286	932	926
Debit card interchange income	233	223	707	682
Bank owned life insurance income	49	47	144	135
Securities gains (losses), net	87	(4)	122	118
Gain on disposition of other real estate owned	—	—	—	22
Other	69	96	288	349
Total non-interest income	736	648	2,193	2,232

Non-interest expenses
Salaries and employee benefits	1,752	1,707	5,230	5,123
Occupancy and equipment	454	387	1,148	1,122
Data processing expenses	146	146	433	429
Professional and director fees	87	91	361	309
FDIC assessments	67	55	195	171
Franchise taxes	84	83	249	232
Marketing and advertising	60	70	232	190
Telephone and network communications	85	77	235	214
Debit card processing expenses	113	109	344	346
Other	343	375	1,107	1,097
Total non-interest expenses	3,191	3,100	9,534	9,233
Income before income taxes	864	759	2,524	2,722
Income tax expense	156	127	450	526
Net income	$708	$632	$2,074	$2,196

Basic and diluted earnings per share	$0.26	$0.23	$0.76	$0.80

See accompanying notes to consolidated financial statements

CONSUMERS BANCORP, INC. Consolidated statements of comprehensive income (LOSS) (Unaudited)

(Dollars in thousands)
	Three Months ended March 31,		Nine Months ended March 31,
	2016	2015	2016	2015

Net income	$708	$632	$2,074	$2,196

Other comprehensive income (loss), net of tax:
Net change in unrealized gains (losses) on securities available-for-sale:

Unrealized gains arising during the period	1,288	526	1,691	966
Reclassification adjustment for (gains) losses included in income	(87)	4	(122)	(118)
Net unrealized gain	1,201	530	1,569	848
Income tax effect	408	181	533	289
Other comprehensive income	793	349	1,036	559

Total comprehensive income	$1,501	$981	$3,110	$2,755

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(Dollars in thousands, except per share data)
	Three Months ended March 31,		Nine Months ended March 31,
	2016	2015	2016	2015

Balance at beginning of period	$42,420	$41,321	$41,466	$40,203

Net income	708	632	2,074	2,196
Other comprehensive income	793	349	1,036	559
30 and 305 Dividend reinvestment plan shares associated with forfeited and expired restricted stock awards retired to treasury stock during the three and nine months ended March 31, 2016, respectively	—	—	—	—
Common cash dividends	(328)	(328)	(983)	(984)

Balance at the end of the period	$43,593	$41,974	$43,593	$41,974

Common cash dividends per share	$0.12	$0.12	$0.36	$0.36

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)	Nine Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net cash from operating activities	$3,262	$3,962

Cash flow from investing activities
Securities available-for-sale
Purchases	(19,737)	(36,281)
Maturities, calls and principal pay downs	15,964	18,573
Proceeds from sales of available-for-sale securities	6,665	16,124
Securities held-to-maturity
Purchases	—	(780)
Principal pay downs	125	90
Net increase in certificates of deposits in other financial institutions	(700)	(1,514)
Net increase in loans	(18,153)	(6,435)
Purchase of Bank owned life insurance	—	(476)
Acquisition of premises and equipment	(2,353)	(4,202)
Disposal of premises and equipment	—	1
Proceeds from sale of other real estate owned	—	128
Net cash from investing activities	(18,189)	(14,772)

Cash flow from financing activities
Net increase in deposit accounts	13,313	16,922
Net change in short-term borrowings	4,735	(300)
Proceeds from Federal Home Loan Bank advances	6,700	8,500
Repayments of Federal Home Loan Bank advances	(5,244)	(8,542)
Dividends paid	(983)	(984)
Net cash from financing activities	18,521	15,596

Increase in cash or cash equivalents	3,594	4,786

Cash and cash equivalents, beginning of period	10,544	11,125
Cash and cash equivalents, end of period	$14,138	$15,911

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$670	$714
Federal income taxes	575	610
Non-cash items:
Transfer from loans to repossessed assets	38	—
Expired and forfeited dividend reinvestment plan shares associated with restricted stock awards that were retired to treasury stock	5	2

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

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 2 – Securities

Available –for-Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2016
Obligations of U.S. government-sponsored entities and agencies	$13,186	$311	$—	$13,497
Obligations of state and political subdivisions	52,037	1,509	(12)	53,534
Mortgage-backed securities – residential	60,683	818	(39)	61,462
Mortgage-backed securities– commercial	1,487	27	—	1,514
Collateralized mortgage obligations– residential	4,643	30	(8)	4,665
Pooled trust preferred security	159	296	—	455
Total available-for-sale securities	$132,195	$2,991	$(59)	$135,127

Held-to-Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
March 31, 2016
Obligations of state and political subdivisions	$3,530	$121	$—	$3,651

Available–for-Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2015
Obligations of U.S. government-sponsored entities and agencies	$16,411	$178	$(31)	$16,558
Obligations of state and political subdivisions	48,557	811	(405)	48,963
Mortgage-backed securities – residential	64,441	699	(226)	64,914
Mortgage-backed securities – commercial	1,485	1	—	1,486
Collateralized mortgage obligations - residential	4,703	14	(34)	4,683
Pooled trust preferred security	184	356	—	540
Total available-for-sale securities	$135,781	$2,059	$(696)	$137,144

Held-to-Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
June 30, 2015
Obligations of state and political subdivisions	$3,655	$67	$—	$3,722

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Proceeds from the sale of available-for-sale securities were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Proceeds from sales	$4,675	$3,080	$6,665	$16,124
Gross realized gains	87	50	122	241
Gross realized losses	—	54	—	123

The income tax provision applicable to these net realized gains amounted to $30 and $41 for the three and nine months ended March 31, 2016, respectively, and $39 for the nine month period ended March 31, 2015. The income tax benefit applicable to the net realized loss was $1 for the three month period ended March 31, 2015.

The amortized cost and fair values of debt securities at March 31, 2016, by expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, collateralized mortgage obligations and the pooled trust preferred security are shown separately.

Available-for-Sale	Amortized Cost	Estimated Fair Value
Due in one year or less	$6,120	$6,216
Due after one year through five years	15,868	16,371
Due after five years through ten years	26,880	27,669
Due after ten years	16,355	16,775
Total	65,223	67,031

U.S. Government-sponsored mortgage-backed and related securities	66,813	67,641
Pooled trust preferred security	159	455
Total available-for-sale securities	$132,195	$135,127

Held-to-Maturity

Due after five years through ten years	710	740
Due after ten years	2,820	2,911
Total held-to-maturity securities	$3,530	$3,651

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table summarizes the securities with unrealized losses at March 31, 2016 and June 30, 2015, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or more		Total
Available-for-sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2016
Obligations of states and political subdivisions	$3,009	$(10)	$279	$(2)	$3,288	$(12)
Mortgage-backed securities - residential	9,630	(23)	2,497	(16)	12,127	(39)
Collateralized mortgage obligations – residential	838	(7)	462	(1)	1,300	(8)
Total temporarily impaired	$13,477	$(40)	$3,238	$(19)	$16,715	$(59)

	Less than 12 Months		12 Months or more		Total
Available-for-sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2015
Obligation of U.S. government- sponsored entities and agencies	$3,719	$(31)	$—	$—	$3,719	$(31)
Obligations of states and political subdivisions	18,796	(352)	2,145	(53)	20,941	(405)
Mortgage-backed securities - residential	24,322	(200)	2,031	(26)	26,353	(226)
Collateral mortgage obligation - residential	3,321	(34)	—	—	3,321	(34)
Total temporarily impaired	$50,158	$(617)	$4,176	$(79)	$54,334	$(696)

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

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The unrealized losses within the securities portfolio as of March 31, 2016 have not been recognized into income because the decline in fair value is not attributed to credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery. The decline in fair value of the mortgage-backed securities, obligations of state and political subdivisions and collateralized mortgage obligations is largely due to changes in interest rates. The fair value is expected to recover as the securities approach maturity. The mortgage-backed securities and collateralized mortgage obligations were primarily issued by Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support. The Corporation does not own any private label mortgage-backed securities.

Note 3 – Loans

Major classifications of loans were as follows:

	March 31, 2016	June 30, 2015
Commercial	$43,115	$32,127
Commercial real estate:
Construction	5,543	1,267
Other	145,062	143,375
1 – 4 Family residential real estate:
Owner occupied	30,932	30,050
Non-owner occupied	14,675	14,518
Construction	660	234
Consumer	6,207	6,948
Subtotal	246,194	228,519
Allowance for loan losses	(2,663)	(2,432)
Net Loans	$243,531	$226,087

Loans presented above are net of net deferred loan fees of $361 and $392 for March 31, 2016 and June 30, 2015, respectively.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ending March 31, 2016:

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total

Allowance for loan losses:
Beginning balance	$397	$1,728	$307	$123	$2,555
Provision for loan losses	61	52	17	—	130
Loans charged-off	—	—	(18)	(7)	(25)
Recoveries	—	—	—	3	3
Total ending allowance balance	$458	$1,780	$306	$119	$2,663

The following table presents the activity in the allowance for loan losses by portfolio segment for the nine months ending March 31, 2016:

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total

Allowance for loan losses:
Beginning balance	$316	$1,660	$289	$167	$2,432
Provision for loan losses	142	125	155	(8)	414
Loans charged-off	—	(5)	(138)	(58)	(201)
Recoveries	—	—	—	18	18
Total ending allowance balance	$458	$1,780	$306	$119	$2,663

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

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2016. Included in the recorded investment in loans is $552 of accrued interest receivable.

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$164	$3	$—	$167
Collectively evaluated for impairment	458	1,616	303	119	2,496
Total ending allowance balance	$458	$1,780	$306	$119	$2,663

Recorded investment in loans:
Loans individually evaluated for impairment	$—	$3,228	$1,041	$—	$4,269
Loans collectively evaluated for impairment	43,225	147,674	45,356	6,222	242,477
Total ending loans balance	$43,225	$150,902	$46,397	$6,222	$246,746

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2015. Included in the recorded investment in loans is $501 of accrued interest receivable.

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

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents information related to average recorded investment and interest income associated with loans individually evaluated for impairment by class of loans as of March 31, 2016 and for the nine months ended March 31, 2016:

	As of March 31, 2016			Nine Months ended March 31, 2016
	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial real estate:
Construction	$20	$20	$—	$18	$—	$—
Other	2,294	2,105	—	2,164	—	—
1-4 Family residential real estate:
Owner occupied	409	382	—	280	1	1
Non-owner occupied	731	556	—	413	—	—
With an allowance recorded:
Commercial real estate:
Other	1,120	1,103	164	1,026	26	26
1-4 Family residential real estate:
Owner occupied	103	103	3	156	5	5
Non-owner occupied	—	—	—	153	4	4
Total	$4,677	$4,269	$167	$4,210	$36	$36

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents information related to average recorded investment and interest income associated with loans individually evaluated for impairment by class of loans for the three months ended March 31, 2016:

	Average	Interest	Cash Basis
	Recorded	Income	Interest
	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial real estate:
Construction	$20	$—	$—
Other	2,183	—	—
1-4 Family residential real estate:
Owner occupied	294	1	1
Non-owner occupied	557	—	—
With an allowance recorded:
Commercial real estate:
Other	1,111	8	8
1-4 Family residential real estate:
Owner occupied	159	1	1
Total	$4,324	$10	$10

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents information related to loans individually evaluated for impairment by class of loans as of June 30, 2015 and for the nine months ended March 31, 2015:

	As of June 30, 2015			Nine Months ended March 31, 2015
	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial real estate:
Other	$2,432	$2,082	$—	$1,735	$25	25
1-4 Family residential real estate:
Owner occupied	58	35	—	190	—	—
Non-owner occupied	—	—	—	49	1	1
With an allowance recorded:
Commercial real estate:
Other	740	704	58	763	27	27
1-4 Family residential real estate:
Owner occupied	122	123	4	125	6	6
Non-owner occupied	512	457	8	490	14	14
Total	$3,864	$3,401	$70	$3,352	$73	$73

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

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the recorded investment in non-accrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2016 and June 30, 2015:

	March 31, 2016		June 30, 2015
		Loans Past Due		Loans Past Due
		Over 90 Days		Over 90 Days
		Still		Still
	Non-accrual	Accruing	Non-accrual	Accruing
Commercial real estate:
Construction	$20	$—	$—	$—
Other	2,554	—	2,079	—
1 – 4 Family residential:
Owner occupied	213	—	190	—
Non-owner occupied	556	—	—	—
Consumer	—	6	—	—
Total	$3,343	$6	$2,269	$—

Non-accrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the aging of the recorded investment in past due loans as of March 31, 2016 by class of loans:

	Days Past Due
	30 - 59	60 - 89	90 Days or	Total	Loans Not
	Days	Days	Greater	Past Due	Past Due	Total
Commercial	$49	$—	$—	$49	$43,176	$43,225
Commercial real estate:
Construction	—	—	—	—	5,555	5,555
Other	43	—	2,110	2,153	143,194	145,347
1-4 Family residential:
Owner occupied	131	—	196	327	30,697	31,024
Non-owner occupied	—	—	336	336	14,377	14,713
Construction	—	—	—	—	660	660
Consumer	—	—	6	6	6,216	6,222
Total	$223	$—	$2,648	$2,871	$243,875	$246,746

The above table of past due loans includes the recorded investment in non-accrual loans $43 in the 30-59 days category, $2,642 in the 90 days or greater category and $658 in the loans not past due category.

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

Troubled Debt Restructurings:

As of March 31, 2016, the recorded investment of loans classified as troubled debt restructurings was $1,156 with $78 of specific reserves allocated to these loans. As of June 30, 2015, the recorded investment of loans classified as troubled debt restructurings was $1,335 with $70 of specific reserves allocated to these loans. As of March 31, 2016 and June 30, 2015, the Corporation had not committed to lend any additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

During the three and nine months ended March 31, 2016 and 2015 there were no loan modifications completed that were classified as troubled debt restructurings. There were no charge offs from troubled debt restructurings that were completed during the three or nine month periods ended March 31, 2016 and 2015.

There were no loans classified as troubled debt restructurings for which there was a payment default within 12 months following the modification during the three and nine month periods ending March 31, 2016 and 2015. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

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

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

	As of March 31, 2016
		Special			Not
	Pass	Mention	Substandard	Doubtful	Rated
Commercial	$37,730	$4,729	$96	$—	$670
Commercial real estate:
Construction	5,535	—	20	—	—
Other	136,581	3,365	2,673	2,110	618
1-4 Family residential real estate:
Owner occupied	3,430	—	—	143	27,451
Non-owner occupied	13,397	422	498	336	60
Construction	350	—	—	—	310
Consumer	—	—	—	—	6,222
Total	$197,023	$8,516	$3,287	$2,589	$35,331

	As of June 30, 2015
		Special			Not
	Pass	Mention	Substandard	Doubtful	Rated
Commercial	$27,359	$4,030	$96	$—	$725
Commercial real estate:
Construction	1,224	—	46	—	—
Other	133,452	4,473	2,876	2,032	822
1-4 Family residential real estate:
Owner occupied	4,029	—	—	35	26,065
Non-owner occupied	12,602	475	1,025	—	453
Construction	235	—	—	—	—
Consumer	—	—	—	—	6,966
Total	$178,901	$8,978	$4,043	$2,067	$35,031

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

Assets and liabilities measured at fair value on a recurring basis are summarized below, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements at March 31, 2016 Using
	Balance at March 31, 2016	Level 1	Level 2	Level 3
Assets:
Obligations of U.S. government-sponsored entities and agencies	$13,497	$—	$13,497	$—
Obligations of states and political subdivisions	53,534	—	53,534	—
Mortgage-backed securities – residential	61,462	—	61,462	—
Mortgage-backed securities – commercial	1,514	—	1,514	—
Collateralized mortgage obligations - residential	4,665	—	4,665	—
Pooled trust preferred security	455	—	455	—

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

There were no transfers between Level 1 and Level 2 during the three or nine month periods ended March 31, 2016 or 2015.

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

Financial assets and financial liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at March 31, 2016 Using
	Balance at March 31, 2016	Level 1	Level 2	Level 3
Impaired loans:
Commercial Real Estate - Other	$1,954	$—	$—	$1,954
1-4 Family residential real estate
Non-owner occupied	336	—	—	336

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

		Fair Value Measurements at June 30, 2015 Using
	Balance at June 30, 2015	Level 1	Level 2	Level 3
Impaired loans:
Commercial Real Estate - Other	$1,983	$—	$—	$1,983

Impaired loans included in the tables above are measured for impairment using the fair value of the collateral and had a carrying amount of $2,290, with no valuation allowance at March 31, 2016. The resulting impact to the provision for loan losses was an increase of $123 being recorded for the nine month period ended March 31, 2016. As of June 30, 2015, the carrying amount of impaired loans was $1,983 with no valuation allowance. There was no provision for loan loss recorded related to impaired loans measured at fair value for the three month periods ended March 31, 2016 or 2015, or the nine month period ended March 31, 2015.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2016:

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

The following table shows the estimated fair values of financial instruments that are reported at amortized cost in the Corporation’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	March 31, 2016		June 30, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Level 1 inputs:
Cash and cash equivalents	$14,138	$14,138	$10,544	$10,544
Level 2 inputs:
Certificates of deposits in other financial institutions	5,170	5,172	4,470	4,456
Loans held for sale	746	761	462	468
Accrued interest receivable	1,338	1,338	1,035	1,035
Level 3 inputs:
Securities held-to-maturity	3,530	3,651	3,655	3,722
Loans, net	243,531	243,762	226,087	226,915
Financial Liabilities:
Level 2 inputs:
Demand and savings deposits	280,770	280,770	266,635	266,635
Time deposits	65,539	64,646	66,361	66,498
Short-term borrowings	24,573	24,573	19,838	19,838
Federal Home Loan Bank advances	7,696	7,893	6,240	6,537
Accrued interest payable	42	42	41	41

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

Time deposits: Fair value of fixed-maturity certificates of deposit was estimated using the rates offered at March 31, 2016 and June 30, 2015, for deposits of similar remaining maturities. Estimated fair value does not include the benefit that results from low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market resulting in a Level 2 classification.

Federal Home Loan Bank advances: Fair value of Federal Home Loan Bank advances was estimated using current rates at March 31, 2016 and June 30, 2015 for similar financing resulting in a Level 2 classification.

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

Note 5 – Earnings Per Share

Basic earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period and is equal to net income divided by the weighted average number of shares outstanding during the period.  Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares that may be issued upon the vesting of restricted stock awards.  There were no equity instruments that were anti-dilutive for the three or nine month periods ended March 31, 2016 and 2015. The following table details the calculation of basic and diluted earnings per share:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2016	2015	2016	2015
Basic:
Net income available to common shareholders	$708	$632	$2,074	$2,196
Weighted average common shares outstanding	2,725,543	2,728,083	2,724,992	2,728,545
Basic income per share	$0.26	$0.23	$0.76	$0.80

Diluted:
Net income available to common shareholders	$708	$632	$2,074	$2,196
Weighted average common shares outstanding	2,725,543	2,728,083	2,724,992	2,728,545
Dilutive effect of restricted stock	83	217	137	302
Total common shares and dilutive potential common shares	2,725,626	2,728,300	2,725,129	2,728,847
Dilutive income per share	$0.26	$0.23	$0.76	$0.80

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 6 –Accumulated Other Comprehensive Income

The components of other comprehensive income related to unrealized gains and losses on available-for-sale securities for the three and nine month periods ended March 31, 2016 and 2015, were as follows:

	Pretax	Tax Effect	After-tax	Affected Line Item in Consolidated Statements of Income
Balance as of December 31, 2015	$1,731	$(589)	$1,142
Unrealized holding loss on available-for-sale securities arising during the period	1,288	(438)	850
Amounts reclassified from accumulated other comprehensive income	(87)	30	(57)	(a)(b)
Net current period other comprehensive income	1,201	(408)	793
Balance as of March 31, 2016	$2,932	$(997)	$1,935

Balance as of December 31, 2014	$2,262	$(769)	$1,493
Unrealized holding gain on available-for-sale securities arising during the period	526	(180)	346
Amounts reclassified from accumulated other comprehensive income	4	(1)	3	(a)(b)
Net current period other comprehensive income	530	(181)	349
Balance as of March 31, 2015	$2,792	$(950)	$1,842

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

	Pretax	Tax Effect	After-tax	Affected Line Item in Consolidated Statements of Income
Balance as of June 30, 2015	$1,363	$(464)	$899
Unrealized holding gain on available-for-sale securities arising during the period	1,691	(574)	1,117
Amounts reclassified from accumulated other comprehensive income	(122)	41	(81)	(a)(b)
Net current period other comprehensive income	1,569	(533)	1,036
Balance as of March 31, 2016	$2,932	$(997)	$1,935

Balance as of June 30, 2014	$1,944	$(661)	$1,283
Unrealized holding gain on available-for-sale securities arising during the period	966	(328)	638
Amounts reclassified from accumulated other comprehensive income	(118)	39	(79)	(a)(b)
Net current period other comprehensive income	848	(289)	559
Balance as of March 31, 2015	$2,792	$(950)	$1,842

(a) Securities gains, net

(b) Income tax expense

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share data)

General

The following is management’s analysis of the Corporation’s results of operations for the three and nine month periods ended March 31, 2016, compared to the same periods in 2015, and the consolidated balance sheet at March 31, 2016, compared to June 30, 2015. This discussion is designed to provide a more comprehensive review of the operating results and financial condition than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

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

Results of Operations

Three and Nine Months Ended March 31, 2016 and March 31, 2015

In the third quarter of fiscal year 2016, net income was $708, or $0.26 per common share, or an increase of $76, or 12.0%, from the same prior year period. The following are key highlights of our results of operations for the three months ending March 31, 2016:

•	net interest income increased to $3,449, or by 4.5%, in the third quarter of fiscal year 2016 from the same prior year period;
•	loan loss provision expense in the third quarter of fiscal year 2016 totaled $130 compared to $90 in the same prior year period;
•	non-interest income increased by $88 primarily as a result of an increase in security gains from the same prior year period; and
•	non-interest expenses increased by $91, or 2.9%, in the third quarter of fiscal year 2016 compared to the same prior year period principally as a result of higher occupancy and equipment and salaries and employee benefit expenses.

In the first nine months of fiscal year 2016, net income was $2,074, or $0.76 per common share, compared with $2,196, or $0.80 per common share, in the prior year period. The following are key highlights of our results of operations for the nine months ending March 31, 2016:

•	net interest income increased by $342, or 3.4%, in the first nine months of fiscal year 2016 from the same prior year period;
•	loan loss provision expense in the first nine months of fiscal year 2016 totaled $414 compared to $214 in the same prior year period;
•	non-interest income decreased by $39 in the first nine months of fiscal year 2016 from the same prior year period mainly as a result of a $33 decrease from the gains on sale of mortgage loans and a $22 decrease from the gains on sale of other real estate owned; and
•	non-interest expenses increased by $301, or 3.3%, in the first nine months of fiscal year 2016 principally as a result of higher salary and employee benefit expenses and professional fees.

Return on average equity and return on average assets were 6.47% and 0.66%, respectively, for the first nine months of fiscal year 2016 compared to 7.11% and 0.75%, respectively, for the same prior year period.

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

The Corporation’s net interest margin was 3.73% for the three month period ended March 31, 2016, compared with 3.79% for the same period in 2015. FTE net interest income for the three months ended March 31, 2016 increased by $158, or 4.5%, to $3,635 from $3,477 for the same year ago period. The increase in net interest income was primarily the result of an increase in average interest-earning assets.

FTE interest income for the three months ended March 31, 2016 increased by $148, or 4.0%, from the same year ago period. An increase of $18,632, or 5.0%, in average interest-earning assets from the same prior year period offset the impact the low interest rate environment has had on the yield of average interest-earning assets. Interest expense for the three months ended March 31, 2016 decreased by $10, or 4.3%, from the same year ago period. The Corporation’s cost of funds decreased to 0.32% for the three month period ended March 31, 2016 from 0.35% for the same year ago period.

The Corporation’s net interest margin was 3.70% for the nine month period ended March 31, 2016, compared with 3.79% for the same period in 2015. FTE net interest income for the nine months ended March 31, 2016 increased by $353, or 3.4%, to $10,831 from $10,478 for the same year ago period. The increase in net interest income was primarily the result of an increase in average interest-earning assets.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

FTE interest income for the nine months ended March 31, 2016 increased by $309, or 2.8%, from the same year ago period. An increase of $20,105, or 5.4%, in average interest-earning assets from the same prior year period offset the impact the low interest rate environment has had on the yield of average interest-earning assets. Interest expense for the nine months ended March 31, 2016 decreased by $44, or 6.2%, from the same year ago period. The Corporation’s cost of funds decreased to 0.32% for the three month period ended March 31, 2016 from 0.36% for the same year ago period.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Average Balance Sheets and Analysis of Net Interest Income for the Three Months Ended March 31 (In thousands, except percentages)

	2016			2015
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Taxable securities	$82,839	$485	2.38%	$85,195	$470	2.28%
Nontaxable securities (1)	56,172	530	3.89	48,915	496	4.21
Loans receivable (1)	243,692	2,813	4.63	230,873	2,725	4.79
Interest bearing deposits and federal funds sold	10,437	30	1.15	9,525	19	0.81
Total interest-earning assets	393,140	3,858	3.96%	374,508	3,710	4.05%

Noninterest-earning assets	27,003			22,450

Total Assets	$420,143			$396,958

Interest-bearing liabilities:
NOW	$46,405	$17	0.15%	$45,127	$16	0.14%
Savings	136,148	30	0.09	131,775	28	0.09
Time deposits	65,689	119	0.73	67,963	137	0.82
Short-term borrowings	20,233	9	0.18	16,152	7	0.18
FHLB advances	10,237	48	1.88	8,742	45	2.09
Total interest-bearing liabilities	278,712	223	0.32%	269,759	233	0.35%

Noninterest-bearing liabilities:
Noninterest-bearing checking accounts	94,740			82,173
Other liabilities	3,369			3,249
Total liabilities	376,821			355,181
Shareholders’ equity	43,322			41,777

Total liabilities and shareholders’ equity	$420,143			$396,958

Net interest income, interest rate spread (1)		$3,635	3.64%		$3,477	3.70%

Net interest margin (net interest as a percent of average interest-earning assets) (1)			3.73%			3.79%

Federal tax exemption on non-taxable securities and loans included in interest income		$186			$176

Average interest-earning assets to interest-bearing liabilities	141.06%			138.83%

(1) calculated on a fully taxable equivalent basis

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Average Balance Sheets and Analysis of Net Interest Income for the Nine Months Ended March 31 (In thousands, except percentages)

	2016			2015
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Taxable securities	$86,095	$1,430	2.23%	$85,034	$1,429	2.27%
Nontaxable securities (1)	55,065	1,575	3.86	48,555	1,534	4.30
Loans receivable (1)	237,668	8,413	4.70	226,965	8,178	4.80
Interest bearing deposits and federal funds sold	11,528	84	0.97	9,697	52	0.71
Total interest-earning assets	390,356	11,502	3.93%	370,251	11,193	4.05%

Noninterest-earning assets	26,689			21,379

Total Assets	$417,045			$391,630

Interest-bearing liabilities:
NOW	$47,160	$52	0.15%	$46,015	$54	0.16%
Savings	136,154	90	0.09	127,874	79	0.08
Time deposits	65,296	371	0.75	68,960	420	0.81
Short-term borrowings	20,629	27	0.17	17,466	22	0.17
FHLB advances	7,433	131	2.34	7,401	140	2.52
Total interest-bearing liabilities	276,672	671	0.32%	267,716	715	0.36%

Noninterest-bearing liabilities:
Noninterest-bearing checking accounts	94,400			79,653
Other liabilities	3,336			3,098
Total liabilities	374,408			350,467
Shareholders’ equity	42,637			41,163

Total liabilities and shareholders’ equity	$417,045			$391,630

Net interest income, interest rate spread (1)		$10,831	3.61%		$10,478	3.69%

Net interest margin (net interest as a percent of average interest-earning assets) (1)			3.70%			3.79%

Federal tax exemption on non-taxable securities and loans included in interest income		$552			$541

Average interest-earning assets to interest-bearing liabilities	141.09%			138.30%

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Provision for Loan Losses

The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management's assessment of the estimated probable incurred credit losses in the Bank’s loan portfolio that have been incurred at each balance sheet date. For the three month period ended March 31, 2016, the provision for loan losses was $130 compared to $90 for the same prior year period. For the nine month period ended March 31, 2016, the provision for loan losses was $414 compared to $214 for the same prior year period.

For the nine month period ended March 31, 2016, net charge-offs totaled $183, or an annualized net charge-off to total loan ratio of 0.10%, compared with $194, or 0.11% of total loans, for the same period last year. The provision for loan losses and net charge-offs for the nine month period ended March 31, 2016 were impacted by a loan secured by 1-4 family non-owner occupied residential real estate properties that defaulted and was subsequently adjusted by $120 to the current appraised value. The allowance for loan losses as a percentage of loans was 1.08% at March 31, 2016 and 1.05% at June 30, 2015.

The provision for loan losses for the period ending March 31, 2016 was considered sufficient by management for maintaining an appropriate allowance for probable incurred credit losses.

Non-Interest Income

Non-interest income increased by $88 for the third quarter of fiscal year 2016 from the same period last year. In the third quarter of fiscal year 2016, an $87 net gain was recognized from the sale of securities compared with a $4 net loss in the same prior year period.

Non-interest income decreased by $39 for the first nine months of fiscal year 2016 from the same period last year. Other non-interest income declined by $61 during the third quarter of fiscal year 2016 primarily as a result of declines in gains from the sale of mortgage loans and alternative investment income. Also, in the third quarter of the prior fiscal year period a $22 gain was recognized from the sale of other real estate acquired through loan foreclosure. These declines were partially offset by a $25, or 3.7%, increase in debit card interchange income from the same prior year period.

Non-Interest Expenses

Total non-interest expenses increased to $3,191, or by 2.9%, during the third quarter of fiscal year 2016, compared with $3,100 during the same year ago period. Occupancy and equipment expenses increased by $67, or 17.3%, during the third quarter of fiscal year 2016 from the same period last year primarily as a result of an increase in building, furniture and equipment depreciation expense since the new branch and corporate office facility in Minerva, Ohio was completed during the third fiscal quarter of 2016.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Total non-interest expenses increased to $9,534, or by 3.3%, during the first nine months of fiscal year 2016, compared with $9,233 during the same year ago period. Salaries and employee benefit expenses increased by $107 or 2.1%, during the first nine months of fiscal year 2016 from the same period last year primarily as a result of higher salary expenses within the human resources and lending areas. Salary expense increased within lending with the addition of business development officers in the Stow and Wooster, Ohio loan production offices.

Income Taxes

Income tax expense for the three month period ended March 31, 2016 increased by $29, to $156 compared to a year ago. The effective tax rate was 18.1% for the current quarter as compared to 16.7% for the same period last year.

Income tax expense for the first nine months ended March 31, 2016 decreased by $76, to $450 from $526, compared to a year ago. The effective tax rate was 17.8% for the current period as compared to 19.3% for the same period last year.

The effective tax rate differed from the federal statutory rate principally as a result of tax-exempt income from obligations of states and political subdivisions, loans and earnings on bank owned life insurance.

Financial Condition

Total assets at March 31, 2016 were $425,873 compared to $403,967 at June 30, 2015, an increase of $21,906, or an annualized 7.2%.

Total loans increased by $17,675, or an annualized 10.3%, from $228,519 at June 30, 2015 to $246,194 at March 31, 2016. The growth in loans was primarily attributed to the investments in two newer loan production offices in the Stow and Wooster, Ohio markets as well as additions in commercial loan staff. The loan growth was primarily funded by an increase of $13,313, or an annualized 5.3%, in total deposits.

Non-Performing Assets

The following table presents the aggregate amounts of non-performing assets and respective ratios as of the dates indicated.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

	March 31, 2016	June 30, 2015	March 31, 2015
Non-accrual loans	$3,343	$2,269	$628
Loans past due over 90 days and still accruing	6	—	20
Total non-performing loans	3,349	2,269	648
Other real estate owned	38	—	54
Total non-performing assets	$3,387	$2,269	$702

Non-performing loans to total loans	1.38%	0.99%	0.28%
Allowance for loan losses to total non-performing loans	79.52%	107.18%	374.23%

Non-performing loans increased from June 30, 2015 primarily as a result of placing a commercial credit with a recorded investment of $641 and a 1-4 family non-owner occupied credit with a recorded investment of $336 on non-accrual. The commercial credit is primarily secured by an owner-occupied commercial real estate property and two multi-family real estate properties.

As of March 31, 2016, impaired loans totaled $4,269, of which $3,336 are included in non-accrual loans. Commercial and commercial real estate loans are classified as impaired if management determines that full collection of principal and interest, in accordance with the terms of the loan documents, is not probable. Impaired loans and non-performing loans have been considered in management’s analysis of the appropriateness of the allowance for loan losses. Management and the Board of Directors are closely monitoring these loans and believe that the prospects for recovery of principal and interest, less identified specific reserves, are favorable.

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

(Dollars in thousands, except per share data)

Net cash inflow from operating activities for the nine month period ended March 31, 2016 was $3,262, net cash outflows from investing activities was $18,189 and net cash inflows from financing activities was $18,521. A major source of cash was $22,629 from sales, maturities, calls or principal pay downs on available-for-sale securities, a $13,313 increase in deposits and a net increase of $1,456 in Federal Home Loan Bank (FHLB) advances. A major use of cash included the $19,737 purchase of securities and $18,153 increase in loans. Total cash and cash equivalents was $14,138 as of March 31, 2016 compared to $10,544 at June 30, 2015 and $15,911 at March 31, 2015.

The Bank offers several types of deposit products to its customers. The rates offered by the Bank and the fees charged for them are competitive with others currently available in the market area. Deposits totaled $346,309 at March 31, 2016 compared with $332,996 at June 30, 2015.

To provide an additional source of liquidity, the Corporation has entered into an agreement with the FHLB of Cincinnati. At March 31, 2016, advances from the FHLB of Cincinnati totaled $7,696 as compared with $6,240 at June 30, 2015. As of March 31, 2016, the Bank had the ability to borrow an additional $12,430 from the FHLB of Cincinnati based on a blanket pledge of qualifying first mortgage loans. The Corporation considers the FHLB of Cincinnati to be a reliable source of liquidity funding, secondary to its deposit base.

Short-term borrowings consisted of repurchase agreements, which is a financing arrangement that matures daily, and federal funds purchased from correspondent banks. The Bank pledges securities as collateral for the repurchase agreements. Short-term borrowings increased to $24,573 at March 31, 2016 from $19,838 at June 30, 2015.

Jumbo time deposits (those with balances of $100 and over) totaled $27,045 at March 31, 2016 and $26,862 at June 30, 2015. These deposits are monitored closely by the Corporation and are mainly priced on an individual basis. When these deposits are from a municipality, certain bank-owned securities are pledged to guarantee the safety of these public fund deposits as required by Ohio law. The Corporation has the option to use a fee-paid broker to obtain deposits from outside its normal service area as an additional source of funding. The Corporation, however, does not rely upon these deposits as a primary source of funding. The Corporation had brokered deposits totaling $1,000 as of March 31, 2016 and there were no brokered deposits as of June 30, 2015. Although management monitors interest rates on an ongoing basis, a quarterly rate sensitivity report is used to determine the effect of interest rate changes on the financial statements. In the opinion of management, enough assets or liabilities could be repriced over the near term (up to three years) to compensate for such changes. The spread on interest rates, or the difference between the average earning assets and the average interest-bearing liabilities, is monitored quarterly.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Capital Resources

Total shareholders’ equity increased by $2,127 to $43,593 as of March 31, 2016 from $41,466 as of June 30, 2015. The increase was primarily the result of $2,074 in net income during the first nine months of the 2016 fiscal year and a net increase of $1,036 in accumulated other comprehensive income from unrealized gains on available-for-sale securities. These increases were partially offset by cash dividends of $983 that were paid during the first nine months of the 2016 fiscal year.

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

On January 1, 2015, rules to implement Basel III capital requirements became effective for community banks. The March 31, 2016 regulatory capital ratios were prepared under the Basel III capital requirements. The Bank’s leverage, common equity tier 1 capital and total capital ratios as of March 31, 2016 were 9.5%, 14.0% and 14.9%, respectively. This compares to leverage, common equity tier 1 capital and risk-based capital ratios of 9.5%, 14.4% and 15.3%, respectively, as of June 30, 2015. The Bank exceeded minimum regulatory capital requirements to be considered well-capitalized for both periods. Management is not aware of any matters occurring subsequent to March 31, 2016 that would cause the Bank’s capital category to change.

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

CONSUMERS BANCORP, INC.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by the report, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15e. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2016.

Changes in Internal Controls Over Financial Reporting

There have not been any changes in the Corporation’s internal control over financial reporting that occurred during the Corporation’s last quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

CONSUMERS BANCORP, INC.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

None

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not Applicable

Item 5 – Other Information

None

Item 6 – Exhibits

Exhibit
Number	Description
Exhibit 11	Statement regarding Computation of Per Share Earnings (included in Note 5 to the Consolidated Financial Statements).

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Exhibit 101	The following materials from Consumers Bancorp, Inc.’s Form 10-Q Report for the quarterly period ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language) include: (1) Unaudited Consolidated Balance Sheets, (2) Unaudited Consolidated Statements of Income, (3) Unaudited Consolidated Statements of Comprehensive Income, (4) Unaudited Consolidated Statement of Changes in Shareholders’ Equity, (5) Unaudited Condensed Consolidated Statements of Cash Flows, and (6) the Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMERS BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSUMERS BANCORP, INC.
(Registrant)

Date: May 16, 2016	/s/ Ralph J. Lober
Ralph J. Lober, II
President & Chief Executive Officer
(principal executive officer)

Date: May 16, 2016	/s/ Renee K. Wood
Renee K. Wood
Chief Financial Officer & Treasurer
(principal financial officer)

