Form 10-K
period 2016-06-30
CONSUMERS BANCORP INC /OH/
filed 2016-09-22
CIK 1006830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2016

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

 Large accelerated filer☐             Accelerated filer☐             Non-accelerated filer☐                         Smaller reporting company  ☒

 (Do not check if small reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Based on the closing sales price on December 31, 2015, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $34,089,755.

The number of shares outstanding of the Registrant’s common stock, without par value was 2,727,322 at September 14, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Certain specifically designated portions of Consumers Bancorp, Inc.’s definitive Proxy Statement dated September 22, 2016 for its 2016 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

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

The OCC and the FDIC may take various corrective actions against any undercapitalized bank and any bank that fails to submit an acceptable capital restoration plan or fails to implement a plan accepted by the OCC or the FDIC.  These powers include, but are not limited to, requiring the institution to be recapitalized, prohibiting asset growth, restricting interest rates paid, requiring prior approval of capital distributions by any bank holding company that controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring new election of directors, and requiring the dismissal of directors and officers. The OCC’s final supervisory judgment concerning an institution’s capital adequacy could differ significantly from the conclusions that might be derived from the absolute level of an institution’s risk-based capital ratios. Therefore, institutions generally are expected to maintain risk-based capital ratios that exceed the minimum ratios. At June 30, 2016, the Bank exceeded minimum regulatory capital requirements to be considered well-capitalized.

Dodd-Frank Wall Street Reform and Consumer Protection Act: The Dodd-Frank Act created many new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions. The Dodd-Frank Act centralized responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau (CFPB), and giving it responsibility for implementing, examining and enforcing compliance with federal consumer protection laws. The CFPB has examination and enforcement authority over all banks with more than $10 billion in assets, as well as their affiliates. Although the CFPB does not have direct supervisory authority over banks with less than $10 billion in assets, the CFPB has broad rulemaking authority for a wide range of consumer financial laws that apply to all banks, including, among other things, the authority to prohibit “unfair, deceptive or abusive” acts and practices. Abusive acts or practices are defined as those that materially interfere with a consumer’s ability to understand a term or condition of a consumer financial product or service or take unreasonable advantage of a consumer’s (i) lack of financial savvy, (ii) inability to protect himself in the selection or use of consumer financial products or services, or (iii) reasonable reliance on a covered entity to act in the consumer’s interests. The Corporation is closely monitoring all relevant sections of the Dodd-Frank Act to ensure continued compliance with these regulatory requirements and assess their potential impact on our business.

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

Employees

As of June 30, 2016, the Bank employed 110 full-time and 18 part-time employees. None of the employees are represented by a collective bargaining group. Management considers its relations with employees to be good.

Statistical Disclosure

The following statistical information is included on the indicated pages of this Report:

Average Consolidated Balance Sheet And Net Interest Margin	9
Interest Rates and Interest Differential	10
Carrying Values Of Securities	12
Maturities And Weighted-Average Yield Of Securities	13
Loan Types	14
Selected Loan Maturities And Interest Sensitivity	14
Non-accrual, Past Due And Restructured Loans And Other Nonperforming Assets	15
Potential Problem Loans	15
Summary Of Loan Loss Experience	15
Allocation Of Allowance For Loan Losses	16
Average Amount And Average Rate Paid On Deposits	16
Time Deposits Of $100 Thousand Or More	16
Short-Term Borrowings	16 and 41
Selected Consolidated Financial Data	7

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

The Bank considers its physical properties to be in good operating condition and suitable for the purposes for which they are being used. In management’s opinion, all properties owned and operated by the Bank are adequately insured.

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

ITEM 4—MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation had 2,727,322 common shares outstanding on June 30, 2016 with 756 shareholders of record and an estimated 341 additional beneficial holders whose stock was held in nominee name. Attention is directed to Item 12 in this Form 10-K for information regarding the Corporation’s equity incentive plans, which information is incorporated herein by reference.

The common shares of Consumers Bancorp, Inc. are traded on the over-the-counter bulletin board. The following quoted market prices reflect inter-dealer prices, without adjustments for retail markups, markdowns, or commissions and may not represent actual transactions. The market prices represent highs and lows reported during the quarterly period.

Quarter Ended	September 30, 2015	December 31, 2015	March 31, 2016	June 30, 2016
High	$18.25	$18.50	$18.45	$17.25
Low	17.15	17.27	16.10	15.67
Cash dividends paid per share	0.12	0.12	0.12	0.12

Quarter Ended	September 30, 2014	December 31, 2014	March 31, 2015	June 30, 2015
High	$19.75	$19.00	$18.74	$18.75
Low	18.25	17.45	17.41	17.51
Cash dividends paid per share	0.12	0.12	0.12	0.12

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

There were no repurchases of the Corporation’s securities during the 2016 fiscal year.

ITEM 6—SELECTED FINANCIAL DATA

Not applicable for Smaller Reporting Companies.

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share data)

General

The following is management’s analysis of the Corporation’s financial condition and results of operations as of and for the years ended June 30, 2016 and 2015. This discussion is designed to provide a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

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

Comparison of Results of Operations for the Years Ended June 30, 2016 and June 30, 2015

Net Income. Net income was $2,147 for fiscal year 2016 compared with $2,958 for fiscal year 2015. The following key factors summarize our results of operations for the year ended June 30, 2016:

●

loan loss provision expense in fiscal year 2016 totaled $1,498 compared with $430 in 2015, primarily as a result of recording a specific valuation allowance of $750 related to one commercial real estate credit;

●	net interest income increased by $297, or 2.2%, in fiscal year 2016 from the same prior year period;

●	total other income increased by $14, or 0.5% in fiscal year 2016; and

●	total other expenses increased by $493, or 4.0% in fiscal year 2016, primarily as a result of an increase in occupancy and equipment expenses and salary and employee benefits.

Return on average equity and return on average assets were 5.00% and 0.51%, respectively, for the 2016 fiscal year-to-date period compared with 7.15% and 0.75%, respectively, for the same period last year.

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

Net Interest Income Year ended June 30,	2016	2015
Net interest income	$13,705	$13,408
Taxable equivalent adjustments to net interest	738	719
Net interest income, fully taxable equivalent	$14,443	$14,127
Net interest margin	3.49%	3.59%
Taxable equivalent adjustment	0.20	0.22
Net interest margin, fully taxable equivalent	3.69%	3.81%

FTE net interest income for the 2016 fiscal year was $14,443, an increase of $316, or 2.2%, from $14,127 in the 2015 fiscal year. The Corporation’s tax equivalent net interest margin for the year ended June 30, 2016 was 3.69%, a decrease of 12 basis points from 2015. FTE interest income for the 2016 fiscal year was $15,345, an increase of $269, or 1.8%, from $15,076 in the 2015 fiscal year. An increase of $19,812, or 5.3%, in average interest-earning assets more than offset the impact the low interest rate environment has had on the yield of average interest-earning assets. Interest expense for the 2016 fiscal year was $902, a decrease of $47, or 5.0%, from $949 in the 2015 fiscal year. This decrease was mainly the result of an increase in lower costing interest bearing demand and savings deposit products as depositors shifted funds from time deposits. The Corporation offers an interest bearing demand checking account product that pays a higher rate of interest to customers who meet certain qualifications, with one of the main qualifications being the frequent use of a debit card. As a result, the average rate paid on the interest bearing demand checking account product was 0.14% and 0.15% for the 2016 and 2015 periods, respectively.

Average Balance Sheet and Net Interest Margin

	2016			2015
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest earning assets:
Taxable securities	$85,456	$1,880	2.23%	$85,654	$1,887	2.24%
Nontaxable Securities (1)	55,656	2,106	3.86	49,456	2,042	4.21
Loans receivable (1)	240,630	11,242	4.67	228,004	11,074	4.86
Interest bearing deposits and federal funds sold	11,507	117	1.02	10,323	73	0.71
Total interest earning assets	393,249	15,345	3.93%	373,437	15,076	4.06%
Non-interest earning assets	26,943			22,225
Total assets	$420,192			$395,662
Interest bearing liabilities:
Interest bearing demand	$47,643	$69	0.14%	$46,003	$71	0.15%
Savings	136,442	122	0.09	130,152	110	0.08
Time deposits	65,225	488	0.75	68,537	555	0.81
Short-term borrowings	21,196	39	0.18	18,281	31	0.17
FHLB advances	7,818	184	2.35	7,141	182	2.55
Total interest bearing liabilities	278,324	902	0.32%	270,114	949	0.35%
Non-interest bearing liabilities	98,913			84,155
Total liabilities	377,237			354,269
Shareholders’ equity	42,955			41,393
Total liabilities and shareholders’ equity	$420,192			$395,662

Net interest income, interest rate spread (1)		$14,443	3.61%		$14,127	3.71%

Net interest margin (net interest as a percent of average interest earning assets) (1)			3.69%			3.81%

Federal tax exemption on non-taxable securities and loans included in interest income		$738			$719

Average interest earning assets to interest bearing liabilities			141.29%			138.25%

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

INTEREST RATES AND INTEREST DIFFERENTIAL

	2016 Compared to 2015 Increase / (Decrease)			2015 Compared to 2014 Increase / (Decrease)
	Total Change	Change due to Volume	Change due to Rate	Total Change	Change due to Volume	Change due to Rate
	(In thousands)
Interest earning assets:
Taxable securities	$(7)	$(2)	$(5)	$281	$194	$87
Nontaxable securities (1)	64	242	(178)	10	164	(154)
Loans receivable (2)	168	599	(431)	387	509	(122)
Federal funds sold	44	9	35	26	7	19
Total interest income	269	848	(579)	704	874	(170)

Interest bearing liabilities:
Interest bearing demand	(2)	2	(4)	(11)	11	(22)
Savings deposits	12	5	7	18	10	8
Time deposits	(67)	(26)	(41)	(54)	(49)	(5)
Short-term borrowings	8	5	3	5	4	1
FHLB advances	2	17	(15)	(4)	19	(23)
Total interest expense	(47)	3	(50)	(46)	(5)	(41)
Net interest income	$316	$845	$(529)	$750	$879	$(129)

(1)	Nontaxable income is adjusted to a fully tax equivalent basis utilizing a 34% tax rate.
(2)	Non-accrual loan balances are included for purposes of computing the rate and volume effects although interest on these balances has been excluded.

Provision for Loan Losses. The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable credit losses in the Corporation’s loan portfolio that have been incurred at each balance sheet date. The provision for loan losses was $1,498 in fiscal year 2016 compared to $430 in fiscal year 2015. The provision for loan losses increased compared to the prior year primarily as a result of recording a specific valuation allowance of $750 related to one commercial real estate credit. The collateral securing the $1,950 commercial real estate credit is in the process of being liquidated and the bid indications that have been received were below the recorded investment in this credit. The Bank is currently pursuing all legal avenues against the borrowers and expects it may result in a recovery of a portion of the loss in future periods.

For the 2016 fiscal year, net charge-offs were $364, or 0.14% of average total loans compared with $403, or 0.18% of average total loans, for the same period last year. Net charge-offs for the 2016 fiscal year were primarily isolated to one credit within the 1-4 family non-owner occupied residential real estate portfolio. The allowance for loan losses as a percentage of loans was 1.39% at June 30, 2016 and 1.06% at June 30, 2015.

Non-performing loans were $6,034 as of June 30, 2016 and represented 2.35% of total loans. This compared with $2,269, or 0.99% of total loans, at June 30, 2015. Non-performing loans as of June 30, 2016 includes two commercial credits with a total recorded investment of $4,466. One of the commercial credits had a recorded investment of $2,516 and is well secured and the borrower is in the process of restructuring which is expected to result in the Bank receiving payment. The other credit had a recorded investment of $1,950 and is secured by two owner-occupied commercial real estate properties and a residential real estate property. As mentioned in the preceding paragraph, the collateral securing this credit is in the process of being liquidated which is expected to result in the Bank receiving payment in the amount recorded investment less the specific valuation allowance. Non-performing loans have been considered in management’s analysis of the appropriateness of the allowance for loan losses. Management and the Board of Directors closely monitor these loans and believe the prospect for recovery of principal, less identified specific reserves, are favorable.

Other Income. Total other income was $2,988 for the 2016 fiscal year, compared to $2,974 for the same period last year.

Service charges on deposit accounts increased by $40, or 3.3%, in 2016 to $1,269 from $1,229 in the previous fiscal year. This change was primarily the result of an increase in overdraft fee income and an increase in business checking account service charges.

Debit card interchange income increased by $32, or 3.5% in 2016 to $948 from $916 in the previous fiscal year primarily as a result of an increase in volume from debit card usage by our customers.

Gain on sale of mortgage loans decreased by $45 from the same period last year primarily as a result of staff turnover.

Other non-interest income declined by $37 during the 2016 fiscal year primarily as a result of a reduction in securities brokerage income since moving to an outsourced environment. A partnership with a third-party provider of investment products and services has resulted in a decline in non-interest expenses that has more than off-set this decline in revenue.

Other Expenses. Total other expenses were $12,769 for the year ended June 30, 2016; an increase of $493, or 4.0%, from $12,276 for the year ended June 30, 2015.

Salaries and employee benefit expenses increased $102, or 1.5%, during the fiscal year ended June 30, 2016 mainly due to normal merit increases that went into effect on October 1, 2015 and the addition of lending staff in the new Stow and Wooster, Ohio loan production offices. These increases were partially offset by higher deferral of direct loan costs due to the increase in loan volume.

Occupancy and equipment expenses increased by $156, or 10.7%, during the fiscal year ended June 30, 2016 primarily as a result of expenses associated with the new main branch office and corporate facility in Minerva, Ohio that was completed during the third fiscal quarter of 2016 and additional lease expense associated with the new Stow and Wooster, Ohio loan production offices.

Federal Deposit Insurance Corporation assessments increased by $42, to $268 during the 2016 fiscal year from the same period last year primarily as a result of an increase in the risk-based assessment rate combined with an increase in the assessment base due to the growth within the Bank.

Marketing and advertising expenses increased by $54, to $302 during the 2016 fiscal year from the same period last year primarily as a result of additional advertising associated with lending.

Loan and collection expenses increased by $72, to $197 during the 2016 fiscal year from the same period last year primarily as a result of an increase in repo and collection expenses.

Income Tax Expense. The provision for income taxes totaled $279 and $718 for the years ended June 30, 2016 and 2015, respectively. The effective tax rates were 11.5% and 19.5%, respectively. The effective tax rate differed from the federal statutory rate principally as a result of tax-exempt income from obligations of states and political subdivisions, loans and earnings on bank owned life insurance.

Financial Condition

Total assets at June 30, 2016 were $430,390 compared to $403,967 at June 30, 2015, an increase of $26,423, or 6.5%. The growth in total assets was mainly attributed to an increase of $27,759, or 12.1%, in total loans. This growth was primarily funded by an increase of $13,652, or 4.1%, in total deposits.

Securities. Total securities declined by $3,936 to $136,863 at June 30, 2016 since some securities were sold to fund the growth in the loan portfolio. As of June 30, 2016, there were $133,369 securities classified as available-for-sale and there were $3,494 securities classified as held-to-maturity. The securities portfolio is mainly comprised of residential mortgage-backed securities and collateralized mortgage obligations issued by Fannie Mae, Freddie Mac and Ginnie Mae, state and political subdivisions and obligations of government-sponsored enterprises.

The following table summarizes the amortized cost and fair value of available-for-sale securities at June 30, 2016 and 2015 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income or loss:

Available-for-sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2016
Obligations of U.S. government-sponsored entities and agencies	$9,682	$362	$—	$10,044
Obligations of state and political subdivisions	53,952	2,010	(8)	55,954
Mortgage-backed securities - residential	58,702	920	(26)	59,596
Mortgage-backed securities - commercial	1,485	41	—	1,526
Collateralized mortgage obligations	5,774	49	(3)	5,820
Pooled trust preferred security	153	276	—	429
Total available-for-sale securities	$129,748	$3,658	$(37)	$133,369

Available-for-sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2015
Obligations of U.S. government-sponsored entities and agencies	$16,411	$178	$(31)	$16,558
Obligations of state and political subdivisions	48,557	811	(405)	48,963
Mortgage-backed securities - residential	64,441	699	(226)	64,914
Mortgage-backed securities - commercial	1,485	1	—	1,486
Collateralized mortgage obligations	4,703	14	(34)	4,683
Pooled trust preferred security	184	356	—	540
Total available-for-sale securities	$135,781	$2,059	$(696)	$137,144

The following table summarizes the amortized cost and fair value of held-to-maturity securities at June 30, 2016 and 2015 and the corresponding gross unrecognized gains and losses:

Held-to-maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
June 30, 2016
Obligations of state and political subdivisions	$3,494	$125	$—	$3,619
Total held-to-maturity securities	$3,494	$125	$—	$3,619

Held-to-maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
June 30, 2015
Obligations of state and political subdivisions	$3,655	$67	$—	$3,722
Total held-to-maturity securities	$3,655	$67	$—	$3,722

The following tables summarize the amounts and distribution of the Corporation’s securities held and the weighted average yields as of June 30, 2016:

	Amortized Cost	Fair Value	Average Yield / Cost
Available-for-sale
Obligations of government sponsored entities:
3 months or less	$1,245	$1,320	3.16%
Over 3 months through 1 year	1,500	1,518	2.00
Over 1 year through 5 years	5,419	5,665	2.22
Over 5 years through 10 years	1,518	1,541	2.48
Total obligations of government sponsored entities	9,682	10,044	2.35

Obligations of state and political subdivisions:
3 months or less	592	593	3.54
Over 3 months through 1 year	2,569	2,609	4.59
Over 1 year through 5 years	9,183	9,529	3.81
Over 5 years through 10 years	23,758	24,715	3.73
Over 10 years	17,850	18,508	3.81
Total obligations of state and political subdivisions	53,952	55,954	3.81

Mortgage-backed securities - residential:
Over 3 months through 1 year	82	83	2.62
Over 1 year through 5 years	54,028	54,794	2.16
Over 5 years through 10 years	4,488	4,603	2.60
Over 10 years	104	116	5.64
Total mortgage-backed securities - residential	58,702	59,596	2.20

Mortgage-backed securities - commercial:
Over 1 year through 5 years	1,485	1,526	1.97
Total mortgage-backed securities – commercial	1,485	1,526	1.97

Collateralized mortgage obligations:
Over 3 months through 1 year	216	217	1.45
Over 1 year through 5 years	5,558	5,603	1.74
Total collateralized mortgage obligations	5,774	5,820	1.73

Pooled trust preferred security	153	429	30.98
Total available-for-sale securities	$129,748	$133,369	2.89%

	Amortized Cost	Fair Value	Average Yield / Cost
Held-to-maturity
Obligations of state and political subdivisions:
Over 5 years through 10 years	$2,820	$2,914	3.10%
Over 10 years	674	705	3.46
Total held-to-maturity securities	$3,494	$3,619	3.17%

The weighted average interest rates are based on coupon rates for securities purchased at par value and on effective yields considering amortization or accretion if the securities were purchased at a premium or discount. The weighted average yield on tax-exempt obligations has been calculated on a tax equivalent basis. Average yields are based on amortized cost balances. The effective yield on the pooled trust preferred security was 30.98% due to the other-than-temporary impairment charges taken in prior years along with principal and interest payments being received during the 2016 fiscal year.

At June 30, 2016, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies and corporations, with an aggregate book value which exceeds 10% of shareholders’ equity.

Loans. Loan receivables increased by $27,759 to $256,278 at June 30, 2016 compared to $228,519 at June 30, 2015. Loan demand increased, particularly in the commercial and commercial real estate segments, principally as a result of increased calling efforts within and around the surrounding markets of the Bank’s branch locations and the loan production offices.

Major classifications of loans, net of deferred loan fees and costs, were as follows as of June 30:

	2016	2015
Commercial	$43,156	$32,127
Commercial real estate:
Construction	7,755	1,267
Other	152,766	143,375
1-4 Family residential real estate:
Owner occupied	31,091	30,050
Non-owner occupied	14,438	14,518
Construction	1,269	234
Consumer loans	5,803	6,948
Total loans	$256,278	$228,519

The following is a schedule of contractual maturities and repayments of 1-4 family residential real estate construction, commercial and commercial real estate loans, as of June 30, 2016:

Due in one year or less	$10,835
Due after one year but within five years	24,135
Due after five years	169,976
Total	$204,946

The following is a schedule of fixed and variable rate 1-4 family residential real estate construction, commercial and commercial real estate loans due after one year (variable rate loans are those loans with floating or adjustable interest rates) as of June 30, 2016:

	Fixed Interest Rates	Variable Interest Rates
Total 1-4 family residential real estate construction, commercial and commercial real estate loans due after one year	$71,693	$122,418

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

Failure to receive principal and interest payments when due on any loan results in efforts to restore such loan to a current status. Loans are classified as non-accrual when, in the opinion of management, full collection of principal and accrued interest is not expected. The loans must be brought and kept current for six sustained payments before being considered for removal from non-accrual status. Commercial and commercial real estate loans are classified as impaired if management determines that full collection of principal and interest, in accordance with the terms of the loan documents, is not probable. If a loan is impaired, a portion of the allowance is allocated so the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected from the collateral. Loans are evaluated for impairment when payments are delayed, typically 90 days or more, or when it is probable that not all principal and interest amounts will be collected according to the original terms of the loan. As of June 30, 2016, impaired loans totaled $6,892, of which $6,034 are included in non-accrual loans. Continued unsuccessful collection efforts generally lead to initiation of foreclosure or other legal proceedings.

The following schedule summarizes non-accrual, past due, impaired and restructured loans for the years ended June 30:

	2016	2015
Non-accrual loans	$6,034	$2,269
Accruing loans past due 90 days or more	—	—
Total non-performing loans	$6,034	$2,269
Other real estate owned	—	—
Total non-performing assets	$6,034	$2,269
Impaired loans	$6,892	$3,401
Accruing restructured loans	$817	$1,335

The non-performing loans are either in the process of foreclosure or efforts are being made to work with the borrower to bring the loan current. Properties acquired by the Corporation as a result of foreclosure, or by deed in lieu of foreclosure, are classified as “other real estate owned” until such time as they are sold or otherwise disposed. As of June 30, 2016 and 2015, there were no properties classified as other real estate owned.

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

The following table summarizes the Corporation’s loan loss experience, and provides a breakdown of the charge-off, recovery and other activity for the years ended June 30:

	2016	2015
Allowance for loan losses at beginning of year	$2,432	$2,405
Loans charged off:
Commercial	—	17
Commercial real estate	4	313
1-4 Family residential real estate	311	43
Consumer loans	80	78
Total charge offs	395	451
Recoveries:
Commercial real estate	—	1
1-4 Family residential real estate	10	2
Consumer loans	21	45
Total recoveries	31	48
Net charge offs	364	403
Provision for loan losses charged to operations	1,498	430
Allowance for loan losses at end of year	$3,566	$2,432

The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios:

	Allocation of the Allowance for Loan Losses
	Allowance Amount	% of Loan Type to Total Loans	Allowance Amount	% of Loan Type to Total Loans
	June 30, 2016		June 30, 2015
Commercial	$505	16.8%	$316	14.0%
Commercial real estate loans	2,518	62.6	1,660	63.3
1-4 Family residential real estate	402	18.3	289	19.6
Consumer loans	141	2.3	167	3.1
Total	$3,566	100.0%	$2,432	100.0%

While management’s periodic analysis of the adequacy of the allowance for loan loss may allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-off that may occur.

Premises and Equipment. Net premises and equipment increased to $13,585 at June 30, 2016 compared with $11,605 at June 30, 2015 principally as a result of funds disbursed for the new facility that was constructed at the Minerva, Ohio location to replace the existing branch and corporate headquarters. The new facility was completed during the third quarter of the 2016 fiscal year.

Funding Sources. Total deposits increased by $13,652, or 4.1%, from $332,996 at June 30, 2015 to $346,648 at June 30, 2016. For the fiscal year ended June 30, 2016, non-interest bearing demand deposits increased by $11,573, or 13.4%, and interest bearing demand deposits increased by $3,490, or 7.7% from the same prior year period. The increases in non-interest and interest bearing demand deposits is primarily from business and public fund customer relationships as a result of the continued focus on attracting low cost core deposit account relationships.

The following is a schedule of average deposit amounts and average rates paid on each category for the periods included:

	Years Ended June 30,
	2016		2015
	Amount	Rate	Amount	Rate
Non-interest bearing demand deposit	$95,469	—	$80,971	—
Interest bearing demand deposit	47,643	0.14%	46,003	0.15%
Savings	136,442	0.09	130,152	0.08
Certificates and other time deposits	65,225	0.75	68,537	0.81
Total	$344,779	0.20%	$325,663	0.23%

The following table summarizes time deposits issued in amounts of $100 thousand or more as of June 30, 2016 by time remaining until maturity:

Maturing in:
Under 3 months	$3,147
Over 3 to 6 months	7,321
Over 6 to 12 months	5,914
Over 12 months	10,497
Total	$26,879

See Note 6—Short-Term Borrowings to the Consolidated Financial Statements, for information concerning short-term borrowings.

Capital Resources

Total shareholders’ equity increased by $2,327 from $41,466 at June 30, 2015 to $43,793 at June 30, 2016. The increase was primarily the result of net income of $2,147 for the current fiscal year and an after-tax increase of $1,490 in the unrealized gains on the mark-to-market of available-for-sale securities. These increases were partially offset by cash dividends paid of $1,310.

At June 30, 2016, management believes the Bank complied with all regulatory capital requirements. Based on the Bank’s computed regulatory capital ratios, the OCC has determined the Bank to be well capitalized under the Federal Deposit Insurance Act as of its latest exam date. The Bank’s actual and required capital amounts are disclosed in Note 10 of the Consolidated Financial Statements. Management is not aware of any matters occurring subsequent to that exam that would cause the Bank’s capital category to change.

Liquidity

Management considers the asset position of the Bank to be sufficiently liquid to meet normal operating needs and conditions. The Bank’s earning assets are divided primarily between loans and available-for-sale securities, with any excess funds placed in federal funds sold or interest-bearing deposit accounts with other financial institutions on a daily basis.

Net cash inflow from operating activities for the 2016 fiscal year were $3,851 and net cash inflows from financing activities were $22,674. Net cash outflows from investing activities were $26,888. The major sources of cash were a $13,652 net increase in deposits, a $11,041 net increase in FHLB advances and a $34,881 net increase from sales, maturities or principal pay downs on available-for-sale securities. The major uses of cash were the $29,739 purchase of available-for-sale securities and a $28,161 net increase in loans. Total cash and cash equivalents were $10,181 as of June 30, 2016 compared to $10,544 at June 30, 2015.

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

The Bank offers several forms of deposit products to its customers. The rates offered by the Bank and the fees charged for them are competitive with others available currently in the market area. While the Bank continues to be under competitive pressures in the Bank’s market area as financial institutions attempt to attract and keep new deposits, we believe many commercial and retail customers have been continuing to turn to community banks. Time deposit interest rates continued to remain low during the 2016 fiscal year. Compared to our peers, the Corporation’s core deposits consist of a larger percentage of non-interest bearing demand deposits resulting in the cost of funds remaining at a low level of 0.32%.

Jumbo time deposits (those with balances of $250 thousand and over) were $14,176 and $14,719 at June 30, 2016 and 2015, respectively. These deposits are monitored closely by the Bank and typically priced on an individual basis. When these deposits are from a municipality, certain bank-owned securities are pledged to guarantee the safety of these public fund deposits as required by Ohio law. The Corporation has the option to use a fee paid broker to obtain deposits from outside its normal service area as an additional source of funding. However, these deposits are not relied upon as a primary source of funding. The Bank had no brokered deposits at June 30, 2016.

Dividends from the Bank are the primary source of funds for payment of dividends to our shareholders. However, there are statutory limits on the amount of dividends the Bank can pay without regulatory approval. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. Additionally, the Bank may not declare or pay any dividend if, after making the dividend, the Bank would be “undercapitalized,” as defined in the federal regulations. As of June 30, 2016 the Bank could, without prior approval, declare a dividend of approximately $3,515.

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

Contractual Obligations, Commitments and Contingent Liabilities

The following table presents, as of June 30, 2016, the Corporation’s significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	Note Reference	2017	2018	2019	2020	2021	Thereafter	Total
Certificates of deposit	5	$34,735	$14,547	$7,266	$4,517	$2,989	$954	$65,008
Short-term borrowings	6	19,129	—	—	—	—	—	19,129
Federal Home Loan advances	7	9,667	5,564	2,050	—	—	—	17,281
Salary continuation plan	8	123	117	142	147	147	1,344	2,020
Operating leases	4	113	84	40	40	18	—	295
Deposits without maturity		—	—	—	—	—	—	281,640

Note 11- Commitments with Off-balance Sheet Risk to the Consolidated Financial Statements discusses in greater detail other commitments and contingencies and the various obligations that exist under those agreements. These commitments and contingencies consist primarily of commitments to extend credit to borrowers under lines of credit.

Off-Balance Sheet Arrangements

At June 30, 2016, the Corporation had no unconsolidated, related special purpose entities, nor did the Corporation engage in derivatives and hedging contracts, such as interest rate swaps, which may expose the Corporation to liabilities greater than the amounts recorded on the consolidated balance sheet. The Corporation’s investment policy prohibits engaging in derivative contracts for speculative trading purposes; however, in the future, the Corporation may pursue certain contracts, such as interest rate swaps, in an effort to execute a sound and defensive interest rate risk management policy.

Forward-Looking Statements

All statements set forth in this discussion or future filings by the Corporation with the Securities and Exchange Commission, or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, that are not historical in nature, including words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “believe” or similar expressions are intended to identify “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may involve risks and uncertainties that are difficult to predict, may be beyond our control, and could cause actual results to differ materially from those described in such statements. Any such forward-looking statements are made only as of the date of this report or the respective dates of the relevant incorporated documents, as the case may be, and, except as required by law, we undertake no obligation to update these forward-looking statements to reflect subsequent events or circumstances. Factors that could cause actual results for future periods to differ materially from those anticipated or projected include, but are not limited to:

●	material unforeseen changes in the financial condition or results of Consumers National Bank’s customers;
●	the economic impact from the oil and gas activity in the region could be less than expected or the timeline for development could be longer than anticipated;
●

regional and national economic conditions becoming less favorable than expected, resulting in, among other things, a deterioration in credit quality of assets and the underlying value of collateral could prove to be less valuable than otherwise assumed or debtors being unable to meet their obligations;

●	an extended period in which market levels of interest rates remain at historical low levels which could reduce, or put pressure on our ability to maintain, anticipated or actual margins;
●	competitive pressures on product pricing and services;
●	pricing and liquidity pressures that may result in a rising market rate environment; and
●	the nature, extent, and timing of government and regulatory actions.

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

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for Smaller Reporting Companies.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Consumers Bancorp, Inc.

Minerva, Ohio

We have audited the accompanying consolidated balance sheets of Consumers Bancorp, Inc. as of June 30, 2016 and 2015 and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Consumers Bancorp, Inc. as of June 30, 2016 and 2015 and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP Crowe Horwath LLP

Cleveland, Ohio

September 22, 2016

CONSOLIDATED BALANCE SHEETS

As of June 30, 2016 and 2015

(Dollar amounts in thousands, except per share data)

	2016	2015
ASSETS:
Cash on hand and noninterest-bearing deposits in financial institutions	$8,164	$8,028
Federal funds sold and interest-bearing deposits in financial institutions	2,017	2,516
Total cash and cash equivalents	10,181	10,544
Certificate of deposits in financial institutions	5,906	4,470
Securities, available-for-sale	133,369	137,144
Securities, held-to-maturity (fair value 2016 $3,619 and 2015 $3,722)	3,494	3,655
Federal bank and other restricted stocks, at cost	1,396	1,396
Loans held for sale	1,048	462
Total loans	256,278	228,519
Less allowance for loan losses	(3,566)	(2,432)
Net loans	252,712	226,087
Cash surrender value of life insurance	6,819	6,626
Premises and equipment, net	13,585	11,605
Accrued interest receivable and other assets	1,880	1,978
Total assets	$430,390	$403,967

LIABILITIES:
Deposits:
Non-interest bearing demand	$98,224	$86,651
Interest bearing demand	48,810	45,320
Savings	134,606	134,664
Time	65,008	66,361
Total deposits	346,648	332,996
Short-term borrowings	19,129	19,838
Federal Home Loan Bank advances	17,281	6,240
Accrued interest payable and other liabilities	3,539	3,427
Total liabilities	386,597	362,501
Commitments and contingent liabilities (Note 11)

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value; 350,000 shares authorized	—	—
Common shares, no par value; 3,500,000 shares authorized; 2,854,133 shares issued as of June 30, 2016 and 2015	14,630	14,630
Retained earnings	28,432	27,589
Treasury stock, at cost (130,375 and 130,064 common shares at June 30, 2016 and 2015, respectively)	(1,658)	(1,652)
Accumulated other comprehensive income	2,389	899
Total shareholders’ equity	43,793	41,466
Total liabilities and shareholders’ equity	$430,390	$403,967

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

Years Ended June 30, 2016 and 2015

(Dollar amounts in thousands, except per share data)

	2016	2015
Interest income:
Loans, including fees	$11,211	$11,034
Federal funds sold and interest-bearing deposits in financial institutions	117	73
Securities, taxable	1,880	1,887
Securities, tax-exempt	1,399	1,363
Total interest and dividend income	14,607	14,357
Interest expense:
Deposits	679	736
Short-term borrowings	39	31
Federal Home Loan Bank advances	184	182
Total interest expense	902	949
Net interest income	13,705	13,408
Provision for loan losses	1,498	430
Net interest income after provision for loan losses	12,207	12,978

Other income:
Service charges on deposit accounts	1,269	1,229
Debit card interchange income	948	916
Bank owned life insurance income	193	183
Gain on sale of mortgage loans	186	231
Securities gains, net	202	160
Gain on disposition of other real estate owned	2	30
Other	188	225
Total other income	2,988	2,974

Other expenses:
Salaries and employee benefits	6,933	6,831
Occupancy and equipment	1,612	1,456
Data processing expenses	578	573
Professional and director fees	447	438
Federal Deposit Insurance Corporation assessments	268	226
Franchise taxes	334	315
Marketing and advertising	302	248
Loan and collection expenses	197	125
Telephone and communications	321	288
Debit card processing expenses	463	462
Other	1,314	1,314
Total other expenses	12,769	12,276
Income before income taxes	2,426	3,676
Income tax expense	279	718
Net income	$2,147	$2,958
Basic earnings per share	$0.79	$1.09
Diluted earnings per share	$0.79	$1.08

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended June 30, 2016 and 2015

(Dollar amounts in thousands, except per share data)

	2016	2015

Net income	$2,147	$2,958

Other comprehensive income, net of tax:
Net change in unrealized gains (losses):
Unrealized gains (loss) arising during the period	2,460	(421)
Reclassification adjustment for gains included in income	(202)	(160)
Net unrealized gain (loss)	2,258	(581)
Income tax effect	(768)	197
Other comprehensive income (loss)	1,490	(384)
Total comprehensive income	$3,637	$2,574

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended June 30, 2016 and 2015

(Dollar amounts in thousands, except per share data)

	Common Shares	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance, June 30, 2014	$14,630	$25,940	$(1,650)	$1,283	$40,203
Net income		2,958			2,958
Other comprehensive loss				(384)	(384)
189 Dividend reinvestment plan shares associated with expired and forfeited restricted stock awards retired to treasury		2	(2)		—
Cash dividends declared ($0.48 per share)		(1,311)			(1,311)

Balance, June 30, 2015	14,630	27,589	(1,652)	899	41,466
Net income		2,147			2,147
Other comprehensive income				1,490	1,490
311 Dividend reinvestment plan shares associated with expired and forfeited restricted stock awards retired to treasury		6	(6)		—
Cash dividends declared ($0.48 per share)		(1,310)			(1,310)

Balance, June 30, 2016	$14,630	$28,432	$(1,658)	$2,389	$43,793

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30, 2016 and 2015

(Dollar amounts in thousands, except per share data)

	2016	2015
Cash flows from operating activities:
Net income	$2,147	$2,958
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	647	575
Securities amortization and accretion, net	1,092	1,009
Provision for loan losses	1,498	430
Loss on disposal of fixed assets	7	—
Gain on disposition of other real estate owned	(2)	(30)
Net gain on sale of loans	(186)	(231)
Deferred income tax benefit	(142)	(22)
Gain on sale of securities	(202)	(160)
Origination of loans held for sale	(13,495)	(16,590)
Proceeds from loans held for sale	13,095	16,918
Increase in cash surrender value of life insurance	(193)	(183)
Change in other assets and other liabilities	(415)	932
Net cash flows from operating activities	3,851	5,606

Cash flows from investing activities:
Securities available-for-sale:
Purchases	(29,739)	(55,352)
Maturities, calls and principal pay downs	24,285	27,047
Proceeds from sales of available-for-sale securities	10,596	16,124
Securities held-to-maturity:
Purchases	—	(780)
Principal pay downs	161	125
Net increase in certificates of deposit with other financial institutions	(1,436)	(1,767)
Net increase in loans	(28,161)	(3,956)
Purchase of Bank owned life insurance	—	(476)
Acquisition of premises and equipment	(2,634)	(5,467)
Proceeds from sale of other real estate owned	40	234
Net cash flows from investing activities	(26,888)	(24,268)

Cash flows from financing activities:
Net increase in deposit accounts	13,652	19,099
Proceeds from Federal Home Loan advances	16,300	8,500
Repayments of FHLB advances	(5,259)	(8,556)
Change in short-term borrowings	(709)	349
Dividends paid	(1,310)	(1,311)
Net cash flows from financing activities	22,674	18,081
Decrease in cash and cash equivalents	(363)	(581)
Cash and cash equivalents, beginning of year	10,544	11,125
Cash and cash equivalents, end of year	$10,181	$10,544

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$903	$952
Federal income taxes paid	725	735
Noncash transactions:
Transfer from loans to repossessed assets	38	—
Expired and forfeited dividend reinvestment plan shares associated with restricted stock awards that were retired to treasury stock	6	2

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016 and 2015

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

Certificates of Deposit in Financial Institutions: Certificates of deposit in other financial institutions are carried at cost.

Cash Reserves: The Bank is required to maintain cash on hand and non-interest bearing balances on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing requirements. The required reserve balance at June 30, 2016 and 2015 was $5,652 and $4,613, respectively.

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

A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans, for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

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

Cash Surrender Value of Life Insurance: The Bank has purchased single-premium life insurance policies to insure the lives of current and former participants in the salary continuation plan. As of June 30, 2016, the Bank had policies with total death benefits of $14,106 and total cash surrender values of $6,819. As of June 30, 2015, the Bank had policies with total death benefits of $14,081 and total cash surrender values of $6,626. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other changes or other amounts due that are probable at settlement. Tax-exempt income is recognized from the periodic increases in cash surrender value of these policies.

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

Reclassifications: Certain reclassifications have been made to the June 30, 2015 financial statements to be comparable to the June 30, 2016 presentation. The reclassifications had no impact on prior year net income or shareholders’ equity.

Recently Issued Accounting Pronouncements Not Yet Effective: In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-1, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (viii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale. The ASU will take effect for fiscal years beginning after December 15, 2017. The adoption of this standard is not expected to have a material effect on the Corporation’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 - Leases (Topic 842). The ASU will require all organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Additional qualitative and quantitative disclosures will be required so that users can understand more about the nature of an entity’s leasing activities. The amendments in this Update create Topic 842 Leases, and supersede the leases requirements in Topic 840 Leases. Topic 842 specifies the accounting for leases. The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. This ASU is the final version of Proposed Accounting Standards Update (Revised) 2013-270—Leases (Topic 842), which has been deleted. The new guidance is effective for annual reporting periods and interim reporting periods within those annual periods, beginning after December 15, 2018. The adoption of this standard is not expected to have a material effect on the Corporation’s consolidated financial statements.

In June 2016, FASB Issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  This ASU adds a new Topic 326 to the Codification and removes the thresholds that companies apply to measure credit losses on financial instruments measured at amortized cost, such as loans, receivables, and held-to-maturity debt securities. Under current U.S. GAAP, companies generally recognize credit losses when it is probable that the loss has been incurred. The revised guidance will remove all current loss recognition thresholds and will require companies to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the corporation expects to collect over the instrument’s contractual life. ASU 2016-13 also amends the credit loss measurement guidance for available-for-sale debt securities and beneficial interests in securitized financial assets. The guidance in ASU 2016-13 is effective for “public business entities,” as defined, that are SEC filers for fiscal years and for interim periods with those fiscal years beginning after December 15, 2019. Early adoption of the guidance is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Management is currently evaluating the impact of the adoption of this guidance on the Corporation’s consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2—SECURITIES

The following table summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at June 30, 2016 and 2015 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses:

Available-for-sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2016
Obligations of U.S. government-sponsored entities and agencies	$9,682	$362	$—	$10,044
Obligations of state and political subdivisions	53,952	2,010	(8)	55,954
U.S. Government-sponsored mortgage-backed securities - residential	58,702	920	(26)	59,596
U.S. Government-sponsored mortgage-backed securities - commercial	1,485	41	—	1,526
U.S. Government-sponsored collateralized mortgage obligations - residential	5,774	49	(3)	5,820
Pooled trust preferred security	153	276	—	429
Total available-for-sale securities	$129,748	$3,658	$(37)	$133,369

Held-to-maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
June 30, 2016
Obligations of state and political subdivisions	$3,494	$125	$—	$3,619
Total held-to-maturity securities	$3,494	$125	$—	$3,619

Available-for-sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2015
Obligations of U.S. government-sponsored entities and agencies	$16,411	$178	$(31)	$16,558
Obligations of state and political subdivisions	48,557	811	(405)	48,963
U.S. Government-sponsored mortgage-backed securities - residential	64,441	699	(226)	64,914
U.S. Government-sponsored mortgage-backed securities - commercial	1,485	1	—	1,486
U.S. Government-sponsored collateralized mortgage obligations - residential	4,703	14	(34)	4,683
Pooled trust preferred security	184	356	—	540
Total available-for-sale securities	$135,781	$2,059	$(696)	$137,144

Held-to-maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
June 30, 2015
Obligations of state and political subdivisions	$3,655	$67	$—	$3,722
Total held-to-maturity securities	$3,655	$67	$—	$3,722

Proceeds from sales and calls of available-for-sale securities during fiscal year 2016 and fiscal year 2015 were as follows:

	2016	2015
Proceeds from sales	$10,596	$16,124
Gross realized gains	202	283
Gross realized losses	—	123

The income tax provision applicable to realized gains amounted to $69 in fiscal year 2016 and $96 in fiscal year 2015. There was no tax benefit recognized from gross realized losses in 2016 and the income tax benefit applicable to the net realized losses was $42 for June 30, 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and fair values of debt securities at June 30, 2016 by expected maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, collateralized mortgage obligations and the pooled trust preferred security are shown separately.

Available-for-sale	Amortized Cost	Fair Value
Due in one year or less	$5,906	$6,040
Due after one year through five years	14,602	15,194
Due after five years through ten years	25,276	26,256
Due after ten years	17,850	18,508
Total	63,634	65,998
U.S. Government-sponsored mortgage-backed and related securities	65,961	66,942
Pooled trust preferred security	153	429
Total	$129,748	$133,369

Held-to-maturity	Amortized Cost	Fair Value
Due after five years through ten years	$2,820	$2,914
Due after ten years	674	705
Total	$3,494	$3,619

Securities with a carrying value of approximately $55,140 and $59,805 were pledged at June 30, 2016 and 2015, respectively, to secure public deposits and commitments as required or permitted by law. At June 30, 2016 and 2015, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, with an aggregate book value greater than 10% of shareholders’ equity.

The following table summarizes the securities with unrealized and unrecognized losses at June 30, 2016 and 2015, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or more		Total
Available-for-sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2016
Obligations of states and political subdivisions	572	(6)	641	(2)	1,213	(8)
Mortgage-backed securities - residential	4,899	(12)	4,836	(14)	9,735	(26)
Collateralized mortgage obligations - residential	—	—	1,212	(3)	1,212	(3)
Total available-for-sale	$5,471	$(18)	$6,689	$(19)	$12,160	$(37)

	Less than 12 Months		12 Months or more		Total
Available-for-sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

June 30, 2015
Obligations of U.S. government-sponsored entities and agencies	$3,719	$(31)	$—	$—	$3,719	$(31)
Obligations of states and political subdivisions	18,796	(352)	2,145	(53)	20,941	(405)
Mortgage-backed securities - residential	24,322	(200)	2,031	(26)	26,353	(226)
Collateralized mortgage obligations - residential	3,321	(34)	—	—	3,321	(34)
Total available-for-sale	$50,158	$(617)	$4,176	$(79)	$54,334	$(696)

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

As of June 30, 2016, the Corporation’s securities portfolio consisted of 245 available-for-sale securities. There were 16 securities in an unrealized loss position at June 30, 2016, nine of which were in a continuous loss position for twelve or more months. The unrealized losses of the obligations of states and political subdivisions were mainly attributable to the spreads for these types of securities being wider at June 30, 2016 than when these securities were purchased. Management monitors the financial data of the individual municipalities to ensure they meet minimum credit standards. At June 30, 2016, all of the mortgage-backed securities and collateralized mortgage obligations held by the Corporation were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support. The decline in fair value of these securities is attributable to higher than projected prepayment speeds increasing the premium amortization. Since the Corporation does not intend to sell these securities and it is not likely the Corporation will be required to sell these securities at an unrealized loss position prior to any anticipated recovery in fair value, which may be maturity, management does not believe there is any other-than-temporary impairment related to these securities at June 30, 2016. Also, there was no other-than-temporary impairment recognized at June 30, 2015.

NOTE 3—LOANS

Major classifications of loans were as follows as of June 30:

	2016	2015
Commercial	$43,207	$32,155
Commercial real estate:
Construction	7,783	1,295
Other	153,097	143,680
1 – 4 Family residential real estate:
Owner occupied	31,012	30,027
Non-owner occupied	14,471	14,555
Construction	1,256	234
Consumer	5,812	6,965
Subtotal	256,638	228,911
Less: Deferred loan fees and costs	(360)	(392)
Allowance for loan losses	(3,566)	(2,432)
Net loans	$252,712	$226,087

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the activity in the allowance for loan losses by portfolio segment for the year ending June 30, 2016:

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total

Allowance for loan losses:
Beginning balance	$316	$1,660	$289	$167	$2,432
Provision for loan losses	189	862	414	33	1,498
Loans charged-off	—	(4)	(311)	(80)	(395)
Recoveries	—	—	10	21	31
Total ending allowance balance	$505	$2,518	$402	$141	$3,566

The following table presents the activity in the allowance for loan losses by portfolio segment for the year ending June 30, 2015:

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total

Allowance for loan losses:
Beginning balance	$307	$1,440	$294	$364	$2,405
Provision for loan losses	26	532	36	(164)	430
Loans charged-off	(17)	(313)	(43)	(78)	(451)
Recoveries	—	1	2	45	48
Total ending allowance balance	$316	$1,660	$289	$167	$2,432

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2016. Included in the recorded investment in loans is $549 of accrued interest receivable net of deferred loans fees and costs of $360.

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$868	$6	$—	$874
Collectively evaluated for impairment	505	1,650	396	141	2,692

Total ending allowance balance	$505	$2,518	$402	$141	$3,566

Recorded investment in loans:
Loans individually evaluated for impairment	$1,029	$5,105	$758	$—	$6,892
Loans collectively evaluated for impairment	42,219	155,734	46,166	5,816	249,935

Total ending loans balance	$43,248	$160,839	$46,924	$5,816	$256,827

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information related to loans individually evaluated for impairment by class of loans as of and for the year ended June 30, 2016:

	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized

With no related allowance recorded:
Commercial	$1,033	$1,029	$—	$95	$—	$—
Commercial real estate:
Construction	386	384	—	52	—	—
Other	2,121	2,106	—	2,344	—	—
1-4 Family residential real estate:
Owner occupied	175	174	—	357	2	2
Non-owner occupied	722	407	—	435	—	—
With an allowance recorded:
Commercial real estate:
Other	2,802	2,615	868	1,103	8	8
1-4 Family residential real estate:
Owner occupied	177	177	6	149	—	—
Non-owner occupied	—	—	—	115	—	—
Total	$7,416	$6,892	$874	$4,650	$10	$10

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the recorded investment in non-accrual and loans past due over 90 days still on accrual by class of loans as of June 30, 2016 and 2015:

	June 30, 2016		June 30, 2015
		Loans Past Due		Loans Past Due
		Over 90 Days		Over 90 Days
		Still		Still
	Non-accrual	Accruing	Non-accrual	Accruing
Commercial	$1,009	$—	$—	$—
Commercial real estate:
Construction	384	—	—	—
Other	4,000	—	2,079	—
1 – 4 Family residential:
Owner occupied	234	—	190	—
Non-owner occupied	407	—	—	—
Consumer	—	—	—	—
Total	$6,034	$—	$2,269	$—

Non-accrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the aging of the recorded investment in past due loans as of June 30, 2016 by class of loans:

	Days Past Due
	30 - 59	60 - 89	90 Days or	Total	Loans Not
	Days	Days	Greater	Past Due	Past Due	Total
Commercial	$123	$—	$—	$123	$43,125	$43,248
Commercial real estate:
Construction	—	—	—	—	7,764	7,764
Other	59	—	2,110	2,169	150,906	153,075
1-4 Family residential:
Owner occupied	15	—	218	233	30,947	31,180
Non-owner occupied	—	—	196	196	14,278	14,474
Construction	—	—	—	—	1,270	1,270
Consumer	7	—	—	7	5,809	5,816
Total	$204	$—	$2,524	$2,728	$254,099	$256,827

The above table of past due loans includes the recorded investment in non-accrual loans of $2,524 in the 90 days or greater category and $3,510 in the loans not past due category.

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

Troubled Debt Restructurings:

As of June 30, 2016, the recorded investment of loans classified as troubled debt restructurings was $3,529 with $43 of specific reserves allocated to these loans. As of June 30, 2015, the recorded investment of loans classified as troubled debt restructurings was $1,335 with $70 of specific reserves allocated to these loans.

During the fiscal year ended June 30, 2016, the terms of certain loans to one borrower were modified as troubled debt restructurings. The modification of the terms of such loans included a combination of a reduction in the monthly payment amounts, an extension of the maturity date on one loan, and the extension of additional credit to provide operating funds to the borrower. The following table presents loans by class modified as troubled debt restructurings that occurred during the year ended June 30, 2016:

		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Loans	Investment	Investment
Commercial	3	$1,058	$1,029
Commercial real estate:
Other	3	1,294	1,487
Total	6	$2,352	$2,516

The troubled debt restructurings described above did not increase the allowance for loan losses or result in any charge-offs during the twelve months ended June 30, 2016. As of June 30, 2016, the Corporation had committed to lend an additional $207 as part of the restructuring described above. There were no loans classified as troubled debt restructurings that were modified within the last twelve months for which there was a payment default.

During the fiscal year ended June 30, 2015, there were no loan modifications completed that were classified as troubled debt restructurings nor had the Corporation committed to lend any additional amounts to customers with outstanding loans that were classified as troubled debt restructurings. There was no increase to the allowance for loan losses or any charge offs from troubled debt restructurings during the twelve month period ended June 30, 2015. There were no loans classified as troubled debt restructurings for which there was a payment default during the 2015 fiscal year. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

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

As of June 30, 2016, and based on the most recent analysis performed, the recorded investment by risk category of loans by class of loans is as follows:

		Special			Not
	Pass	Mention	Substandard	Doubtful	Rated
Commercial	$35,243	$6,190	$1,162	$—	$653
Commercial real estate:
Construction	7,305	—	384	—	75
Other	144,101	2,482	4,026	2,150	316
1-4 Family residential real estate:
Owner occupied	3,506	72	349	47	27,206
Non-owner occupied	12,999	406	486	196	387
Construction	235	—	—	—	1,035
Consumer	210	—	6	—	5,600
Total	$203,599	$9,150	$6,413	$2,393	$35,272

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

The Bank has granted loans to certain of its executive officers, directors and their affiliates. A summary of activity during the year ended June 30, 2016 of related party loans were as follows:

Principal balance, July 1	$4,520
New loans	577
Repayments	(373)
Principal balance, June 30	$4,724

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4—PREMISES AND EQUIPMENT

Major classifications of premises and equipment were as follows as of June 30:

	2016	2015
Land	$1,469	$1,469
Land improvements	317	406
Building and leasehold improvements	11,978	11,391
Furniture, fixture and equipment	4,694	4,853
Total premises and equipment	18,458	18,119
Accumulated depreciation and amortization	(4,873)	(6,514)
Premises and equipment, net	$13,585	$11,605

Included in Building and Leasehold improvements above was $6,453 of construction in progress as of June 30, 2015 related to construction of the Corporation’s main office and branch location. The new facility was placed in service in the 2016 fiscal year. There is currently a lawsuit pending between the building contractor and the design builder, in which the Bank has also been named, that could result in the Corporation incurring additional capitalized costs. Management does not expect the additional costs to be material. Depreciation expense was $647 and $575 for the years ended June 30, 2016 and 2015, respectively.

The Corporation is obligated under non-cancelable operating leases for facilities and equipment. The approximate minimum annual rentals and commitments under these non-cancelable agreements and leases with remaining terms in excess of one year are as follows:

Twelve Months Ending June 30
2017	$113
2018	84
2019	40
2020	40
2021	18
Total	$295

Rent expense incurred was $159 and $134 during the years ended June 30, 2016 and 2015, respectively.

NOTE 5—DEPOSITS

The aggregate amount of time deposits, each with a minimum denomination of $250 thousand was $14,176 and $14,719 as of June 30, 2016 and 2015, respectively.

Scheduled maturities of time deposits at June 30, 2016 were as follows:

Twelve Months Ending June 30
2017	$34,735
2018	14,547
2019	7,266
2020	4,517
2021	2,989
Thereafter	954
$65,008

Related party deposits totaled $5,386 as of June 30, 2016 and $6,115 as of June 30, 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6—SHORT-TERM BORROWINGS

Short-term borrowings consisted of repurchase agreements and Federal fund purchased. Securities sold under agreements to repurchase are utilized to facilitate the needs of our customers. Physical control is maintained for all securities pledged to secure repurchase agreements. Information concerning all short-term borrowings at June 30, 2016 and 2015, maturing in less than one year is summarized as follows:

	2016	2015
Balance at June 30	$19,129	$19,838
Average balance during the year	21,196	18,281
Maximum month-end balance	25,759	21,583
Average interest rate during the year	0.18%	0.17%
Weighted average rate, June 30	0.20%	0.16%

The remaining contractual maturity of repurchase agreements in the consolidated balance sheets as of June 30, 2016 and 2015 is presented in the following table.

	Overnight and Continuous
	2016	2015
U.S. government-sponsored entities and agencies pledged	$2,066	$4,313
Residential mortgage-backed securities pledged	16,864	16,301
Collateralized mortgage obligations pledged	1,510	1,658
Total pledged	$20,440	$22,272
Repurchase agreements	$19,129	$19,838

Total interest expense on short-term borrowings was $39 and $31 for the years ended June 30, 2016 and 2015, respectively.

NOTE 7—FEDERAL HOME LOAN BANK ADVANCES

A summary of Federal Home Loan Bank (FHLB) advances were as follows:

Advance Type	Maturity	Term	Interest Rate	Balance June 30, 2016	Balance June 30, 2015
Interest-only, single maturity	10/09/2015	Fixed	1.43%	$—	$500
Interest only, single maturity	07/01/2016	Fixed	0.51	7,600	—
Interest only, single maturity	07/05/2016	Fixed	0.43	2,000	—
Interest-only, single maturity	10/12/2017	Fixed	2.07	500	500
Interest-only, putable	12/07/2017	Fixed	3.24	5,000	5,000
Principal and interest, mortgage matched	04/01/2019	Fixed	4.30	181	240
Interest only, single maturity	01/18/2019	Fixed	1.16	2,000	—
				$17,281	$6,240

Each fixed rate advance has a prepayment penalty equal to the present value of 100% of the lost cash flow based upon the difference between the contract rate on the advance and the current rate on a comparable new advance. The $5 million putable advance with the maturity date of December 7, 2017 can be called quarterly until maturity at the option of the FHLB, with the next call option being September 7, 2016. The following table is a summary of the scheduled principal payments for all advances:

Twelve Months Ending June 30	Principal Payments
2017	$9,667
2018	5,564
2019	2,050
Total	$17,281

Pursuant to collateral agreements with the FHLB, advances are secured by all the stock invested in the FHLB and certain qualifying first mortgage loans. The advances were collateralized by $28,085 and $29,143 of first mortgage loans under a blanket lien arrangement at June 30, 2016 and 2015, respectively. Based on this collateral and the Corporation’s holdings of FHLB stock, the Bank was eligible to borrow up to a total of $2,439 in additional advances at June 30, 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8—EMPLOYEE BENEFIT PLANS

The Bank maintains a 401(k) savings and retirement plan that permits eligible employees to make before- or after-tax contributions to the plan, subject to the dollar limits from Internal Revenue Service regulations. The Bank matches 100% of the employee’s voluntary contributions to the plan based on the amount of each participant’s contributions up to a maximum of 4% of eligible compensation. All regular full-time and part-time employees who complete six months of service and are at least 21 years of age are eligible to participate. Amounts charged to operations were $181 and $166, for the years ended June 30, 2016 and 2015, respectively.

The Bank has adopted a Salary Continuation Plan (the Plan) to encourage Bank executives to remain employees of the Bank. The Plan provides such executives (and, in the event of the executive’s death, surviving beneficiary) with 180 months of salary continuation payments equal to a certain percentage of an executive’s average compensation, as defined within each agreement, for the three full calendar years prior to Normal Retirement Age. For purposes of the Plan, “Normal Retirement Age” means the executive’s 65th birthday. Vesting under the Plan commences at age 50 and is prorated until age 65. If an executive dies during active service, the executive’s beneficiary is entitled to the Normal Retirement Benefit. The executive can become fully vested in the Accrual Balance upon termination of employment following a disability or a change in control of the Bank. For purposes of the Plan, “Accrual Balance” means the liability that should be accrued by the Corporation for the Corporation’s obligation to the executive under the Plan. For purposes of calculating the Accrual Balance, the discount rate in effect at June 30, 2016 and 2015 was 4.5%. The accrued liability for the salary continuation plan was $2,020 as of June 30, 2016 and $1,893 as of June 30, 2015. For the years ended June 30, 2016 and 2015, $191 and $217, respectively, have been charged to expense in connection with the Plan. Distributions to participants were $64 and $46 for the years ending June 30, 2016 and 2015, respectively.

The 2010 Omnibus Incentive Plan (2010 Plan) is a nonqualified share based compensation plan. The 2010 Plan was established to promote alignment between key employee’s performance and the Corporation’s shareholder interests by motivating performance through the award of stock-based compensation. The 2010 Plan is intended to attract, retain and motivate talented employees and as a means to compensate outside directors for their service to the Corporation. The 2010 Plan has been approved by the Corporation’s shareholders. The Compensation Committee of the Corporation’s Board of Directors has sole authority to select the employees, establish the awards to be issued, and approve the terms and conditions of each award contract.

Under the 2010 Plan, the Corporation may grant, among other things, nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, or any combination thereof to any employee and outside director. Each award is evidenced by an award agreement that specifies the number of shares awarded, the vesting period, the performance requirements, and such other provisions as the Compensation Committee determines. Upon a change-in-control of the Corporation, as defined in the 2010 Plan, all outstanding awards immediately vest.

The Corporation has granted restricted stock awards to certain employees and directors. Restricted stock awards are issued at no cost to the recipient, and can be settled only in shares at the end of the vesting period. Over a four-year period, a portion of these awards vest on each anniversary date of the award if certain specified net income performance targets as established by the Compensation Committee are achieved. Restricted stock awards provide the holder with full voting rights and dividends during the vesting period. Cash dividends are reinvested into shares of stock and are subject to the same restrictions and vesting as the initial award. All dividends are forfeitable in the event the shares do not vest. The fair value of the restricted stock awards, which is used to measure compensation expense, is the closing market price of the Corporation’s common stock on the date of the grant and compensation expense is recognized over the vesting period of the awards. Restricted stock awarded during the period presented vest under a graduated schedule over a four-year period.

The following table summarizes the status of the restricted stock awards:

	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Share
Outstanding at June 30, 2015	7,543	$14.40
Expired	(3,266)	13.19
Forfeited	(713)	15.28
Non-vested at June 30, 2016	3,564	15.33
Expired on September 22, 2016	(2,135)	15.05
Non-vested at September 22, 2016	1,429	$15.75

There was no expense recognized in the 2015 and 2016 fiscal years in connection with the restricted stock awards since grants scheduled to vest expired due to not meeting the performance targets. As of June 30, 2016, there was $23 of total unrecognized compensation costs, subject to meeting performance targets, related to non-vested shares granted under the 2010 Plan. The cost is expected to be recognized during the 2017 fiscal year if the performance target is achieved.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9—INCOME TAXES

The provision for income taxes consists of the following for the years ended June 30:

	2016	2015
Current income taxes	$421	$740
Deferred income tax expense (benefit)	(142)	(22)
	$279	$718

The net deferred income tax asset consists of the following components at June 30:

	2016	2015
Deferred tax assets:
Allowance for loan losses	$1,082	$704
Deferred compensation	721	707
Recognized loss on impairment of security	265	265
AMT credit carryforward	143	—
Deferred income	140	—
OREO deferred gain	13	14
Non-accrual loan interest income	72	65
Gross deferred tax asset	2,436	1,755

Deferred tax liabilities:
Depreciation	(761)	(223)
Loan fees	(279)	(248)
Prepaid expenses	(91)	(121)
FHLB stock dividends	(166)	(166)
Net unrealized securities gain	(1,231)	(463)
Gross deferred tax liabilities	(2,528)	(1,221)
Net deferred asset (liability)	$(92)	$534

The difference between the provision for income taxes and amounts computed by applying the statutory income tax rate of 34% to statutory income before taxes consists of the following for the years ended June 30:

	2016	2015
Income taxes computed at the statutory rate on pretax income	$825	$1,250
Tax exempt income	(491)	(483)
Cash surrender value income	(65)	(62)
Other	10	13
	$279	$718

At June 30, 2016 and June 30, 2015, the Corporation had no unrecognized tax benefits recorded. The Corporation does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months. There were no interest or penalties recorded for the years ended June 30, 2016 and 2015 and there were no amounts accrued for interest and penalties at June 30, 2016 and 2015.

The Corporation and the Bank are subject to U.S. federal income tax as an income-based tax and a capital-based franchise tax in the state of Ohio. The Corporation and the Bank are no longer subject to examination by taxing authorities for years before 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10—REGULATORY MATTERS

The Bank is subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective-action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. Management believes as of June 30, 2016, the Bank has met all capital adequacy requirements to which it is subject.

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

As of fiscal year-end 2016 and 2015, the Corporation met the definition of a small bank holding company and, therefore, was exempt from consolidated risk-based and leverage capital adequacy guidelines for bank holding companies. The Basel III Capital Rules became effective for the Bank on January 1, 2015 and certain provisions are subject to a phase-in period. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will be phased in over a four -year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019). The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is applicable to only certain covered institutions and does not have any current applicability to the Bank.

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

The following table presents actual and required capital ratios as of June 30, 2016 for the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of June 30, 2016 based on the phase-in provisions of the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required - Basel III		Minimum Required To Be Considered Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2016
Common equity Tier 1 to risk-weighted assets
Bank	$39.4	13.37%	$15.1	5.125%	$19.1	6.50%
Tier 1 capital to risk weighted assets
Bank	39.4	13.37	19.5	6.625	23.6	8.00
Total Capital to risk weighted assets
Bank	42.9	14.58	25.4	8.625	29.4	10.00
Tier 1 capital to average assets
Bank	39.4	9.25	17.0	4.00	21.3	5.00

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents actual and required capital ratios as of June 30, 2015 for the Bank under the regulatory capital rules then in effect.

	Actual		Minimum Capital Required - Basel III		Minimum Required To Be Considered Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2015
Common equity Tier 1 to risk-weighted assets
Bank	$38.5	14.4%	$12.0	4.5%	$17.4	6.5%
Tier 1 capital to risk weighted assets
Bank	38.5	14.4	16.1	6.0	21.4	8.0
Total Capital to risk weighted assets
Bank	41.0	15.3	21.4	8.0	26.8	10.0
Tier 1 capital to average assets
Bank	38.5	9.5	16.2	4.0	20.2	5.0

As of the latest regulatory examination, the Bank was categorized as well capitalized. There are no conditions or events since that examination that management believes may have changed the Bank’s category.

The Corporation’s principal source of funds for dividend payment is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. As of June 30, 2016 the Bank could, without prior approval, declare a dividend of approximately $3,515.

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

The Bank evaluates each customer’s credit on a case by case basis. The amount of collateral obtained is based on management’s credit evaluation of the customer. The amount of commitments to extend credit and the exposure to credit loss for non-performance by the customer was $46,696 and $43,135 as of June 30, 2016 and 2015, respectively. Of the June 30, 2016 commitments, $44,228 carried variable rates of interest ranging from 2.00% to 7.50% and $2,468 carried fixed rates of interest ranging from 3.10% to 5.99%. Of the June 30, 2015 commitments, $36,502 carried variable rates of interest ranging from 2.00% to 7.25% and $6,633 carried fixed rates of interest ranging from 2.25% to 6.00%. Financial standby letters of credit were $1,032 as of June 30, 2016 and $890 as of June 30, 2015. In addition, commitments to extend credit of $7,829 and $7,676 as of June 30, 2016 and 2015, respectively, were available to checking account customers related to the overdraft protection program. Since some loan commitments expire without being used, the amount does not necessarily represent future cash commitments.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements at June 30, 2016 Using
	Balance at June 30, 2016	Level 1	Level 2	Level 3
Assets:
Securities available-for-sale:
Obligations of government-sponsored entities	$10,044	$—	$10,044	$—
Obligations of states and political subdivisions	55,954	—	55,954	—
Mortgage-backed securities - residential	59,596	—	59,596	—
Mortgage-backed securities - commercial	1,526	—	1,526	—
Collateralized mortgage obligations	5,820	—	5,820	—
Pooled trust preferred security	429	—	429	—

		Fair Value Measurements at June 30, 2015 Using
	Balance at June 30, 2015	Level 1	Level 2	Level 3
Securities available-for-sale:
Obligations of government-sponsored entities	$16,558	$—	$16,558	$—
Obligations of states and political subdivisions	48,963	—	48,963	—
Mortgage-backed securities - residential	64,914	—	64,914	—
Mortgage-backed securities - commercial	1,486	—	1,486	—
Collateralized mortgage obligations	4,683	—	4,683	—
Pooled trust preferred security	540	—	540	—

There were no transfers between Level 1 and Level 2 during the 2015 or the 2016 fiscal year.

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

Financial assets and financial liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at June 30, 2016 Using
	Balance at June 30, 2016	Level 1	Level 2	Level 3
Impaired loans:
Commercial Real Estate - Other	$1,206	$—	$—	$1,206
1-4 Family residential real estate – Non-owner occupied	197	—	—	197

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Fair Value Measurements at June 30, 2015 Using
	Balance at June 30, 2015	Level 1	Level 2	Level 3
Impaired loans:
Commercial Real Estate - Other	$1,983	$—	$—	$1,983

Impaired loans, which are generally measured for impairment using the fair value of the collateral for collateral dependent loans, had a recorded investment of $2,150, with a valuation allowance of $747 at June 30, 2016. The resulting impact to the provision for loan losses was an increase of $1,010 being recorded for the year ended June 30, 2016. Impaired loans, which are generally measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $1,983, with no valuation allowance at June 30, 2015. The resulting impact to the provision for loan losses was an increase of $313 being recorded for the year ended June 30, 2015.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2016:

	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Impaired loans:
Commercial Real Estate – Other	$459	Settlement Contract	N/A	0.0%	0.0%
Commercial Real Estate – Other	$127	Bid Indications	N/A	0.0%	0.0%
Commercial Real Estate – Other	$620	Bid Indications	N/A	0.0%	0.0%
1-4 Family residential real estate – Non-owner occupied	$197	Bid Indications	N/A	0.0%	0.0%

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2015:

	Fair Value	Valuation Technique	Unobservable Inputs	Range			Weighted Average
Impaired loans:
Commercial Real Estate – Other	$733	Income approach	Liquidation adjustment for distressed sales		-40.0%		-40.0%
Commercial Real Estate – Other	$125	Cost approach	Liquidation adjustment for distressed sales		-40.0%		-40.0%
Commercial Real Estate – Other	$1,121	Sales comparison approach	Adjustment for differences between comparable sales	82.9%	to	-71.6%	-11.7%
Commercial Real Estate – Other	$4	Settlement Contract	Adjustment for difference between loan balance and settlement value		-91.8%		-91.8%

The valuation technique used by an independent third party appraiser in the fair value measurement of collateral for collateral-dependent commercial real estate impaired loans consisted of the sales comparison approach. The significant unobservable inputs used in the fair value measurement relate to any adjustment made to the value set forth in the appraisal due to a distressed sale situation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the estimated fair values of financial instruments that are reported at amortized cost in the Corporation’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	2016		2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Level 1 inputs:
Cash and cash equivalents	$10,181	$10,181	$10,544	$10,544
Level 2 inputs:
Certificates of deposits in other financial institutions	5,906	5,906	4,470	4,456
Loans held for sale	1,048	1,067	462	468
Accrued interest receivable	1,077	1,077	1,035	1,035
Level 3 inputs:
Securities held-to-maturity	3,494	3,619	3,655	3,722
Loans, net	252,712	253,155	226,087	226,915
Financial Liabilities:
Level 2 inputs:
Demand and savings deposits	281,640	281,640	266,635	266,635
Time deposits	65,008	65,111	66,361	66,498
Short-term borrowings	19,129	19,129	19,838	19,838
Federal Home Loan Bank advances	17,281	17,486	6,240	6,537
Accrued interest payable	40	40	41	41

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

Time deposits: Fair value of fixed-maturity certificates of deposit was estimated using the rates offered at June 30, 2016 and 2015, for deposits of similar remaining maturities. Estimated fair value does not include the benefit that result from low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market resulting in a Level 2 classification.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Federal Home Loan Bank advances: Fair value of Federal Home Loan Bank advances was estimated using current rates at June 30, 2016 and 2015 for similar financing resulting in a Level 2 classification.

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

NOTE 13—PARENT COMPANY FINANCIAL STATEMENTS

Condensed financial information of Consumers Bancorp. Inc. (parent company only) follows:

	June 30, 2016	June 30, 2015
Condensed Balance Sheets
Assets
Cash	$46	$54
Securities, available-for-sale	2,050	1,986
Other assets	50	15
Investment in subsidiary	41,708	39,421
Total assets	$43,854	$41,476

Liabilities
Other liabilities	$61	$10
Shareholders’ equity	43,793	41,466
Total liabilities & shareholders’ equity	$43,854	$41,476

	Year Ended June 30, 2016	Year Ended June 30, 2015
Condensed Statements of Income and Comprehensive Income
Cash dividends from Bank subsidiary	$1,425	$1,360
Other income	46	45
Other expense	206	224
Income before income taxes and equity in undistributed net income of subsidiary	1,265	1,181
Income tax benefit	(50)	(57)
Income before equity in undistributed net income of Bank subsidiary	1,315	1,238
Equity in undistributed net income of subsidiary	832	1,720
Net income	$2,147	$2,958
Comprehensive income	$3,637	$2,574

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Statements of Cash Flows	Year Ended June 30, 2016	Year Ended June 30, 2015
Cash flows from operating activities
Net income	$2,147	$2,958
Equity in undistributed net income of Bank subsidiary	(832)	(1,720)
Securities amortization and accretion, net	(11)	—
Change in other assets and liabilities	(2)	31
Net cash flows from operating activities	1,302	1,269
Cash flows from investing activities
Purchases of available-for-sale securities	—	(739)
Maturities, calls and principal pay downs of available-for-sale securities	—	750
Net cash flows from investing activities	—	11
Cash flows from financing activities
Dividend paid	(1,310)	(1,311)
Net cash flows from financing activities	(1,310)	(1,311)
Change in cash and cash equivalents	(8)	(31)
Beginning cash and cash equivalents	54	85
Ending cash and cash equivalents	$46	$54

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

	For the year Ended June 30,
	2016	2015
Basic:
Net income available to common shareholders	$2,147	$2,958
Weighted average common shares outstanding	2,725,276	2,726,304
Basic income per share	$0.79	$1.09

Diluted:
Net income available to common shareholders	$2,147	$2,958
Weighted average common shares outstanding	2,725,276	2,726,304
Dilutive effect of restricted stock	103	273
Total common shares and dilutive potential common shares	2,725,379	2,726,577
Dilutive income per share	$0.79	$1.08

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 –ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive income related to unrealized gains and losses on available-for-sale securities for the periods ended June 30, 2016 and June 30, 2015, were as follows:

	Pretax	Tax Effect	After-tax	Affected Line Item in Consolidated Statements of Income

Balance as of June 30, 2014	$1,944	$(661)	$1,283
Unrealized holding loss on available-for-sale securities arising during the period	(421)	143	(278)
Amounts reclassified from accumulated other comprehensive income	(160)	54	(106)	(a)(b)
Net current period other comprehensive loss	(581)	197	(384)
Balance as of June 30, 2015	1,363	(464)	899
Unrealized holding gain on available-for-sale securities arising during the period	2,460	(837)	1,623
Amounts reclassified from accumulated other comprehensive income	(202)	69	(133)	(a)(b)
Net current period other comprehensive gain	2,258	(768)	1,490
Balance as of June 30, 2016	$3,621	$(1,232)	$2,389

(a) Securities gain, net

(b) Income tax expense

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

With the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the Corporation’s disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934) was performed, as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

The management of Consumers Bancorp, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2016 based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in 2013. Based on that assessment, we have concluded that, as of June 30, 2016, our internal control over financial reporting is effective based on those criteria.

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

Changes In Internal Control Over Financial Reporting

There were no changes in the Corporation’s internal controls over financial reporting that occurred during the fourth quarter of fiscal year 2016 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal controls over financial reporting.

ITEM 9B—OTHER INFORMATION

None.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth in the Corporation’s Proxy Statement dated September 22, 2016 under the captions “Election of Directors,” “Directors and Executive Officers,” “The Board of Directors and its Committees,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Certain Transactions and Relationships and Legal Proceedings,” and is incorporated herein by reference.

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

ITEM 11—EXECUTIVE COMPENSATION

The information required by this item is set forth in the Corporation’s Proxy Statement dated September 22, 2016 under the captions “Director Compensation,” “Executive Compensation,” “Defined Contribution Plan,” “Outstanding Equity Awards at Fiscal Year-End,” and “Salary Continuation Program,” and is incorporated herein by reference.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth information about common stock authorized for issuance, segregated between stock-based compensation plans approved by shareholders and stock-based compensation plans not approved by shareholders, as of June 30, 2016. Additional information regarding stock-based compensation plans is presented in Note 8 - Employee Benefit Plans to the Consolidated Financial Statements located elsewhere in this report.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities issuable under outstanding options, warrants and rights)(1)
Plans approved by shareholders	—	—	95,745
Plans not approved by shareholders	—	—	—
Total	—	—	95,745

(1)Securities remaining available for future issuance excludes 3,564 shares of restricted stock that have been issued and are subject to forfeiture if specified performance targets are not achieved.

The remaining information required by this item is set forth in the Corporation’s Proxy Statement dated September 22, 2016 under the caption “Security Ownership of Certain Beneficial Owners and Management,” and is incorporated herein by reference.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth in the Corporation’s Proxy Statement dated September 22, 2016 under the caption “Certain Transactions and Relationships and Legal Proceedings,” and is incorporated herein by reference.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is set forth in the Corporation’s Proxy Statement dated September 22, 2016 under the caption “Principal Accounting Fees and Services,” and is incorporated herein by reference.

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

CONSUMERS BANCORP, INC.

Date: September 22, 2016	By:	/s/ Ralph J. Lober, II
President and Chief Executive Officer (principal executive officer)

	By:	/s/ Renee K. Wood
Chief Financial Officer and Treasurer (principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 22, 2016.

Signatures	Signatures

/s/ Laurie L. McClellan	/s/ Ralph J. Lober, II
Laurie L. McClellan Chairman of the Board of Directors	Ralph J. Lober, II President, Chief Executive Officer and Director (principal executive officer)

/s/ Renee K. Wood	/s/ John P. Furey
Renee K. Wood Chief Financial Officer and Treasurer (principal financial officer)	John P. Furey Director

/s/ Bradley Goris	/s/ James V. Hanna
Bradley Goris Director	James V. Hanna Director

/s/ David W. Johnson	/s/ Richard T. Kiko, Jr.
David W. Johnson Director	Richard T. Kiko, Jr. Director

/s/ Thomas M. Kishman	/s/ Frank L. Paden
Thomas M. Kishman Director	Frank L. Paden Director

/s/ Harry W. Schmuck, Jr.
Harry W. Schmuck, Jr. Director

EXHIBIT INDEX

Exhibit Number	Description of Document

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

10.8

Consumers Bancorp 2010 Omnibus Incentive Plan Form of Restricted Stock Award Agreement. Reference is made to Form 8-K of the Corporation filed September 16, 2011, which is incorporated herein by reference.

10.9	Salary Continuation Agreement with Ms. Wood on December 30, 2015. Reference is made to Form 8-K of the Corporation filed on December 30, 2015, which is incorporated herein by reference.

11	Computation of Earnings per Share. Reference is made to this Annual Report on Form 10-K Note 14 to the Consolidated Financial Statements, which is incorporated herein by reference.

21	Subsidiaries of Consumers Bancorp, Inc. Filed with this Annual Report on Form 10-K.

23	Consent of Crowe Horwath LLP

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following material from Consumers Bancorp, Inc.’s Form 10-K Report for the year ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language) includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Income, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statement of Changes in Shareholders’ Equity, (5) Consolidated Statements of Cash Flows, and (6) the Notes to Consolidated Financial Statements.