Form 10-Q
period 2016-09-30
CONSUMERS BANCORP INC /OH/
filed 2016-11-14
CIK 1006830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15 (d) or the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

Or

[   ]          Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from	To

Commission File No. 033-79130

CONSUMERS BANCORP, INC.

(Exact name of registrant as specified in its charter)

OHIO	34-1771400
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

614 East Lincoln Way, P.O. Box 256, Minerva, Ohio	44657
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value	Outstanding at November 10, 2016
2,724,956 Common Shares

CONSUMERS BANCORP, INC.

FORM 10-Q

QUARTER ENDED September 30, 2016

Table of Contents

Page Number (s)
Part I – Financial Information

Item 1 – Financial Statements (Unaudited)
Consolidated Balance Sheets at September 30, 2016 and June 30, 2016	1

Consolidated Statements of Income for the three months ended September 30, 2016 and 2015	2

Consolidated Statements of Comprehensive Income for the three months ended September 30, 2016 and 2015	3

Consolidated Statements of Changes in Shareholders’ Equity for the three months ended September 30, 2016 and 2015	4

Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2016 and 2015	5

Notes to the Consolidated Financial Statements	6-25

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	26-34

Item 3 – Not Applicable for Smaller Reporting Companies

Item 4 – Controls and Procedures	34
Part II – Other Information
Item 1 – Legal Proceedings	35

Item 1A – Not Applicable for Smaller Reporting Companies

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3 – Defaults Upon Senior Securities	35

Item 4 – Mine Safety Disclosure	35

Item 5 – Other Information	35

Item 6 – Exhibits	35

Signatures	36

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

CONSUMERS BANCORP, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in thousands, except per share data)	September 30, 2016	June 30, 2016
ASSETS
Cash on hand and noninterest-bearing deposits in financial institutions	$8,526	$8,164
Federal funds sold and interest-bearing deposits in financial institutions	4,007	2,017
Total cash and cash equivalents	12,533	10,181
Certificates of deposit in other financial institutions	5,656	5,906
Securities, available-for-sale	128,310	133,369
Securities, held-to-maturity (fair value of $4,510 at September 30, 2016 and $3,619 at June 30, 2016)	4,399	3,494
Federal bank and other restricted stocks, at cost	1,396	1,396
Loans held for sale	1,810	1,048
Total loans	260,487	256,278
Less allowance for loan losses	(3,684)	(3,566)
Net loans	256,803	252,712
Cash surrender value of life insurance	6,867	6,819
Premises and equipment, net	13,588	13,585
Other real estate owned	10	—
Accrued interest receivable and other assets	2,052	1,880
Total assets	$433,424	$430,390

LIABILITIES
Deposits
Non-interest bearing demand	$104,029	$98,224
Interest bearing demand	50,338	48,810
Savings	132,584	134,606
Time	66,020	65,008
Total deposits	352,971	346,648

Short-term borrowings	20,546	19,129
Federal Home Loan Bank advances	12,366	17,281
Accrued interest and other liabilities	3,521	3,539
Total liabilities	389,404	386,597
Commitments and contingent liabilities

SHAREHOLDERS’ EQUITY
Preferred stock (no par value, 350,000 shares authorized, none outstanding)	—	—
Common stock (no par value, 3,500,000 shares authorized; 2,854,133 shares issued as of September 30, 2016 and June 30, 2016)	14,630	14,630
Retained earnings	29,006	28,432
Treasury stock, at cost (130,606 and 130,375 common shares as of September 30, 2016 and June 30, 2016, respectively)	(1,658)	(1,658)
Accumulated other comprehensive income	2,042	2,389
Total shareholders’ equity	44,020	43,793
Total liabilities and shareholders’ equity	$433,424	$430,390

See accompanying notes to consolidated financial statements

CONSUMERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months ended September 30,
(Dollars in thousands, except per share amounts)	2016	2015

Interest income
Loans, including fees	$3,184	$2,795
Securities, taxable	402	457
Securities, tax-exempt	351	344
Federal funds sold and other interest bearing deposits	30	24
Total interest income	3,967	3,620
Interest expense
Deposits	170	176
Short-term borrowings	12	8
Federal Home Loan Bank advances	58	43
Total interest expense	240	227
Net interest income	3,727	3,393
Provision for loan losses	136	92
Net interest income after provision for loan losses	3,591	3,301

Non-interest income
Service charges on deposit accounts	330	314
Debit card interchange income	251	234
Bank owned life insurance income	49	46
Securities gains, net	103	35
Other	115	106
Total non-interest income	848	735
Non-interest expenses
Salaries and employee benefits	1,738	1,732
Occupancy and equipment	452	342
Data processing expenses	145	144
Professional and director fees	132	97
FDIC assessments	55	58
Franchise taxes	84	82
Marketing and advertising	79	93
Telephone and network communications	81	75
Debit card processing expenses	133	116
Other	387	398
Total non-interest expenses	3,286	3,137
Income before income taxes	1,153	899
Income tax expense	252	172
Net income	$901	$727

Basic and diluted earnings per share	$0.33	$0.27

See accompanying notes to consolidated financial statements

CONSUMERS BANCORP, INC.

Consolidated statements of comprehensive income

(Unaudited)

(Dollars in thousands)
	Three Months ended September 30,
	2016	2015

Net income	$901	$727

Other comprehensive income (loss), net of tax:
Net change in unrealized gains (losses) on securities available-for-sale:

Unrealized gains (losses) arising during the period	(423)	813
Reclassification adjustment for gains included in income	(103)	(35)
Net unrealized gain (losses)	(526)	778
Income tax effect	179	(264)
Other comprehensive income (losses)	(347)	514

Total comprehensive income	$554	$1,241

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share data)
	Three Months ended September 30,
	2016	2015

Balance at beginning of period	$43,793	$41,466

Net income	901	727
Other comprehensive income (loss)	(347)	514
231 and 248 Dividend reinvestment plan shares associated with forfeited and expired restricted stock awards retired to treasury stock during the three months ended September 30, 2015 and 2016, respectively	—	—
Common cash dividends	(327)	(328)

Balance at the end of the period	$44,020	$42,379

Common cash dividends per share	$0.12	$0.12

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)	Three Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net cash from operating activities	$581	$1,021

Cash flow from investing activities
Securities available-for-sale
Purchases	(3,229)	(7,438)
Maturities, calls and principal pay downs	5,796	5,346
Proceeds from sales of available-for-sale securities	1,789	1,990
Securities held-to-maturity
Purchases	(1,000)	—
Principal pay downs	95	90
Net (increase) decrease in certificates of deposits in other financial institutions	250	(1,443)
Net increase in loans	(4,237)	(5,443)
Acquisition of premises and equipment	(191)	(962)
Net cash from investing activities	(727)	(7,860)

Cash flow from financing activities
Net increase in deposit accounts	6,323	7,895
Net change in short-term borrowings	1,417	2,391
Proceeds from Federal Home Loan Bank advances	9,700	—
Repayments of Federal Home Loan Bank advances	(14,615)	(15)
Dividends paid	(327)	(328)
Net cash from financing activities	2,498	9,943

Increase in cash or cash equivalents	2,352	3,104

Cash and cash equivalents, beginning of period	10,181	10,544
Cash and cash equivalents, end of period	$12,533	$13,648

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$242	$229
Federal income taxes	—	200
Non-cash items:
Transfer from loans to other real estate owned	10	38
Expired and forfeited dividend reinvestment plan shares associated with restricted stock awards that were retired to treasury stock	4	4

See accompanying notes to consolidated financial statements.

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

Basis of Presentation: The consolidated financial statements for interim periods are unaudited and reflect all adjustments (consisting of only normal recurring adjustments), which, in the opinion of management, are necessary to present fairly the financial position and results of operations and cash flows for the periods presented. The unaudited financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by accounting principles generally accepted in the United States of America. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s Form 10-K for the year ended June 30, 2016. The results of operations for the interim period disclosed herein are not necessarily indicative of the results that may be expected for a full year.

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

CONSUMER BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 2 – Securities

Available –for-Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2016
Obligations of U.S. government-sponsored entities and agencies	$10,078	$250	$—	$10,328
Obligations of state and political subdivisions	54,131	1,737	(9)	55,859
Mortgage-backed securities – residential	54,013	832	(33)	54,812
Mortgage-backed securities– commercial	1,479	24	—	1,503
Collateralized mortgage obligations– residential	5,360	29	(1)	5,388
Pooled trust preferred security	154	266	—	420

Total available-for-sale securities	$125,215	$3,138	$(43)	$128,310

Held-to-Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
September 30, 2016
Obligations of state and political subdivisions	$4,399	$111	$—	$4,510

Available–for-Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2016
Obligations of U.S. government-sponsored entities and agencies	$9,682	$362	$—	$10,044
Obligations of state and political subdivisions	53,952	2,010	(8)	55,954
Mortgage-backed securities – residential	58,702	920	(26)	59,596
Mortgage-backed securities – commercial	1,485	41	—	1,526
Collateralized mortgage obligations - residential	5,774	49	(3)	5,820
Pooled trust preferred security	153	276	—	429

Total available-for-sale securities	$129,748	$3,658	$(37)	$133,369

CONSUMER BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Held-to-Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
June 30, 2016
Obligations of state and political subdivisions	$3,494	$125	$—	$3,619

Proceeds from the sale of available-for-sale securities were as follows:

	Three Months Ended September 30,
	2016	2015
Proceeds from sales	$1,789	$1,990
Gross realized gains	103	35
Gross realized losses	—	—

The income tax provision applicable to these net realized gains amounted to $35 for the three months ended September 30, 2016 and $12 for the three months ended September 30, 2015.

The amortized cost and fair values of debt securities at September 30, 2016, by expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, collateralized mortgage obligations and the pooled trust preferred security are shown separately.

Available-for-Sale	Amortized Cost	Estimated Fair Value
Due in one year or less	$3,697	$3,724
Due after one year through five years	14,804	15,287
Due after five years through ten years	27,972	28,917
Due after ten years	17,736	18,259
Total	64,209	66,187

U.S. Government-sponsored mortgage-backed and related securities	60,852	61,703
Pooled trust preferred security	154	420
Total available-for-sale securities	$125,215	$128,310

Held-to-Maturity

Due after five years through ten years	674	702
Due after ten years	3,725	3,808
Total held-to-maturity securities	$4,399	$4,510

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table summarizes the securities with unrealized losses at September 30, 2016 and June 30, 2016, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or more		Total
Available-for-sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2016
Obligations of states and political subdivisions	$2,018	$(6)	$275	$(3)	$2,293	$(9)
Mortgage-backed securities - residential	7,573	(15)	3,427	(18)	11,000	(33)
Collateralized mortgage obligations – residential816(1)——816(1)	—	—	1,103	(1)	1,103	(1)

Total temporarily impaired	$9,591	$(21)	$4,805	$(22)	$14,396	$(43)

	Less than 12 Months		12 Months or more		Total
Available-for-sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2016
Obligations of states and political subdivisions	$572	$(6)	$641	$(2)	$1,213	$(8)
Mortgage-backed securities - residential	4,899	(12)	4,836	(14)	9,735	(26)
Collateral mortgage obligation - residential	—	—	1,212	(3)	1,212	(3)

Total temporarily impaired	$5,471	$(18)	$6,689	$(19)	$12,160	$(37)

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

CONSUMER BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The unrealized losses within the securities portfolio as of September 30, 2016 have not been recognized into income because the decline in fair value is not attributed to credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery. The decline in fair value of the mortgage-backed securities, obligations of state and political subdivisions and collateralized mortgage obligations is largely due to changes in interest rates. The fair value is expected to recover as the securities approach maturity. The mortgage-backed securities and collateralized mortgage obligations were primarily issued by Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support. The Corporation does not own any private label mortgage-backed securities.

Note 3 – Loans

Major classifications of loans were as follows:

	September 30,	June 30,
	2016	2016
Commercial	$44,855	$43,156
Commercial real estate:
Construction	7,170	7,755
Other	153,375	152,766
1 – 4 Family residential real estate:
Owner occupied	32,150	31,091
Non-owner occupied	15,093	14,438
Construction	2,348	1,269
Consumer	5,496	5,803
Subtotal	260,487	256,278
Allowance for loan losses	(3,684)	(3,566)
Net Loans	$256,803	$252,712

CONSUMERS BANCORP, INC.

Notes to Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Loans presented above are net of deferred loan fees and costs of $342 and $360 for September 30, 2016 and June 30, 2016, respectively.

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2016:

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total

Allowance for loan losses:
Beginning balance	$505	$2,518	$402	$141	$3,566
Provision for loan losses	5	125	27	(21)	136
Loans charged-off	—	—	(21)	(4)	(25)
Recoveries	—	—	3	4	7
Total ending allowance balance	$510	$2,643	$411	$120	$3,684

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2015:

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total

Allowance for loan losses:
Beginning balance	$316	$1,660	$289	$167	$2,432
Provision for loan losses	71	70	(11)	(38)	92
Loans charged-off	—	(3)	—	(18)	(21)
Recoveries	—	—	—	11	11
Total ending allowance balance	$387	$1,727	$278	$122	$2,514

CONSUMERS BANCORP, INC.

Notes to Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2016. Included in the recorded investment in loans is $578 of accrued interest receivable.

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$895	$6	$—	$901
Collectively evaluated for impairment	510	1,748	405	120	2,783
Total ending allowance balance	$510	$2,643	$411	$120	$3,684

Recorded investment in loans:
Loans individually evaluated for impairment	$—	$2,612	$510	$—	$3,122
Loans collectively evaluated for impairment	44,953	158,277	49,206	5,507	257,943
Total ending loans balance	$44,953	$160,889	$49,716	$5,507	$261,065

CONSUMERS BANCORP, INC.

Notes to Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2016. Included in the recorded investment in loans is $549 of accrued interest receivable net of deferred loans fees and cost of $360.

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

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents information related to average recorded investment and interest income associated with loans individually evaluated for impairment by class of loans as of September 30, 2016 and for the three months ended September 30, 2016:

	As of September 30, 2016			Three Months ended September 30, 2016
	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial	$—	$—	$—	$660	$80	$80
Commercial real estate:
Construction	16	16	—	329	6	6
Other	62	62	—	1,555	105	105
1-4 Family residential real estate:
Owner occupied	127	127	—	127	—	—
Non-owner occupied	207	206	—	208	—	—
With an allowance recorded:
Commercial real estate:
Other	2,728	2,534	895	2,449	8	8
1-4 Family residential real estate:
Owner occupied	176	177	6	177	2	2
Total	$3,316	$3,122	$901	$5,505	$201	$201

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents information related to loans individually evaluated for impairment by class of loans as of June 30, 2016 and for the three months ended September 30, 2015:

	As of June 30, 2016			Three Months ended September 30, 2015
	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial	$1,033	$1,029	$—	$—	$—	$—
Commercial real estate:
Construction	386	384	—	12	—	—
Other	2,121	2,106	—	2,059	—	—
1-4 Family residential real estate:
Owner occupied	175	174	—	267	—	—
Non-owner occupied	722	407	—	77	—	—
With an allowance recorded:
Commercial real estate:
Other	2,802	2,615	868	894	9	9
1-4 Family residential real estate:
Owner occupied	177	177	6	122	2	2
Non-owner occupied	—	—	—	458	4	4
Total	$7,416	$6,892	$874	$3,889	$15	$15

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the recorded investment in non-accrual and loans past due over 90 days still on accrual by class of loans as of September 30, 2016 and June 30, 2016:

	September 30, 2016		June 30, 2016
		Loans Past Due		Loans Past Due
		Over 90 Days		Over 90 Days
		Still		Still
	Non-accrual	Accruing	Non-accrual	Accruing
Commercial	$—	$—	$1,009	$—
Commercial real estate:
Construction	16	—	384	—
Other	1,945	—	4,000	—
1 – 4 Family residential:
Owner occupied	187	—	234	—
Non-owner occupied	206	—	407	—
Consumer	—	—	—	—
Total	$2,354	$—	$6,034	$—

Non-accrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the aging of the recorded investment in past due loans as of September 30, 2016 by class of loans:

	Days Past Due
	30 - 59	60 - 89	90 Days or	Total	Loans Not
	Days	Days	Greater	Past Due	Past Due	Total
Commercial	$—	$—	$—	$—	$44,953	$44,953
Commercial real estate:
Construction	—	—	—	—	7,182	7,182
Other	—	—	1,578	1,578	152,129	153,707
1-4 Family residential:
Owner occupied	11	—	187	198	32,035	32,233
Non-owner occupied	—	—	—	—	15,132	15,132
Construction	—	—	—	—	2,351	2,351
Consumer	5	9	—	14	5,493	5,507
Total	$16	$9	$1,765	$1,790	$259,275	$261,065

The above table of past due loans includes the recorded investment in non-accrual loans of $1,765 in the 90 days or greater category and $589 in the loans not past due category.

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

Troubled Debt Restructurings:

As of September 30, 2016, the recorded investment of loans classified as troubled debt restructurings was $768 with $38 of specific reserves allocated to these loans. As of September 30, 2016, the Corporation had not committed to lend any additional amounts to customers with outstanding loans that are classified as troubled debt restructurings. As of June 30, 2016, the recorded investment of loans classified as troubled debt restructurings was $3,529 with $43 of specific reserves allocated to these loans. As of June 30, 2016, the Corporation had committed to lend any additional $207 to customers with outstanding loans that were classified as troubled debt restructurings.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

During the three months ended September 30, 2016 and 2015 there were no loan modifications completed that were classified as troubled debt restructurings. There were no charge offs from troubled debt restructurings that were completed during the three month periods ended September 30, 2016 and 2015.

There were no loans classified as troubled debt restructurings for which there was a payment default within 12 months following the modification during the three month periods ended September 30, 2016 and 2015. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

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

	As of September 30, 2016
		Special			Not
	Pass	Mention	Substandard	Doubtful	Rated
Commercial	$37,910	$6,461	$74	$—	$508
Commercial real estate:
Construction	7,118	—	—	16	48
Other	147,315	2,377	1,827	1,945	243
1-4 Family residential real estate:
Owner occupied	3,357	71	346	47	28,412
Non-owner occupied	14,111	182	272	206	361
Construction	760	—	—	—	1,591
Consumer	161	—	5	—	5,341
Total	$210,732	$9,091	$2,524	$2,214	$36,504

	As of June 30, 2016
		Special			Not
	Pass	Mention	Substandard	Doubtful	Rated
Commercial	$35,243	$6,190	$1,162	$—	$653
Commercial real estate:
Construction	7,305	—	384	—	75
Other	144,101	2,482	4,026	2,150	316
1-4 Family residential real estate:
Owner occupied	3,506	72	349	47	27,206
Non-owner occupied	12,999	406	486	196	387
Construction	235	—	—	—	1,035
Consumer	210	—	6	—	5,600
Total	$203,599	$9,150	$6,413	$2,393	$35,272

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

Assets and liabilities measured at fair value on a recurring basis are summarized below, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements at September 30, 2016 Using
	Balance at September 30, 2016	Level 1	Level 2	Level 3
Assets:
Obligations of U.S. government-sponsored entities and agencies	$10,328	$—	$10,328	$—
Obligations of states and political subdivisions	55,859	—	55,859	—
Mortgage-backed securities – residential	54,812	—	54,812	—
Mortgage-backed securities – commercial	1,503	—	1,503	—
Collateralized mortgage obligations - residential	5,388	—	5,388	—
Pooled trust preferred security	420	—	420	—

CONSUMERS BANCORP, INC.

 Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

		Fair Value Measurements at June 30, 2016 Using
	Balance at June 30, 2016	Level 1	Level 2	Level 3
Assets:
Obligations of U.S. government-sponsored entities and agencies	$10,044	$—	$10,044	$—
Obligations of states and political subdivisions	55,954	—	55,954	—
Mortgage-backed securities - residential	59,596	—	59,596	—
Mortgage-backed securities - commercial	1,526	—	1,526	—
Collateralized mortgage obligations - residential	5,820	—	5,820	—
Pooled trust preferred security	429	—	429	—

There were no transfers between Level 1 and Level 2 during the three month periods ended September 30, 2016 or 2015.

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

Financial assets and financial liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at September 30, 2016 Using
	Balance at September 30, 2016	Level 1	Level 2	Level 3
Impaired loans:
Commercial Real Estate - Other	$744	$—	$—	$744

CONSUMERS BANCORP, INC.

 Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

		Fair Value Measurements at June 30, 2016 Using
	Balance at June 30, 2016	Level 1	Level 2	Level 3
Impaired loans:
Commercial Real Estate - Other	$1,206	$—	$—	$1,206
1-4 Family residential real estate Non-owner occupied	197	—	—	197

Impaired loans, which are generally measured for impairment using the fair value of the collateral for collateral dependent loans, had a recorded investment of $1,531, with a valuation allowance of $787 at September 30, 2016. The resulting impact to the provision for loan losses was an increase of $41 being recorded for the three months ended September 30, 2016. As of June 30, 2016, the recorded investment of impaired loans was $2,150, with a valuation allowance of $747. The resulting impact to the provision for loan losses was a reduction of $3 being recorded for the three months ended September 30, 2015.

The following tables presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2016 and June 30, 2016:

September 30, 2016	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Impaired loans:
Commercial Real Estate – Other	$744	Bid Indications	N/A	0.0%	0.0%

June 30, 2016	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Impaired loans:
Commercial Real Estate – Other	$459	Settlement Contract	N/A	0.0%	0.0%
Commercial Real Estate – Other	$754	Bid Indications	N/A	0.0%	0.0%
1-4 Family residential real estate non-owner occupied	$197	Bid Indications	N/A	0.0%	0.0%

CONSUMERS BANCORP, INC.

 Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table shows the estimated fair values of financial instruments that are reported at amortized cost in the Corporation’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	September 30, 2016		June 30, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Level 1 inputs:
Cash and cash equivalents	$12,533	$12,533	$10,181	$10,181
Level 2 inputs:
Certificates of deposits in other financial institutions	5,656	5,656	5,906	5,906
Loans held for sale	1,810	1,850	1,048	1,067
Accrued interest receivable	1,303	1,303	1,077	1,077
Level 3 inputs:
Securities held-to-maturity	4,399	4,510	3,494	3,619
Loans, net	256,803	257,789	252,712	253,155
Financial Liabilities:
Level 2 inputs:
Demand and savings deposits	286,951	286,951	281,640	281,640
Time deposits	66,020	66,146	65,008	65,111
Short-term borrowings	20,546	20,546	19,129	19,129
Federal Home Loan Bank advances	12,366	12,377	17,281	17,486
Accrued interest payable	38	38	40	40

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

Time deposits: Fair value of fixed-maturity certificates of deposit was estimated using the rates offered at September 30, 2016 and June 30, 2016, for deposits of similar remaining maturities. Estimated fair value does not include the benefit that results from low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market resulting in a Level 2 classification.

Federal Home Loan Bank advances: Fair value of Federal Home Loan Bank advances was estimated using current rates at September 30, 2016 and June 30, 2016 for similar financing resulting in a Level 2 classification.

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

CONSUMERS BANCORP, INC.

 Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 5 – Earnings Per Share

Basic earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period and is equal to net income divided by the weighted average number of shares outstanding during the period.  Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares that may be issued upon the vesting of restricted stock awards.  There were no equity instruments that were anti-dilutive for the three months ended September 30, 2016 and 2015. The following table details the calculation of basic and diluted earnings per share:

	For the Three Months Ended September 30,
	2016	2015
Basic:
Net income available to common shareholders	$901	$727
Weighted average common shares outstanding	2,723,915	2,724,372
Basic income per share	$0.33	$0.27

Diluted:
Net income available to common shareholders	$901	$727
Weighted average common shares outstanding	2,723,915	2,724,372
Dilutive effect of restricted stock	4	189
Total common shares and dilutive potential common shares	2,723,919	2,724,561
Dilutive income per share	$0.33	$0.27

CONSUMERS BANCORP, INC.

Notes to the Consolidated Finanacial Statements

(Unaudited) (continued)

(Dollars in thousand, except per share amounts)

Note 6 –Accumulated Other Comprehensive Income

The components of other comprehensive income related to unrealized gains and losses on available-for-sale securities for the three month periods ended September 30, 2016 and 2015, were as follows:

	Pretax	Tax Effect	After-tax	Affected Line Item in Consolidated Statements of Income
Balance as of June 30, 2016	$3,621	$(1,232)	$2,389
Unrealized holding loss on available-for-sale securities arising during the period	(423)	144	(279)
Amounts reclassified from accumulated other comprehensive income	(103)	35	(68)	(a)(b)
Net current period other comprehensive income	(526)	179	(347)
Balance as of September 30, 2016	$3,095	$(1,053)	$2,042

Balance as of June 30, 2015	$1,363	$(464)	$899
Unrealized holding gain on available-for-sale securities arising during the period	813	(276)	537
Amounts reclassified from accumulated other comprehensive income	(35)	12	(23)	(a)(b)
Net current period other comprehensive income	778	(264)	514
Balance as of September 30, 2015	$2,141	$(728)	$1,413

(a) Securities gains, net

(b) Income tax expense

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share data)

General

The following is management’s analysis of the Corporation’s results of operations for the three months ended September 30, 2016, compared to the same period in 2015, and the consolidated balance sheet at September 30, 2016, compared to June 30, 2016. This discussion is designed to provide a more comprehensive review of the operating results and financial condition than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

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

Results of Operations

Three Months Ended September 30, 2016 and September 30, 2015

In the first quarter of fiscal year 2017, net income was $901, or $0.33 per common share, compared to $727, or $0.27 per common share for the three months ended September 30, 2015. The following are key highlights of our results of operations for the three months ended September 30, 2016:

●	net interest income increased by $334 to $3,727, or by 9.8%, in the first quarter of fiscal year 2017 from the same prior year period;
●	loan loss provision expense in the first quarter of fiscal year 2017 totaled $136 compared to $92 in the same prior year period;
●	non-interest income increased by $113, or 15.4%, in the first quarter of fiscal year 2017 from the same prior year period; and
●	non-interest expenses increased by $149, or 4.7%, in the first quarter of fiscal year 2017 from the same prior year period principally as a result of higher occupancy and equipment expenses.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operation (continued)

(Dollars in thousand, except per share data)

Return on average equity and return on average assets were 8.12% and 0.83%, respectively, for the first three months of fiscal year 2017 compared to 6.90% and 0.70%, respectively, for the same prior year period.

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

The Corporation’s net interest margin was 3.87% for the three months ended September 30, 2016, compared with 3.69% for the same period in 2015. FTE net interest income for the three months ended September 30, 2016 increased by $334, or 9.3%, to $3,908 from $3,574 for the same year ago period.

FTE interest income for the three months ended September 30, 2016 increased by $347, or 9.1%, from the same year ago period. The Corporation’s yield on average interest-earning assets was 4.10% for the three months ended September 30, 2016, an increase from 3.93% for the same period last year. Interest income was positively impacted by $191 as the result of the payoff of two loan relationships that were on non-accrual. Excluding the interest income recognized on the non-accrual loans, the yield on average interest-earning assets would have been 3.92% for the current quarter ended September 30, 2016. Interest expense for the three months ended September 30, 2016 increased by $13, or 5.7%, from the same year ago period. The Corporation’s cost of funds was 0.34% for the three months ended September 30, 2016 compared with 0.33% for the same year ago period.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operation (continued)

(Dollars in thousand, except per share data)

Average Balance Sheets and Analysis of Net Interest Income for the Three Months Ended September 30, (In thousands, except percentages)

	2016			2015
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Taxable securities	$75,967	$402	2.14%	$86,757	$457	2.12%
Nontaxable securities (1)	59,093	526	3.65	54,589	517	3.79
Loans receivable (1)	260,683	3,190	4.85	232,229	2,803	4.79
Interest bearing deposits and federal funds sold	8,651	30	1.38	11,784	24	0.81
Total interest-earning assets	404,394	4,148	4.10%	385,359	3,801	3.93%

Noninterest-earning assets	26,760			25,915

Total Assets	$431,154			$411,274

Interest-bearing liabilities:
NOW	$48,580	$17	0.14%	$47,751	$17	0.14%
Savings	133,512	31	0.09	136,764	30	0.09
Time deposits	66,006	122	0.73	65,393	129	0.78
Short-term borrowings	19,448	12	0.24	19,531	8	0.16
FHLB advances	15,124	58	1.52	6,265	43	2.72
Total interest-bearing liabilities	282,670	240	0.34%	275,704	227	0.33%

Noninterest-bearing liabilities:
Noninterest-bearing checking accounts	101,144			90,250
Other liabilities	3,321			3,406
Total liabilities	387,135			369,360
Shareholders’ equity	44,019			41,914

Total liabilities and shareholders’ equity	$431,154			$411,274

Net interest income, interest rate spread (1)		$3,908	3.76%		$3,574	3.60%

Net interest margin (net interest as a percent of average interest-earning assets) (1)			3.87%			3.69%

Federal tax exemption on non-taxable securities and loans included in interest income		$181			$181

Average interest-earning assets to interest-bearing liabilities	143.06%			139.77%

(1) calculated on a fully taxable equivalent basis

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operation (continued)

(Dollars in thousands, except per share data)

Provision for Loan Losses

The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable incurred credit losses in the Bank’s loan portfolio that have been incurred at each balance sheet date. For the three months ended September 30, 2016, the provision for loan losses was $136 compared to $92 for the same prior year period. For the three months ended September 30, 2016, net charge-offs totaled $18, or an annualized net charge-offs to total loan ratio of 0.03%, compared with $10, or 0.02% of total loans, for the same period last year. The allowance for loan losses as a percentage of loans was 1.41% at September 30, 2016 and 1.39% at June 30, 2016.

The provision for loan losses for the period ended September 30, 2016 was considered sufficient by management for maintaining an appropriate allowance for probable incurred credit losses.

Non-Interest Income

Non-interest income increased by $113 for the first quarter of fiscal year 2017 from the same period last year. In the first quarter of fiscal year 2017, a $103 net gain was recognized from the sale of securities compared with a $35 net gain in the same prior year period.

Non-Interest Expenses

Total non-interest expenses increased to $3,286, or by 4.7%, during the first quarter of fiscal year 2017, compared with $3,137 during the same year ago period. Occupancy and equipment expenses increased by $110, or 32.2%, during the first quarter of fiscal year 2017 from the same period last year primarily as a result of an increase in building depreciation expense and real estate taxes since the new branch and corporate office facility in Minerva, Ohio was completed during the third fiscal quarter of 2016.

Income Taxes

Income tax expense for the three months ended September 30, 2016 increased by $80, to $252 compared to a year ago. The effective tax rate was 21.9% for the current quarter as compared to 19.1% for the same period last year.

The effective tax rate differed from the federal statutory rate principally as a result of tax-exempt income from obligations of states and political subdivisions, loans and earnings on bank owned life insurance.

Financial Condition

Total assets at September 30, 2016 were $433,424 compared to $430,390 at June 30, 2016, an increase of $3,034, or an annualized 2.8%.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Total loans increased by $4,209, or an annualized 6.6%, from $256,278 at June 30, 2016 to $260,487 at September 30, 2016. The growth in loans was primarily attributed to the investments in two newer loan production offices in the Stow and Wooster, Ohio markets as well as additions in commercial loan staff. The loan growth was primarily funded by an increase of $6,323, or an annualized 7.3%, in total deposits.

Non-Performing Assets

The following table presents the aggregate amounts of non-performing assets and respective ratios as of the dates indicated.

	September 30,	June 30,	September 30,
	2016	2016	2015
Non-accrual loans	$2,354	$6,034	$3,244
Loans past due over 90 days and still accruing	—	—	—
Total non-performing loans	2,354	6,034	3,244
Other real estate owned	10	—	38
Total non-performing assets	$2,364	$6,034	$3,282

Non-performing loans to total loans	0.90%	2.35%	1.39%
Allowance for loan losses to total non-performing loans	156.50%	59.10%	77.50%

Non-accrual loans decreased from June 30, 2016 primarily as a result of receiving full payoff of two loan relationships with a recorded investment of $3.1 million. As of September 30, 2016, impaired loans totaled $3,122, of which $2,354 are included in non-accrual loans. Commercial and commercial real estate loans are classified as impaired if management determines that full collection of principal and interest, in accordance with the terms of the loan documents, is not probable. Impaired loans and non-performing loans have been considered in management’s analysis of the appropriateness of the allowance for loan losses. Management and the Board of Directors are closely monitoring these loans and believe that the prospects for recovery of principal and interest, less identified specific reserves, are favorable.

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

(Dollars in thousands, except per share data)

Net cash inflow from operating activities for the three months ended September 30, 2016 was $581, net cash outflows from investing activities was $727 and net cash inflows from financing activities was $2,498. A major source of cash was $7,585 from sales, maturities, calls or principal pay downs on available-for-sale securities, a $6,323 increase in deposits and a net increase of $1,417 in short-term borrowings. A major use of cash included the $4,229 purchase of securities and $4,237 increase in loans. Total cash and cash equivalents was $12,533 as of September 30, 2016 compared to $10,181 at June 30, 2016 and $13,648 at September 30, 2015.

The Bank offers several types of deposit products to its customers. The rates offered by the Bank and the fees charged for them are competitive with others currently available in the market area. Deposits totaled $352,971 at September 30, 2016 compared with $346,648 at June 30, 2016.

To provide an additional source of liquidity, the Corporation has entered into an agreement with the FHLB of Cincinnati. At September 30, 2016, advances from the FHLB of Cincinnati totaled $12,366 as compared with $17,281 at June 30, 2016. As of September 30, 2016, the Bank had the ability to borrow an additional $14,277 from the FHLB of Cincinnati based on a blanket pledge of qualifying first mortgage and multi-family loans. The Corporation considers the FHLB of Cincinnati to be a reliable source of liquidity funding, secondary to its deposit base.

Short-term borrowings consisted of repurchase agreements, which is a financing arrangement that matures daily, and federal funds purchased from correspondent banks. The Bank pledges securities as collateral for the repurchase agreements. Short-term borrowings increased to $20,546 at September 30, 2016 from $19,129 at June 30, 2016.

Jumbo time deposits (those with balances of $100 and over) totaled $27,174 at September 30, 2016 and $26,879 at June 30, 2016. These deposits are monitored closely by the Corporation and are mainly priced on an individual basis. When these deposits are from a municipality, certain bank-owned securities are pledged to guarantee the safety of these public fund deposits as required by Ohio law. The Corporation has the option to use a fee-paid broker to obtain deposits from outside its normal service area as an additional source of funding. The Corporation, however, does not rely upon these deposits as a primary source of funding. Although management monitors interest rates on an ongoing basis, a quarterly rate sensitivity report is used to determine the effect of interest rate changes on the financial statements. In the opinion of management, enough assets or liabilities could be repriced over the near term (up to three years) to compensate for such changes. The spread on interest rates, or the difference between the average earning assets and the average interest-bearing liabilities, is monitored quarterly.

Off-Balance Sheet Arrangements

In the normal course of business, to meet the financial needs of our customers, we are a party to financial instruments with off-balance sheet risk. These financial instruments generally include commitments to originate mortgage, commercial and consumer loans, and involve to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the Consolidated Balance Sheets. The maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments. Since commitments to extend credit have a fixed expiration date or other termination clause, some commitments will expire without being drawn upon and the total commitment amounts does not necessarily represent future cash requirements. The same credit policies are used in making commitments as are used for on-balance sheet instruments and collateral is required in instances where deemed necessary. Undisbursed balances of loans closed include funds not disbursed but committed for construction projects. Unused lines of credit include funds not disbursed, but committed for, home equity, commercial and consumer lines of credit. Financial standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Total unused commitments were $47,703 at September 30, 2016 and $47,728 at June 30, 2016.

Capital Resources

Total shareholders’ equity increased to $44,020 as of September 30, 2016 from $43,793 as of June 30, 2016. The increase was the result of $901 in net income during the first quarter of the 2017 fiscal year, which was partially offset by $327 in cash dividends paid and a net reduction of $347 in accumulated other comprehensive income from a decline in unrealized gains on available-for-sale securities.

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

(Dollars in thousands, except per share data)

The Bank’s leverage, common equity tier 1 capital and total capital ratios as of September 30, 2016 were 9.44%, 13.46% and 14.69%, respectively. This compares to leverage, common equity tier 1 capital and total risk-based capital ratios of 9.25%, 13.37% and 14.58%, respectively, as of June 30, 2016. The Bank exceeded minimum regulatory capital requirements to be considered well-capitalized for both periods. Management is not aware of any matters occurring subsequent to September 30, 2016 that would cause the Bank’s capital category to change.

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

The Corporation has identified the appropriateness of the allowance for loan losses as a critical accounting policy and an understanding of this policy is necessary to understand the financial statements. Critical accounting policies are those policies that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Note one (Summary of Significant Accounting Policies - Allowance for Loan Losses), note three (Loans) and Management’s Discussion and Analysis of Financial Condition and Results of Operation (Critical Accounting Policies and Use of Significant Estimates) of the 2016 Form 10-K provide detail with regard to the Corporation’s accounting for the allowance for loan losses. There have been no significant changes in the application of accounting policies since June 30, 2016.

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

(Dollars in thousands, except per share data)

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by the report, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15e. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2016.

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

Exhibit 101

The following materials from Consumers Bancorp, Inc.’s Form 10-Q Report for the quarterly period ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language) include: (1) Unaudited Consolidated Balance Sheets, (2) Unaudited Consolidated Statements of Income, (3) Unaudited Consolidated Statements of Comprehensive Income, (4) Unaudited Consolidated Statement of Changes in Shareholders’ Equity, (5) Unaudited Condensed Consolidated Statements of Cash Flows, and (6) the Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMERS BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSUMERS BANCORP, INC.
(Registrant)

Date:	November 14, 2016	/s/ Ralph J. Lober
Ralph J. Lober, II
President & Chief Executive Officer
(principal executive officer)

Date:	November 14, 2016	/s/ Renee K. Wood
Renee K. Wood
Chief Financial Officer & Treasurer
(principal financial officer)