Form 10-Q
period 2016-12-31
CONSUMERS BANCORP INC /OH/
filed 2017-02-14
CIK 1006830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15 (d) or the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2016

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CommonStock,no par value	Outstanding at February 10, 2017 2,724,956 Common Shares

CONSUMERS BANCORP, INC. FORM 10-Q QUARTER ENDED December 31, 2016

Table of Contents
Page Number (s)
Part I – Financial Information
Item 1 – Financial Statements (Unaudited)
Consolidated Balance Sheets at December 31, 2016 and June 30, 2016	1

Consolidated Statements of Income for the three and six months ended December 31, 2016 and 2015	2

Consolidated Statements of Comprehensive Income for the three and six months ended December 31, 2016 and 2015	3

Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended December 31, 2016 and 2015	4

Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2016 and 2015	5

Notes to the Consolidated Financial Statements	6-30

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	31-40

Item 3 – Not Applicable for Smaller Reporting Companies

Item 4 – Controls and Procedures	41
Part II – Other Information
Item 1 – Legal Proceedings	42

Item 1A – Not Applicable for Smaller Reporting Companies

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 3 – Defaults Upon Senior Securities	42

Item 4 – Mine Safety Disclosure	42

Item 5 – Other Information	42

Item 6 – Exhibits	42

Signatures	43

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

CONSUMERS BANCORP, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in thousands, except per share data)	December 31, 2016	June 30, 2016
ASSETS
Cash on hand and noninterest-bearing deposits in financial institutions	$8,139	$8,164
Federal funds sold and interest-bearing deposits in financial institutions	2,711	2,017
Total cash and cash equivalents	10,850	10,181
Certificates of deposit in other financial institutions	4,916	5,906
Securities, available-for-sale	131,285	133,369
Securities, held-to-maturity (fair value of $4,293 at December 31, 2016 and $3,619 at June 30, 2016)	4,296	3,494
Federal bank and other restricted stocks, at cost	1,396	1,396
Loans held for sale	1,774	1,048
Total loans	264,804	256,278
Less allowance for loan losses	(3,123)	(3,566)
Net loans	261,681	252,712
Cash surrender value of life insurance	8,930	6,819
Premises and equipment, net	13,451	13,585
Accrued interest receivable and other assets	2,856	1,880
Total assets	$441,435	$430,390

LIABILITIES
Deposits
Non-interest bearing demand	$100,161	$98,224
Interest bearing demand	48,991	48,810
Savings	140,123	134,606
Time	66,170	65,008
Total deposits	355,445	346,648

Short-term borrowings	19,352	19,129
Federal Home Loan Bank advances	20,976	17,281
Accrued interest and other liabilities	3,452	3,539
Total liabilities	399,225	386,597
Commitments and contingent liabilities

SHAREHOLDERS’ EQUITY
Preferred stock (no par value, 350,000 shares authorized, none outstanding)	—	—
Common stock (no par value, 3,500,000 shares authorized; 2,854,133 shares issued as of December 31, 2016 and June 30, 2016)	14,630	14,630
Retained earnings	29,405	28,432
Treasury stock, at cost (130,606 and 130,375 common shares as of December 31, 2016 and June 30, 2016, respectively)	(1,662)	(1,658)
Accumulated other comprehensive income	(163)	2,389
Total shareholders’ equity	42,210	43,793
Total liabilities and shareholders’ equity	$441,435	$430,390

See accompanying notes to consolidated financial statements

CONSUMERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months ended December 31,		Six Months ended December 31,
(Dollars in thousands, except per share amounts)	2016	2015	2016	2015

Interest income
Loans, including fees	$3,022	$2,789	$6,206	$5,584
Securities, taxable	377	488	779	945
Securities, tax-exempt	357	351	708	695
Federal funds sold and other interest bearing deposits	30	30	60	54
Total interest income	3,786	3,658	7,753	7,278
Interest expense
Deposits	183	171	353	347
Short-term borrowings	11	10	23	18
Federal Home Loan Bank advances	56	40	114	83
Total interest expense	250	221	490	448
Net interest income	3,536	3,437	7,263	6,830
Provision for loan losses	140	192	276	284
Net interest income after provision for loan losses	3,396	3,245	6,987	6,546

Non-interest income
Service charges on deposit accounts	314	320	644	634
Debit card interchange income	285	240	536	474
Bank owned life insurance income	63	49	112	95
Securities gains, net	22	—	125	35
Loss on disposition of other real estate owned	(3)	—	(3)	—
Other	116	113	231	219
Total non-interest income	797	722	1,645	1,457

Non-interest expenses
Salaries and employee benefits	1,790	1,746	3,528	3,478
Occupancy and equipment	478	352	930	694
Data processing expenses	145	143	290	287
Debit card processing expenses	149	115	282	231
Professional and director fees	146	177	278	274
FDIC assessments	46	70	101	128
Franchise taxes	84	83	168	165
Marketing and advertising	65	79	144	172
Telephone and network communications	76	75	157	150
Other	347	366	734	764
Total non-interest expenses	3,326	3,206	6,612	6,343
Income before income taxes	867	761	2,020	1,660
Income tax expense	145	122	397	294
Net income	$722	$639	$1,623	$1,366

Basic and diluted earnings per share	$0.27	$0.23	$0.60	$0.50

See accompanying notes to consolidated financial statements

CONSUMERS BANCORP, INC.

Consolidated statements of comprehensive income

(Unaudited)

(Dollars in thousands)	Three Months ended December 31,		Six Months ended December 31,
	2016	2015	2016	2015

Net income	$722	$639	$1,623	$1,366

Other comprehensive income (loss), net of tax:
Net change in unrealized gains (losses) on securities available-for-sale:

Unrealized gains (losses) arising during the period	(3,319)	(410)	(3,742)	403
Reclassification adjustment for gains included in income	(22)	—	(125)	(35)
Net unrealized gain (losses)	(3,341)	(410)	(3,867)	368
Income tax effect	1,136	139	1,315	(125)
Other comprehensive income (losses)	(2,205)	(271)	(2,552)	243

Total comprehensive income (loss)	$(1,483)	$368	$(929)	$1,609

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(Dollars in thousands, except per share data)	Three Months ended December 31,		Six Months ended December 31,
	2016	2015	2016	2015

Balance at beginning of period	$44,020	$42,379	$43,793	$41,466

Net income	722	639	1,623	1,366
Other comprehensive income (loss)	(2,205)	(271)	(2,552)	243
231 Dividend reinvestment plan shares associated with forfeited and expired restricted stock awards retired to treasury stock during the six months ended December 31, 2016 and 27 and 275 shares during the three and six months ended December 31, 2015, respectively	—	—	—	—
Common cash dividends	(327)	(327)	(654)	(655)

Balance at the end of the period	$42,210	$42,420	$42,210	$42,420

Common cash dividends per share	$0.12	$0.12	$0.24	$0.24

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)	Six Months Ended December 31,
	2016	2015
Cash flows from operating activities
Net cash from operating activities	$2,152	$2,068

Cash flow from investing activities
Securities available-for-sale
Purchases	(17,368)	(14,993)
Maturities, calls and principal pay downs	11,753	12,712
Proceeds from sales of available-for-sale securities	3,383	1,990
Securities held-to-maturity
Purchases	(1,000)	—
Principal pay downs	198	125
Net (increase) decrease in certificates of deposits in other financial institutions	990	(945)
Net increase in loans	(9,255)	(12,649)
Purchase of Bank owned life insurance	(2,000)	—
Acquisition of premises and equipment	(252)	(1,967)
Sale of other real estate owned	7	—
Net cash from investing activities	(13,544)	(15,727)

Cash flow from financing activities
Net increase in deposit accounts	8,797	9,671
Net change in short-term borrowings	223	(184)
Proceeds from Federal Home Loan Bank advances	18,325	4,700
Repayments of Federal Home Loan Bank advances	(14,630)	(529)
Dividends paid	(654)	(655)
Net cash from financing activities	12,061	13,003

Increase (decrease) in cash or cash equivalents	669	(656)

Cash and cash equivalents, beginning of period	10,181	10,544
Cash and cash equivalents, end of period	$10,850	$9,888

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$484	$449
Federal income taxes	150	475
Non-cash items:
Transfer from loans to other real estate owned	10	38
Expired and forfeited dividend reinvestment plan shares associated with restricted stock awards that were retired to treasury stock	4	5

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

Recently Issued Accounting Pronouncements Not Yet Effective: In June 2016, FASB Issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  This ASU adds a new Topic 326 to the Codification and removes the thresholds that companies apply to measure credit losses on financial instruments measured at amortized cost, such as loans, receivables, and held-to-maturity debt securities. Under current U.S. GAAP, companies generally recognize credit losses when it is probable that the loss has been incurred. The revised guidance will remove all current loss recognition thresholds and will require companies to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the corporation expects to collect over the instrument’s contractual life. ASU 2016-13 also amends the credit loss measurement guidance for available-for-sale debt securities and beneficial interests in securitized financial assets. The guidance in ASU 2016-13 is effective for “public business entities,” as defined, that are SEC filers for fiscal years and for interim periods with those fiscal years beginning after December 15, 2019. Early adoption of the guidance is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Management is currently evaluating the impact of the adoption of this guidance on the Corporation’s consolidated financial statements and it is too early to estimate any impact.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 2 – Securities

Available –for-Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

December 31, 2016
Obligations of U.S. government-sponsored entities and agencies	$10,081	$69	$(89)	$10,061
Obligations of state and political subdivisions	56,809	520	(668)	56,661
Mortgage-backed securities – residential	56,055	294	(506)	55,843
Mortgage-backed securities– commercial	1,472	—	(3)	1,469
Collateralized mortgage obligations– residential	6,960	3	(132)	6,831
Pooled trust preferred security	154	266	—	420

Total available-for-sale securities	$131,531	$1,152	$(1,398)	$131,285

Held-to-Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

December 31, 2016
Obligations of state and political subdivisions	$4,296	$8	$(11)	$4,293

Available–for-Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

June 30, 2016
Obligations of U.S. government-sponsored entities and agencies	$9,682	$362	$—	$10,044
Obligations of state and political subdivisions	53,952	2,010	(8)	55,954
Mortgage-backed securities – residential	58,702	920	(26)	59,596
Mortgage-backed securities – commercial	1,485	41	—	1,526
Collateralized mortgage obligations - residential	5,774	49	(3)	5,820
Pooled trust preferred security	153	276	—	429

Total available-for-sale securities	$129,748	$3,658	$(37)	$133,369

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Held-to-Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

June 30, 2016
Obligations of state and political subdivisions	$3,494	$125	$—	$3,619

Proceeds from the sale of available-for-sale securities were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Proceeds from sales	$1,594	$—	$3,383	$1,990
Gross realized gains	24	—	127	35
Gross realized losses	2	—	2	—

The income tax provision applicable to these net realized gains amounted to $8 and $43 for the three and six months ended December 31, 2016 and $12 for the six months ended December 31, 2015.

The amortized cost and fair values of debt securities at December 31, 2016, by expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, collateralized mortgage obligations and the pooled trust preferred security are shown separately.

Available-for-Sale	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,484	$1,493
Due after one year through five years	17,504	17,684
Due after five years through ten years	26,182	26,174
Due after ten years	21,720	21,371
Total	66,890	66,722

U.S. Government-sponsored mortgage-backed and related securities	64,487	64,143
Pooled trust preferred security	154	420
Total available-for-sale securities	$131,531	$131,285

Held-to-Maturity

Due after five years through ten years	638	645
Due after ten years	3,658	3,648
Total held-to-maturity securities	$4,296	$4,293

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table summarizes the securities with unrealized losses at December 31, 2016 and June 30, 2016, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or more		Total
Available-for-sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2016
Obligations of US government-sponsored entities and agencies	$6,303	$(89)	$—	$—	$6,303	$(89)
Obligations of states and political subdivisions	28,565	(663)	271	(5)	28,836	(668)
Mortgage-backed securities - residential	35,797	(449)	3,197	(57)	38,994	(506)
Mortgage-backed securities - commercial	1,469	(3)	—	—	1,469	(3)
Collateralized mortgage obligations – residential816(1)——816(1)	5,590	(117)	988	(15)	6,578	(132)

Total temporarily impaired	$77,724	$(1,321)	$4,456	$(77)	$82,180	$(1,398)

	Less than 12 Months		12 Months or more		Total
Held-to-Maturity	Amortized Cost	Gross Unrecognized Loss	Amortized Cost	Gross Unrecognized Loss	Amortized Cost	Gross Unrecognized Loss
December 31, 2016
Obligations of states and political subdivisions	$933	$(11)	$—	$—	$933	$(11)
Total temporarily impaired	$933	$(11)	$—	$—	$933	$(11)

	Less than 12 Months		12 Months or more		Total
Available-for-sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2016
Obligations of states and political subdivisions	$572	$(6)	$641	$(2)	$1,213	$(8)
Mortgage-backed securities - residential	4,899	(12)	4,836	(14)	9,735	(26)
Collateral mortgage obligation - residential	—	—	1,212	(3)	1,212	(3)
Total temporarily impaired	$5,471	$(18)	$6,689	$(19)	$12,160	$(37)

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

The unrealized losses within the securities portfolio as of December 31, 2016 have not been recognized into income because the decline in fair value is not attributed to credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery. The decline in fair value within the securities portfolio is largely due to changes in interest rates and the fair value is expected to recover as the securities approach maturity. The mortgage-backed securities and collateralized mortgage obligations were primarily issued by Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support. The Corporation does not own any private label mortgage-backed securities.

Note 3 – Loans

Major classifications of loans were as follows:

	December 31, 2016	June 30, 2016
Commercial	$41,938	$43,156
Commercial real estate:
Construction	8,831	7,755
Other	153,563	152,766
1 – 4 Family residential real estate:
Owner occupied	37,652	31,091
Non-owner occupied	14,489	14,438
Construction	2,981	1,269
Consumer	5,350	5,803
Subtotal	264,804	256,278
Allowance for loan losses	(3,123)	(3,566)
Net Loans	$261,681	$252,712

Loans presented above are net of deferred loan fees and costs of $310 and $360 for December 31, 2016 and June 30, 2016, respectively.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended December 31, 2016:

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total

Allowance for loan losses:
Beginning balance	$510	$2,643	$411	$120	$3,684
Provision for loan losses	(14)	157	51	(54)	140
Loans charged-off	—	(700)	(23)	(8)	(731)
Recoveries	1	—	26	3	30
Total ending allowance balance	$497	$2,100	$465	$61	$3,123

The following table presents the activity in the allowance for loan losses by portfolio segment for the six months ended December 31, 2016:

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total

Allowance for loan losses:
Beginning balance	$505	$2,518	$402	$141	$3,566
Provision for loan losses	(9)	282	78	(75)	276
Loans charged-off	—	(700)	(44)	(12)	(756)
Recoveries	1	—	29	7	37
Total ending allowance balance	$497	$2,100	$465	$61	$3,123

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended December 31, 2015:

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total

Allowance for loan losses:
Beginning balance	$387	$1,727	$278	$122	$2,514
Provision for loan losses	10	3	149	30	192
Loans charged-off	—	(2)	(120)	(33)	(155)
Recoveries	—	—	—	4	4
Total ending allowance balance	$397	$1,728	$307	$123	$2,555

The following table presents the activity in the allowance for loan losses by portfolio segment for the six months ended December 31, 2015:

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

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2016. Included in the recorded investment in loans is $614 of accrued interest receivable.

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$4	$56	$2	$—	$62
Collectively evaluated for impairment	493	2,044	463	61	3,061
Total ending allowance balance	$497	$2,100	$465	$61	$3,123

Recorded investment in loans:
Loans individually evaluated for impairment	$41	$1,482	$427	$—	$1,950
Loans collectively evaluated for impairment	41,992	161,271	54,843	5,362	263,468
Total ending loans balance	$42,033	$162,753	$55,270	$5,362	$265,418

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

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents information related to average recorded investment and interest income associated with loans individually evaluated for impairment by class of loans as of December 31, 2016 and for the six months ended December 31, 2016:

	As of December 31, 2016			Six Months ended December 31, 2016
	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial	$—	$—	$—	$330	$80	$80
Commercial real estate:
Construction	7	7	—	170	6	6
Other	1,779	891	—	1,081	105	105
1-4 Family residential real estate:
Owner occupied	127	127	—	127	—	—
Non-owner occupied	200	199	—	205	—	—
With an allowance recorded:
Commercial	41	41	4	7	—	—
Commercial real estate:
Other	583	584	56	2,030	15	15
1-4 Family residential real estate:
Owner occupied	101	101	2	139	3	3
Total	$2,838	$1,950	$62	$4,089	$209	$209

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents information related to average recorded investment and interest income associated with loans individually evaluated for impairment by class of loans for the three months ended December 31, 2016:

	Average	Interest	Cash Basis
	Recorded	Income	Interest
	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial real estate:
Construction	$10	$—	$—
Other	607	—	—
1-4 Family residential real estate:
Owner occupied	127	—	—
Non-owner occupied	202	—	—
With an allowance recorded:
Commercial	14	—	—
Commercial real estate:
Other	1,612	7	7
1-4 Family residential real estate:
Owner occupied	101	1	1
Total	$2,673	$8	$8

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents information related to average recorded investment and interest income associated with loans individually evaluated for impairment by class of loans as of June 30, 2016 and for the six months ended December 31, 2015:

	As of June 30, 2016			Six Months ended December 31, 2015
	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial	$1,033	$1,029	$—	$—	$—	$—
Commercial real estate:
Construction	386	384	—	17	—	—
Other	2,121	2,106	—	2,177	—	—
1-4 Family residential real estate:
Owner occupied	175	174	—	282	—	—
Non-owner occupied	722	407	—	341	—	—
With an allowance recorded:
Commercial real estate:
Other	2,802	2,615	868	984	18	18
1-4 Family residential real estate:
Owner occupied	177	177	6	188	4	4
Non-owner occupied	—	—	—	229	4	4
Total	$7,416	$6,892	$874	$4,218	$26	$26

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

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the recorded investment in non-accrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2016 and June 30, 2016:

	December 31, 2016		June 30, 2016
		Loans Past Due		Loans Past Due
		Over 90 Days		Over 90 Days
		Still		Still
	Non-accrual	Accruing	Non-accrual	Accruing
Commercial	$41	$—	$1,009	$—
Commercial real estate:
Construction	7	—	384	—
Other	1,229	—	4,000	—
1 – 4 Family residential:
Owner occupied	112	—	234	—
Non-owner occupied	200	—	407	—
Consumer	—	—	—	—
Total	$1,589	$—	$6,034	$—

Non-accrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the aging of the recorded investment in past due loans as of December 31, 2016 by class of loans:

	Days Past Due
	30 - 59	60 - 89	90 Days or	Total	Loans Not
	Days	Days	Greater	Past Due	Past Due	Total
Commercial	$97	$72	$—	$169	$41,864	$42,033
Commercial real estate:
Construction	—	—	—	—	8,845	8,845
Other	—	—	879	879	153,029	153,908
1-4 Family residential:
Owner occupied	—	14	112	126	37,628	37,754
Non-owner occupied	—	—	—	—	14,531	14,531
Construction	—	—	—	—	2,985	2,985
Consumer	16	16	—	32	5,330	5,362
Total	$113	$102	$991	$1,206	$264,212	$265,418

The above table of past due loans includes the recorded investment in non-accrual loans of $41 in the 30-59 days category, $991 in the 90 days or greater category and $557 in the loans not past due category.

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

Troubled Debt Restructurings:

As of December 31, 2016, the recorded investment of loans classified as troubled debt restructurings was $362 with $34 of specific reserves allocated to these loans. As of December 31, 2016, the Corporation had not committed to lend any additional amounts to customers with outstanding loans that are classified as troubled debt restructurings. As of June 30, 2016, the recorded investment of loans classified as troubled debt restructurings was $3,529 with $43 of specific reserves allocated to these loans. As of June 30, 2016, the Corporation had committed to lend an additional $207 to customers with outstanding loans that were classified as troubled debt restructurings.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

During the three and six months ended December 31, 2016 and 2015 there were no loan modifications completed that were classified as troubled debt restructurings. There were no charge offs from troubled debt restructurings that were completed during the three and six month periods ended December 31, 2016 and 2015.

There were no loans classified as troubled debt restructurings for which there was a payment default within 12 months following the modification during the three and six month periods ended December 31, 2016 and 2015. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

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

	As of December 31, 2016
		Special			Not
	Pass	Mention	Substandard	Doubtful	Rated
Commercial	$40,230	$1,115	$116	$4	$568
Commercial real estate:
Construction	8,792	—	—	7	46
Other	145,302	5,017	1,118	1,229	1,242
1-4 Family residential real estate:
Owner occupied	3,050	—	12	47	34,645
Non-owner occupied	13,713	178	268	200	172
Construction	601	—	—	—	2,384
Consumer	145	—	—	—	5,217
Total	$211,833	$6,310	$1,514	$1,487	$44,274

	As of June 30, 2016
		Special			Not
	Pass	Mention	Substandard	Doubtful	Rated
Commercial	$35,243	$6,190	$1,162	$—	$653
Commercial real estate:
Construction	7,305	—	384	—	75
Other	144,101	2,482	4,026	2,150	316
1-4 Family residential real estate:
Owner occupied	3,506	72	349	47	27,206
Non-owner occupied	12,999	406	486	196	387
Construction	235	—	—	—	1,035
Consumer	210	—	6	—	5,600
Total	$203,599	$9,150	$6,413	$2,393	$35,272

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

Assets and liabilities measured at fair value on a recurring basis are summarized below, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements at December 31, 2016 Using
	Balance at December 31, 2016	Level 1	Level 2	Level 3
Assets:
Obligations of U.S. government-sponsored entities and agencies	$10,061	$—	$10,061	$—
Obligations of states and political subdivisions	56,661	—	56,661	—
Mortgage-backed securities – residential	55,843	—	55,843	—
Mortgage-backed securities – commercial	1,469	—	1,469	—
Collateralized mortgage obligations - residential	6,831	—	6,831	—
Pooled trust preferred security	420	—	420	—

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

There were no transfers between Level 1 and Level 2 during the three or six month periods ended December 31, 2016 or 2015.

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

Financial assets and financial liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at December 31, 2016 Using
	Balance at December 31, 2016	Level 1	Level 2	Level 3
Impaired loans:
Commercial Real Estate - Other	$831	$—	$—	$831

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

		Fair Value Measurements at June 30, 2016 Using
	Balance at June 30, 2016	Level 1	Level 2	Level 3
Impaired loans:
Commercial Real Estate - Other	$1,206	$—	$—	$1,206
1-4 Family residential real estate Non-owner occupied	197	—	—	197

Impaired loans, which are generally measured for impairment using the fair value of the collateral for collateral dependent loans, had a recorded investment of $831 at December 31, 2016. The resulting impact to the provision for loan losses was a decrease of $87 and $47 being recorded for the three and six months ended December 31, 2016, respectively. As of June 30, 2016, the recorded investment of impaired loans was $2,150, with a valuation allowance of $747. The resulting impact to the provision for loan losses was an increase of $69 and $123 being recorded for the three and six month periods ended December 31, 2015.

The following tables presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2016 and June 30, 2016:

December 31, 2016	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Impaired loans:
Commercial Real Estate – Other	$831	Bid Indications	N/A	0.0%	0.0%

June 30, 2016	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Impaired loans:
Commercial Real Estate – Other	$459	Settlement Contract	N/A	0.0%	0.0%
Commercial Real Estate – Other	$754	Bid Indications	N/A	0.0%	0.0%
1-4 Family residential real estate non-owner occupied	$197	Bid Indications	N/A	0.0%	0.0%

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table shows the estimated fair values of financial instruments that are reported at amortized cost in the Corporation’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	December 31, 2016		June 30, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Level 1 inputs:
Cash and cash equivalents	$10,850	$10,850	$10,181	$10,181
Level 2 inputs:
Certificates of deposits in other financial institutions	4,916	4,920	5,906	5,906
Loans held for sale	1,774	1,798	1,048	1,067
Accrued interest receivable	1,169	1,169	1,077	1,077
Level 3 inputs:
Securities held-to-maturity	4,296	4,293	3,494	3,619
Loans, net	261,681	258,053	252,712	253,155
Financial Liabilities:
Level 2 inputs:
Demand and savings deposits	289,275	289,275	281,640	281,640
Time deposits	66,170	66,304	65,008	65,111
Short-term borrowings	19,352	19,352	19,129	19,129
Federal Home Loan Bank advances	20,976	20,615	17,281	17,486
Accrued interest payable	46	46	40	40

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

Time deposits: Fair value of fixed-maturity certificates of deposit was estimated using the rates offered at December 31, 2016 and June 30, 2016, for deposits of similar remaining maturities. Estimated fair value does not include the benefit that results from low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market resulting in a Level 2 classification.

Federal Home Loan Bank advances: Fair value of Federal Home Loan Bank advances was estimated using current rates at December 31, 2016 and June 30, 2016 for similar financing resulting in a Level 2 classification.

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

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 5 – Earnings Per Share

Basic earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period and is equal to net income divided by the weighted average number of shares outstanding during the period.  Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares that may be issued upon the vesting of restricted stock awards.  There were no equity instruments that were anti-dilutive for the three and six months ended December 31, 2016 and 2015. The following table details the calculation of basic and diluted earnings per share:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2016	2015	2016	2015
Basic:
Net income available to common shareholders	$722	$639	$1,623	$1,366
Weighted average common shares outstanding	2,724,061	2,724,774	2,723,988	2,724,573
Basic income per share	$0.27	$0.23	$0.60	$0.50

Diluted:
Net income available to common shareholders	$722	$639	$1,623	$1,366
Weighted average common shares outstanding	2,724,061	2,724,774	2,723,988	2,724,573
Dilutive effect of restricted stock	19	157	13	173
Total common shares and dilutive potential common shares	2,724,080	2,724,931	2,724,001	2,724,746
Dilutive income per share	$0.27	$0.23	$0.60	$0.50

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 6 –Accumulated Other Comprehensive Income

The components of other comprehensive income related to unrealized gains and losses on available-for-sale securities for the three and six month periods ended December 31, 2016 and 2015, were as follows:

	Pretax	Tax Effect	After-tax	Affected Line Item in Consolidated Statements of Income
Balance as of September 30, 2016	$3,095	$(1,053)	$2,042
Unrealized holding loss on available-for-sale securities arising during the period	(3,319)	1,128	(2,191)
Amounts reclassified from accumulated other comprehensive income	(22)	8	(14)	(a)(b)
Net current period other comprehensive income	(3,341)	1,136	(2,205)
Balance as of December 31, 2016	$(246)	$83	$(163)

Balance as of September 30, 2015	$2,141	$(728)	$1,413
Unrealized holding gain on available-for-sale securities arising during the period	(410)	139	(271)
Amounts reclassified from accumulated other comprehensive income	—	—	—	(a)(b)
Net current period other comprehensive income	(410)	139	(271)
Balance as of December 31, 2015	$1,731	$(589)	$1,142

(a) Securities gains, net

(b) Income tax expense

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

	Pretax	Tax Effect	After-tax	Affected Line Item in Consolidated Statements of Income
Balance as of June 30, 2016	$3,621	$(1,232)	$2,389
Unrealized holding loss on available-for-sale securities arising during the period	(3,742)	1,272	(2,470)
Amounts reclassified from accumulated other comprehensive income	(125)	43	(82)	(a)(b)
Net current period other comprehensive income	(3,867)	1,315	(2,552)
Balance as of December 31, 2016	$(246)	$83	$(163)

Balance as of June 30, 2015	$1,363	$(464)	$899
Unrealized holding gain on available-for-sale securities arising during the period	403	(137)	266
Amounts reclassified from accumulated other comprehensive income	(35)	12	(23)	(a)(b)
Net current period other comprehensive income	368	(125)	243
Balance as of December 31, 2015	$1,731	$(589)	$1,142

(a) Securities gains, net

(b) Income tax expense

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share data)

General

The following is management’s analysis of the Corporation’s results of operations for the three and six months ended December 31, 2016, compared to the same period in 2015, and the consolidated balance sheet at December 31, 2016, compared to June 30, 2016. This discussion is designed to provide a more comprehensive review of the operating results and financial condition than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

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

Results of Operations

Three and Six Months Ended December 31, 2016 and December 31, 2015

In the second quarter of fiscal year 2017, net income was $722, or $0.27 per common share, compared to $639, or $0.23 per common share for the three months ended December 31, 2015. The following are key highlights of our results of operations for the three months ended December 31, 2016:

●	net interest income increased by $99 to $3,536, or by 2.9%, in the second quarter of fiscal year 2017 from the same prior year period;
●	loan loss provision expense in the second quarter of fiscal year 2017 totaled $140 compared to $192 in the same prior year period;
●	non-interest income increased by $75, or 10.4%, in the second quarter of fiscal year 2017 from the same prior year period; and
●	non-interest expenses increased by $120, or 3.7%, in the second quarter of fiscal year 2017 from the same prior year period principally as a result of higher occupancy and equipment expenses.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

In the first six months of fiscal year 2017, net income was $1,623, or $0.60 per common share, compared to $1,366, or $0.50 per common share for the six months ended December 31, 2015. The following are key highlights of our results of operations for the six months ended December 31, 2016:

●	net interest income increased by $433 to $7,263, or by 6.3%, in fiscal year 2017 from the same prior year period;
●	non-interest income increased by $188, or 12.9%, in fiscal year 2017 from the same prior year period; and
●	non-interest expenses increased by $269, or 4.2%, in fiscal year 2017 from the same prior year period principally as a result of higher occupancy and equipment expenses.

Return on average equity and return on average assets were 7.34% and 0.74%, respectively, for the first six months of fiscal year 2017 compared to 6.43% and 0.65%, respectively, for the same prior year period.

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

The Corporation’s net interest margin was 3.62% for the three months ended December 31, 2016, compared with 3.68% for the same period in 2015. FTE net interest income for the three months ended December 31, 2016 increased by $99, or 2.7%, to $3,721 from $3,622 for the same year ago period. The increase in net interest income was primarily the result of an increase of $17,080, or 4.4%, in average interest-earning assets from the same prior year period.

FTE interest income for the three months ended December 31, 2016 increased by $128, or 3.3%, from the same year ago period. The Corporation’s yield on average interest-earning assets was 3.86% for the three months ended December 31, 2016, a decrease from 3.90% for the same period last year. Interest expense for the three months ended December 31, 2016 increased by $29, or 13.1%, from the same year ago period. The Corporation’s cost of funds was 0.34% for the three months ended December 31, 2016 compared with 0.32% for the same year ago period.

The Corporation’s net interest margin was 3.74% for the six months ended December 31, 2016, compared with 3.69% for the same period in 2015. FTE net interest income for the six months ended December 31, 2016 increased by $433, or 6.0%, to $7,629 from $7,196 for the same year ago period. Interest income was positively impacted by $191 in the first quarter of fiscal year 2017 as the result of the payoff of two loan relationships that were on non-accrual. Excluding the interest income recognized on the non-accrual loans, the net interest margin would have been 3.65% for the six-month period ended December 31, 2016.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Average Balance Sheets and Analysis of Net Interest Income for the Three Months Ended December 31, (In thousands, except percentages)

	2016			2015
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Taxable securities	$75,524	$377	2.01%	$87,685	$488	2.24%
Nontaxable securities (1)	60,326	535	3.58	55,415	528	3.84
Loans receivable (1)	263,909	3,029	4.55	237,148	2,797	4.68
Interest bearing deposits and federal funds sold	9,907	30	1.20	12,338	30	0.96
Total interest-earning assets	409,666	3,971	3.86%	392,586	3,843	3.90%

Noninterest-earning assets	29,148			27,183

Total Assets	$438,814			$419,769

Interest-bearing liabilities:
NOW	$48,960	$19	0.15%	$47,291	$18	0.15%
Savings	138,402	36	0.10	135,549	30	0.09
Time deposits	66,425	128	0.76	64,812	123	0.75
Short-term borrowings	20,481	11	0.21	22,084	10	0.18
FHLB advances	14,042	56	1.58	5,863	40	2.71
Total interest-bearing liabilities	288,310	250	0.34%	275,599	221	0.32%

Noninterest-bearing liabilities:
Noninterest-bearing checking accounts	103,143			98,235
Other liabilities	3,695			3,251
Total liabilities	395,148			377,085
Shareholders’ equity	43,666			42,684

Total liabilities and shareholders’ equity	$438,814			$419,769

Net interest income, interest rate spread (1)		$3,721	3.52%		$3,622	3.58%

Net interest margin (net interest as a percent of average interest-earning assets) (1)			3.62%			3.68%

Federal tax exemption on non-taxable securities and loans included in interest income		$185			$185

Average interest-earning assets to interest-bearing liabilities	142.09%			142.45%

(1) calculated on a fully taxable equivalent basis

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Average Balance Sheets and Analysis of Net Interest Income for the Six Months Ended December 31, (In thousands, except percentages)

	2016			2015
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Taxable securities	$75,745	$779	2.07%	$87,704	$945	2.17%
Nontaxable securities (1)	59,710	1,061	3.61	54,519	1,045	3.85
Loans receivable (1)	262,296	6,219	4.70	234,689	5,600	4.73
Interest bearing deposits and federal funds sold	9,225	60	1.29	12,068	54	0.89
Total interest-earning assets	406,976	8,119	3.98%	388,980	7,644	3.92%

Noninterest-earning assets	28,008			26,541

Total Assets	$434,984			$415,521

Interest-bearing liabilities:
NOW	$48,770	$36	0.15%	$47,533	$35	0.15%
Savings	135,957	67	0.10	136,157	60	0.09
Time deposits	66,216	250	0.75	65,102	252	0.77
Short-term borrowings	19,965	23	0.23	20,824	18	0.17
FHLB advances	14,583	114	1.55	6,047	83	2.72
Total interest-bearing liabilities	285,491	490	0.34%	275,663	448	0.32%

Noninterest-bearing liabilities:
Noninterest-bearing checking accounts	102,144			94,231
Other liabilities	3,507			3,328
Total liabilities	391,142			373,222
Shareholders’ equity	43,842			42,299

Total liabilities and shareholders’ equity	$434,984			$415,521

Net interest income, interest rate spread (1)		$7,629	3.64%		$7,196	3.60%

Net interest margin (net interest as a percent of average interest-earning assets) (1)			3.74%			3.69%

Federal tax exemption on non-taxable securities and loans included in interest income		$366			$366

Average interest-earning assets to interest-bearing liabilities	142.55%			141.11%

(1) calculated on a fully taxable equivalent basis

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Provision for Loan Losses

The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable incurred credit losses in the Bank’s loan portfolio that have been incurred at each balance sheet date. For the three months ended December 31, 2016, the provision for loan losses was $140 compared to $192 for the same prior year period. For the six-month period ended December 31, 2016, the provision for loan losses was $276 compared to $284 for the same prior year period.

For the six-month period ended December 31, 2016, net charge-offs totaled $719, or an annualized net charge-off to total loan ratio of 0.54%, compared with $161, or 0.13% of total loans, for the same period last year. Net charge-offs for the three and six month periods ended December 31, 2016 were impacted by a $700 charge-off related to one commercial real estate credit. The collateral securing this credit is in the process of being liquidated and is expected to result in the Bank receiving payment in the amount of the remaining balance of the recorded investment. The allowance for loan losses as a percentage of loans was 1.18% at December 31, 2016 and 1.39% at June 30, 2016.

The provision for loan losses for the period ended December 31, 2016 was considered sufficient by management for maintaining an appropriate allowance for probable incurred credit losses.

Non-Interest Income

Non-interest income increased by $75 for the second quarter of fiscal year 2017 from the same period last year. Non-interest income increased by $188, or 12.9%, for the first six months of fiscal year 2017 from the same period last year. In the first six months of fiscal year 2017, a $125 net gain was recognized from the sale of securities compared with a $35 net gain in the same prior year period.

Non-Interest Expenses

Total non-interest expenses increased to $3,326, or by 3.7%, during the second quarter of fiscal year 2017, compared with $3,206 during the same year ago period. Total non-interest expenses increased to $6,612, or by 4.2%, during the first six months of fiscal year 2017, compared with $6,343 during the same year ago period. Occupancy and equipment expenses increased by $236, or 34.0%, during the first six months of fiscal year 2017 from the same period last year primarily as a result of an increase in building depreciation expense and real estate taxes since the new branch and corporate office facility in Minerva, Ohio was completed during the third fiscal quarter of 2016.

Income Taxes

Income tax expense for the three months ended December 31, 2016 increased by $23, to $145 compared to a year ago. The effective tax rate was 16.7% for the current quarter as compared to 16.0% for the same period last year.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Income tax expense for the first six months ended December 31, 2016 increased by $103, to $397 from $294, compared to a year ago. The effective tax rate was 19.7% for the current period as compared to 17.7% for the same period last year.

The effective tax rate differed from the federal statutory rate principally as a result of tax-exempt income from obligations of states and political subdivisions, loans and earnings on bank owned life insurance.

Financial Condition

Total assets at December 31, 2016 were $441,435 compared to $430,390 at June 30, 2016, an increase of $11,045, or an annualized 5.1%.

Total loans increased by $8,526, or an annualized 6.7%, from $256,278 at June 30, 2016 to $264,804 at December 31, 2016. The growth in loans was primarily attributed to the investments in two newer loan production offices in the Stow and Wooster, Ohio markets as well as additions in commercial loan staff. The loan growth was primarily funded by an increase of $8,797, or an annualized 5.1%, in total deposits. The cash surrender value of life insurance increased to $8,930 at December 31, 2016 from $6,819 at June 30, 2016 primarily as a result of the investment of $2 million in additional BOLI policies.

Non-Performing Assets

The following table presents the aggregate amounts of non-performing assets and respective ratios as of the dates indicated.

	December 31, 2016	June 30, 2016	December 31, 2015
Non-accrual loans	$1,589	$6,034	$3,498
Loans past due over 90 days and still accruing	—	—	—
Total non-performing loans	1,589	6,034	3,498
Other real estate owned	—	—	38
Total non-performing assets	$1,589	$6,034	$3,536

Non-performing loans to total loans	0.60%	2.35%	1.45%
Allowance for loan losses to total non-performing loans	196.54%	59.10%	73.04%

Non-accrual loans decreased from June 30, 2016 primarily as a result of receiving full payoff of two loan relationships with a recorded investment of $3.1 million. As of December 31, 2016, impaired loans totaled $1,950, of which $1,589 are included in non-accrual loans. Commercial and commercial real estate loans are classified as impaired if management determines that full collection of principal and interest, in accordance with the terms of the loan documents, is not probable. Impaired loans and non-performing loans have been considered in management’s analysis of the appropriateness of the allowance for loan losses. Management and the Board of Directors are closely monitoring these loans and believe that the prospects for recovery of principal and interest, less identified specific reserves, are favorable.

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

Net cash inflow from operating activities for the six months ended December 31, 2016 was $2,152, net cash outflows from investing activities was $13,544 and net cash inflows from financing activities was $12,061. A major source of cash was $15,136 from sales, maturities, calls or principal pay downs on available-for-sale securities, a $8,797 increase in deposits and a net increase of $3,695 in Federal Home Loan Bank (FHLB) advances. A major use of cash included the $18,368 purchase of securities and $9,255 increase in loans. Total cash and cash equivalents was $10,850 as of December 31, 2016 compared to $10,181 at June 30, 2016 and $9,888 at December 31, 2015.

The Bank offers several types of deposit products to its customers. We believe the rates offered by the Bank and the fees charged for them are competitive with others currently available in the market area. Deposits totaled $355,445 at December 31, 2016 compared with $346,648 at June 30, 2016.

To provide an additional source of liquidity, the Corporation has entered into an agreement with the FHLB of Cincinnati. At December 31, 2016, advances from the FHLB of Cincinnati totaled $20,976 as compared with $17,281 at June 30, 2016. As of December 31, 2016, the Bank had the ability to borrow an additional $9,952 from the FHLB of Cincinnati based on a blanket pledge of qualifying first mortgage and multi-family loans. The Corporation considers the FHLB of Cincinnati to be a reliable source of liquidity funding, secondary to its deposit base.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Short-term borrowings consisted of repurchase agreements, which is a financing arrangement that matures daily, and federal funds purchased from correspondent banks. The Bank pledges securities as collateral for the repurchase agreements. Short-term borrowings increased to $19,352 at December 31, 2016 from $19,129 at June 30, 2016.

Jumbo time deposits (those with balances of $100 and over) totaled $27,917 at December 31, 2016 and $26,879 at June 30, 2016. These deposits are monitored closely by the Corporation and are mainly priced on an individual basis. When these deposits are from a municipality, certain bank-owned securities are pledged to guarantee the safety of these public fund deposits as required by Ohio law. The Corporation has the option to use a fee-paid broker to obtain deposits from outside its normal service area as an additional source of funding. The Corporation, however, does not rely upon these deposits as a primary source of funding. Although management monitors interest rates on an ongoing basis, a quarterly rate sensitivity report is used to determine the effect of interest rate changes on the financial statements. In the opinion of management, enough assets or liabilities could be repriced over the near term (up to three years) to compensate for such changes. The spread on interest rates, or the difference between the average earning assets and the average interest-bearing liabilities, is monitored quarterly.

Off-Balance Sheet Arrangements

In the normal course of business, to meet the financial needs of our customers, we are a party to financial instruments with off-balance sheet risk. These financial instruments generally include commitments to originate mortgage, commercial and consumer loans, and involve to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the Consolidated Balance Sheets. The maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments. Since commitments to extend credit have a fixed expiration date or other termination clause, some commitments will expire without being drawn upon and the total commitment amounts do not necessarily represent future cash requirements. The same credit policies are used in making commitments as are used for on-balance sheet instruments and collateral is required in instances where deemed necessary. Undisbursed balances of loans closed include funds not disbursed but committed for construction projects. Unused lines of credit include funds not disbursed, but committed for, home equity, commercial and consumer lines of credit. Financial standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Total unused commitments were $50,237 at December 31, 2016 and $47,728 at June 30, 2016.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Capital Resources

Total shareholders’ equity decreased to $42,210 as of December 31, 2016 from $43,793 as of June 30, 2016. The decrease was the result of a net reduction of $2,552 in accumulated other comprehensive income from a decline in unrealized gains on available-for-sale securities and $654 in cash dividends paid, which was partially offset by $1,623 in net income during the first six months of the 2017 fiscal year.

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

The Bank’s common equity tier 1 capital and tier 1 capital ratios were 13.33% and the leverage and total capital ratios as of December 31, 2016 were 9.34% and 14.35%, respectively. This compares with common equity tier 1 capital and tier 1 capital ratios of 13.37% and leverage and total risk-based capital ratios of 9.25% and 14.58%, respectively, as of June 30, 2016. The Bank exceeded minimum regulatory capital requirements to be considered well-capitalized for both periods. Management is not aware of any matters occurring subsequent to December 31, 2016 that would cause the Bank’s capital category to change.

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

●	pricing and liquidity pressures that may result in a rising market rate environment;
●	competitive pressures on product pricing and services;
●	rapid fluctuations in market interest rates could result in changes in fair market valuations and net interest income; and
●	the nature, extent, and timing of government and regulatory actions.

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

CONSUMERS BANCORP, INC.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by the report, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15e. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2016.

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

None

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not Applicable

Item 5 – Other Information

None

Item 6 – Exhibits

Exhibit Number	Description

Exhibit 10.1	Amendment No. 3, dated October 3, 2016, to the Salary Continuation agreement entered into with Mr. Lober on February 11, 2011.

Exhibit 10.2	Salary Continuation Agreement with Scott E. Dodds dated November 4, 2016. Reference is made to Form 8-K filed November 9, 2016, which is incorporated herein by reference.

Exhibit 11	Statement regarding Computation of Per Share Earnings (included in Note 5 to the Consolidated Financial Statements).

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Exhibit 101

The following materials from Consumers Bancorp, Inc.’s Form 10-Q Report for the quarterly period ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language) include: (1) Unaudited Consolidated Balance Sheets, (2) Unaudited Consolidated Statements of Income, (3) Unaudited Consolidated Statements of Comprehensive Income, (4) Unaudited Consolidated Statement of Changes in Shareholders’ Equity, (5) Unaudited Condensed Consolidated Statements of Cash Flows, and (6) the Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMERS BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSUMERS BANCORP, INC. (Registrant)

Date: February 14, 2017	/s/ Ralph J. Lober
Ralph J. Lober, II
President & Chief Executive Officer (principal executive officer)

Date: February 14, 2017	/s/ Renee K. Wood
Renee K. Wood
Chief Financial Officer & Treasurer
(principal financial officer)