Form 10-Q
period 2017-03-31
CONSUMERS BANCORP INC /OH/
filed 2017-05-15
CIK 1006830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15 (d) or the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Non-accelerated filer ☐ (Do not check if smaller reporting company) Emerging growth company ☐	Accelerated filer ☐ Smaller reporting company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 2,724,956 shares of Registrant’s common stock, no par value, outstanding as of May 10, 2017.

CONSUMERS BANCORP, INC. FORM 10-Q QUARTER ENDED March 31, 2017

Table of Contents
Page Number (s)
Part I – Financial Information

Item 1 – Financial Statements (Unaudited)
Consolidated Balance Sheets at March 31, 2017 and June 30, 2016	1

Consolidated Statements of Income for the three and nine months ended March 31, 2017 and 2016	2

Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended March 31, 2017 and 2016	3

Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended March 31, 2017 and 2016	4

Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2017 and 2016	5

Notes to the Consolidated Financial Statements	6-30

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	31-42

Item 3 – Not Applicable for Smaller Reporting Companies

Item 4 – Controls and Procedures	43
Part II – Other Information
Item 1 – Legal Proceedings	44

Item 1A – Not Applicable for Smaller Reporting Companies	44

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	44

Item 3 – Defaults Upon Senior Securities	44

Item 4 – Mine Safety Disclosure	44

Item 5 – Other Information	44

Item 6 – Exhibits	44

Signatures	45

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

CONSUMERS BANCORP, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in thousands, except per share data)	March 31, 2017	June 30, 2016
ASSETS
Cash on hand and noninterest-bearing deposits in financial institutions	$10,068	$8,164
Federal funds sold and interest-bearing deposits in financial institutions	2,162	2,017
Total cash and cash equivalents	12,230	10,181
Certificates of deposit in other financial institutions	4,166	5,906
Securities, available-for-sale	130,871	133,369
Securities, held-to-maturity (fair value of $4,335 at March 31, 2017 and $3,619 at June 30, 2016)	4,296	3,494
Federal bank and other restricted stocks, at cost	1,396	1,396
Loans held for sale	811	1,048
Total loans	272,325	256,278
Less allowance for loan losses	(3,371)	(3,566)
Net loans	268,954	252,712
Cash surrender value of life insurance	8,997	6,819
Premises and equipment, net	13,279	13,585
Accrued interest receivable and other assets	3,177	1,880
Total assets	$448,177	$430,390

LIABILITIES
Deposits
Non-interest bearing demand	$103,175	$98,224
Interest bearing demand	51,740	48,810
Savings	145,069	134,606
Time	66,865	65,008
Total deposits	366,849	346,648

Short-term borrowings	21,901	19,129
Federal Home Loan Bank advances	13,335	17,281
Accrued interest and other liabilities	3,433	3,539
Total liabilities	405,518	386,597
Commitments and contingent liabilities

SHAREHOLDERS’ EQUITY
Preferred stock (no par value, 350,000 shares authorized, none outstanding)	—	—
Common stock (no par value, 3,500,000 shares authorized; 2,854,133 shares issued as of March 31, 2017 and June 30, 2016)	14,630	14,630
Retained earnings	29,644	28,432
Treasury stock, at cost (130,606 and 130,375 common shares as of March 31, 2017 and June 30, 2016, respectively)	(1,662)	(1,658)
Accumulated other comprehensive income	47	2,389
Total shareholders’ equity	42,659	43,793
Total liabilities and shareholders’ equity	$448,177	$430,390

See accompanying notes to consolidated financial statements

CONSUMERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months ended March 31,		Nine Months ended March 31,
(Dollars in thousands, except per share amounts)	2017	2016	2017	2016

Interest income
Loans, including fees	$2,989	$2,805	$9,195	$8,389
Securities, taxable	429	485	1,208	1,430
Securities, tax-exempt	365	352	1,073	1,047
Federal funds sold and other interest bearing deposits	29	30	89	84
Total interest income	3,812	3,672	11,565	10,950
Interest expense
Deposits	202	166	555	513
Short-term borrowings	20	9	43	27
Federal Home Loan Bank advances	60	48	174	131
Total interest expense	282	223	772	671
Net interest income	3,530	3,449	10,793	10,279
Provision for loan losses	255	130	531	414
Net interest income after provision for loan losses	3,275	3,319	10,262	9,865

Non-interest income
Service charges on deposit accounts	296	298	940	932
Debit card interchange income	299	233	835	707
Bank owned life insurance income	66	49	178	144
Securities gains, net	17	87	142	122
Loss on disposition of other real estate owned	—	—	(3)	—
Other	90	69	321	288
Total non-interest income	768	736	2,413	2,193

Non-interest expenses
Salaries and employee benefits	1,801	1,752	5,329	5,230
Occupancy and equipment	474	454	1,404	1,148
Data processing expenses	146	146	436	433
Debit card processing expenses	172	113	454	344
Professional and director fees	156	87	434	361
FDIC assessments	29	67	130	195
Franchise taxes	85	84	253	249
Marketing and advertising	71	60	215	232
Telephone and network communications	76	85	233	235
Other	405	343	1,139	1,107
Total non-interest expenses	3,415	3,191	10,027	9,534
Income before income taxes	628	864	2,648	2,524
Income tax expense	62	156	459	450
Net income	$566	$708	$2,189	$2,074
Basic and diluted earnings per share	$0.21	$0.26	$0.80	$0.76

See accompanying notes to consolidated financial statements

CONSUMERS BANCORP, INC.

Consolidated statements of comprehensive income (Loss)

(Unaudited)

(Dollars in thousands)
	Three Months ended March 31,		Nine Months ended March 31,
	2017	2016	2017	2016

Net income	$566	$708	$2,189	$2,074

Other comprehensive income (loss), net of tax:
Net change in unrealized gains (losses) on securities available-for-sale:

Unrealized gains (losses) arising during the period	336	1,288	(3,406)	1,691
Reclassification adjustment for gains included in income	(17)	(87)	(142)	(122)
Net unrealized gain (losses)	319	1,201	(3,548)	1,569
Income tax effect	(109)	(408)	1,206	(533)
Other comprehensive income (losses)	210	793	(2,342)	1,036

Total comprehensive income (loss)	$776	$1,501	$(153)	$3,110

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share data)
	Three Months ended March 31,		Nine Months ended March 31,
	2017	2016	2017	2016

Balance at beginning of period	$42,210	$42,420	$43,793	$41,466

Net income	566	708	2,189	2,074
Other comprehensive income (loss)	210	793	(2,342)	1,036
231 Dividend reinvestment plan shares associated with forfeited and expired restricted stock awards retired to treasury stock during the nine months ended March 31, 2017 and 30 and 305 shares during the three and nine months ended March 31 2016, respectively	—	—	—	—
Common cash dividends	(327)	(328)	(981)	(983)

Balance at the end of the period	$42,659	$43,593	$42,659	$43,593

Common cash dividends per share	$0.12	$0.12	$0.36	$0.36

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)	Nine Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net cash from operating activities	$4,095	$3,262

Cash flow from investing activities
Securities available-for-sale
Purchases	(20,757)	(19,737)
Maturities, calls and principal pay downs	15,071	15,964
Proceeds from sales of available-for-sale securities	3,946	6,665
Securities held-to-maturity
Purchases	(1,000)	—
Principal pay downs	198	125
Net (increase) decrease in certificates of deposits in other financial institutions	1,740	(700)
Net increase in loans	(17,019)	(18,153)
Purchase of Bank owned life insurance	(2,000)	—
Acquisition of premises and equipment	(278)	(2,353)
Sale of other real estate owned	7	—
Net cash from investing activities	(20,092)	(18,189)

Cash flow from financing activities
Net increase in deposit accounts	20,201	13,313
Net change in short-term borrowings	2,772	4,735
Proceeds from Federal Home Loan Bank advances	19,325	6,700
Repayments of Federal Home Loan Bank advances	(23,271)	(5,244)
Dividends paid	(981)	(983)
Net cash from financing activities	18,046	18,521

Increase in cash or cash equivalents	2,049	3,594

Cash and cash equivalents, beginning of period	10,181	10,544
Cash and cash equivalents, end of period	$12,230	$14,138

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$769	$670
Federal income taxes	300	575
Non-cash items:
Transfer from loans to other real estate owned	10	38
Transfer from loans held for sale to portfolio	342	—
Expired and forfeited dividend reinvestment plan shares associated with restricted stock awards that were retired to treasury stock	4	5

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

Recently Issued Accounting Pronouncements Not Yet Effective: In May 2014, FASB issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606).” The ASU creates a new topic, Topic 606, to provide guidance on revenue recognition for entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additional disclosures are required to provide quantitative and qualitative information regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance is effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. The adoption of ASU 2014-09 is not expected to have a material effect on the Corporation’s financial statements.

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

Note 2 – Securities

Available –for-Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2017
Obligations of U.S. government-sponsored entities and agencies	$11,071	$67	$(126)	$11,012
Obligations of state and political subdivisions	57,036	624	(512)	57,148
Mortgage-backed securities – residential	54,450	292	(450)	54,292
Mortgage-backed securities– commercial	1,466	—	(5)	1,461
Collateralized mortgage obligations– residential	6,620	2	(112)	6,510
Pooled trust preferred security	155	293	—	448
Total available-for-sale securities	$130,798	$1,278	$(1,205)	$130,871

Held-to-Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
March 31, 2017
Obligations of state and political subdivisions	$4,296	$39	$—	$4,335

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Available–for-Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2016
Obligations of U.S. government-sponsored entities and agencies	$9,682	$362	$—	$10,044
Obligations of state and political subdivisions	53,952	2,010	(8)	55,954
Mortgage-backed securities – residential	58,702	920	(26)	59,596
Mortgage-backed securities – commercial	1,485	41	—	1,526
Collateralized mortgage obligations - residential	5,774	49	(3)	5,820
Pooled trust preferred security	153	276	—	429
Total available-for-sale securities	$129,748	$3,658	$(37)	$133,369

Held-to-Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
June 30, 2016
Obligations of state and political subdivisions	$3,494	$125	$—	$3,619

Proceeds from the sale of available-for-sale securities were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Proceeds from sales	$563	$4,675	$3,946	$6,665
Gross realized gains	17	87	144	122
Gross realized losses	—	—	2	—

The income tax provision applicable to these net realized gains amounted to $5 and $48 for the three and nine months ended March 31, 2017 and $30 and $41 for the three and nine months ended March 31, 2016.

The amortized cost and fair values of debt securities at March 31, 2017, by expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, collateralized mortgage obligations and the pooled trust preferred security are shown separately.

Available-for-Sale	Amortized Cost	Estimated Fair Value
Due in one year or less	$3,054	$3,060
Due after one year through five years	17,699	17,944
Due after five years through ten years	26,244	26,301
Due after ten years	21,110	20,855
Total	68,107	68,160

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

U.S. Government-sponsored mortgage-backed and related securities	62,536	62,263
Pooled trust preferred security	155	448
Total available-for-sale securities	$130,798	$130,871

Held-to-Maturity

Due after five years through ten years	638	652
Due after ten years	3,658	3,683
Total held-to-maturity securities	$4,296	$4,335

,

The following table summarizes the securities with unrealized losses at March 31, 2017 and June 30, 2016, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or more		Total
Available-for-sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2017
Obligations of US government-sponsored entities and agencies	$6,254	$(126)	$—	$—	$6,254	$(126)
Obligations of states and political subdivisions	22,735	(507)	270	(5)	23,005	(512)
Mortgage-backed securities - residential	35,121	(398)	3,020	(52)	38,141	(450)
Mortgage-backed securities - commercial	1,461	(5)	—	—	1,461	(5)
Collateralized mortgage obligations – residential	5,641	(97)	680	(15)	6,321	(112)
Total temporarily impaired	$71,212	$(1,133)	$3,970	$(72)	$75,182	$(1,205)

	Less than 12 Months		12 Months or more		Total
Available-for-sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2016
Obligations of states and political subdivisions	$572	$(6)	$641	$(2)	$1,213	$(8)
Mortgage-backed securities - residential	4,899	(12)	4,836	(14)	9,735	(26)
Collateral mortgage obligation - residential	—	—	1,212	(3)	1,212	(3)
Total temporarily impaired	$5,471	$(18)	$6,689	$(19)	$12,160	$(37)

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

Note 3 – Loans

Major classifications of loans were as follows:

	March 31, 2017	June 30, 2016
Commercial	$45,291	$43,156
Commercial real estate:
Construction	9,493	7,755
Other	155,859	152,766
1 – 4 Family residential real estate:
Owner occupied	40,201	31,091
Non-owner occupied	14,811	14,438
Construction	1,895	1,269
Consumer	4,775	5,803
Subtotal	272,325	256,278
Allowance for loan losses	(3,371)	(3,566)
Net Loans	$268,954	$252,712

Loans presented above are net of deferred loan fees and costs of $308 and $360 for March 31, 2017 and June 30, 2016, respectively.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

 The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2017:

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total

Allowance for loan losses:
Beginning balance	$497	$2,100	$465	$61	$3,123
Provision for loan losses	25	195	15	20	255
Loans charged-off	—	—	—	(20)	(20)
Recoveries	—	—	7	6	13
Total ending allowance balance	$522	$2,295	$487	$67	$3,371

The following table presents the activity in the allowance for loan losses by portfolio segment for the nine months ended March 31, 2017:

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total

Allowance for loan losses:
Beginning balance	$505	$2,518	$402	$141	$3,566
Provision for loan losses	16	477	93	(55)	531
Loans charged-off	—	(700)	(44)	(32)	(776)
Recoveries	1	—	36	13	50
Total ending allowance balance	$522	$2,295	$487	$67	$3,371

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2016:

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total

Allowance for loan losses:
Beginning balance	$397	$1,728	$307	$123	$2,555
Provision for loan losses	61	52	17	—	130
Loans charged-off	—	—	(18)	(7)	(25)
Recoveries	—	—	—	3	3
Total ending allowance balance	$458	$1,780	$306	$119	$2,663

The following table presents the activity in the allowance for loan losses by portfolio segment for the nine months ended March 31, 2016:

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

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2017. Included in the recorded investment in loans is $592 of accrued interest receivable.

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$4	$330	$2	$—	$336
Collectively evaluated for impairment	518	1,965	485	67	3,035
Total ending allowance balance	$522	$2,295	$487	$67	$3,371

Recorded investment in loans:
Loans individually evaluated for impairment	$4	$3,303	$397	$—	$3,704
Loans collectively evaluated for impairment	45,387	162,379	56,660	4,787	269,213
Total ending loans balance	$45,391	$165,682	$57,057	$4,787	$272,917

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2016. Included in the recorded investment in loans is $549 of accrued interest receivable.

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$868	$6	$—	$874
Collectively evaluated for impairment	505	1,650	396	141	2,692
Total ending allowance balance	$505	$2,518	$402	$141	$3,566

Recorded investment in loans:
Loans individually evaluated for impairment	$1,029	$5,105	$758	$—	$6,892
Loans collectively evaluated for impairment	42,219	155,734	46,166	5,816	249,935
Total ending loans balance	$43,248	$160,839	46,924	$5,816	$256,827

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents information related to average recorded investment and interest income associated with loans individually evaluated for impairment by class of loans as of March 31, 2017 and for the nine months ended March 31, 2017:

	As of March 31, 2017			Nine Months ended March 31, 2017
	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial	$—	$—	$—	$220	$80	$80
Commercial real estate:
Construction	6	5	—	115	6	6
Other	1,857	969	—	1,026	105	105
1-4 Family residential real estate:
Owner occupied	188	188	—	124	—	—
Non-owner occupied	193	192	—	202	—	—
With an allowance recorded:
Commercial	4	4	4	6	—	—
Commercial real estate:
Other	2,334	2,329	330	1,936	18	18
1-4 Family residential real estate:
Owner occupied	17	17	2	126	4	4
Total	$4,599	$3,704	$336	$3,755	$213	$213

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents information related to average recorded investment and interest income associated with loans individually evaluated for impairment by class of loans for the three months ended March 31, 2017:

	Average	Interest	Cash Basis
	Recorded	Income	Interest
	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial real estate:
Construction	$6	$—	$—
Other	917	—	—
1-4 Family residential real estate:
Owner occupied	119	—	—
Non-owner occupied	195	—	—
With an allowance recorded:
Commercial	4	—	—
Commercial real estate:
Other	1,747	3	3
1-4 Family residential real estate:
Owner occupied	101	1	1
Total	$3,089	$4	$4

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents information related to average recorded investment and interest income associated with loans individually evaluated for impairment by class of loans as of June 30, 2016 and for the nine months ended March 31, 2016:

	As of June 30, 2016			Nine Months ended March 31, 2016
	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial	$1,033	$1,029	$—	$—	$—	$—
Commercial real estate:
Construction	386	384	—	18	—	—
Other	2,121	2,106	—	2,164	—	—
1-4 Family residential real estate:
Owner occupied	175	174	—	280	1	1
Non-owner occupied	722	407	—	413	—	—
With an allowance recorded:
Commercial real estate:
Other	2,802	2,615	868	1,026	26	26
1-4 Family residential real estate:
Owner occupied	177	177	6	156	5	5
Non-owner occupied	—	—	—	153	4	4
Total	$7,416	$6,892	$874	$4,210	$36	$36

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

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the recorded investment in non-accrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2017 and June 30, 2016:

	March 31, 2017		June 30, 2016
		Loans Past Due		Loans Past Due
		Over 90 Days		Over 90 Days
		Still		Still
	Non-accrual	Accruing	Non-accrual	Accruing
Commercial	$41	$—	$1,009	$—
Commercial real estate:
Construction	6	—	384	—
Other	3,054	—	4,000	—
1 – 4 Family residential:
Owner occupied	91	—	234	—
Non-owner occupied	193	—	407	—
Consumer	—	5	—	—
Total	$3,385	$5	$6,034	$—

Non-accrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the aging of the recorded investment in past due loans as of March 31, 2017 by class of loans:

	Days Past Due
	30 - 59	60 - 89	90 Days or	Total	Loans Not
	Days	Days	Greater	Past Due	Past Due	Total
Commercial	$88	$—	$41	$129	$45,262	$45,391
Commercial real estate:
Construction	—	—	—	—	9,508	9,508
Other	253	1,762	831	2,846	153,328	156,174
1-4 Family residential:
Owner occupied	11	1	74	86	40,220	40,306
Non-owner occupied	—	—	—	—	14,851	14,851
Construction	—	—	—	—	1,900	1,900
Consumer	—	5	5	10	4,777	4,787
Total	$352	$1,768	$951	$3,071	$269,846	$272,917

The above table of past due loans includes the recorded investment in non-accrual loans of $100 in the 30-59 days category, $1,762 in the 60-89 days category, $947 in the 90 days or greater category and $576 in the loans not past due category.

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

Troubled Debt Restructurings:

As of March 31, 2017, the recorded investment of loans classified as troubled debt restructurings was $357 with $31 of specific reserves allocated to these loans. As of March 31, 2017, the Corporation had not committed to lend any additional amounts to customers with outstanding loans that are classified as troubled debt restructurings. As of June 30, 2016, the recorded investment of loans classified as troubled debt restructurings was $3,529 with $43 of specific reserves allocated to these loans. As of June 30, 2016, the Corporation had committed to lend an additional $207 to customers with outstanding loans that were classified as troubled debt restructurings.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

During the three and nine months ended March 31, 2017 and 2016 there were no loan modifications completed that were classified as troubled debt restructurings. There were no charge offs from troubled debt restructurings that were completed during the three and nine month periods ended March 31, 2017 and 2016.

There were no loans classified as troubled debt restructurings for which there was a payment default within 12 months following the modification during the three and nine month periods ended March 31, 2017 and 2016. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

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

	As of March 31, 2017
		Special			Not
	Pass	Mention	Substandard	Doubtful	Rated
Commercial	$43,574	$1,075	$85	$4	$653
Commercial real estate:
Construction	8,646	811	—	6	45
Other	145,086	6,499	1,097	3,054	438
1-4 Family residential real estate:
Owner occupied	2,648	—	12	17	37,629
Non-owner occupied	14,091	175	265	193	127
Construction	860	—	—	—	1,040
Consumer	127	—	—	—	4,660
Total	$215,032	$8,560	$1,459	$3,274	$44,592

	As of June 30, 2016
		Special			Not
	Pass	Mention	Substandard	Doubtful	Rated
Commercial	$35,243	$6,190	$1,162	$—	$653
Commercial real estate:
Construction	7,305	—	384	—	75
Other	144,101	2,482	4,026	2,150	316
1-4 Family residential real estate:
Owner occupied	3,506	72	349	47	27,206
Non-owner occupied	12,999	406	486	196	387
Construction	235	—	—	—	1,035
Consumer	210	—	6	—	5,600
Total	$203,599	$9,150	$6,413	$2,393	$35,272

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

Assets and liabilities measured at fair value on a recurring basis are summarized below, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements at March 31, 2017 Using
	Balance at March 31, 2017	Level 1	Level 2	Level 3
Assets:
Obligations of U.S. government-sponsored entities and agencies	$11,012	$—	$11,012	$—
Obligations of states and political subdivisions	57,148	—	57,148	—
Mortgage-backed securities – residential	54,292	—	54,292	—
Mortgage-backed securities – commercial	1,461	—	1,461	—
Collateralized mortgage obligations - residential	6,510	—	6,510	—
Pooled trust preferred security	448	—	448	—

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

There were no transfers between Level 1 and Level 2 during the three or nine month periods ended March 31, 2017 or 2016.

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

Financial assets and financial liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at March 31, 2017 Using
	Balance at March 31, 2017	Level 1	Level 2	Level 3
Impaired loans:
Commercial Real Estate - Other	$2,320	$—	$—	$2,320

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

		Fair Value Measurements at June 30, 2016 Using
	Balance at June 30, 2016	Level 1	Level 2	Level 3
Impaired loans:
Commercial Real Estate - Other	$1,206	$—	$—	$1,206
1-4 Family residential real estate Non-owner occupied	197	—	—	197

Impaired loans, which are generally measured for impairment using the fair value of the collateral for collateral dependent loans, had a recorded investment of $2,599, with a $279 valuation allowance at March 31, 2017. The resulting impact to the provision for loan losses was an increase of $279 and $232 being recorded for the three and nine months ended March 31, 2017, respectively. As of June 30, 2016, the recorded investment of impaired loans was $2,150, with a valuation allowance of $747. There was no provision for loan loss recorded related to impaired loans measured at fair value for the three month period ended March 31, 2016 and an increase of $123 being recorded for the nine month period ended March 31, 2016.

The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2017 and June 30, 2016:

March 31, 2017	Fair Value	Valuation Technique	Unobservable Inputs	Range			Weighted Average
Impaired loans:
Commercial Real Estate – Other	$831	Bid Indications	N/A		0.0%		0.0%
Commercial Real Estate – Other	$1,489	Sales comparison approach	Adjustment for differences between comparable sales	35.0%	to	-30.0%	-15.7%

June 30, 2016	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Impaired loans:
Commercial Real Estate – Other	$459	Settlement Contract	N/A	0.0%	0.0%
Commercial Real Estate – Other	$747	Bid Indications	N/A	0.0%	0.0%
1-4 Family residential real estate non-owner occupied	$197	Bid Indications	N/A	0.0%	0.0%

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table shows the estimated fair values of financial instruments that are reported at amortized cost in the Corporation’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	March 31, 2017		June 30, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Level 1 inputs:
Cash and cash equivalents	$12,230	$12,230	$10,181	$10,181
Level 2 inputs:
Certificates of deposits in other financial institutions	4,166	4,172	5,906	5,906
Loans held for sale	811	825	1,048	1,067
Accrued interest receivable	1,339	1,339	1,077	1,077
Level 3 inputs:
Securities held-to-maturity	4,296	4,335	3,494	3,619
Loans, net	268,954	264,843	252,712	253,155
Financial Liabilities:
Level 2 inputs:
Demand and savings deposits	299,984	299,984	281,640	281,640
Time deposits	66,865	66,870	65,008	65,111
Short-term borrowings	21,901	21,901	19,129	19,129
Federal Home Loan Bank advances	13,335	12,979	17,281	17,486
Accrued interest payable	43	43	40	40

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

Time deposits: Fair value of fixed-maturity certificates of deposit was estimated using the rates offered at March 31, 2017 and June 30, 2016, for deposits of similar remaining maturities. Estimated fair value does not include the benefit that results from low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market resulting in a Level 2 classification.

Federal Home Loan Bank advances: Fair value of Federal Home Loan Bank advances was estimated using current rates at March 31, 2017 and June 30, 2016 for similar financing resulting in a Level 2 classification.

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

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 5 – Earnings Per Share

Basic earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period and is equal to net income divided by the weighted average number of shares outstanding during the period.  Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares that may be issued upon the vesting of restricted stock awards.  There were no equity instruments that were anti-dilutive for the three and nine months ended March 31, 2017 and 2016. The following table details the calculation of basic and diluted earnings per share:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2017	2016	2017	2016
Basic:
Net income available to common shareholders	$566	$708	$2,189	$2,074
Weighted average common shares outstanding	2,724,418	2,725,543	2,724,132	2,724,992
Basic income per share	$0.21	$0.26	$0.80	$0.76

Diluted:
Net income available to common shareholders	$566	$708	$2,189	$2,074
Weighted average common shares outstanding	2,724,418	2,725,543	2,724,132	2,724,992
Dilutive effect of restricted stock	30	83	25	137
Total common shares and dilutive potential common shares	2,724,448	2,725,626	2,724,157	2,725,129
Dilutive income per share	$0.21	$0.26	$0.80	$0.76

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 6 –Accumulated Other Comprehensive Income

The components of other comprehensive income related to unrealized gains and losses on available-for-sale securities for the three and nine month periods ended March 31, 2017 and 2016, were as follows:

	Pretax	Tax Effect	After-tax	Affected Line Item in Consolidated Statements of Income
Balance as of December 31, 2016	$(246)	$83	$(163)
Unrealized holding gain on available-for-sale securities arising during the period	336	(114)	222
Amounts reclassified from accumulated other comprehensive income	(17)	5	(12)	(a)(b)
Net current period other comprehensive income	319	(109)	210
Balance as of March 31, 2017	$73	$(26)	$47

Balance as of December 31, 2015	$1,731	$(589)	$1,142
Unrealized holding gain on available-for-sale securities arising during the period	1,288	(438)	850
Amounts reclassified from accumulated other comprehensive income	(87)	30	(57)	(a)(b)
Net current period other comprehensive income	1,201	(408)	793
Balance as of March 31, 2016	$2,932	$(997)	$1,935

(a) Securities gains, net

(b) Income tax expense

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

	Pretax	Tax Effect	After-tax	Affected Line Item in Consolidated Statements of Income
Balance as of June 30, 2016	$3,621	$(1,232)	$2,389
Unrealized holding loss on available-for-sale securities arising during the period	(3,406)	1,158	(2,248)
Amounts reclassified from accumulated other comprehensive income	(142)	48	(94)	(a)(b)
Net current period other comprehensive loss	(3,548)	1,206	(2,342)
Balance as of March 31, 2017	$73	$(26)	$47

Balance as of June 30, 2015	$1,363	$(464)	$899
Unrealized holding gain on available-for-sale securities arising during the period	1,691	(574)	1,117
Amounts reclassified from accumulated other comprehensive income	(122)	41	(81)	(a)(b)
Net current period other comprehensive income	1,569	(533)	1,036
Balance as of March 31, 2016	$2,932	$(997)	$1,935

(a) Securities gains, net

(b) Income tax expense

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share data)

General

The following is management’s analysis of the Corporation’s results of operations for the three and nine months ended March 31, 2017, compared to the same period in 2016, and the consolidated balance sheet at March 31, 2017, compared to June 30, 2016. This discussion is designed to provide a more comprehensive review of the operating results and financial condition than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

Overview

Consumers Bancorp, Inc., a bank holding company incorporated under the laws of the State of Ohio (the Corporation), owns all of the issued and outstanding common shares of Consumers National Bank, a bank chartered under the laws of the United States of America (the Bank). The Corporation’s activities have been limited primarily to holding the common shares of the Bank. The Bank’s business involves attracting deposits from businesses and individual customers and using such deposits to originate commercial, mortgage and consumer loans in its market area, consisting primarily of Carroll, Columbiana, Jefferson, Stark, Summit, Wayne and contiguous counties in Ohio. The Bank also invests in securities consisting primarily of U.S. government sponsored entities, municipal obligations, mortgage-backed and collateralized mortgage obligations issued by Fannie Mae, Freddie Mac and Ginnie Mae.

Results of Operations

Three and Nine Months Ended March 31, 2017 and March 31, 2016

In the third quarter of fiscal year 2017, net income was $566, or $0.21 per common share, compared to $708, or $0.26 per common share for the three months ended March 31, 2016. The following are key highlights of our results of operations for the three months ended March 31, 2017:

●	net interest income increased by $81 to $3,530, or by 2.3%, in the third quarter of fiscal year 2017 from the same prior year period;
●	loan loss provision expense in the third quarter of fiscal year 2017 totaled $255 compared to $130 in the same prior year period;
●	non-interest income increased by $32, or 4.3%, in the third quarter of fiscal year 2017 from the same prior year period; and
●	non-interest expenses increased by $224, or 7.0%, in the third quarter of fiscal year 2017 from the same prior year period.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share amounts)

In the first nine months of fiscal year 2017, net income was $2,189, or $0.80 per common share, compared to $2,074, or $0.76 per common share for the nine months ended March 31, 2016. The following are key highlights of our results of operations for the nine months ended March 31, 2017:

●	net interest income increased by $514 to $10,793, or by 5.0%, in fiscal year 2017 from the same prior year period;
●	non-interest income increased by $220, or 10.0%, in fiscal year 2017 from the same prior year period; and
●	non-interest expenses increased by $493, or 5.2%, in fiscal year 2017 from the same prior year period principally as a result of higher occupancy and equipment expenses.

Return on average equity and return on average assets were 6.72% and 0.67%, respectively, for the first nine months of fiscal year 2017 compared to 6.47% and 0.66%, respectively, for the same prior year period.

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

The Corporation’s net interest margin was 3.64% for the three months ended March 31, 2017, compared with 3.73% for the same period in 2016. FTE net interest income, interest rate spread for the three months ended March 31, 2017 increased by $81, or 2.2%, to $3,716 from $3,635 for the same year ago period. The increase in FTE net interest income was primarily the result of an increase of $21,163, or 5.4%, in average interest-earning assets from the same prior year period.

FTE interest income for the three months ended March 31, 2017 increased by $140, or 3.6%, from the same year ago period. The Corporation’s yield on average interest-earning assets was 3.91% for the three months ended March 31, 2017, a decrease from 3.96% for the same period last year. Interest expense for the three months ended March 31, 2017 increased by $59, or 26.5%, from the same year ago period. The Corporation’s cost of funds was 0.39% for the three months ended March 31, 2017 compared with 0.32% for the same year ago period.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share amounts)

The Corporation’s net interest margin was 3.71% for the nine months ended March 31, 2017, compared with 3.70% for the same period in 2016. FTE net interest income, interest rate spread for the nine months ended March 31, 2017 increased by $514, or 4.7%, to $11,345 from $10,831 for the same year ago period. Interest income was positively impacted by $191 in the first quarter of fiscal year 2017 as the result of the payoff of two loan relationships that were on non-accrual. Excluding the interest income recognized on the non-accrual loans, the net interest margin would have been 3.65% for the nine-month period ended March 31, 2017.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share amounts)

Average Balance Sheets and Analysis of Net Interest Income for the Three Months Ended March 31,

(In thousands, except percentages)

	2017			2016
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Taxable securities	$76,005	$429	2.29%	$82,839	$485	2.38%
Nontaxable securities (1)	60,120	544	3.67	56,172	530	3.89
Loans receivable (1)	269,955	2,996	4.50	243,692	2,813	4.63
Interest bearing deposits and federal funds sold	8,223	29	1.43	10,437	30	1.15
Total interest-earning assets	414,303	3,998	3.91%	393,140	3,858	3.96%

Noninterest-earning assets	31,042			27,003

Total Assets	$445,345			$420,143

Interest-bearing liabilities:
NOW	$49,166	$18	0.15%	$46,405	$17	0.15%
Savings	143,847	48	0.14	136,148	30	0.09
Time deposits	67,839	136	0.81	65,689	119	0.73
Short-term borrowings	18,119	20	0.45	20,233	9	0.18
FHLB advances	16,755	60	1.45	10,237	48	1.88
Total interest-bearing liabilities	295,726	282	0.39%	278,712	223	0.32%

Noninterest-bearing liabilities:
Noninterest-bearing checking accounts	103,445			94,740
Other liabilities	3,602			3,369
Total liabilities	402,773			376,821
Shareholders’ equity	42,572			43,322

Total liabilities and shareholders’ equity	$445,345			$420,143

Net interest income, interest rate spread (1)		$3,716	3.52%		$3,635	3.64%

Net interest margin (net interest as a percent of average interest-earning assets) (1)			3.64%			3.73%

Federal tax exemption on non-taxable securities and loans included in interest income		$186			$186

Average interest-earning assets to interest-bearing liabilities	140.10%			141.06%

(1) calculated on a fully taxable equivalent basis

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share amounts)

Average Balance Sheets and Analysis of Net Interest Income for the Nine Months Ended March 31,

(In thousands, except percentages)

	2017			2016
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Taxable securities	$75,830	$1,208	2.15%	$86,095	$1,430	2.23%
Nontaxable securities (1)	59,845	1,605	3.63	55,065	1,575	3.86
Loans receivable (1)	264,811	9,215	4.64	237,668	8,413	4.70
Interest bearing deposits and federal funds sold	8,896	89	1.33	11,528	84	0.97
Total interest-earning assets	409,382	12,117	3.96%	390,356	11,502	3.93%

Noninterest-earning assets	29,006			26,689

Total Assets	$438,388			$417,045

Interest-bearing liabilities:
NOW	$48,900	$54	0.15%	$47,160	$52	0.15%
Savings	138,549	115	0.11	136,154	90	0.09
Time deposits	66,749	386	0.77	65,296	371	0.75
Short-term borrowings	19,253	43	0.30	20,629	27	0.17
FHLB advances	15,402	174	1.50	7,433	131	2.34
Total interest-bearing liabilities	288,853	772	0.36%	276,672	671	0.32%

Noninterest-bearing liabilities:
Noninterest-bearing checking accounts	102,572			94,400
Other liabilities	3,538			3,336
Total liabilities	394,963			374,408
Shareholders’ equity	43,425			42,637

Total liabilities and shareholders’ equity	$438,388			$417,045

Net interest income, interest rate spread (1)		$11,345	3.60%		$10,831	3.61%

Net interest margin (net interest as a percent of average interest-earning assets) (1)			3.71%			3.70%

Federal tax exemption on non-taxable securities and loans included in interest income		$552			$552

Average interest-earning assets to interest-bearing liabilities	141.73%			141.09%

(1) calculated on a fully taxable equivalent basis

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share amounts)

Provision for Loan Losses

The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable incurred credit losses in the Bank’s loan portfolio that have been incurred at each balance sheet date. For the three months ended March 31, 2017, the provision for loan losses was $255 compared to $130 for the same prior year period. For the nine-month period ended March 31, 2017, the provision for loan losses was $531 compared to $414 for the same prior year period.

Total non-performing loans were $3,390 as of March 31, 2017 compared with $1,589 as of December 31, 2016 and $6,034 as of June 30, 2016. The increase in non-performing loans from December 31, 2016 was the result of placing one commercial real estate credit with a recorded investment of $1,762 on non-accrual. In addition, the provision for loan losses was $195 for the commercial real estate portfolio for the three-month period ended March 31, 2017, primarily as a result of a specific reserve that was recorded related to the commercial real estate credit that was placed on non-accrual.

For the nine-month period ended March 31, 2017, net charge-offs totaled $726, or an annualized net charge-off to total loan ratio of 0.35%, compared with $183, or 0.10% of total loans, for the same period last year. Net charge-offs for the nine-month period ended March 31, 2017 were impacted by a $700 charge-off related to one commercial real estate credit. The collateral securing this credit is in the process of being liquidated and is expected to result in the Bank receiving payment in the amount of the remaining balance of the recorded investment. The allowance for loan losses as a percentage of loans was 1.24% at March 31, 2017 and 1.39% at June 30, 2016.

The provision for loan losses for the period ended March 31, 2017 was considered sufficient by management for maintaining an appropriate allowance for probable incurred credit losses.

Non-Interest Income

Non-interest income increased by $32 for the third quarter of fiscal year 2017 from the same period last year. Non-interest income increased by $220, or 10.0%, for the first nine months of fiscal year 2017 from the same period last year. During the first nine months of fiscal year 2017, debit card interchange income increased by $128 from the same prior year period; however, debit card processing expenses increased by $110 over the same period. Non-interest income was also positively impacted by increases in gains from the sale of mortgage loans and earnings on bank owned life insurance.

Non-Interest Expenses

Total non-interest expenses increased to $3,415, or by 7.0%, during the third quarter of fiscal year 2017, compared with $3,191 during the same year ago period. Total non-interest expenses increased to $10,027, or by 5.2%, during the first nine months of fiscal year 2017, compared with $9,534 during the same year ago period. Occupancy and equipment expenses increased by $256, or 22.3%, during the first nine months of fiscal year 2017 from the same period last year primarily as a result of an increase in building- related expenses since the new branch and corporate office facility in Minerva, Ohio was completed during the third fiscal quarter of 2016. In addition, professional and director fees increased by $73, or 20.2%, during the first nine months of fiscal year 2017, primarily as a result of an increase in legal fees. Legal and consulting fees for fiscal year 2017 are expected to continue to trend above the prior fiscal year.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share amounts)

Income Taxes

Income tax expense for the three months ended March 31, 2017 decreased by $94, to $62 from $156, compared to a year ago. The effective tax rate was 9.9% for the current quarter as compared to 18.1% for the same period last year.

Income tax expense for the nine months ended March 31, 2017 increased by $9, to $459 from $450, compared to a year ago. The effective tax rate was 17.3% for the current period as compared to 17.8% for the same period last year.

The effective tax rate differed from the federal statutory rate principally as a result of tax-exempt income from obligations of states and political subdivisions, loans and earnings on bank owned life insurance.

Financial Condition

Total assets at March 31, 2017 were $448,177 compared to $430,390 at June 30, 2016, an increase of $17,787, or an annualized 5.5%.

Total loans increased by $16,047, or an annualized 8.3%, from $256,278 at June 30, 2016 to $272,325 at March 31, 2017. The growth in loans was primarily attributed to the investments in two newer loan production offices in the Stow and Wooster, Ohio markets as well as additions in commercial loan staff. The loan growth was primarily funded by an increase of $20,201, or an annualized 7.8%, in total deposits. The cash surrender value of life insurance increased to $8,997 at March 31, 2017 from $6,819 at June 30, 2016, primarily as a result of the investment of $2 million in additional BOLI policies.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share amounts)

Non-Performing Assets

The following table presents the aggregate amounts of non-performing assets and respective ratios as of the dates indicated.

	March 31, 2017	June 30, 2016	March 31, 2016
Non-accrual loans	$3,385	$6,034	$3,343
Loans past due over 90 days and still accruing	5	—	6
Total non-performing loans	3,390	6,034	3,349
Other real estate owned	—	—	38
Total non-performing assets	$3,390	$6,034	$3,387

Non-performing loans to total loans	1.24%	2.35%	1.38%
Allowance for loan losses to total non-performing loans	99.44%	59.10%	79.52%

Non-accrual loans decreased from June 30, 2016, primarily as a result of receiving full payoff of two loan relationships with a recorded investment of $3.1 million. As of March 31, 2017, impaired loans totaled $3,704, of which $3,348 are included in non-accrual loans. Commercial and commercial real estate loans are classified as impaired if management determines that full collection of principal and interest, in accordance with the terms of the loan documents, is not probable. Impaired loans and non-performing loans have been considered in management’s analysis of the appropriateness of the allowance for loan losses. Management and the Board of Directors are closely monitoring these loans and believe that the prospects for recovery of principal and interest, less identified specific reserves, are favorable.

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

(Dollars in thousands, except per share amounts)

Net cash inflow from operating activities for the nine months ended March 31, 2017 was $4,095, net cash outflows from investing activities was $20,092 and net cash inflows from financing activities was $18,046. A major source of cash was $19,017 from sales, maturities, calls or principal pay downs on available-for-sale securities and a $20,201 increase in deposits. A major use of cash included the $21,757 purchase of securities and $17,019 increase in loans. Total cash and cash equivalents was $12,230 as of March 31, 2017 compared to $10,181 at June 30, 2016 and $14,138 at March 31, 2016.

The Bank offers several types of deposit products to its customers. We believe the rates offered by the Bank and the fees charged for them are competitive with others currently available in the market area. Deposits totaled $366,849 at March 31, 2017 compared with $346,648 at June 30, 2016.

To provide an additional source of liquidity, the Corporation has entered into an agreement with the FHLB of Cincinnati. At March 31, 2017, advances from the FHLB of Cincinnati totaled $13,335 compared with $17,281 at June 30, 2016. As of March 31, 2017, the Bank had the ability to borrow an additional $21,778 from the FHLB of Cincinnati based on a blanket pledge of qualifying first mortgage and multi-family loans. The Corporation considers the FHLB of Cincinnati to be a reliable source of liquidity funding, secondary to its deposit base.

Short-term borrowings consisted of repurchase agreements, which is a financing arrangement that matures daily, and federal funds purchased from correspondent banks. The Bank pledges securities as collateral for the repurchase agreements. Short-term borrowings increased to $21,901 at March 31, 2017 from $19,129 at June 30, 2016.

Jumbo time deposits (those with balances of $100 and over) totaled $28,119 at March 31, 2017 and $26,879 at June 30, 2016. These deposits are monitored closely by the Corporation and are mainly priced on an individual basis. When these deposits are from a municipality, certain bank-owned securities are pledged to guarantee the safety of these public fund deposits as required by Ohio law. The Corporation has the option to use a fee-paid broker to obtain deposits from outside its normal service area as an additional source of funding. The Corporation, however, does not rely upon these deposits as a primary source of funding. Although management monitors interest rates on an ongoing basis, a quarterly rate sensitivity report is used to determine the effect of interest rate changes on the financial statements. In the opinion of management, enough assets or liabilities could be repriced over the near term (up to three years) to compensate for such changes. The spread on interest rates, or the difference between the average earning assets and the average interest-bearing liabilities, is monitored quarterly.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share amounts)

Off-Balance Sheet Arrangements

In the normal course of business, to meet the financial needs of our customers, we are a party to financial instruments with off-balance sheet risk. These financial instruments generally include commitments to originate mortgage, commercial and consumer loans, and involve to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the Consolidated Balance Sheets. The maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments. Since commitments to extend credit have a fixed expiration date or other termination clause, some commitments will expire without being drawn upon and the total commitment amounts do not necessarily represent future cash requirements. The same credit policies are used in making commitments as are used for on-balance sheet instruments and collateral is required in instances where deemed necessary. Undisbursed balances of loans closed include funds not disbursed but committed for construction projects. Unused lines of credit include funds not disbursed, but committed for home equity, commercial and consumer lines of credit. Financial standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Total unused commitments were $45,791 at March 31, 2017 and $47,728 at June 30, 2016.

Capital Resources

Total shareholders’ equity increased to $42,659 as of March 31, 2017 from $43,793 as of June 30, 2016. The decrease was the result of a net reduction of $2,342 in accumulated other comprehensive income from a decline in unrealized gains on available-for-sale securities and $981 in cash dividends paid, which was partially offset by $2,189 in net income during the first nine months of the 2017 fiscal year.

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

The Bank’s common equity tier 1 capital and tier 1 capital ratios were 13.27% and the leverage and total capital ratios as of March 31, 2017 were 9.23% and 14.36%, respectively. This compares with common equity tier 1 capital and tier 1 capital ratios of 13.37% and leverage and total risk-based capital ratios of 9.25% and 14.58%, respectively, as of June 30, 2016. The Bank exceeded minimum regulatory capital requirements to be considered well-capitalized for both periods. Management is not aware of any matters occurring subsequent to March 31, 2017 that would cause the Bank’s capital category to change.

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

The Corporation has identified the appropriateness of the allowance for loan losses as a critical accounting policy and an understanding of this policy is necessary to understand the financial statements. Critical accounting policies are those policies that require management’s most difficult, subjective or complex judgments often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Note one (Summary of Significant Accounting Policies - Allowance for Loan Losses), note three (Loans) and Management’s Discussion and Analysis of Financial Condition and Results of Operation (Critical Accounting Policies and Use of Significant Estimates) of the 2016 Form 10-K provide detail with regard to the Corporation’s accounting for the allowance for loan losses. There have been no significant changes in the application of accounting policies since June 30, 2016.

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

CONSUMERS BANCORP, INC.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by the report, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15e. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2017.

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

None

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not Applicable

Item 5 – Other Information

None

Item 6 – Exhibits

Exhibit

Number	Description
Exhibit 11	Statement regarding Computation of Per Share Earnings (included in Note 5 to the Consolidated Financial Statements).

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Exhibit 101

The following materials from Consumers Bancorp, Inc.’s Form 10-Q Report for the quarterly period ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language) include: (1) Unaudited Consolidated Balance Sheets, (2) Unaudited Consolidated Statements of Income, (3) Unaudited Consolidated Statements of Comprehensive Income, (4) Unaudited Consolidated Statement of Changes in Shareholders’ Equity, (5) Unaudited Condensed Consolidated Statements of Cash Flows, and (6) the Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMERS BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSUMERS BANCORP, INC.
(Registrant)

Date: May 15, 2017	/s/ Ralph J. Lober
Ralph J. Lober, II
President & Chief Executive Officer
(principal executive officer)

Date: May 15, 2017	/s/ Renee K. Wood
Renee K. Wood
Chief Financial Officer & Treasurer
(principal financial officer)