Form 10-K
period 2017-06-30
CONSUMERS BANCORP INC /OH/
filed 2017-09-21
CIK 1006830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2017

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

Large accelerated filer☐	Accelerated filer☐
Non-accelerated filer☐ (Do not check if small reporting company)	Smaller reporting company ☒
Emerging growth company☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Based on the closing sales price on December 31, 2016, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $31,272,639.

The number of shares outstanding of the Registrant’s common stock, without par value was 2,724,956 at September 13, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Certain specifically designated portions of Consumers Bancorp, Inc.’s definitive Proxy Statement dated September 21, 2017 for its 2017 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

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

Since 1965, the Bank’s main office has been serving the Minerva, Ohio area from its location at 614 East Lincoln Way, Minerva, Ohio. The Bank’s business involves attracting deposits from businesses and individual customers and using such deposits to originate commercial, mortgage and consumer loans in its market area, consisting primarily of Carroll, Columbiana, Jefferson, Stark, Summit, Wayne and contiguous counties in Ohio. The Bank currently has thirteen branch locations and two loan production offices. The Bank also invests in securities consisting primarily of obligations of U.S. government-sponsored entities, municipal obligations and mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae.

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

Risk-Based Capital Requirements: The Federal Reserve Board and the OCC employ similar risk-based capital guidelines in their examination and regulation of bank holding companies and national banks. The Corporation meets the definition of a Small Bank Holding Company and, therefore, is exempt from consolidated risk-based and leverage capital adequacy guidelines for bank holding companies. The guidelines involve a process of assigning various risk weights to different classes of assets, then evaluating the sum of the risk-weighted balance sheet structure against the capital base. If capital falls below the minimum levels established by the guidelines, the bank holding company or bank may be denied approval to acquire or establish additional banks or non-bank businesses or to open new facilities. In addition, failure to satisfy capital guidelines could subject a banking institution to a variety of enforcement actions by federal bank regulatory authorities, including the termination of deposit insurance by the FDIC and a prohibition on the acceptance of “brokered deposits.”

Prior to January 1, 2015, the minimum requirement for the total risk-based capital ratio was 8% and the minimum requirement for the Tier I risk-based capital ratio and Tier I leverage ratio was 4%. On January 1, 2015, new Basel III capital requirements for U.S. banking organizations became effective. Under Basel III, the Bank is required to maintain a minimum common equity Tier 1 capital ratio of 4.5%, a Tier 1 capital ratio of 6%, a total capital ratio of 8%, and a Tier 1 leverage ratio of 4%. Basel III also established a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and began being phased in beginning in January 2016 at 0.625% of risk-weighted assets and increase by that amount each year until fully implemented in January 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a common equity Tier 1 ratio to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

The OCC and the FDIC may take various corrective actions against any undercapitalized bank and any bank that fails to submit an acceptable capital restoration plan or fails to implement a plan accepted by the OCC or the FDIC.  These powers include, but are not limited to, requiring the institution to be recapitalized, prohibiting asset growth, restricting interest rates paid, requiring prior approval of capital distributions by any bank holding company that controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring new election of directors, and requiring the dismissal of directors and officers. The OCC’s final supervisory judgment concerning an institution’s capital adequacy could differ significantly from the conclusions that might be derived from the absolute level of an institution’s risk-based capital ratios. Therefore, institutions generally are expected to maintain risk-based capital ratios that exceed the minimum ratios. At June 30, 2017, the Bank exceeded minimum regulatory capital requirements to be considered well-capitalized.

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

Employees

As of June 30, 2017, the Bank employed 110 full-time and 19 part-time employees. None of the employees are represented by a collective bargaining group. Management considers its relations with employees to be good.

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

The Corporation’s Code of Ethics Policy, which is applicable to all directors, officers and employees of the Corporation, and its Code of Ethics for Principal Financial Officers, which is applicable to the principal executive officer and the principal financial officer, are each available on the Investor Relations section under Corporate Governance of the Corporation’s website (www.consumersbank.com). Copies of either of the Code of Ethics Policies are also available in print to shareholders upon request, addressed to the Corporate Secretary at Consumers Bancorp, Inc., 614 East Lincoln Way, Minerva, Ohio 44657. The Corporation intends to post amendments to or waivers from either of its Code of Ethics on its website.

ITEM 1A—RISK FACTORS

Not applicable for Smaller Reporting Companies.

ITEM 1B—UNRESOLVED STAFF COMMENTS

None.

ITEM 2—PROPERTIES

The Bank operates thirteen full service banking facilities and two loan production offices (LPO) as noted below:

Location	Address	Owned	Leased
Minerva	614 E. Lincoln Way, P.O. Box 256, Minerva, Ohio, 44657	X
Salem	141 S. Ellsworth Avenue, P.O. Box 798, Salem, Ohio, 44460	X
Waynesburg	8607 Waynesburg Drive SE, P.O. Box 746, Waynesburg, Ohio, 44688	X
Hanoverton	30034 Canal Street, P.O. Box 178, Hanoverton, Ohio, 44423	X
Carrollton	1017 Canton Road NW, Carrollton, Ohio, 44615		X
Alliance	610 West State Street, Alliance, Ohio, 44601		X
Lisbon	7985 Dickey Drive, Lisbon, Ohio 44432	X
Louisville	1111 N. Chapel Street, Louisville, Ohio 44641	X
East Canton	440 W. Noble, East Canton, Ohio, 44730	X
Malvern	4070 Alliance Road, Malvern, Ohio 44644		X
Hartville	1215 W. Maple Street, Hartville, OH 44632	X
Jackson-Belden	4026 Dressler Road NW, Canton, Ohio 44718	X
Bergholz	256 2nd Street, Bergholz, OH 43908		X
Stow LPO	3885 Darrow Road, Stow, Ohio 44224		X
Wooster LPO	146 East Liberty Street, Wooster, Ohio 44691		X

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

ITEM 4—MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation had 2,724,956 common shares outstanding on June 30, 2017 with 748 shareholders of record and an estimated 446 additional beneficial holders whose stock was held in nominee name. Attention is directed to Item 12 in this Form 10-K for information regarding the Corporation’s equity incentive plans, which information is incorporated herein by reference.

The common shares of Consumers Bancorp, Inc. are traded on the over-the-counter bulletin board. The following quoted market prices reflect inter-dealer prices, without adjustments for retail markups, markdowns, or commissions and may not represent actual transactions. The market prices represent highs and lows reported during the quarterly period.

Quarter Ended	September 30, 2016	December 31, 2016	March 31, 2017	June 30, 2017
High	$16.65	$17.25	$18.75	$19.37
Low	15.46	15.30	15.85	17.75
Cash dividends paid per share	0.12	0.12	0.12	0.12

Quarter Ended	September 30, 2015	December 31, 2015	March 31, 2016	June 30, 2016
High	$18.25	$18.50	$18.45	$17.25
Low	17.15	17.27	16.10	15.67
Cash dividends paid per share	0.12	0.12	0.12	0.12

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

There were no repurchases of the Corporation’s securities during the 2017 fiscal year.

ITEM 6—SELECTED FINANCIAL DATA

Not applicable for Smaller Reporting Companies.

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share data)

General

The following is management’s analysis of the Corporation’s financial condition and results of operations as of and for the years ended June 30, 2017 and 2016. This discussion is designed to provide a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

Overview

Consumers Bancorp, Inc., a bank holding company incorporated under the laws of the State of Ohio, owns all of the issued and outstanding capital stock of Consumers National Bank, a bank chartered under the laws of the United States of America. The Corporation’s activities have been limited primarily to holding the common stock of the Bank. The Bank’s business involves attracting deposits from businesses and individual customers and using such deposits to originate commercial, mortgage and consumer loans in its market area, consisting primarily of Carroll, Columbiana, Jefferson, Stark, Summit, Wayne and contiguous counties in Ohio. The Bank also invests in securities consisting primarily of U.S. government-sponsored entities, municipal obligations, mortgage-backed and collateralized mortgage obligations issued by Fannie Mae, Freddie Mac and Ginnie Mae.

Comparison of Results of Operations for the Years Ended June 30, 2017 and June 30, 2016

Net Income. Net income was $2,994 for fiscal year 2017 compared with $2,147 for fiscal year 2016. The following key factors summarize our results of operations for the year ended June 30, 2017 compared with the same prior year period:

●	loan loss provision expense in fiscal year 2017 declined by $902 and totaled $596 in 2017 compared with $1,498 in 2016;
●	net interest income increased by $754, or 5.5%, in fiscal year 2017, primarily as a result of an increase in average loans receivable;
●	total other income increased by $262, or 8.8% in fiscal year 2017; and
●	total other expenses increased by $709, or 5.6% in fiscal year 2017.

Return on average equity and return on average assets were 6.89% and 0.67%, respectively, for the 2017 fiscal year-to-date period compared with 5.00% and 0.51%, respectively, for the same period last year.

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

Net Interest Income Year ended June 30,	2017	2016
Net interest income	$14,459	$13,705
Taxable equivalent adjustments to net interest	769	738
Net interest income, fully taxable equivalent	$15,228	$14,443
Net interest margin	3.51%	3.49%
Taxable equivalent adjustment	0.18	0.20
Net interest margin, fully taxable equivalent	3.69%	3.69%

FTE net interest income for the 2017 fiscal year was $15,228, an increase of $785 or 5.4%, from $14,443 in the 2016 fiscal year. The Corporation’s tax equivalent net interest margin for the years ended June 30, 2017 and 2016 was 3.69%. FTE interest income for the 2017 fiscal year was $16,336, an increase of $991, or 6.5%, from $15,345 in the 2016 fiscal year. Growth of $26,818, or 11.1%, in average loans receivable positively impacted interest income as well as an increase in the yield on average interest-earning assets. Interest expense for the 2017 fiscal year was $1,108, an increase of $206, or 22.8%, from $902 in the 2016 fiscal year. This was mainly the result of a $15,241, or 5.5%, growth in total interest bearing liabilities and the result of an increase in short-term rates impacting the rates paid on savings, short-term borrowings and time deposits. The Corporation offers an interest-bearing demand checking account product that pays a higher rate of interest to customers who meet certain qualifications, with one of the main qualifications being the frequent use of a debit card. As a result, the average rate paid on the interest-bearing demand checking account product was 0.15% and 0.14% for the 2017 and 2016 fiscal years, respectively.

Average Balance Sheet and Net Interest Margin

	2017			2016
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest earning assets:
Taxable securities	$77,291	$1,678	2.19%	$85,456	$1,880	2.23%
Nontaxable Securities (1)	60,036	2,176	3.68	55,656	2,106	3.86
Loans receivable (1)	267,448	12,360	4.62	240,630	11,242	4.67
Interest bearing deposits and federal funds sold	9,213	122	1.32	11,507	117	1.02
Total interest earning assets	413,988	16,336	3.96%	393,249	15,345	3.93%
Non-interest earning assets	29,602			26,943
Total assets	$443,590			$420,192
Interest bearing liabilities:
Interest bearing demand	$49,832	$75	0.15%	$47,643	$69	0.14%
Savings	141,279	187	0.13	136,442	122	0.09
Time deposits	66,761	530	0.79	65,225	488	0.75
Short-term borrowings	21,053	90	0.43	21,196	39	0.18
FHLB advances	14,640	226	1.54	7,818	184	2.35
Total interest bearing liabilities	293,565	1,108	0.38%	278,324	902	0.32%
Non-interest bearing liabilities	106,578			98,913
Total liabilities	400,143			377,237
Shareholders’ equity	43,447			42,955
Total liabilities and shareholders’ equity	$443,590			$420,192
Net interest income, interest rate spread (1)		$15,228	3.58%		$14,443	3.61%
Net interest margin (net interest as a percent of average interest earning assets) (1)			3.69%			3.69%
Federal tax exemption on non-taxable securities and loans included in interest income		$769			$738
Average interest earning assets to interest bearing liabilities			141.02%			141.29%

____________

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

INTEREST RATES AND INTEREST DIFFERENTIAL

	2017 Compared to 2016 Increase / (Decrease)			2016 Compared to 2015 Increase / (Decrease)
	Total Change	Change due to Volume	Change due to Rate	Total Change	Change due to Volume	Change due to Rate
	(In thousands)
Interest earning assets:
Taxable securities	$(202)	$(168)	$(34)	$(7)	$(2)	$(5)
Nontaxable securities (1)	70	174	(104)	64	242	(178)
Loans receivable (2)	1,118	1,241	(123)	168	599	(431)
Federal funds sold	5	(26)	31	44	9	35
Total interest income	991	1,221	(230)	269	848	(579)
Interest bearing liabilities:
Interest bearing demand	6	3	3	(2)	2	(4)
Savings deposits	65	4	61	12	5	7
Time deposits	42	12	30	(67)	(26)	(41)
Short-term borrowings	51	—	51	8	5	3
FHLB advances	42	121	(79)	2	17	(15)
Total interest expense	206	140	66	(47)	3	(50)
Net interest income	$785	$1,081	$(296)	$316	$845	$(529)

____________

(1)	Nontaxable income is adjusted to a fully tax equivalent basis utilizing a 34% tax rate.
(2)	Non-accrual loan balances are included for purposes of computing the rate and volume effects although interest on these balances has been excluded.

Provision for Loan Losses. The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable credit losses in the Corporation’s loan portfolio that have been incurred at each balance sheet date. The provision for loan losses was $596 in fiscal year 2017 compared to $1,498 in fiscal year 2016. The provision for loan losses for the 2016 fiscal year was impacted by a specific valuation allowance that was recorded for one commercial real estate credit that was partially charged-off in the 2017 fiscal year.

For the 2017 fiscal year, net charge-offs were $1,076, or 0.40% of average total loans compared with $364, or 0.14% of average total loans, for the same period last year. Net charge-offs for the 2017 fiscal year were primarily within the commercial real estate portfolio and included a partial charge-off of $700 for one credit for which a specific valuation allowance was reserved for in the 2016 fiscal year. The Bank is currently pursuing all legal avenues against the borrowers and expects it may result in a recovery of a portion of the loss in future periods. The allowance for loan losses as a percentage of loans was 1.13% at June 30, 2017 and 1.39% at June 30, 2016.

Non-performing loans were $1,187 as of June 30, 2017 and represented 0.44% of total loans. This compared with $6,034, or 2.35% of total loans, at June 30, 2016. Non-performing loans declined from June 30, 2016 primarily as a result of the full payoff of one loan relationship with a recorded investment of $2,516 and the receipt of proceeds from the liquidation of collateral and the partial charge-off from another credit that totaled $1,820. Non-performing loans have been considered in management’s analysis of the appropriateness of the allowance for loan losses. Management and the Board of Directors closely monitor these loans and believe the prospect for recovery of principal, less identified specific reserves, are favorable.

Other Income. Total other income increased by $262, or 8.8%, to $3,250 for the 2017 fiscal year.

Debit card interchange income increased by $213, or 22.5% in 2017 to $1,161; however, debit card processing expenses increased by $173 over the same period.

Gain on sale of mortgage loans increased by $72, or 38.7%, from the same period last year primarily as a result of an increase in volume.

Bank owned life insurance income increased by $53, or 27.5%, from the same period last year primarily as a result of the earnings on the investment of $2,000 in additional insurance policies.

Other Expenses. Total other expenses were $13,478 for the year ended June 30, 2017; an increase of $709, or 5.6%, from $12,769 for the year ended June 30, 2016.

Salaries and employee benefit expenses increased $203, or 2.9%, during the fiscal year ended June 30, 2017 mainly due to normal merit increases that went into effect on October 1, 2016.

Occupancy and equipment expenses increased by $276, or 17.1%, during the fiscal year ended June 30, 2017 primarily as a result of an increase in building-related expenses associated with the new main branch office and corporate facility in Minerva, Ohio that was completed during the third fiscal quarter of 2016.

Professional and director fees increased by $161, to $608 during the 2017 fiscal year from the same period last year primarily as a result of an increase legal and consulting fees.

Loan and collection expenses decreased by $42, to $155 during the 2017 fiscal year from the same period last year primarily as a result of the resolution of two large credits that were classified as non-performing loans.

Income Tax Expense. The provision for income taxes totaled $641 and $279 for the years ended June 30, 2017 and 2016, respectively. The effective tax rates were 17.6% and 11.5%, respectively. The effective tax rate differed from the federal statutory rate principally as a result of tax-exempt income from obligations of states and political subdivisions, loans and earnings on bank owned life insurance.

Financial Condition

Total assets at June 30, 2017 were $457,883 compared to $430,390 at June 30, 2016, an increase of $27,493, or 6.4%. The growth in total assets was mainly attributed to an increase of $16,589, or 6.5%, in total loans and an increase of $8,717, or 6.5%, in available-for-sale securities. This growth was funded by an increase of $27,823, or 8.0%, in total deposits.

Securities. Total securities increased by $9,482 to $146,345 at June 30, 2017, of which $142,086 were classified as available-for-sale and $4,259 were classified as held-to-maturity. The securities portfolio is mainly comprised of residential mortgage-backed securities and collateralized mortgage obligations issued by Fannie Mae, Freddie Mac and Ginnie Mae, state and political subdivisions and obligations of government-sponsored enterprises.

The following table summarizes the amortized cost and fair value of available-for-sale securities at June 30, 2017 and 2016 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income or loss:

Available-for-sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2017
Obligations of U.S. government-sponsored entities and agencies	$12,571	$90	$(74)	$12,587
Obligations of state and political subdivisions	56,824	890	(254)	57,460
Mortgage-backed securities - residential	64,092	184	(438)	63,838
Mortgage-backed securities - commercial	1,459	—	(1)	1,458
Collateralized mortgage obligations	6,310	1	(100)	6,211
Pooled trust preferred security	155	377	—	532
Total available-for-sale securities	$141,411	$1,542	$(867)	$142,086

Available-for-sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2016
Obligations of U.S. government-sponsored entities and agencies	$9,682	$362	$—	$10,044
Obligations of state and political subdivisions	53,952	2,010	(8)	55,954
Mortgage-backed securities - residential	58,702	920	(26)	59,596
Mortgage-backed securities - commercial	1,485	41	—	1,526
Collateralized mortgage obligations	5,774	49	(3)	5,820
Pooled trust preferred security	153	276	—	429
Total available-for-sale securities	$129,748	$3,658	$(37)	$133,369

The following table summarizes the amortized cost and fair value of held-to-maturity securities at June 30, 2017 and 2016 and the corresponding gross unrecognized gains and losses:

Held-to-maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
June 30, 2017
Obligations of state and political subdivisions	$4,259	$73	$(3)	$4,329
Total held-to-maturity securities	$4,259	$73	$(3)	$4,329

Held-to-maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
June 30, 2016
Obligations of state and political subdivisions	$3,494	$125	$—	$3,619
Total held-to-maturity securities	$3,494	$125	$—	$3,619

The following tables summarize the amounts and distribution of the Corporation’s securities held and the weighted average yields as of June 30, 2017:

	Amortized Cost	Fair Value	Average Yield / Cost
Available-for-sale
Obligations of government-sponsored entities:
Over 3 months through 1 year	$1,000	$1,000	2.07%
Over 1 year through 5 years	5,091	5,171	2.24
Over 5 years through 10 years	6,480	6,416	2.20
Total obligations of government-sponsored entities	12,571	12,587	2.20
Obligations of state and political subdivisions:
Over 3 months through 1 year	552	555	3.67
Over 1 year through 5 years	12,336	12,556	3.57
Over 5 years through 10 years	21,544	21,951	3.73
Over 10 years	22,392	22,398	3.75
Total obligations of state and political subdivisions	56,824	57,460	3.70
Mortgage-backed securities - residential:
Over 3 months through 1 year	224	226	4.17
Over 1 year through 5 years	50,917	50,728	2.08
Over 5 years through 10 years	12,951	12,884	2.50
Total mortgage-backed securities - residential	64,092	63,838	2.17
Mortgage-backed securities - commercial:
Over 1 year through 5 years	1,459	1,458	1.97
Total mortgage-backed securities – commercial	1,459	1,458	1.97
Collateralized mortgage obligations:
Over 3 months through 1 year	221	221	1.63
Over 1 year through 5 years	4,101	4,057	1.88
Over 5 years through 10 years	1,988	1,933	2.13
Total collateralized mortgage obligations	6,310	6,211	1.95
Pooled trust preferred security	155	532	25.04
Total available-for-sale securities	$141,411	$142,086	2.80%

	Amortized Cost	Fair Value	Average Yield / Cost
Held-to-maturity
Obligations of state and political subdivisions:
Over 5 years through 10 years	$601	$620	3.46%
Over 10 years	3,658	3,709	2.31
Total held-to-maturity securities	$4,259	$4,329	2.47%

The weighted average interest rates are based on coupon rates for securities purchased at par value and on effective yields considering amortization or accretion if the securities were purchased at a premium or discount. The weighted average yield on tax-exempt obligations has been calculated on a tax equivalent basis. Average yields are based on amortized cost balances. The effective yield on the pooled trust preferred security was 25.04% due to the other-than-temporary impairment charges taken in prior years which reduced the amortized cost along with principal and interest payments being received during the 2017 fiscal year.

At June 30, 2017, there were no holdings of securities of any one issuer, other than the U.S. government-sponsored entities and agencies, with an aggregate book value which exceeds 10% of shareholders’ equity.

Loans. Loan receivables increased by $16,589 to $272,867 at June 30, 2017 compared to $256,278 at June 30, 2016. Loan demand increased, particularly in the commercial and commercial real estate segments, principally as a result of increased calling efforts within and around the surrounding markets of the Bank’s branch locations and the loan production offices.

Major classifications of loans, net of deferred loan fees and costs, were as follows as of June 30:

	2017	2016
Commercial	$46,336	$43,156
Commercial real estate:
Construction	5,588	7,755
Other	157,861	152,766
1-4 Family residential real estate:
Owner occupied	41,581	31,091
Non-owner occupied	14,377	14,438
Construction	1,993	1,269
Consumer loans	5,131	5,803
Total loans	$272,867	$256,278

The following is a schedule of contractual maturities and repayments of 1-4 family residential real estate construction, commercial and commercial real estate loans, as of June 30, 2017:

Due in one year or less	$8,723
Due after one year but within five years	27,288
Due after five years	175,767
Total	$211,778

The following is a schedule of fixed and variable rate 1-4 family residential real estate construction, commercial and commercial real estate loans due after one year (variable rate loans are those loans with floating or adjustable interest rates) as of June 30, 2017:

	Fixed Interest Rates	Variable Interest Rates
Total 1-4 family residential real estate construction, commercial and commercial real estate loans due after one year	$79,680	$123,375

Foreign Outstandings—there were no foreign outstandings during the periods presented. There are no concentrations of loans greater than 10% of total loans, which are not otherwise disclosed as a category of loans.

Allowance for Loan Losses. The allowance for loan losses balance and the provision charged to expense are judgmentally determined by management based upon a periodic review of the loan portfolio, an analysis of impaired loans, past loan loss experience, current economic conditions, collateral value assumptions for collateral-dependent loans and various other circumstances which are subject to change over time. Probable incurred losses are estimated by stratifying the total loan portfolio into pools of homogenous loans by ownership, collateral type and loan purpose and applying the Bank’s two-year historical loss ratio, increased for more recent trends in loss experience, to each loan pool. Also, the local unemployment rate is monitored and additional reserves are applied to all loans that are not assigned a specific reserve if there is an increase in the local unemployment rate. Specific reserves are determined by management’s review of delinquent loans, impaired loans, non-accrual loans, loans classified as substandard, watch list loans, loans to industries experiencing economic difficulties and other selected large loans. The collectability of these loans is evaluated after considering the current financial position of the borrower, the estimated market value of the collateral, guarantees and the Corporation’s collateral position versus other creditors. Judgments, which are necessarily subjective, as to the probability of loss and the amount of such loss, are formed on these loans, as well as other loans in the aggregate.

Failure to receive principal and interest payments when due on any loan results in efforts to restore such loan to a current status. Loans are classified as non-accrual when, in the opinion of management, full collection of principal and accrued interest is not expected. The loans must be brought and kept current for six sustained payments before being considered for removal from non-accrual status. Commercial and commercial real estate loans are classified as impaired if management determines that full collection of principal and interest, in accordance with the terms of the loan documents, is not probable. If a loan is impaired, a portion of the allowance is allocated so the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected from the collateral. Loans are evaluated for impairment when payments are delayed, typically 90 days or more, or when it is probable that not all principal and interest amounts will be collected according to the original terms of the loan. As of June 30, 2017, impaired loans totaled $2,234, of which $1,152 are included in non-accrual loans. Continued unsuccessful collection efforts generally lead to initiation of foreclosure or other legal proceedings.

The following schedule summarizes non-accrual, past due, impaired and restructured loans for the years ended June 30:

	2017	2016
Non-accrual loans	$1,187	$6,034
Accruing loans past due 90 days or more	—	—
Total non-performing loans	$1,187	$6,034
Other real estate owned	71	—
Total non-performing assets	$1,258	$6,034
Impaired loans	$2,234	$6,892
Accruing restructured loans	$1,082	$817

The non-performing loans are either in the process of foreclosure or efforts are being made to work with the borrower to bring the loan current. Properties acquired by the Corporation as a result of foreclosure, or by deed in lieu of foreclosure, are classified as “other real estate owned” until such time as they are sold or otherwise disposed.

Potential Problem Loans. There were no loans, not otherwise identified above, included on management’s watch or troubled loan lists that management has serious doubts as to the ability of such borrowers to comply with the loan repayment terms. Management’s watch and troubled loan lists includes loans which management has some doubt as to the borrowers’ ability to comply with the present repayment terms, loans which management is actively monitoring due to changes in the borrower’s financial condition and other loans which management wants to more closely monitor due to special circumstances. These loans and their potential loss exposure have been considered in management’s analysis of the adequacy of the allowance for loan losses.

The following table summarizes the Corporation’s loan loss experience, and provides a breakdown of the charge-off, recovery and other activity for the years ended June 30:

	2017	2016
Allowance for loan losses at beginning of year	$3,566	$2,432
Loans charged off:
Commercial	6	—
Commercial real estate	1,061	4
1-4 Family residential real estate	44	311
Consumer loans	37	80
Total charge offs	1,148	395
Recoveries:
Commercial	1	—
1-4 Family residential real estate	38	10
Consumer loans	33	21
Total recoveries	72	31
Net charge offs	1,076	364
Provision for loan losses charged to operations	596	1,498
Allowance for loan losses at end of year	$3,086	$3,566

The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios:

	Allocation of the Allowance for Loan Losses
	Allowance Amount	% of Loan Type to Total Loans	Allowance Amount	% of Loan Type to Total Loans
	June 30, 2017		June 30, 2016
Commercial	$518	17.0%	$505	16.8%
Commercial real estate loans	2,038	59.9	2,518	62.6
1-4 Family residential real estate	473	21.2	402	18.3
Consumer loans	57	1.9	141	2.3
Total	$3,086	100.0%	$3,566	100.0%

While management’s periodic analysis of the adequacy of the allowance for loan loss may allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-off that may occur.

Cash surrender value of life insurance. Cash surrender value of life insurance increased to $9,065 at June 30, 2017 compared with $6,819 at June 30, 2016 principally as a result of the investment of $2,000 in additional bank owned life insurance policies.

Funding Sources. Total deposits increased by $27,823, or 8.0%, from $346,648 at June 30, 2016 to $374,471 at June 30, 2017. For the fiscal year ended June 30, 2017 savings deposits increased by $16,548, or 12.3%, interest bearing demand deposits increased by $5,313, or 10.9% and non-interest bearing demand deposits increased by $4,459, or 4.5% from the same prior year period. The increases in non-interest, savings and interest bearing demand deposits is primarily from the opening of the new branch location in Jefferson, Ohio and from business and public fund customer relationships as a result of the continued focus on attracting low cost core deposit account relationships.

The following is a schedule of average deposit amounts and average rates paid on each category for the periods included:

	Years Ended June 30,
	2017		2016
	Amount	Rate	Amount	Rate
Non-interest bearing demand deposit	$103,017	—	$95,469	—
Interest bearing demand deposit	49,832	0.15%	47,643	0.14%
Savings	141,279	0.13	136,442	0.09
Certificates and other time deposits	66,761	0.79	65,225	0.75
Total	$360,889	0.22%	$344,779	0.20%

The following table summarizes time deposits issued in amounts of $100 thousand or more as of June 30, 2017 by time remaining until maturity:

Maturing in:
Under 3 months	$2,457
Over 3 to 6 months	7,206
Over 6 to 12 months	7,844
Over 12 months	10,489
Total	$27,966

See Note 6—Short-Term Borrowings to the Consolidated Financial Statements, for information concerning short-term borrowings.

Capital Resources

Total shareholders’ equity decreased by $258 from $43,793 at June 30, 2016 to $43,535 at June 30, 2017. The decrease was primarily the result of a net reduction of $1,944 in accumulated other comprehensive income from a decline in unrealized gains on the mark-to-market of available-for-sale securities and cash dividends paid of $1,308. These decreases were partially offset by net income of $2,994 for the current fiscal year.

At June 30, 2017, management believes the Bank complied with all regulatory capital requirements. Based on the Bank’s computed regulatory capital ratios, the OCC has determined the Bank to be well capitalized under the Federal Deposit Insurance Act as of its latest exam date. The Bank’s actual and required capital amounts are disclosed in Note 10 of the Consolidated Financial Statements. Management is not aware of any matters occurring subsequent to that exam that would cause the Bank’s capital category to change.

Liquidity

Management considers the asset position of the Bank to be sufficiently liquid to meet normal operating needs and conditions. The Bank’s earning assets are divided primarily between loans and available-for-sale securities, with any excess funds placed in federal funds sold or interest-bearing deposit accounts with other financial institutions.

Net cash inflows from operating activities for the 2017 fiscal year were $5,379 and net cash inflows from financing activities were $26,411. Net cash outflows from investing activities were $32,059. The major sources of cash were a $27,823 net increase in deposits and a $29,211 net increase from sales, maturities or principal pay downs on available-for-sale securities. The major uses of cash were the $41,752 purchase of available-for-sale securities and a $18,120 net increase in loans. Total cash and cash equivalents were $9,912 as of June 30, 2017 compared to $10,181 at June 30, 2016.

The Bank groups its loan portfolio into four major categories: commercial loans; commercial real estate loans; 1-4 family residential real estate loans; and consumer loans. The Bank’s 1-4 family residential real estate loan portfolio primarily consists of fixed and variable rate mortgage loans for terms generally not longer than thirty years and variable rate home equity line of credit. Commercial and commercial real estate loans are comprised of both variable rate notes subject to interest rate changes based on the prime rate or Treasury index, and fixed rate notes having maturities of generally not greater than ten years. Consumer loans offered by the Bank are generally written for periods of up to seven years, based on the nature of the collateral. These may be either installment loans having regular monthly payments or demand type loans for short periods of time.

Funds not allocated to the Bank’s loan portfolio are invested in various securities having diverse maturity schedules. The majority of the Bank’s securities are held in obligations of U.S. Government-sponsored entities, mortgage-backed securities, and investments in tax-exempt municipal bonds.

The Bank offers several forms of deposit products to its customers. We believe the rates offered by the Bank and the fees charged for them are competitive with others available currently in the market area. While the Bank continues to be under competitive pressures in the Bank’s market area as financial institutions attempt to attract and keep new deposits, we believe many commercial and retail customers have been continuing to turn to community banks. Time deposit interest rates continued to remain low during the 2017 fiscal year. Compared to our peers, the Corporation’s core deposits consist of a larger percentage of non-interest bearing demand deposits resulting in the cost of funds remaining at a low level of 0.38%.

Jumbo time deposits (those with balances of $250 thousand and over) were $14,252 and $14,176 at June 30, 2017 and 2016, respectively. These deposits are monitored closely by the Bank and typically priced on an individual basis. When these deposits are from a municipality, certain bank-owned securities are pledged to guarantee the safety of these public fund deposits as required by Ohio law. The Corporation has the option to use a fee paid broker to obtain deposits from outside its normal service area as an additional source of funding. However, these deposits are not relied upon as a primary source of funding. The Bank had no brokered deposits at June 30, 2017.

Dividends from the Bank are the primary source of funds for payment of dividends to our shareholders. However, there are statutory limits on the amount of dividends the Bank can pay without regulatory approval. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. Additionally, the Bank may not declare or pay any dividend if, after making the dividend, the Bank would be “undercapitalized,” as defined in the federal regulations. As of June 30, 2017 the Bank could, without prior approval, declare a dividend of approximately $3,612.

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

Contractual Obligations, Commitments and Contingent Liabilities

The following table presents, as of June 30, 2017, the Corporation’s significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	Note Reference	2018	2019	2020	2021	2022	Thereafter	Total
Certificates of deposit	5	$34,935	$17,962	$5,948	$3,789	$3,172	$705	$66,511
Short-term borrowings	6	23,986	—	—	—	—	—	23,986
Federal Home Loan advances	7	570	2,050	1,500	1,500	1,700	5,000	12,320
Salary continuation plan	8	117	141	147	147	147	1,453	2,152
Operating leases	4	97	50	50	25	—	—	222
Deposits without maturity		—	—	—	—	—	—	307,960

Note 11- Commitments with Off-balance Sheet Risk to the Consolidated Financial Statements discusses in greater detail other commitments and contingencies and the various obligations that exist under those agreements. These commitments and contingencies consist primarily of commitments to extend credit to borrowers under lines of credit.

Off-Balance Sheet Arrangements

At June 30, 2017, the Corporation had no unconsolidated, related special purpose entities, nor did the Corporation engage in derivatives and hedging contracts, such as interest rate swaps, which may expose the Corporation to liabilities greater than the amounts recorded on the consolidated balance sheet. The Corporation’s investment policy prohibits engaging in derivative contracts for speculative trading purposes; however, in the future, the Corporation may pursue certain contracts, such as interest rate swaps, in an effort to execute a sound and defensive interest rate risk management policy.

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

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for Smaller Reporting Companies.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Consumers Bancorp, Inc.

Minerva, Ohio

We have audited the accompanying consolidated balance sheets of Consumers Bancorp, Inc. as of June 30, 2017 and 2016 and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Consumers Bancorp, Inc. as of June 30, 2017 and 2016 and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

Crowe Horwath LLP

Cleveland, Ohio

September 21, 2017

CONSOLIDATED BALANCE SHEETS

As of June 30, 2017 and 2016

(Dollar amounts in thousands, except per share data)

	2017	2016
ASSETS:
Cash on hand and noninterest-bearing deposits in financial institutions	$9,439	$8,164
Federal funds sold and interest-bearing deposits in financial institutions	473	2,017
Total cash and cash equivalents	9,912	10,181
Certificate of deposits in financial institutions	3,921	5,906
Securities, available-for-sale	142,086	133,369
Securities, held-to-maturity (fair value 2017 $4,329 and 2016 $3,619)	4,259	3,494
Federal bank and other restricted stocks, at cost	1,425	1,396
Loans held for sale	1,252	1,048
Total loans	272,867	256,278
Less allowance for loan losses	(3,086)	(3,566)
Net loans	269,781	252,712
Cash surrender value of life insurance	9,065	6,819
Premises and equipment, net	13,398	13,585
Other real estate owned	71	—
Accrued interest receivable and other assets	2,713	1,880
Total assets	$457,883	$430,390

LIABILITIES:
Deposits:
Non-interest bearing demand	$102,683	$98,224
Interest bearing demand	54,123	48,810
Savings	151,154	134,606
Time	66,511	65,008
Total deposits	374,471	346,648
Short-term borrowings	23,986	19,129
Federal Home Loan Bank advances	12,320	17,281
Accrued interest payable and other liabilities	3,571	3,539
Total liabilities	414,348	386,597
Commitments and contingent liabilities (Note 11)

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value; 350,000 shares authorized	—	—
Common shares, no par value; 3,500,000 shares authorized; 2,854,133 shares issued as of June 30, 2017 and 2016	14,630	14,630
Retained earnings	30,122	28,432
Treasury stock, at cost (130,606 and 130,375 common shares at June 30, 2017 and 2016, respectively)	(1,662)	(1,658)
Accumulated other comprehensive income	445	2,389
Total shareholders’ equity	43,535	43,793
Total liabilities and shareholders’ equity	$457,883	$430,390

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

Years Ended June 30, 2017 and 2016

(Dollar amounts in thousands, except per share data)

	2017	2016
Interest income:
Loans, including fees	$12,333	$11,211
Federal funds sold and interest-bearing deposits in financial institutions	122	117
Securities, taxable	1,678	1,880
Securities, tax-exempt	1,434	1,399
Total interest and dividend income	15,567	14,607
Interest expense:
Deposits	792	679
Short-term borrowings	90	39
Federal Home Loan Bank advances	226	184
Total interest expense	1,108	902
Net interest income	14,459	13,705
Provision for loan losses	596	1,498
Net interest income after provision for loan losses	13,863	12,207

Other income:
Service charges on deposit accounts	1,245	1,269
Debit card interchange income	1,161	948
Bank owned life insurance income	246	193
Gain on sale of mortgage loans	258	186
Securities gains, net	209	202
Gain (loss) on disposition or write-down of other real estate owned	(35)	2
Other	166	188
Total other income	3,250	2,988

Other expenses:
Salaries and employee benefits	7,136	6,933
Occupancy and equipment	1,888	1,612
Data processing expenses	583	578
Professional and director fees	608	447
Federal Deposit Insurance Corporation assessments	175	268
Franchise taxes	336	334
Marketing and advertising	267	302
Loan and collection expenses	155	197
Telephone and communications	305	321
Debit card processing expenses	636	463
Other	1,389	1,314
Total other expenses	13,478	12,769
Income before income taxes	3,635	2,426
Income tax expense	641	279
Net income	$2,994	$2,147
Basic and diluted earnings per share	$1.10	$0.79

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended June 30, 2017 and 2016

(Dollar amounts in thousands, except per share data)

	2017	2016

Net income	$2,994	$2,147

Other comprehensive income, net of tax:
Net change in unrealized gains (losses):
Unrealized gains (loss) arising during the period	(2,737)	2,460
Reclassification adjustment for gains included in income	(209)	(202)
Net unrealized gain (loss)	(2,946)	2,258
Income tax effect	1,002	(768)
Other comprehensive income (loss)	(1,944)	1,490
Total comprehensive income	$1,050	$3,637

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended June 30, 2017 and 2016

(Dollar amounts in thousands, except per share data)

	Common Shares	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, June 30, 2015	$14,630	$27,589	$(1,652)	$899	$41,466
Net income		2,147			2,147
Other comprehensive income				1,490	1,490
311 Dividend reinvestment plan shares associated with expired and forfeited restricted stock awards retired to treasury		6	(6)		—
Cash dividends declared ($0.48 per share)		(1,310)			(1,310)
Balance, June 30, 2016	$14,630	$28,432	$(1,658)	$2,389	$43,793
Net income		2,994			2,994
Other comprehensive loss				(1,944)	(1,944)
231 Dividend reinvestment plan shares associated with expired and forfeited restricted stock awards retired to treasury		4	(4)		—
Cash dividends declared ($0.48 per share)		(1,308)			(1,308)
Balance, June 30, 2017	$14,630	$30,122	$(1,662)	$445	$43,535

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30, 2017 and 2016

(Dollar amounts in thousands, except per share data)

	2017	2016
Cash flows from operating activities:
Net income	$2,994	$2,147
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	781	647
Securities amortization and accretion, net	1,087	1,092
Provision for loan losses	596	1,498
Loss on disposal of fixed assets	2	7
(Gain) loss on disposition or direct write-down of other real estate owned	35	(2)
Net gain on sale of loans	(258)	(186)
Deferred income tax expense (benefit)	128	(142)
Gain on sale of securities	(209)	(202)
Origination of loans held for sale	(24,379)	(13,495)
Proceeds from loans held for sale	24,775	13,095
Increase in cash surrender value of life insurance	(246)	(193)
Change in other assets and other liabilities	73	(415)
Net cash flows from operating activities	5,379	3,851

Cash flows from investing activities:
Securities available-for-sale:
Purchases	(41,752)	(29,739)
Maturities, calls and principal pay downs	21,869	24,285
Proceeds from sales of available-for-sale securities	7,342	10,596
Securities held-to-maturity:
Purchases	(1,000)	—
Principal pay downs	235	161
Net (increase) decrease in certificates of deposit with other financial institutions	1,985	(1,436)
Purchase of Federal Home Loan Stock	(29)	—
Net increase in loans	(18,120)	(28,161)
Purchase of Bank owned life insurance	(2,000)	—
Acquisition of premises and equipment	(598)	(2,634)
Disposal of premises and equipment	2	—
Proceeds from sale of other real estate owned	7	40
Net cash flows from investing activities	(32,059)	(26,888)

Cash flows from financing activities:
Net increase in deposit accounts	27,823	13,652
Proceeds from Federal Home Loan Bank advances	19,325	16,300
Repayments of Federal Home Loan Bank advances	(24,286)	(5,259)
Change in short-term borrowings	4,857	(709)
Dividends paid	(1,308)	(1,310)
Net cash flows from financing activities	26,411	22,674
Decrease in cash and cash equivalents	(269)	(363)
Cash and cash equivalents, beginning of year	10,181	10,544
Cash and cash equivalents, end of year	$9,912	$10,181

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 and 2016

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

Nature of Operations: Consumers Bancorp, Inc. is a bank holding company headquartered in Minerva, Ohio that provides, through its banking subsidiary, a broad array of products and services throughout its primary market area of Carroll, Columbiana, Jefferson, Stark, Summit, Wayne and contiguous counties in Ohio. The Bank’s business involves attracting deposits from businesses and individual customers and using such deposits to originate commercial, mortgage and consumer loans in its primary market area.

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

Cash Flows: Cash and cash equivalents include cash, deposits with other financial institutions with original maturities of less than 90 days and federal funds sold.  Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions and short-term borrowings. Additional cash flow information was as follows:

	Year Ended June 30,
	2017	2016
Cash paid for interest	$1,108	$903
Cash paid for Federal income taxes	300	725
Non-cash transactions:
Transfer from loans to repossessed assets	113	38
Transfer from loans held for sale to portfolio	342	—
Expired and forfeited dividend reinvestment plan shares associated with restricted stock awards that were retired to treasury stock	4	6

Interest–Bearing Deposits in Other Financial Institutions: Interest-bearing deposits in other financial institutions mature within one year and are carried at cost.

Certificates of Deposit in Financial Institutions: Certificates of deposit in other financial institutions are carried at cost.

Cash Reserves: The Bank is required to maintain cash on hand and non-interest bearing balances on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing requirements. The required reserve balance at June 30, 2017 and 2016 was $304 and $5,652, respectively.

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

All interest accrued but not received on loans placed on non-accrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when the customer has exhibited the ability to repay and demonstrated this ability over at least a consecutive six-month period and future payments are reasonably assured.

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

Concentrations of Credit Risk: The Bank grants consumer, real estate and commercial loans primarily to borrowers in Carroll, Columbiana, Jefferson, Stark, Summit and Wayne counties. Therefore, the Corporation’s exposure to credit risk is significantly affected by changes in the economy in these counties. Automobiles and other consumer assets, business assets and residential and commercial real estate secure most loans.

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

The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Corporation over the most recent two-year period. This actual loss experience is supplemented with economic and other factors based on the risks present for each portfolio segment. These factors include consideration of the following: levels of and trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures and practices; experience, ability and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. The following portfolio segments have been identified:

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

Commercial Real Estate: Commercial real estate loans include mortgage loans to farmers, owners of multi-family investment properties, developers and owners of commercial real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Corporation’s commercial real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce the Corporation’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Cash Surrender Value of Life Insurance: The Bank has purchased single-premium life insurance policies to insure the lives of current and former participants in the salary continuation plan. As of June 30, 2017, the Bank had policies with total death benefits of $19,728 and total cash surrender values of $9,065. As of June 30, 2016, the Bank had policies with total death benefits of $14,106 and total cash surrender values of $6,819. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. Tax-exempt income is recognized from the periodic increases in cash surrender value of these policies.

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

Retirement Plans: The Bank maintains a 401(k) savings and retirement plan covering all eligible employees and matching contributions are expensed as made. Salary continuation plan expense allocates the benefits over years of service.

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

Fair Value of Financial Instruments: Fair value of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 12 of the Consolidated Financial Statements. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, discounted cash flows, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Dividend Restrictions: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the holding company or by the holding company to shareholders.

Reclassifications: Certain reclassifications have been made to the June 30, 2016 financial statements to be comparable to the June 30, 2017 presentation. The reclassifications had no impact on prior year net income or shareholders’ equity.

Recently Issued Accounting Pronouncements Not Yet Effective: In May 2014, FASB issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU creates a new topic, Topic 606, to provide guidance on revenue recognition for entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additional disclosures are required to provide quantitative and qualitative information regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance is effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2017. The adoption of ASU 2014-09 as it relates to non-interest income, such as service charges and debit card interchange income, is not expected to have a material effect on the Corporation’s financial statements.

In June 2016, FASB Issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  This ASU adds a new Topic 326 to the Codification and removes the thresholds that companies apply to measure credit losses on financial instruments measured at amortized cost, such as loans, receivables, and held-to-maturity debt securities. Under current U.S. GAAP, companies generally recognize credit losses when it is probable that the loss has been incurred. The revised guidance will remove all current loss recognition thresholds and will require companies to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the corporation expects to collect over the instrument’s contractual life. ASU 2016-13 also amends the credit loss measurement guidance for available-for-sale debt securities and beneficial interests in securitized financial assets. The guidance in ASU 2016-13 is effective for “public business entities,” as defined, that are SEC filers for fiscal years and for interim periods with those fiscal years beginning after December 15, 2019. Early adoption of the guidance is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Management is currently evaluating the impact of the adoption of this guidance on the Corporation’s consolidated financial statements, and are in the midst of gathering critical data to evaluate the impact. However, it is too early to estimate the impact.

In March 2017, FASB issued ASU 2017-08, Receivables-Nonrefundable Fees and Oher Costs: Premium Amortization on Purchased Callable Debt Securities. The ASU amends the guidance related to amortization for certain callable debt securities held at a premium, requiring the premium to be amortized to the earliest call date. The adoption of ASU 2017-08 will not have a material impact on the Corporation’s financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2—SECURITIES

The following table summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at June 30, 2017 and 2016 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses:

Available-for-sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2017
Obligations of U.S. government-sponsored entities and agencies	$12,571	$90	$(74)	$12,587
Obligations of state and political subdivisions	56,824	890	(254)	57,460
U.S. Government-sponsored mortgage-backed securities - residential	64,092	184	(438)	63,838
U.S. Government-sponsored mortgage-backed securities - commercial	1,459	—	(1)	1,458
U.S. Government-sponsored collateralized mortgage obligations - residential	6,310	1	(100)	6,211
Pooled trust preferred security	155	377	—	532
Total available-for-sale securities	$141,411	$1,542	$(867)	$142,086

Held-to-maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
June 30, 2017
Obligations of state and political subdivisions	$4,259	$73	$(3)	$4,329
Total held-to-maturity securities	$4,259	$73	$(3)	$4,329

Available-for-sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2016
Obligations of U.S. government-sponsored entities and agencies	$9,682	$362	$—	$10,044
Obligations of state and political subdivisions	53,952	2,010	(8)	55,954
U.S. Government-sponsored mortgage-backed securities - residential	58,702	920	(26)	59,596
U.S. Government-sponsored mortgage-backed securities - commercial	1,485	41	—	1,526
U.S. Government-sponsored collateralized mortgage obligations - residential	5,774	49	(3)	5,820
Pooled trust preferred security	153	276	—	429
Total available-for-sale securities	$129,748	$3,658	$(37)	$133,369

Held-to-maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
June 30, 2016
Obligations of state and political subdivisions	$3,494	$125	$—	$3,619
Total held-to-maturity securities	$3,494	$125	$—	$3,619

Proceeds from sales and calls of available-for-sale securities during fiscal year 2017 and fiscal year 2016 were as follows:

	2017	2016
Proceeds from sales and calls	$14,255	$10,596
Gross realized gains	213	202
Gross realized losses	4	—

The income tax provision related to these net realized gains and losses amounted to $71 in fiscal year 2017 and $69 in fiscal year 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and fair values of debt securities at June 30, 2017 by expected maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, collateralized mortgage obligations and the pooled trust preferred security are shown separately.

Available-for-sale	Amortized Cost	Fair Value
Due in one year or less	$1,552	$1,555
Due after one year through five years	17,428	17,727
Due after five years through ten years	28,024	28,367
Due after ten years	22,391	22,398
Total	69,395	70,047
U.S. Government-sponsored mortgage-backed and related securities	71,861	71,507
Pooled trust preferred security	155	532
Total	$141,411	$142,086

Held-to-maturity	Amortized Cost	Fair Value
Due after five years through ten years	$601	$620
Due after ten years	3,658	3,709
Total	$4,259	$4,329

Securities with a carrying value of approximately $55,932 and $55,140 were pledged at June 30, 2017 and 2016, respectively, to secure public deposits and commitments as required or permitted by law. At June 30, 2017 and 2016, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, with an aggregate book value greater than 10% of shareholders’ equity.

The following table summarizes the securities with unrealized and unrecognized losses at June 30, 2017 and 2016, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or more		Total
Available-for-sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2017
Obligations of US government-sponsored entities and agencies	$4,336	$(74)	$—	$—	$4,336	$(74)
Obligations of states and political subdivisions	13,881	(241)	834	(13)	14,715	(254)
Mortgage-backed securities - residential	42,071	(391)	2,805	(47)	44,876	(438)
Mortgage-backed securities - commercial	1,458	(1)	—	—	1,458	(1)
Collateralized mortgage obligations - residential	5,417	(88)	654	(12)	6,071	(100)
Total available-for-sale	$67,163	$(795)	$4,293	$(72)	$71,456	$(867)

	Less than 12 Months		12 Months or more		Total
Held-to-Maturity	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2017
Obligations of states and political subdivisions	$933	$(3)	$—	$—	$933	$(3)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Less than 12 Months		12 Months or more		Total
Available-for-sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

June 30, 2016
Obligations of states and political subdivisions	$572	$(6)	$641	$(2)	$1,213	$(8)
Mortgage-backed securities - residential	4,899	(12)	4,836	(14)	9,735	(26)
Collateralized mortgage obligations - residential	—	—	1,212	(3)	1,212	(3)
Total available-for-sale	$5,471	$(18)	$6,689	$(19)	$12,160	$(37)

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

As of June 30, 2017, the Corporation’s securities portfolio consisted of 252 available-for-sale securities. There were 100 securities in an unrealized loss position at June 30, 2017, seven of which were in a continuous loss position for twelve or more months. The unrealized losses within the securities portfolio were primarily attributed to a change in market rates. At June 30, 2017, all of the mortgage-backed securities and collateralized mortgage obligations held by the Corporation were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Also, management monitors the financial condition of the individual municipal securities to ensure they meet minimum credit standards. Since the Corporation does not intend to sell these securities and it is not likely the Corporation will be required to sell these securities at an unrealized loss position prior to any anticipated recovery in fair value, which may be maturity, management does not believe there is any other-than-temporary impairment related to these securities at June 30, 2017. Also, there was no other-than-temporary impairment recognized at June 30, 2016.

NOTE 3—LOANS

Major classifications of loans were as follows as of June 30:

	2017	2016
Commercial	$46,380	$43,207
Commercial real estate:
Construction	5,604	7,783
Other	158,225	153,097
1 – 4 Family residential real estate:
Owner occupied	41,411	31,012
Non-owner occupied	14,415	14,471
Construction	1,988	1,256
Consumer	5,138	5,812
Subtotal	273,161	256,638
Less: Deferred loan fees and costs	(294)	(360)
Allowance for loan losses	(3,086)	(3,566)
Net loans	$269,781	$252,712

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the activity in the allowance for loan losses by portfolio segment for the year ending June 30, 2017:

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total

Allowance for loan losses:
Beginning balance	$505	$2,518	$402	$141	$3,566
Provision for loan losses	18	581	77	(80)	596
Loans charged-off	(6)	(1,061)	(44)	(37)	(1,148)
Recoveries	1	—	38	33	72
Total ending allowance balance	$518	$2,038	$473	$57	$3,086

The following table presents the activity in the allowance for loan losses by portfolio segment for the year ending June 30, 2016:

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total

Allowance for loan losses:
Beginning balance	$316	$1,660	$289	$167	$2,432
Provision for loan losses	189	862	414	33	1,498
Loans charged-off	—	(4)	(311)	(80)	(395)
Recoveries	—	—	10	21	31
Total ending allowance balance	$505	$2,518	$402	$141	$3,566

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2017. Included in the recorded investment in loans is $581 of accrued interest receivable.

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$42	$2	$—	$44
Collectively evaluated for impairment	518	1,996	471	57	3,042

Total ending allowance balance	$518	$2,038	$473	$57	$3,086

Recorded investment in loans:
Loans individually evaluated for impairment	$444	$1,587	$203	$—	$2,234
Loans collectively evaluated for impairment	45,993	162,176	57,901	5,144	271,214

Total ending loans balance	$46,437	$163,763	$58,104	$5,144	$273,448

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information related to loans individually evaluated for impairment by class of loans as of and for the year ended June 30, 2017:

	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized

With no related allowance recorded:
Commercial	$482	$444	$—	$207	$80	$80
Commercial real estate:
Construction	—	—	—	87	6	6
Other	1,928	1,039	—	951	105	105
1-4 Family residential real estate:
Owner occupied	104	103	—	119	—	—
Non-owner occupied	—	—	—	183	—	—
With an allowance recorded:
Commercial real estate:
Other	548	548	42	1,884	21	21
1-4 Family residential real estate:
Owner occupied	99	100	2	120	6	6
Total	$3,161	$2,234	$44	$3,551	$218	$218

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the recorded investment in non-accrual and loans past due over 90 days still on accrual by class of loans as of June 30, 2017 and 2016:

	June 30, 2017		June 30, 2016
		Loans Past Due		Loans Past Due
		Over 90 Days		Over 90 Days
		Still		Still
	Non-accrual	Accruing	Non-accrual	Accruing
Commercial	$368	$—	$1,009	$—
Commercial real estate:
Construction	—	—	384	—
Other	729	—	4,000	—
1 – 4 Family residential:
Owner occupied	90	—	234	—
Non-owner occupied	—	—	407	—
Consumer	—	—	—	—
Total	$1,187	$—	$6,034	$—

Non-accrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the aging of the recorded investment in past due loans as of June 30, 2017 by class of loans:

	Days Past Due
	30 - 59	60 - 89	90 Days or	Total	Loans Not
	Days	Days	Greater	Past Due	Past Due	Total
Commercial	$—	$—	$35	$35	$46,402	$46,437
Commercial real estate:
Construction	—	—	—	—	5,596	5,596
Other	—	—	130	130	158,037	158,167
1-4 Family residential:
Owner occupied	13	—	74	87	41,605	41,692
Non-owner occupied	—	—	—	—	14,416	14,416
Construction	—	—	—	—	1,996	1,996
Consumer	22	—	—	22	5,122	5,144
Total	$35	$—	$239	$274	$273,174	$273,448

The above table of past due loans includes the recorded investment in non-accrual loans of $239 in the 90 days or greater category and $948 in the loans not past due category.

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

Troubled Debt Restructurings:

As of June 30, 2017, the recorded investment of loans classified as troubled debt restructurings was $1,740 with $33 of specific reserves allocated to these loans. As of June 30, 2016, the recorded investment of loans classified as troubled debt restructurings was $3,529 with $43 of specific reserves allocated to these loans.

During the fiscal year ended June 30, 2017, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included a combination of an extension of the maturity date and the extension of additional credit to provide operating funds. The following table presents loans by class modified as troubled debt restructurings that occurred during the year ended June 30, 2017:

		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Loans	Investment	Investment
Commercial	2	$518	$518
Commercial real estate:
Other	1	512	512
Total	3	$1,030	$1,030

The troubled debt restructurings described above did not increase the allowance for loan losses or result in any charge-offs during the twelve months ended June 30, 2017. As of June 30, 2017, the Corporation had committed to lend an additional $175 as part of the restructurings described above. There were no loans classified as troubled debt restructurings that were modified within the last twelve months for which there was a payment default.

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

As of June 30, 2017, and based on the most recent analysis performed, the recorded investment by risk category of loans by class of loans is as follows:

		Special			Not
	Pass	Mention	Substandard	Doubtful	Rated
Commercial	$44,435	$907	$642	$—	$453
Commercial real estate:
Construction	4,514	1,035	—	4	43
Other	150,460	5,110	1,566	470	561
1-4 Family residential real estate:
Owner occupied	2,668	—	11	30	38,983
Non-owner occupied	13,633	210	261	187	125
Construction	1,223	—	—	—	773
Consumer	145	—	—	—	4,999
Total	$217,078	$7,262	$2,480	$691	$45,937

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Bank has granted loans to certain of its executive officers, directors and their affiliates. A summary of activity during the year ended June 30, 2017 of related party loans were as follows:

Principal balance, July 1	$4,724
New loans	1,620
Effect of changes in composition of related parties	3,565
Repayments	(422)
Principal balance, June 30	$9,487

NOTE 4—PREMISES AND EQUIPMENT

Major classifications of premises and equipment were as follows as of June 30:

	2017	2016
Land	$1,469	$1,469
Land improvements	340	317
Building and leasehold improvements	12,180	11,978
Furniture, fixture and equipment	5,023	4,694
Total premises and equipment	19,012	18,458
Accumulated depreciation and amortization	(5,614)	(4,873)
Premises and equipment, net	$13,398	$13,585

Depreciation expense was $781 and $647 for the years ended June 30, 2017 and 2016, respectively.

The Corporation is obligated under non-cancelable operating leases for facilities and equipment. The approximate minimum annual rentals and commitments under these non-cancelable agreements and leases with remaining terms in excess of one year are as follows:

Twelve Months Ending June 30
2018	$97
2019	50
2020	50
2021	25
Total	$222

Rent expense incurred was $158 and $159 during the years ended June 30, 2017 and 2016, respectively.

NOTE 5—DEPOSITS

The aggregate amount of time deposits, each with a minimum denomination of $250 was $14,252 and $14,176 as of June 30, 2017 and 2016, respectively.

Scheduled maturities of time deposits at June 30, 2017 were as follows:

Twelve Months Ending June 30
2018	$34,935
2019	17,962
2020	5,948
2021	3,789
2022	3,172
Thereafter	705
$66,511

Related party deposits totaled $4,828 as of June 30, 2017 and $5,386 as of June 30, 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6—SHORT-TERM BORROWINGS

Short-term borrowings consisted of repurchase agreements and federal fund purchased. Securities sold under agreements to repurchase are utilized to facilitate the needs of our customers. Physical control is maintained for all securities pledged to secure repurchase agreements. Information concerning all short-term borrowings at June 30, 2017 and 2016, maturing in less than one year is summarized as follows:

	2017	2016
Balance at June 30	$23,986	$19,129
Average balance during the year	21,053	21,196
Maximum month-end balance	28,073	25,759
Average interest rate during the year	0.43%	0.18%
Weighted average rate, June 30	0.82%	0.20%

Securities available-for-sale pledged for repurchase agreements as of June 30, 2017 and 2016 are presented in the following table.

	Overnight and Continuous
	2017	2016
U.S. government-sponsored entities and agencies pledged	$2,015	$2,066
Residential mortgage-backed securities pledged	20,923	16,864
Collateralized mortgage obligations pledged	2,355	1,510
Total pledged	$25,293	$20,440
Repurchase agreements	$23,986	$19,129

Total interest expense on short-term borrowings was $90 and $39 for the years ended June 30, 2017 and 2016, respectively.

NOTE 7—FEDERAL HOME LOAN BANK ADVANCES

A summary of Federal Home Loan Bank (FHLB) advances were as follows:

			June 30, 2017		June 30, 2016
	Stated Interest Rate Range			Weighted Average		Weighted Average
Advance Type	From	To	Amount	Rate	Amount	Rate
Fixed-rate, amortizing	4.30%	4.30%	$120	4.30%	$181	4.30%
Fixed-rate	0.43	3.24	12,200	1.47	17,100	1.45

Each fixed rate advance has a prepayment penalty equal to the present value of 100% of the lost cash flow based upon the difference between the contract rate on the advance and the current rate on a comparable new advance. The following table is a summary of the scheduled principal payments for all advances:

Twelve Months Ending June 30	Principal Payments
2018	$570
2019	2,050
2020	1,500
2021	1,500
2022	1,700
Thereafter	5,000
Total	$12,320

Pursuant to collateral agreements with the FHLB, advances are secured by all the stock invested in the FHLB and certain qualifying first mortgage and multi-family loans. The advances were collateralized by $49,023 of first mortgage and multi-family loans and $28,085 of first mortgage loans under a blanket lien arrangement at June 30, 2017 and 2016, respectively. Based on this collateral and the Corporation’s holdings of FHLB stock, the Bank was eligible to borrow up to a total of $14,325 in additional advances at June 30, 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8—EMPLOYEE BENEFIT PLANS

The Bank maintains a 401(k) savings and retirement plan that permits eligible employees to make before- or after-tax contributions to the plan, subject to the dollar limits from Internal Revenue Service regulations. The Bank matches 100% of the employee’s voluntary contributions to the plan based on the amount of each participant’s contributions up to a maximum of 4% of eligible compensation. All regular full-time and part-time employees who complete six months of service and are at least 21 years of age are eligible to participate. Amounts charged to operations were $190 and $181, for the years ended June 30, 2017 and 2016, respectively.

The Bank maintains a nonqualified Salary Continuation Plan (SCP) to reward and encourage certain Bank executives to remain employees of the Bank. The SCP is considered an unfunded plan for tax and Employee Retirement Income Security Act (ERISA) purposes and all obligations arising under the SCP are payable from the general assets of the Corporation. The estimated present value of future benefits to be paid to certain current and former executives totaled $2,152 as of June 30, 2017 and $2,020 as of June 30, 2016 and is included in other liabilities. For purposes of calculating the present value of future benefits, the discount rate in effect at June 30, 2017 and 2016 was 4.5%. For the years ended June 30, 2017 and 2016, $196 and $191, respectively, have been charged to expense in connection with the SCP. Distributions to participants were $64 for each of the years ending June 30, 2017 and 2016.

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

The following table summarizes the status of the restricted stock awards:

	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Share
Outstanding at June 30, 2016	3,564	$15.33
Expired	(2,135)	15.05
Non-vested at June 30, 2017	1,429	15.75

There was no expense recognized in the 2016 and 2017 fiscal years in connection with the restricted stock awards since grants scheduled to vest expired due to not meeting the performance targets. The 1,429 non-vested awards outstanding as of June 30, 2017 expired with the issuance of the Corporation’s financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9—INCOME TAXES

The provision for income taxes consists of the following for the years ended June 30:

	2017	2016
Current income taxes	$513	$421
Deferred income tax expense (benefit)	128	(142)
	$641	$279

The net deferred income tax asset consists of the following components at June 30:

	2017	2016
Deferred tax assets:
Allowance for loan losses	$919	$1,082
Deferred compensation	771	721
Recognized loss on impairment of security	265	265
AMT credit carryforward	220	143
Deferred income	119	140
Other real estate owned deferred gain	12	13
Other real estate owned write down	10	—
Non-accrual loan interest income	58	72
Gross deferred tax asset	2,374	2,436

Deferred tax liabilities:
Depreciation	(788)	(761)
Loan fees	(320)	(279)
Prepaid expenses	(89)	(91)
FHLB stock dividends	(166)	(166)
Net unrealized securities gain	(229)	(1,231)
Gross deferred tax liabilities	(1,592)	(2,528)
Net deferred asset (liability)	$782	$(92)

The difference between the provision for income taxes and amounts computed by applying the statutory income tax rate of 34% to statutory income before taxes consists of the following for the years ended June 30:

	2017	2016
Income taxes computed at the statutory rate on pretax income	$1,236	$825
Tax exempt income	(498)	(491)
Cash surrender value income	(83)	(65)
Tax credit	(25)	—
Other	11	10
	$641	$279

At June 30, 2017 and June 30, 2016, the Corporation had no unrecognized tax benefits recorded. The Corporation does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months. There were no interest or penalties recorded for the years ended June 30, 2017 and 2016 and there were no amounts accrued for interest and penalties at June 30, 2017 and 2016.

The Corporation and the Bank are subject to U.S. federal income tax as an income-based tax and a capital-based franchise tax in the state of Ohio. The Corporation and the Bank are no longer subject to examination by taxing authorities for years before 2013.

NOTE 10—REGULATORY MATTERS

The Bank is subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective-action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. Management believes as of June 30, 2017, the Bank has met all capital adequacy requirements to which it is subject.

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

As of fiscal year-end 2017 and 2016, the Corporation met the definition of a small bank holding company and, therefore, was exempt from consolidated risk-based and leverage capital adequacy guidelines for bank holding companies. The Basel III Capital Rules became effective for the Bank on January 1, 2015 and certain provisions are subject to a phase-in period. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will be phased in over a four -year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019). The capital conservation buffer for 2017 is 1.250%. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of Common Equity Tier 1 capital to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital.

The following table presents actual and required capital ratios as of June 30, 2017 and June 30, 2016 for the Bank.

	Actual		Minimum Capital Required For Capital Adequacy Purposes		Minimum Required To Be Considered Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2017
Common equity Tier 1 to risk-weighted assets Bank	$41.4	13.21%	$18.0	4.50%	$20.4	6.50%
Tier 1 capital to risk weighted assets Bank	41.4	13.21	22.7	6.00	25.1	8.00
Total Capital to risk weighted assets Bank	44.5	14.20	29.0	8.00	31.4	10.00
Tier 1 capital to average assets Bank	41.4	9.06	18.3	4.00	22.9	5.00

	Actual		Minimum Capital Required - Basel III		Minimum Required To Be Considered Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2016
Common equity Tier 1 to risk-weighted assets Bank	$39.4	13.37%	$15.1	4.50%	$19.1	6.50%
Tier 1 capital to risk weighted assets Bank	39.4	13.37	19.5	6.00	23.6	8.00
Total Capital to risk weighted assets Bank	42.9	14.58	25.4	8.00	29.4	10.00
Tier 1 capital to average assets Bank	39.4	9.25	17.0	4.00	21.3	5.00

As of the latest regulatory examination, the Bank was categorized as well capitalized. There are no conditions or events since that examination that management believes may have changed the Bank’s category.

The Corporation’s principal source of funds for dividend payment is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. As of June 30, 2017 the Bank could, without prior approval, declare a dividend of approximately $3,612.

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

The Bank evaluates each customer’s credit on a case by case basis. The amount of collateral obtained is based on management’s credit evaluation of the customer. The amount of commitments to extend credit and the exposure to credit loss for non-performance by the customer was $53,029 and $46,696 as of June 30, 2017 and 2016, respectively. Of the June 30, 2017 commitments, $41,167 carried variable rates and $11,862 carried fixed rates of interest ranging from 2.45% to 6.50% with maturity dates from July 2017 to June 2048. Of the June 30, 2016 commitments, $44,228 carried variable rates and $2,468 carried fixed rates of interest ranging from 3.10% to 5.99%. Financial standby letters of credit were $713 as of June 30, 2017 and $1,032 as of June 30, 2016. In addition, commitments to extend credit of $8,121 and $7,829 as of June 30, 2017 and 2016, respectively, were available to checking account customers related to the overdraft protection program. Since some loan commitments expire without being used, the amount does not necessarily represent future cash commitments.

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

Financial assets and financial liabilities measured at fair value on a recurring basis include the following:

Securities available-for-sale: When available, the fair values of available-for-sale securities are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs). For securities where quoted market prices are not available, fair values are calculated based on market prices of similar securities (Level 2 inputs). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other unobservable inputs (Level 3 inputs).

Assets and liabilities measured at fair value on a recurring basis are summarized below, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements at June 30, 2017 Using
	Balance at June 30, 2017	Level 1	Level 2	Level 3
Assets:
Securities available-for-sale:
Obligations of government-sponsored entities	$12,587	$—	$12,587	$—
Obligations of states and political subdivisions	57,460	—	57,460	—
Mortgage-backed securities - residential	63,838	—	63,838	—
Mortgage-backed securities - commercial	1,458	—	1,458	—
Collateralized mortgage obligations	6,211	—	6,211	—
Pooled trust preferred security	532	—	532	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Fair Value Measurements at June 30, 2016 Using
	Balance at June 30, 2016	Level 1	Level 2	Level 3
Securities available-for-sale:
Obligations of government-sponsored entities	$10,044	$—	$10,044	$—
Obligations of states and political subdivisions	55,954	—	55,954	—
Mortgage-backed securities - residential	59,596	—	59,596	—
Mortgage-backed securities - commercial	1,526	—	1,526	—
Collateralized mortgage obligations	5,820	—	5,820	—
Pooled trust preferred security	429	—	429	—

There were no transfers between Level 1 and Level 2 during the 2016 or the 2017 fiscal year.

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

Other Real Estate Owned: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Real estate owned properties are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

Financial assets and financial liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at June 30, 2017 Using
	Balance at June 30, 2017	Level 1	Level 2	Level 3
Impaired loans:
Commercial Real Estate - Other	$130	$—	$—	$130
Other Real Estate Owned:
1-4 Family residential real estate	71	$—	$—	71

		Fair Value Measurements at June 30, 2016 Using
	Balance at June 30, 2016	Level 1	Level 2	Level 3
Impaired loans:
Commercial Real Estate - Other	$1,206	$—	$—	$1,206
1-4 Family residential real estate – Non-owner occupied	197	—	—	197

Impaired loans, measured for impairment using the fair value of the collateral, had a recorded investment of $130, with no valuation allowance at June 30, 2017. The resulting impact to the provision for loan losses was an increase of $314 being recorded for the year ended June 30, 2017. Collateral dependent impaired loans had a recorded investment of $2,150, with a valuation allowance of $747 at June 30, 2016. The resulting impact to the provision for loan losses was an increase of $1,010 being recorded for the year ended June 30, 2016.

Other real estate owned which is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $71, which was made up of the outstanding balance of $103, net of a valuation allowance of $32 at June 30, 2017, resulting in a provision for other real estate owned losses of $32 for the year ended June 30, 2017. There were no other real estate owned being carried at fair value as of June 30, 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2017:

	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Impaired loans:
Commercial Real Estate – Other	$130	Bid Indication	N/A	0.0%	0.0%
Other Real Estate Owned:
1-4 Family residential real estate	$71	Bid Indication	N/A	0.0%	0.0%

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

The following table shows the estimated fair values of financial instruments that are reported at amortized cost in the Corporation’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	2017		2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Level 1 inputs:
Cash and cash equivalents	$9,912	$9,912	$10,181	$10,181
Level 2 inputs:
Certificates of deposits in other financial institutions	3,921	3,927	5,906	5,906
Loans held for sale	1,252	1,286	1,048	1,067
Accrued interest receivable	1,212	1,212	1,077	1,077
Level 3 inputs:
Securities held-to-maturity	4,259	4,329	3,494	3,619
Loans, net	269,781	266,041	252,712	253,155
Financial Liabilities:
Level 2 inputs:
Demand and savings deposits	307,960	307,960	281,640	281,640
Time deposits	66,511	66,535	65,008	65,111
Short-term borrowings	23,986	23,986	19,129	19,129
Federal Home Loan Bank advances	12,320	12,054	17,281	17,486
Accrued interest payable	40	40	40	40

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

Securities held-to-maturity: The held-to-maturity securities are general obligation and revenue bonds issued by local municipalities. The fair value of these securities are calculated using a spread to the applicable municipal fair market curve resulting in a Level 3 classification.

Time deposits: Fair value of fixed-maturity certificates of deposit was estimated using the rates offered at June 30, 2017 and 2016, for deposits of similar remaining maturities, resulting in Level 2 calassification. Estimated fair value does not include the benefit that result from low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market.

Federal Home Loan Bank advances: Fair value of Federal Home Loan Bank advances was estimated using current rates at June 30, 2017 and 2016 for similar financing resulting in a Level 2 classification.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13—PARENT COMPANY FINANCIAL STATEMENTS

Condensed financial information of Consumers Bancorp. Inc. (parent company only) follows:

	June 30, 2017	June 30, 2016
Condensed Balance Sheets
Assets
Cash	$36	$46
Securities, available-for-sale	1,651	2,050
Other assets	61	50
Investment in subsidiary	41,843	41,708
Total assets	$43,591	$43,854
Liabilities
Other liabilities	$56	$61
Shareholders’ equity	43,535	43,793
Total liabilities & shareholders’ equity	$43,591	$43,854

	Year Ended June 30, 2017	Year Ended June 30, 2016
Condensed Statements of Income and Comprehensive Income
Cash dividends from Bank subsidiary	$1,065	$1,425
Other income	51	46
Other expense	213	206
Income before income taxes and equity in undistributed net income of subsidiary	903	1,265
Income tax benefit	(53)	(50)
Income before equity in undistributed net income of Bank subsidiary	956	1,315
Equity in undistributed net income of subsidiary	2,038	832
Net income	$2,994	$2,147
Comprehensive income	$1,050	$3,637

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Statements of Cash Flows	Year Ended June 30, 2017	Year Ended June 30, 2016
Cash flows from operating activities
Net income	$2,994	$2,147
Equity in undistributed net income of Bank subsidiary	(2,038)	(832)
Securities amortization and accretion, net	(10)	(11)
Gain on sale of securities	(11)	—
Change in other assets and liabilities	6	(2)
Net cash flows from operating activities	941	1,302
Cash flows from investing activities
Proceeds from the sale of available-for-sale securities	357	—
Net cash flows from investing activities	357	—
Cash flows from financing activities
Dividend paid	(1,308)	(1,310)
Net cash flows from financing activities	(1,308)	(1,310)
Change in cash and cash equivalents	(10)	(8)
Beginning cash and cash equivalents	46	54
Ending cash and cash equivalents	$36	$46

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

	For the year Ended June 30,
	2017	2016
Basic:
Net income available to common shareholders	$2,994	$2,147
Weighted average common shares outstanding	2,724,293	2,725,276
Basic income per share	$1.10	$0.79

Diluted:
Net income available to common shareholders	$2,994	$2,147
Weighted average common shares outstanding	2,724,293	2,725,276
Dilutive effect of restricted stock	32	103
Total common shares and dilutive potential common shares	2,724,325	2,725,379
Dilutive income per share	$1.10	$0.79

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 –ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive income related to unrealized gains and losses on available-for-sale securities for the periods ended June 30, 2017 and June 30, 2016, were as follows:

	Pretax	Tax Effect	After-tax	Affected Line Item in Consolidated Statements of Income

Balance as of June 30, 2015	$1,363	$(464)	$899
Unrealized holding loss on available-for-sale securities arising during the period	2,460	(837)	1,623
Amounts reclassified from accumulated other comprehensive income	(202)	69	(133)	(a)(b)
Net current period other comprehensive gain	2,258	(768)	1,490
Balance as of June 30, 2016	3,621	(1,232)	2,389
Unrealized holding gain on available-for-sale securities arising during the period	(2,737)	931	(1,806)
Amounts reclassified from accumulated other comprehensive income	(209)	71	(138)	(a)(b)
Net current period other comprehensive loss	(2,946)	1,002	(1,944)
Balance as of June 30, 2017	$675	$(230)	$445

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2017 based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in 2013. Based on that assessment, we have concluded that, as of June 30, 2017, our internal control over financial reporting is effective based on those criteria.

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

Changes In Internal Control Over Financial Reporting

There were no changes in the Corporation’s internal controls over financial reporting that occurred during the fourth quarter of fiscal year 2017 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal controls over financial reporting.

ITEM 9B—OTHER INFORMATION

None.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth in the Corporation’s Proxy Statement dated September 21, 2017 under the captions “Election of Directors,” “Directors and Executive Officers,” “The Board of Directors and its Committees,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Certain Transactions and Relationships and Legal Proceedings,” and is incorporated herein by reference.

The Corporation’s Code of Ethics Policy, which is applicable to all directors, officers and employees of the Corporation, and its Code of Ethics for Principal Financial Officers, which is applicable to the principal executive officer and the principal financial officer, are each available on the Investor Relations section under Corporate Governance of the Corporation’s website (www.consumersbank.com). Copies of either of the Code of Ethics Policies are also available in print to shareholders upon request, addressed to the Corporate Secretary at Consumers Bancorp, Inc., 614 East Lincoln Way, Minerva, Ohio 44657. The Corporation intends to post amendments to or waivers from either of its Code of Ethics on its website.

ITEM 11—EXECUTIVE COMPENSATION

The information required by this item is set forth in the Corporation’s Proxy Statement dated September 21, 2017 under the captions “Director Compensation,” “Executive Compensation,” “Defined Contribution Plan,” “Outstanding Equity Awards at Fiscal Year-End,” and “Salary Continuation Program,” and is incorporated herein by reference.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth information about common stock authorized for issuance, segregated between stock-based compensation plans approved by shareholders and stock-based compensation plans not approved by shareholders, as of June 30, 2017. Additional information regarding stock-based compensation plans is presented in Note 8 - Employee Benefit Plans to the Consolidated Financial Statements located elsewhere in this report.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities issuable under outstanding options, warrants and rights)(1)
Plans approved by shareholders	—	—	97,880
Plans not approved by shareholders	—	—	—
Total	—	—	97,880

(1)Securities remaining available for future issuance excludes 1,429 shares of restricted stock that will expire on September 21, 2017 with the issuance of the Corporation’s financial statements.

The remaining information required by this item is set forth in the Corporation’s Proxy Statement dated September 21, 2017 under the caption “Security Ownership of Certain Beneficial Owners and Management,” and is incorporated herein by reference.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth in the Corporation’s Proxy Statement dated September 21, 2017 under the caption “Certain Transactions and Relationships and Legal Proceedings,” and is incorporated herein by reference.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is set forth in the Corporation’s Proxy Statement dated September 21, 2017 under the caption “Principal Accounting Fees and Services,” and is incorporated herein by reference.

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

CONSUMERS BANCORP, INC.

Date: September 21, 2017	By:	/s/ Ralph J. Lober, II
President and Chief Executive Officer (principal executive officer)

	By:	/s/ Renee K. Wood
Chief Financial Officer and Treasurer (principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 21, 2017.

Signatures	Signatures

/s/ Laurie L. McClellan	/s/ Ralph J. Lober, II
Laurie L. McClellan Chairman of the Board of Directors	Ralph J. Lober, II President, Chief Executive Officer and Director (principal executive officer)

/s/ Renee K. Wood	/s/ John P. Furey
Renee K. Wood Chief Financial Officer and Treasurer (principal financial officer)	John P. Furey Director

/s/ Bradley Goris	/s/ James V. Hanna
Bradley Goris Director	James V. Hanna Director

/s/ David W. Johnson	/s/ Richard T. Kiko, Jr.
David W. Johnson Director	Richard T. Kiko, Jr. Director

/s/ Thomas M. Kishman	/s/ Phillip R. Mueller
Thomas M. Kishman Director	Phillip R. Mueller Director

/s/ Frank L. Paden	/s/ Harry W. Schmuck, Jr.
Frank L. Paden Director	Harry W. Schmuck, Jr. Director

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1

Amended and Restated Articles of Incorporation of the Corporation. Reference is made to Form 10-K (File No. 033-79130) of the Corporation filed September 22, 2010, which is incorporated herein by reference.

3.2	Amended and Restated Code of Regulations of the Corporation. Reference is made to Form 10-K (File No. 033-79130) of the Corporation filed September 15, 2008, which is incorporated herein by reference.

4	Form of Certificate of Common Shares. Reference is made to Form 10-KSB (File No. 033-79130) of the Corporation filed September 30, 2002, which is incorporated herein by reference.

10.1

Amendment No. 3, October 3, 2016 to the Salary Continuation agreement entered into with Mr. Lober on February 11, 2011. Reference is made to Form 10-Q of the Corporation filed February 14, 2017, which is incorporated herein by reference.

10.2	Salary Continuation agreement entered into with Mr. Dodds on November 4, 2016. Reference is made to Form 8-K of the Corporation filed November 9, 2016, which is incorporated herein by reference.

10.3

Lease Agreement entered into between Furey Holdings, LLC and Consumers National Bank on December 23, 2005. Reference is made to Form 10-Q (File No. 033-79130) of the Corporation filed February 14, 2006, which is incorporated herein by reference.

10.6

2011 Amendment and Restatement of Salary Continuation agreement entered into with Mr. Lober on February 11, 2011. Reference is made to Form 10-Q (File No. 033-79130) of the Corporation filed February 11, 2011, which is incorporated herein by reference.

10.8

Consumers Bancorp 2010 Omnibus Incentive Plan Form of Restricted Stock Award Agreement. Reference is made to Form 8-K (File No. 033-79130) of the Corporation filed September 16, 2011, which is incorporated herein by reference.

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

101

The following material from Consumers Bancorp, Inc.’s Form 10-K Report for the year ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language) includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Income, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statement of Changes in Shareholders’ Equity, (5) Consolidated Statements of Cash Flows, and (6) the Notes to Consolidated Financial Statements.