Form 10-Q
period 2017-09-30
CONSUMERS BANCORP INC /OH/
filed 2017-11-07
CIK 1006830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15 (d) or the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 2,729,644 shares of Registrant’s common stock, no par value, outstanding as of November 7, 2017.

CONSUMERS BANCORP, INC. FORM 10-Q QUARTER ENDED September 30, 2017

Table of Contents

Page Number (s)

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements

CONSUMERS BANCORP, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in thousands, except per share data)	September 30, 2017	June 30, 2017
ASSETS
Cash on hand and noninterest-bearing deposits in financial institutions	$9,896	$9,439
Federal funds sold and interest-bearing deposits in financial institutions	4,283	473
Total cash and cash equivalents	14,179	9,912
Certificates of deposit in other financial institutions	3,921	3,921
Securities, available-for-sale	136,382	142,086
Securities, held-to-maturity (fair value of $4,258 at September 30, 2017 and $4,329 at June 30, 2017)	4,164	4,259
Federal bank and other restricted stocks, at cost	1,425	1,425
Loans held for sale	2,061	1,252
Total loans	287,718	272,867
Less allowance for loan losses	(3,194)	(3,086)
Net loans	284,524	269,781
Cash surrender value of life insurance	9,133	9,065
Premises and equipment, net	13,287	13,398
Other real estate owned	—	71
Accrued interest receivable and other assets	2,571	2,713
Total assets	$471,647	$457,883

LIABILITIES
Deposits
Non-interest bearing demand	$110,407	$102,683
Interest bearing demand	54,289	54,123
Savings	152,515	151,154
Time	66,629	66,511
Total deposits	383,840	374,471

Short-term borrowings	27,905	23,986
Federal Home Loan Bank advances	12,304	12,320
Accrued interest and other liabilities	3,327	3,571
Total liabilities	427,376	414,348
Commitments and contingent liabilities

SHAREHOLDERS’ EQUITY
Preferred stock (no par value, 350,000 shares authorized, none outstanding)	—	—
Common stock (no par value, 3,500,000 shares authorized; 2,854,133 shares issued as of September 30, 2017 and June 30, 2017)	14,630	14,630
Retained earnings	30,728	30,122
Treasury stock, at cost (124,489 and 130,606 common shares as of September 30, 2017 and June 30, 2017, respectively)	(1,576)	(1,662)
Accumulated other comprehensive income	489	445
Total shareholders’ equity	44,271	43,535
Total liabilities and shareholders’ equity	$471,647	$457,883

See accompanying notes to consolidated financial statements

CONSUMERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months ended September 30,
(Dollars in thousands, except per share amounts)	2017	2016

Interest income
Loans, including fees	$3,228	$3,184
Securities, taxable	511	402
Securities, tax-exempt	367	351
Federal funds sold and other interest bearing deposits	37	30
Total interest income	4,143	3,967
Interest expense
Deposits	248	170
Short-term borrowings	55	12
Federal Home Loan Bank advances	54	58
Total interest expense	357	240
Net interest income	3,786	3,727
Provision for loan losses	90	136
Net interest income after provision for loan losses	3,696	3,591

Non-interest income
Service charges on deposit accounts	308	330
Debit card interchange income	323	251
Bank owned life insurance income	68	49
Securities gains, net	38	103
Other	135	115
Total non-interest income	872	848

Non-interest expenses
Salaries and employee benefits	1,810	1,738
Occupancy and equipment	455	452
Data processing expenses	148	145
Debit card processing expenses	180	133
Professional and director fees	117	132
FDIC assessments	46	55
Franchise taxes	84	84
Marketing and advertising	78	79
Telephone and network communications	82	81
Other	393	387
Total non-interest expenses	3,393	3,286
Income before income taxes	1,175	1,153
Income tax expense	246	252
Net income	$929	$901

Basic and diluted earnings per share	$0.34	$0.33

See accompanying notes to consolidated financial statements

CONSUMERS BANCORP, INC.
Consolidated statements of comprehensive income
(Unaudited)

(Dollars in thousands)
	Three Months ended September 30,
	2017	2016

Net income	$929	$901

Other comprehensive income (loss), net of tax:
Net change in unrealized gains (losses) on securities available-for-sale:
Unrealized gains (losses) arising during the period	104	(423)
Reclassification adjustment for gains included in income	(38)	(103)
Net unrealized gain (losses)	66	(526)
Income tax effect	(22)	179
Other comprehensive income (loss)	44	(347)

Total comprehensive income	$973	$554

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(Dollars in thousands, except per share data)
	Three Months ended September 30,
	2017	2016

Balance at beginning of period	$43,535	$43,793

Net income	929	901
Other comprehensive income (loss)	44	(347)
6,321 shares associated with stock awards during the three months ended September 30, 2017	90	—
204 and 231 Dividend reinvestment plan shares associated with forfeited and expired restricted stock awards retired to treasury stock during the three months ended September 30, 2017 and 2016, respectively	—	—
Common cash dividends	(327)	(327)

Balance at the end of the period	$44,271	$44,020

Common cash dividends per share	$0.12	$0.12

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)	Three Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net cash from operating activities	$503	$581

Cash flow from investing activities
Securities available-for-sale
Purchases	(426)	(3,229)
Maturities, calls and principal pay downs	4,412	5,796
Proceeds from sales	1,586	1,789
Securities held-to-maturity
Purchases	—	(1,000)
Principal pay downs	95	95
Net decrease in certificates of deposits in other financial institutions	—	250
Net increase in loans	(14,833)	(4,237)
Acquisition of premises and equipment	(86)	(191)
Sale of other real estate owned	71	—
Net cash from investing activities	(9,181)	(727)

Cash flow from financing activities
Net increase in deposit accounts	9,369	6,323
Net change in short-term borrowings	3,919	1,417
Proceeds from Federal Home Loan Bank advances	—	9,700
Repayments of Federal Home Loan Bank advances	(16)	(14,615)
Dividends paid	(327)	(327)
Net cash from financing activities	12,945	2,498

Increase in cash or cash equivalents	4,267	2,352

Cash and cash equivalents, beginning of period	9,912	10,181
Cash and cash equivalents, end of period	$14,179	$12,533

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$347	$242
Federal income taxes	—	—
Non-cash items:
Transfer from loans to other real estate owned	—	10
Expired and forfeited dividend reinvestment plan shares associated with restricted stock awards that were retired to treasury stock	4	4

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

Basis of Presentation: The consolidated financial statements for interim periods are unaudited and reflect all adjustments (consisting of only normal recurring adjustments), which, in the opinion of management, are necessary to present fairly the financial position and results of operations and cash flows for the periods presented. The unaudited financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by accounting principles generally accepted in the United States of America. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s Form 10-K for the year ended June 30, 2017. The results of operations for the interim period disclosed herein are not necessarily indicative of the results that may be expected for a full year.

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

In February 2016, the FASB issued ASU 2016-02 - Leases (Topic 842). The ASU will require all organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Additional qualitative and quantitative disclosures will be required so that users can understand more about the nature of an entity’s leasing activities. The new guidance is effective for annual reporting periods and interim reporting periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted. Management is currently evaluating the impact of the adoption of this guidance on the Corporation’s consolidated financial statements and expects to recognize an increase in other assets and other liabilities for the rights and obligations created by leasing of branch offices. Management also expects minimal impact in the income statement with respect to occupancy expense related to leases.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 2 – Securities

Available –for-Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2017
Obligations of U.S. government-sponsored entities and agencies	$12,503	$89	$(73)	$12,519
Obligations of state and political subdivisions	56,231	872	(217)	56,886
Mortgage-backed securities – residential	59,536	164	(356)	59,344
Mortgage-backed securities– commercial	1,452	—	(4)	1,448
Collateralized mortgage obligations– residential	5,738	—	(100)	5,638
Pooled trust preferred security	181	366	—	547
Total available-for-sale securities	$135,641	$1,491	$(750)	$136,382

Held-to-Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
September 30, 2017
Obligations of state and political subdivisions	$4,164	$94	$—	$4,258

Available–for-Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2017
Obligations of U.S. government-sponsored entities and agencies	$12,571	$90	$(74)	$12,587
Obligations of state and political subdivisions	56,824	890	(254)	57,460
Mortgage-backed securities – residential	64,092	184	(438)	63,838
Mortgage-backed securities – commercial	1,459	—	(1)	1,458
Collateralized mortgage obligations - residential	6,310	1	(100)	6,211
Pooled trust preferred security	155	377	—	532
Total available-for-sale securities	$141,411	$1,542	$(867)	$142,086

Held-to-Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
June 30, 2017
Obligations of state and political subdivisions	$4,259	$73	$(3)	$4,329

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Proceeds from the sale of available-for-sale securities were as follows:

	Three Months Ended September 30,
	2017	2016
Proceeds from sales	$1,586	$1,789
Gross realized gains	39	103
Gross realized losses	1	—

The income tax provision related to these net realized gains and losses amounted to $13 for the three months ended September 30, 2017 and $35 for the three months ended September 30, 2016.

The amortized cost and fair values of debt securities at September 30, 2017, by expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, collateralized mortgage obligations and the pooled trust preferred security are shown separately.

Available-for-Sale	Amortized Cost	Estimated Fair Value
Due in one year or less	$2,839	$2,854
Due after one year through five years	16,018	16,314
Due after five years through ten years	27,350	27,664
Due after ten years	22,527	22,573
Total	68,734	69,405

U.S. Government-sponsored mortgage-backed and related securities	66,726	66,430
Pooled trust preferred security	181	547
Total available-for-sale securities	$135,641	$136,382

Held-to-Maturity

Due after five years through ten years	601	626
Due after ten years	3,563	3,632
Total held-to-maturity securities	$4,164	$4,258

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

The following table summarizes the securities with unrealized losses at September 30, 2017 and June 30, 2017, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

(Dollars in thousands, except per share amounts)

	Less than 12 Months		12 Months or more		Total
Available-for-sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2017
Obligations of US government-sponsored entities and agencies	$3,921	$(73)	$—	$—	$3,921	$(73)
Obligations of states and political subdivisions	12,984	(198)	1,740	(19)	14,724	(217)
Mortgage-backed securities - residential	43,781	(307)	3,381	(49)	47,162	(356)
Mortgage-backed securities - commercial	1,448	(4)	—	—	1,448	(4)
Collateralized mortgage obligations – residential	5,036	(89)	602	(11)	5,638	(100)
Total temporarily impaired	$67,170	$(671)	$5,723	$(79)	$72,893	$(750)

	Less than 12 Months		12 Months or more		Total
Available-for-sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2017
Obligations of US government-sponsored entities and agencies	$4,336	$(74)	$—	$—	$4,336	$(74)
Obligations of states and political subdivisions	13,881	(241)	834	(13)	14,715	(254)
Mortgage-backed securities - residential	42,071	(391)	2,805	(47)	44,876	(438)
Mortgage-backed securities - commercial	1,458	(1)	—	—	1,458	(1)
Collateral mortgage obligation - residential	5,417	(88)	654	(12)	6,071	(100)
Total temporarily impaired	$67,163	$(795)	$4,293	$(72)	$71,456	$(867)

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

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The unrealized losses within the securities portfolio as of September 30, 2017 have not been recognized into income because the decline in fair value is not attributed to credit quality, management does not intend to sell and it is not likely that management will be required to sell the securities prior to their anticipated recovery. The decline in fair value within the securities portfolio is largely due to changes in interest rates and the fair value is expected to recover as the securities approach maturity. The mortgage-backed securities and collateralized mortgage obligations were primarily issued by Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support. The Corporation does not own any private label mortgage-backed securities.

Note 3 – Loans

Major classifications of loans were as follows:

	September 30, 2017	June 30, 2017
Commercial	$51,479	$46,336
Commercial real estate:
Construction	7,437	5,588
Other	163,991	157,861
1 – 4 Family residential real estate:
Owner occupied	42,861	41,581
Non-owner occupied	14,072	14,377
Construction	2,725	1,993
Consumer	5,153	5,131
Subtotal	287,718	272,867
Allowance for loan losses	(3,194)	(3,086)
Net Loans	$284,524	$269,781

Loans presented above are net of deferred loan fees and costs of $299 and $294 for September 30, 2017 and June 30, 2017, respectively.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2017:

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total

Allowance for loan losses:
Beginning balance	$518	$2,038	$473	$57	$3,086
Provision for loan losses	52	25	—	13	90
Loans charged-off	—	—	—	(3)	(3)
Recoveries	2	18	—	1	21
Total ending allowance balance	$572	$2,081	$473	$68	$3,194

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2016:

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total
Allowance for loan losses:
Beginning balance	$505	$2,518	$402	$141	$3,566
Provision for loan losses	5	125	27	(21)	136
Loans charged-off	—	—	(21)	(4)	(25)
Recoveries	—	—	3	4	7
Total ending allowance balance	$510	$2,643	$411	$120	$3,684

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2017. Included in the recorded investment in loans is $679 of accrued interest receivable.

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$33	$—	$—	$33
Collectively evaluated for impairment	572	2,048	473	68	3,161
Total ending allowance balance	$572	$2,081	$473	$68	$3,194

Recorded investment in loans:
Loans individually evaluated for impairment	$125	$1,462	$425	$—	$2,012
Loans collectively evaluated for impairment	51,463	170,356	59,400	5,166	286,385
Total ending loans balance	$51,588	$171,818	$59,825	$5,166	$288,397

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

The following table presents information related to average recorded investment and interest income associated with loans individually evaluated for impairment by class of loans as of September 30, 2017 and for the three months ended September 30, 2017:

	As of September 30, 2017			Three Months ended September 30, 2017
	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial	$124	$125	$—	$114	$2	$2
Commercial real estate:
Other	1,121	1,123	—	1,053	10	10
1-4 Family residential real estate:
Owner occupied	102	101	—	102	—	—
Non-owner occupied	324	324	—	327	—	—
With an allowance recorded:
Commercial real estate:
Other	338	339	33	343	—	—
Total	$2,009	$2,012	$33	$1,939	$12	$12

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents information related to average recorded investment and interest income associated with loans individually evaluated for impairment by class of loans as of June 30, 2017 and for the three months ended September 30, 2016:

	As of June 30, 2017			Three Months ended September 30, 2016
	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial	$482	$444	$—	$660	$80	$80
Commercial real estate:
Construction	—	—	—	329	6	6
Other	1,928	1,039	—	1,555	105	105
1-4 Family residential real estate:
Owner occupied	104	103	—	127	—	—
Non-owner occupied	—	—	—	208	—	—
With an allowance recorded:
Commercial real estate:
Other	548	548	42	2,449	8	8
1-4 Family residential real estate:
Owner occupied	99	100	2	177	2	2
Total	$3,161	$2,234	$44	$5,505	$201	$201

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the recorded investment in non-accrual and loans past due over 90 days still on accrual by class of loans as of September 30, 2017 and June 30, 2017:

	September 30, 2017		June 30, 2017
		Loans Past Due		Loans Past Due
		Over 90 Days		Over 90 Days
		Still		Still
	Non-accrual	Accruing	Non-accrual	Accruing
Commercial	$—	$—	$368	$—
Commercial real estate:
Other	565	—	729	—
1 – 4 Family residential:
Owner occupied	89	—	90	—
Non-owner occupied	324	—	—	—
Total	$978	$—	$1,187	$—

Non-accrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the aging of the recorded investment in past due loans as of September 30, 2017 by class of loans:

	Days Past Due
	30 - 59	60 - 89	90 Days or	Total	Loans Not
	Days	Days	Greater	Past Due	Past Due	Total
Commercial	$—	$—	$—	$—	$51,588	$51,588
Commercial real estate:
Construction	—	—	—	—	7,452	7,452
Other	—	—	—	—	164,366	164,366
1-4 Family residential:
Owner occupied	23	—	74	97	42,885	42,982
Non-owner occupied	—	—	—	—	14,112	14,112
Construction	—	—	—	—	2,731	2,731
Consumer	18	—	—	18	5,148	5,166
Total	$41	$—	$74	$115	$288,282	$288,397

The above table of past due loans includes the recorded investment in non-accrual loans of $74 in the 90 days or greater category and $904 in the loans not past due category.

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

Troubled Debt Restructurings:

As of September 30, 2017, the recorded investment of loans classified as troubled debt restructurings was $1,732 with $30 of specific reserves allocated to these loans. As of September 30, 2017, the Corporation had committed to lend an additional $57 to customers with outstanding loans that were classified as troubled debt restructurings. As of June 30, 2017, the recorded investment of loans classified as troubled debt restructurings was $1,740 with $33 of specific reserves allocated to these loans. As of June 30, 2017, the Corporation had committed to lend an additional $175 to customers with outstanding loans that were classified as troubled debt restructurings.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

During the three months ended September 30, 2017 and 2016 there were no loan modifications completed that were classified as troubled debt restructurings. There were no charge offs from troubled debt restructurings that were completed during the three month periods ended September 30, 2017 and 2016.

There were no loans classified as troubled debt restructurings for which there was a payment default within 12 months following the modification during the three month periods ended September 30, 2017 and 2016. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

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

	As of September 30, 2017
		Special			Not
	Pass	Mention	Substandard	Doubtful	Rated
Commercial	$50,091	$808	$303	$—	$386
Commercial real estate:
Construction	6,221	1,186	4	—	41
Other	154,075	7,072	1,915	566	738
1-4 Family residential real estate:
Owner occupied	2,420	—	25	15	40,522
Non-owner occupied	12,958	206	440	324	184
Construction	1,154	—	—	—	1,577
Consumer	131	—	—	—	5,035
Total	$227,050	$9,272	$2,687	$905	$48,483

	As of June 30, 2017
		Special			Not
	Pass	Mention	Substandard	Doubtful	Rated
Commercial	$44,435	$907	$642	$—	$453
Commercial real estate:
Construction	4,514	1,035	—	4	43
Other	150,460	5,110	1,566	470	561
1-4 Family residential real estate:
Owner occupied	2,668	—	11	30	38,983
Non-owner occupied	13,633	210	261	187	125
Construction	1,223	—	—	—	773
Consumer	145	—	—	—	4,999
Total	$217,078	$7,262	$2,480	$691	$45,937

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

Assets and liabilities measured at fair value on a recurring basis are summarized below, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements at September 30, 2017 Using
	Balance at September 30, 2017	Level 1	Level 2	Level 3
Assets:
Obligations of U.S. government-sponsored entities and agencies	$12,519	$—	$12,519	$—
Obligations of states and political subdivisions	56,886	—	56,886	—
Mortgage-backed securities – residential	59,344	—	59,344	—
Mortgage-backed securities – commercial	1,448	—	1,448	—
Collateralized mortgage obligations - residential	5,638	—	5,638	—
Pooled trust preferred security	547	—	547	—

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

		Fair Value Measurements at June 30, 2017 Using
	Balance at June 30, 2017	Level 1	Level 2	Level 3
Assets:
Obligations of U.S. government-sponsored entities and agencies	$12,587	$—	$12,587	$—
Obligations of states and political subdivisions	57,460	—	57,460	—
Mortgage-backed securities - residential	63,838	—	63,838	—
Mortgage-backed securities - commercial	1,458	—	1,458	—
Collateralized mortgage obligations - residential	6,211	—	6,211	—
Pooled trust preferred security	532	—	532	—

There were no transfers between Level 1 and Level 2 during the three month periods ended September 30, 2017 or 2016.

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

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

There were no financial assets measured at fair value on a non-recurring basis at September 30, 2017. Financial assets measured at fair value on a non-recurring basis at June 30, 2017 are summarized below:

		Fair Value Measurements at June 30, 2017 Using
	Balance at June 30, 2017	Level 1	Level 2	Level 3
Impaired loans:
Commercial Real Estate - Other	$130	$—	$—	$130
Other Real Estate Owned:
1-4 Family residential real estate	71	—	—	71

There were no impaired loans measured at fair value on a non-recurring basis at September 30, 2017. The resulting impact to the provision for loan losses was a decrease of $17 being recorded for the three months ended September 30, 2017. Impaired loans, measured for impairment using the fair value of the collateral, had a recorded investment of $130, with no valuation allowance at June 30, 2017. The resulting impact to the provision for loan losses was an increase of $41 being recorded for the three months ended September 30, 2016.

Other real estate owned which is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $71, which was made up of the outstanding balance of $103, net of a valuation allowance of $32 at June 30, 2017. There were no other real estate owned being carried at fair value as of September 30, 2017.

The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2017:

June 30, 2017	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Impaired loans:
Commercial Real Estate – Other	$130	Bid Indications	N/A	0.0%	0.0%
Other Real Estate Owned:
1-4 Family residential real estate	$71	Bid Indications	N/A	0.0%	0.0%

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table shows the estimated fair values of financial instruments that are reported at amortized cost in the Corporation’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	September 30, 2017		June 30, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Level 1 inputs:
Cash and cash equivalents	$14,179	$14,179	$9,912	$9,912
Level 2 inputs:
Certificates of deposits in other financial institutions	3,921	3,924	3,921	3,927
Loans held for sale	2,061	2,102	1,252	1,286
Accrued interest receivable	1,442	1,442	1,212	1,212
Level 3 inputs:
Securities held-to-maturity	4,164	4,258	4,259	4,329
Loans, net	284,524	284,618	269,781	266,041
Financial Liabilities:
Level 2 inputs:
Demand and savings deposits	317,211	317,211	307,960	307,960
Time deposits	66,629	66,620	66,511	66,535
Short-term borrowings	27,905	27,905	23,986	23,986
Federal Home Loan Bank advances	12,304	12,038	12,320	12,054
Accrued interest payable	50	50	40	40

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

Time deposits: Fair value of fixed-maturity certificates of deposit was estimated using the rates offered at September 30, 2017 and June 30, 2017, for deposits of similar remaining maturities, resulting in a Level 2 classification. Estimated fair value does not include the benefit that results from low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market.

Federal Home Loan Bank advances: Fair value of Federal Home Loan Bank advances was estimated using current rates at September 30, 2017 and June 30, 2017 for similar financing resulting in a Level 2 classification.

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

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 5 – Earnings Per Share

Basic earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period and is equal to net income divided by the weighted average number of shares outstanding during the period.  Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares that may be issued upon the vesting of restricted stock awards.  There were 2,062 shares of restricted stock that were anti-dilutive for the three months ended September 30, 2017. There were no equity instruments that were anti-dilutive for the three months ended September 30, 2016. The following table details the calculation of basic and diluted earnings per share:

	For the Three Months Ended September 30,
	2017	2016
Basic:
Net income available to common shareholders	$929	$901
Weighted average common shares outstanding	2,724,997	2,723,915
Basic income per share	$0.34	$0.33

Diluted:
Net income available to common shareholders	$929	$901
Weighted average common shares outstanding	2,724,997	2,723,915
Dilutive effect of restricted stock	—	4
Total common shares and dilutive potential common shares	2,724,997	2,723,919
Dilutive income per share	$0.34	$0.33

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 6 –Accumulated Other Comprehensive Income

The components of other comprehensive income related to unrealized gains and losses on available-for-sale securities for the three month period ended September 30, 2017 and 2016, were as follows:

	Pretax	Tax Effect	After-tax	Affected Line Item in Consolidated Statements of Income
Balance as of June 30, 2017	$675	$(230)	$445
Unrealized holding gain on available-for-sale securities arising during the period	104	(35)	69
Amounts reclassified from accumulated other comprehensive income	(38)	13	(25)	(a)(b)
Net current period other comprehensive income	66	(22)	44
Balance as of September 30, 2017	$741	$(252)	$489

Balance as of June 30, 2016	$3,621	$(1,232)	$2,389
Unrealized holding gain on available-for-sale securities arising during the period	(423)	144	(279)
Amounts reclassified from accumulated other comprehensive income	(103)	35	(68)	(a)(b)
Net current period other comprehensive income	(526)	179	(347)
Balance as of September 30, 2016	$3,095	$(1,053)	$2,042

(a) Securities gains, net

(b) Income tax expense

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share data)

General

The following is management’s analysis of the Corporation’s results of operations for the three months ended September 30, 2017, compared to the same period in 2016, and the consolidated balance sheet at September 30, 2017, compared to June 30, 2017. This discussion is designed to provide a more comprehensive review of the operating results and financial condition than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

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

Results of Operations

Three Months Ended September 30, 2017 and September 30, 2016

In the first quarter of fiscal year 2018, net income was $929, or $0.34 per common share, compared to $901, or $0.33 per common share for the three months ended September 30, 2016. The following are key highlights of our results of operations for the three months ended September 30, 2017:

●	net interest income increased by $59 to $3,786, or by 1.6%, in the first quarter of fiscal year 2018 from the same prior year period;
●	loan loss provision expense in the first quarter of fiscal year 2018 totaled $90 compared to $136 in the same prior year period;
●	non-interest income increased by $24, or 2.8%, in the first quarter of fiscal year 2018 from the same prior year period; and
●	non-interest expenses increased by $107, or 3.3%, in the first quarter of fiscal year 2018 from the same prior year period.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Return on average equity and return on average assets were 8.35% and 0.79%, respectively, for the first three months of fiscal year 2018 compared to 8.12% and 0.83%, respectively, for the same prior year period.

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

The Corporation’s net interest margin was 3.63% for the three months ended September 30, 2017, compared with 3.87% for the same period in 2016. FTE net interest income for the three months ended September 30, 2017 increased by $66, or 1.7%, to $3,974 from $3,908 for the same year ago period. The net interest margin for the three months ended September 30, 2016 was positively impacted by $191 recognized in interest income as a result of the full payoff of two loan relationships that were on non-accrual. Excluding the interest income recognized on the non-accrual loans, the net interest margin would have been 3.68% for the quarter ended September 30, 2016.

FTE interest income for the three months ended September 30, 2017 increased by $183, or 4.4%, from the same year ago period. The increase in FTE interest income was primarily the result of an increase of $30,491, or 7.5%, in average interest-earning assets from the same prior year period. The Corporation’s yield on average interest-earning assets was 3.96% for the three months ended September 30, 2017, a decrease from 4.10% for the same period last year. For the quarter ended September 30, 2016, the yield on average interest-earning assets would have been 3.92% excluding the interest income of $191 recognized on the non-accrual loans. Interest expense for the three months ended September 30, 2017 increased by $117 from the same year ago period. The Corporation’s cost of funds was 0.46% for the three months ended September 30, 2017 compared with 0.34% for the same year ago period. The increase in interest rates has impacted the rates paid on money market accounts, short-term borrowings and time deposits.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Average Balance Sheets and Analysis of Net Interest Income for the Three Months Ended September 30, (In thousands, except percentages)

	2017			2016
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Taxable securities	$85,216	$511	2.38%	$75,967	$402	2.14%
Nontaxable securities (1)	60,714	549	3.63	59,093	526	3.65
Loans receivable (1)	280,396	3,234	4.58	260,683	3,190	4.85
Interest bearing deposits and federal funds sold	8,559	37	1.72	8,651	30	1.38
Total interest-earning assets	434,885	4,331	3.96%	404,394	4,148	4.10%

Noninterest-earning assets	31,752			26,760

Total Assets	$466,637			$431,154

Interest-bearing liabilities:
NOW	$53,199	$20	0.15%	$48,580	$17	0.14%
Savings	151,658	80	0.21	133,512	31	0.09
Time deposits	66,420	148	0.88	66,006	122	0.73
Short-term borrowings	26,281	55	0.83	19,448	12	0.24
FHLB advances	12,865	54	1.67	15,124	58	1.52
Total interest-bearing liabilities	310,423	357	0.46%	282,670	240	0.34%

Noninterest-bearing liabilities:
Noninterest-bearing checking accounts	108,185			101,144
Other liabilities	3,881			3,321
Total liabilities	422,489			387,135
Shareholders’ equity	44,148			44,019

Total liabilities and shareholders’ equity	$466,637			$431,154

Net interest income, interest rate spread (1)		$3,974	3.50%		$3,908	3.76%

Net interest margin (net interest as a percent of average interest-earning assets) (1)			3.63%			3.87%

Federal tax exemption on non-taxable securities and loans included in interest income		$188			$181

Average interest-earning assets to interest-bearing liabilities	140.09%			143.06%

(1) calculated on a fully taxable equivalent basis

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Provision for Loan Losses

The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable incurred credit losses in the Bank’s loan portfolio that have been incurred at each balance sheet date. For the three months ended September 30, 2017, the provision for loan losses was $90 compared to $136 for the same prior year period.

Non-performing loans were $978 as of September 30, 2017 compared with $1,187 as of June 30, 2017 and $2,354 as of September 30, 2016. For the three months ended September 30, 2017 net recoveries totaled $18 compared with net charge-offs of $18 for the same prior year period. The allowance for loan losses as a percentage of loans was 1.11% at September 30, 2017 and 1.13% at June 30, 2017. The provision for loan losses for the period ended September 30, 2017 was considered sufficient by management for maintaining an appropriate allowance for probable incurred credit losses.

Non-Interest Income

Non-interest income increased by $24 for the first quarter of fiscal year 2018 from the same prior year period. Non-interest income for the first quarter of fiscal year 2018 included a $38 gain from the sale of securities compared with a $103 gain for the same prior year period. Excluding the securities gains, non-interest income increased by $89, or 11.9%, primarily as a result of increases in debit card interchange income and bank owned life insurance income.

Non-Interest Expenses

Total non-interest expenses increased by $107, or 3.3%, for the first fiscal quarter of 2018 from the same period last year primarily as a result of an increase in salary and benefit expenses and debit card interchange expenses. Salary and benefit expenses increased by $72, or 4.1%, primarily because of an increase in incentive expense.

Income Taxes

Income tax expense for the three months ended September 30, 2017 decreased by $6, to $246 from $252, compared to a year ago. The effective tax rate was 20.9% for the current quarter as compared with 21.9% for the same prior year period.

The effective tax rate differed from the federal statutory rate principally as a result of tax-exempt income from obligations of states and political subdivisions, loans and earnings on bank owned life insurance.

Financial Condition

Total assets at September 30, 2017 were $471,647 compared to $457,883 at June 30, 2017, an increase of $13,764, or an annualized 12.0%.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Total loans increased by $14,851, or an annualized 21.8%, from $272,867 at June 30, 2017 to $287,718 at September 30, 2017. A total of $5,585 of the loan growth was related to entering into a participation agreement to allow for the short-term purchase of agency eligible residential loans from various mortgage lenders on a warehouse line of credit facility. The remaining growth in the loan portfolio was primarily related to growth within the commercial real estate segment to borrowers within the Bank’s primary market area. The loan growth was primarily funded by an increase of $9,369, or an annualized 10.0%, in total deposits and a decline of $5,704 in available-for-sale securities.

Non-Performing Assets

The following table presents the aggregate amounts of non-performing assets and respective ratios as of the dates indicated.

	September 30, 2017	June 30, 2017	September 30, 2016
Non-accrual loans	$978	$1,187	$2,354
Loans past due over 90 days and still accruing	—	—	—
Total non-performing loans	978	1,187	2,354
Other real estate owned	—	71	10
Total non-performing assets	$978	$1,258	$2,364

Non-performing loans to total loans	0.34%	0.44%	0.90%
Allowance for loan losses to total non-performing loans	326.58%	259.98%	156.50%

As of September 30, 2017, impaired loans totaled $2,012, of which $978 are included in non-accrual loans. Commercial and commercial real estate loans are classified as impaired if management determines that full collection of principal and interest, in accordance with the terms of the loan documents, is not probable. Impaired loans and non-performing loans have been considered in management’s analysis of the appropriateness of the allowance for loan losses. Management and the Board of Directors are closely monitoring these loans and believe that the prospects for recovery of principal and interest, less identified specific reserves, are favorable.

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

(Dollars in thousands, except per share data)

Net cash inflow from operating activities for the three months ended September 30, 2017 was $503, net cash outflows from investing activities was $9,181 and net cash inflows from financing activities was $12,945. A major source of cash was a $9,369 increase in deposits and $5,998 from sales, maturities, calls or principal pay downs on available-for-sale securities. A major use of cash included a $14,833 increase in loans. Total cash and cash equivalents was $14,179 as of September 30, 2017, compared to $9,912 at June 30, 2017 and $12,533 at September 30, 2016.

The Bank offers several types of deposit products to its customers. We believe the rates offered by the Bank and the fees charged for them are competitive with others currently available in the market area. Deposits totaled $383,840 at September 30, 2017 compared with $374,471 at June 30, 2017.

To provide an additional source of liquidity, the Corporation has entered into an agreement with the FHLB of Cincinnati. At September 30, 2017, advances from the FHLB of Cincinnati totaled $12,304 compared with $12,320 at June 30, 2017. As of September 30, 2017, the Bank had the ability to borrow an additional $22,009 from the FHLB of Cincinnati based on a blanket pledge of qualifying first mortgage and multi-family loans. The Corporation considers the FHLB of Cincinnati to be a reliable source of liquidity funding, secondary to its deposit base.

Short-term borrowings consisted of repurchase agreements, which is a financing arrangement that matures daily, and federal funds purchased from correspondent banks. The Bank pledges securities as collateral for the repurchase agreements. Short-term borrowings increased to $27,905 at September 30, 2017 from $23,986 at June 30, 2017.

Jumbo time deposits (those with balances of $250 and over) totaled $13,710 at September 30, 2017 and $14,252 at June 30, 2017. These deposits are monitored closely by the Corporation and are mainly priced on an individual basis. When these deposits are from a municipality, certain bank-owned securities are pledged to guarantee the safety of these public fund deposits as required by Ohio law. The Corporation has the option to use a fee-paid broker to obtain deposits from outside its normal service area as an additional source of funding. The Corporation, however, does not rely upon these deposits as a primary source of funding. Although management monitors interest rates on an ongoing basis, a quarterly rate sensitivity report is used to determine the effect of interest rate changes on the financial statements. In the opinion of management, enough assets or liabilities could be repriced over the near term (up to three years) to compensate for such changes. The spread on interest rates, or the difference between the average earning assets and the average interest-bearing liabilities, is monitored quarterly.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Off-Balance Sheet Arrangements

In the normal course of business, to meet the financial needs of our customers, we are a party to financial instruments with off-balance sheet risk. These financial instruments generally include commitments to originate mortgage, commercial and consumer loans, and involve to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the Consolidated Balance Sheets. The maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments. Since commitments to extend credit have a fixed expiration date or other termination clause, some commitments will expire without being drawn upon and the total commitment amounts do not necessarily represent future cash requirements. The same credit policies are used in making commitments as are used for on-balance sheet instruments and collateral is required in instances where deemed necessary. Undisbursed balances of loans closed include funds not disbursed but committed for construction projects. Unused lines of credit include funds not disbursed, but committed for home equity, commercial and consumer lines of credit. Financial standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Total unused commitments were $56,433 at September 30, 2017 and $53,742 at June 30, 2017.

Capital Resources

Total shareholders’ equity increased to $44,271 as of September 30, 2017 from $43,535 as of June 30, 2017. The increase was the result of net income for the first fiscal quarter of 2018 of $929 which was partially offset by $327 in cash dividends paid.

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

As of September 30, 2017, the Bank’s common equity tier 1 capital and tier 1 capital ratios were 12.79% and the leverage and total capital ratios were 9.05% and 13.76%, respectively. This compares with common equity tier 1 capital and tier 1 capital ratios of 13.21% and leverage and total risk-based capital ratios of 9.06% and 14.20%, respectively, as of June 30, 2017. The Bank exceeded minimum regulatory capital requirements to be considered well-capitalized for both periods. Management is not aware of any matters occurring subsequent to September 30, 2017 that would cause the Bank’s capital category to change.

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

The Corporation has identified the appropriateness of the allowance for loan losses as a critical accounting policy and an understanding of this policy is necessary to understand the financial statements. Critical accounting policies are those policies that require management’s most difficult, subjective or complex judgments often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Note one (Summary of Significant Accounting Policies - Allowance for Loan Losses), note three (Loans) and Management’s Discussion and Analysis of Financial Condition and Results of Operation (Critical Accounting Policies and Use of Significant Estimates) of the 2017 Form 10-K provide detail with regard to the Corporation’s accounting for the allowance for loan losses. There have been no significant changes in the application of accounting policies since June 30, 2017.

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

(Dollars in thousands, except per share data)

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by the report, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15e. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2017.

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

Exhibit 101

The following materials from Consumers Bancorp, Inc.’s Form 10-Q Report for the quarterly period ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language) include: (1) Unaudited Consolidated Balance Sheets, (2) Unaudited Consolidated Statements of Income, (3) Unaudited Consolidated Statements of Comprehensive Income, (4) Unaudited Consolidated Statement of Changes in Shareholders’ Equity, (5) Unaudited Condensed Consolidated Statements of Cash Flows, and (6) the Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSUMERS BANCORP, INC. (Registrant)

Date: November 7, 2017	/s/ Ralph J. Lober Ralph J. Lober, II President & Chief Executive Officer (principal executive officer)

Date: November 7, 2017	/s/ Renee K. Wood Renee K. Wood Chief Financial Officer & Treasurer (principal financial officer)