Form 10-Q
period 2017-12-31
CONSUMERS BANCORP INC /OH/
filed 2018-02-14
CIK 1006830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2017

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

There were 2,729,644 shares of Registrant’s common stock, no par value, outstanding as of February 9, 2018.

CONSUMERS BANCORP, INC. FORM 10-Q QUARTER ENDED December 31, 2017

Table of Contents

Page Number (s)

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

CONSUMERS BANCORP, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in thousands, except per share data)	December 31, 2017	June 30, 2017
ASSETS
Cash on hand and noninterest-bearing deposits in financial institutions	$8,910	$9,439
Federal funds sold and interest-bearing deposits in financial institutions	231	473
Total cash and cash equivalents	9,141	9,912
Certificates of deposit in other financial institutions	3,921	3,921
Securities, available-for-sale	135,738	142,086
Securities, held-to-maturity (fair value of $4,083 at December 31, 2017 and $4,329 at June 30, 2017)	4,061	4,259
Federal bank and other restricted stocks, at cost	1,425	1,425
Loans held for sale	814	1,252
Total loans	293,594	272,867
Less allowance for loan losses	(3,225)	(3,086)
Net loans	290,369	269,781
Cash surrender value of life insurance	9,201	9,065
Premises and equipment, net	13,137	13,398
Other real estate owned	57	71
Accrued interest receivable and other assets	2,418	2,713
Total assets	$470,282	$457,883

LIABILITIES
Deposits
Non-interest bearing demand	$108,503	$102,683
Interest bearing demand	55,056	54,123
Savings	152,659	151,154
Time	66,771	66,511
Total deposits	382,989	374,471

Short-term borrowings	22,507	23,986
Federal Home Loan Bank advances	17,188	12,320
Accrued interest and other liabilities	3,427	3,571
Total liabilities	426,111	414,348
Commitments and contingent liabilities

SHAREHOLDERS’ EQUITY
Preferred stock (no par value, 350,000 shares authorized, none outstanding)	—	—
Common stock (no par value, 3,500,000 shares authorized; 2,854,133 shares issued as of December 31, 2017 and June 30, 2017)	14,630	14,630
Retained earnings	31,044	30,122
Treasury stock, at cost (124,489 and 130,606 common shares as of December 31, 2017 and June 30, 2017, respectively)	(1,576)	(1,662)
Accumulated other comprehensive income	73	445
Total shareholders’ equity	44,171	43,535
Total liabilities and shareholders’ equity	$470,282	$457,883

See accompanying notes to consolidated financial statements

CONSUMERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months ended December 31,		Six Months ended December 31,
(Dollars in thousands, except per share amounts)	2017	2016	2017	2016

Interest income
Loans, including fees	$3,437	$3,022	$6,665	$6,206
Securities, taxable	459	377	970	779
Securities, tax-exempt	367	357	734	708
Federal funds sold and other interest bearing deposits	28	30	65	60
Total interest income	4,291	3,786	8,434	7,753
Interest expense
Deposits	253	183	501	353
Short-term borrowings	57	11	112	23
Federal Home Loan Bank advances	54	56	108	114
Total interest expense	364	250	721	490
Net interest income	3,927	3,536	7,713	7,263
Provision for loan losses	60	140	150	276
Net interest income after provision for loan losses	3,867	3,396	7,563	6,987

Non-interest income
Service charges on deposit accounts	301	314	609	644
Debit card interchange income	325	285	648	536
Bank owned life insurance income	68	63	136	112
Securities gains, net	—	22	38	125
Loss on disposition of other real estate owned	—	(3)	-	(3)
Other	145	116	280	231
Total non-interest income	839	797	1,711	1,645

Non-interest expenses
Salaries and employee benefits	1,966	1,790	3,776	3,528
Occupancy and equipment	465	478	920	930
Data processing expenses	147	145	295	290
Debit card processing expenses	188	149	368	282
Professional and director fees	122	146	239	278
FDIC assessments	46	46	92	101
Franchise taxes	84	84	168	168
Marketing and advertising	61	65	139	144
Telephone and network communications	75	76	157	157
Other	406	347	799	734
Total non-interest expenses	3,560	3,326	6,953	6,612
Income before income taxes	1,146	867	2,321	2,020
Income tax expense	489	145	735	397
Net income	$657	$722	$1,586	$1,623

Basic and diluted earnings per share	$0.24	$0.27	$0.58	$0.60

See accompanying notes to consolidated financial statements

CONSUMERS BANCORP, INC.

Consolidated statements of comprehensive income (Loss)

(Unaudited)

(Dollars in thousands)

	Three Months ended December 31		Six Months ended December 31,
	2017	2016	2017	2016

Net income	$657	$722	$1,586	$1,623

Other comprehensive income (loss), net of tax:
Net change in unrealized gains (losses) on securities available-for-sale:
Unrealized losses arising during the period	(631)	(3,319)	(527)	(3,742)
Reclassification adjustment for gains included in income	—	(22)	(38)	(125)
Net unrealized losses	(631)	(3,341)	(565)	(3,867)
Income tax effect	215	1,136	193	1,315
Other comprehensive loss	(416)	(2,205)	(372)	(2,552)

Total comprehensive income (loss)	$241	$(1,483)	$1,214	$(929)

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share data)
	Three Months ended December 31,		Six Months ended December 31,
	2017	2016	2017	2016

Balance at beginning of period	$44,271	$44,020	$43,535	$43,793

Net income	657	722	1,586	1,623
Other comprehensive loss	(416)	(2,205)	(372)	(2,552)
6,321 shares issued associated with stock awards during the six months ended December 31, 2017	—	—	90	—
204 and 231 Dividend reinvestment plan shares associated with forfeited and expired restricted stock awards retired to treasury stock during the six months ended December 31, 2017 and 2016, respectively	—	—	—	—
Common cash dividends	(341)	(327)	(668)	(654)

Balance at the end of the period	$44,171	$42,210	$44,171	$42,210

Common cash dividends per share	$0.125	$0.12	$0.245	$0.24

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)	Six Months Ended December 31,
	2017	2016
Cash flows from operating activities
Net cash from operating activities	$3,484	$2,152

Cash flow from investing activities
Securities available-for-sale
Purchases	(5,101)	(17,368)
Maturities, calls and principal pay downs	8,848	11,753
Proceeds from sales	1,586	3,383
Securities held-to-maturity
Purchases	—	(1,000)
Principal pay downs	198	198
Net decrease in certificates of deposits in other financial institutions	—	990
Net increase in loans	(20,967)	(9,255)
Purchase of Bank owned life insurance	—	(2,000)
Acquisition of premises and equipment	(129)	(252)
Sale of other real estate owned	71	7
Net cash from investing activities	(15,494)	(13,544)

Cash flow from financing activities
Net increase in deposit accounts	8,518	8,797
Net change in short-term borrowings	(1,479)	223
Proceeds from Federal Home Loan Bank advances	5,400	18,325
Repayments of Federal Home Loan Bank advances	(532)	(14,630)
Dividends paid	(668)	(654)
Net cash from financing activities	11,239	12,061

Increase (decrease) in cash or cash equivalents	(771)	669

Cash and cash equivalents, beginning of period	9,912	10,181
Cash and cash equivalents, end of period	$9,141	$10,850

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$709	$484
Federal income taxes	405	150
Non-cash items:
Transfer from loans to other real estate owned	57	10
Transfer from loans held for sale to portfolio	172	—
Issuance of treasury stock for stock awards	90	—
Expired and forfeited dividend reinvestment plan shares associated with restricted stock awards that were retired to treasury stock	4	4

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

Recently Issued Accounting Pronouncements Not Yet Effective: In May 2014, FASB issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU creates a new topic, Topic 606, to provide guidance on revenue recognition for entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additional disclosures are required to provide quantitative and qualitative information regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance is effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2017. Most of the Corporation’s revenue is derived from loans and financial instruments, which is not part of the scope of this ASU. The adoption of ASU 2014-09 as it relates to non-interest income, such as service charges and debit card interchange income, is not expected to have a material effect on the Corporation’s financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The main provisions of ASU 2016-01 address the valuation and impairment of certain equity investments along with simplified disclosures about those investments. Equity securities with readily determinable fair values will be treated in the same manner as other financial instruments. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of ASU 2016-01 is not expected to have a material impact on the Corporation's financial statements.

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

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 2 – Securities

Available –for-Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2017
Obligations of U.S. government-sponsored entities and agencies	$13,752	$30	$(146)	$13,636
Obligations of state and political subdivisions	56,718	746	(283)	57,181
Mortgage-backed securities – residential	58,051	98	(631)	57,518
Mortgage-backed securities– commercial	1,446	—	(10)	1,436
Collateralized mortgage obligations– residential	5,483	—	(137)	5,346
Pooled trust preferred security	178	443	—	621
Total available-for-sale securities	$135,628	$1,317	$(1,207)	$135,738

Held-to-Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
December 31, 2017
Obligations of state and political subdivisions	$4,061	$22	$—	$4,083

Available–for-Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2017
Obligations of U.S. government-sponsored entities and agencies	$12,571	$90	$(74)	$12,587
Obligations of state and political subdivisions	56,824	890	(254)	57,460
Mortgage-backed securities – residential	64,092	184	(438)	63,838
Mortgage-backed securities – commercial	1,459	—	(1)	1,458
Collateralized mortgage obligations - residential	6,310	1	(100)	6,211
Pooled trust preferred security	155	377	—	532
Total available-for-sale securities	$141,411	$1,542	$(867)	$142,086

Held-to-Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
June 30, 2017
Obligations of state and political subdivisions	$4,259	$73	$(3)	$4,329

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Proceeds from the sale of available-for-sale securities were as follows:

	Three Months Ended December 31		Six Months Ended December 31,
	2017	2016	2017	2016
Proceeds from sales	$—	$1,594	$1,586	$3,383
Gross realized gains	—	24	39	127
Gross realized losses	—	2	1	2

The income tax provision related to these net realized gains and losses amounted to $13 for the six months ended December 31, 2017 and $8 and $43 for the three and six months ended December 31, 2016.

The amortized cost and fair values of debt securities at December 31, 2017, by expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, collateralized mortgage obligations and the pooled trust preferred security are shown separately.

Available-for-Sale	Amortized Cost	Estimated Fair Value
Due in one year or less	$2,170	$2,192
Due after one year through five years	18,053	18,167
Due after five years through ten years	28,838	28,992
Due after ten years	21,409	21,466
Total	70,470	70,817

U.S. Government-sponsored mortgage-backed and related securities	64,980	64,300
Pooled trust preferred security	178	621
Total available-for-sale securities	$135,628	$135,738

Held-to-Maturity

Due after five years through ten years	564	579
Due after ten years	3,497	3,504
Total held-to-maturity securities	$4,061	$4,083

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

The following table summarizes the securities with unrealized losses at December 31, 2017 and June 30, 2017, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

(Dollars in thousands, except per share amounts)

	Less than 12 Months		12 Months or more		Total
Available-for-sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2017
Obligations of US government-sponsored entities and agencies	$9,901	$(146)	$—	$—	$9,901	$(146)
Obligations of states and political subdivisions	11,862	(93)	8,179	(190)	20,041	(283)
Mortgage-backed securities - residential	27,316	(243)	22,415	(388)	49,731	(631)
Mortgage-backed securities - commercial	1,435	(10)	—	—	1,435	(10)
Collateralized mortgage obligations – residential	—	—	5,346	(137)	5,346	(137)
Total temporarily impaired	$50,514	$(492)	$35,940	$(715)	$86,454	$(1,207)

	Less than 12 Months		12 Months or more		Total
Available-for-sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2017
Obligations of US government-sponsored entities and agencies	$4,336	$(74)	$—	$—	$4,336	$(74)
Obligations of states and political subdivisions	13,881	(241)	834	(13)	14,715	(254)
Mortgage-backed securities - residential	42,071	(391)	2,805	(47)	44,876	(438)
Mortgage-backed securities - commercial	1,458	(1)	—	—	1,458	(1)
Collateral mortgage obligation - residential	5,417	(88)	654	(12)	6,071	(100)
Total temporarily impaired	$67,163	$(795)	$4,293	$(72)	$71,456	$(867)

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

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The unrealized losses within the securities portfolio as of December 31, 2017 have not been recognized into income because the decline in fair value is not attributed to credit quality, management does not intend to sell and it is not likely that management will be required to sell the securities prior to their anticipated recovery. The decline in fair value within the securities portfolio is largely due to changes in interest rates and the fair value is expected to recover as the securities approach maturity. The mortgage-backed securities and collateralized mortgage obligations were primarily issued by Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support. The Corporation does not own any private label mortgage-backed securities.

Note 3 – Loans

Major classifications of loans were as follows:

	December 31, 2017	June 30, 2017
Commercial	$49,561	$46,336
Commercial real estate:
Construction	5,936	5,588
Other	169,692	157,861
1 – 4 Family residential real estate:
Owner occupied	45,351	41,581
Non-owner occupied	16,163	14,377
Construction	1,931	1,993
Consumer	4,960	5,131
Subtotal	293,594	272,867
Allowance for loan losses	(3,225)	(3,086)
Net Loans	$290,369	$269,781

Loans presented above are net of deferred loan fees and costs of $313 and $294 for December 31, 2017 and June 30, 2017, respectively.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended December 31, 2017:

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total

Allowance for loan losses:
Beginning balance	$572	$2,081	$473	$68	$3,194
Provision for loan losses	(17)	57	20	—	60
Loans charged-off	—	—	(33)	(5)	(38)
Recoveries	—	6	1	2	9
Total ending allowance balance	$555	$2,144	$461	$65	$3,225

The following table presents the activity in the allowance for loan losses by portfolio segment for the six months ended December 31, 2017:

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total
Allowance for loan losses:
Beginning balance	$518	$2,038	$473	$57	$3,086
Provision for loan losses	35	82	20	13	150
Loans charged-off	—	—	(33)	(8)	(41)
Recoveries	2	24	1	3	30
Total ending allowance balance	$555	$2,144	$461	$65	$3,225

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended December 31, 2016:

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total

Allowance for loan losses:
Beginning balance	$510	$2,643	$411	$120	$3,684
Provision for loan losses	(14)	157	51	(54)	140
Loans charged-off	—	(700)	(23)	(8)	(731)
Recoveries	1	—	26	3	30
Total ending allowance balance	$497	$2,100	$465	$61	$3,123

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

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2017. Included in the recorded investment in loans is $695 of accrued interest receivable.

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$30	$—	$—	$30
Collectively evaluated for impairment	555	2,114	461	65	3,195
Total ending allowance balance	$555	$2,144	$461	$65	$3,225

Recorded investment in loans:
Loans individually evaluated for impairment	$122	$1,303	$340	$—	$1,765
Loans collectively evaluated for impairment	49,553	174,707	63,293	4,971	292,524
Total ending loans balance	$49,675	$176,010	$63,633	$4,971	$294,289

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

The following table presents information related to unpaid principal balance, recorded investment and interest income associated with loans individually evaluated for impairment by class of loans as of December 31, 2017 and for the six months ended December 31, 2017:

	As of December 31, 2017			Six Months ended December 31, 2017
	Unpaid		Allowance for Loan	Average	Interest	Cash Basis
	Principal	Recorded	Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial	$122	$122	$—	$117	$3	$3
Commercial real estate:
Other	973	976	—	1,057	16	16
1-4 Family residential real estate:
Owner occupied	25	25	—	80	—	—
Non-owner occupied	315	315	—	322	—	—
With an allowance recorded:
Commercial real estate:
Other	327	327	30	337	5	5
Total	$1,762	$1,765	$30	$1,913	$24	$24

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents information related to average recorded investment and interest income associated with loans individually evaluated for impairment by class of loans for the three months ended December 31, 2017:

	Average	Interest	Cash Basis
	Recorded	Income	Interest
	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial	$120	$1	$1
Commercial real estate:
Other	1,061	6	6
1-4 Family residential real estate:
Owner occupied	318	—	—
Non-owner occupied	58	—	—
With an allowance recorded:
Commercial real estate:
Other	330	5	5
Total	$1,887	$12	$12

The following table presents information related to unpaid principal balance, recorded investment and interest income associated with loans individually evaluated for impairment by class of loans as of June 30, 2017 and for the six months ended December 31, 2016:

	As of June 30, 2017			Six Months ended December 31, 2016
	Unpaid		Allowance for Loan	Average	Interest	Cash Basis
	Principal	Recorded	Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial	$482	$444	$—	$330	$80	$80
Commercial real estate:
Construction	—	—	—	170	6	6
Other	1,928	1,039	—	1,081	105	105
1-4 Family residential real estate:
Owner occupied	104	103	—	127	—	—
Non-owner occupied	—	—	—	205	—	—
With an allowance recorded:
Commercial	—	—	—	7	—	—
Commercial real estate:
Other	548	548	42	2,030	15	15
1-4 Family residential real estate:
Owner occupied	99	100	2	139	3	3
Total	$3,161	$2,234	$44	$4,089	$209	$209

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

The following table presents the recorded investment in non-accrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2017 and June 30, 2017:

	December 31, 2017		June 30, 2017
		Loans Past Due		Loans Past Due
		Over 90 Days		Over 90 Days
		Still		Still
	Non-accrual	Accruing	Non-accrual	Accruing
Commercial	$—	$—	$368	$—
Commercial real estate:
Other	537	—	729	—
1 – 4 Family residential:
Owner occupied	13	—	90	—
Non-owner occupied	315	—	—	—
Total	$865	$—	$1,187	$—

Non-accrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the aging of the recorded investment in past due loans as of December 31, 2017 by class of loans:

	Days Past Due
	30 - 59	60 - 89	90 Days or	Total	Loans Not
	Days	Days	Greater	Past Due	Past Due	Total
Commercial	$—	$—	$—	$—	$49,675	$49,675
Commercial real estate:
Construction	—	—	—	—	5,943	5,943
Other	230	—	—	230	169,837	170,067
1-4 Family residential:
Owner occupied	12	—	—	12	45,477	45,489
Non-owner occupied	—	—	—	—	16,210	16,210
Construction	—	—	—	—	1,934	1,934
Consumer	4	2	—	6	4,965	4,971
Total	$246	$2	$—	$248	$294,041	$294,289

The above table of past due loans includes the recorded investment in non-accrual loans of $865 in the loans not past due category.

The following table presents the aging of the recorded investment in past due loans as of June 30, 2017 by class of loans:

	Days Past Due
	30 - 59	60 - 89	90 Days or	Total	Loans Not
	Days	Days	Greater	Past Due	Past Due	Total
Commercial	$—	$—	$35	$35	$46,402	$46,437
Commercial real estate:
Construction	—	—	—	—	5,596	5,596
Other	—	—	130	130	158,037	158,167
1-4 Family residential:
Owner occupied	13	—	74	87	41,605	41,692
Non-owner occupied	—	—	—	—	14,416	14,416
Construction	—	—	—	—	1,996	1,996
Consumer	22	—	—	22	5,122	5,144
Total	$35	$—	$239	$274	$273,174	$273,448

The above table of past due loans includes the recorded investment in non-accrual loans of $239 in the 90 days or greater category and $948 in the loans not past due category.

Troubled Debt Restructurings:

As of December 31, 2017, the recorded investment of loans classified as troubled debt restructurings was $1,582 with $30 of specific reserves allocated to these loans. As of December 31, 2017, the Corporation had committed to lend an additional $192 to customers with outstanding loans that were classified as troubled debt restructurings. As of June 30, 2017, the recorded investment of loans classified as troubled debt restructurings was $1,740 with $33 of specific reserves allocated to these loans. As of June 30, 2017, the Corporation had committed to lend an additional $175 to customers with outstanding loans that were classified as troubled debt restructurings.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

During the three and six months ended December 31, 2017 and 2016, there were no loan modifications completed that were classified as troubled debt restructurings. There were no charge offs from troubled debt restructurings that were completed during the three and six month periods ended December 31, 2017 and 2016.

There were no loans classified as troubled debt restructurings for which there was a payment default within 12 months following the modification during the three and six month periods ended December 31, 2017 and 2016. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

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

	As of December 31, 2017
		Special			Not
	Pass	Mention	Substandard	Doubtful	Rated
Commercial	$48,091	$883	$339	$—	$362
Commercial real estate:
Construction	5,941	—	2	—	—
Other	156,415	10,365	1,772	537	978
1-4 Family residential real estate:
Owner occupied	2,661	58	14	13	42,743
Non-owner occupied	14,669	203	433	315	590
Construction	765	—	—	—	1,169
Consumer	119	—	—	—	4,852
Total	$228,661	$11,509	$2,560	$865	$50,694

	As of June 30, 2017
		Special			Not
	Pass	Mention	Substandard	Doubtful	Rated
Commercial	$44,435	$907	$642	$—	$453
Commercial real estate:
Construction	4,514	1,035	—	4	43
Other	150,460	5,110	1,566	470	561
1-4 Family residential real estate:
Owner occupied	2,668	—	11	30	38,983
Non-owner occupied	13,633	210	261	187	125
Construction	1,223	—	—	—	773
Consumer	145	—	—	—	4,999
Total	$217,078	$7,262	$2,480	$691	$45,937

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

Assets and liabilities measured at fair value on a recurring basis are summarized below, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements at December 31, 2017 Using
	Balance at December 31, 2017	Level 1	Level 2	Level 3
Assets:
Obligations of U.S. government-sponsored entities and agencies	$13,636	$—	$13,636	$—
Obligations of states and political subdivisions	57,181	—	57,181	—
Mortgage-backed securities – residential	57,518	—	57,518	—
Mortgage-backed securities – commercial	1,436	—	1,436	—
Collateralized mortgage obligations - residential	5,346	—	5,346	—
Pooled trust preferred security	621	—	621	—

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

There were no transfers between Level 1 and Level 2 during the three or six month periods ended December 31, 2017 or 2016.

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

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

There were no financial assets measured at fair value on a non-recurring basis at December 31, 2017. Financial assets measured at fair value on a non-recurring basis at June 30, 2017 are summarized below:

		Fair Value Measurements at June 30, 2017 Using
	Balance at June 30, 2017	Level 1	Level 2	Level 3
Impaired loans:
Commercial Real Estate - Other	$130	$—	$—	$130
Other Real Estate Owned:
1-4 Family residential real estate	71	—	—	71

There were no impaired loans measured at fair value on a non-recurring basis at December 31, 2017 and there was no impact to the provision for loan losses for the three months ended December 31, 2017. The resulting impact to the provision for loan losses was a decrease of $17 being recorded for the six months ended December 31, 2017. Impaired loans, measured for impairment using the fair value of the collateral, had a recorded investment of $130, with no valuation allowance at June 30, 2017. The resulting impact to the provision for loan losses was a decrease of $87 and $47 being recorded for the three and six months ended December 31, 2016, respectively.

Other real estate owned, which is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $71, which was made up of the outstanding balance of $103, net of a valuation allowance of $32 at June 30, 2017. There were no other real estate owned being carried at fair value as of December 31, 2017.

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

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table shows the estimated fair values of financial instruments that are reported at amortized cost in the Corporation’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	December 31, 2017		June 30, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Level 1 inputs:
Cash and cash equivalents	$9,141	$9,141	$9,912	$9,912
Level 2 inputs:
Certificates of deposits in other financial institutions	3,921	3,924	3,921	3,927
Loans held for sale	814	833	1,252	1,286
Accrued interest receivable	1,310	1,310	1,212	1,212
Level 3 inputs:
Securities held-to-maturity	4,061	4,083	4,259	4,329
Loans, net	290,369	284,618	269,781	266,041
Financial Liabilities:
Level 2 inputs:
Demand and savings deposits	316,218	316,218	307,960	307,960
Time deposits	66,771	66,676	66,511	66,535
Short-term borrowings	22,507	22,507	23,986	23,986
Federal Home Loan Bank advances	17,188	16,796	12,320	12,054
Accrued interest payable	74	74	40	40

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

Time deposits: Fair value of fixed-maturity certificates of deposit was estimated using the rates offered at December 31, 2017 and June 30, 2017, for deposits of similar remaining maturities, resulting in a Level 2 classification. Estimated fair value does not include the benefit that results from low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market.

Federal Home Loan Bank advances: Fair value of Federal Home Loan Bank advances was estimated using current rates at December 31, 2017 and June 30, 2017 for similar financing resulting in a Level 2 classification.

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

Note 5 – Earnings Per Share

Basic earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period and is equal to net income divided by the weighted average number of shares outstanding during the period.  Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares that may be issued upon the vesting of restricted stock awards.  There were 2,062 shares of restricted stock that were anti-dilutive for the three and six months ended December 31, 2017. There were no equity instruments that were anti-dilutive for the three and six months ended December 31, 2016. The following table details the calculation of basic and diluted earnings per share:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2017	2016	2017	2016
Basic:
Net income available to common shareholders	$657	$722	$1,586	$1,623
Weighted average common shares outstanding	2,727,666	2,724,061	2,725,859	2,723,988
Basic income per share	$0.24	$0.27	$0.58	$0.60

Diluted:
Net income available to common shareholders	$657	$722	$1,586	$1,623
Weighted average common shares outstanding	2,727,666	2,724,061	2,725,859	2,723,988
Dilutive effect of restricted stock	—	19	—	13
Total common shares and dilutive potential common shares	2,727,666	2,724,080	2,725,859	2,724,001
Dilutive income per share	$0.24	$0.27	$0.58	$0.60

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 6 –Accumulated Other Comprehensive Income

The components of other comprehensive income related to unrealized gains and losses on available-for-sale securities for the three and six month period ended December 31, 2017 and 2016, were as follows:

	Pretax	Tax Effect	After-tax	Affected Line Item in Consolidated Statements of Income
Balance as of September 30, 2017	$741	$(252)	$489
Unrealized holding loss on available-for-sale securities arising during the period	(631)	215	(416)
Balance as of December 31, 2017	$110	$(37)	$73

Balance as of September 30, 2016	$3,095	$(1,053)	$2,042
Unrealized holding loss on available-for-sale securities arising during the period	(3,319)	1,128	(2,191)
Amounts reclassified from accumulated other comprehensive income	(22)	8	(14)	(a)(b)
Net current period other comprehensive loss	(3,341)	1,136	(2,205)
Balance as of December 31, 2016	$(246)	$83	$(163)

(a) Securities gains, net

(b) Income tax expense

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

	Pretax	Tax Effect	After-tax	Affected Line Item in Consolidated Statements of Income
Balance as of June 30, 2017	$675	$(230)	$445
Unrealized holding loss on available-for-sale securities arising during the period	(527)	180	(347)
Amounts reclassified from accumulated other comprehensive income	(38)	13	(25)	(a)(b)
Net current period other comprehensive loss	(565)	193	(372)
Balance as of December 31, 2017	$110	$(37)	$73

Balance as of June 30, 2016	$3,621	$(1,232)	$2,389
Unrealized holding loss on available-for-sale securities arising during the period	(3,742)	1,272	(2,470)
Amounts reclassified from accumulated other comprehensive income	(125)	43	(82)	(a)(b)
Net current period other comprehensive loss	(3,867)	1,315	(2,552)
Balance as of December 31, 2016	$(246)	$83	$(163)

(a) Securities gains, net

(b) Income tax expense

Note 7 –Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (Tax Act). The Tax Act significantly revises the future ongoing U.S. corporate income tax by, among other things, decreasing U.S. corporate income tax rates to 21.0% from 35.0%. As the Corporation has a June 30 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in a blended U.S. statutory federal rate of approximately 27.55% for the Corporation's fiscal year ending June 30, 2018, and 21.0% for subsequent fiscal years. In addition, the reduction of the corporate tax rate required the Corporation to revalue its deferred tax assets and liabilities based on the lower federal tax rate of 21.0%.

As a result of the new legislation, during the quarter ended December 31, 2017, the Corporation recorded a one-time income tax expense of $348 in conjunction with writing down its net deferred tax assets. The impact of using the 27.55% blended federal tax rate for the quarter ended December 31, 2017 versus a 34.0% rate reduced the income tax expense by approximately $95. Therefore, the effective tax rate was 42.7% and 31.7% for the three and six months ended December 31, 2017, respectively, compared to 16.7% and 19.7% for the three and six months ended December 31, 2016, respectively.

The changes included in the Tax Act are broad and complex. The final transition impacts of the Tax Act may differ from the above estimates, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, and any changes in accounting standards for income taxes or related interpretations in response to the Tax Act.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share data)

General

The following is management’s analysis of the Corporation’s results of operations for the three and six months ended December 31, 2017, compared to the same period in 2016, and the consolidated balance sheet at December 31, 2017, compared to June 30, 2017. This discussion is designed to provide a more comprehensive review of the operating results and financial condition than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

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

Results of Operations

Three and Six Months Ended December 31, 2017 and December 31, 2016

In the second quarter of fiscal year 2018, pre-tax income increased by $279, or 32.2% from the same period last year. Net income for the second quarter of fiscal year 2018 was $657, or $0.24 per common share, compared to $722, or $0.27 per common share for the three months ended December 31, 2016. The following are key highlights of our results of operations for the three months ended December 31, 2017:

●	the estimated impact of the enactment of the Tax Act resulted in a net increase of $253 in income tax expense;
●	net interest income increased by $391 to $3,927, or by 11.1%, in the second quarter of fiscal year 2018 from the same prior year period;
●	the provision for loan losses in the second quarter of fiscal year 2018 totaled $60 compared to $140 in the same prior year period;
●	non-interest income increased by $42, or 5.3%, in the second quarter of fiscal year 2018 from the same prior year period; and
●	non-interest expenses increased by $234, or 7.0%, in the second quarter of fiscal year 2018 from the same prior year period.

In the first six months of fiscal year 2018, pre-tax income increased by $301, or 14.9% from the same period last year. Net income for the six months ended December 31, 2017 was $1,586, or $0.58 per common share, compared to $1,623, or $0.60 per common share for the six months ended December 31, 2016. The following are key highlights of our results of operations for the six months ended December 31, 2017:

●	net interest income increased by $450, or 6.2%, in fiscal year 2018 from the same prior year period;
●	the provision for loan losses totaled $150 in fiscal year 2018 compared to $276 in the same prior year period;
●	non-interest income increased by $66, or 4.0% in fiscal year 2018 from the same prior year period;
●	non-interest expenses increased by $341, or 5.2% in fiscal year 2018 from the same prior year period; and
●	the estimated impact of the enactment of the Tax Act resulted in a net increase of $253 in income tax expense in fiscal year 2018.

Return on average equity and return on average assets were 7.09% and 0.67%, respectively, for the first six months of fiscal year 2018 compared to 7.34% and 0.74%, respectively, for the same prior year period.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Net Interest Income

Net interest income, the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the largest component of the Corporation’s earnings. Net interest income is affected by changes in the volumes, rates and composition of interest-earning assets and interest-bearing liabilities. Net interest margin is calculated by dividing net interest income on a fully tax equivalent basis (FTE) by total average interest-earning assets. FTE income includes tax-exempt income, restated to a pre-tax equivalent, based on the statutory federal income tax rate. The federal income tax rate in effect for the 2018 fiscal year was 27.55% and for the 2017 fiscal year was 34.0%. With the enactment of the Tax Act, the statutory tax rate was changed in the second quarter of fiscal year 2018 to 27.55% by using a blended rate of the new 21.0% federal rate that went into effect on January 1, 2018 and the previous federal rate of 34.0%. All average balances are daily average balances. Non-accruing loans are included in average loan balances.

The Corporation’s net interest margin was 3.61% for the three months ended December 31, 2017, compared with 3.62% for the same period in 2016. FTE net interest income for the three months ended December 31, 2017 increased by $290, or 7.8%, to $4,011 from $3,721 for the same year ago period.

Tax-equivalent interest income for the three months ended December 31, 2017 increased by $404, or 10.2%, from the same year ago period. Interest income was positively impacted by a $31,513, or 7.7%, increase in average interest-earning assets from the same prior year period. The Corporation’s yield on average interest-earning assets increased to 3.94% for the three months ended December 31, 2017 from 3.86% for the same period last year. The yield on average interest-earning assets increased despite a decline in the tax-equivalent yield on nontaxable securities which occurred as a result of the decline in the statutory federal tax rate. The increase in the yield on average interest-earning assets was primarily a result of a positive change in the earning asset mix with higher yielding loans increasing faster than lower yielding securities as well as an increase in interest rates.

Interest expense for the three months ended December 31, 2017 increased by $114 from the same year ago period. The Corporation’s cost of funds was 0.46% for the three months ended December 31, 2017 compared with 0.34% for the same year ago period. The increase in short term market interest rates has impacted the rates paid on money market accounts, short-term borrowings and time deposits.

The Corporation’s net interest margin was 3.62% for the six months ended December 31, 2017 compared with 3.74% for the same period in 2016. FTE net interest income for the six months ended December 31, 2017 increased by $356, or 4.7%, to $7,985 from $7,629 for the same year ago period.

Tax-equivalent interest income for the six months ended December 31, 2017 increased by $587, or 7.2%, from the same year ago period. The Corporation’s yield on average interest-earning assets declined to 3.95% for the six months ended December 31, 2017 from 3.98% for the same period last year. For the six months ended December 31, 2017, the tax-equivalent yield on nontaxable securities was negatively impacted by 0.36% due to the enactment of the Tax Act and the resulting decline in the statutory federal tax rate. Interest expense for the six months ended December 31, 2017 increased by $231 from the same year ago period. The Corporation’s cost of funds was 0.46% for the six months ended December 31, 2017 compared with 0.34% for the same year ago period.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Average Balance Sheets and Analysis of Net Interest Income for the Three Months Ended December 31, (In thousands, except percentages)

	2017			2016
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Taxable securities	$81,941	$459	2.22%	$75,524	$377	2.01%
Nontaxable securities (1)	60,556	448	2.97	60,326	535	3.58
Loans receivable (1)	292,149	3,440	4.67	263,909	3,029	4.55
Interest bearing deposits and federal funds sold	6,533	28	1.70	9,907	30	1.20
Total interest-earning assets	441,179	4,375	3.94%	409,666	3,971	3.86%

Noninterest-earning assets	31,646			29,148

Total Assets	$472,825			$438,814

Interest-bearing liabilities:
NOW	$53,913	$20	0.15%	$48,960	$19	0.15%
Savings	152,502	78	0.20	138,402	36	0.10
Time deposits	66,770	155	0.92	66,425	128	0.76
Short-term borrowings	26,249	57	0.86	20,481	11	0.21
FHLB advances	12,829	54	1.67	14,042	56	1.58
Total interest-bearing liabilities	312,263	364	0.46%	288,310	250	0.34%

Noninterest-bearing liabilities:
Noninterest-bearing checking accounts	112,039			103,143
Other liabilities	3,956			3,695
Total liabilities	428,258			395,148
Shareholders’ equity	44,567			43,666

Total liabilities and shareholders’ equity	$472,825			$438,814

Net interest income, interest rate spread (1)		$4,011	3.48%		$3,721	3.52%

Net interest margin (net interest as a percent of average interest-earning assets) (1)			3.61%			3.62%

Federal tax exemption on non-taxable securities and loans included in interest income		$84			$185

Average interest-earning assets to interest-bearing liabilities	141.28%			142.09%

(1) calculated on a fully taxable equivalent basis utilizing a statutory federal income tax rate of 27.55% in the 2018 fiscal year and 34.0% in the 2017 fiscal year

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Average Balance Sheets and Analysis of Net Interest Income for the Six Months Ended December 31, (In thousands, except percentages)

	2017			2016
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Taxable securities	$83,578	$970	2.30%	$75,745	$779	2.07%
Nontaxable securities (1)	60,635	997	3.30	59,710	1,061	3.61
Loans receivable (1)	286,273	6,674	4.62	262,296	6,219	4.70
Interest bearing deposits and federal funds sold	7,546	65	1.71	9,225	60	1.29
Total interest-earning assets	438,032	8,706	3.95%	406,976	8,119	3.98%

Noninterest-earning assets	31,699			28,008

Total Assets	$469,731			$434,984

Interest-bearing liabilities:
NOW	$53,556	$40	0.15%	$48,770	$36	0.15%
Savings	152,080	158	0.21	135,957	67	0.10
Time deposits	66,595	303	0.90	66,216	250	0.75
Short-term borrowings	26,197	112	0.85	19,965	23	0.23
FHLB advances	12,915	108	1.66	14,583	114	1.55
Total interest-bearing liabilities	311,343	721	0.46%	285,491	490	0.34%

Noninterest-bearing liabilities:
Noninterest-bearing checking accounts	110,111			102,144
Other liabilities	3,920			3,507
Total liabilities	425,374			391,142
Shareholders’ equity	44,357			43,842

Total liabilities and shareholders’ equity	$469,731			$434,984

Net interest income, interest rate spread (1)		$7,985	3.49%		$7,629	3.64%

Net interest margin (net interest as a percent of average interest-earning assets) (1)			3.62%			3.74%

Federal tax exemption on non-taxable securities and loans included in interest income		$272			$366

Average interest-earning assets to interest-bearing liabilities	140.69%			142.55%

(1) calculated on a fully taxable equivalent basis utilizing a statutory federal income tax rate of 27.55% in the 2018 fiscal year and 34.0% in the 2017 fiscal year

Provision for Loan Losses

The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable incurred credit losses in the Bank’s loan portfolio that have been incurred at each balance sheet date. For the three months ended December 31, 2017, the provision for loan losses was $60 compared to $140 for the same prior year period. For the six-month period ended December 31, 2017, the provision for loan losses was $150 compared to $276 for the same prior year period.

Non-performing loans were $865 as of December 31, 2017 compared with $1,187 as of June 30, 2017 and $1,589 as of December 31, 2016. For the six months ended December 31, 2017 net charge-offs totaled $11 compared with net charge-offs of $719 for the same prior year period. The allowance for loan losses as a percentage of loans was 1.10% at December 31, 2017 and 1.13% at June 30, 2017. The provision for loan losses for the period ended December 31, 2017 was considered sufficient by management for maintaining an appropriate allowance for probable incurred credit losses.

Non-Interest Income

Non-interest income increased by $42, or 5.3%, for the second quarter of fiscal year 2018 from the same period last year and by $66, or 4.0%, for the first six months of fiscal year 2018 from the same period last year. Non-interest income was positively impacted by increases in debit card interchange income, gains from the sale of mortgage loans and earnings on bank owned life insurance. These increases were partially offset by a decline in gains from the sale of securities.

Non-Interest Expenses

Total non-interest expenses increased to $3,560, or by 7.0%, during the second quarter of fiscal year 2018, compared with $3,326 during the same year ago period. Total non-interest expenses increased to $6,953, or by 5.2%, during the first six months of fiscal year 2018, compared with $6,612 during the same year ago period. Total non-interest expenses were impacted by increases in salary, incentive and debit card processing expenses.

Income Taxes

Income tax expense was $489 and $735 for the three and six months ended December 31, 2017, respectively, compared to $145 and $397 for the three and six months ended December 31, 2016, respectively. The effective tax rate was 42.7% and 31.7% for the three and six months ended December 31, 2017, respectively, compared to 16.7% and 19.7% for the three and six months ended December 31, 2016, respectively. Income tax expense and the effective tax rate was higher in the 2018 fiscal year compared to the same prior year periods primarily due to the enactment of the Tax Act and increased income before income taxes. As a result of the enactment of the Tax Act, a one-time income tax expense of $253 was recorded in conjunction with revaluing the Company's net deferred tax assets and utilization of a blended tax rate. The enactment of the Tax Act required the Corporation to revalue its deferred tax assets and liabilities based upon the lower enacted federal corporate income tax rate at which the Corporation expects to recognize the benefit. During the three months ended December 31, 2017 a one-time income tax expense of $348 was recorded in conjunction with writing down its net deferred tax assets. In addition, the Company will utilize a blended tax rate for its fiscal year ending June 30, 2018 given the Tax Act lowered the federal corporate tax rate beginning January 1, 2018. As a result of utilizing a blended tax rate for its fiscal year ending June 30, 2018, the Company recognized a $95 benefit to income tax expense for both the three and six months ended December 31, 2017.

Financial Condition

Total assets at December 31, 2017 were $470,282 compared to $457,883 at June 30, 2017, an increase of $12,399, or an annualized 5.4%.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Total loans increased by $20,727, or an annualized 15.2%, from $272,867 at June 30, 2017 to $293,594 at December 31, 2017. The growth in the loan portfolio was primarily related to growth within the commercial real estate and 1-4 family residential real estate segments to borrowers within the Bank’s primary market area. The loan growth was primarily funded by an increase of $8,518, or an annualized 4.5%, in total deposits and a decline of $6,348 in available-for-sale securities.

Non-Performing Assets

The following table presents the aggregate amounts of non-performing assets and respective ratios as of the dates indicated.

	December 31, 2017	June 30, 2017	December 31, 2016
Non-accrual loans	$865	$1,187	$1,589
Loans past due over 90 days and still accruing	—	—	—
Total non-performing loans	865	1,187	1,589
Other real estate owned	57	71	—
Total non-performing assets	$922	$1,258	$1,589

Non-performing loans to total loans	0.29%	0.44%	0.60%
Allowance for loan losses to total non-performing loans	372.83%	259.98%	196.54%

As of December 31, 2017, impaired loans totaled $1,765, of which $865 are included in non-accrual loans. Commercial and commercial real estate loans are classified as impaired if management determines that full collection of principal and interest, in accordance with the terms of the loan documents, is not probable. Impaired loans and non-performing loans have been considered in management’s analysis of the appropriateness of the allowance for loan losses. Management and the Board of Directors are closely monitoring these loans and believe that the prospects for recovery of principal and interest, less identified specific reserves, are favorable.

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

(Dollars in thousands, except per share data)

For the six months ended December 31, 2017, net cash inflow from operating activities was $3,484, net cash outflows from investing activities was $15,494 and net cash inflows from financing activities was $11,239. A major source of cash was $10,434 from sales, maturities, calls or principal pay downs on available-for-sale securities, $8,518 increase in deposits and $5,400 proceeds from FHLB advances. The major use of cash was a $20,967 increase in loans. Total cash and cash equivalents was $9,141 as of December 31, 2017, compared to $9,912 at June 30, 2017 and $10,850 at December 31, 2016.

The Bank offers several types of deposit products to its customers. We believe the rates offered by the Bank and the fees charged for them are competitive with others currently available in the market area. Deposits totaled $382,989 at December 31, 2017 compared with $374,471 at June 30, 2017.

To provide an additional source of liquidity, the Corporation has entered into an agreement with the FHLB of Cincinnati. At December 31, 2017, advances from the FHLB of Cincinnati totaled $17,188 compared with $12,320 at June 30, 2017. As of December 31, 2017, the Bank had the ability to borrow an additional $17,032 from the FHLB of Cincinnati based on a blanket pledge of qualifying first mortgage and multi-family loans. The Corporation considers the FHLB of Cincinnati to be a reliable source of liquidity funding, secondary to its deposit base.

Short-term borrowings consisted of repurchase agreements, which are financing arrangements that mature daily, and federal funds purchased from correspondent banks. The Bank pledges securities as collateral for the repurchase agreements. Short-term borrowings totaled $22,507 at December 31, 2017 and $23,986 at June 30, 2017.

Jumbo time deposits (those with balances of $250 and over) totaled $13,754 at December 31, 2017 and $14,252 at June 30, 2017. These deposits are monitored closely by the Corporation and are mainly priced on an individual basis. When these deposits are from a municipality, certain bank-owned securities are pledged to guarantee the safety of these public fund deposits as required by Ohio law. The Corporation has the option to use a fee-paid broker to obtain deposits from outside its normal service area as an additional source of funding. The Corporation, however, does not rely upon these deposits as a primary source of funding. Although management monitors interest rates on an ongoing basis, a quarterly rate sensitivity report is used to determine the effect of interest rate changes on the financial statements. In the opinion of management, enough assets or liabilities could be repriced over the near term (up to three years) to compensate for such changes. The spread on interest rates, or the difference between the average earning assets and the average interest-bearing liabilities, is monitored quarterly.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Off-Balance Sheet Arrangements

In the normal course of business, to meet the financial needs of our customers, we are a party to financial instruments with off-balance sheet risk. These financial instruments generally include commitments to originate mortgage, commercial and consumer loans, and involve to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the Consolidated Balance Sheets. The maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments. Since commitments to extend credit have a fixed expiration date or other termination clause, some commitments will expire without being drawn upon and the total commitment amounts do not necessarily represent future cash requirements. The same credit policies are used in making commitments as are used for on-balance sheet instruments and collateral is required in instances where deemed necessary. Undisbursed balances of loans closed include funds not disbursed but committed for construction projects. Unused lines of credit include funds not disbursed, but committed for home equity, commercial and consumer lines of credit. Financial standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Total unused commitments were $62,158 at December 31, 2017 and $53,742 at June 30, 2017.

Capital Resources

Total shareholders’ equity increased to $44,171 as of December 31, 2017 from $43,535 as of June 30, 2017. The increase was the result of net income of $1,586 for the 2018 fiscal year which was partially offset by $668 in cash dividends paid and a $372 other comprehensive loss from a decline in unrealized gains on available-for-sale securities.

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

As of December 31, 2017, the Bank’s common equity tier 1 capital and tier 1 capital ratios were 12.64% and the leverage and total capital ratios were 9.00% and 13.60%, respectively. This compares with common equity tier 1 capital and tier 1 capital ratios of 13.21% and leverage and total risk-based capital ratios of 9.06% and 14.20%, respectively, as of June 30, 2017. The Bank exceeded minimum regulatory capital requirements to be considered well-capitalized for both periods. Management is not aware of any matters occurring subsequent to December 31, 2017 that would cause the Bank’s capital category to change.

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

(Dollars in thousands, except per share data)

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by the report, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15e. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2017.

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

Exhibit 101

The following materials from Consumers Bancorp, Inc.’s Form 10-Q Report for the quarterly period ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language) include: (1) Unaudited Consolidated Balance Sheets, (2) Unaudited Consolidated Statements of Income, (3) Unaudited Consolidated Statements of Comprehensive Income, (4) Unaudited Consolidated Statement of Changes in Shareholders’ Equity, (5) Unaudited Condensed Consolidated Statements of Cash Flows, and (6) the Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSUMERS BANCORP, INC. (Registrant)

Date: February 14, 2018	/s/ Ralph J. Lober Ralph J. Lober, II President & Chief Executive Officer (principal executive officer)

Date: February 14, 2018	/s/ Renee K. Wood Renee K. Wood Chief Financial Officer & Treasurer (principal financial officer)