Form 10-Q
period 2018-03-31
CONSUMERS BANCORP INC /OH/
filed 2018-05-15
CIK 1006830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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

There were 2,729,644 shares of Registrant’s common stock, no par value, outstanding as of May 10, 2018.

CONSUMERS BANCORP, INC. FORM 10-Q QUARTER ENDED March 31, 2018

Table of Contents

Page Number (s)

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

CONSUMERS BANCORP, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in thousands, except per share data)	March 31, 2018	June 30, 2017
ASSETS
Cash on hand and noninterest-bearing deposits in financial institutions	$8,727	$9,439
Federal funds sold and interest-bearing deposits in financial institutions	9,106	473
Total cash and cash equivalents	17,833	9,912
Certificates of deposit in other financial institutions	2,973	3,921
Securities, available-for-sale	136,133	142,086
Securities, held-to-maturity (fair value of $4,103 at March 31, 2018 and $4,329 at June 30, 2017)	4,061	4,259
Federal bank and other restricted stocks, at cost	1,459	1,425
Loans held for sale	558	1,252
Total loans	303,441	272,867
Less allowance for loan losses	(3,323)	(3,086)
Net loans	300,118	269,781
Cash surrender value of life insurance	9,267	9,065
Premises and equipment, net	13,039	13,398
Other real estate owned	—	71
Accrued interest receivable and other assets	3,069	2,713
Total assets	$488,510	$457,883

LIABILITIES
Deposits
Non-interest bearing demand	$107,535	$102,683
Interest bearing demand	59,092	54,123
Savings	158,895	151,154
Time	78,534	66,511
Total deposits	404,056	374,471

Short-term borrowings	25,829	23,986
Federal Home Loan Bank advances	11,772	12,320
Accrued interest and other liabilities	3,546	3,571
Total liabilities	445,203	414,348
Commitments and contingent liabilities

SHAREHOLDERS’ EQUITY
Preferred stock (no par value, 350,000 shares authorized, none outstanding)	—	—
Common stock (no par value, 3,500,000 shares authorized; 2,854,133 shares issued as of March 31, 2018 and June 30, 2017)	14,630	14,630
Retained earnings	31,601	30,122
Treasury stock, at cost (124,489 and 130,606 common shares as of March 31, 2018 and June 30, 2017, respectively)	(1,576)	(1,662)
Accumulated other comprehensive income (loss)	(1,348)	445
Total shareholders’ equity	43,307	43,535
Total liabilities and shareholders’ equity	$488,510	$457,883

See accompanying notes to consolidated financial statements

CONSUMERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months ended March 31,		Nine Months ended March 31,
(Dollars in thousands, except per share amounts)	2018	2017	2018	2017

Interest income
Loans, including fees	$3,526	$2,989	$10,191	$9,195
Securities, taxable	475	429	1,445	1,208
Securities, tax-exempt	365	365	1,099	1,073
Federal funds sold and other interest bearing deposits	28	29	93	89
Total interest income	4,394	3,812	12,828	11,565
Interest expense
Deposits	300	202	801	555
Short-term borrowings	64	20	176	43
Federal Home Loan Bank advances	63	60	171	174
Total interest expense	427	282	1,148	772
Net interest income	3,967	3,530	11,680	10,793
Provision for loan losses	100	255	250	531
Net interest income after provision for loan losses	3,867	3,275	11,430	10,262

Non-interest income
Service charges on deposit accounts	286	296	895	940
Debit card interchange income	327	299	975	835
Bank owned life insurance income	66	66	202	178
Securities gains (losses), net	(5)	17	33	142
Loss on disposition of other real estate owned	(2)	—	(2)	(3)
Other	130	90	410	321
Total non-interest income	802	768	2,513	2,413

Non-interest expenses
Salaries and employee benefits	1,950	1,801	5,726	5,329
Occupancy and equipment	481	474	1,401	1,404
Data processing expenses	153	146	448	436
Debit card processing expenses	186	172	554	454
Professional and director fees	131	156	370	434
FDIC assessments	42	29	134	130
Franchise taxes	84	85	252	253
Marketing and advertising	86	71	225	215
Telephone and network communications	76	76	233	233
Other	392	405	1,191	1,139
Total non-interest expenses	3,581	3,415	10,534	10,027
Income before income taxes	1,088	628	3,409	2,648
Income tax expense	175	62	910	459
Net income	$913	$566	$2,499	$2,189

Basic and diluted earnings per share	$0.33	$0.21	$0.92	$0.80

See accompanying notes to consolidated financial statements

CONSUMERS BANCORP, INC.

Consolidated statements of comprehensive income (Loss)

(Unaudited)

(Dollars in thousands)
	Three Months ended March 31,		Nine Months ended March 31,
	2018	2017	2018	2017

Net income	$913	$566	$2,499	$2,189

Other comprehensive income (loss), net of tax:
Net change in unrealized gains (losses) on securities available-for-sale:
Unrealized gains (losses) arising during the period	(1,821)	336	(2,348)	(3,406)
Reclassification adjustment for (gains) losses included in income	5	(17)	(33)	(142)
Net unrealized gains (losses)	(1,816)	319	(2,381)	(3,548)
Income tax effect	381	(109)	574	1,206
Other comprehensive income (loss)	(1,435)	210	(1,807)	(2,342)

Total comprehensive income (loss)	$(522)	$776	$692	$(153)

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share data)
	Three Months ended March 31,		Nine Months ended March 31,
	2018	2017	2018	2017

Balance at beginning of period	$44,171	$42,210	$43,535	$43,793

Net income	913	566	2,499	2,189
Other comprehensive income (loss)	(1,435)	210	(1,807)	(2,342)
6,321 shares issued associated with stock awards during the nine months ended March 31, 2018	—	—	90	—
204 and 231 Dividend reinvestment plan shares associated with forfeited and expired restricted stock awards retired to treasury stock during the nine months ended March 31, 2018 and 2017, respectively	—	—	—	—
Common cash dividends	(342)	(327)	(1,010)	(981)

Balance at the end of the period	$43,307	$42,659	$43,307	$42,659

Common cash dividends per share	$0.125	$0.12	$0.37	$0.36

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)	Nine Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net cash from operating activities	$4,970	$4,095

Cash flow from investing activities
Securities available-for-sale
Purchases	(12,356)	(20,757)
Maturities, calls and principal pay downs	12,588	15,071
Proceeds from sales	2,644	3,946
Securities held-to-maturity
Purchases	—	(1,000)
Principal pay downs	198	198
Net decrease in certificates of deposits in other financial institutions	948	1,740
Purchase of Federal Reserve Bank stock, at cost	(34)	—
Net increase in loans	(30,759)	(17,019)
Purchase of Bank owned life insurance	—	(2,000)
Acquisition of premises and equipment	(223)	(278)
Disposal of premises and equipment	6	—
Sale of other real estate owned	69	7
Net cash from investing activities	(26,919)	(20,092)

Cash flow from financing activities
Net increase in deposit accounts	29,585	20,201
Net change in short-term borrowings	1,843	2,772
Proceeds from Federal Home Loan Bank advances	2,700	19,325
Repayments of Federal Home Loan Bank advances	(3,248)	(23,271)
Dividends paid	(1,010)	(981)
Net cash from financing activities	29,870	18,046

Increase in cash or cash equivalents	7,921	2,049

Cash and cash equivalents, beginning of period	9,912	10,181
Cash and cash equivalents, end of period	$17,833	$12,230

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$1,123	$769
Federal income taxes	505	300
Non-cash items:
Transfer from loans to other real estate owned	—	10
Transfer from loans held for sale to portfolio	172	342
Issuance of treasury stock for stock awards	90	—
Expired and forfeited dividend reinvestment plan shares associated with restricted stock awards that were retired to treasury stock	4	4

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

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

In June 2016, FASB Issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU adds a new Topic 326 to the codification and removes the thresholds that companies apply to measure credit losses on financial instruments measured at amortized cost, such as loans, receivables, and held-to-maturity debt securities. Under current U.S. GAAP, companies generally recognize credit losses when it is probable that the loss has been incurred. The revised guidance will remove all current loss recognition thresholds and will require companies to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the corporation expects to collect over the instrument’s contractual life. ASU 2016-13 also amends the credit loss measurement guidance for available-for-sale debt securities and beneficial interests in securitized financial assets. The guidance in ASU 2016-13 is effective for “public business entities,” as defined, that are SEC filers for fiscal years and for interim periods with those fiscal years beginning after December 15, 2019. Early adoption of the guidance is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Management is currently evaluating the impact of the adoption of this guidance on the Corporation’s consolidated financial statements and are in the midst of gathering critical data to evaluate the impact. However, it is too early to estimate the impact.

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

In February 2018, the FASB issued ASU 2018-02 – Income Statement – Reporting Comprehensive Income (Topic 220). The ASU was issued in response to the U.S. federal government enacting the Tax Cuts and Jobs Act of 2017. The ASU will require reclassifying certain income tax effects from accumulated other comprehensive income to retained earnings. The amount of that reclassification is the difference between the amount initially charged or credited directly to other comprehensive income at the previously enacted U.S. federal corporate income tax rate that remains in accumulated other comprehensive income and the amount that would have been charged or credited directly to other comprehensive income using the newly enacted 21.0 U.S. federal corporate income tax rate, excluding the effect of any valuation allowance previously charged to income from continuing operations. The new guidance is effective for annual reporting periods and interim reporting periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted. The Corporation adopted this ASU as of March 2018 which resulted in a $14 reclassification between retained earnings and accumulated other comprehensive income.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 2 – Securities

Available –for-Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2018
Obligations of U.S. government-sponsored entities and agencies	$13,543	$2	$(282)	$13,263
Obligations of state and political subdivisions	55,229	372	(715)	54,886
Mortgage-backed securities – residential	62,198	19	(1,392)	60,825
Mortgage-backed securities– commercial	1,439	—	(17)	1,422
Collateralized mortgage obligations– residential	5,252	—	(194)	5,058
Pooled trust preferred security	178	501	—	679
Total available-for-sale securities	$137,839	$894	$(2,600)	$136,133

Held-to-Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
March 31, 2018
Obligations of state and political subdivisions	$4,061	$42	$—	$4,103
Total held-to-maturity securities	$4,061	$42	$—	$4,103

Available–for-Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2017
Obligations of U.S. government-sponsored entities and agencies	$12,571	$90	$(74)	$12,587
Obligations of state and political subdivisions	56,824	890	(254)	57,460
Mortgage-backed securities – residential	64,092	184	(438)	63,838
Mortgage-backed securities – commercial	1,459	—	(1)	1,458
Collateralized mortgage obligations - residential	6,310	1	(100)	6,211
Pooled trust preferred security	155	377	—	532
Total available-for-sale securities	$141,411	$1,542	$(867)	$142,086

Held-to-Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
June 30, 2017
Obligations of state and political subdivisions	$4,259	$73	$(3)	$4,329
Total held-to-maturity securities	$4,259	$73	$(3)	$4,329

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Proceeds from the sale of available-for-sale securities were as follows:

	Three Months Ended March 31		Nine Months Ended March 31,
	2018	2017	2018	2017
Proceeds from sales	$1,058	$563	$2,644	$3,946
Gross realized gains	1	17	40	144
Gross realized losses	6	—	7	2

The income tax benefit related to the net realized losses amounted to $1 for the three months ended March 31, 2018 and the income tax provision related to the net realized gains amounted to $9 for the nine months ended March 31, 2018. The income tax provision related to the net realized gains amounted to $5 and $48 for the three and nine months ended March 31, 2017, respectively.

The amortized cost and fair values of debt securities at March 31, 2018, by expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, collateralized mortgage obligations and the pooled trust preferred security are shown separately.

Available-for-Sale	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,879	$1,894
Due after one year through five years	19,664	19,595
Due after five years through ten years	25,464	25,260
Due after ten years	21,765	21,400
Total	68,772	68,149

U.S. Government-sponsored mortgage-backed and related securities	68,889	67,305
Pooled trust preferred security	178	679
Total available-for-sale securities	$137,839	$136,133

Held-to-Maturity

Due after five years through ten years	564	566
Due after ten years	3,497	3,537
Total held-to-maturity securities	$4,061	$4,103

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

The following table summarizes the securities with unrealized losses at March 31, 2018 and June 30, 2017, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

(Dollars in thousands, except per share amounts)

	Less than 12 Months		12 Months or more		Total
Available-for-sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2018
Obligations of US government-sponsored entities and agencies	$12,030	$(282)	$—	$—	$12,030	$(282)
Obligations of states and political subdivisions	25,456	(366)	7,995	(349)	33,451	(715)
Mortgage-backed securities - residential	29,403	(625)	23,416	(767)	52,819	(1,392)
Mortgage-backed securities - commercial	1,422	(17)	—	—	1,422	(17)
Collateralized mortgage obligations – residential	—	—	5,058	(194)	5,058	(194)
Total temporarily impaired	$68,311	$(1,290)	$36,469	$(1,310)	$104,780	$(2,600)

	Less than 12 Months		12 Months or more		Total
Available-for-sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2017
Obligations of US government-sponsored entities and agencies	$4,336	$(74)	$—	$—	$4,336	$(74)
Obligations of states and political subdivisions	13,881	(241)	834	(13)	14,715	(254)
Mortgage-backed securities - residential	42,071	(391)	2,805	(47)	44,876	(438)
Mortgage-backed securities - commercial	1,458	(1)	—	—	1,458	(1)
Collateral mortgage obligation - residential	5,417	(88)	654	(12)	6,071	(100)
Total temporarily impaired	$67,163	$(795)	$4,293	$(72)	$71,456	$(867)

	Less than 12 Months		12 Months or more		Total
Held-to-maturity	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2017
Obligations of states and political subdivisions	$933	$(3)	$—	$—	$933	$(3)
Total temporarily impaired	$933	$(3)	$—	$—	$933	$(3)

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

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The unrealized losses within the securities portfolio as of March 31, 2018 have not been recognized into income because the decline in fair value is not attributed to credit quality, management does not intend to sell and it is not likely that management will be required to sell the securities prior to their anticipated recovery. The decline in fair value within the securities portfolio is largely due to changes in interest rates and the fair value is expected to recover as the securities approach maturity. The mortgage-backed securities and collateralized mortgage obligations were primarily issued by Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support. The Corporation does not own any private label mortgage-backed securities.

Note 3 – Loans

Major classifications of loans were as follows:

	March 31, 2018	June 30, 2017
Commercial	$48,830	$46,336
Commercial real estate:
Construction	6,701	5,588
Other	177,984	157,861
1 – 4 Family residential real estate:
Owner occupied	47,262	41,581
Non-owner occupied	16,054	14,377
Construction	1,817	1,993
Consumer	4,793	5,131
Subtotal	303,441	272,867
Allowance for loan losses	(3,323)	(3,086)
Net Loans	$300,118	$269,781

Loans presented above are net of deferred loan fees and costs of $286 and $294 for March 31, 2018 and June 30, 2017, respectively.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2018:

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total

Allowance for loan losses:
Beginning balance	$555	$2,144	$461	$65	$3,225
Provision for loan losses	4	96	15	(15)	100
Loans charged-off	—	(4)	—	(11)	(15)
Recoveries	—	1	2	10	13
Total ending allowance balance	$559	$2,237	$478	$49	$3,323

The following table presents the activity in the allowance for loan losses by portfolio segment for the nine months ended March 31, 2018:

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total
Allowance for loan losses:
Beginning balance	$518	$2,038	$473	$57	$3,086
Provision for loan losses	39	178	35	(2)	250
Loans charged-off	—	(4)	(33)	(19)	(56)
Recoveries	2	25	3	13	43
Total ending allowance balance	$559	$2,237	$478	$49	$3,323

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2017:

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total

Allowance for loan losses:
Beginning balance	$497	$2,100	$465	$61	$3,123
Provision for loan losses	25	195	15	20	255
Loans charged-off	—	—	—	(20)	(20)
Recoveries	—	—	7	6	13
Total ending allowance balance	$522	$2,295	$487	$67	$3,371

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

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2018. Included in the recorded investment in loans is $679 of accrued interest receivable.

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$29	$—	$—	$29
Collectively evaluated for impairment	559	2,208	478	49	3,294
Total ending allowance balance	$559	$2,237	$478	$49	$3,323

Recorded investment in loans:
Loans individually evaluated for impairment	$122	$1,320	$329	$—	$1,771
Loans collectively evaluated for impairment	48,812	183,751	64,981	4,805	302,349
Total ending loans balance	$48,934	$185,071	$65,310	$4,805	$304,120

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

The following table presents information related to unpaid principal balance, recorded investment and interest income associated with loans individually evaluated for impairment by class of loans as of March 31, 2018 and for the nine months ended March 31, 2018:

	As of March 31, 2018			Nine Months ended March 31, 2018
	Unpaid		Allowance for Loan	Average	Interest	Cash Basis
	Principal	Recorded	Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial	$122	$122	$—	$119	$5	$5
Commercial real estate:
Other	1,087	1,087	—	1,082	24	24
1-4 Family residential real estate:
Owner occupied	23	23	—	61	—	—
Non-owner occupied	306	306	—	318	—	—
With an allowance recorded:
Commercial real estate:
Other	233	233	29	302	8	8
Total	$1,771	$1,771	$29	$1,882	$37	$37

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents information related to average recorded investment and interest income associated with loans individually evaluated for impairment by class of loans for the three months ended March 31, 2018:

	Average	Interest	Cash Basis
	Recorded	Income	Interest
	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial	$122	$2	$2
Commercial real estate:
Other	1,131	8	8
1-4 Family residential real estate:
Owner occupied	23	—	—
Non-owner occupied	309	—	—
With an allowance recorded:
Commercial real estate:
Other	234	3	3
Total	$1,819	$13	$13

The following table presents information related to unpaid principal balance, recorded investment and interest income associated with loans individually evaluated for impairment by class of loans as of June 30, 2017 and for the nine months ended March 31, 2017:

	As of June 30, 2017			Nine Months ended March 31, 2017
	Unpaid		Allowance for Loan	Average	Interest	Cash Basis
	Principal	Recorded	Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial	$482	$444	$—	$220	$80	$80
Commercial real estate:
Construction	—	—	—	115	6	6
Other	1,928	1,039	—	1,026	105	105
1-4 Family residential real estate:
Owner occupied	104	103	—	124	—	—
Non-owner occupied	—	—	—	202	—	—
With an allowance recorded:
Commercial	—	—	—	6	—	—
Commercial real estate:
Other	548	548	42	1,936	18	18
1-4 Family residential real estate:
Owner occupied	99	100	2	126	4	4
Total	$3,161	$2,234	$44	$3,755	$213	$213

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

The following table presents the recorded investment in non-accrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2018 and June 30, 2017:

	March 31, 2018		June 30, 2017
		Loans Past Due		Loans Past Due
		Over 90 Days		Over 90 Days
		Still		Still
	Non-accrual	Accruing	Non-accrual	Accruing
Commercial	$—	$—	$368	$—
Commercial real estate:
Other	506	—	729	—
1 – 4 Family residential:
Owner occupied	12	—	90	—
Non-owner occupied	307	—	—	—
Total	$825	$—	$1,187	$—

Non-accrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the aging of the recorded investment in past due loans as of March 31, 2018 by class of loans:

	Days Past Due
	30 - 59	60 - 89	90 Days or	Total	Loans Not
	Days	Days	Greater	Past Due	Past Due	Total
Commercial	$—	$—	$—	$—	$48,934	$48,934
Commercial real estate:
Construction	—	—	—	—	6,710	6,710
Other	—	—	—	—	178,361	178,361
1-4 Family residential:
Owner occupied	110	—	—	110	47,285	47,395
Non-owner occupied	—	—	—	—	16,095	16,095
Construction	—	—	—	—	1,820	1,820
Consumer	3	—	—	3	4,802	4,805
Total	$113	$—	$—	$113	$304,007	$304,120

The above table of past due loans includes the recorded investment in non-accrual loans of $825 in the loans not past due category.

The following table presents the aging of the recorded investment in past due loans as of June 30, 2017 by class of loans:

	Days Past Due
	30 - 59	60 - 89	90 Days or	Total	Loans Not
	Days	Days	Greater	Past Due	Past Due	Total
Commercial	$—	$—	$35	$35	$46,402	$46,437
Commercial real estate:
Construction	—	—	—	—	5,596	5,596
Other	—	—	130	130	158,037	158,167
1-4 Family residential:
Owner occupied	13	—	74	87	41,605	41,692
Non-owner occupied	—	—	—	—	14,416	14,416
Construction	—	—	—	—	1,996	1,996
Consumer	22	—	—	22	5,122	5,144
Total	$35	$—	$239	$274	$273,174	$273,448

The above table of past due loans includes the recorded investment in non-accrual loans of $239 in the 90 days or greater category and $948 in the loans not past due category.

Troubled Debt Restructurings:

As of March 31, 2018, the recorded investment of loans classified as troubled debt restructurings was $1,621 with $29 of specific reserves allocated to these loans. As of March 31, 2018, the Corporation had committed to lend an additional $137 to customers with outstanding loans that were classified as troubled debt restructurings. As of June 30, 2017, the recorded investment of loans classified as troubled debt restructurings was $1,740 with $33 of specific reserves allocated to these loans. As of June 30, 2017, the Corporation had committed to lend an additional $175 to customers with outstanding loans that were classified as troubled debt restructurings.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

During the three and nine months ended March 31, 2018 and 2017, there were no loan modifications completed that were classified as troubled debt restructurings. There were no charge offs from troubled debt restructurings that were completed during the three and nine month periods ended March 31, 2018 and 2017.

There were no loans classified as troubled debt restructurings for which there was a payment default within 12 months following the modification during the three and nine month periods ended March 31, 2018 and 2017. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

Credit Quality Indicators:

The Corporation categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, current economic trends and other relevant information. The Corporation analyzes loans individually by classifying the loans as to credit risk. This analysis includes loans with a total outstanding loan relationship greater than $100 and non-homogeneous loans, such as commercial and commercial real estate loans. Management monitors the loans on an ongoing basis for any changes in the borrower’s ability to service their debt and affirms the risk ratings for the loans and leases in their respective portfolio on an annual basis. The Corporation uses the following definitions for risk ratings:

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

	As of March 31, 2018
		Special			Not
	Pass	Mention	Substandard	Doubtful	Rated
Commercial	$46,997	$1,248	$317	$—	$372
Commercial real estate:
Construction	6,710	—	—	—	—
Other	165,693	9,584	2,015	506	563
1-4 Family residential real estate:
Owner occupied	2,648	56	29	12	44,650
Non-owner occupied	14,579	199	425	307	585
Construction	601	—	—	—	1,219
Consumer	132	—	—	—	4,673
Total	$237,360	$11,087	$2,786	$825	$52,062

	As of June 30, 2017
		Special			Not
	Pass	Mention	Substandard	Doubtful	Rated
Commercial	$44,435	$907	$642	$—	$453
Commercial real estate:
Construction	4,514	1,035	—	4	43
Other	150,460	5,110	1,566	470	561
1-4 Family residential real estate:
Owner occupied	2,668	—	11	30	38,983
Non-owner occupied	13,633	210	261	187	125
Construction	1,223	—	—	—	773
Consumer	145	—	—	—	4,999
Total	$217,078	$7,262	$2,480	$691	$45,937

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

Assets and liabilities measured at fair value on a recurring basis are summarized below, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements at March 31, 2018 Using
	Balance at March 31, 2018	Level 1	Level 2	Level 3
Assets:
Obligations of U.S. government-sponsored entities and agencies	$13,263	$—	$13,263	$—
Obligations of states and political subdivisions	54,886	—	54,886	—
Mortgage-backed securities – residential	60,825	—	60,825	—
Mortgage-backed securities – commercial	1,422	—	1,422	—
Collateralized mortgage obligations - residential	5,058	—	5,058	—
Pooled trust preferred security	679	—	679	—

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

There were no transfers between Level 1 and Level 2 during the three or nine month periods ended March 31, 2018 or 2017.

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

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

There were no financial assets measured at fair value on a non-recurring basis at March 31, 2018. Financial assets measured at fair value on a non-recurring basis at June 30, 2017 are summarized below:

		Fair Value Measurements at June 30, 2017 Using
	Balance at June 30, 2017	Level 1	Level 2	Level 3
Impaired loans:
Commercial Real Estate - Other	$130	$—	$—	$130
Other Real Estate Owned:
1-4 Family residential real estate	71	—	—	71

There were no impaired loans measured at fair value on a non-recurring basis at March 31, 2018 and there was no impact to the provision for loan losses for the three months ended March 31, 2018. The resulting impact to the provision for loan losses was a decrease of $17 being recorded for the nine months ended March 31, 2018. Impaired loans, measured for impairment using the fair value of the collateral, had a recorded investment of $130, with no valuation allowance at June 30, 2017. The resulting impact to the provision for loan losses was an increase of $279 and $232 being recorded for the three and nine months ended March 31, 2017, respectively.

Other real estate owned, which is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $71, which was made up of the outstanding balance of $103, net of a valuation allowance of $32 at June 30, 2017. There were no other real estate owned being carried at fair value as of March 31, 2018.

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

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table shows the estimated fair values of financial instruments that are reported at amortized cost in the Corporation’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	March 31, 2018		June 30, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Level 1 inputs:
Cash and cash equivalents	$17,833	$17,833	$9,912	$9,912
Level 2 inputs:
Certificates of deposits in other financial institutions	2,973	2,976	3,921	3,927
Loans held for sale	558	572	1,252	1,286
Accrued interest receivable	1,424	1,424	1,212	1,212
Level 3 inputs:
Securities held-to-maturity	4,061	4,103	4,259	4,329
Loans, net	300,118	298,124	269,781	266,041
Financial Liabilities:
Level 2 inputs:
Demand and savings deposits	325,522	325,522	307,960	307,960
Time deposits	78,534	78,339	66,511	66,535
Short-term borrowings	25,829	25,829	23,986	23,986
Federal Home Loan Bank advances	11,772	11,207	12,320	12,054
Accrued interest payable	65	65	40	40

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

Time deposits: Fair value of fixed-maturity certificates of deposit was estimated using the rates offered at March 31, 2018 and June 30, 2017, for deposits of similar remaining maturities, resulting in a Level 2 classification. Estimated fair value does not include the benefit that results from low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market.

Federal Home Loan Bank advances: Fair value of Federal Home Loan Bank advances was estimated using current rates at March 31, 2018 and June 30, 2017 for similar financing resulting in a Level 2 classification.

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

Note 5 – Earnings Per Share

Basic earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period and is equal to net income divided by the weighted average number of shares outstanding during the period.  Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares that may be issued upon the vesting of restricted stock awards.  There were 1,805 and 1,976 shares of restricted stock that were anti-dilutive for the three and nine months ended March 31, 2018, respectively. There were no equity instruments that were anti-dilutive for the three and nine months ended March 31, 2017. The following table details the calculation of basic and diluted earnings per share:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2018	2017	2018	2017
Basic:
Net income available to common shareholders	$913	$566	$2,499	$2,189
Weighted average common shares outstanding	2,727,837	2,724,418	2,726,538	2,724,132
Basic income per share	$0.33	$0.21	$0.92	$0.80

Diluted:
Net income available to common shareholders	$913	$566	$2,499	$2,189
Weighted average common shares outstanding	2,727,837	2,724,418	2,726,538	2,724,132
Dilutive effect of restricted stock	—	30	—	25
Total common shares and dilutive potential common shares	2,727,837	2,724,448	2,726,538	2,724,157
Dilutive income per share	$0.33	$0.21	$0.92	$0.80

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 6 –Accumulated Other Comprehensive Income (Loss)

The components of other comprehensive income related to unrealized gains and losses on available-for-sale securities for the three and nine month periods ended March 31, 2018 and 2017, were as follows:

	Pretax	Tax Effect	After-tax	Affected Line Item in Consolidated Statements of Income
Balance as of December 31, 2017	$110	$(37)	$73
Unrealized holding loss on available-for-sale securities arising during the period	(1,821)	382	(1,439)
Amounts reclassified from accumulated other comprehensive income	5	(1)	4	(a)(b)
Net current period other comprehensive loss	(1,816)	381	(1,435)
Balance as of March 31, 2018	(1,706)	344	(1,362)
Reclassification of disproportional tax effect	—	14	14
Balance after reclassification as of March 31, 2018	$(1,706)	$358	$(1,348)

Balance as of December 31, 2016	$(246)	$83	$(163)
Unrealized holding gains on available-for-sale securities arising during the period	336	(114)	222
Amounts reclassified from accumulated other comprehensive income	(17)	5	(12)	(a)(b)
Net current period other comprehensive income	319	(109)	210
Balance as of March 31, 2017	$73	$(26)	$47

(a) Securities (gains) losses, net

(b) Income tax expense

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

	Pretax	Tax Effect	After-tax	Affected Line Item in Consolidated Statements of Income
Balance as of June 30, 2017	$675	$(230)	$445
Unrealized holding loss on available-for-sale securities arising during the period	(2,348)	562	(1,786)
Amounts reclassified from accumulated other comprehensive income	(33)	12	(21)	(a)(b)
Net current period other comprehensive loss	(2,381)	574	(1,807)
Balance as of March 31, 2018	(1,706)	344	(1,362)
Reclassification of disproportional tax effect	—	14	14
Balance after reclassification as of March 31, 2018	$(1,706)	$358	$(1,348)

Balance as of June 30, 2016	$3,621	$(1,232)	$2,389
Unrealized holding loss on available-for-sale securities arising during the period	(3,406)	1,158	(2,248)
Amounts reclassified from accumulated other comprehensive income	(142)	48	(94)	(a)(b)
Net current period other comprehensive loss	(3,548)	1,206	(2,342)
Balance as of March 31, 2017	$73	$(26)	$47

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

As a result of the new legislation, during the quarter ended December 31, 2017, the Corporation recorded a charge to income tax expense of $348 in conjunction with writing down its net deferred tax assets. The effective tax rate was 26.7% for the nine months ended March 31, 2018 compared to 17.3% for the nine months ended March 31, 2017.

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

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share data)

General

The following is management’s analysis of the Corporation’s results of operations for the three and nine months ended March 31, 2018, compared to the same period in 2017, and the consolidated balance sheet at March 31, 2018, compared to June 30, 2017. This discussion is designed to provide a more comprehensive review of the operating results and financial condition than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

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

Results of Operations

Three and Nine Months Ended March 31, 2018 and March 31, 2017

In the third quarter of fiscal year 2018, net income increased by $347, or 61.3% from the same period last year. Net income for the third quarter of fiscal year 2018 was $913, or $0.33 per common share, compared to $566, or $0.21 per common share for the three months ended March 31, 2017. The following are key highlights of our results of operations for the three months ended March 31, 2018:

●	net interest income increased by $437 to $3,967, or by 12.4%, in the third quarter of fiscal year 2018 from the same prior year period;
●	the provision for loan losses in the third quarter of fiscal year 2018 totaled $100 compared to $255 in the same prior year period;
●	non-interest income increased by $34, or 4.4%, in the third quarter of fiscal year 2018 from the same prior year period; and
●	non-interest expenses increased by $166, or 4.9%, in the third quarter of fiscal year 2018 from the same prior year period.

In the first nine months of fiscal year 2018, net income increased by $310, or 14.2% from the same period last year. Net income for the nine months ended March 31, 2018 was $2,499, or $0.92 per common share, compared to $2,189, or $0.80 per common share for the nine months ended March 31, 2017. The following are key highlights of our results of operations for the nine months ended March 31, 2018:

●	net interest income increased by $887, or 8.2%, in fiscal year 2018 from the same prior year period;
●	the provision for loan losses totaled $250 in fiscal year 2018 compared to $531 in the same prior year period;
●	non-interest income increased by $100, or 4.1% in fiscal year 2018 from the same prior year period;
●	non-interest expenses increased by $507, or 5.1% in fiscal year 2018 from the same prior year period; and
●	the enactment of the Tax Act resulted in a charge to income tax expense of $348 in conjunction with writing down the Corporation’s net deferred tax assets in fiscal year 2018.

Return on average equity and return on average assets were 7.54% and 0.70%, respectively, for the first nine months of fiscal year 2018 compared to 6.72% and 0.67%, respectively, for the same prior year period.

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

The Corporation’s net interest margin was 3.72% for the three months ended March 31, 2018, compared with 3.64% for the same period in 2017. FTE net interest income for the three months ended March 31, 2018 increased by $386, or 10.4%, to $4,102 from $3,716 for the same year ago period.

Tax-equivalent interest income for the three months ended March 31, 2018 increased by $531, or 13.3%, from the same year ago period. Interest income was positively impacted by a $32,176, or 7.8%, increase in average interest-earning assets from the same prior year period. The Corporation’s yield on average interest-earning assets increased to 4.11% for the three months ended March 31, 2018 from 3.91% for the same period last year. The yield on average interest-earning assets increased despite a decline in the tax-equivalent yield on nontaxable securities which occurred as a result of the decline in the statutory federal tax rate. The increase in the yield on average interest-earning assets was primarily a result of a positive change in the earning asset mix with higher yielding loans increasing faster than lower yielding securities as well as an increase in interest rates.

Interest expense for the three months ended March 31, 2018 increased by $145 from the same year ago period. The Corporation’s cost of funds was 0.54% for the three months ended March 31, 2018 compared with 0.39% for the same year ago period. The increase in short term market interest rates has impacted the rates paid on money market accounts, short-term borrowings and time deposits.

The Corporation’s net interest margin was 3.65% for the nine months ended March 31, 2018 compared with 3.71% for the same period in 2017. FTE net interest income for the nine months ended March 31, 2018 increased by $742, or 6.5%, to $12,087 from $11,345 for the same year ago period.

Tax-equivalent interest income for the nine months ended March 31, 2018 increased by $1,118, or 9.2%, from the same year ago period. The Corporation’s yield on average interest-earning assets increased to 4.00% for the nine months ended March 31, 2018 from 3.96% for the same period last year. For the nine months ended March 31, 2018, the tax-equivalent yield on nontaxable securities was negatively impacted by 0.33% due to the enactment of the Tax Act and the resulting decline in the statutory federal tax rate. Interest expense for the nine months ended March 31, 2018 increased by $376 from the same year ago period. The Corporation’s cost of funds was 0.49% for the nine months ended March 31, 2018 compared with 0.36% for the same year ago period.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Average Balance Sheets and Analysis of Net Interest Income for the Three Months Ended March 31, (In thousands, except percentages)

	2018			2017
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Taxable securities	$80,329	$475	2.37%	$76,005	$429	2.29%
Nontaxable securities (1)	59,492	495	3.38	60,120	544	3.67
Loans receivable (1)	300,286	3,531	4.77	269,955	2,996	4.50
Interest bearing deposits and federal funds sold	6,372	28	1.78	8,223	29	1.43
Total interest-earning assets	446,479	4,529	4.11%	414,303	3,998	3.91%

Noninterest-earning assets	30,807			31,042

Total Assets	$477,286			$445,345

Interest-bearing liabilities:
NOW	$55,126	$21	0.15%	$49,166	$18	0.15%
Savings	154,234	85	0.22	143,847	48	0.14
Time deposits	73,514	194	1.07	67,839	136	0.81
Short-term borrowings	23,436	64	1.11	18,119	20	0.45
FHLB advances	15,753	63	1.62	16,755	60	1.45
Total interest-bearing liabilities	322,063	427	0.54%	295,726	282	0.39%

Noninterest-bearing liabilities:
Noninterest-bearing checking accounts	107,642			103,445
Other liabilities	3,802			3,602
Total liabilities	433,507			402,773
Shareholders’ equity	43,779			42,572

Total liabilities and shareholders’ equity	$477,286			$445,345

Net interest income, interest rate spread (1)		$4,102	3.57%		$3,716	3.52%

Net interest margin (net interest as a percent of average interest-earning assets) (1)			3.72%			3.64%

Federal tax exemption on non-taxable securities and loans included in interest income		$135			$186

Average interest-earning assets to interest-bearing liabilities	138.63%			140.10%

(1) calculated on a fully taxable equivalent basis utilizing a statutory federal income tax rate of 27.55% in the 2018 fiscal year and 34.0% in the 2017 fiscal year

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Average Balance Sheets and Analysis of Net Interest Income for the Nine Months Ended March 31, (In thousands, except percentages)

	2018			2017
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Taxable securities	$82,511	$1,445	2.32%	$75,830	$1,208	2.15%
Nontaxable securities (1)	60,260	1,492	3.33	59,845	1,605	3.63
Loans receivable (1)	290,876	10,205	4.67	264,811	9,215	4.64
Interest bearing deposits and federal funds sold	7,160	93	1.73	8,896	89	1.33
Total interest-earning assets	440,807	13,235	4.00%	409,382	12,117	3.96%

Noninterest-earning assets	31,406			29,006

Total Assets	$472,213			$438,388

Interest-bearing liabilities:
NOW	$54,071	$61	0.15%	$48,900	$54	0.15%
Savings	152,788	243	0.21	138,549	115	0.11
Time deposits	68,868	497	0.96	66,749	386	0.77
Short-term borrowings	25,290	176	0.93	19,253	43	0.30
FHLB advances	13,847	171	1.65	15,402	174	1.50
Total interest-bearing liabilities	314,864	1,148	0.49%	288,853	772	0.36%

Noninterest-bearing liabilities:
Noninterest-bearing checking accounts	109,300			102,572
Other liabilities	3,881			3,538
Total liabilities	428,045			394,963
Shareholders’ equity	44,168			43,425

Total liabilities and shareholders’ equity	$472,213			$438,388

Net interest income, interest rate spread (1)		$12,087	3.51%		$11,345	3.60%

Net interest margin (net interest as a percent of average interest-earning assets) (1)			3.65%			3.71%

Federal tax exemption on non-taxable securities and loans included in interest income		$407			$552

Average interest-earning assets to interest-bearing liabilities	140.00%			141.73%

(1) calculated on a fully taxable equivalent basis utilizing a statutory federal income tax rate of 27.55% in the 2018 fiscal year and 34.0% in the 2017 fiscal year

Provision for Loan Losses

The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable incurred credit losses in the Bank’s loan portfolio that have been incurred at each balance sheet date. For the three months ended March 31, 2018, the provision for loan losses was $100 compared to $255 for the same prior year period. For the nine-month period ended March 31, 2018, the provision for loan losses was $250 compared to $531 for the same prior year period.

Non-performing loans were $825 as of March 31, 2018 compared with $1,187 as of June 30, 2017 and $3,390 as of March 31, 2017. For the nine months ended March 31, 2018, net charge-offs totaled $13 compared with net charge-offs of $726 for the same prior year period. The allowance for loan losses as a percentage of loans was 1.10% at March 31, 2018 and 1.13% at June 30, 2017. The provision for loan losses for the period ended March 31, 2018 was considered sufficient by management for maintaining an appropriate allowance for probable incurred credit losses.

Non-Interest Income

Non-interest income increased by $34, or 4.4%, for the third quarter of fiscal year 2018 from the same period last year and by $100, or 4.1%, for the first nine months of fiscal year 2018 from the same period last year. Non-interest income was positively impacted by increases in debit card interchange income, gains from the sale of mortgage loans and earnings on bank owned life insurance. These increases were partially offset by a decline in gains from the sale of securities.

Non-Interest Expenses

Total non-interest expenses increased to $3,581, or by 4.9%, during the third quarter of fiscal year 2018, compared with $3,415 during the same year ago period. Total non-interest expenses increased to $10,534, or by 5.1%, during the first nine months of fiscal year 2018, compared with $10,027 during the same year ago period. Total non-interest expenses were impacted by increases in salary, incentive and debit card processing expenses.

Income Taxes

Income tax expense was $175 and $910 for the three and nine months ended March 31, 2018, respectively, compared to $62 and $459 for the three and nine months ended March 31, 2017, respectively. The effective tax rate was 16.1% and 26.7% for the three and nine months ended March 31, 2018, respectively, compared to 9.9% and 17.3% for the three and nine months ended March 31, 2017, respectively. Income tax expense and the effective tax rate was higher in the 2018 fiscal year-to-date period compared to the same prior year period primarily due to the enactment of the Tax Act and increased income before income taxes. The enactment of the Tax Act required the Corporation to revalue its deferred tax assets and liabilities based upon the lower enacted federal corporate income tax rate at which the Corporation expects to recognize the benefit. During the three months ended December 31, 2017 a one-time income tax expense of $348 was recorded in conjunction with writing down its net deferred tax assets. The Tax Act lowered the federal corporate tax rate beginning on January 1, 2018. As a result, the Corporation will utilize a blended tax rate for its fiscal year ending June 30, 2018.

Financial Condition

Total assets at March 31, 2018 were $488,510 compared to $457,883 at June 30, 2017, an increase of $30,627, or an annualized 8.9%.

Total loans increased by $30,574, or an annualized 14.9%, from $272,867 at June 30, 2017 to $303,441 at March 31, 2018. The growth in the loan portfolio was primarily related to growth within the commercial real estate and 1-4 family residential real estate segments to borrowers within the Bank’s primary market area. The loan growth was primarily funded by an increase of $29,585, or an annualized 10.5%, in total deposits and a decline of $5,953 in available-for-sale securities.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Non-Performing Assets

The following table presents the aggregate amounts of non-performing assets and respective ratios as of the dates indicated.

	March 31, 2018	June 30, 2017	March 31, 2017
Non-accrual loans	$825	$1,187	$3,385
Loans past due over 90 days and still accruing	—	—	5
Total non-performing loans	825	1,187	3,390
Other real estate owned	—	71	—
Total non-performing assets	$825	$1,258	$3,390

Non-performing loans to total loans	0.27%	0.44%	1.24%
Allowance for loan losses to total non-performing loans	402.79%	259.98%	99.44%

As of March 31, 2018, impaired loans totaled $1,771, of which $825 are included in non-accrual loans. Commercial and commercial real estate loans are classified as impaired if management determines that full collection of principal and interest, in accordance with the terms of the loan documents, is not probable. Impaired loans and non-performing loans have been considered in management’s analysis of the appropriateness of the allowance for loan losses. Management and the Board of Directors are closely monitoring these loans and believe that the prospects for recovery of principal and interest, less identified specific reserves, are favorable.

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

For the nine months ended March 31, 2018, net cash inflow from operating activities was $4,968, net cash outflows from investing activities was $26,917 and net cash inflows from financing activities was $29,870. A major source of cash was a $29,585 increase in deposits and $12,588 from sales, maturities, calls or principal pay downs on available-for-sale securities. A major use of cash was a $30,759 increase in loans. Total cash and cash equivalents was $17,833 as of March 31, 2018, compared to $9,912 at June 30, 2017 and $12,230 at March 31, 2017.

The Bank offers several types of deposit products to its customers. We believe the rates offered by the Bank and the fees charged for them are competitive with others currently available in the market area. Deposits totaled $404,056 at March 31, 2018 compared with $374,471 at June 30, 2017.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

To provide an additional source of liquidity, the Corporation has entered into an agreement with the FHLB of Cincinnati. At March 31, 2018, advances from the FHLB of Cincinnati totaled $11,772 compared with $12,320 at June 30, 2017. As of March 31, 2018, the Bank had the ability to borrow an additional $14,876 from the FHLB of Cincinnati based on a blanket pledge of qualifying first mortgage and multi-family loans. The Corporation considers the FHLB of Cincinnati to be a reliable source of liquidity funding, secondary to its deposit base.

Short-term borrowings consisted of repurchase agreements, which are financing arrangements that mature daily, and federal funds purchased from correspondent banks. The Bank pledges securities as collateral for the repurchase agreements. Short-term borrowings totaled $25,829 at March 31, 2018 and $23,986 at June 30, 2017.

Jumbo time deposits (those with balances of $250 and over) totaled $23,282 at March 31, 2018 and $14,252 at June 30, 2017. These deposits are monitored closely by the Corporation and are mainly priced on an individual basis. When these deposits are from a municipality, certain bank-owned securities are pledged to guarantee the safety of these public fund deposits as required by Ohio law. The Corporation has the option to use a fee-paid broker to obtain deposits from outside its normal service area as an additional source of funding. The Corporation, however, does not rely upon these deposits as a primary source of funding. Although management monitors interest rates on an ongoing basis, a quarterly rate sensitivity report is used to determine the effect of interest rate changes on the financial statements. In the opinion of management, enough assets or liabilities could be repriced over the near term (up to three years) to compensate for such changes. The spread on interest rates, or the difference between the average earning assets and the average interest-bearing liabilities, is monitored quarterly.

Off-Balance Sheet Arrangements

In the normal course of business, to meet the financial needs of our customers, we are a party to financial instruments with off-balance sheet risk. These financial instruments generally include commitments to originate mortgage, commercial and consumer loans, and involve to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the Consolidated Balance Sheets. The maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments. Since commitments to extend credit have a fixed expiration date or other termination clause, some commitments will expire without being drawn upon and the total commitment amounts do not necessarily represent future cash requirements. The same credit policies are used in making commitments as are used for on-balance sheet instruments and collateral is required in instances where deemed necessary. Undisbursed balances of loans closed include funds not disbursed but committed for construction projects. Unused lines of credit include funds not disbursed, but committed for home equity, commercial and consumer lines of credit. Financial standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Total unused commitments were $59,344 at March 31, 2018 and $53,742 at June 30, 2017.

Capital Resources

Total shareholders’ equity declined to $43,307 as of March 31, 2018 from $43,535 as of June 30, 2017. The decrease was the result of a $1,807 other comprehensive loss from a decline in unrealized losses on available-for-sale securities and $1,010 in cash dividends paid. These declines were partially offset by net income of $2,499 for the 2018 fiscal year.

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

As of March 31, 2018, the Bank’s common equity tier 1 capital and tier 1 capital ratios were 12.60% and the leverage and total capital ratios were 9.02% and 13.58%, respectively. This compares with common equity tier 1 capital and tier 1 capital ratios of 13.21% and leverage and total risk-based capital ratios of 9.06% and 14.20%, respectively, as of June 30, 2017. The Bank exceeded minimum regulatory capital requirements to be considered well-capitalized for both periods. Management is not aware of any matters occurring subsequent to March 31, 2018 that would cause the Bank’s capital category to change.

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

(Dollars in thousands, except per share data)

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by the report, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15e. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2018.

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

Exhibit 101

The following materials from Consumers Bancorp, Inc.’s Form 10-Q Report for the quarterly period ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language) include: (1) Unaudited Consolidated Balance Sheets, (2) Unaudited Consolidated Statements of Income, (3) Unaudited Consolidated Statements of Comprehensive Income, (4) Unaudited Consolidated Statement of Changes in Shareholders’ Equity, (5) Unaudited Condensed Consolidated Statements of Cash Flows, and (6) the Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSUMERS BANCORP, INC. (Registrant)

Date: May 15, 2018	/s/ Ralph J. Lober Ralph J. Lober, II President & Chief Executive Officer (principal executive officer)

Date: May 15, 2018	/s/ Renee K. Wood Renee K. Wood Chief Financial Officer & Treasurer (principal financial officer)