Form 10-K
period 2018-06-30
CONSUMERS BANCORP INC /OH/
filed 2018-09-12
CIK 1006830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2018

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

Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if small reporting company)	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒

Based on the closing sales price on December 31, 2017, the aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant was approximately $41,952,356.

The number of shares outstanding of the Registrant’s common stock, without par value was 2,729,644 at September 12, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

Certain specifically designated portions of Consumers Bancorp, Inc.’s definitive Proxy Statement, dated September 12, 2018, for its 2018 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1—BUSINESS

Business

Consumers Bancorp, Inc. (Corporation) is a bank holding company under the Bank Holding Company Act of 1956, as amended, and is a registered bank holding company, and was incorporated under the laws of the State of Ohio in 1994. In February 1995, the Corporation acquired all the issued and outstanding capital stock of Consumers National Bank (Bank), a bank chartered under the laws of the United States of America. The Corporation’s activities have been limited primarily to holding the common stock of the Bank.

Since 1965, the Bank’s main office has been serving the Minerva, Ohio, and surrounding areas from its location at 614 East Lincoln Way, Minerva, Ohio. The Bank’s business involves attracting deposits from businesses and individual customers and using such deposits to originate commercial, mortgage and consumer loans in its market area, consisting primarily of Carroll, Columbiana, Jefferson, Stark, Summit, Wayne and contiguous counties in Ohio. The Bank currently has fourteen branch locations and one loan production office. The Bank also invests in securities consisting primarily of obligations of U.S. government-sponsored entities, municipal obligations and mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae.

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

Regulation of the Corporation

The Bank Holding Company Act: As a bank holding company, the Corporation is subject to regulation under the Bank Holding Company Act of 1956, as amended (BHCA), and the examination and reporting requirements of the Federal Reserve Board. Under the BHCA, the Corporation is subject to periodic examination by the Federal Reserve Board and is required to file periodic reports regarding its operations and any additional information that the Federal Reserve Board may require.

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

Sarbanes-Oxley Act: The Sarbanes-Oxley Act of 2002 contains important requirements for public companies in the areas of financial disclosure and corporate governance. In accordance with section 302(a) of the Sarbanes-Oxley Act, written certifications by the Corporation’s Chief Executive Officer and Chief Financial Officer are required. These certifications attest that the Corporation’s quarterly and annual reports filed with the SEC do not contain any untrue statement of a material fact or omit to state a material fact.

Regulation of the Bank

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

The Basel III capital requirements for U.S. banking organizations became effective on January 1, 2015. Under Basel III, the Bank is required to maintain a minimum common equity Tier 1 capital ratio of 4.5%, a Tier 1 capital ratio of 6%, a total capital ratio of 8%, and a Tier 1 leverage ratio of 4%. Basel III also established a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and began being phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a common equity Tier 1 ratio to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

The OCC and the FDIC may take various corrective actions against any undercapitalized bank and any bank that fails to submit an acceptable capital restoration plan or fails to implement a plan accepted by the OCC or the FDIC.  These powers include, but are not limited to, requiring the institution to be recapitalized, prohibiting asset growth, restricting interest rates paid, requiring prior approval of capital distributions by any bank holding company that controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring new election of directors, and requiring the dismissal of directors and officers. The OCC’s final supervisory judgment concerning an institution’s capital adequacy could differ significantly from the conclusions that might be derived from the absolute level of an institution’s risk-based capital ratios. Therefore, institutions generally are expected to maintain risk-based capital ratios that exceed the minimum ratios. At June 30, 2018, the Bank exceeded minimum regulatory capital requirements to be considered well-capitalized.

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

Community Reinvestment Act: The Community Reinvestment Act requires depository institutions to assist in meeting the credit needs of their market areas, including low- and moderate-income areas, consistent with safe and sound banking practices. Under this Act, each institution is required to adopt a statement for each of its market areas describing the depository institution’s efforts to assist in its community’s credit needs. Depository institutions are periodically examined for compliance and assigned ratings. Banking regulators consider these ratings when considering approval of a proposed transaction by an institution.

USA Patriot Act: In 2001, Congress enacted the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (Patriot Act). The Patriot Act is designed to deny terrorists and criminals the ability to obtain access to the United States’ financial system and has significant implications for depository institutions, brokers, dealers, and other businesses involved in the transfer of money. The Patriot Act mandates that financial services companies implement additional policies and procedures with respect to additional measures designed to address any or all of the following matters: money laundering, terrorist financing, identifying and reporting suspicious activities and currency transactions, and currency crimes.

Cybersecurity: In March 2015, federal regulators issued two related statements regarding cybersecurity. One statement indicates that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. The other statement indicates that a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyberattack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyberattack.

In the ordinary course of business, electronic communications and information systems are relied upon to conduct operations, to deliver services to customers and to store sensitive data. The Corporation employs a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent threats. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, increasing volume of attacks, as well as due to the expanding use of internet banking, mobile banking and other technology-based products and services by the Corporation and its customers.

Employees

As of June 30, 2018, the Bank employed 114 full-time and 25 part-time employees. None of the employees are represented by a collective bargaining group. Management considers its relations with employees to be good.

Available Information

The Corporation files annual, quarterly, and current reports, proxy statements, and other information with the SEC. These filings are available to the public over the Internet at the SEC’s website at www.sec.gov. Shareholders may also read and copy any document that the Corporation files at the SEC’s public reference room located at 100 F Street, NE, Washington, DC 20549. Shareholders may call the SEC at 1-800-SEC-0330 for further information on the public reference room.

The Corporation’s reports on Forms 10-K, 10-Q and 8-K, and amendments to those reports, are available, free of charge, on our website (www.consumersbank.com) as soon as reasonably practicable after such reports are filed with or furnished to the SEC. The Corporation’s Code of Ethics Policy, which is applicable to all directors, officers and employees of the Corporation, and its Code of Ethics for Principal Financial Officers, which is applicable to the principal executive officer and the principal financial officer, are each available on the Investor Relations section under Corporate Governance of the Corporation’s website. The Corporation intends to post amendments to or waivers from either of its Code of Ethics Policies on its website. A printed copy of any of these documents will be provided to any requesting shareholder.

ITEM 1A—RISK FACTORS

Not applicable for Smaller Reporting Companies.

ITEM 1B—UNRESOLVED STAFF COMMENTS

None.

ITEM 2—PROPERTIES

The Bank operates fourteen full service banking facilities and one loan production office (LPO) as noted below:

Location	Address	Owned	Leased
Minerva	614 E. Lincoln Way, P.O. Box 256, Minerva, Ohio, 44657	X
Salem	141 S. Ellsworth Avenue, P.O. Box 798, Salem, Ohio, 44460	X
Waynesburg	8607 Waynesburg Drive SE, P.O. Box 746, Waynesburg, Ohio, 44688	X
Hanoverton	30034 Canal Street, P.O. Box 178, Hanoverton, Ohio, 44423	X
Carrollton	1017 Canton Road NW, Carrollton, Ohio, 44615		X
Alliance	610 West State Street, Alliance, Ohio, 44601		X
Lisbon	7985 Dickey Drive, Lisbon, Ohio 44432	X
Louisville	1111 N. Chapel Street, Louisville, Ohio 44641	X
East Canton	440 W. Noble, East Canton, Ohio, 44730	X
Malvern	4070 Alliance Road, Malvern, Ohio 44644		X
Hartville	1215 W. Maple Street, Hartville, Ohio 44632	X
Jackson-Belden	4026 Dressler Road NW, Canton, Ohio 44718	X
Bergholz	256 2nd Street, Bergholz, Ohio 43908		X
Fairlawn	3680 Embassy Parkway Suite B, Fairlawn, Ohio 44333		X
Wooster LPO	146 East Liberty Street, Wooster, Ohio 44691		X

The Bank considers its physical properties to be in good operating condition and suitable for the purposes for which they are being used. In management’s opinion, all properties owned and operated by the Bank are adequately insured.

ITEM 3—LEGAL PROCEEDINGS

The Corporation is not a party to any pending material legal or administrative proceedings, other than ordinary routine litigation incidental to the business of the Corporation. Further, there are no material legal proceedings in which any director, executive officer, principal shareholder or affiliate of the Corporation is a party or has a material interest therein that is adverse to the Corporation. No routine litigation in which the Corporation is involved is expected to have a material adverse impact on the financial position or results of operations of the Corporation.

ITEM 4—MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation had 2,729,644 common shares outstanding on June 30, 2018 with 740 shareholders of record and an estimated 504 additional beneficial holders whose stock was held in nominee name. Attention is directed to Item 12 in this Form 10-K for information regarding the Corporation’s equity incentive plans, which information is incorporated herein by reference.

The common shares of Consumers Bancorp, Inc. are traded on the over-the-counter bulletin board. The following quoted market prices reflect inter-dealer prices, without adjustments for retail markups, markdowns, or commissions and may not represent actual transactions. The market prices represent highs and lows reported during the applicable quarterly period.

Quarter Ended	September 30, 2017	December 31, 2017	March 31, 2018	June 30, 2018
High	$21.00	$21.85	$21.15	$25.00
Low	18.51	20.26	20.00	20.25
Cash dividends paid per share	0.12	0.125	0.125	0.125

Quarter Ended	September 30, 2016	December 31, 2016	March 31, 2017	June 30, 2017
High	$16.65	$17.25	$18.75	$19.37
Low	15.46	15.30	15.85	17.75
Cash dividends paid per share	0.12	0.12	0.12	0.12

Management does not have knowledge of the prices paid in all transactions and has not verified the accuracy of those prices that have been reported. Because of the lack of an established market for the Corporation’s common shares, these prices may not reflect the prices at which the common shares would trade in an active market.

The Corporation’s management is currently committed to continuing to pay regular cash dividends; however, there can be no assurance as to future dividends because they are dependent on the Corporation’s future earnings, capital requirements and financial condition. The Corporation’s principal source of funds for dividend payment is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. See Note 1 and Note 11 to the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations for dividend restrictions.

There were no repurchases of the Corporation’s securities during the 2018 fiscal year.

ITEM 6—SELECTED FINANCIAL DATA

Not applicable for Smaller Reporting Companies.

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share data)

General

The following is management’s analysis of the Corporation’s financial condition and results of operations as of and for the years ended June 30, 2018 and 2017. This discussion is designed to provide a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

Forward-Looking Statements

Certain statements contained in this Annual Report on Form 10-K, which are not statements of historical fact, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, all statements set forth in future filings by the Corporation with the SEC, or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, that are not historical in nature, including words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “believe” or similar expressions are intended to identify “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may involve risks and uncertainties that are difficult to predict, may be beyond our control, and could cause actual results to differ materially from those described in such statements. Any such forward-looking statements are made only as of the date of this report or the respective dates of the relevant incorporated documents, as the case may be, and, except as required by law, we undertake no obligation to update these forward-looking statements to reflect subsequent events or circumstances. Factors that could cause actual results for future periods to differ materially from those anticipated or projected include, but are not limited to:

●	changes in local, regional and national economic conditions becoming less favorable than we expect, resulting in a deterioration in credit quality of our loan assets, among other things;
●	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;
●	inflation, interest rate, securities market and monetary fluctuations;
●	changes in the level of non-performing assets and charge-offs;
●	declining asset values impacting the underlying value of collateral;
●	the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which we must comply;
●	competitive pressures on product pricing and services;
●	breaches of security or failures of our technology systems due to technological or other factors and cybersecurity threats;
●	changes in the reliability of our vendors, internal control systems or information systems;
●	our ability to attract and retain qualified employees;
●	changes in accounting policies, rules and interpretations;
●	unanticipated changes in our liquidity position, including, but not limited to, changes in the cost of liquidity and our ability to find alternative funding sources; and
●	changes in consumer spending, borrowing and savings habits.

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

Overview

Consumers Bancorp, Inc., a bank holding company incorporated under the laws of the State of Ohio, owns all the issued and outstanding capital stock of Consumers National Bank, a bank chartered under the laws of the United States of America. The Corporation’s activities have been limited primarily to holding the common stock of the Bank. The Bank’s business involves attracting deposits from businesses and individual customers and using such deposits to originate commercial, mortgage and consumer loans in its market area, consisting primarily of Carroll, Columbiana, Jefferson, Stark, Summit, Wayne and contiguous counties in Ohio. The Bank also invests in securities consisting primarily of U.S. government-sponsored entities, municipal obligations, mortgage-backed and collateralized mortgage obligations issued by Fannie Mae, Freddie Mac and Ginnie Mae.

Comparison of Results of Operations for the Years Ended June 30, 2018 and June 30, 2017

Net Income. Net income was $3,581 for fiscal year 2018 compared with $2,994 for fiscal year 2017. The following key factors summarize our results of operations for the year ended June 30, 2018 compared with the same prior year period:

●	net interest income increased by $1,427, or 9.9%, in fiscal year 2018, primarily as a result of an increase in average loans receivable;
●	loan loss provision expense in fiscal year 2018 declined by $286 and totaled $310 in 2018 compared with $596 in 2017;
●	total other income increased by $141, or 4.3% in fiscal year 2018;
●	total other expenses increased by $759, or 5.6% in fiscal year 2018; and
●	the enactment of the Tax Cuts and Jobs Act (Tax Act) resulted in a charge to income tax expense of $348 in conjunction with writing down the Corporation’s net deferred tax assets in fiscal year 2018.

Return on average equity and return on average assets were 8.15% and 0.75%, respectively, for the 2018 fiscal year-to-date period compared with 6.89% and 0.67%, respectively, for the same period last year.

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

Net Interest Income Year ended June 30,	2018	2017
Net interest income	$15,886	$14,459
Taxable equivalent adjustments to net interest	543	769
Net interest income, fully taxable equivalent	$16,429	$15,228
Net interest margin	3.55%	3.51%
Taxable equivalent adjustment	0.12	0.18
Net interest margin, fully taxable equivalent	3.67%	3.69%

FTE net interest income for the 2018 fiscal year was $16,429, an increase of $1,201 or 7.9%, from $15,228 in the 2017 fiscal year. The Corporation’s tax equivalent net interest margin for the year ended June 30, 2018 was 3.67% and for the year ended 2017 was 3.69%. FTE interest income for the 2018 fiscal year was $18,100, an increase of $1,764, or 10.8%, from $16,336 in the 2017 fiscal year. Growth of $27,647, or 10.3%, in average loans receivable positively impacted interest income as well as an increase in the yield on average interest-earning assets. Interest expense for the 2018 fiscal year was $1,671, an increase of $563, or 50.8%, from $1,108 in the 2017 fiscal year. This was mainly the result of an increase in short-term rates impacting the rates paid on savings, short-term borrowings and time deposits as well as a $27,961, or 9.5%, growth in total interest-bearing liabilities.

Average Balance Sheet and Net Interest Margin

	2018			2017
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest earning assets:
Taxable securities	$83,915	$1,997	2.36%	$77,291	$1,678	2.19%
Nontaxable Securities (1)	60,072	1,996	3.34	60,036	2,176	3.68
Loans receivable (1)	295,095	13,956	4.73	267,448	12,360	4.62
Interest bearing deposits and federal funds sold	8,546	151	1.77	9,213	122	1.32
Total interest earning assets	447,628	18,100	4.04%	413,988	16,336	3.96%
Noninterest earning assets	31,449			29,602
Total assets	$479,077			$443,590
Interest bearing liabilities:
Interest bearing demand	$57,272	$115	0.20%	$49,832	$75	0.15%
Savings	155,000	355	0.23	141,279	187	0.13
Time deposits	71,404	740	1.04	66,761	530	0.79
Short-term borrowings	24,422	240	0.98	21,053	90	0.43
FHLB advances	13,428	221	1.65	14,640	226	1.54
Total interest-bearing liabilities	321,526	1,671	0.52%	293,565	1,108	0.38%
Noninterest-bearing liabilities	113,595			106,578
Total liabilities	435,121			400,143
Shareholders’ equity	43,956			43,447
Total liabilities and shareholders’ equity	$479,077			$443,590
Net interest income, interest rate spread (1)		$16,429	3.52%		$15,228	3.58%
Net interest margin (net interest as a percent of average interest earning assets) (1)			3.67%			3.69%
Federal tax exemption on non-taxable securities and loans included in interest income		$543			$769
Average interest earning assets to interest bearing liabilities			139.22%			141.02%

____________

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

INTEREST RATES AND INTEREST DIFFERENTIAL

	2018 Compared to 2017 Increase / (Decrease)			2017 Compared to 2016 Increase / (Decrease)
	Total Change	Change due to Volume	Change due to Rate	Total Change	Change due to Volume	Change due to Rate
	(In thousands)
Interest earning assets:
Taxable securities	$319	$183	$136	$(202)	$(168)	$(34)
Nontaxable securities (1)	(180)	22	(202)	70	174	(104)
Loans receivable (2)	1,596	1,302	294	1,118	1,241	(123)
Federal funds sold	29	(9)	38	5	(26)	31
Total interest income	1,764	1,498	266	991	1,221	(230)
Interest bearing liabilities:
Interest bearing demand	40	12	28	6	3	3
Savings deposits	168	20	148	65	4	61
Time deposits	210	39	171	42	12	30
Short-term borrowings	150	16	134	51	—	51
FHLB advances	(5)	(19)	14	42	121	(79)
Total interest expense	563	68	495	206	140	66
Net interest income	$1,201	$1,430	$(229)	$785	$1,081	$(296)

____________

(1)	Nontaxable income is adjusted to a fully tax equivalent basis utilizing a statutory federal income tax rate of 27.55% in the 2018 fiscal year and 34.0% in the 2017 fiscal year.
(2)	Non-accrual loan balances are included for purposes of computing the rate and volume effects although interest on these balances has been excluded.

Provision for Loan Losses. The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable credit losses in the Corporation’s loan portfolio that have been incurred at each balance sheet date. The provision for loan losses was $310 in fiscal year 2018 compared to $596 in fiscal year 2017.

For the 2018 fiscal year, net recoveries of $26 were recorded compared with net charge-offs of $1,076 for the same period last year. Net charge-offs for the 2017 fiscal year were primarily within the commercial real estate portfolio and included a partial charge-off of $700 for one credit for which a specific valuation allowance was reserved for in the 2016 fiscal year. The Bank is currently pursuing all legal avenues against the borrowers in an effort to recover a portion of the loss in future periods. The allowance for loan losses as a percentage of loans was 1.07% at June 30, 2018 and 1.13% at June 30, 2017.

Non-performing loans were $1,090 as of June 30, 2018 and represented 0.34% of total loans. This compared with $1,187, or 0.44% of total loans at June 30, 2017. Non-performing loans have been considered in management’s analysis of the appropriateness of the allowance for loan losses. Management and the Board of Directors closely monitor these loans and believe the prospect for recovery of principal, less identified specific reserves, are favorable.

Other Income. Total other income increased by $141, or 4.3%, to $3,391 for the 2018 fiscal year.

Debit card interchange income increased by $172, or 14.8% in 2018 to $1,333; however, debit card processing expenses increased by $118 over the same period.

Gain on sale of mortgage loans increased by $109, or 42.2%, from the same period last year primarily as a result of an increase in volume.

These increases were partially offset by a $176 decline in gains from the sale of securities.

Other Expenses. Total other expenses were $14,237 for the year ended June 30, 2018; an increase of $759, or 5.6%, from $13,478 for the year ended June 30, 2017.

Salaries and employee benefit expenses increased by $556, or 7.8%, during the fiscal year ended June 30, 2018 mainly due to an increase in salary and incentive expenses.

Professional and director fees decreased by $85, or 14.0%, during the 2018 fiscal year from the same period last year primarily as a result of a decrease in legal and consulting fees.

Loan and collection expenses decreased by $38, or 24.5%, during the 2018 fiscal year from the same period last year primarily as a result of a reduction in collection expenses.

Marketing and advertising expenses increased by $41, or 15.4%, during the 2018 fiscal year from the same period last year primarily due to an increase in advertising and promotional campaigns initiated to attract core deposit customers.

Income Tax Expense. Income tax expense totaled $1,149 and $641 and the effective tax rates were 24.3% and 17.6% for the years ended June 30, 2018 and 2017, respectively. Income tax expense and the effective tax rate was higher in the 2018 fiscal year period compared to the same prior year period primarily due to the enactment of the Tax Act and increased income before income taxes. The enactment of the Tax Act required the Corporation to revalue its deferred tax assets and liabilities based upon the lower enacted federal corporate income tax rate at which the Corporation expects to recognize the benefit. During the three months ended December 31, 2017 a one-time income tax expense of $348 was recorded in conjunction with writing down its net deferred tax assets. The Tax Act lowered the federal corporate tax rate beginning on January 1, 2018. As a result, the Corporation utilized a blended tax rate for its fiscal year ending June 30, 2018. In addition, the effective tax rate differs from the federal statutory rate as a result of tax-exempt income from obligations of states and political subdivisions, loans and earnings on bank owned life insurance.

Financial Condition

Total assets at June 30, 2018 were $502,619 compared to $457,883 at June 30, 2017, an increase of $44,736, or 9.8%. The growth in total assets was mainly attributed to an increase of $45,642, or 16.7%, in total loans. This growth was primarily funded by an increase in total deposits.

Securities. Total securities increased by $1,707 to $148,052 at June 30, 2018, of which $144,028 were classified as available-for-sale and $4,024 were classified as held-to-maturity. The securities portfolio is mainly comprised of residential mortgage-backed securities and collateralized mortgage obligations issued by Fannie Mae, Freddie Mac and Ginnie Mae, state and political subdivisions and obligations of government-sponsored enterprises.

The following tables summarize the amortized cost and fair value of available-for-sale securities at June 30, 2018 and 2017 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income or loss:

Available-for-sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2018
Obligations of U.S. government-sponsored entities and agencies	$16,488	$6	$(372)	$16,122
Obligations of state and political subdivisions	56,964	339	(713)	56,590
Mortgage-backed securities - residential	65,062	6	(1,660)	63,408
Mortgage-backed securities - commercial	1,432	—	(17)	1,415
Collateralized mortgage obligations	5,973	9	(216)	5,766
Pooled trust preferred security	178	549	—	727
Total available-for-sale securities	$146,097	$909	$(2,978)	$144,028

Available-for-sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2017
Obligations of U.S. government-sponsored entities and agencies	$12,571	$90	$(74)	$12,587
Obligations of state and political subdivisions	56,824	890	(254)	57,460
Mortgage-backed securities - residential	64,092	184	(438)	63,838
Mortgage-backed securities - commercial	1,459	—	(1)	1,458
Collateralized mortgage obligations	6,310	1	(100)	6,211
Pooled trust preferred security	155	377	—	532
Total available-for-sale securities	$141,411	$1,542	$(867)	$142,086

 The following tables summarize the amortized cost and fair value of held-to-maturity securities at June 30, 2018 and 2017 and the corresponding gross unrecognized gains and losses:

Held-to-maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
June 30, 2018
Obligations of state and political subdivisions	$4,024	$24	$—	$4,048
Total held-to-maturity securities	$4,024	$24	$—	$4,048

Held-to-maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
June 30, 2017
Obligations of state and political subdivisions	$4,259	$73	$(3)	$4,329
Total held-to-maturity securities	$4,259	$73	$(3)	$4,329

The following tables summarize the amounts and distribution of the Corporation’s securities held and the weighted average yields as of June 30, 2018:

	Amortized Cost	Fair Value	Average Yield / Cost
Available-for-sale
Obligations of government-sponsored entities:
Over 1 year through 5 years	$9,375	$9,205	2.25%
Over 5 years through 10 years	7,113	6,917	2.68
Total obligations of government-sponsored entities	16,488	16,122	2.44
Obligations of state and political subdivisions:
3 Months or less	1,346	1,348	3.83
Over 3 months through 1 year	1,742	1,749	3.40
Over 1 year through 5 years	11,412	11,440	2.90
Over 5 years through 10 years	20,349	20,318	3.27
Over 10 years	22,115	21,735	3.26
Total obligations of state and political subdivisions	56,964	56,590	3.21
Mortgage-backed securities - residential:
Over 3 months through 1 year
Over 1 year through 5 years	42,140	40,940	2.18
Over 5 years through 10 years	22,922	22,468	2.86
Total mortgage-backed securities - residential	65,062	63,408	2.42
Mortgage-backed securities - commercial:
Over 1 year through 5 years	1,432	1,415	1.97
Total mortgage-backed securities - commercial	1,432	1,415	1.97
Collateralized mortgage obligations:
Over 3 months through 1 year
Over 1 year through 5 years	4,068	3,908	1.86
Over 5 years through 10 years	1,905	1,858	2.89
Total collateralized mortgage obligations	5,973	5,766	2.19
Pooled trust preferred security	178	727	32.10
Total available-for-sale securities	$146,097	$144,028	2.75%

	Amortized Cost	Fair Value	Average Yield / Cost
Held-to-maturity
Obligations of state and political subdivisions:
Over 5 years through 10 years	$527	$527	2.91%
Over 10 years	3,497	3,521	2.38
Total held-to-maturity securities	$4,024	$4,048	2.45%

The weighted average interest rates are based on coupon rates for securities purchased at par value and on effective yields considering amortization or accretion if the securities were purchased at a premium or discount. The weighted average yield on tax-exempt obligations has been calculated on a tax equivalent basis. Average yields are based on amortized cost balances. The effective yield on the pooled trust preferred security was 32.10% due to the other-than-temporary impairment charges taken in prior years which reduced the amortized cost along with principal and interest payments being received during the 2018 fiscal year.

At June 30, 2018, there were no holdings of securities of any one issuer, other than the U.S. government-sponsored entities and agencies, with an aggregate book value which exceeds 10% of shareholders’ equity.

Loans. Loan receivables increased by $45,642 to $318,509 at June 30, 2018 compared to $272,867 at June 30, 2017. Loan demand increased, particularly in the commercial and commercial real estate segments, principally as a result of increased calling efforts within and around the surrounding markets of the Bank’s branch locations and the loan production office.

Major classifications of loans, net of deferred loan fees and costs, were as follows as of June 30:

	2018	2017
Commercial	$60,953	$46,336
Commercial real estate:
Construction	5,375	5,588
Other	182,966	157,861
1-4 Family residential real estate:
Owner occupied	47,683	41,581
Non-owner occupied	15,480	14,377
Construction	1,187	1,993
Consumer loans	4,865	5,131
Total loans	$318,509	$272,867

The following is a schedule of contractual maturities and repayments of 1-4 family residential real estate construction, commercial and commercial real estate loans, as of June 30, 2018:

Due in one year or less	$20,860
Due after one year but within five years	31,575
Due after five years	198,046
Total	$250,481

The following is a schedule of fixed and variable rate 1-4 family residential real estate construction, commercial and commercial real estate loans due after one year (variable rate loans are those loans with floating or adjustable interest rates) as of June 30, 2018:

	Fixed Interest Rates	Variable Interest Rates
Total 1-4 family residential real estate construction, commercial and commercial real estate loans due after one year	$96,164	$133,457

Foreign Outstandings. There were no foreign outstandings during the periods presented. There are no concentrations of loans greater than 10% of total loans, which are not otherwise disclosed as a category of loans.

Allowance for Loan Losses. The allowance for loan losses balance and the provision charged to expense are judgmentally determined by management based upon a periodic review of the loan portfolio, an analysis of impaired loans, past loan loss experience, current economic conditions, collateral value assumptions for collateral-dependent loans and various other circumstances which are subject to change over time. Probable incurred losses are estimated by stratifying the total loan portfolio into pools of homogenous loans by occupancy, collateral type and loan purpose and applying the Bank’s historical loss ratio, increased for more recent trends in loss experience, to each loan pool. Also, local unemployment rates are monitored and additional reserves are applied to all loans that are not assigned a specific reserve if there is an increase in the local unemployment rate. Specific reserves are determined by management’s review of delinquent loans, impaired loans, non-accrual loans, loans classified as substandard, watch list loans, loans to industries experiencing economic difficulties and other selected large loans. The collectability of these loans is evaluated after considering the current financial position of the borrower, the estimated market value of the collateral, guarantees and the Corporation’s collateral position versus other creditors. Judgments, which are necessarily subjective, as to the probability of loss and the amount of such loss, are formed on these loans, as well as other loans in the aggregate.

Failure to receive principal and interest payments when due on any loan results in efforts to restore such loan to a current status. Loans are classified as non-accrual when, in the opinion of management, full collection of principal and accrued interest is not expected. The loans must be brought and kept current for six sustained payments before being considered for removal from non-accrual status. Commercial and commercial real estate loans are classified as impaired if management determines that full collection of principal and interest, in accordance with the terms of the loan documents, is not probable. If a loan is impaired, a portion of the allowance is allocated so the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected from the collateral. Loans are evaluated for impairment when payments are delayed, typically 90 days or more, or when it is probable that not all principal and interest amounts will be collected according to the original terms of the loan. As of June 30, 2018, impaired loans totaled $2,060, of which $1,090 are included in non-accrual loans. Continued unsuccessful collection efforts generally lead to initiation of foreclosure or other legal proceedings.

The following schedule summarizes non-accrual, past due, impaired and restructured loans for the years ended June 30:

	2018	2017
Non-accrual loans	$1,090	$1,187
Accruing loans past due 90 days or more	—	—
Total non-performing loans	$1,090	$1,187
Other real estate owned	—	71
Total non-performing assets	$1,090	$1,258
Impaired loans	$2,060	$2,234
Accruing restructured loans	$971	$1,082

The non-performing loans are either in the process of foreclosure or efforts are being made to work with the borrower to bring the loan current. Properties acquired by the Corporation as a result of foreclosure, or by deed in lieu of foreclosure, are classified as “other real estate owned” until they are sold or otherwise disposed of.

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

The following table summarizes the Corporation’s loan loss experience, and provides a breakdown of the charge-off, recovery and other activity for the years ended June 30:

	2018	2017
Allowance for loan losses at beginning of year	$3,086	$3,566
Loans charged off:
Commercial	—	6
Commercial real estate	4	1,061
1-4 Family residential real estate	33	44
Consumer loans	24	37
Total charge offs	61	1,148
Recoveries:
Commercial	17	1
Commercial real estate	41	—
1-4 Family residential real estate	14	38
Consumer loans	15	33
Total recoveries	87	72
Net charge-offs (recoveries)	(26)	1,076
Provision for loan losses charged to operations	310	596
Allowance for loan losses at end of year	$3,422	$3,086

The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios:

	Allocation of the Allowance for Loan Losses
	Allowance Amount	% of Loan Type to Total Loans	Allowance Amount	% of Loan Type to Total Loans
	June 30, 2018		June 30, 2017
Commercial	$586	19.1%	$518	17.0%
Commercial real estate loans	2,277	59.2	2,038	59.9
1-4 Family residential real estate	499	20.2	473	21.2
Consumer loans	60	1.5	57	1.9
Total	$3,422	100.0%	$3,086	100.0%

While management’s periodic analysis of the adequacy of the allowance for loan loss may allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-off that may occur.

Funding Sources. Total deposits increased by $55,492, or 14.8%, from $374,471 at June 30, 2017 to $429,963 at June 30, 2018. During the quarter ended June 30, 2018, the nature of some of our public fund deposit account relationships changed. As a result, $21,163 in public funds previously reported as short-term borrowings are now reported as deposit accounts. If not for this change, deposits would have increased by $34,329, or 9.2%, for the 12-month period ended June 30, 2018 compared to June 30, 2017. For the fiscal year ended June 30, 2018, interest bearing demand deposits increased by $27,176, or 50.2%, time deposits increased by $12,030, or 18.1%, savings deposits increased by $11,050, or 7.3% and noninterest-bearing demand deposits increased by $5,236, or 5.1% from the same prior year period. The increases in noninterest-bearing demand, savings and time deposits is primarily from business and public fund customer relationships as a result of the continued focus on attracting low cost core deposit account relationships and from the opening of the new branch location in Jefferson, Ohio.

Short-term borrowings decreased by $10,619, or 44.3%, from $23,986 at June 30, 2017 to $13,367 at June 30, 2018. As mentioned in the preceding paragraph, short-term borrowings declined primarily as a result of public fund sweep repurchase agreements that were previously reported as short-term borrowings are now reported as deposit accounts. This decline was partially offset by an $8,881 increase in federal funds purchased.

The following is a schedule of average deposit amounts and average rates paid on each category for the periods included:

	Years Ended June 30,
	2018		2017
	Amount	Rate	Amount	Rate
Noninterest-bearing demand deposit	$109,675	—	$103,017	—
Interest-bearing demand deposit	57,272	0.20%	49,832	0.15%
Savings	155,000	0.23	141,279	0.13
Certificates and other time deposits	71,404	1.04	66,761	0.79
Total	$393,351	0.31%	$360,889	0.22%

The following table summarizes time deposits issued in amounts of $100 or more as of June 30, 2018 by time remaining until maturity:

Maturing in:
Under 3 months	$3,090
Over 3 to 6 months	8,181
Over 6 to 12 months	7,366
Over 12 months	20,786
Total	$39,423

See Note 6—Short-Term Borrowings to the Consolidated Financial Statements, for information concerning short-term borrowings.

Capital Resources

Total shareholders’ equity increased by $226 from $43,535 at June 30, 2017 to $43,761 at June 30, 2018. The increase was primarily the result of $3,581 of net income for the current fiscal year. This increase was partially offset by a net reduction of $2,080 in accumulated other comprehensive income from a shift in unrealized gains on the mark-to-market of available-for-sale securities to net unrealized losses and cash dividends paid of $1,351.

At June 30, 2018, management believes the Bank complied with all regulatory capital requirements. Based on the Bank’s computed regulatory capital ratios, the OCC has determined the Bank to be well capitalized under the Federal Deposit Insurance Act as of its latest exam date. The Bank’s actual and required capital amounts are disclosed in Note 11-Regulatory Matters to the Consolidated Financial Statements. Management is not aware of any matters occurring subsequent to that exam that would cause the Bank’s capital category to change.

Liquidity

Management considers the asset position of the Bank to be sufficiently liquid to meet normal operating needs and conditions. The Bank’s earning assets are divided primarily between loans and available-for-sale securities, with any excess funds placed in federal funds sold or interest-bearing deposit accounts with other financial institutions.

Net cash inflows from operating activities for the 2018 fiscal year were $5,851 and net cash inflows from financing activities were $42,958. Net cash outflows from investing activities were $50,949. The major sources of cash were a $55,492 net increase in deposits and an $18,262 net increase from sales, maturities or principal pay downs on available-for-sale securities. The major uses of cash were a $45,869 net increase in loans and the $23,878 purchase of available-for-sale securities. Total cash and cash equivalents were $7,772 as of June 30, 2018 compared to $9,912 at June 30, 2017.

The Bank groups its loan portfolio into four major categories: commercial loans; commercial real estate loans; 1-4 family residential real estate loans; and consumer loans. The Bank’s 1-4 family residential real estate loan portfolio primarily consists of fixed and variable rate mortgage loans for terms generally not longer than thirty years and variable rate home equity lines of credit. Commercial and commercial real estate loans are comprised of both variable rate notes subject to interest rate changes based on the prime rate or Treasury index, and fixed rate notes having maturities of generally not greater than twenty years. Consumer loans offered by the Bank are generally written for periods of up to seven years, based on the nature of the collateral. These may be either installment loans having regular monthly payments or demand type loans for short periods of time.

Funds not allocated to the Bank’s loan portfolio are invested in various securities having diverse maturity schedules. A majority of the Bank’s securities are held in obligations of U.S. Government-sponsored entities, mortgage-backed securities, and investments in tax-exempt municipal bonds.

The Bank offers several forms of deposit products to its customers. We believe the rates offered by the Bank and the fees charged for them are competitive with others currently available in the market area. While the Bank continues to be under competitive pressures in the Bank’s market area as financial institutions attempt to attract and keep new deposits, we believe many commercial and retail customers have been continuing to turn to community banks. Compared to our peers, the Corporation’s core deposits consist of a larger percentage of noninterest-bearing demand deposits resulting in the cost of funds remaining at a low level of 0.52%.

Jumbo time deposits (those with balances of $250 and over) were $23,018 and $14,252 at June 30, 2018 and 2017, respectively. These deposits are monitored closely by the Bank and typically priced on an individual basis. When these deposits are from a municipality, certain bank-owned securities are pledged to guarantee the safety of these public fund deposits as required by Ohio law. The Corporation has the option to use a fee paid broker to obtain deposits from outside its normal service area as an additional source of funding. However, these deposits are not relied upon as a primary source of funding.

Dividends from the Bank are the primary source of funds for payment of dividends to our shareholders. However, there are statutory limits on the amount of dividends the Bank can pay without regulatory approval. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. Additionally, the Bank may not declare or pay any dividend if, after making the dividend, the Bank would be “undercapitalized,” as defined in the federal regulations. As of June 30, 2018, the Bank could, without prior approval, declare a dividend of approximately $4,448.

Impact of Inflation and Changing Prices

The financial statements and related data presented herein have been prepared in accordance with U.S. generally accepted accounting principles, which require the measurement of financial position and results of operations primarily in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all the assets and liabilities of the Corporation are monetary in nature. Therefore, as a financial institution, interest rates have a more significant impact on the Corporation’s performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. The liquidity, maturity structure and quality of the Corporation’s assets and liabilities are critical to the maintenance of acceptable performance levels.

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

Presented below is a discussion of the accounting policies that management believes are the most important to the portrayal and understanding of the Corporation’s financial condition and results of operations. These policies require management’s most difficult, subjective and complex judgments about matters that are inherently uncertain. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood. Also, see Note 1-Summary of Significant Accounting Policies to the Consolidated Financial Statements for additional information related to significant accounting policies.

Allowance for Loan Losses. Management periodically reviews the loan portfolio to establish an estimated allowance for loan losses (allowance) that are probable as of the respective reporting date. Additions to the allowance are charged against earnings for the period as a provision for loan losses. Actual loan losses are charged against the allowance when management believes the collection of principal will not occur. Unpaid interest for loans placed on non-accrual status is reversed against current interest income.

The allowance is regularly reviewed by management to determine whether the amount is considered adequate to absorb probable incurred losses. If not, an additional provision is made to increase the allowance. This evaluation includes specific loss estimates on certain individually reviewed loans, loss estimates for loan groups or pools based on historical loss experience and general loss estimates based upon the size, quality, and concentration characteristics of the various loan portfolios, adverse situations that may affect a borrower’s ability to repay, and current economic and industry conditions, among other things. The allowance is also subject to periodic examination by regulators whose review includes a determination as to its adequacy to absorb probable incurred losses.

Those judgments and assumptions that are most critical to the application of this accounting policy are the initial and on-going credit-worthiness of the borrower, the amount and timing of future cash flows of the borrower that are available for repayment of the loan, the sufficiency of underlying collateral, the enforceability of third-party guarantees, the frequency and subjectivity of loan reviews and risk grading, emerging or changing trends that might not be fully captured in the historical loss experience, and charges against the allowance for actual losses that are greater than previously estimated. These judgments and assumptions are dependent upon or can be influenced by a variety of factors, including the breadth and depth of experience of lending officers, credit administration and the loan review staff that periodically review the status of the loan, changing economic and industry conditions, changes in the financial condition of the borrower, and changes in the value and availability of the underlying collateral and guarantees.

While we strive to reflect all known risk factors in our evaluations, judgment errors may occur. If different assumptions or conditions were to prevail, the amount and timing of interest income and loan losses could be materially different. These factors are most pronounced during economic downturns. Since, as described above, so many factors can affect the amount and timing of losses on loans, it is difficult to predict, with any degree of certainty, the affect on income if different conditions or assumptions were to prevail.

Contractual Obligations, Commitments and Contingent Liabilities

The following table presents, as of June 30, 2018, the Corporation’s significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	Note Reference	2019	2020	2021	2022	2023	Thereafter	Total
Certificates of deposit	5	$37,984	$24,575	$6,261	$7,528	$1,472	$721	$78,541
Short-term borrowings	6	13,367	—	—	—	—	—	13,367
Federal Home Loan advances	7	2,056	1,500	1,500	1,700	5,000	—	11,756
Salary continuation plan	8	77	146	146	146	146	1,660	2,321
Operating leases	4	83	85	78	71	65	—	382
Deposits without maturity		—	—	—	—	—	—	351,422

Note 12-Commitments with Off-Balance Sheet Risk to the Consolidated Financial Statements discusses in greater detail other commitments and contingencies and the various obligations that exist under those agreements. These commitments and contingencies consist primarily of commitments to extend credit to borrowers under lines of credit.

Off-Balance Sheet Arrangements

At June 30, 2018, the Corporation had no unconsolidated, related special purpose entities, nor did the Corporation engage in derivatives and hedging contracts, such as interest rate swaps, which may expose the Corporation to liabilities greater than the amounts recorded on the consolidated balance sheet. The Corporation’s investment policy prohibits engaging in derivative contracts for speculative trading purposes; however, in the future, the Corporation may pursue certain contracts, such as interest rate swaps, to execute a sound and defensive interest rate risk management policy.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for Smaller Reporting Companies.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of Consumers Bancorp, Inc.

Minerva, Ohio

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Consumers Bancorp, Inc. (the "Company") as of June 30, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the PCAOB. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion in accordance with the standards of the PCAOB.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Crowe LLP

Crowe LLP

We have served as the Company’s auditor since 1998.

Cleveland, Ohio

September 12, 2018

CONSOLIDATED BALANCE SHEETS

As of June 30, 2018 and 2017

(Dollar amounts in thousands, except per share data)

	2018	2017
ASSETS:
Cash on hand and noninterest-bearing deposits in financial institutions	$7,615	$9,439
Federal funds sold and interest-bearing deposits in financial institutions	157	473
Total cash and cash equivalents	7,772	9,912
Certificate of deposits in financial institutions	2,973	3,921
Securities, available-for-sale	144,028	142,086
Securities, held-to-maturity (fair value 2018 $4,048 and 2017 $4,329)	4,024	4,259
Federal bank and other restricted stocks, at cost	1,459	1,425
Loans held for sale	1,448	1,252
Total loans	318,509	272,867
Less allowance for loan losses	(3,422)	(3,086)
Net loans	315,087	269,781
Cash surrender value of life insurance	9,335	9,065
Premises and equipment, net	13,315	13,398
Accrued interest receivable and other assets	3,178	2,784
Total assets	$502,619	$457,883

LIABILITIES:
Deposits:
Noninterest-bearing demand	$107,919	$102,683
Interest bearing demand	81,299	54,123
Savings	162,204	151,154
Time	78,541	66,511
Total deposits	429,963	374,471
Short-term borrowings	13,367	23,986
Federal Home Loan Bank advances	11,756	12,320
Accrued interest payable and other liabilities	3,772	3,571
Total liabilities	458,858	414,348
Commitments and contingent liabilities (Note 12)

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value; 350,000 shares authorized	—	—
Common shares, no par value; 3,500,000 shares authorized; 2,854,133 shares issued as of June 30, 2018 and 2017	14,630	14,630
Retained earnings	32,342	30,122
Treasury stock, at cost (124,489 and 130,606 common shares at June 30, 2018 and 2017, respectively)	(1,576)	(1,662)
Accumulated other comprehensive income (loss)	(1,635)	445
Total shareholders’ equity	43,761	43,535
Total liabilities and shareholders’ equity	$502,619	$457,883

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

Years Ended June 30, 2018 and 2017

(Dollar amounts in thousands, except per share data)

	2018	2017
Interest income:
Loans, including fees	$13,937	$12,333
Federal funds sold and interest-bearing deposits in financial institutions	151	122
Securities, taxable	1,997	1,678
Securities, tax-exempt	1,472	1,434
Total interest and dividend income	17,557	15,567
Interest expense:
Deposits	1,210	792
Short-term borrowings	240	90
Federal Home Loan Bank advances	221	226
Total interest expense	1,671	1,108
Net interest income	15,886	14,459
Provision for loan losses	310	596
Net interest income after provision for loan losses	15,576	13,863

Other income:
Service charges on deposit accounts	1,200	1,245
Debit card interchange income	1,333	1,161
Bank owned life insurance income	270	246
Gain on sale of mortgage loans	367	258
Securities gains, net	33	209
Loss on disposition of other real estate owned	(2)	(35)
Other	190	166
Total other income	3,391	3,250

Other expenses:
Salaries and employee benefits	7,692	7,136
Occupancy and equipment	1,867	1,888
Data processing expenses	601	583
Professional and director fees	523	608
Federal Deposit Insurance Corporation assessments	168	175
Franchise taxes	343	336
Marketing and advertising	308	267
Loan and collection expenses	117	155
Telephone and communications	307	305
Debit card processing expenses	754	636
Other	1,557	1,389
Total other expenses	14,237	13,478
Income before income taxes	4,730	3,635
Income tax expense	1,149	641
Net income	$3,581	$2,994
Basic and diluted earnings per share	$1.31	$1.10

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended June 30, 2018 and 2017

(Dollar amounts in thousands, except per share data)

	2018	2017

Net income	$3,581	$2,994

Other comprehensive income, net of tax:
Net change in unrealized losses:
Unrealized losses arising during the period	(2,711)	(2,737)
Reclassification adjustment for gains included in income	(33)	(209)
Net unrealized loss	(2,744)	(2,946)
Income tax effect	650	1,002
Other comprehensive loss	(2,094)	(1,944)
Total comprehensive income	$1,487	$1,050

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended June 30, 2018 and 2017

(Dollar amounts in thousands, except per share data)

	Common Shares	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, June 30, 2016	$14,630	$28,432	$(1,658)	$2,389	$43,793
Net income		2,994			2,994
Other comprehensive loss				(1,944)	(1,944)
231 Dividend reinvestment plan shares associated with expired and forfeited restricted stock awards retired to treasury		4	(4)		—
Cash dividends declared ($0.48 per share)		(1,308)			(1,308)
Balance, June 30, 2017	$14,630	$30,122	$(1,662)	$445	$43,535
Net income		3,581			3,581
Other comprehensive loss				(2,094)	(2,094)
Reclassification of disproportionate income tax effects		(14)		14	—
6,321 shares issued associated with stock awards			90		90
204 Dividend reinvestment plan shares associated with expired and forfeited restricted stock awards retired to treasury		4	(4)		—
Cash dividends declared ($0.495 per share)		(1,351)			(1,351)
Balance, June 30, 2018	$14,630	$32,342	$(1,576)	$(1,635)	$43,761

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30, 2018 and 2017

(Dollar amounts in thousands, except per share data)

	2018	2017
Cash flows from operating activities:
Net income	$3,581	$2,994
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	771	781
Securities amortization and accretion, net	963	1,087
Provision for loan losses	310	596
(Gain) loss on disposal of fixed assets	(6)	2
Loss on disposition or direct write-down of other real estate owned	2	35
Net gain on sale of loans	(367)	(258)
Deferred income tax expense	462	128
Gain on sale of securities	(33)	(209)
Origination of loans held for sale	(22,336)	(24,379)
Proceeds from loans held for sale	22,760	24,775
Increase in cash surrender value of life insurance	(270)	(246)
Change in other assets and other liabilities	14	73
Net cash flows from operating activities	5,851	5,379

Cash flows from investing activities:
Securities available-for-sale:
Purchases	(23,878)	(41,752)
Maturities, calls and principal pay downs	15,618	21,869
Proceeds from sales of available-for-sale securities	2,644	7,342
Securities held-to-maturity:
Purchases	—	(1,000)
Principal pay downs	235	235
Net decrease in certificates of deposit with other financial institutions	948	1,985
Purchase of Federal Home Loan Stock	(34)	(29)
Net increase in loans	(45,869)	(18,120)
Purchase of Bank owned life insurance	—	(2,000)
Acquisition of premises and equipment	(688)	(598)
Disposal of premises and equipment	6	2
Proceeds from sale of other real estate owned	69	7
Net cash flows from investing activities	(50,949)	(32,059)

Cash flows from financing activities:
Net increase in deposit accounts	55,492	27,823
Proceeds from Federal Home Loan Bank advances	2,700	19,325
Repayments of Federal Home Loan Bank advances	(3,264)	(24,286)
Change in short-term borrowings	(10,619)	4,857
Dividends paid	(1,351)	(1,308)
Net cash flows from financing activities	42,958	26,411
Decrease in cash and cash equivalents	(2,140)	(269)
Cash and cash equivalents, beginning of year	9,912	10,181
Cash and cash equivalents, end of year	$7,772	$9,912

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018 and 2017

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

Cash Flows: Cash and cash equivalents include cash, deposits with other financial institutions with original maturities of less than 90 days and federal funds sold.  Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions and short-term borrowings. Additional cash flow information was as follows:

	Year Ended June 30,
	2018	2017
Cash paid for interest	$1,643	$1,108
Cash paid for Federal income taxes	730	300
Non-cash transactions:
Transfer from loans to repossessed assets	—	113
Transfer from loans held for sale to portfolio	253	342
Issuance of treasury stock for stock awards	90	—
Expired and forfeited dividend reinvestment plan shares associated with restricted stock awards that were retired to treasury stock	4	4

Interest–Bearing Deposits in Other Financial Institutions: Interest-bearing deposits in other financial institutions mature within one year and are carried at cost.

Certificates of Deposit in Financial Institutions: Certificates of deposit in other financial institutions are carried at cost.

Cash Reserves: The Bank is required to maintain cash on hand and noninterest-bearing balances on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing requirements. The required reserve balance at June 30, 2018 and 2017 was $329 and $304, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management evaluates securities for other-than-temporary impairment (OTTI) at least on a quarterly basis and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or whether it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings.

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

A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans, for which the terms have been modified, resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

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

The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Corporation over the most recent two-year or three-year period, depending on loan segment. This actual loss experience is supplemented with economic and other factors based on the risks present for each portfolio segment. These factors include consideration of the following: levels of and trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures and practices; experience, ability and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. The following portfolio segments have been identified:

Commercial: Commercial loans are made for a wide variety of general business purposes, including financing for equipment, inventories and accounts receivable. The term of each commercial loan varies by its purpose. Commercial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and prudently expand its business. Current and projected cash flows are evaluated to determine the ability of the borrower to repay their obligations as agreed. Commercial loans are primarily made based on the identified cash flows of the borrower and secondarily made based on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and usually incorporate a personal guarantee; however, some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The commercial loan portfolio includes loans to a wide variety of corporations and businesses across many industrial classifications in the areas where the Bank operates.

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

1-4 Family Residential Real Estate: Residential real estate loans are secured by one to four family residential properties and include both owner occupied, non-owner occupied and home equity loans. Credit approval for residential real estate loans requires demonstration of sufficient income to repay the principal and interest and the real estate taxes and insurance, stability of employment, an established credit record and an appropriately appraised value of the real estate securing the loan that generally requires that the residential real estate loan amount be no more than 85% of the purchase price or the appraised value of the real estate securing the loan unless the borrower provides private mortgage insurance.

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

Transfers of Financial Assets:  Transfers of financial assets are accounted for as sales when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Corporation, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Corporation does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

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

Cash Surrender Value of Life Insurance: The Bank has purchased single-premium life insurance policies to insure the lives of current and former participants in the salary continuation plan. As of June 30, 2018, the Bank had policies with total death benefits of $19,776 and total cash surrender values of $9,335. As of June 30, 2017, the Bank had policies with total death benefits of $19,728 and total cash surrender values of $9,065. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. Tax-exempt income is recognized from the periodic increases in cash surrender value of these policies.

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

Income Taxes: The Corporation files a consolidated federal income tax return. Income tax expense is the sum of the current-year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. The Corporation applies a more likely than not recognition threshold for all tax uncertainties in accordance with U.S. generally accepted accounting principles. A tax position is recognized as a benefit only if it is more likely than not that the position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit greater than 50% likely of being realized on examination. The Corporation recognizes interest and/or penalties related to income tax matters in income tax expense.

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

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are such matters that will have a material effect on the Corporation’s financial statements.

Fair Value of Financial Instruments: Fair value of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 13 of the Consolidated Financial Statements. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, discounted cash flows, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Dividend Restrictions: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the holding company or by the holding company to shareholders.

Reclassifications: Certain reclassifications have been made to the June 30, 2017 financial statements to be comparable to the June 30, 2018 presentation. The reclassifications had no impact on prior year net income or shareholders’ equity.

Recently Issued Accounting Pronouncements Not Yet Effective: In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU creates a new topic, Topic 606, to provide guidance on revenue recognition for entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additional disclosures are required to provide quantitative and qualitative information regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance is effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2017. Most of the Corporation’s revenue is derived from loans and financial instruments, which is not part of the scope of this ASU. The adoption of this guidance on July 1, 2018 did not have a material impact on the Corporation's financial statements; however, the adoption of this standard will result in additional disclosures beginning with the first quarter of fiscal year 2019 Form 10-Q.

In January 2016, FASB issued ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The main provisions of ASU 2016-01 address the valuation and impairment of certain equity investments along with simplified disclosures about those investments. For equity securities, the guidance requires equity investments to be measured at fair value with changes in fair value recognized in net income. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of ASU 2016-01 on July 1, 2018 did not have a material impact on the Corporation's financial statements.

In June 2016, FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  This ASU adds a new Topic 326 to the codification and removes the thresholds that companies apply to measure credit losses on financial instruments measured at amortized cost, such as loans, receivables, and held-to-maturity debt securities. Under current U.S. generally accepted accounting principles, companies generally recognize credit losses when it is probable that the loss has been incurred. The revised guidance will remove all current loss recognition thresholds and will require companies to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the corporation expects to collect over the instrument’s contractual life. ASU 2016-13 also amends the credit loss measurement guidance for available-for-sale debt securities and beneficial interests in securitized financial assets. The guidance in ASU 2016-13 is effective for “public business entities,” as defined, that are SEC filers for fiscal years and for interim periods within those fiscal years beginning after December 15, 2019. Early adoption of the guidance is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Management is currently evaluating the impact of the adoption of this guidance on the Corporation’s consolidated financial statements and are in the midst of gathering critical data to evaluate the impact. However, it is too early to estimate the impact.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842). This ASU will require all organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Additional qualitative and quantitative disclosures will be required so that users can understand more about the nature of an entity’s leasing activities. The new guidance is effective for annual reporting periods and interim reporting periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted. Management is currently evaluating the impact of the adoption of this guidance on the Corporation’s consolidated financial statements and expects to recognize an increase in other assets and other liabilities for the rights and obligations created by leasing of branch offices. Management also expects minimal impact in the income statement with respect to occupancy expense related to leases.

In March 2017, FASB issued ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs: Premium Amortization on Purchased Callable Debt Securities. This ASU amends the guidance related to amortization for certain callable debt securities held at a premium, requiring the premium to be amortized to the earliest call date. The adoption of ASU 2017-08 will not have a material impact on the Corporation’s financial statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU was issued in response to the U.S. federal government enacting the Tax Cuts and Jobs Act of 2017. The ASU will require reclassifying certain income tax effects from accumulated other comprehensive income to retained earnings. The amount of that reclassification is the difference between the amount initially charged or credited directly to other comprehensive income at the previously enacted U.S. federal corporate income tax rate that remains in accumulated other comprehensive income and the amount that would have been charged or credited directly to other comprehensive income using the newly enacted 21.0% U.S. federal corporate income tax rate, excluding the effect of any valuation allowance previously charged to income from continuing operations. The new guidance is effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted. The Corporation adopted this ASU as of March 2018, which resulted in a $14 reclassification between retained earnings and accumulated other comprehensive income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2—SECURITIES

The following table summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at June 30, 2018 and 2017 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses:

Available-for-sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2018
Obligations of U.S. government-sponsored entities and agencies	$16,488	$6	$(372)	$16,122
Obligations of state and political subdivisions	56,964	339	(713)	56,590
U.S. Government-sponsored mortgage-backed securities - residential	65,062	6	(1,660)	63,408
U.S. Government-sponsored mortgage-backed securities - commercial	1,432	—	(17)	1,415
U.S. Government-sponsored collateralized mortgage obligations - residential	5,973	9	(216)	5,766
Pooled trust preferred security	178	549	—	727
Total available-for-sale securities	$146,097	$909	$(2,978)	$144,028

Held-to-maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
June 30, 2018
Obligations of state and political subdivisions	$4,024	$24	$—	$4,048
Total held-to-maturity securities	$4,024	$24	$—	$4,048

Available-for-sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2017
Obligations of U.S. government-sponsored entities and agencies	$12,571	$90	$(74)	$12,587
Obligations of state and political subdivisions	56,824	890	(254)	57,460
U.S. Government-sponsored mortgage-backed securities - residential	64,092	184	(438)	63,838
U.S. Government-sponsored mortgage-backed securities - commercial	1,459	—	(1)	1,458
U.S. Government-sponsored collateralized mortgage obligations - residential	6,310	1	(100)	6,211
Pooled trust preferred security	155	377	—	532
Total available-for-sale securities	$141,411	$1,542	$(867)	$142,086

Held-to-maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
June 30, 2017
Obligations of state and political subdivisions	$4,259	$73	$(3)	$4,329
Total held-to-maturity securities	$4,259	$73	$(3)	$4,329

Proceeds from sales and calls of available-for-sale securities during fiscal year 2018 and fiscal year 2017 were as follows:

	2018	2017
Proceeds from sales and calls	$2,644	$14,255
Gross realized gains	40	213
Gross realized losses	7	4

The income tax provision related to these net realized gains amounted to $12 in fiscal year 2018 and $71 in fiscal year 2017. During the first quarter of fiscal year 2019, the pooled trust preferred security was sold for gross proceeds of $771.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and fair values of debt securities at June 30, 2018 by expected maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, collateralized mortgage obligations and the pooled trust preferred security are shown separately.

Available-for-sale	Amortized Cost	Fair Value
Due in one year or less	$3,087	$3,097
Due after one year through five years	20,787	20,645
Due after five years through ten years	27,462	27,235
Due after ten years	22,115	21,735
Total	73,451	72,712
U.S. Government-sponsored mortgage-backed and related securities	72,468	70,589
Pooled trust preferred security	178	727
Total	$146,097	$144,028

Held-to-maturity	Amortized Cost	Fair Value
Due after five years through ten years	$527	$527
Due after ten years	3,497	3,521
Total	$4,024	$4,048

Securities with a carrying value of approximately $71,673 and $55,932 were pledged at June 30, 2018 and 2017, respectively, to secure public deposits and commitments as required or permitted by law. At June 30, 2018 and 2017, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, with an aggregate book value greater than 10% of shareholders’ equity.

The following table summarizes the securities with unrealized and unrecognized losses at June 30, 2018 and 2017, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or more		Total
Available-for-sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2018
Obligations of U.S. government-sponsored entities and agencies	$12,400	$(224)	$2,747	$(148)	$15,147	$(372)
Obligations of states and political subdivisions	26,775	(369)	7,975	(344)	34,750	(713)
Mortgage-backed securities - residential	31,038	(581)	29,716	(1,079)	60,754	(1,660)
Mortgage-backed securities - commercial	1,415	(17)	—	—	1,415	(17)
Collateralized mortgage obligations - residential	—	—	4,821	(216)	4,821	(216)
Total temporarily impaired	$71,628	$(1,191)	$45,259	$(1,787)	$116,887	$(2,978)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Less than 12 Months		12 Months or more		Total
Available-for-sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

June 30, 2017
Obligations of U.S. government-sponsored entities and agencies	$4,336	$(74)	$—	$—	$4,336	$(74)
Obligations of states and political subdivisions	13,881	(241)	834	(13)	14,715	(254)
Mortgage-backed securities - residential	42,071	(391)	2,805	(47)	44,876	(438)
Mortgage-backed securities - commercial	1,458	(1)	—	—	1,458	(1)
Collateralized mortgage obligations - residential	5,417	(88)	654	(12)	6,071	(100)
Total temporarily impaired	$67,163	$(795)	$4,293	$(72)	$71,456	$(867)

	Less than 12 Months		12 Months or more		Total
Held-to-Maturity	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2017
Obligations of states and political subdivisions	$933	$(3)	$—	$—	$933	$(3)
Total temporarily impaired	$933	$(3)	$—	$—	$933	$(3)

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

As of June 30, 2018, the Corporation’s securities portfolio consisted of 264 available-for-sale and three held-to-maturity securities. There were 189 securities in an unrealized loss position at June 30, 2018, 68 of which were in a continuous loss position for twelve or more months. The unrealized losses within the securities portfolio were primarily attributed to a change in market rates. At June 30, 2018, all the mortgage-backed securities and collateralized mortgage obligations held by the Corporation were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Also, management monitors the financial condition of the individual municipal securities to ensure they meet minimum credit standards. Since the Corporation does not intend to sell these securities and it is not likely that the Corporation will be required to sell these securities at an unrealized loss position prior to any anticipated recovery in fair value, which may be maturity, management does not believe there is any OTTI related to these securities at June 30, 2018. Also, there was no OTTI recognized at June 30, 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3—LOANS

Major classifications of loans were as follows as of June 30:

	2018	2017
Commercial	$60,995	$46,380
Commercial real estate:
Construction	5,394	5,604
Other	183,383	158,225
1 – 4 Family residential real estate:
Owner occupied	47,433	41,411
Non-owner occupied	15,516	14,415
Construction	1,171	1,988
Consumer	4,873	5,138
Subtotal	318,765	273,161
Net Deferred loan fees and costs	(256)	(294)
Allowance for loan losses	(3,422)	(3,086)
Net loans	$315,087	$269,781

The following table presents the activity in the allowance for loan losses by portfolio segment for the year ending June 30, 2018:

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total

Allowance for loan losses:
Beginning balance	$518	$2,038	$473	$57	$3,086
Provision for loan losses	51	202	45	12	310
Loans charged-off	—	(4)	(33)	(24)	(61)
Recoveries	17	41	14	15	87
Total ending allowance balance	$586	$2,277	$499	$60	$3,422

The following table presents the activity in the allowance for loan losses by portfolio segment for the year ending June 30, 2017:

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total

Allowance for loan losses:
Beginning balance	$505	$2,518	$402	$141	$3,566
Provision for loan losses	18	581	77	(80)	596
Loans charged-off	(6)	(1,061)	(44)	(37)	(1,148)
Recoveries	1	—	38	33	72
Total ending allowance balance	$518	$2,038	$473	$57	$3,086

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2018. Included in the recorded investment in loans is $732 of accrued interest receivable.

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$29	$—	$—	$29
Collectively evaluated for impairment	586	2,248	499	60	3,393

Total ending allowance balance	$586	$2,277	$499	$60	$3,422

Recorded investment in loans:
Loans individually evaluated for impairment	$100	$1,562	$398	$—	$2,060
Loans collectively evaluated for impairment	60,979	187,191	64,135	4,876	317,181

Total ending loans balance	$61,079	$188,753	$64,533	$4,876	$319,241

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information related to loans individually evaluated for impairment by class of loans as of and for the year ended June 30, 2018:

	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized

With no related allowance recorded:
Commercial	$100	$100	$—	$111	$5	$5
Commercial real estate:
Other	1,330	1,330	—	1,102	17	17
1-4 Family residential real estate:
Owner occupied	101	101	—	71	—	—
Non-owner occupied	297	297	—	314	—	—
With an allowance recorded:
Commercial real estate:
Other	231	232	29	285	28	28
Total	$2,059	$2,060	$29	$1,883	$50	$50

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 The following table presents the recorded investment in non-accrual and loans past due over 90 days still on accrual by class of loans as of June 30, 2018 and 2017:

	June 30, 2018		June 30, 2017
		Loans Past Due		Loans Past Due
		Over 90 Days		Over 90 Days
		Still		Still
	Non-accrual	Accruing	Non-accrual	Accruing
Commercial	$—	$—	$368	$—
Commercial real estate:
Other	702	—	729	—
1 – 4 Family residential:
Owner occupied	90	—	90	—
Non-owner occupied	298	—	—	—
Total	$1,090	$—	$1,187	$—

Non-accrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the aging of the recorded investment in past due loans as of June 30, 2018 by class of loans:

	Days Past Due
	30 - 59 Days	60 - 89 Days	90 Days or Greater	Total Past Due	Loans Not Past Due	Total
Commercial	$—	$—	$—	$—	$61,079	$61,079
Commercial real estate:
Construction	—	—	—	—	5,386	5,386
Other	238	—	—	238	183,129	183,367
1-4 Family residential:
Owner occupied	11	—	80	91	47,738	47,829
Non-owner occupied	—	—	—	—	15,514	15,514
Construction	—	—	—	—	1,190	1,190
Consumer	7	—	—	7	4,869	4,876
Total	$256	$—	$80	$336	$318,905	$319,241

The above table of past due loans includes the recorded investment in non-accrual loans of $249 in the 30-59 days, $80 in the 90 days or greater category and $761 in the loans not past due category.

The following table presents the aging of the recorded investment in past due loans as of June 30, 2017 by class of loans:

	Days Past Due
	30 - 59 Days	60 - 89 Days	90 Days or Greater	Total Past Due	Loans Not Past Due	Total
Commercial	$—	$—	$35	$35	$46,402	$46,437
Commercial real estate:
Construction	—	—	—	—	5,596	5,596
Other	—	—	130	130	158,037	158,167
1-4 Family residential:
Owner occupied	13	—	74	87	41,605	41,692
Non-owner occupied	—	—	—	—	14,416	14,416
Construction	—	—	—	—	1,996	1,996
Consumer	22	—	—	22	5,122	5,144
Total	$35	$—	$239	$274	$273,174	$273,448

The above table of past due loans includes the recorded investment in non-accrual loans of $239 in the 90 days or greater category and $948 in the loans not past due category.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Troubled Debt Restructurings (TDR):

The Corporation has certain loans that have been modified in order to maximize collection of loan balances. A modified loan is classified as a TDR if, for economic reasons, management grants a concession to the original terms and conditions of the loan to a borrower who is experiencing financial difficulties that it would not have otherwise considered.

At June 30, 2018 and 2017, the Corporation had $1,269 and $1,740, respectively, of loans classified as TDRs which are included in impaired loans above. At June 30, 2018 and 2017, the Corporation had $29 and $33, respectively, of specific reserves allocated to these loans.

There were no loan modifications completed during the 2018 fiscal year that were classified as troubled debt restructurings. As of June 30, 2018, the Corporation had committed to lend an additional $174 to customers with outstanding loans that were classified as troubled debt restructurings.

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

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	2	$518	$518
Commercial real estate:
Other	1	512	512
Total	3	$1,030	$1,030

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

As of June 30, 2018, and based on the most recent analysis performed, the recorded investment by risk category of loans by class of loans is as follows:

		Special			Not
	Pass	Mention	Substandard	Doubtful	Rated
Commercial	$59,214	$288	$1,162	$—	$415
Commercial real estate:
Construction	5,386	—	—	—	—
Other	172,471	7,061	1,878	702	1,255
1-4 Family residential real estate:
Owner occupied	2,577	—	27	11	45,214
Non-owner occupied	14,025	195	417	298	579
Construction	8	—	—	—	1,182
Consumer	93	—	—	—	4,783
Total	$253,774	$7,544	$3,484	$1,011	$53,428

As of June 30, 2017, and based on the most recent analysis performed, the recorded investment by risk category of loans by class of loans is as follows:

		Special			Not
	Pass	Mention	Substandard	Doubtful	Rated
Commercial	$44,435	$907	$642	$—	$453
Commercial real estate:
Construction	4,514	1,035	—	4	43
Other	150,460	5,110	1,566	470	561
1-4 Family residential real estate:
Owner occupied	2,668	—	11	30	38,983
Non-owner occupied	13,633	210	261	187	125
Construction	1,223	—	—	—	773
Consumer	145	—	—	—	4,999
Total	$217,078	$7,262	$2,480	$691	$45,937

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4—PREMISES AND EQUIPMENT

Major classifications of premises and equipment were as follows as of June 30:

	2018	2017
Land	$1,469	$1,469
Land improvements	344	340
Building and leasehold improvements	12,636	12,180
Furniture, fixture and equipment	5,164	5,023
Total premises and equipment	19,613	19,012
Accumulated depreciation and amortization	(6,298)	(5,614)
Premises and equipment, net	$13,315	$13,398

Depreciation expense was $771 and $781 for the years ended June 30, 2018 and 2017, respectively.

The Corporation is obligated under non-cancelable operating leases for facilities and equipment. The approximate minimum annual rentals and commitments under these non-cancelable agreements and leases with remaining terms in excess of one year are as follows:

Twelve Months Ending June 30
2019	$83
2020	85
2021	78
2022	71
Thereafter	65
Total	$382

Rent expense incurred was $159 and $158 during the years ended June 30, 2018 and 2017, respectively.

NOTE 5—DEPOSITS

The aggregate amount of time deposits, each with a minimum denomination of $250 was $23,018 and $14,252 as of June 30, 2018 and 2017, respectively.

Scheduled maturities of time deposits at June 30, 2018 were as follows:

Twelve Months Ending June 30
2019	$37,984
2020	24,575
2021	6,261
2022	7,528
2023	1,472
Thereafter	721
$78,541

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6—SHORT-TERM BORROWINGS

Short-term borrowings consisted of repurchase agreements and federal fund purchased. Information concerning all short-term borrowings at June 30, 2018 and 2017, maturing in less than one year is summarized as follows:

	2018	2017
Balance at June 30	$13,367	$23,986
Average balance during the year	24,422	21,053
Maximum month-end balance	28,621	28,073
Average interest rate during the year	0.98%	0.43%
Weighted average rate, June 30	1.02%	0.82%

Securities sold under agreements to repurchase are utilized to facilitate the needs of our customers. Physical control is maintained for all securities pledged to secure repurchase agreements. Securities available-for-sale pledged for repurchase agreements as of June 30, 2018 and 2017 are presented in the following table:

	Overnight and Continuous
	2018	2017
U.S. government-sponsored entities and agencies pledged	$—	$2,015
Residential mortgage-backed securities pledged	5,294	20,923
Collateralized mortgage obligations pledged	—	2,355
Total pledged	$5,294	$25,293
Repurchase agreements	$4,486	$23,986

Total interest expense on short-term borrowings was $240 and $90 for the years ended June 30, 2018 and 2017, respectively.

NOTE 7—FEDERAL HOME LOAN BANK ADVANCES

A summary of Federal Home Loan Bank (FHLB) advances were as follows:

			June 30, 2018		June 30, 2017
	Stated Interest Rate Range			Weighted Average		Weighted Average
Advance Type	From	To	Amount	Rate	Amount	Rate
Fixed-rate, amortizing	4.30%	4.30%	$56	4.30%	$120	4.30%
Fixed-rate	1.16	1.78	11,700	1.46	12,200	1.47

Each fixed rate advance has a prepayment penalty equal to the present value of 100% of the lost cash flow based upon the difference between the contract rate on the advance and the current rate on a comparable new advance. The following table is a summary of the scheduled principal payments for all advances:

Twelve Months Ending June 30	Principal Payments
2019	$2,056
2020	1,500
2021	1,500
2022	1,700
Thereafter	5,000
Total	$11,756

Pursuant to collateral agreements with the FHLB, advances are secured by all the stock invested in the FHLB and certain qualifying first mortgage and multi-family loans. The advances were collateralized by $53,572 and $49,023 of first mortgage and multi-family loans under a blanket lien arrangement at June 30, 2018 and 2017, respectively. Based on this collateral and the Corporation’s holdings of FHLB stock, the Bank was eligible to borrow up to a total of $14,892 in additional advances at June 30, 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8—EMPLOYEE BENEFIT PLANS

The Bank maintains a 401(k) savings and retirement plan that permits eligible employees to make before- or after-tax contributions to the plan, subject to the dollar limits from Internal Revenue Service regulations. The Bank matches 100% of the employee’s voluntary contributions to the plan based on the amount of each participant’s contributions up to a maximum of 4% of eligible compensation. All regular full-time and part-time employees who complete six months of service and are at least 21 years of age are eligible to participate. Amounts charged to operations were $206 and $190 for the years ended June 30, 2018 and 2017, respectively.

The Bank maintains a nonqualified Salary Continuation Plan (SCP) to reward and encourage certain Bank executives to remain employees of the Bank. The SCP is considered an unfunded plan for tax and Employee Retirement Income Security Act (ERISA) purposes and all obligations arising under the SCP are payable from the general assets of the Corporation. The estimated present value of future benefits to be paid to certain current and former executives totaled $2,321 as of June 30, 2018 and $2,152 as of June 30, 2017 and is included in other liabilities. For purposes of calculating the present value of future benefits, the discount rate in effect at June 30, 2018 and 2017 was 4.5%. For the years ended June 30, 2018 and 2017, $225 and $196, respectively, have been charged to expense in connection with the SCP. Distributions to participants were $56 and $64 for the years ending June 30, 2018 and 2017, respectively.

The 2010 Omnibus Incentive Plan (2010 Plan) is a nonqualified share based compensation plan. The 2010 Plan was established to promote alignment between key employees’ performance and the Corporation’s shareholder interests by motivating performance through the award of stock-based compensation. The 2010 Plan is intended to attract, retain and motivate talented employees and compensate outside directors for their service to the Corporation. The 2010 Plan has been approved by the Corporation’s shareholders. The Compensation Committee of the Corporation’s Board of Directors has sole authority to select the employees, establish the awards to be issued, and approve the terms and conditions of each award contract.

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

The Corporation has granted restricted stock awards to certain employees and directors. Restricted stock awards are issued at no cost to the recipient and can be settled only in shares at the end of the vesting period. If certain specified performance targets as established by the Compensation Committee are achieved, awards vest at the end of the measurement period of the specified performance targets and on each anniversary date of the award over a three-year period. Restricted stock awards provide the holder with full voting rights and dividends during the vesting period. Cash dividends are reinvested into shares of stock and are subject to the same restrictions and vesting as the initial award. All dividends are forfeitable in the event the shares do not vest. The fair value of the restricted stock awards, which is used to measure compensation expense, is the closing market price of the Corporation’s common stock on the date of the grant and compensation expense is recognized over the vesting period of the awards. Restricted stock awarded during the period presented vest under a graduated schedule over a three-year period.

The following table summarizes the status of the restricted stock awards:

	Restricted Stock Awards	Weighted- Average Grant Date Fair Value Per Share
Outstanding at June 30, 2017	1,429	$15.75
Granted	6,321	21.00
Vested	(4,259)	21.00
Expired	(1,429)	15.75
Non-vested at June 30, 2018	2,062	$21.00

There was $101 in expense recognized in the 2018 fiscal year in connection with the restricted stock awards. There was no expense recognized in the 2017 fiscal year in connection with the restricted stock awards since grants scheduled to vest expired due to not meeting the performance target. As of June 30, 2018, there was $43 of total unrecognized compensation expense related to non-vested shares and the expense is expected to be recognized over the next two years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9—INCOME TAXES

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (Tax Act). The Tax Act significantly revised the future ongoing U.S. corporate income tax structure by, among other things, decreasing U.S. corporate income tax rates to 21.0% from a maximum of 35.0%. As the Corporation has a June 30 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in a blended U.S. statutory federal rate of approximately 27.55% for the Corporation's fiscal year ending June 30, 2018, and 21.0% for subsequent fiscal years. The provision for income taxes consisted of the following for the years ended June 30, calculated utilizing a statutory federal income tax rate of 27.55% in the 2018 fiscal year and 34.0% in the 2017 fiscal year:

	2018	2017
Current income taxes	$687	$513
Deferred income tax expense	114	128
Change in corporate tax rate	348	—
Total income tax expense	$1,149	$641

The reduction of the corporate tax rate required the Corporation to revalue its deferred tax assets and liabilities based on the lower federal tax rate of 21.0%. As a result of the new legislation, during the quarter ended December 31, 2017, the Corporation recorded a charge to income tax expense of $348 in conjunction with writing down its net deferred tax assets. The net deferred income tax asset consisted of the following components at June 30:

	2018	2017
Deferred tax assets:
Allowance for loan losses	$632	$919
Deferred compensation	514	771
Recognized loss on impairment of security	164	265
AMT credit carryforward	—	220
Deferred income	68	131
Other real estate owned write down	—	10
Non-accrual loan interest income	42	58
Net unrealized securities loss	435	—
Gross deferred tax asset	1,855	2,374

Deferred tax liabilities:
Depreciation	(489)	(788)
Loan fees	(238)	(320)
FHLB stock dividends	(102)	(166)
Prepaid expenses	(56)	(89)
Net unrealized securities gain	—	(229)
Gross deferred tax liabilities	(885)	(1,592)
Net deferred asset	$970	$782

The difference between the provision for income taxes and amounts computed by applying the statutory income tax rate of 27.55% for 2018 and 34% for 2017 to income before taxes consisted of the following for the years ended June 30:

	2018	2017
Income taxes computed at the statutory rate on pretax income	$1,303	$1,236
Tax exempt income	(408)	(498)
Cash surrender value income	(75)	(83)
Tax credit	(27)	(25)
Change in corporate tax rate	348	—
Other	8	11
Total income tax expense	$1,149	$641

The effective tax rate was 24.3% for the year ended June 30, 2018 compared to 17.6% for the year ended June 30, 2017. At June 30, 2018 and June 30, 2017, the Corporation had no unrecognized tax benefits recorded. The Corporation does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months. There were no interest or penalties recorded for the years ended June 30, 2018 and 2017 and there were no amounts accrued for interest and penalties at June 30, 2018 and 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Corporation and the Bank are subject to U.S. federal income tax as an income-based tax and a capital-based franchise tax in the State of Ohio. The Corporation and the Bank are no longer subject to examination by taxing authorities for years before 2014.

NOTE 10—RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Bank has granted loans to certain executive officers, directors and their affiliates. A summary of activity during the year ended June 30, 2018 of related party loans were as follows:

Principal balance, July 1	$9,487
New loans	3,786
Repayments	(2,135)
Principal balance, June 30	$11,138

Deposits from executive officers, directors and their affiliates totaled $5,897 at June 30, 2018 and $4,828 at June 30, 2017.

NOTE 11—REGULATORY MATTERS

The Bank is subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective-action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. Management believes as of June 30, 2018, the Bank has met all capital adequacy requirements to which it is subject.

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required.

As of fiscal year-end 2018 and 2017, the Corporation met the definition of a small bank holding company and, therefore, was exempt from consolidated risk-based and leverage capital adequacy guidelines for bank holding companies. The Basel III Capital Rules became effective for the Bank on January 1, 2015 and certain provisions are subject to a phase-in period. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019). The capital conservation buffer for 2018 is 1.875%. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of Common Equity Tier 1 capital to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital.

The following table presents actual and required capital ratios as of  June 30, 2018 and June 30, 2017 for the Bank:

	Actual		Minimum Capital Required – Basel III (1)		Minimum Required To Be Considered Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2018
Common equity Tier 1 to risk-weighted assets	$43.7	12.20%	$16.1	4.50%	$23.3	6.50%
Tier 1 capital to risk weighted assets	43.7	12.20	21.5	6.00	28.7	8.00
Total Capital to risk weighted assets	47.1	13.15	28.7	8.00	35.8	10.00
Tier 1 capital to average assets	43.7	8.74	20.0	4.00	25.0	5.00

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Actual		Minimum Capital Required - Basel III (1)		Minimum Required To Be Considered Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2017
Common equity Tier 1 to risk-weighted assets Bank	$41.4	13.21%	$18.0	4.50%	$20.4	6.50%
Tier 1 capital to risk weighted assets	41.4	13.21	22.7	6.00	25.1	8.00
Total Capital to risk weighted assets	44.5	14.20	29.0	8.00	31.4	10.00
Tier 1 capital to average assets	41.4	9.06	18.3	4.00	22.9	5.00
(1)	These amounts exclude the capital conservation buffer.

As of the latest regulatory examination, the Bank was categorized as well capitalized. There are no conditions or events since that examination that management believes may have changed the Bank’s category.

The Corporation’s principal source of funds for dividend payment is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. As of June 30, 2018 the Bank could, without prior approval, declare a dividend of approximately $4,448.

 NOTE 12—COMMITMENTS WITH OFF-BALANCE SHEET RISK

The Bank is a party to commitments to extend credit in the normal course of business to meet the financing needs of its customers. Commitments are agreements to lend to customers providing that there are no violations of any condition established in the contract. Commitments to extend credit have a fixed expiration date or other termination clause. These instruments involve elements of credit and interest rate risk more than the amount recognized in the statements of financial position. The Bank uses the same credit policies in making commitments to extend credit as it does for on-balance sheet instruments.

The Bank evaluates each customer’s credit on a case-by-case basis. The amount of collateral obtained is based on management’s credit evaluation of the customer. The amount of commitments to extend credit and the exposure to credit loss for non-performance by the customer was $62,764 and $53,029 as of June 30, 2018 and 2017, respectively. Of the June 30, 2018 commitments, $53,082 carried variable rates and $9,682 carried fixed rates of interest ranging from 3.375% to 6.50% with maturity dates from August 2018 to June 2048. Of the June 30, 2017 commitments, $41,167 carried variable rates and $11,862 carried fixed rates of interest ranging from 2.45% to 6.50%. Financial standby letters of credit were $1,090 as of June 30, 2018 and $713 as of June 30, 2017. In addition, commitments to extend credit of $8,493 and $8,121 as of June 30, 2018 and 2017, respectively, were available to checking account customers related to the overdraft protection program. Since some loan commitments expire without being used, the amount does not necessarily represent future cash commitments.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and liabilities measured at fair value on a recurring basis are summarized below, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements at June 30, 2018 Using
	Balance at June 30, 2018	Level 1	Level 2	Level 3
Assets:
Securities available-for-sale:
Obligations of government-sponsored entities	$16,122	$—	$16,122	$—
Obligations of states and political subdivisions	56,590	—	56,590	—
Mortgage-backed securities - residential	63,408	—	63,408	—
Mortgage-backed securities - commercial	1,415	—	1,415	—
Collateralized mortgage obligations	5,766	—	5,766	—
Pooled trust preferred security	727	—	727	—

		Fair Value Measurements at June 30, 2017 Using
	Balance at June 30, 2017	Level 1	Level 2	Level 3
Securities available-for-sale:
Obligations of government-sponsored entities	$12,587	$—	$12,587	$—
Obligations of states and political subdivisions	57,460	—	57,460	—
Mortgage-backed securities - residential	63,838	—	63,838	—
Mortgage-backed securities - commercial	1,458	—	1,458	—
Collateralized mortgage obligations	6,211	—	6,211	—
Pooled trust preferred security	532	—	532	—

There were no transfers between Level 1 and Level 2 during the 2017 or the 2018 fiscal year.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were no financial assets measured at fair value on a non-recurring basis at June 30, 2018. Financial assets and financial liabilities measured at fair value on a non-recurring basis at June 30, 2017 are summarized below:

		Fair Value Measurements at June 30, 2017 Using
	Balance at June 30, 2017	Level 1	Level 2	Level 3
Impaired loans:
Commercial Real Estate - Other	$130	$—	$—	$130
Other Real Estate Owned:
1-4 Family residential real estate	$71	$—	$—	$71

There were no impaired loans measured at fair value on a non-recurring basis at June 30, 2018 and the resulting impact to the provision for loan losses was a decrease of $17 being recorded for the twelve months ended June 30, 2018. Impaired loans, measured for impairment using the fair value of the collateral, had a recorded investment of $130, with no valuation allowance at June 30, 2017. The resulting impact to the provision for loan losses was an increase of $314 being recorded for the year ended June 30, 2017.

Other real estate owned, which is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $71, which was made up of the outstanding balance of $103, net of a valuation allowance of $32 at June 30, 2017, resulting in a provision for other real estate owned losses of $32 for the year ended June 30, 2017. There was no other real estate owned at June 30, 2018.

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

The following table shows the estimated fair values of financial instruments that are reported at amortized cost in the Corporation’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	2018		2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Level 1 inputs:
Cash and cash equivalents	$7,772	$7,772	$9,912	$9,912
Level 2 inputs:
Certificates of deposits in other financial institutions	2,973	2,976	3,921	3,927
Loans held for sale	1,448	1,474	1,252	1,286
Accrued interest receivable	1,404	1,404	1,212	1,212
Level 3 inputs:
Securities held-to-maturity	4,024	4,048	4,259	4,329
Loans, net	315,087	311,642	269,781	266,041
Financial Liabilities:
Level 2 inputs:
Demand and savings deposits	351,422	351,422	307,960	307,960
Time deposits	78,541	78,332	66,511	66,535
Short-term borrowings	13,367	13,367	23,986	23,986
Federal Home Loan Bank advances	11,756	11,146	12,320	12,054
Accrued interest payable	68	68	40	40

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

Time deposits: Fair value of fixed-maturity certificates of deposit was estimated using the rates offered at June 30, 2018 and 2017 for deposits of similar remaining maturities, resulting in Level 2 classification. Estimated fair value does not include the benefit that results from low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market.

Federal Home Loan Bank advances: Fair value of Federal Home Loan Bank advances was estimated using current rates at June 30, 2018 and 2017 for similar financing resulting in a Level 2 classification.

Federal bank and other restricted stocks, at cost: Federal bank and other restricted stocks include stock acquired for regulatory purposes, such as Federal Home Loan Bank stock and Federal Reserve Bank stock that are accounted for at cost due to restrictions placed on their transferability, and, therefore, are not subject to the fair value disclosure requirements.

Off-balance sheet commitments: The Corporation’s lending commitments have variable interest rates and “escape” clauses if the customer’s credit quality deteriorates. Therefore, the fair values of these items are not significant and are not included in the above table.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14—PARENT COMPANY FINANCIAL STATEMENTS

The condensed financial information of Consumers Bancorp. Inc. (parent company only) follows:

	June 30, 2018	June 30, 2017
Condensed Balance Sheets
Assets
Cash	$46	$36
Securities, available-for-sale	1,622	1,651
Other assets	73	61
Investment in subsidiary	42,089	41,843
Total assets	$43,830	$43,591
Liabilities
Other liabilities	$69	$56
Shareholders’ equity	43,761	43,535
Total liabilities & shareholders’ equity	$43,830	$43,591

	Year Ended June 30, 2018	Year Ended June 30, 2017
Condensed Statements of Income and Comprehensive Income
Cash dividends from Bank subsidiary	$1,400	$1,065
Other income	39	51
Other expense	222	213
Income before income taxes and equity in undistributed net income of subsidiary	1,217	903
Income tax benefit	(52)	(53)
Income before equity in undistributed net income of Bank subsidiary	1,269	956
Equity in undistributed net income of subsidiary	2,312	2,038
Net income	$3,581	$2,994
Comprehensive income	$1,487	$1,050

	Year Ended June 30, 2018	Year Ended June 30, 2017
Condensed Statements of Cash Flows
Cash flows from operating activities
Net income	$3,581	$2,994
Equity in undistributed net income of Bank subsidiary	(2,312)	(2,038)
Securities amortization and accretion, net	(10)	(10)
Gain on sale of securities	—	(11)
Change in other assets and liabilities	12	6
Net cash flows from operating activities	1,271	941
Cash flows from investing activities
Proceeds from the sale of available-for-sale securities	—	357
Net cash flows from investing activities	—	357
Cash flows from financing activities
Dividend paid	(1,351)	(1,308)
Issuance of treasury stock for stock awards	90	—
Net cash flows from financing activities	(1,261)	(1,308)
Change in cash and cash equivalents	10	(10)
Beginning cash and cash equivalents	36	46
Ending cash and cash equivalents	$46	$36

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15–EARNINGS PER SHARE

Basic earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period and is equal to net income divided by the weighted average number of shares outstanding during the period.  Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares that may be issued upon the vesting of restricted stock awards.  There were 1,828 shares of restricted stock that were anti-dilutive for the year ending June 30, 2018. There were no equity instruments that were anti-dilutive for the year ending June 30, 2017. The following table details the calculation of basic and diluted earnings per share:

	For the year Ended June 30,
	2018	2017
Basic:
Net income available to common shareholders	$3,581	$2,994
Weighted average common shares outstanding	2,726,926	2,724,293
Basic income per share	$1.31	$1.10

Diluted:
Net income available to common shareholders	$3,581	$2,994
Weighted average common shares outstanding	2,726,926	2,724,293
Dilutive effect of restricted stock	—	32
Total common shares and dilutive potential common shares	2,726,926	2,724,325
Dilutive income per share	$1.31	$1.10

NOTE 16–ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive income related to unrealized gains and losses on available-for-sale securities for the periods ended June 30, 2018 and June 30, 2017, were as follows:

	Pretax	Tax Effect	After-tax	Affected Line Item in Consolidated Statements of Income

Balance as of June 30, 2016	$3,621	$(1,232)	$2,389
Unrealized holding loss on available-for-sale securities arising during the period	(2,737)	931	(1,806)
Amounts reclassified from accumulated other comprehensive income	(209)	71	(138)	(a)(b)
Net current period other comprehensive loss	(2,946)	1,002	(1,944)
Balance as of June 30, 2017	$675	$(230)	$445
Unrealized holding loss on available-for-sale securities arising during the period	(2,711)	638	(2,073)
Amounts reclassified from accumulated other comprehensive income	(33)	12	(21)	(a)(b)
Net current period other comprehensive loss	(2,744)	650	(2,094)
Reclassification of disproportional tax effect	—	14	14
Balance as of June 30, 2018	$(2,069)	$434	$(1,635)

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

Management’s Report on Internal Control Over Financial Reporting

The management of Consumers Bancorp, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by the board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2018 based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in 2013. Based on that assessment, we have concluded that, as of June 30, 2018, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Corporation’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Corporation’s registered public accounting firm pursuant to rules of the SEC that permit the Corporation to provide only management’s report in this annual report.

Changes In Internal Control Over Financial Reporting

There were no changes in the Corporation’s internal controls over financial reporting that occurred during the fourth quarter of fiscal year 2018 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal controls over financial reporting.

ITEM 9B—OTHER INFORMATION

None.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth in the Corporation’s Proxy Statement dated September 12, 2018, under the captions “Election of Directors,” “Directors and Executive Officers,” “The Board of Directors and its Committees,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Certain Transactions and Relationships and Legal Proceedings,” and is incorporated herein by reference.

The Corporation’s Code of Ethics Policy, which is applicable to all directors, officers and employees of the Corporation, and its Code of Ethics for Principal Financial Officers, which is applicable to the principal executive officer and the principal financial officer, are each available on the Investor Relations section under Corporate Governance of the Corporation’s website (www.consumersbank.com). Copies of either of the Code of Ethics Policies are also available in print to shareholders upon request, addressed to the Corporate Secretary at Consumers Bancorp, Inc., 614 East Lincoln Way, Minerva, Ohio 44657. The Corporation intends to post amendments to or waivers from either of its Code of Ethics Policies on its website.

ITEM 11—EXECUTIVE COMPENSATION

The information required by this item is set forth in the Corporation’s Proxy Statement dated September 12, 2018 under the captions “Director Compensation,” “Executive Compensation,” “Defined Contribution Plan,” “Outstanding Equity Awards at Fiscal Year-End,” and “Salary Continuation Program,” and is incorporated herein by reference.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth information about common stock authorized for issuance, segregated between stock-based compensation plans approved by shareholders and stock-based compensation plans not approved by shareholders, as of June 30, 2018. Additional information regarding stock-based compensation plans is presented in Note 8 - Employee Benefit Plans to the Consolidated Financial Statements located elsewhere in this report.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities issuable under outstanding options, warrants and rights)
Plans approved by shareholders	—	—	92,988
Plans not approved by shareholders	—	—	—
Total	—	—	92,988

The remaining information required by this item is set forth in the Corporation’s Proxy Statement, dated September 12, 2018, under the caption “Security Ownership of Certain Beneficial Owners and Management,” and is incorporated herein by reference.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth in the Corporation’s Proxy Statement, dated September 12, 2018, under the caption “Certain Transactions and Relationships and Legal Proceedings,” and is incorporated herein by reference.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is set forth in the Corporation’s Proxy Statement, dated September 12, 2018, under the caption “Principal Accounting Fees and Services,” and is incorporated herein by reference.

PART IV

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	The report of independent registered accounting firm and the consolidated financial statements appearing in Item 8.

(2)	Financial statement schedules are omitted as they are not required or are not applicable, or the required information is included in the financial statements.

(3)	The exhibits required by this item are listed in the Exhibit Index of this Form 10-K.

(b)	The exhibits to this Form 10-K begin on page 55 of this report.

(c)	See Item 15(a)(2) above.

EXHIBIT INDEX

Exhibit Number	Description of Document
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

10.10

First Amendment dated June 13, 2018, to Lease Agreement entered into between Furey Holdings, LLC and Consumers National Bank on December 23, 2005. Reference is made to Form 8-K (File No. 033-79130) of the Corporation filed June 15, 2018, which is incorporated herein by reference.

11	Computation of Earnings per Share. Reference is made to this Annual Report on Form 10-K Note 15 to the Consolidated Financial Statements, which is incorporated herein by reference.

21	Subsidiaries of Consumers Bancorp, Inc. Filed with this Annual Report on Form 10-K.

23	Consent of Crowe LLP

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following material from Consumers Bancorp, Inc.’s Form 10-K Report for the year ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language) includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Income, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statement of Changes in Shareholders’ Equity, (5) Consolidated Statements of Cash Flows, and (6) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSUMERS BANCORP, INC.

Date: September 12, 2018	By:	/s/ Ralph J. Lober, II
President and Chief Executive Officer (principal executive officer)

	By:	/s/ Renee K. Wood
Chief Financial Officer and Treasurer (principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 12, 2018.

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