Form 10-Q
period 2018-09-30
CONSUMERS BANCORP INC /OH/
filed 2018-11-14
CIK 1006830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

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

There were 2,733,845 shares of Registrant’s common stock, no par value, outstanding as of November 12, 2018.

CONSUMERS BANCORP, INC. FORM 10-Q QUARTER ENDED September 30, 2018

Table of Contents

Page Number (s)

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

CONSUMERS BANCORP, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in thousands, except per share data)	September 30, 2018	June 30, 2018
ASSETS
Cash on hand and noninterest-bearing deposits in financial institutions	$8,579	$7,615
Federal funds sold and interest-bearing deposits in financial institutions	2,206	157
Total cash and cash equivalents	10,785	7,772
Certificates of deposit in other financial institutions	2,973	2,973
Securities, available-for-sale	137,668	144,028
Securities, held-to-maturity (fair value of $3,965 at September 30, 2018 and $4,048 at June 30, 2018)	3,929	4,024
Federal bank and other restricted stocks, at cost	1,459	1,459
Loans held for sale	2,663	1,448
Total loans	328,682	318,509
Less allowance for loan losses	(3,538)	(3,422)
Net loans	325,144	315,087
Cash surrender value of life insurance	9,404	9,335
Premises and equipment, net	13,474	13,315
Accrued interest receivable and other assets	3,290	3,178
Total assets	$510,789	$502,619

LIABILITIES
Deposits
Noninterest-bearing demand	$113,123	$107,919
Interest bearing demand	85,618	81,299
Savings	162,749	162,204
Time	79,049	78,541
Total deposits	440,539	429,963

Short-term borrowings	2,902	13,367
Federal Home Loan Bank advances	19,739	11,756
Accrued interest and other liabilities	3,639	3,772
Total liabilities	466,819	458,858
Commitments and contingent liabilities

SHAREHOLDERS’ EQUITY
Preferred stock (no par value, 350,000 shares authorized, none outstanding)	—	—
Common stock (no par value, 3,500,000 shares authorized; 2,854,133 shares issued as of September 30, 2018 and June 30, 2018)	14,628	14,630
Retained earnings	33,660	32,342
Treasury stock, at cost (120,288 and 124,489 common shares as of September 30, 2018 and June 30, 2018, respectively)	(1,515)	(1,576)
Accumulated other comprehensive loss	(2,803)	(1,635)
Total shareholders’ equity	43,970	43,761
Total liabilities and shareholders’ equity	$510,789	$502,619

See accompanying notes to consolidated financial statements

CONSUMERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months ended September 30,
(Dollars in thousands, except per share amounts)	2018	2017

Interest and dividend income
Loans, including fees	$3,949	$3,228
Securities, taxable	526	490
Securities, tax-exempt	375	367
Federal bank and other restricted stocks	22	21
Federal funds sold and other interest bearing deposits	23	37
Total interest and dividend income	4,895	4,143
Interest expense
Deposits	514	248
Short-term borrowings	14	55
Federal Home Loan Bank advances	68	54
Total interest expense	596	357
Net interest income	4,299	3,786
Provision for loan losses	115	90
Net interest income after provision for loan losses	4,184	3,696

Noninterest income
Service charges on deposit accounts	316	308
Debit card interchange income	358	323
Bank owned life insurance income	69	68
Securities gains, net	587	38
Other	165	135
Total noninterest income	1,495	872

Noninterest expenses
Salaries and employee benefits	1,975	1,810
Occupancy and equipment	488	455
Data processing expenses	150	148
Debit card processing expenses	194	180
Professional and director fees	170	117
FDIC assessments	38	46
Franchise taxes	89	84
Marketing and advertising	104	78
Telephone and network communications	72	82
Other	404	393
Total noninterest expenses	3,684	3,393
Income before income taxes	1,995	1,175
Income tax expense	322	246
Net income	$1,673	$929

Basic and diluted earnings per share	$0.61	$0.34

See accompanying notes to consolidated financial statements

CONSUMERS BANCORP, INC.

Consolidated statements of comprehensive income

(Unaudited)

(Dollars in thousands)
	Three Months ended September 30,
	2018	2017

Net income	$1,673	$929

Other comprehensive income (loss), net of tax:
Net change in unrealized gains (losses) on securities available-for-sale:
Unrealized gains (losses) arising during the period	(893)	104
Reclassification adjustment for gains included in income	(587)	(38)
Net unrealized gains (losses)	(1,480)	66
Income tax effect	312	(22)
Other comprehensive income (loss)	(1,168)	44

Total comprehensive income	$505	$973

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share data)
	Three Months ended September 30,
	2018	2017

Balance at beginning of period	$43,761	$43,535

Net income	1,673	929
Other comprehensive income (loss)	(1,168)	44
4,201 and 6,321 shares issued associated with stock awards during the three months ended September 30, 2018 and 2017, respectively	59	90
204 Dividend reinvestment plan shares associated with forfeited and expired restricted stock awards retired to treasury stock during the three months ended September 30, 2017	—	—
Common cash dividends	(355)	(327)

Balance at the end of the period	$43,970	$44,271

Common cash dividends per share	$0.13	$0.12

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)	Three Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net cash from operating activities	$533	$503

Cash flow from investing activities
Securities available-for-sale
Purchases	(2,060)	(426)
Maturities, calls and principal pay downs	4,730	4,412
Proceeds from sales	2,573	1,586
Securities held-to-maturity
Principal pay downs	95	95
Net increase in loans	(10,247)	(14,833)
Acquisition of premises and equipment	(350)	(86)
Sale of other real estate owned	—	71
Net cash from investing activities	(5,259)	(9,181)

Cash flow from financing activities
Net increase in deposit accounts	10,576	9,369
Net change in short-term borrowings	(10,465)	3,919
Proceeds from Federal Home Loan Bank advances	8,000	—
Repayments of Federal Home Loan Bank advances	(17)	(16)
Dividends paid	(355)	(327)
Net cash from financing activities	7,739	12,945

Increase in cash or cash equivalents	3,013	4,267

Cash and cash equivalents, beginning of period	7,772	9,912
Cash and cash equivalents, end of period	$10,785	$14,179

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$576	$347
Federal income taxes	—	—
Non-cash items:
Transfer from loans held for sale to portfolio	75	—
Issuance of treasury stock for stock awards	59	—
Expired and forfeited dividend reinvestment plan shares associated with restricted stock awards that were retired to treasury stock	—	4

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

Basis of Presentation: The consolidated financial statements for interim periods are unaudited and reflect all adjustments (consisting of only normal recurring adjustments), which, in the opinion of management, are necessary to present fairly the financial position and results of operations and cash flows for the periods presented. The unaudited financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by accounting principles generally accepted in the United States of America. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s Form 10-K for the year ended June 30, 2018. The results of operations for the interim period disclosed herein are not necessarily indicative of the results that may be expected for a full year.

The consolidated financial statements include the accounts of the Corporation and the Bank. All significant inter-company transactions and accounts have been eliminated in consolidation.

Segment Information: The Corporation is a bank holding company engaged in the business of commercial and retail banking, which accounts for substantially all the revenues, operating income, and assets. Accordingly, all its operations are recorded in one segment, banking.

Reclassifications: Certain items in prior financial statements have been reclassified to conform to the current presentation. Any reclassifications had no impact on prior year net income or shareholders’ equity.

Recently Issued Accounting Pronouncements Not Yet Effective: In June 2016, FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  This ASU adds a new Topic 326 to the codification and removes the thresholds that companies apply to measure credit losses on financial instruments measured at amortized cost, such as loans, receivables, and held-to-maturity debt securities. Under current U.S. generally accepted accounting principles, companies generally recognize credit losses when it is probable that the loss has been incurred. The revised guidance will remove all current loss recognition thresholds and will require companies to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the corporation expects to collect over the instrument’s contractual life. ASU 2016-13 also amends the credit loss measurement guidance for available-for-sale debt securities and beneficial interests in securitized financial assets. The guidance in ASU 2016-13 is effective for “public business entities,” as defined in this guidance, that are SEC filers for fiscal years and for interim periods within those fiscal years beginning after December 15, 2019. Early adoption of the guidance is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Management is currently evaluating the impact of the adoption of this guidance on the Corporation’s consolidated financial statements and are in the midst of gathering critical data to evaluate the impact. However, it is too early to estimate the impact.

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

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 2 – Securities

Available –for-Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2018
Obligations of U.S. government-sponsored entities and agencies	$16,320	$—	$(481)	$15,839
Obligations of state and political subdivisions	55,795	237	(974)	55,058
U.S. Government-sponsored mortgage-backed securities–residential	62,011	—	(2,084)	59,927
U.S. Government-sponsored mortgage-backed securities– commercial	1,425	—	(17)	1,408
U.S. Government-sponsored collateralized mortgage obligations– residential	5,666	—	(230)	5,436
Total available-for-sale securities	$141,217	$237	$(3,786)	$137,668

Held-to-Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
September 30, 2018
Obligations of state and political subdivisions	$3,929	$45	$(9)	$3,965
Total held-to-maturity securities	$3,929	$45	$(9)	$3,965

Available–for-Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2018
Obligations of U.S. government-sponsored entities and agencies	$16,488	$6	$(372)	$16,122
Obligations of state and political subdivisions	56,964	339	(713)	56,590
U.S. Government-sponsored mortgage-backed securities – residential	65,062	6	(1,660)	63,408
U.S. Government-sponsored mortgage-backed securities – commercial	1,432	—	(17)	1,415
U.S. Government-sponsored collateralized mortgage obligations - residential	5,973	9	(216)	5,766
Pooled trust preferred security	178	549	—	727
Total available-for-sale securities	$146,097	$909	$(2,978)	$144,028

Held-to-Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
June 30, 2018
Obligations of state and political subdivisions	$4,024	$24	$—	$4,048
Total held-to-maturity securities	$4,024	$24	$—	$4,048

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Proceeds from the sale of available-for-sale securities were as follows:

	Three Months Ended September 30,
	2018	2017
Proceeds from sales	$2,573	$1,586
Gross realized gains	593	39
Gross realized losses	6	1

The income tax provision related to the net realized gains amounted to $124 for the three months ended September 30, 2018. The income tax provision related to the net realized gains amounted to $13 for the three months ended September 30, 2017.

The amortized cost and fair values of debt securities at September 30, 2018, by expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities are shown separately.

Available-for-Sale	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,824	$1,827
Due after one year through five years	19,435	19,201
Due after five years through ten years	27,499	27,112
Due after ten years	23,357	22,757
Total	72,115	70,897

U.S. Government-sponsored mortgage-backed and related securities	69,102	66,771
Total available-for-sale securities	$141,217	$137,668

Held-to-Maturity

Due after five years through ten years	527	521
Due after ten years	3,402	3,444
Total held-to-maturity securities	$3,929	$3,965

The following table summarizes the securities with unrealized losses at September 30, 2018 and June 30, 2018, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or more		Total
Available-for-sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2018
Obligations of US government-sponsored entities and agencies	$12,248	$(282)	$3,591	$(199)	$15,839	$(481)
Obligations of states and political subdivisions	29,778	(467)	9,744	(507)	39,522	(974)
Mortgage-backed securities – residential	23,084	(434)	36,843	(1,650)	59,927	(2,084)
Mortgage-backed securities – commercial	—	—	1,408	(17)	1,408	(17)
Collateralized mortgage obligations – residential	900	(1)	4,536	(229)	5,436	(230)
Total temporarily impaired	$66,010	$(1,184)	$56,122	$(2,602)	$122,132	$(3,786)

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

	Less than 12 Months		12 Months or more		Total
Held-to-maturity	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2018
Obligations of states and political subdivisions	$3,053	$(9)	$—	$—	$3,053	$(9)
Total temporarily impaired	$3,053	$(9)	$—	$—	$3,053	$(9)

	Less than 12 Months		12 Months or more		Total
Available-for-sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2018
Obligations of US government-sponsored entities and agencies	$12,400	$(224)	$2,747	$(148)	$15,147	$(372)
Obligations of states and political subdivisions	26,775	(369)	7,975	(344)	34,750	(713)
Mortgage-backed securities – residential	31,038	(581)	29,716	(1,079)	60,754	(1,660)
Mortgage-backed securities – commercial	1,415	(17)	—	—	1,415	(17)
Collateralized mortgage obligation – residential	—	—	4,821	(216)	4,821	(216)
Total temporarily impaired	$71,628	$(1,191)	$45,259	$(1,787)	$116,887	$(2,978)

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

The unrealized losses within the securities portfolio as of September 30, 2018 have not been recognized into income because the decline in fair value is not attributed to credit quality and management does not intend to sell, and it is not likely that management will be required to sell, the securities prior to their anticipated recovery. The decline in fair value within the securities portfolio is largely due to changes in interest rates and the fair value is expected to recover as the securities approach maturity. The mortgage-backed securities and collateralized mortgage obligations were primarily issued by Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support. The Corporation does not own any private label mortgage-backed securities.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 3 – Loans

Major classifications of loans were as follows:

	September 30, 2018	June 30, 2018
Commercial	$62,242	$60,995
Commercial real estate:
Construction	4,568	5,394
Other	191,096	183,383
1 – 4 Family residential real estate:
Owner occupied	49,573	47,433
Non-owner occupied	14,775	15,516
Construction	1,825	1,171
Consumer	4,856	4,873
Subtotal	328,935	318,765
Net Deferred loan fees and costs	(253)	(256)
Allowance for loan losses	(3,538)	(3,422)
Net Loans	$325,144	$315,087

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2018:

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total

Allowance for loan losses:
Beginning balance	$586	$2,277	$499	$60	$3,422
Provision for loan losses	16	100	5	(6)	115
Loans charged-off	—	—	—	(7)	(7)
Recoveries	—	1	3	4	8
Total ending allowance balance	$602	$2,378	$507	$51	$3,538

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2017:

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total
Allowance for loan losses:
Beginning balance	$518	$2,038	$473	$57	$3,086
Provision for loan losses	52	25	—	13	90
Loans charged-off	—	—	—	(3)	(3)
Recoveries	2	18	—	1	21
Total ending allowance balance	$572	$2,081	$473	$68	$3,194

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2018. Included in the recorded investment in loans is $859 of accrued interest receivable.

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$29	$—	$—	$29
Collectively evaluated for impairment	602	2,349	507	51	3,509
Total ending allowance balance	$602	$2,378	$507	$51	$3,538

Recorded investment in loans:
Loans individually evaluated for impairment	$87	$1,606	$388	$—	$2,081
Loans collectively evaluated for impairment	62,238	194,132	66,229	4,861	327,460
Total ending loans balance	$62,325	$195,738	$66,617	$4,861	$329,541

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

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

The following table presents information related to unpaid principal balance, recorded investment and interest income associated with loans individually evaluated for impairment by class of loans as of September 30, 2018 and for the three months ended September 30, 2018:

(Dollars in thousands, except per share amounts)

	As of September 30, 2018			Three Months ended September 30, 2018
	Unpaid		Allowance for Loan	Average	Interest	Cash Basis
	Principal	Recorded	Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial	$87	$87	$—	$71	$1	$1
Commercial real estate:
Other	1,499	1,376	—	1,369	11	11
1-4 Family residential real estate:
Owner occupied	129	99	—	99	—	—
Non-owner occupied	309	289	—	292	—	—
With an allowance recorded:
Commercial real estate:
Other	228	230	29	231	3	3
Total	$2,252	$2,081	$29	$2,062	$15	$15

The following table presents information related to unpaid principal balance, recorded investment and interest income associated with loans individually evaluated for impairment by class of loans as of June 30, 2018 and for the three months ended September 30, 2017:

	As of June 30, 2018			Three Months ended September 30, 2017
	Unpaid		Allowance for Loan	Average	Interest	Cash Basis
	Principal	Recorded	Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial	$100	$100	$—	$114	$2	$2
Commercial real estate:
Other	1,330	1,330	—	1,053	10	10
1-4 Family residential real estate:
Owner occupied	101	101	—	102	—	—
Non-owner occupied	297	297	—	327	—	—
With an allowance recorded:
Commercial real estate:
Other	231	232	29	343	—	—
Total	$2,059	$2,060	$29	$1,939	$12	$12

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the recorded investment in non-accrual and loans past due over 90 days still on accrual by class of loans as of September 30, 2018 and June 30, 2018:

	September 30, 2018		June 30, 2018
		Loans Past Due		Loans Past Due
		Over 90 Days		Over 90 Days
		Still		Still
	Non-accrual	Accruing	Non-accrual	Accruing
Commercial	$—	$—	$—	$—
Commercial real estate:
Other	675	—	702	—
1 – 4 Family residential:
Owner occupied	89	1	90	—
Non-owner occupied	289	—	298	—
Total	$1,053	$1	$1,090	$—

Non-accrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the aging of the recorded investment in past due loans as of September 30, 2018 by class of loans:

	Days Past Due
	30 - 59	60 - 89	90 Days or	Total	Loans Not
	Days	Days	Greater	Past Due	Past Due	Total
Commercial	$—	$—	$—	$—	$62,325	$62,325
Commercial real estate:
Construction	—	—	—	—	4,555	4,555
Other	15	—	219	234	190,949	191,183
1-4 Family residential:
Owner occupied	49	—	81	130	49,875	50,005
Non-owner occupied	—	—	—	—	14,775	14,775
Construction	—	—	—	—	1,837	1,837
Consumer	11	3	—	14	4,847	4,861
Total	$75	$3	$300	$378	$329,163	$329,541

The above table of past due loans includes the recorded investment in non-accrual loans of $24 in the 30 – 59 days category, $299 in the 90 days or greater category and $730 in the loans not past due category.

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

At September 30, 2018 and June 30, 2018, the Corporation had $1,318 and $1,269, respectively, of loans classified as TDRs which are included in impaired loans above. As of September 30, 2018 and June 30, 2018, the Corporation had committed to lend an additional $38 and $174, respectively, to customers with outstanding loans that were classified as troubled debt restructurings. At September 30, 2018 and June 30, 2018, the Corporation had $29 of specific reserves allocated to these loans.

During the three-month periods ended September 30, 2018 and 2017, there were no loan modifications completed that were classified as troubled debt restructurings. There were no charge offs from troubled debt restructurings that were completed during the three-month periods ended September 30, 2018 and 2017.

There were no loans classified as troubled debt restructurings for which there was a payment default within 12 months following the modification during the three-month periods ended September 30, 2018 and 2017. A loan is considered in payment default once it is 90 days contractually past due under the modified terms.

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

	As of September 30, 2018
		Special			Not
	Pass	Mention	Substandard	Doubtful	Rated
Commercial	$60,364	$428	$1,080	$—	$453
Commercial real estate:
Construction	4,555	—	—	—	—
Other	180,579	6,793	2,177	675	959
1-4 Family residential real estate:
Owner occupied	2,375	95	27	9	47,499
Non-owner occupied	13,438	192	410	289	446
Construction	695	—	—	—	1,142
Consumer	80	—	—	—	4,781
Total	$262,086	$7,508	$3,694	$973	$55,280

	As of June 30, 2018
		Special			Not
	Pass	Mention	Substandard	Doubtful	Rated
Commercial	$59,214	$288	$1,162	$—	$415
Commercial real estate:
Construction	5,386	—	—	—	—
Other	172,471	7,061	1,878	702	1,255
1-4 Family residential real estate:
Owner occupied	2,577	—	27	11	45,214
Non-owner occupied	14,025	195	417	298	579
Construction	8	—	—	—	1,182
Consumer	93	—	—	—	4,783
Total	$253,774	$7,544	$3,484	$1,011	$53,428

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

Assets and liabilities measured at fair value on a recurring basis are summarized below, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements at September 30, 2018 Using
	Balance at September 30, 2018	Level 1	Level 2	Level 3
Assets:
Obligations of U.S. government-sponsored entities and agencies	$15,839	$—	$15,839	$—
Obligations of states and political subdivisions	55,058	—	55,058	—
Mortgage-backed securities – residential	59,927	—	59,927	—
Mortgage-backed securities – commercial	1,408	—	1,408	—
Collateralized mortgage obligations - residential	5,436	—	5,436	—

		Fair Value Measurements at June 30, 2018 Using
	Balance at June 30, 2018	Level 1	Level 2	Level 3
Assets:
Obligations of U.S. government-sponsored entities and agencies	$16,122	$—	$16,122	$—
Obligations of states and political subdivisions	56,590	—	56,590	—
Mortgage-backed securities - residential	63,408	—	63,408	—
Mortgage-backed securities - commercial	1,415	—	1,415	—
Collateralized mortgage obligations - residential	5,766	—	5,766	—
Pooled trust preferred security	727	—	727	—

There were no transfers between Level 1 and Level 2 during the three-month periods ended September 30, 2018 or 2017.

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

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

There were no financial assets measured at fair value on a non-recurring basis at September 30, 2018 and June 30, 2018. There was no impact to the provision for loan losses for the three months ended September 30, 2018. The resulting impact to the provision for loan losses was a decrease of $17 being recorded for the three months ended September 30, 2017.

The following table shows the estimated fair values of financial instruments that are reported at amortized cost in the Corporation’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	September 30, 2018		June 30, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Level 1 inputs:
Cash and cash equivalents	$10,785	$10,785	$7,772	$7,772
Level 2 inputs:
Certificates of deposits in other financial institutions	2,973	2,966	2,973	2,976
Loans held for sale	2,663	2,718	1,448	1,474
Accrued interest receivable	1,648	1,648	1,404	1,404
Level 3 inputs:
Securities held-to-maturity	3,929	3,965	4,024	4,048
Loans, net	325,144	319,824	315,087	311,642
Financial Liabilities:
Level 2 inputs:
Demand and savings deposits	361,490	361,490	351,422	351,422
Time deposits	79,049	78,665	78,541	78,332
Short-term borrowings	2,902	2,902	13,367	13,367
Federal Home Loan Bank advances	19,739	19,274	11,756	11,146
Accrued interest payable	88	88	68	68

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

Loans: Effective for the current period ended September 30, 2018, the fair value of loans were determined using an exit price methodology as prescribed by ASU 2016-01. The exit price estimation of fair value is based on the future value of expected cash flows. The projected cash flows are based on the contractual terms of the loans, adjusted for prepayments and use of a current market rate based on the relative credit risk of the loan. In addition, an incremental liquidity discount is applied resulting in a Level 3 classification. In comparison, loan fair values as of June 30, 2018 were estimated based on an entrance price methodology. As a result, the fair value adjustments as of September 30, 2018 and June 30, 2018 are not comparable.

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

Time deposits: Fair value of fixed-maturity certificates of deposit was estimated using the rates offered at September 30, 2018 and June 30, 2018, for deposits of similar remaining maturities, resulting in a Level 2 classification. Estimated fair value does not include the benefit that results from low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market.

Federal Home Loan Bank advances: Fair value of Federal Home Loan Bank advances was estimated using current rates at September 30, 2018 and June 30, 2018 for similar financing resulting in a Level 2 classification.

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

Note 5 – Earnings Per Share

Basic earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period and is equal to net income divided by the weighted average number of shares outstanding during the period.  Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares that may be issued upon the vesting of restricted stock awards. There were no equity instruments that were anti-dilutive for the three-months ended September 30, 2018. There were 2,062 shares of restricted stock that were anti-dilutive for the three-months ended September 30, 2017. The following table details the calculation of basic and diluted earnings per share:

	For the Three Months Ended September 30,
	2018	2017
Basic:
Net income available to common shareholders	$1,673	$929
Weighted average common shares outstanding	2,729,103	2,724,997
Basic income per share	$0.61	$0.34

Diluted:
Net income available to common shareholders	$1,673	$929
Weighted average common shares outstanding	2,729,103	2,724,997
Dilutive effect of restricted stock	68	—
Total common shares and dilutive potential common shares	2,729,171	2,724,997
Dilutive income per share	$0.61	$0.34

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 6 –Accumulated Other Comprehensive Income (Loss)

The components of other comprehensive income related to unrealized gains and losses on available-for-sale securities for the three-month periods ended September 30, 2018 and 2017, were as follows:

	Pretax	Tax Effect	After-tax	Affected Line Item in Consolidated Statements of Income
Balance as of June 30, 2018	$(2,069)	$434	$(1,635)
Unrealized holding loss on available-for-sale securities arising during the period	(893)	188	(705)
Amounts reclassified from accumulated other comprehensive income	(587)	124	(463)	(a)(b)
Net current period other comprehensive loss	(1,480)	312	(1,168)
Balance after reclassification as of September 30, 2018	$(3,549)	$746	$(2,803)

Balance as of June 30, 2017	$675	$(230)	$445
Unrealized holding gains on available-for-sale securities arising during the period	104	(35)	69
Amounts reclassified from accumulated other comprehensive income	(38)	13	(25)	(a)(b)
Net current period other comprehensive income	66	(22)	44
Balance as of September 30, 2017	$741	$(252)	$489

(a) Securities (gains) losses, net

(b) Income tax expense

Note 7 – Revenue Recognition

On July 1, 2018, the Corporation adopted ASU 2014-09 "Revenue from Contracts with Customers" (Topic 606) and all subsequent ASUs that modified Topic 606. Interest income, net securities gains (losses), gains from the sale of mortgage loans and bank-owned life insurance are not included within the scope of Topic 606. For the revenue streams in the scope of Topic 606, service charges on deposits and electronic banking fees, there are no significant judgments related to the amount and timing of revenue recognition. All of the Corporation's revenue from contracts with customers is recognized within noninterest income.

Service charges on deposit accounts: The Corporation earns fees from its deposit customers for transaction-based, account maintenance and overdraft services. Transaction-based fees, which include services such as stop payment charges, statement rendering and other fees, are recognized at the time the transaction is executed as that is the point in time the Corporation fulfills the customer's request. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Corporation satisfies the performance obligation. Overdraft fees are recognized at the point in time that the overdraft occurs. Service charges on deposits are withdrawn from the customer's account balance.

Interchange income: The Corporation earns interchange income from cardholder transactions conducted through the various payment networks. Interchange income from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. The gross amount of these fees is processed through noninterest income.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the Corporation's sources of noninterest income for the three months ended September 30, 2018 and 2017.

	For the three months ended September 30,
	2018	2017
Noninterest income
In scope of Topic 606:
Service charges on deposit accounts	$316	$308
Debit card interchange income	358	323
Other income	165	135

Noninterest income (in scope of Topic 606)	839	766
Noninterest income (out-of-scope of Topic 606)	656	106

Total noninterest income	$1,495	$872

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share data)

General

The following is management’s analysis of the Corporation’s results of operations for the three months ended September 30, 2018, compared to the same period in 2017, and the consolidated balance sheet at September 30, 2018, compared to June 30, 2018. This discussion is designed to provide a more comprehensive review of the operating results and financial condition than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

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

Results of Operations

Three Months Ended September 30, 2018 and 2017

In the first quarter of fiscal year 2019, net income increased by $744, or 80.1% from the same period last year. Net income for the first quarter of fiscal year 2019 was $1,673, or $0.61 per common share, compared to $929, or $0.34 per common share for the three months ended September 30, 2017. The following are key highlights of our results of operations for the three months ended September 30, 2018:

●	net interest income increased by $513 to $4,299, or by 13.5%, in the first quarter of fiscal year 2019 from the same prior year period;
●	net securities gains in the first quarter of fiscal year 2019 totaled $587 compared to $38 in the same prior year period;
●	noninterest income, excluding net securities gains, increased by $74, or 8.9%, in the first quarter of fiscal year 2019 from the same prior year period; and
●	noninterest expenses increased by $291, or 8.6%, in the first quarter of fiscal year 2019 from the same prior year period.

Return on average equity and return on average assets were 14.92% and 1.32%, respectively, for the first quarter of fiscal year 2019 compared to 8.35% and 0.79%, respectively, for the same prior year period.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Net Interest Income

Net interest income, the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the largest component of the Corporation’s earnings. Net interest income is affected by changes in the volumes, rates and composition of interest-earning assets and interest-bearing liabilities. Net interest margin is calculated by dividing net interest income on a fully tax equivalent basis (FTE) by total average interest-earning assets. FTE income includes tax-exempt income, restated to a pre-tax equivalent, based on the statutory federal income tax rate. The federal income tax rate in effect for the first quarter of fiscal year 2019 was 21.0% compared with 34.0% for the same period in the 2018 fiscal year. A 21.0% federal tax rate went into effect on January 1, 2018 with the enactment of the Tax Cuts and Jobs Act. All average balances are daily average balances. Non-accruing loans are included in average loan balances.

The Corporation’s net interest margin was 3.70% for the three months ended September 30, 2018, compared with 3.63% for the same period in 2017. FTE net interest income for the three months ended September 30, 2018 increased by $460, or 11.6%, to $4,434 from $3,974 for the same year ago period.

Tax-equivalent interest income for the three months ended September 30, 2018 increased by $699, or 16.1%, from the same year ago period. Interest income was positively impacted by a $38,523, or 8.9%, increase in average interest-earning assets from the same prior year period. Additionally, the Corporation’s yield on average interest-earning assets increased to 4.20% for the three months ended September 30, 2018 from 3.96% for the same period last year. The yield on average interest-earning assets increased despite a decline in the tax-equivalent yield on nontaxable securities which occurred as a result of the decline in the statutory federal tax rate. The increase in the yield on average interest-earning assets was primarily a result of an increase in interest rates as well as a positive change in the earning asset mix with higher yielding loans increasing faster than lower yielding securities.

Interest expense for the three months ended September 30, 2018 increased by $239 from the same year ago period. The Corporation’s cost of funds was 0.69% for the three months ended September 30, 2018 compared with 0.46% for the same year ago period. The increase in short term market interest rates has impacted the rates paid on all interest-bearing deposit products and borrowings.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Average Balance Sheets and Analysis of Net Interest Income for the Three Months Ended September 30, (In thousands, except percentages)
	2018			2017
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Taxable securities	$86,075	$526	2.37%	$83,792	$490	2.33%
Nontaxable securities (1)	59,260	506	3.37	60,714	549	3.63
Loans receivable (1)	322,193	3,953	4.87	280,396	3,234	4.58
Federal bank and other restricted stocks	1,459	22	5.98	1,424	21	5.85
Interest bearing deposits and federal funds sold	4,421	23	2.06	8,559	37	1.72
Total interest-earning assets	473,408	5,030	4.20%	434,885	4,331	3.96%

Noninterest-earning assets	30,809			31,752

Total Assets	$504,217			$466,637

Interest-bearing liabilities:
NOW	$82,368	$125	0.60%	$53,199	$20	0.15%
Savings	163,262	137	0.33	151,658	80	0.21
Time deposits	78,542	252	1.27	66,420	148	0.88
Short-term borrowings	4,045	14	1.37	26,281	55	0.83
FHLB advances	15,656	68	1.72	12,865	54	1.67
Total interest-bearing liabilities	343,873	596	0.69%	310,423	357	0.46%

Noninterest-bearing liabilities:
Noninterest-bearing checking accounts	111,677			108,185
Other liabilities	4,185			3,881
Total liabilities	459,735			422,489
Shareholders’ equity	44,482			44,148

Total liabilities and shareholders’ equity	$504,217			$466,637

Net interest income, interest rate spread (1)		$4,434	3.51%		$3,974	3.50%

Net interest margin (net interest as a percent of average interest-earning assets) (1)			3.70%			3.63%

Federal tax exemption on non-taxable securities and loans included in interest income		$135			$188

Average interest-earning assets to interest-bearing liabilities	137.67%			140.09%

(1) calculated on a fully taxable equivalent basis utilizing a statutory federal income tax rate of 21.0% in the 2019 fiscal year and 34.0% in the 2018 fiscal year

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Provision for Loan Losses

The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable incurred credit losses in the Bank’s loan portfolio that have been incurred at each balance sheet date. For the three months ended September 30, 2018, the provision for loan losses was $115 compared to $90 for the same prior year period.

Non-performing loans were $1,054 as of September 30, 2018 compared with $1,090 as of June 30, 2018 and $978 as of September 30, 2017. For the three months ended September 30, 2018, net charge-offs totaled $1 compared with net recoveries of $18 for the same prior year period. The allowance for loan losses as a percentage of loans was 1.08% at September 30, 2018 and 1.07% at June 30, 2018. The provision for loan losses for the period ended September 30, 2018 was considered sufficient by management for maintaining an appropriate allowance for probable incurred credit losses.

Noninterest Income

Noninterest income increased by $623, or 71.4%, for the first quarter of fiscal year 2019 from the same period last year. Net securities gains in the first quarter of fiscal year 2019 totaled $587 compared to $38 in the same prior year period. During the first quarter of fiscal year 2019, the pooled trust preferred security was sold because of the significant increase in the value of this security resulting in a gain of $593. Excluding net securities gains, noninterest income increased by $74, or 8.9%, for the first quarter of fiscal year 2019 from the same period last year. Noninterest income was positively impacted by increases in debit card interchange income and gains from the sale of mortgage loans.

Noninterest Expenses

Total noninterest expenses increased to $3,684, or by 8.6%, during the first quarter of fiscal year 2019, compared with $3,393 during the same year ago period. Total noninterest expenses were impacted by increases in salary, incentive, legal and consulting expenses.

Income Taxes

Income tax expense was $322 for the three months ended September 30, 2018 compared to $246 for the three months ended September 30, 2017. The effective tax rate was 16.1% for the three months ended September 30, 2018 compared to 20.9% for the three months ended September 30, 2017. Income tax expense was higher in the 2019 fiscal year compared to the same prior year period primarily due to an $820 increase in income before income taxes. The effective tax rate was lower in the 2019 fiscal year as a result of the enactment of the Tax Cuts and Jobs Act which lowered the federal corporate tax rate beginning on January 1, 2018. The federal corporate tax rate was 21.0% in the first quarter of fiscal year 2019 compared to 34.0% in the first quarter of fiscal year 2018.

Financial Condition

Total assets at September 30, 2018 were $510,789 compared to $502,619 at June 30, 2018, an increase of $8,170, or an annualized 6.5%.

Total loans increased by $10,173, or an annualized 12.8%, from $318,509 at June 30, 2018 to $328,682 at September 30, 2018. The growth in the loan portfolio was primarily related to growth within the commercial real estate and 1-4 family residential real estate segments to borrowers within the Bank’s primary market area. The loan growth was primarily funded by an increase of $10,576, or an annualized 9.8%, in total deposits.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Non-Performing Assets

The following table presents the aggregate amounts of non-performing assets and respective ratios as of the dates indicated.

	September 30, 2018	June 30, 2018	September 30, 2017
Non-accrual loans	$1,053	$1,090	$978
Loans past due over 90 days and still accruing	1	—	—
Total non-performing loans	1,054	1,090	978
Other real estate owned	—	—	—
Total non-performing assets	$1,054	$1,090	$978

Non-performing loans to total loans	0.32%	0.34%	0.34%
Allowance for loan losses to total non-performing loans	335.67%	313.94%	326.58%

As of September 30, 2018, impaired loans totaled $2,081, of which $1,053 are included in non-accrual loans. Commercial and commercial real estate loans are classified as impaired if management determines that full collection of principal and interest, in accordance with the terms of the loan documents, is not probable. Impaired loans and non-performing loans have been considered in management’s analysis of the appropriateness of the allowance for loan losses. Management and the Board of Directors are closely monitoring these loans and believe that the prospects for recovery of principal and interest, less identified specific reserves, are favorable.

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

For the three months ended September 30, 2018, net cash inflow from operating activities was $533, net cash outflows from investing activities was $5,259 and net cash inflows from financing activities was $7,739. A major source of cash was a $10,576 increase in deposits and $7,303 from sales, maturities, calls or principal pay downs on available-for-sale securities. A major use of cash was a $10,247 increase in loans. Total cash and cash equivalents were $10,785 as of September 30, 2018, compared to $7,772 at June 30, 2018 and $14,179 at September 30, 2017.

The Bank offers several types of deposit products to its customers. We believe the rates offered by the Bank and the fees charged for them are competitive with the rates and fees charged by other banks for similar deposit products currently available in the market area. Deposits totaled $440,539 at September 30, 2018 compared with $429,963 at June 30, 2018.

To provide an additional source of liquidity, the Corporation has entered into an agreement with the FHLB of Cincinnati. At September 30, 2018, advances from the FHLB of Cincinnati totaled $19,739 compared with $11,756 at June 30, 2018. As of September 30, 2018, the Bank had the ability to borrow an additional $17,355 from the FHLB of Cincinnati based on a blanket pledge of qualifying first mortgage and multi-family loans. The Corporation considers the FHLB of Cincinnati to be a reliable source of liquidity funding, secondary to its deposit base.

Short-term borrowings consisted of repurchase agreements, which are financing arrangements that mature daily, and federal funds purchased from correspondent banks. The Bank pledges securities as collateral for the repurchase agreements. Short-term borrowings totaled $2,902 at September 30, 2018 and $13,367 at June 30, 2018.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Jumbo time deposits (those with balances of $250 and over) totaled $23,430 at September 30, 2018 and $23,018 at June 30, 2018. These deposits are monitored closely by the Corporation and are mainly priced on an individual basis. When these deposits are from a municipality, certain bank-owned securities are pledged to guarantee the safety of these public fund deposits as required by Ohio law. The Corporation has the option to use a fee-paid broker to obtain deposits from outside its normal service area as an additional source of funding. The Corporation, however, does not rely upon these deposits as a primary source of funding. Although management monitors interest rates on an ongoing basis, a quarterly rate sensitivity report is used to determine the effect of interest rate changes on the financial statements. In the opinion of management, enough assets or liabilities could be repriced over the near term (up to three years) to compensate for such changes. The spread on interest rates, or the difference between the average earning assets and the average interest-bearing liabilities, is monitored quarterly.

Off-Balance Sheet Arrangements

In the normal course of business, to meet the financial needs of our customers, we are a party to financial instruments with off-balance sheet risk. These financial instruments generally include commitments to originate mortgage, commercial and consumer loans, and involve to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the Consolidated Balance Sheets. The maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments. Since commitments to extend credit have a fixed expiration date or other termination clause, some commitments will expire without being drawn upon and the total commitment amounts do not necessarily represent future cash requirements. The same credit policies are used in making commitments as are used for on-balance sheet instruments and collateral is required in instances where deemed necessary. Undisbursed balances of loans closed include funds not disbursed but committed for construction projects. Unused lines of credit include funds not disbursed, but committed for home equity, commercial and consumer lines of credit. Financial standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Total unused commitments were $67,113 at September 30, 2018 and $63,854 at June 30, 2018.

Capital Resources

Total shareholders’ equity increased to $43,970 as of September 30, 2018 from $43,761 as of June 30, 2018. The increase was primarily the result of $1,673 of net income for the first quarter of fiscal year 2019. This increase was partially offset by a net increase of $1,168 in the accumulated other comprehensive loss from the unrealized losses on the mark-to-market of available-for-sale securities and cash dividends paid of $355.

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

As of September 30, 2018, the Bank’s common equity tier 1 capital and tier 1 capital ratios were 12.41% and the leverage and total capital ratios were 8.94% and 13.39%, respectively. This compares with common equity tier 1 capital and tier 1 capital ratios of 12.20% and leverage and total risk-based capital ratios of 8.74% and 13.15%, respectively, as of June 30, 2018. The Bank exceeded minimum regulatory capital requirements to be considered well-capitalized for both periods. Management is not aware of any matters occurring subsequent to September 30, 2018 that would cause the Bank’s capital category to change.

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

The Corporation has identified the appropriateness of the allowance for loan losses as a critical accounting policy and an understanding of this policy is necessary to understand the financial statements. Critical accounting policies are those policies that require management’s most difficult, subjective or complex judgments often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Note one (Summary of Significant Accounting Policies - Allowance for Loan Losses), note three (Loans) and Management’s Discussion and Analysis of Financial Condition and Results of Operation (Critical Accounting Policies and Use of Significant Estimates) of the 2018 Form 10-K provide detail with regard to the Corporation’s accounting for the allowance for loan losses. There have been no significant changes in the application of accounting policies since June 30, 2018.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, which are not statements of historical fact, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, all statements set forth in future filings by the Corporation with the SEC, or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, that are not historical in nature, including words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “believe” or similar expressions are intended to identify “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may involve risks and uncertainties that are difficult to predict, may be beyond our control, and could cause actual results to differ materially from those described in such statements. Any such forward-looking statements are made only as of the date of this report or the respective dates of the relevant incorporated documents, as the case may be, and, except as required by law, we undertake no obligation to update these forward-looking statements to reflect subsequent events or circumstances. Factors that could cause actual results for future periods to differ materially from those anticipated or projected include, but are not limited to:

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

(Dollars in thousands, except per share data)

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by the report, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15e. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2018.

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

Exhibit 101

The following materials from Consumers Bancorp, Inc.’s Form 10-Q Report for the quarterly period ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language) include: (1) Unaudited Consolidated Balance Sheets, (2) Unaudited Consolidated Statements of Income, (3) Unaudited Consolidated Statements of Comprehensive Income, (4) Unaudited Consolidated Statement of Changes in Shareholders’ Equity, (5) Unaudited Condensed Consolidated Statements of Cash Flows, and (6) the Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSUMERS BANCORP, INC. (Registrant)

Date: November 14, 2018	/s/ Ralph J. Lober Ralph J. Lober, II President & Chief Executive Officer (principal executive officer)

Date: November 14, 2018	/s/ Renee K. Wood Renee K. Wood Chief Financial Officer & Treasurer (principal financial officer)