Form 10-Q
period 2018-12-31
CONSUMERS BANCORP INC /OH/
filed 2019-02-14
CIK 1006830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There were 2,733,845 shares of Registrant’s common stock, no par value, outstanding as of February 12, 2019.

CONSUMERS BANCORP, INC. FORM 10-Q QUARTER ENDED December 31, 2018

Table of Contents

Page Number (s)

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

CONSUMERS BANCORP, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in thousands, except per share data)	December 31, 2018	June 30, 2018
ASSETS
Cash on hand and noninterest-bearing deposits in financial institutions	$9,579	$7,615
Federal funds sold and interest-bearing deposits in financial institutions	170	157
Total cash and cash equivalents	9,749	7,772
Certificates of deposit in other financial institutions	2,473	2,973
Securities, available-for-sale	143,833	144,028
Securities, held-to-maturity (fair value of $3,852 at December 31, 2018 and $4,048 at June 30, 2018)	3,824	4,024
Federal bank and other restricted stocks, at cost	1,459	1,459
Loans held for sale	1,068	1,448
Total loans	333,562	318,509
Less allowance for loan losses	(3,569)	(3,422)
Net loans	329,993	315,087
Cash surrender value of life insurance	9,472	9,335
Premises and equipment, net	13,473	13,315
Accrued interest receivable and other assets	2,611	3,178
Total assets	$517,955	$502,619

LIABILITIES
Deposits
Noninterest-bearing demand	$111,888	$107,919
Interest bearing demand	83,197	81,299
Savings	155,208	162,204
Time	92,237	78,541
Total deposits	442,530	429,963

Short-term borrowings	3,777	13,367
Federal Home Loan Bank advances	20,922	11,756
Accrued interest and other liabilities	3,830	3,772
Total liabilities	471,059	458,858
Commitments and contingent liabilities

SHAREHOLDERS’ EQUITY
Preferred stock (no par value, 350,000 shares authorized, none outstanding)	—	—
Common stock (no par value, 3,500,000 shares authorized; 2,854,133 shares issued as of December 31, 2018 and June 30, 2018)	14,628	14,630
Retained earnings	35,154	32,342
Treasury stock, at cost (120,288 and 124,489 common shares as of December 31, 2018 and June 30, 2018, respectively)	(1,515)	(1,576)
Accumulated other comprehensive loss	(1,371)	(1,635)
Total shareholders’ equity	46,896	43,761
Total liabilities and shareholders’ equity	$517,955	$502,619

See accompanying notes to consolidated financial statements

CONSUMERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months ended December 31,		Six Months ended December 31,
(Dollars in thousands, except per share amounts)	2018	2017	2018	2017

Interest and dividend income
Loans, including fees	$4,059	$3,437	$8,008	$6,665
Securities, taxable	549	441	1,075	931
Securities, tax-exempt	399	367	774	734
Federal bank and other restricted stocks	22	18	44	39
Federal funds sold and other interest bearing deposits	34	28	57	65
Total interest and dividend income	5,063	4,291	9,958	8,434
Interest expense
Deposits	618	253	1,132	501
Short-term borrowings	14	57	28	112
Federal Home Loan Bank advances	57	54	125	108
Total interest expense	689	364	1,285	721
Net interest income	4,374	3,927	8,673	7,713
Provision for loan losses	(775)	60	(660)	150
Net interest income after provision for loan losses	5,149	3,867	9,333	7,563

Noninterest income
Service charges on deposit accounts	321	301	637	609
Debit card interchange income	369	325	727	648
Bank owned life insurance income	68	68	137	136
Securities gains (losses), net	(27)	—	560	38
Other	213	145	378	280
Total noninterest income	944	839	2,439	1,711

Noninterest expenses
Salaries and employee benefits	2,099	1,966	4,074	3,776
Occupancy and equipment	515	465	1,003	920
Data processing expenses	157	147	307	295
Debit card processing expenses	189	188	383	368
Professional and director fees	171	122	341	239
FDIC assessments	38	46	76	92
Franchise taxes	88	84	177	168
Marketing and advertising	131	61	235	139
Telephone and network communications	64	75	136	157
Other	428	406	832	799
Total noninterest expenses	3,880	3,560	7,564	6,953
Income before income taxes	2,213	1,146	4,208	2,321
Income tax expense	364	489	686	735
Net income	$1,849	$657	$3,522	$1,586

Basic and diluted earnings per share	$0.68	$0.24	$1.29	$0.58

See accompanying notes to consolidated financial statements

CONSUMERS BANCORP, INC.

Consolidated statements of comprehensive income

(Unaudited)

(Dollars in thousands)
	Three Months ended December 31,		Six Months ended December 31,
	2018	2017	2018	2017

Net income	$1,849	$657	$3,522	$1,586

Other comprehensive income (loss), net of tax:
Net change in unrealized gains (losses) on securities available-for-sale:
Unrealized gains (losses) arising during the period	1,787	(631)	894	(527)
Reclassification adjustment for (gains) losses included in income	27	—	(560)	(38)
Net unrealized gains (losses)	1,814	(631)	334	(565)
Income tax effect	(382)	215	(70)	193
Other comprehensive income (loss)	1,432	(416)	264	(372)

Total comprehensive income	$3,281	$241	$3,786	$1,214

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share data)
	Three Months ended December 31,		Six Months ended December 31,
	2018	2017	2018	2017

Balance at beginning of period	$43,970	$44,271	$43,761	$43,535

Net income	1,849	657	3,522	1,586
Other comprehensive income (loss)	1,432	(416)	264	(372)
4,201 and 6,321 shares issued associated with stock awards during the six months ended December 31, 2018 and 2017, respectively	—	—	61	90
204 Dividend reinvestment plan shares associated with forfeited and expired restricted stock awards retired to treasury stock during the six months ended December 31, 2017	—	—	(2)	—
Common cash dividends	(355)	(341)	(710)	(668)

Balance at the end of the period	$46,896	$44,171	$46,896	$44,171

Common cash dividends per share	$0.13	$0.125	$0.26	$0.245

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)	Six Months Ended December 31,
	2018	2017
Cash flows from operating activities
Net cash from operating activities	$4,043	$3,484

Cash flow from investing activities
Securities available-for-sale
Purchases	(13,979)	(5,101)
Maturities, calls and principal pay downs	9,746	8,848
Proceeds from sales	4,898	1,586
Securities held-to-maturity
Principal pay downs	200	198
Net decrease in certificate of deposit in other financial institutions	500	—
Net increase in loans	(14,321)	(20,967)
Acquisition of premises and equipment	(543)	(129)
Sale of other real estate owned	—	71
Net cash from investing activities	(13,499)	(15,494)

Cash flow from financing activities
Net increase in deposit accounts	12,567	8,518
Net change in short-term borrowings	(9,590)	(1,479)
Proceeds from Federal Home Loan Bank advances	9,200	5,400
Repayments of Federal Home Loan Bank advances	(34)	(532)
Dividends paid	(710)	(668)
Net cash from financing activities	11,433	11,239

Increase (decrease) in cash or cash equivalents	1,977	(771)

Cash and cash equivalents, beginning of period	7,772	9,912
Cash and cash equivalents, end of period	$9,749	$9,141

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$1,261	$709
Federal income taxes	395	405
Non-cash items:
Transfer from loans to other real estate owned	—	57
Transfer from loans held for sale to portfolio	75	172
Issuance of treasury stock for stock awards	59	90
Expired and forfeited dividend reinvestment plan shares associated with restricted stock awards that were retired to treasury stock	—	4

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

Recently Issued Accounting Pronouncements Not Yet Effective: In June 2016, FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  This ASU adds a new Topic 326 to the codification and removes the thresholds that companies apply to measure credit losses on financial instruments measured at amortized cost, such as loans, receivables, and held-to-maturity debt securities. Under current U.S. generally accepted accounting principles, companies generally recognize credit losses when it is probable that the loss has been incurred. The revised guidance will remove all current loss recognition thresholds and will require companies to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the corporation expects to collect over the instrument’s contractual life. ASU 2016-13 also amends the credit loss measurement guidance for available-for-sale debt securities and beneficial interests in securitized financial assets. The guidance in ASU 2016-13 is effective for “public business entities,” as defined in the guidance, that are SEC filers for fiscal years and for interim periods within those fiscal years beginning after December 15, 2019. Early adoption of the guidance is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Management is currently evaluating the impact of the adoption of this guidance on the Corporation’s consolidated financial statements and is in the midst of gathering critical data to evaluate the impact. However, it is too early to estimate the impact.

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842). This ASU will require all organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Additional qualitative and quantitative disclosures will be required so that users can understand more about the nature of an entity’s leasing activities. The new guidance is effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted. The Corporation has several lease agreements, such as branch locations, which are currently considered operating leases, and therefore, not recognized on the Corporation’s consolidated condensed statements of financial condition. The Corporation expects the new guidance to require these lease agreements to now be recognized on the consolidated condensed statements of financial condition as a right-of-use asset and a corresponding lease liability. Therefore, the Corporation’s preliminary evaluation indicates the provisions of ASU No. 2016-02 are expected to impact the Corporation’s consolidated condensed statements of financial condition, along with our regulatory capital ratios. The definition of a lease and the cash flows required to be evaluated will change. The Corporation continues to evaluate the extent of the potential impact the new guidance will have on the Corporation’s consolidated financial statements. At December 31, 2018, the Corporation had contractual operating lease commitments of approximately $500, before considering renewal options that are generally present.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 2 – Securities

Available –for-Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2018
Obligations of U.S. government-sponsored entities and agencies	$18,431	$58	$(241)	$18,248
Obligations of state and political subdivisions	57,619	427	(544)	57,502
U.S. Government-sponsored mortgage-backed securities–residential	61,239	75	(1,392)	59,922
U.S. Government-sponsored mortgage-backed securities– commercial	1,418	—	(12)	1,406
U.S. Government-sponsored collateralized mortgage obligations– residential	6,861	44	(150)	6,755
Total available-for-sale securities	$145,568	$604	$(2,339)	$143,833

Held-to-Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
December 31, 2018
Obligations of state and political subdivisions	$3,824	$28	$—	$3,852
Total held-to-maturity securities	$3,824	$28	$—	$3,852

Available–for-Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2018
Obligations of U.S. government-sponsored entities and agencies	$16,488	$6	$(372)	$16,122
Obligations of state and political subdivisions	56,964	339	(713)	56,590
U.S. Government-sponsored mortgage-backed securities – residential	65,062	6	(1,660)	63,408
U.S. Government-sponsored mortgage-backed securities – commercial	1,432	—	(17)	1,415
U.S. Government-sponsored collateralized mortgage obligations - residential	5,973	9	(216)	5,766
Pooled trust preferred security	178	549	—	727
Total available-for-sale securities	$146,097	$909	$(2,978)	$144,028

Held-to-Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
June 30, 2018
Obligations of state and political subdivisions	$4,024	$24	$—	$4,048
Total held-to-maturity securities	$4,024	$24	$—	$4,048

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Proceeds from the sale of available-for-sale securities were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Proceeds from sales	$2,325	$—	$4,898	$1,586
Gross realized gains	1	—	594	39
Gross realized losses	28	—	34	1

The income tax benefit related to net realized losses amounted to $6 for the three months ended December 31, 2018. The income tax provision related to the net realized gains amounted to $118 and $13 for the six-month periods ended December 31, 2018 and 2017, respectively.

The amortized cost and fair values of debt securities at December 31, 2018, by expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities are shown separately.

Available-for-Sale	Amortized Cost	Estimated Fair Value
Due in one year or less	$620	$623
Due after one year through five years	22,265	22,225
Due after five years through ten years	26,715	26,644
Due after ten years	26,450	26,258
Total	76,050	75,750

U.S. Government-sponsored mortgage-backed and related securities	69,518	68,083
Total available-for-sale securities	$145,568	$143,833

Held-to-Maturity

Due after five years through ten years	489	497
Due after ten years	3,335	3,355
Total held-to-maturity securities	$3,824	$3,852

The following table summarizes the securities with unrealized losses at December 31, 2018 and June 30, 2018, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or more		Total
Available-for-sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2018
Obligations of US government-sponsored entities and agencies	$3,485	$(18)	$9,658	$(223)	$13,143	$(241)
Obligations of states and political subdivisions	14,081	(105)	16,076	(439)	30,157	(544)
Mortgage-backed securities – residential	13,348	(72)	40,944	(1,320)	54,292	(1,392)
Mortgage-backed securities – commercial	—	—	1,406	(12)	1,406	(12)
Collateralized mortgage obligations – residential	—	—	4,535	(150)	4,535	(150)
Total temporarily impaired	$30,914	$(195)	$72,619	$(2,144)	$103,533	$(2,339)

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

The unrealized losses within the securities portfolio as of December 31, 2018 have not been recognized into income because the decline in fair value is not attributed to credit quality and management does not intend to sell, and it is not likely that management will be required to sell, the securities prior to their anticipated recovery. The decline in fair value within the securities portfolio is largely due to changes in interest rates and the fair value is expected to recover as the securities approach maturity. The mortgage-backed securities and collateralized mortgage obligations were primarily issued by Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support. The Corporation does not own any private label mortgage-backed securities.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 3 – Loans

Major classifications of loans were as follows:

	December 31, 2018	June 30, 2018
Commercial	$64,162	$60,995
Commercial real estate:
Construction	6,303	5,394
Other	189,635	183,383
1 – 4 Family residential real estate:
Owner occupied	51,641	47,433
Non-owner occupied	14,613	15,516
Construction	2,426	1,171
Consumer	5,019	4,873
Subtotal	333,799	318,765
Net Deferred loan fees and costs	(237)	(256)
Allowance for loan losses	(3,569)	(3,422)
Net Loans	$329,993	$315,087

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended December 31, 2018:

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total

Allowance for loan losses:
Beginning balance	$602	$2,378	$507	$51	$3,538
Provision for loan losses	20	(793)	(12)	10	(775)
Loans charged-off	—	(55)	—	(14)	(69)
Recoveries	—	867	1	7	875
Total ending allowance balance	$622	$2,397	$496	$54	$3,569

The following table presents the activity in the allowance for loan losses by portfolio segment for the six months ended December 31, 2018:

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total

Allowance for loan losses:
Beginning balance	$586	$2,277	$499	$60	$3,422
Provision for loan losses	36	(693)	(7)	4	(660)
Loans charged-off	—	(55)	—	(21)	(76)
Recoveries	—	868	4	11	883
Total ending allowance balance	$622	$2,397	$496	$54	$3,569

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

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2018. Included in the recorded investment in loans is $784 of accrued interest receivable.

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$7	$—	$—	$7
Collectively evaluated for impairment	622	2,390	496	54	3,562
Total ending allowance balance	$622	$2,397	$496	$54	$3,569

Recorded investment in loans:
Loans individually evaluated for impairment	$114	$1,379	$377	$—	$1,870
Loans collectively evaluated for impairment	64,120	194,547	68,785	5,024	332,476
Total ending loans balance	$64,234	$195,926	$69,162	$5,024	$334,346

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

The following table presents information related to unpaid principal balance, recorded investment and interest income associated with loans individually evaluated for impairment by class of loans as of December 31, 2018 and for the six months ended December 31, 2018:

	As of December 31, 2018			Six Months ended December 31, 2018
	Unpaid		Allowance for Loan	Average	Interest	Cash Basis
	Principal	Recorded	Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial	$112	$114	$—	$92	$3	$3
Commercial real estate:
Other	1,340	1,153	—	1,255	19	19
1-4 Family residential real estate:
Owner occupied	127	97	—	98	—	—
Non-owner occupied	304	280	—	287	—	—
With an allowance recorded:
Commercial real estate:
Other	225	226	7	229	7	7
Total	$2,108	$1,870	$7	$1,961	$29	$29

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents information related to average recorded investment and interest income associated with loans individually evaluated for impairment by class of loans for the three months ended December 31, 2018:

	Average	Interest	Cash Basis
	Recorded	Income	Interest
	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial	$113	$2	$2
Commercial real estate:
Other	1,140	8	8
1-4 Family residential real estate:
Owner occupied	97	—	—
Non-owner occupied	283	—	—
With an allowance recorded:
Commercial real estate:
Other	227	4	4
Total	$1,860	$14	$14

The following table presents information related to unpaid principal balance, recorded investment and interest income associated with loans individually evaluated for impairment by class of loans as of June 30, 2018 and for the six months ended December 31, 2017:

	As of June 30, 2018			Six Months ended December 31, 2017
	Unpaid		Allowance for Loan	Average	Interest	Cash Basis
	Principal	Recorded	Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial	$100	$100	$—	$117	$3	$3
Commercial real estate:
Other	1,330	1,330	—	1,057	16	16
1-4 Family residential real estate:
Owner occupied	101	101	—	80	—	—
Non-owner occupied	297	297	—	322	—	—
With an allowance recorded:
Commercial real estate:
Other	231	232	29	337	5	5
Total	$2,059	$2,060	$29	$1,913	$24	$24

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

The following table presents the recorded investment in non-accrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2018 and June 30, 2018:

	December 31, 2018		June 30, 2018
		Loans Past Due		Loans Past Due
		Over 90 Days		Over 90 Days
		Still		Still
	Non-accrual	Accruing	Non-accrual	Accruing
Commercial real estate:
Other	$531	$—	$702	$—
1 – 4 Family residential:
Owner occupied	88	—	90	—
Non-owner occupied	280	—	298	—
Total	$899	$—	$1,090	$—

Non-accrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the aging of the recorded investment in past due loans as of December 31, 2018 by class of loans:

	Days Past Due
	30 - 59	60 - 89	90 Days or	Total	Loans Not
	Days	Days	Greater	Past Due	Past Due	Total
Commercial	$—	$—	$—	$—	$64,234	$64,234
Commercial real estate:
Construction	—	—	—	—	6,281	6,281
Other	—	26	104	130	189,515	189,645
1-4 Family residential:
Owner occupied	180	—	80	260	51,843	52,103
Non-owner occupied	—	—	—	—	14,611	14,611
Construction	—	—	—	—	2,448	2,448
Consumer	—	—	—	—	5,024	5,024
Total	$180	$26	$184	$390	$333,956	$334,346

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The above table of past due loans includes the recorded investment in non-accrual loans of $184 in the 90 days or greater category and $715 in the loans not past due category.

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

At December 31, 2018 and June 30, 2018, the Corporation had $1,251 and $1,269, respectively, of loans classified as TDRs which are included in impaired loans above. As of December 31, 2018 and June 30, 2018, the Corporation had committed to lend an additional $112 and $174, respectively, to customers with outstanding loans that were classified as troubled debt restructurings. At December 31, 2018 and June 30, 2018, the Corporation had $7 and $29, respectively, of specific reserves allocated to these loans.

During the three and six-month periods ended December 31, 2018 and 2017, there were no loan modifications completed that were classified as troubled debt restructurings. There were no charge offs from troubled debt restructurings that were completed during the three and six-month periods ended December 31, 2018 and 2017.

There were no loans classified as troubled debt restructurings for which there was a payment default within 12 months following the modification during the three and six-month periods ended December 31, 2018 and 2017. A loan is considered in payment default once it is 90 days contractually past due under the modified terms.

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

	As of December 31, 2018
		Special			Not
	Pass	Mention	Substandard	Doubtful	Rated
Commercial	$62,251	$525	$1,054	$—	$404
Commercial real estate:
Construction	6,281	—	—	—	—
Other	174,444	11,507	2,048	531	1,115
1-4 Family residential real estate:
Owner occupied	2,490	92	25	8	49,488
Non-owner occupied	13,369	188	332	280	442
Construction	693	—	—	—	1,755
Consumer	43	—	—	—	4,981
Total	$259,571	$12,312	$3,459	$819	$58,185

	As of June 30, 2018
		Special			Not
	Pass	Mention	Substandard	Doubtful	Rated
Commercial	$59,214	$288	$1,162	$—	$415
Commercial real estate:
Construction	5,386	—	—	—	—
Other	172,471	7,061	1,878	702	1,255
1-4 Family residential real estate:
Owner occupied	2,577	—	27	11	45,214
Non-owner occupied	14,025	195	417	298	579
Construction	8	—	—	—	1,182
Consumer	93	—	—	—	4,783
Total	$253,774	$7,544	$3,484	$1,011	$53,428

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

Assets and liabilities measured at fair value on a recurring basis are summarized below, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements at December 31, 2018 Using
	Balance at December 31, 2018	Level 1	Level 2	Level 3
Assets:
Obligations of U.S. government-sponsored entities and agencies	$18,248	$—	$18,248	$—
Obligations of states and political subdivisions	57,502	—	57,502	—
Mortgage-backed securities – residential	59,922	—	59,922	—
Mortgage-backed securities – commercial	1,406	—	1,406	—
Collateralized mortgage obligations - residential	6,755	—	6,755	—

		Fair Value Measurements at June 30, 2018 Using
	Balance at June 30, 2018	Level 1	Level 2	Level 3
Assets:
Obligations of U.S. government-sponsored entities and agencies	$16,122	$—	$16,122	$—
Obligations of states and political subdivisions	56,590	—	56,590	—
Mortgage-backed securities - residential	63,408	—	63,408	—
Mortgage-backed securities - commercial	1,415	—	1,415	—
Collateralized mortgage obligations - residential	5,766	—	5,766	—
Pooled trust preferred security	727	—	727	—

There were no transfers between Level 1 and Level 2 during the three- or six-month periods ended December 31, 2018 or 2017.

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

Other Real Estate Owned: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Real estate owned properties are evaluated on a quarterly basis for additional impairment and adjusted accordingly. There was no other real estate owned being carried at fair value as of December 31, 2018 or June 30, 2018.

There were no financial assets measured at fair value on a non-recurring basis at June 30, 2018. Financial assets measured at fair value on a non-recurring basis at December 31, 2018 are summarized below:

		Fair Value Measurements at December 31, 2018 Using
	Balance at December 31, 2018	Level 1	Level 2	Level 3
Impaired loans:
Commercial Real Estate - Other	$105	$—	$—	$105

The resulting impact to the provision for loan losses was an increase of $55 being recorded for the three- and six-month periods ended December 31, 2018. There was no impact to the provision for loan losses for the three months ended December 31, 2017. The resulting impact to the provision for loan losses was a decrease of $17 being recorded for the six months ended December 31, 2017.

The following table shows the estimated fair values of financial instruments that are reported at amortized cost in the Corporation’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	December 31, 2018		June 30, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Level 1 inputs:
Cash and cash equivalents	$9,749	$9,749	$7,772	$7,772
Level 2 inputs:
Certificates of deposits in other financial institutions	2,473	2,466	2,973	2,976
Loans held for sale	1,068	1,094	1,448	1,474
Accrued interest receivable	1,485	1,485	1,404	1,404
Level 3 inputs:
Securities held-to-maturity	3,824	3,852	4,024	4,048
Loans, net	329,993	326,602	315,087	311,642
Financial Liabilities:
Level 2 inputs:
Demand and savings deposits	350,293	350,293	351,422	351,422
Time deposits	92,237	93,059	78,541	78,332
Short-term borrowings	3,777	3,777	13,367	13,367
Federal Home Loan Bank advances	20,922	20,538	11,756	11,146
Accrued interest payable	92	92	68	68

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

Loans: Effective for the period ended September 30, 2018, the fair value of loans were determined using an exit price methodology as prescribed by ASU 2016-01. The exit price estimation of fair value is based on the future value of expected cash flows. The projected cash flows are based on the contractual terms of the loans, adjusted for prepayments and use of a current market rate based on the relative credit risk of the loan. In addition, an incremental liquidity discount is applied resulting in a Level 3 classification. In comparison, loan fair values as of June 30, 2018 were estimated based on an entrance price methodology. As a result, the fair value adjustments as of December 31, 2018 and June 30, 2018 are not comparable.

Securities held-to-maturity: The held-to-maturity securities are general obligation and revenue bonds made to local municipalities. The fair values of these securities are estimated using a spread to the applicable municipal fair market curve resulting in a Level 3 classification.

Time deposits: Fair value of fixed-maturity certificates of deposit was estimated using the rates offered at December 31, 2018 and June 30, 2018, for deposits of similar remaining maturities, resulting in a Level 2 classification. Estimated fair value does not include the benefit that results from low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market.

Federal Home Loan Bank advances: Fair value of Federal Home Loan Bank advances was estimated using current rates at December 31, 2018 and June 30, 2018 for similar financing resulting in a Level 2 classification.

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

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 5 – Earnings Per Share

Basic earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period and is equal to net income divided by the weighted average number of shares outstanding during the period.  Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares that may be issued upon the vesting of restricted stock awards. There were 2,178 and 1,042 shares of restricted stock that were anti-dilutive for the three and six month periods ended December 31, 2018. There were 2,062 shares of restricted stock that were anti-dilutive for the three and six months ended December 31, 2017. The following table details the calculation of basic and diluted earnings per share:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2018	2017	2018	2017
Basic:
Net income available to common shareholders	$1,849	$657	$3,522	$1,586
Weighted average common shares outstanding	2,730,375	2,727,666	2,730,355	2,725,859
Basic income per share	$0.68	$0.24	$1.29	$0.58

Diluted:
Net income available to common shareholders	$1,849	$657	$3,522	$1,586
Weighted average common shares outstanding	2,730,375	2,727,666	2,730,355	2,725,859
Dilutive effect of restricted stock	—	—	23	—
Total common shares and dilutive potential common shares	2,730,375	2,727,666	2,730,378	2,725,859
Dilutive income per share	$0.68	$0.24	$1.29	$0.58

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 6 –Accumulated Other Comprehensive Income (Loss)

The components of other comprehensive income related to unrealized gains and losses on available-for-sale securities for the three- and six-month periods ended December 31, 2018 and 2017, were as follows:

	Pretax	Tax Effect	After-tax	Affected Line Item in Consolidated Statements of Income
Balance as of September 30, 2018	$(3,549)	$746	$(2,803)
Unrealized holding gain on available-for-sale securities arising during the period	1,787	(376)	1,411
Amounts reclassified from accumulated other comprehensive income	27	(6)	21	(a)(b)
Net current period other comprehensive income	1,814	(382)	1,432
Balance after reclassification as of December 31, 2018	$(1,735)	$364	$(1,371)

Balance as of September 30, 2017	$741	$(252)	$489
Unrealized holding loss on available-for-sale securities arising during the period	(631)	215	(416)
Balance as of December 31, 2017	$110	$(37)	$73

(a) Securities (gains) losses, net

(b) Income tax expense

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

	Pretax	Tax Effect	After-tax	Affected Line Item in Consolidated Statements of Income
Balance as of June 30, 2018	$(2,069)	$434	$(1,635)
Unrealized holding gain on available-for-sale securities arising during the period	894	(188)	706
Amounts reclassified from accumulated other comprehensive income	(560)	118	(442)	(a)(b)
Net current period other comprehensive income	334	(70)	264
Balance after reclassification as of December 31, 2018	$(1,735)	$364	$(1,371)

Balance as of June 30, 2017	$675	$(230)	$445
Unrealized holding losses on available-for-sale securities arising during the period	(527)	180	(347)
Amounts reclassified from accumulated other comprehensive income	(38)	13	(25)	(a)(b)
Net current period other comprehensive loss	(565)	193	(372)
Balance as of December 31, 2017	$110	$(37)	$73

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

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the Corporation's sources of noninterest income for the three and six months ended December 31, 2018 and 2017.

	For the three months ended December 31,		For the six months ended December 31,
	2018	2017	2018	2017
Noninterest income
In scope of Topic 606:
Service charges on deposit accounts	$321	$301	$637	$609
Debit card interchange income	369	325	727	648
Other income	213	145	378	280

Noninterest income (in scope of Topic 606)	903	771	1,742	1,537
Noninterest income (out-of-scope of Topic 606)	41	68	697	174

Total noninterest income	$944	$839	$2,439	$1,711

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share data)

General

The following is management’s analysis of the Corporation’s results of operations for the three- and six-month periods ended December 31, 2018, compared to the same periods in 2017, and the consolidated balance sheet at December 31, 2018, compared to June 30, 2018. This discussion is designed to provide a more comprehensive review of the operating results and financial condition than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

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

Results of Operations

Three- and Six-Month Periods Ended December 31, 2018 and 2017

In the second quarter of fiscal year 2019, net income increased by $1,192, or 181.4% from the same period last year. Net income for the second quarter of fiscal year 2019 was $1,849, or $0.68 per common share, compared to $657, or $0.24 per common share for the three months ended December 31, 2017. The following are key highlights of our results of operations for the three months ended December 31, 2018:

●	a negative provision for loan loss expense of $775 was recorded in the second quarter of fiscal year 2019 primarily as a result of net recoveries of $806 that were collected during the quarter;
●	net interest income increased by $447 to $4,374, or by 11.4%, in the second quarter of fiscal year 2019 from the same prior year period;
●	noninterest income increased by $105, or 12.5%, in the second quarter of fiscal year 2019 from the same prior year period; and
●	noninterest expenses increased by $320, or 9.0%, in the second quarter of fiscal year 2019 from the same prior year period.

In the first six months of fiscal year 2019, net income increased by $1,936, or 122.1% from the same period last year. Net income for the six months ended December 31, 2018 was $3,522, or $1.29 per common share, compared to $1,586, or $0.58 per common share for the six months ended December 31, 2017. The following are key highlights of our results of operations for the six months ended December 31, 2018:

●	net interest income increased by $960 to $8,673, or by 12.4%, in the first six months of fiscal year 2019 from the same prior year period;
●	a negative provision for loan loss expense of $660 was recorded in the first six months of fiscal year 2019 compared with a $150 provision for loan loss expense during the same prior year period;
●

noninterest income increased by $728, or 42.5%, in the first six months of fiscal year 2019 from the same prior year period, which includes net securities gains of $560 in fiscal year 2019 compared to $38 in the same prior year period; and

●	noninterest expenses increased by $611, or 8.8%, in the first six months of fiscal year 2019 from the same prior year period.

Return on average equity and return on average assets were 15.71% and 1.38%, respectively, for the first six months of fiscal year 2019 compared to 7.09% and 0.67%, respectively, for the same prior year period.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Net Interest Income

Net interest income, the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the largest component of the Corporation’s earnings. Net interest income is affected by changes in the volumes, rates and composition of interest-earning assets and interest-bearing liabilities. Net interest margin is calculated by dividing net interest income on a fully tax equivalent basis (FTE) by total average interest-earning assets. FTE income includes tax-exempt income, restated to a pre-tax equivalent, based on the statutory federal income tax rate. The federal income tax rate in effect for the 2019 fiscal year was 21.0% compared with 27.55% for the same prior year period. A 21.0% federal tax rate went into effect on January 1, 2018 with the enactment of the Tax Cuts and Jobs Act. All average balances are daily average balances. Non-accruing loans are included in average loan balances.

The Corporation’s net interest margin was 3.63% for the three months ended December 31,2018, compared with 3.61% for the same period in 2017. FTE net interest income for the three months ended December 31, 2018 increased by $424, or 10.6%, to $4,435 from $4,011 for the same year ago period.

Tax-equivalent interest income for the three months ended December 31, 2018 increased by $749, or 17.1%, from the same year ago period. Interest income was positively impacted by a $39,286, or 8.9%, increase in average interest-earning assets from the same prior year period. Additionally, the Corporation’s yield on average interest-earning assets increased to 4.20% for the three months ended December 31, 2018 from 3.94% for the same period last year. The increase in the yield on average interest-earning assets was primarily a result of an increase in interest rates as well as a positive change in the earning asset mix with higher yielding loans increasing faster than lower yielding securities.

Interest expense for the three months ended December 31, 2018 increased by $325 from the same year ago period. The Corporation’s cost of funds was 0.79% for the three months ended December 31, 2018 compared with 0.46% for the same year ago period. The increase in short term market interest rates has impacted the rates paid on all interest-bearing deposit products and borrowings.

The Corporation’s net interest margin was 3.67% for the six months ended December 31, 2018, compared with 3.62% for the same period in 2017. FTE net interest income for the six months ended December 31, 2018 increased by $884, or 11.1%, to $8,869 from $7,985 for the same year ago period.

Tax-equivalent interest income for the six months ended December 31, 2018 increased by $1,448, or 16.6%, from the same year ago period. Interest income was positively impacted by a $38,904, or 8.9%, increase in average interest-earning assets from the same prior year period. Additionally, the Corporation’s yield on average interest-earning assets increased to 4.20% for the six months ended December 31, 2018 from 3.95% for the same period last year. The yield on average interest-earning assets increased despite a decline in the tax-equivalent yield on nontaxable securities which occurred as a result of the decline in the statutory federal tax rate. The increase in the yield on average interest-earning assets was primarily a result of an increase in interest rates as well as a positive change in the earning asset mix with higher yielding loans increasing faster than lower yielding securities.

Interest expense for the six months ended December 31, 2018 increased by $564 from the same year ago period. The Corporation’s cost of funds was 0.74% for the six months ended December 31, 2018 compared with 0.46% for the same year ago period.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Average Balance Sheets and Analysis of Net Interest Income for the Three Months Ended December 31, (In thousands, except percentages)
	2018			2017
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Taxable securities	$85,035	$549	2.47%	$80,517	$441	2.17%
Nontaxable securities (1)	60,213	458	2.97	60,556	448	2.97
Loans receivable (1)	327,661	4,061	4.92	292,149	3,440	4.67
Federal bank and other restricted stocks	1,459	22	5.98	1,424	18	5.01
Interest bearing deposits and federal funds sold	6,097	34	2.21	6,533	28	1.70
Total interest-earning assets	480,465	5,124	4.20%	441,179	4,375	3.94%

Noninterest-earning assets	31,156			31,646

Total Assets	$511,621			$472,825

Interest-bearing liabilities:
NOW	$83,946	$138	0.65%	$53,913	$20	0.15%
Savings	162,418	176	0.43	152,502	78	0.20
Time deposits	81,896	304	1.47	66,770	155	0.92
Short-term borrowings	3,599	14	1.54	26,249	57	0.86
FHLB advances	15,462	57	1.46	12,829	54	1.67
Total interest-bearing liabilities	347,321	689	0.79%	312,263	364	0.46%

Noninterest-bearing liabilities:
Noninterest-bearing checking accounts	115,435			112,039
Other liabilities	4,413			3,956
Total liabilities	467,169			428,258
Shareholders’ equity	44,452			44,567

Total liabilities and shareholders’ equity	$511,621			$472,825

Net interest income, interest rate spread (1)		$4,435	3.41%		$4,011	3.48%

Net interest margin (net interest as a percent of average interest-earning assets) (1)			3.63%			3.61%

Federal tax exemption on non-taxable securities and loans included in interest income		$61			$84

Average interest-earning assets to interest-bearing liabilities	138.33%			141.28%

(1) calculated on a fully taxable equivalent basis utilizing a statutory federal income tax rate of 21.0% in the 2019 fiscal year and 27.55% in the 2018 fiscal year

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Average Balance Sheets and Analysis of Net Interest Income for the Six Months Ended December 31, (In thousands, except percentages)
	2018			2017
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Taxable securities	$85,554	$1,075	2.42%	$82,154	$931	2.25%
Nontaxable securities (1)	59,738	964	3.17	60,635	997	3.30
Loans receivable (1)	324,927	8,014	4.89	286,273	6,674	4.62
Federal bank and other restricted stocks	1,459	44	5.98	1,424	39	5.43
Interest bearing deposits and federal funds sold	5,258	57	2.15	7,546	65	1.71
Total interest-earning assets	476,936	10,154	4.20%	438,032	8,706	3.95%

Noninterest-earning assets	30,984			31,699

Total Assets	$507,920			$469,731

Interest-bearing liabilities:
NOW	$83,157	$263	0.63%	$53,556	$40	0.15%
Savings	162,840	313	0.38	152,080	158	0.21
Time deposits	80,219	556	1.37	66,595	303	0.90
Short-term borrowings	3,822	28	1.45	26,197	112	0.85
FHLB advances	15,559	125	1.59	12,915	108	1.66
Total interest-bearing liabilities	345,597	1,285	0.74%	311,343	721	0.46%

Noninterest-bearing liabilities:
Noninterest-bearing checking accounts	113,556			110,111
Other liabilities	4,300			3,920
Total liabilities	463,453			425,374
Shareholders’ equity	44,467			44,357

Total liabilities and shareholders’ equity	$507,920			$469,731

Net interest income, interest rate spread (1)		$8,869	3.46%		$7,985	3.49%

Net interest margin (net interest as a percent of average interest-earning assets) (1)			3.67%			3.62%

Federal tax exemption on non-taxable securities and loans included in interest income		$196			$272

Average interest-earning assets to interest-bearing liabilities	138.00%			140.69%

(1) calculated on a fully taxable equivalent basis utilizing a statutory federal income tax rate of 21.0% in the 2019 fiscal year and 27.55% in the 2018 fiscal year

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Provision for Loan Losses

The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable incurred credit losses in the Bank’s loan portfolio that have been incurred at each balance sheet date. For the three months ended December 31, 2018, a negative provision for loan loss expense of $775 was recorded compared to a provision for loan loss expense of $60 for the same prior year period. For the six-month period ended December 31, 2018, a negative provision for loan loss expense of $660 was recognized compared to a provision for loan loss expense of $150 for the same prior year period. Net recoveries of $806 and $807 were collected during the three- and six-month periods ended December 31, 2018, respectively.

Non-performing loans were $899 as of December 31, 2018 compared with $1,090 as of June 30, 2018 and $865 as of December 31, 2017. For the six months ended December 31, 2018, net recoveries totaled $807 compared with net charge-offs of $11 for the same prior year period. A full principal recovery of a prior period commercial real estate loan charge-off was collected during the three-month period ended December 31, 2018. The allowance for loan losses as a percentage of loans was 1.07% at December 31, 2018 and June 30, 2018. The provision for loan losses for the period ended December 31, 2018 was considered sufficient by management for maintaining an appropriate allowance for probable incurred credit losses.

Noninterest Income

Noninterest income increased by $105, or 12.5%, for the second quarter of fiscal year 2019 from the same period last year and $728, or 42.5%, for the first six months of fiscal year 2019 from the same period last year. Net securities gains in the first six months of fiscal year 2019 totaled $560 compared to $38 in the same prior year period. During the first six month of the 2019 fiscal year, the pooled trust preferred security was sold because of the significant increase in the value of this security resulting in a gain of $593. Excluding net securities gains, noninterest income increased by $206, or 12.3%, in the first six months of the 2019 fiscal year from the same period last year. Noninterest income was positively impacted by increases in debit card interchange income and gains from the sale of mortgage loans.

Noninterest Expenses

Total noninterest expenses increased to $3,880, or by 9.0%, during the second quarter of fiscal year 2019, compared with $3,560 during the same year ago period. Total non-interest expenses increased to $7,564, or by 8.8%, during the first six months of fiscal 2019, compared with $6,953 during the same year ago period. Total noninterest expenses were impacted by increases in salary, incentive, legal and consulting expenses.

Income Taxes

Income tax expense was $364 and $686 for the three- and six-month periods ended December 31, 2018 compared to $489 and $735 for the three- and six-month periods ended December 31, 2017, respectively. The effective tax rate was 16.4% and 16.3% for the three- and six-month periods ended December 31, 2018 compared to 42.7% and 31.7% for the three- and six-month periods ended December 31, 2017. Income tax expense and the effective tax rate were higher in the 2018 fiscal year periods primarily due to the enactment of the Tax Cuts and Jobs Act. As a result of the enactment of the Tax Act, a one-time income tax expense of $348 was recorded in conjunction with writing down its net deferred tax assets. The effective tax rate was lower in the 2019 fiscal year as a result of the enactment of the Tax Cuts and Jobs Act which lowered the federal corporate tax rate beginning on January 1, 2018. The federal corporate tax rate was 21.0% in the 2019 fiscal year compared to 27.55% in the 2018 fiscal year.

Financial Condition

Total assets at December 31, 2018 were $517,955 compared to $502,619 at June 30, 2018, an increase of $15,336, or an annualized 6.1%.

Total loans increased by $15,053, or an annualized 9.5%, from $318,509 at June 30, 2018 to $333,562 at December 31, 2018. The growth in the loan portfolio was primarily related to growth within the commercial real estate and 1-4 family residential real estate segments to borrowers within the Bank’s primary market area. The loan growth was primarily funded by an increase of $12,567, or an annualized 5.8%, in total deposits.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Non-Performing Assets

The following table presents the aggregate amounts of non-performing assets and respective ratios as of the dates indicated.

	December 31, 2018	June 30, 2018	December 31, 2017
Non-accrual loans	$899	$1,090	$865
Loans past due over 90 days and still accruing	—	—	—
Total non-performing loans	899	1,090	865
Other real estate owned	—	—	57
Total non-performing assets	$899	$1,090	$922

Non-performing loans to total loans	0.27%	0.34%	0.29%
Allowance for loan losses to total non-performing loans	397.00%	313.94%	372.83%

As of December 31, 2018, impaired loans totaled $1,870, of which $899 are included in non-accrual loans. Commercial and commercial real estate loans are classified as impaired if management determines that full collection of principal and interest, in accordance with the terms of the loan documents, is not probable. Impaired loans and non-performing loans have been considered in management’s analysis of the appropriateness of the allowance for loan losses. Management and the Board of Directors are closely monitoring these loans and believe that the prospects for recovery of principal and interest, less identified specific reserves, are favorable.

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

For the six months ended December 31, 2018, net cash inflow from operating activities was $4,043, net cash outflows from investing activities was $13,499 and net cash inflows from financing activities was $11,433. A major source of cash was a $12,567 increase in deposits and $14,644 from sales, maturities, calls or principal pay downs on available-for-sale securities. A major use of cash was a $14,321 increase in loans. Total cash and cash equivalents were $9,749 as of December 31, 2018, compared to $7,772 at June 30, 2018 and $9,141 at December 31, 2017.

The Bank offers several types of deposit products to its customers. We believe the rates offered by the Bank and the fees charged for them are competitive with the rates and fees charged by other banks for similar deposit products currently available in the market area. Deposits totaled $442,530 at December 31, 2018 compared with $429,963 at June 30, 2018.

To provide an additional source of liquidity, the Corporation has entered into an agreement with the FHLB of Cincinnati. At December 31, 2018, advances from the FHLB of Cincinnati totaled $20,922 compared with $11,756 at June 30, 2018. As of December 31, 2018, the Bank had the ability to borrow an additional $21,975 from the FHLB of Cincinnati based on a blanket pledge of qualifying first mortgage and multi-family loans. The Corporation considers the FHLB of Cincinnati to be a reliable source of liquidity funding, secondary to its deposit base.

Short-term borrowings consisted of repurchase agreements, which are financing arrangements that mature daily, and federal funds purchased from correspondent banks. The Bank pledges securities as collateral for the repurchase agreements. Short-term borrowings totaled $3,777 at December 31, 2018 and $13,367 at June 30, 2018.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Jumbo time deposits (those with balances of $250 and over) totaled $32,420 at December 31, 2018 and $23,018 at June 30, 2018. These deposits are monitored closely by the Corporation and are mainly priced on an individual basis. When these deposits are from a municipality, certain bank-owned securities are pledged to guarantee the safety of these public fund deposits as required by Ohio law. The Corporation has the option to use a fee-paid broker to obtain deposits from outside its normal service area as an additional source of funding. The Corporation, however, does not rely upon these deposits as a primary source of funding. Although management monitors interest rates on an ongoing basis, a quarterly rate sensitivity report is used to determine the effect of interest rate changes on the financial statements. In the opinion of management, enough assets or liabilities could be repriced over the near term (up to three years) to compensate for such changes. The spread on interest rates, or the difference between the average earning assets and the average interest-bearing liabilities, is monitored quarterly.

Off-Balance Sheet Arrangements

In the normal course of business, to meet the financial needs of our customers, we are a party to financial instruments with off-balance sheet risk. These financial instruments generally include commitments to originate mortgage, commercial and consumer loans, and involve to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the Consolidated Balance Sheets. The maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments. Since commitments to extend credit have a fixed expiration date or other termination clause, some commitments will expire without being drawn upon and the total commitment amounts do not necessarily represent future cash requirements. The same credit policies are used in making commitments as are used for on-balance sheet instruments and collateral is required in instances where deemed necessary. Undisbursed balances of loans closed include funds not disbursed but committed for construction projects. Unused lines of credit include funds not disbursed, but committed for home equity, commercial and consumer lines of credit. Financial standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Total unused commitments were $71,205 at December 31, 2018 and $63,854 at June 30, 2018.

Capital Resources

Total shareholders’ equity increased to $46,896 as of December 31, 2018 from $43,761 as of June 30, 2018. The increase was primarily the result of $3,522 of net income for the first six months of fiscal year 2019. This increase was partially offset by cash dividends paid of $710.

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

As of December 31, 2018, the Bank’s common equity tier 1 capital and tier 1 capital ratios were 12.69% and the leverage and total capital ratios were 9.08% and 13.67%, respectively. This compares with common equity tier 1 capital and tier 1 capital ratios of 12.20% and leverage and total risk-based capital ratios of 8.74% and 13.15%, respectively, as of June 30, 2018. The Bank exceeded minimum regulatory capital requirements to be considered well-capitalized for both periods. Management is not aware of any matters occurring subsequent to December 31, 2018 that would cause the Bank’s capital category to change.

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

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, which are not statements of historical fact, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, all statements set forth in future filings by the Corporation with the SEC, or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, that are not historical in nature, including words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “believe” or similar expressions are intended to identify “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may involve risks and uncertainties that are difficult to predict, may be beyond our control, and could cause actual results to differ materially from those described in such statements. Any such forward-looking statements are made only as of the date of this report or the respective dates of the relevant incorporated documents, as the case may be, and, except as required by law, we undertake no obligation to update these forward-looking statements to reflect subsequent events or circumstances. Factors that could cause actual results for future periods to differ materially from those anticipated or projected include, but are not limited to:

●	local, regional and national economic conditions becoming less favorable than we expect, resulting in a deterioration in credit quality of our loan assets, among other things;
●	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;
●	inflation, interest rate, securities market and monetary fluctuations;
●	changes in the level of non-performing assets and charge-offs;
●	declining asset values impacting the underlying value of collateral;
●	the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which we must comply;
●	competitive pressures on product pricing and services;
●	breaches of security or failures of our technology systems due to technological or other factors and cybersecurity threats;
●	changes in the reliability of our vendors, internal control systems or information systems;
●	our ability to attract and retain qualified employees;
●	changes in accounting policies, rules and interpretations;
●	unanticipated changes in our liquidity position, including, but not limited to, changes in the cost of liquidity and our ability to find alternative funding sources; and
●	changes in consumer spending, borrowing and savings habits.

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

CONSUMERS BANCORP, INC.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by the report, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15e. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2018.

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

Exhibit 101

The following materials from Consumers Bancorp, Inc.’s Form 10-Q Report for the quarterly period ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language) include: (1) Unaudited Consolidated Balance Sheets, (2) Unaudited Consolidated Statements of Income, (3) Unaudited Consolidated Statements of Comprehensive Income, (4) Unaudited Consolidated Statement of Changes in Shareholders’ Equity, (5) Unaudited Condensed Consolidated Statements of Cash Flows, and (6) the Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSUMERS BANCORP, INC. (Registrant)

Date: February 14, 2019	/s/ Ralph J. Lober Ralph J. Lober, II President & Chief Executive Officer (principal executive officer)

Date: February 14, 2019	/s/ Renee K. Wood Renee K. Wood Chief Financial Officer & Treasurer (principal financial officer)