Form 10-Q
period 2019-03-31
CONSUMERS BANCORP INC /OH/
filed 2019-05-15
CIK 1006830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	CBKM	OTCQX

There were 2,733,845 shares of Registrant’s common stock, no par value, outstanding as of May 13, 2019.

CONSUMERS BANCORP, INC. FORM 10-Q QUARTER ENDED March 31, 2019

Table of Contents

Page Number (s)

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

CONSUMERS BANCORP, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in thousands, except per share data)	March 31, 2019	June 30, 2018
ASSETS
Cash on hand and noninterest-bearing deposits in financial institutions	$8,147	$7,615
Federal funds sold and interest-bearing deposits in financial institutions	205	157
Total cash and cash equivalents	8,352	7,772
Certificates of deposit in other financial institutions	1,983	2,973
Securities, available-for-sale	141,652	144,028
Securities, held-to-maturity (fair value of $3,861 at March 31, 2019 and $4,048 at June 30, 2018)	3,824	4,024
Federal bank and other restricted stocks, at cost	1,459	1,459
Loans held for sale	844	1,448
Total loans	347,462	318,509
Less allowance for loan losses	(3,656)	(3,422)
Net loans	343,806	315,087
Cash surrender value of life insurance	9,538	9,335
Premises and equipment, net	14,260	13,315
Accrued interest receivable and other assets	2,715	3,178
Total assets	$528,433	$502,619

LIABILITIES
Deposits
Noninterest-bearing demand	$116,673	$107,919
Interest bearing demand	79,773	81,299
Savings	160,713	162,204
Time	102,130	78,541
Total deposits	459,289	429,963

Short-term borrowings	4,025	13,367
Federal Home Loan Bank advances	12,106	11,756
Accrued interest and other liabilities	3,902	3,772
Total liabilities	479,322	458,858
Commitments and contingent liabilities

SHAREHOLDERS’ EQUITY
Preferred stock (no par value, 350,000 shares authorized, none outstanding)	—	—
Common stock (no par value, 3,500,000 shares authorized; 2,854,133 shares issued as of March 31, 2019 and June 30, 2018)	14,628	14,630
Retained earnings	35,834	32,342
Treasury stock, at cost (120,288 and 124,489 common shares as of March 31, 2019 and June 30, 2018, respectively)	(1,515)	(1,576)
Accumulated other comprehensive income (loss)	164	(1,635)
Total shareholders’ equity	49,111	43,761
Total liabilities and shareholders’ equity	$528,433	$502,619

See accompanying notes to consolidated financial statements

CONSUMERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months ended March 31,		Nine Months ended March 31,
(Dollars in thousands, except per share amounts)	2019	2018	2019	2018

Interest and dividend income
Loans, including fees	$4,115	$3,526	$12,123	$10,191
Securities, taxable	566	455	1,641	1,385
Securities, tax-exempt	403	365	1,177	1,099
Federal bank and other restricted stocks	19	20	63	60
Federal funds sold and other interest-bearing deposits	16	28	73	93
Total interest and dividend income	5,119	4,394	15,077	12,828
Interest expense
Deposits	749	300	1,881	801
Short-term borrowings	10	64	38	176
Federal Home Loan Bank advances	118	63	243	171
Total interest expense	877	427	2,162	1,148
Net interest income	4,242	3,967	12,915	11,680
Provision for loan losses	105	100	(555)	250
Net interest income after provision for loan losses	4,137	3,867	13,470	11,430

Noninterest income
Service charges on deposit accounts	298	286	935	895
Debit card interchange income	338	327	1,065	975
Bank owned life insurance income	66	66	203	202
Securities gains (losses), net	1	(5)	561	33
Other	157	128	535	408
Total noninterest income	860	802	3,299	2,513

Noninterest expenses
Salaries and employee benefits	2,129	1,950	6,203	5,726
Occupancy and equipment	543	481	1,546	1,401
Data processing expenses	154	153	461	448
Debit card processing expenses	182	186	565	554
Professional and director fees	140	131	481	370
FDIC assessments	38	42	114	134
Franchise taxes	89	84	266	252
Marketing and advertising	87	86	322	225
Telephone and network communications	65	76	201	233
Other	385	392	1,217	1,191
Total noninterest expenses	3,812	3,581	11,376	10,534
Income before income taxes	1,185	1,088	5,393	3,409
Income tax expense	150	175	836	910
Net income	$1,035	$913	$4,557	$2,499

Basic and diluted earnings per share	$0.38	$0.33	$1.67	$0.92

See accompanying notes to consolidated financial statements

CONSUMERS BANCORP, INC.

Consolidated statements of comprehensive income (loss)

(Unaudited)

(Dollars in thousands)
	Three Months ended March 31,		Nine Months ended December 31,
	2019	2018	2019	2018

Net income	$1,035	$913	$4,557	$2,499

Other comprehensive income (loss), net of tax:
Net change in unrealized gains (losses) on securities available-for-sale:
Unrealized gains (losses) arising during the period	1,946	(1,821)	2,840	(2,348)
Reclassification adjustment for (gains) losses included in income	(1)	5	(561)	(33)
Net unrealized gains (losses)	1,945	(1,816)	2,279	(2,381)
Income tax effect	(410)	381	(480)	574
Other comprehensive income (loss)	1,535	(1,435)	1,799	(1,807)

Total comprehensive income (loss)	$2,570	$(522)	$6,356	$692

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share data)
	Three Months ended March 31,		Nine Months ended March 31,
	2019	2018	2019	2018

Balance at beginning of period	$46,896	$44,171	$43,761	$43,535

Net income	1,035	913	4,557	2,499
Other comprehensive income (loss)	1,535	(1,435)	1,799	(1,807)
4,201 and 6,321 shares issued associated with stock awards during the nine months ended March 31, 2019 and 2018, respectively	—	—	61	90
204 Dividend reinvestment plan shares associated with forfeited and expired restricted stock awards retired to treasury stock during the nine months ended March 31, 2018	—	—	(2)	—
Common cash dividends	(355)	(342)	(1,065)	(1,010)

Balance at the end of the period	$49,111	$43,307	$49,111	$43,307

Common cash dividends per share	$0.13	$0.125	$0.39	$0.37

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)	Nine Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net cash from operating activities	$5,275	$4,970

Cash flow from investing activities
Securities available-for-sale
Purchases	(16,778)	(12,356)
Maturities, calls and principal pay downs	13,721	12,588
Proceeds from sales	7,670	2,644
Securities held-to-maturity
Principal pay downs	200	198
Net decrease in certificate of deposit in other financial institutions	990	948
Purchase of Federal Reserve Bank stock, at cost	—	(34)
Net increase in loans	(28,239)	(30,759)
Acquisition of premises and equipment	(1,528)	(223)
Disposal of premises and equipment	—	6
Sale of other real estate owned	—	69
Net cash from investing activities	(23,964)	(26,919)

Cash flow from financing activities
Net increase in deposit accounts	29,326	29,585
Net change in short-term borrowings	(9,342)	1,843
Proceeds from Federal Home Loan Bank advances	2,400	2,700
Repayments of Federal Home Loan Bank advances	(2,050)	(3,248)
Dividends paid	(1,065)	(1,010)
Net cash from financing activities	19,269	29,870

Increase in cash or cash equivalents	580	7,921

Cash and cash equivalents, beginning of period	7,772	9,912
Cash and cash equivalents, end of period	$8,352	$17,833

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$2,102	$1,123
Federal income taxes	645	505
Non-cash items:
Transfer from loans held for sale to portfolio	75	172
Issuance of treasury stock for stock awards	59	90
Expired and forfeited dividend reinvestment plan shares associated with restricted stock awards that were retired to treasury stock	—	4

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

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842). This ASU will require all organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Additional qualitative and quantitative disclosures will be required so that users can understand more about the nature of an entity’s leasing activities. The new guidance is effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted. The Corporation has several lease agreements, such as branch locations, which are currently considered operating leases, and therefore, not recognized on the Corporation’s consolidated condensed statements of financial condition. The Corporation expects the new guidance to require

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

these lease agreements to now be recognized on the consolidated condensed statements of financial condition as a right-of-use asset and a corresponding lease liability. Therefore, the Corporation’s preliminary evaluation indicates the provisions of ASU No. 2016-02 are expected to impact the Corporation’s consolidated condensed statements of financial condition, along with our regulatory capital ratios. The definition of a lease and the cash flows required to be evaluated will change. The Corporation continues to evaluate the extent of the potential impact the new guidance will have on the Corporation’s consolidated financial statements. At March 31, 2019, the Corporation had contractual operating lease commitments of approximately $470, before considering renewal options that are generally present.

Note 2 – Securities

Available –for-Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2019
Obligations of U.S. government-sponsored entities and agencies	$18,315	$124	$(122)	$18,317
Obligations of state and political subdivisions	56,583	988	(183)	57,388
U.S. Government-sponsored mortgage-backed securities–residential	58,950	296	(867)	58,379
U.S. Government-sponsored mortgage-backed securities– commercial	1,781	—	(50)	1,731
U.S. Government-sponsored collateralized mortgage obligations– residential	5,813	75	(51)	5,837
Total available-for-sale securities	$141,442	$1,483	$(1,273)	$141,652

Held-to-Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
March 31, 2019
Obligations of state and political subdivisions	$3,824	$37	$—	$3,861
Total held-to-maturity securities	$3,824	$37	$—	$3,861

Available–for-Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2018
Obligations of U.S. government-sponsored entities and agencies	$16,488	$6	$(372)	$16,122
Obligations of state and political subdivisions	56,964	339	(713)	56,590
U.S. Government-sponsored mortgage-backed securities – residential	65,062	6	(1,660)	63,408
U.S. Government-sponsored mortgage-backed securities – commercial	1,432	—	(17)	1,415
U.S. Government-sponsored collateralized mortgage obligations - residential	5,973	9	(216)	5,766
Pooled trust preferred security	178	549	—	727
Total available-for-sale securities	$146,097	$909	$(2,978)	$144,028

Held-to-Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
June 30, 2018
Obligations of state and political subdivisions	$4,024	$24	$—	$4,048
Total held-to-maturity securities	$4,024	$24	$—	$4,048

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Proceeds from the sale of available-for-sale securities were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Proceeds from sales	$2,772	$1,058	$7,670	$2,644
Gross realized gains	12	1	606	40
Gross realized losses	11	6	45	7

The income tax provision related to the net realized gains amounted to $118 for the nine months ended March 31, 2019. The income tax benefit related to the net realized losses amounted to $1 for the three months ended March 31, 2018 and the income tax provision related to the net realized gains amounted to $9 for the nine months ended March 31, 2018.

The amortized cost and fair values of debt securities at March 31, 2019, by expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities are shown separately.

Available-for-Sale	Amortized Cost	Estimated Fair Value
Due in one year or less	$3,591	$3,597
Due after one year through five years	18,177	18,290
Due after five years through ten years	25,489	25,708
Due after ten years	27,641	28,110
Total	74,898	75,705

U.S. Government-sponsored mortgage-backed and related securities	66,544	65,947
Total available-for-sale securities	$141,442	$141,652

Held-to-Maturity

Due after five years through ten years	489	501
Due after ten years	3,335	3,360
Total held-to-maturity securities	$3,824	$3,861

The following table summarizes the securities with unrealized losses at March 31, 2019 and June 30, 2018, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or more		Total
Available-for-sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2019
Obligations of US government-sponsored entities and agencies	$—	$—	$11,897	$(122)	$11,897	$(122)
Obligations of states and political subdivisions	—	—	12,850	(183)	12,850	(183)
Mortgage-backed securities – residential	859	(3)	40,422	(864)	41,281	(867)
Mortgage-backed securities – commercial	—	—	1,731	(50)	1,731	(50)
Collateralized mortgage obligations – residential	—	—	2,542	(51)	2,542	(51)
Total temporarily impaired	$859	$(3)	$69,442	$(1,270)	$70,301	$(1,273)

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

The unrealized losses within the securities portfolio as of March 31, 2019 have not been recognized into income because the decline in fair value is not attributed to credit quality and management does not intend to sell, and it is not likely that management will be required to sell, the securities prior to their anticipated recovery. The decline in fair value within the securities portfolio is largely due to changes in interest rates and the fair value is expected to recover as the securities approach maturity. The mortgage-backed securities and collateralized mortgage obligations were primarily issued by Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support. The Corporation does not own any private label mortgage-backed securities.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 3 – Loans

Major classifications of loans were as follows:

	March 31, 2019	June 30, 2018
Commercial	$69,706	$60,995
Commercial real estate:
Construction	11,250	5,394
Other	192,899	183,383
1 – 4 Family residential real estate:
Owner occupied	52,844	47,433
Non-owner occupied	15,044	15,516
Construction	1,950	1,171
Consumer	3,995	4,873
Subtotal	347,688	318,765
Net Deferred loan fees and costs	(226)	(256)
Allowance for loan losses	(3,656)	(3,422)
Net Loans	$343,806	$315,087

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2019:

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total

Allowance for loan losses:
Beginning balance	$622	$2,397	$496	$54	$3,569
Provision for loan losses	—	102	5	(2)	105
Loans charged-off	—	(25)	—	(9)	(34)
Recoveries	—	7	2	7	16
Total ending allowance balance	$622	$2,481	$503	$50	$3,656

The following table presents the activity in the allowance for loan losses by portfolio segment for the nine months ended March 31, 2019:

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total

Allowance for loan losses:
Beginning balance	$586	$2,277	$499	$60	$3,422
Provision for loan losses	36	(591)	(2)	2	(555)
Loans charged-off	—	(80)	—	(30)	(110)
Recoveries	—	875	6	18	899
Total ending allowance balance	$622	$2,481	$503	$50	$3,656

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

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2019. Included in the recorded investment in loans is $872 of accrued interest receivable.

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$7	$—	$—	$7
Collectively evaluated for impairment	622	2,474	503	50	3,649
Total ending allowance balance	$622	$2,481	$503	$50	$3,656

Recorded investment in loans:
Loans individually evaluated for impairment	$112	$1,320	$367	$—	$1,799
Loans collectively evaluated for impairment	69,694	202,868	69,977	3,996	346,535
Total ending loans balance	$69,806	$204,188	$70,344	$3,996	$348,334

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

The following table presents information related to unpaid principal balance, recorded investment and interest income associated with loans individually evaluated for impairment by class of loans as of March 31, 2019 and for the nine months ended March 31, 2019:

	As of March 31, 2019			Nine Months ended March 31, 2019
	Unpaid		Allowance for Loan	Average	Interest	Cash Basis
	Principal	Recorded	Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial	$112	$112	$—	$100	$5	$5
Commercial real estate:
Other	1,315	1,097	—	1,176	28	28
1-4 Family residential real estate:
Owner occupied	126	95	—	98	—	—
Non-owner occupied	302	272	—	283	—	—
With an allowance recorded:
Commercial real estate:
Other	222	223	7	227	10	10
Total	$2,077	$1,799	$7	$1,884	$43	$43

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents information related to average recorded investment and interest income associated with loans individually evaluated for impairment by class of loans for the three months ended March 31, 2019:

	Average	Interest	Cash Basis
	Recorded	Income	Interest
	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial	$116	$2	$2
Commercial real estate:
Other	1,019	9	9
1-4 Family residential real estate:
Owner occupied	96	—	—
Non-owner occupied	275	—	—
With an allowance recorded:
Commercial real estate:
Other	224	3	3
Total	$1,730	$14	$14

The following table presents information related to unpaid principal balance, recorded investment and interest income associated with loans individually evaluated for impairment by class of loans as of June 30, 2018 and for the nine months ended March 31, 2018:

	As of June 30, 2018			Nine Months ended March 31, 2018
	Unpaid		Allowance for Loan	Average	Interest	Cash Basis
	Principal	Recorded	Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial	$100	$100	$—	$119	$5	$5
Commercial real estate:
Other	1,330	1,330	—	1,082	24	24
1-4 Family residential real estate:
Owner occupied	101	101	—	61	—	—
Non-owner occupied	297	297	—	318	—	—
With an allowance recorded:
Commercial real estate:
Other	231	232	29	302	8	8
Total	$2,059	$2,060	$29	$1,882	$37	$37

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

The following table presents the recorded investment in non-accrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2019 and June 30, 2018:

	March 31, 2019		June 30, 2018
		Loans Past Due		Loans Past Due
		Over 90 Days		Over 90 Days
		Still		Still
	Non-accrual	Accruing	Non-accrual	Accruing
Commercial real estate:
Other	$458	$—	$702	$—
1 – 4 Family residential:
Owner occupied	87	—	90	—
Non-owner occupied	272	—	298	—
Total	$817	$—	$1,090	$—

Non-accrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the aging of the recorded investment in past due loans as of March 31, 2019 by class of loans:

	Days Past Due
	30 - 59	60 - 89	90 Days or	Total	Loans Not
	Days	Days	Greater	Past Due	Past Due	Total
Commercial	$27	$—	$—	$27	$69,779	$69,806
Commercial real estate:
Construction	—	—	—	—	11,236	11,236
Other	654	22	—	676	192,276	192,952
1-4 Family residential:
Owner occupied	15	—	80	95	53,228	53,323
Non-owner occupied	—	—	—	—	15,047	15,047
Construction	—	—	—	—	1,974	1,974
Consumer	1	—	—	1	3,995	3,996
Total	$697	$22	$80	$799	$347,535	$348,334

The above table of past due loans includes the recorded investment in non-accrual loans of $18 in the 30-59 days category, $80 in the 90 days or greater category and $719 in the loans not past due category.

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

At March 31, 2019 and June 30, 2018, the Corporation had $1,314 and $1,269, respectively, of loans classified as TDRs which are included in impaired loans above. As of March 31, 2019 and June 30, 2018, the Corporation had committed to lend an additional $73 and $174, respectively, to customers with outstanding loans that were classified as troubled debt restructurings. At March 31, 2019 and June 30, 2018, the Corporation had $7 and $29, respectively, of specific reserves allocated to these loans.

During the three-month period ended March 31, 2019, the terms of a loan to one borrower were modified as a troubled debt restructuring. The modification of the terms of the loan included a combination of forgiveness of a portion of the principal amount owed, which resulted in a reduction in the monthly payment amount. The following table presents loans by class modified as troubled debt restructurings that occurred during the period ended March 31, 2019:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial real estate:
Other	1	$161	$59
Total	1	$161	$59

The troubled debt restructuring described above increased the allowance for loan losses and resulted in a charge-off of $80 during the period ended March 31, 2019. During the three and nine-month periods ended March 31, 2018, there were no loan modifications completed that were classified as troubled debt restructurings. There were no charge offs from troubled debt restructurings that were completed during the three and nine-month periods ended March 31, 2018.

There were no loans classified as troubled debt restructurings for which there was a payment default within 12 months following the modification during the three and nine-month periods ended March 31, 2019 and 2018. A loan is considered in payment default once it is 90 days contractually past due under the modified terms.

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

	As of March 31, 2019
		Special			Not
	Pass	Mention	Substandard	Doubtful	Rated
Commercial	$63,208	$5,215	$1,037	$—	$346
Commercial real estate:
Construction	11,171	65	—	—	—
Other	177,340	7,132	6,232	458	1,790
1-4 Family residential real estate:
Owner occupied	2,248	89	25	7	50,954
Non-owner occupied	13,834	184	325	272	432
Construction	—	—	—	—	1,974
Consumer	27	—	—	—	3,969
Total	$267,828	$12,685	$7,619	$737	$59,465

	As of June 30, 2018
		Special			Not
	Pass	Mention	Substandard	Doubtful	Rated
Commercial	$59,214	$288	$1,162	$—	$415
Commercial real estate:
Construction	5,386	—	—	—	—
Other	172,471	7,061	1,878	702	1,255
1-4 Family residential real estate:
Owner occupied	2,577	—	27	11	45,214
Non-owner occupied	14,025	195	417	298	579
Construction	8	—	—	—	1,182
Consumer	93	—	—	—	4,783
Total	$253,774	$7,544	$3,484	$1,011	$53,428

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

Assets and liabilities measured at fair value on a recurring basis are summarized below, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements at March 31, 2019 Using
	Balance at March 31, 2019	Level 1	Level 2	Level 3
Assets:
Obligations of U.S. government-sponsored entities and agencies	$18,317	$—	$18,317	$—
Obligations of states and political subdivisions	57,388	—	57,388	—
Mortgage-backed securities – residential	58,379	—	58,379	—
Mortgage-backed securities – commercial	1,731	—	1,731	—
Collateralized mortgage obligations - residential	5,837	—	5,837	—

		Fair Value Measurements at June 30, 2018 Using
	Balance at June 30, 2018	Level 1	Level 2	Level 3
Assets:
Obligations of U.S. government-sponsored entities and agencies	$16,122	$—	$16,122	$—
Obligations of states and political subdivisions	56,590	—	56,590	—
Mortgage-backed securities - residential	63,408	—	63,408	—
Mortgage-backed securities - commercial	1,415	—	1,415	—
Collateralized mortgage obligations - residential	5,766	—	5,766	—
Pooled trust preferred security	727	—	727	—

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

There were no transfers between Level 1 and Level 2 during the three- or nine-month periods ended March 31, 2019 or 2018.

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

Other Real Estate Owned: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Real estate owned properties are evaluated on a quarterly basis for additional impairment and adjusted accordingly. There was no other real estate owned being carried at fair value as of March 31, 2019 or June 30, 2018.

There were no financial assets measured at fair value on a non-recurring basis at June 30, 2018. Financial assets measured at fair value on a non-recurring basis at March 31, 2019 are summarized below:

		Fair Value Measurements at March 31, 2019 Using
	Balance at March 31, 2019	Level 1	Level 2	Level 3
Impaired loans:
Commercial Real Estate - Other	$59	$—	$—	$59

The resulting impact to the provision for loan losses was an increase of $25 being recorded for the three months ended March 31, 2019 and $80 for the nine months ended March 31, 2019. There was no impact to the provision for loan losses for the three months ended March 31, 2018. The resulting impact to the provision for loan losses was a decrease of $17 being recorded for the nine months ended March 31, 2018.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table shows the estimated fair values of financial instruments that are reported at amortized cost in the Corporation’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	March 31, 2019		June 30, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Level 1 inputs:
Cash and cash equivalents	$8,352	$8,352	$7,772	$7,772
Level 2 inputs:
Certificates of deposits in other financial institutions	1,983	1,981	2,973	2,976
Loans held for sale	844	862	1,448	1,474
Accrued interest receivable	1,707	1,707	1,404	1,404
Level 3 inputs:
Securities held-to-maturity	3,824	3,861	4,024	4,048
Loans, net	343,806	342,195	315,087	311,642
Financial Liabilities:
Level 2 inputs:
Demand and savings deposits	357,159	357,159	351,422	351,422
Time deposits	102,130	102,458	78,541	78,332
Short-term borrowings	4,025	4,025	13,367	13,367
Federal Home Loan Bank advances	12,106	11,860	11,756	11,146
Accrued interest payable	128	128	68	68

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

Loans: Effective for the period ended September 30, 2018, the fair value of loans were determined using an exit price methodology as prescribed by ASU 2016-01. The exit price estimation of fair value is based on the future value of expected cash flows. The projected cash flows are based on the contractual terms of the loans, adjusted for prepayments and use of a current market rate based on the relative credit risk of the loan. In addition, an incremental liquidity discount is applied resulting in a Level 3 classification. In comparison, loan fair values as of June 30, 2018 were estimated based on an entrance price methodology. As a result, the fair value adjustments as of March 31, 2019 and June 30, 2018 are not comparable.

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

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Time deposits: Fair value of fixed-maturity certificates of deposit was estimated using the rates offered at March 31, 2019 and June 30, 2018, for deposits of similar remaining maturities, resulting in a Level 2 classification. Estimated fair value does not include the benefit that results from low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market.

Federal Home Loan Bank advances: Fair value of Federal Home Loan Bank advances was estimated using current rates at March 31, 2019 and June 30, 2018 for similar financing resulting in a Level 2 classification.

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

Note 5 – Earnings Per Share

Basic earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period and is equal to net income divided by the weighted average number of shares outstanding during the period.  Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares that may be issued upon the vesting of restricted stock awards. There were 7,121 and 999 shares of restricted stock that were anti-dilutive for the three-and nine-month periods ended March 31, 2019, respectively. There were 1,805 and 1,976 shares of restricted stock that were anti-dilutive for the three-and nine-month periods ended March 31, 2018, respectively. The following table details the calculation of basic and diluted earnings per share:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2019	2018	2019	2018
Basic:
Net income available to common shareholders	$1,035	$913	$4,557	$2,499
Weighted average common shares outstanding	2,730,376	2,727,837	2,730,887	2,726,538
Basic income per share	$0.38	$0.33	$1.67	$0.92

Diluted:
Net income available to common shareholders	$1,035	$913	$4,557	$2,499
Weighted average common shares outstanding	2,730,429	2,727,837	2,730,850	2,726,538
Dilutive effect of restricted stock	—	—	—	—
Total common shares and dilutive potential common shares	2,730,429	2,727,837	2,730,850	2,726,538
Dilutive income per share	$0.38	$0.33	$1.67	$0.92

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 6 –Accumulated Other Comprehensive Income (Loss)

The components of other comprehensive income related to unrealized gains and losses on available-for-sale securities for the three- and nine-month periods ended March 31, 2019 and 2018, were as follows:

	Pretax	Tax Effect	After-tax	Affected Line Item in Consolidated Statements of Income
Balance as of December 31, 2018	$(1,735)	$364	$(1,371)
Unrealized holding gain on available-for-sale securities arising during the period	1,946	(410)	1,536
Amounts reclassified from accumulated other comprehensive income	(1)	—	(1)	(a)(b)
Net current period other comprehensive income	1,945	(410)	1,535
Balance as of March 31,2019	$210	$(46)	$164

Balance as of December 31, 2017	$110	$(37)	$73
Reclassification of disproportional tax effect	—	14	14
Sub-total	110	$(23)	$87
Unrealized holding loss on available-for-sale securities arising during the period	(1,821)	382	(1,439)
Amount reclassified from accumulated other comprehensive income	5	(1)	4
Net current period other comprehensive income	(1,816)	381	(1,435)
Balance as of March 31, 2018	$(1,706)	$358	$(1,348)

(a) Securities (gains) losses, net

(b) Income tax expense

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

	Pretax	Tax Effect	After-tax	Affected Line Item in Consolidated Statements of Income
Balance as of June 30, 2018	$(2,069)	$434	$(1,635)
Unrealized holding gain on available-for-sale securities arising during the period	2,840	(598)	2,242
Amounts reclassified from accumulated other comprehensive income	(561)	118	(443)	(a)(b)
Net current period other comprehensive income	2,279	(480)	1,799
Balance as of March 31, 2019	$210	$(46)	$164

Balance as of June 30, 2017	$675	$(230)	$445
Unrealized holding loss on available-for-sale securities arising during the period	(2,348)	$562	$(1,786)
Amount reclassified from accumulated other comprehensive income	(33)	12	(21)
Net current period other comprehensive income	(2,381)	574	(1,807)
Balance as of March 31, 2018	$(1,706)	344	(1,362)
Reclassification of disproportional tax effect	—	$14	$14
Balance as of March 31, 2018	$(1,706)	$358	$(1,348)

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

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the Corporation's sources of noninterest income for the three and nine months ended March 31, 2019 and 2018.

	For the three months ended March 31,		For the nine months ended March 31,
	2019	2018	2019	2018
Noninterest income
In scope of Topic 606:
Service charges on deposit accounts	$298	$286	$935	$895
Debit card interchange income	338	327	1,065	975
Other income	66	46	196	139

Noninterest income (in scope of Topic 606)	702	659	2,196	2,009
Noninterest income (out-of-scope of Topic 606)	158	143	1,103	504

Total noninterest income	$860	$802	$3,299	$2,513

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share data)

General

The following is management’s analysis of the Corporation’s results of operations for the three- and nine-month periods ended March 31, 2019, compared to the same periods in 2018, and the consolidated balance sheet at March 31, 2019, compared to June 30, 2018. This discussion is designed to provide a more comprehensive review of the operating results and financial condition than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

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

Results of Operations

Three- and Nine-Month Periods Ended March 31, 2019 and 2018

For the third quarter of fiscal year 2019, net income increased by $122, or 13.4% from the same period last year. Net income for the third quarter of fiscal year 2019 was $1,035, or $0.38 per common share, compared to $913, or $0.33 per common share for the three months ended March 31, 2018. The following are key highlights of our results of operations for the three months ended March 31, 2019:

●	net interest income increased by $275 to $4,242, or by 6.9%, in the third quarter of fiscal year 2019 from the same prior year period;
●	noninterest income increased by $58, or 7.2%, in the third quarter of fiscal year 2019 from the same prior year period; and
●	noninterest expenses increased by $231, or 6.5%, in the third quarter of fiscal year 2019 from the same prior year period.

For the nine months of fiscal year 2019, net income increased by $2,058, or 82.4% from the same period last year. Net income for the nine months ended March 31, 2019 was $4,557, or $1.67 per common share, compared to $2,499, or $0.92 per common share for the nine months ended March 31, 2018. The following are key highlights of our results of operations for the nine months ended March 31, 2019:

●	net interest income increased by $1,235 to $12,915, or by 10.6%, in the nine months of fiscal year 2019 from the same prior year period;
●	a negative provision for loan loss expense of $555 was recorded during the nine months of fiscal year 2019 compared with a $250 provision for loan loss expense during the same prior year period;
●

noninterest income increased by $786, or 31.3%, during the nine months of fiscal year 2019 from the same prior year period, which includes net securities gains of $561 in fiscal year 2019 compared to $33 in the same prior year period; and

●	noninterest expenses increased by $842, or 8.0%, during the nine months of fiscal year 2019 from the same prior year period.

Return on average equity and return on average assets were 13.34% and 1.19%, respectively, for the nine months of fiscal year 2019 compared to 7.54% and 0.70%, respectively, for the same prior year period.

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

The Corporation’s net interest margin was 3.57% for the three months ended March 31, 2019, compared with 3.72% for the same period in 2018. FTE net interest income for the three months ended March 31, 2019 increased by $210, or 5.10%, to $4,312 from $4,102 for the same year ago period.

Tax-equivalent interest income for the three months ended March 31, 2019 increased by $660, or 14.6%, from the same year ago period. Interest income was positively impacted by a $41,554, or 9.3%, increase in average interest-earning assets from the same prior year period. Additionally, the Corporation’s yield on average interest-earning assets increased to 4.30% for the three months ended March 31, 2019 from 4.11% for the same period last year. The increase in the yield on average interest-earning assets was primarily the result of an increase in the yield on loans and taxable securities as a result of higher interest rates. Additionally, the yield on average interest-earning assets was positively impacted by a change in the earning asset mix with higher yielding loans increasing faster than lower yielding securities.

Interest expense for the three months ended March 31, 2019 increased by $450 from the same year ago period. The Corporation’s cost of funds was 1.00% for the three months ended March 31, 2019 compared with 0.54% for the same year ago period. The increase in short term market interest rates has impacted the rates paid on all interest-bearing deposit products and borrowings.

The Corporation’s net interest margin was 3.63% for the nine months ended March 31, 2019, compared with 3.65% for the same period in 2018. FTE net interest income for the nine months ended March 31, 2019 increased by $1.094, or 9.1%, to $13,181 from $12,087 for the same year ago period.

Tax-equivalent interest income for the nine months ended March 31, 2019 increased by $2,108, or 15.9%, from the same year ago period. Interest income was positively impacted by a $39,774, or 9.0%, increase in average interest-earning assets from the same prior year period. Additionally, the Corporation’s yield on average interest-earning assets increased to 4.23% for the nine months ended March 31, 2018 from 4.00% for the same period last year. The yield on average interest-earning assets increased despite a decline in the tax-equivalent yield on nontaxable securities which occurred as a result of the decline in the statutory federal tax rate. The increase in the yield on average interest-earning assets was primarily a result of an increase in interest rates as well as a positive change in the earning asset mix with higher yielding loans increasing faster than lower yielding securities.

Interest expense for the nine months ended March 31, 2019 increased by $1,014 from the same year ago period. The Corporation’s cost of funds was 0.83% for the nine months ended March 31, 2019 compared with 0.49% for the same year ago period.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Average Balance Sheets and Analysis of Net Interest Income for the Three Months Ended March 31,
(In thousands, except percentages)
	2019			2018
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Taxable securities	$85,932	$566	2.63%	$78,900	$454	2.30%
Nontaxable securities (1)	60,207	470	3.17	59,492	495	3.38
Loans receivable (1)	337,350	4,118	4.95	300,286	3,531	4.77
Federal bank and other restricted stocks	1,459	19	5.28	1,429	21	5.96
Interest bearing deposits and federal funds sold	3,085	16	2.10	6,372	28	1.78
Total interest-earning assets	488,033	5,189	4.30%	446,479	4,529	4.11%

Noninterest-earning assets	30,751			30,807

Total Assets	$518,784			$477,286

Interest-bearing liabilities:
NOW	$77,328	$124	0.65%	$55,126	$21	0.15%
Savings	158,476	188	0.48	154,234	85	0.22
Time deposits	97,123	437	1.82	73,514	194	1.07
Short-term borrowings	2,731	10	1.49	23,436	64	1.11
FHLB advances	19,588	118	2.44	15,753	63	1.62
Total interest-bearing liabilities	355,246	877	1.00%	322,063	427	0.54%

Noninterest-bearing liabilities:
Noninterest-bearing checking accounts	111,616			107,642
Other liabilities	4,331			3,802
Total liabilities	471,193			433,507
Shareholders’ equity	47,591			43,779

Total liabilities and shareholders’ equity	$518,784			$477,286

Net interest income, interest rate spread (1)		$4,312	3.30%		$4,102	3.57%

Net interest margin (net interest as a percent of average interest-earning assets) (1)			3.57%			3.72%

Federal tax exemption on non-taxable securities and loans included in interest income		$70			$135

Average interest-earning assets to interest-bearing liabilities	137.38%			138.63%

(1) calculated on a fully taxable equivalent basis utilizing a statutory federal income tax rate of 21.0% in the 2019 fiscal year and 27.55% in the 2018 fiscal year

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Average Balance Sheets and Analysis of Net Interest Income for the Nine Months Ended March 31,
(In thousands, except percentages)
	2019			2018
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Taxable securities	$85,679	$1,641	2.49%	$81,085	$1,385	2.27%
Nontaxable securities (1)	59,891	1,434	3.17	60,260	1,492	3.33
Loans receivable (1)	329,008	12,132	4.91	290,876	10,205	4.67
Federal bank and other restricted stocks	1,459	63	5.75	1,426	60	5.60
Interest bearing deposits and federal funds sold	4,544	73	2.14	7,160	93	1.73
Total interest-earning assets	480,581	15,343	4.23%	440,807	13,235	4.00%

Noninterest-earning assets	30,905			31,406

Total Assets	$511,486			$472,213

Interest-bearing liabilities:
NOW	$81,242	$387	0.63%	$54,071	$61	0.15%
Savings	161,406	501	0.41	152,788	243	0.21
Time deposits	85,771	993	1.54	68,868	497	0.96
Short-term borrowings	3,463	38	1.46	25,290	176	0.93
FHLB advances	16,883	243	1.92	13,847	171	1.65
Total interest-bearing liabilities	348,765	2,162	0.83%	314,864	1,148	0.49%

Noninterest-bearing liabilities:
Noninterest-bearing checking accounts	112,918			109,300
Other liabilities	4,310			3,881
Total liabilities	465,993			428,045
Shareholders’ equity	45,493			44,168

Total liabilities and shareholders’ equity	$511,486			$472,213

Net interest income, interest rate spread (1)		$13,181	3.40%		$12,087	3.51%

Net interest margin (net interest as a percent of average interest-earning assets) (1)			3.63%			3.65%

Federal tax exemption on non-taxable securities and loans included in interest income		$266			$407

Average interest-earning assets to interest-bearing liabilities	137.80%			140.00%

(1) calculated on a fully taxable equivalent basis utilizing a statutory federal income tax rate of 21.0% in the 2019 fiscal year and 27.55% in the 2018 fiscal year

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Provision for Loan Losses

The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable incurred credit losses in the Bank’s loan portfolio that have been incurred at each balance sheet date. For the nine-month period ended March 31, 2019, a negative provision for loan loss expense of $555 was recognized compared to a provision for loan loss expense of $250 for the same prior year period.

Non-performing loans were $817 as of March 31, 2019 compared with $1,090 as of June 30, 2018 and $825 as of March 31, 2018. For the nine months ended March 31, 2019, net recoveries totaled $789 compared with net charge-offs of $13 for the same prior year period. A full principal recovery of a prior period commercial real estate loan charge-off was collected during the three-month period ended December 31, 2018. The allowance for loan losses as a percentage of loans was 1.05% at March 31, 2019 and 1.07% at June 30, 2018. The provision for loan losses for the period ended March 31, 2019 was considered sufficient by management for maintaining an appropriate allowance for probable incurred credit losses.

Noninterest Income

Noninterest income increased by $58, or 7.2%, for the third quarter of fiscal year 2019 from the same period last year and $786, or 31.3%, for the first nine months of fiscal year 2019 from the same period last year. Net securities gains in the first nine months of fiscal year 2019 totaled $561 compared to $33 in the same prior year period. During the 2019 fiscal year, the pooled trust preferred security was sold because of the significant increase in the value of this security resulting in a gain of $593. In addition, noninterest income was positively impacted by increases in debit card interchange income, gains from the sale of mortgage loans and service charges on deposit accounts.

Noninterest Expenses

Total noninterest expenses increased to $3,812, or by 6.5%, during the third quarter of fiscal year 2019, compared with $3,581 during the same year ago period. Total non-interest expenses increased to $11,376, or by 8.0%, during the nine months of fiscal year 2019, compared with $10,534 during the same year ago period. Total noninterest expenses were impacted by increases in salary, incentive, legal and consulting expenses.

Income Taxes

Income tax expense was $150 and $836 for the three- and nine-month periods ended March 31, 2019, respectively, compared to $175 and $910 for the three- and nine-month periods ended March 31, 2018, respectively. The effective tax rate was 12.7% and 15.5% for the three- and nine-month periods ended March 31, 2019 compared to 16.1% and 26.7% for the three- and nine-month periods ended March 31, 2018. Income tax expense and the effective tax rate were higher in the 2018 fiscal year periods primarily due to the enactment of the Tax Cuts and Jobs Act. As a result of the enactment of the Tax Cuts and Jobs Act, a one-time income tax expense of $348 was recorded in conjunction with writing down its net deferred tax assets. The effective tax rate was lower in the 2019 fiscal year as a result of the enactment of the Tax Cuts and Jobs Act, which lowered the federal corporate tax rate beginning on January 1, 2018. The federal corporate tax rate was 21.0% in the 2019 fiscal year compared to 27.55% in the 2018 fiscal year.

Financial Condition

Total assets at March 31, 2019 were $528,433 compared to $502,619 at June 30, 2018, an increase of $25,814, or an annualized 6.8%.

Total loans increased by $28,953, or an annualized 12.1%, from $318,509 at June 30, 2018 to $347,462 at March 31, 2019. The growth in the loan portfolio was primarily related to growth within the commercial real estate and 1-4 family residential real estate segments to borrowers within the Bank’s primary market area. The loan growth was primarily funded by an increase of $29,326, or an annualized 9.1%, in total deposits.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Non-Performing Assets

The following table presents the aggregate amounts of non-performing assets and respective ratios as of the dates indicated.

	March 31, 2019	June 30, 2018	March 31, 2018
Non-accrual loans	$817	$1,090	$825
Loans past due over 90 days and still accruing	—	—	—
Total non-performing loans	817	1,090	825
Other real estate owned	—	—	—
Total non-performing assets	$817	$1,090	$825

Non-performing loans to total loans	0.24%	0.34%	0.27%
Allowance for loan losses to total non-performing loans	447.49%	313.94%	402.79%

As of March 31, 2019, impaired loans totaled $1,799, of which $817 are included in non-accrual loans. Commercial and commercial real estate loans are classified as impaired if management determines that full collection of principal and interest, in accordance with the terms of the loan documents, is not probable. Impaired loans and non-performing loans have been considered in management’s analysis of the appropriateness of the allowance for loan losses. Management and the Board of Directors are closely monitoring these loans and believe that the prospects for recovery of principal and interest, less identified specific reserves, are favorable.

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

For the nine months ended March 31, 2019, net cash inflow from operating activities was $5,275, net cash outflows from investing activities was $23,964 and net cash inflows from financing activities was $19,269. A major source of cash was a $29,326 increase in deposits and $21,391 from sales, maturities, calls or principal pay downs on available-for-sale securities. A major use of cash was a $28,239 increase in loans. Total cash and cash equivalents were $8,352 as of March 31, 2019, compared to $7,772 at June 30, 2018 and $17,833 at March 31, 2018.

The Bank offers several types of deposit products to its customers. We believe the rates offered by the Bank and the fees charged for them are competitive with the rates and fees charged by other banks for similar deposit products currently available in the market area. Deposits totaled $459,289 at March 31, 2019 compared with $429,963 at June 30, 2018.

To provide an additional source of liquidity, the Corporation has entered into an agreement with the FHLB of Cincinnati. At March 31, 2019, advances from the FHLB of Cincinnati totaled $12,106 compared with $11,756 at June 30, 2018. As of March 31, 2019, the Bank had the ability to borrow an additional $32,169 from the FHLB of Cincinnati based on a blanket pledge of qualifying first mortgage and multi-family loans. The Corporation considers the FHLB of Cincinnati to be a reliable source of liquidity funding, secondary to its deposit base.

Short-term borrowings consisted of repurchase agreements, which are financing arrangements that mature daily, and federal funds purchased from correspondent banks. The Bank pledges securities as collateral for the repurchase agreements. Short-term borrowings totaled $4,025 at March 31, 2019 and $13,367 at June 30, 2018.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Jumbo time deposits (those with balances of $250 and over) totaled $35,137 at March 31, 2019 and $23,018 at June 30, 2018. These deposits are monitored closely by the Corporation and are mainly priced on an individual basis. When these deposits are from a municipality, certain bank-owned securities are pledged to guarantee the safety of these public fund deposits as required by Ohio law. The Corporation has the option to use a fee-paid broker to obtain deposits from outside its normal service area as an additional source of funding. The Corporation, however, does not rely upon these deposits as a primary source of funding. Although management monitors interest rates on an ongoing basis, a quarterly rate sensitivity report is used to determine the effect of interest rate changes on the financial statements. In the opinion of management, enough assets or liabilities could be repriced over the near term (up to three years) to compensate for such changes. The spread on interest rates, or the difference between the average earning assets and the average interest-bearing liabilities, is monitored quarterly.

Off-Balance Sheet Arrangements

In the normal course of business, to meet the financial needs of our customers, we are a party to financial instruments with off-balance sheet risk. These financial instruments generally include commitments to originate mortgage, commercial and consumer loans, and involve to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the Consolidated Balance Sheets. The maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments. Since commitments to extend credit have a fixed expiration date or other termination clause, some commitments will expire without being drawn upon and the total commitment amounts do not necessarily represent future cash requirements. The same credit policies are used in making commitments as are used for on-balance sheet instruments and collateral is required in instances where deemed necessary. Undisbursed balances of loans closed include funds not disbursed but committed for construction projects. Unused lines of credit include funds not disbursed, but committed for home equity, commercial and consumer lines of credit. Financial standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Total unused commitments were $87,597 at March 31, 2019 and $63,854 at June 30, 2018.

Capital Resources

Total shareholders’ equity increased to $49,111 as of March 31, 2019 from $43,761 as of June 30, 2018. The increase was primarily the result of $4,557 of net income for the first nine months of fiscal year 2019 and was partially offset by cash dividends paid of $1,065.

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

As of March 31, 2019, the Bank’s common equity tier 1 capital and tier 1 capital ratios were 12.14% and the leverage and total capital ratios were 9.11% and 13.08%, respectively. This compares with common equity tier 1 capital and tier 1 capital ratios of 12.20% and leverage and total risk-based capital ratios of 8.74% and 13.15%, respectively, as of June 30, 2018. The Bank exceeded minimum regulatory capital requirements to be considered well-capitalized for both periods. Management is not aware of any matters occurring subsequent to December 31, 2018 that would cause the Bank’s capital category to change.

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

CONSUMERS BANCORP, INC.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by the report, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15e. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2019.

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

Exhibit 101

The following materials from Consumers Bancorp, Inc.’s Form 10-Q Report for the quarterly period ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language) include: (1) Unaudited Consolidated Balance Sheets, (2) Unaudited Consolidated Statements of Income, (3) Unaudited Consolidated Statements of Comprehensive Income, (4) Unaudited Consolidated Statement of Changes in Shareholders’ Equity, (5) Unaudited Condensed Consolidated Statements of Cash Flows, and (6) the Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSUMERS BANCORP, INC. (Registrant)

Date: May 15, 2019	/s/ Ralph J. Lober Ralph J. Lober, II President & Chief Executive Officer (principal executive officer)

Date: May 15, 2019	/s/ Renee K. Wood Renee K. Wood Chief Financial Officer & Treasurer (principal financial officer)