Form 10-K
period 2019-06-30
CONSUMERS BANCORP INC /OH/
filed 2019-09-12
CIK 1006830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2019

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

Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐    No ☒

Based on the closing sales price on December 31, 2018, the aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant was approximately $46,638,402.

The number of shares outstanding of the Registrant’s common stock, without par value was 2,733,845 at September 6, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

Certain specifically designated portions of Consumers Bancorp, Inc.’s definitive Proxy Statement, dated September 12, 2019, for its 2019 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1—BUSINESS

Business

Consumers Bancorp, Inc. (Corporation) is a bank holding company as defined under the Bank Holding Company Act of 1956, as amended (BHCA), and is a registered bank holding company under that act, and was incorporated under the laws of the State of Ohio in 1994. In February 1995, the Corporation acquired all the issued and outstanding capital stock of Consumers National Bank (Bank), a bank chartered under the laws of the United States of America. The Corporation’s activities have been limited primarily to holding the common stock of the Bank.

Consumers National Bank is a community-oriented financial institution that offers a wide range of commercial and consumer loan and deposit products, as well as mortgage, financial planning and investment services to individuals, farmers and small and medium sized businesses in our markets. Since 1965, the Bank’s main office has been serving the Minerva, Ohio, and surrounding areas from its location at 614 East Lincoln Way, Minerva, Ohio. The Bank seeks to be the provider of choice for financial solutions to customers who value exceptional personalized service, local decision making, and modern banking technology. The Bank’s business involves attracting deposits from businesses and individual customers and using such deposits to originate commercial, mortgage and consumer loans in its market area, consisting primarily of Carroll, Columbiana, Jefferson, Stark, Summit, Wayne and contiguous counties in Ohio. The Bank currently has 15 full-service branch locations and one loan production office. The Bank also invests in securities consisting primarily of obligations of U.S. government-sponsored entities, municipal obligations and mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae.

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

Regulation of the Corporation

The Bank Holding Company Act: As a bank holding company, the Corporation is subject to regulation under the BHCA, and the examination and reporting requirements of the Federal Reserve Board. Under the BHCA, the Corporation is subject to periodic examination by the Federal Reserve Board and is required to file periodic reports regarding its operations and any additional information that the Federal Reserve Board may require.

The BHCA generally limits the activities of a bank holding company to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries and engaging in any other activities that the Federal Reserve Board has determined to be so closely related to banking or to managing or controlling banks as to be a proper incident to those activities. In addition, subject to certain exceptions, the BHCA requires every bank holding company to obtain the approval of the Federal Reserve Board prior to acquiring substantially all the assets of any bank, acquiring direct or indirect ownership or control of more than 5% of the voting shares of a bank or merging or consolidating with another bank holding company.

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

Regulation of the Bank

As a national bank, the Bank is subject to regulation, supervision and examination by the OCC and by the Federal Deposit Insurance Corporation (FDIC). These examinations are designed primarily for the protection of the depositors of the Bank.

Dividend Restrictions: Dividends from the Bank are the primary source of funds for payment of dividends to the Corporation’s shareholders. There are statutory limits, however, on the amount of dividends the Bank can pay without regulatory approval. Under regulations promulgated by the OCC, the Bank may not declare a dividend in excess of its undivided profits. Additionally, the Bank may not declare a dividend if the total amount of all dividends, including the proposed dividend, declared by the Bank in any calendar year exceeds the total of its retained net income of that year to date, combined with its retained net income of the two preceding years, unless the dividend is approved by the OCC. The Bank may not declare or pay any dividend if, after making the dividend, the Bank would be “undercapitalized,” as defined in the federal regulations.

FDIC: The FDIC is an independent federal agency, which insures the deposits of federally insured banks and savings associations up to certain prescribed limits and safeguards the safety and soundness of financial institutions. The deposits of the Bank are subject to the deposit insurance assessments of the Deposit Insurance Fund of the FDIC. Under the FDIC’s deposit insurance assessment system, the assessment rate for any insured institution varies according to regulatory capital levels of the institution and other factors such as supervisory evaluations.

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

Risk-Based Capital Requirements: The Federal Reserve Board and the OCC employ similar risk-based capital guidelines in their examination and regulation of bank holding companies and national banks, respectively. The Corporation meets the definition of a Small Bank Holding Company and, therefore, was exempt from maintaining consolidated regulatory capital ratios. Instead, regulatory capital ratios only apply at the subsidiary bank level. The guidelines involve a process of assigning various risk weights to different classes of assets, then evaluating the sum of the risk-weighted balance sheet structure against the capital base. If capital falls below the minimum levels established by the guidelines, the bank holding company or bank may be denied approval to acquire or establish additional banks or non-bank businesses or to open new facilities. In addition, failure to satisfy capital guidelines could subject a banking institution to a variety of enforcement actions by federal bank regulatory authorities, including the termination of deposit insurance by the FDIC and a prohibition on the acceptance of “brokered deposits.”

The Basel III capital requirements for U.S. banking organizations became effective on January 1, 2015 and were fully phased in by January 1, 2019. Under Basel III, the Bank is required to maintain a minimum common equity Tier 1 capital ratio of 4.5%, a Tier 1 capital ratio of 6%, a total capital ratio of 8%, and a Tier 1 leverage ratio of 4%. Basel III also established a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which effectively resulted in a minimum common equity Tier 1 capital ratio of 7%, a Tier 1 capital ratio of 8.5%, a total capital ratio of 10.5% and a Tier 1 leverage ratio of 6.5%. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a common equity Tier 1 ratio to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

The OCC and the FDIC may take various corrective actions against any undercapitalized bank and any bank that fails to submit an acceptable capital restoration plan or fails to implement a plan accepted by the OCC or the FDIC.  These powers include, but are not limited to, requiring the institution to be recapitalized, prohibiting asset growth, restricting interest rates paid, requiring prior approval of capital distributions by any bank holding company that controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring new election of directors, and requiring the dismissal of directors and officers. The OCC’s final supervisory judgment concerning an institution’s capital adequacy could differ significantly from the conclusions that might be derived from the absolute level of an institution’s risk-based capital ratios. Therefore, institutions generally are expected to maintain risk-based capital ratios that exceed the minimum ratios. At June 30, 2019, the Bank exceeded minimum regulatory capital requirements to be considered well-capitalized.

Dodd-Frank Wall Street Reform and Consumer Protection Act: The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) created many new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions. The Dodd-Frank Act centralized responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau (CFPB), and giving it responsibility for implementing, examining and enforcing compliance with federal consumer protection laws. The CFPB has examination and enforcement authority over all banks with more than $10 billion in assets, as well as their affiliates. Although the CFPB does not have direct supervisory authority over banks with less than $10 billion in assets, the CFPB has broad rulemaking authority for a wide range of consumer financial laws that apply to all banks, including, among other things, the authority to prohibit “unfair, deceptive or abusive” acts and practices. Abusive acts or practices are defined as those that materially interfere with a consumer’s ability to understand a term or condition of a consumer financial product or service or take unreasonable advantage of a consumer’s (i) lack of financial savvy, (ii) inability to protect himself in the selection or use of consumer financial products or services, or (iii) reasonable reliance on a covered entity to act in the consumer’s interests. The Corporation is closely monitoring all relevant sections of the Dodd-Frank Act to ensure continued compliance with these regulatory requirements and assess their potential impact on our business.

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

Employees

As of June 30, 2019, the Bank employed 124 full-time and 20 part-time employees. None of the employees are represented by a collective bargaining group. Management considers its relations with employees to be good.

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

ITEM 1A—RISK FACTORS

Not applicable for Smaller Reporting Companies.

ITEM 1B—UNRESOLVED STAFF COMMENTS

None.

ITEM 2—PROPERTIES

The Bank operates fifteen full service banking facilities and one loan production office (LPO) as noted below:

Location	Address	Owned	Leased
Minerva	614 E. Lincoln Way, P.O. Box 256, Minerva, Ohio, 44657	X
Salem	141 S. Ellsworth Avenue, P.O. Box 798, Salem, Ohio, 44460	X
Waynesburg	8607 Waynesburg Drive SE, P.O. Box 746, Waynesburg, Ohio, 44688	X
Hanoverton	30034 Canal Street, P.O. Box 178, Hanoverton, Ohio, 44423	X
Carrollton	1017 Canton Road NW, Carrollton, Ohio, 44615		X
Alliance	610 West State Street, Alliance, Ohio, 44601		X
Lisbon	7985 Dickey Drive, Lisbon, Ohio 44432	X
Louisville	1111 N. Chapel Street, Louisville, Ohio 44641	X
East Canton	440 W. Noble, East Canton, Ohio, 44730	X
Malvern	4070 Alliance Road, Malvern, Ohio 44644		X
Hartville	1215 W. Maple Street, Hartville, Ohio 44632	X
Jackson-Belden	4026 Dressler Road NW, Canton, Ohio 44718	X
Bergholz	256 2nd Street, Bergholz, Ohio 43908		X
Fairlawn	3680 Embassy Parkway Suite B, Fairlawn, Ohio 44333		X
Wooster LPO	146 East Liberty Street, Wooster, Ohio 44691		X
Brewster	210 Wabash Ave S, Brewster, OH 44613	X

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

ITEM 4—MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation had 2,733,845 common shares outstanding on June 30, 2019 with 713 shareholders of record and an estimated 575 additional beneficial holders whose stock was held in nominee name. Attention is directed to Item 12 in this Form 10-K for information regarding the Corporation’s equity incentive plans, which information is incorporated herein by reference.

The common shares of Consumers Bancorp, Inc. are quoted on the OTCQX® Best Market under the symbol CBKM. The following quoted market prices reflect inter-dealer prices, without adjustments for retail markups, markdowns, or commissions and may not represent actual transactions. The market prices represent highs and lows reported during the applicable quarterly period.

Quarter Ended	September 30, 2018	December 31, 2018	March 31, 2019	June 30, 2019
High	$24.00	$24.14	$19.50	$19.25
Low	23.20	16.85	16.85	18.40
Cash dividends paid per share	0.13	0.13	0.13	0.13

Quarter Ended	September 30, 2017	December 31, 2017	March 31, 2018	June 30, 2018
High	$21.00	$21.85	$21.15	$25.00
Low	18.51	20.26	20.00	20.25
Cash dividends paid per share	0.12	0.125	0.125	0.125

Management does not have knowledge of the prices paid in all transactions and has not verified the accuracy of those prices that have been reported. Because of the lack of an established market for the Corporation’s common shares, these prices may not reflect the prices at which the common shares would trade in an active market.

The Corporation’s management is currently committed to continuing to pay regular cash dividends; however, there can be no assurance as to future dividends because they are dependent on the Corporation’s future earnings, capital requirements and financial condition. The Corporation’s principal source of funds for dividend payment is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. See Note 1 and Note 12 to the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations for dividend restrictions.

There were no repurchases of the Corporation’s securities during the 2019 fiscal year.

ITEM 6—SELECTED FINANCIAL DATA

Not applicable for Smaller Reporting Companies.

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share data)

General

The following is management’s analysis of the Corporation’s financial condition and results of operations as of and for the years ended June 30, 2019 and 2018. This discussion is designed to provide a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

Forward-Looking Statements

Certain statements contained in this Annual Report on Form 10-K, which are not statements of historical fact, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include: management plans relating to the proposed merger between Consumers and Peoples (the Transaction); the expected timing of the completion of the Transaction; the ability to complete the Transaction; the ability of Peoples to obtain shareholder approval for the Transaction; statements of the plans and objectives of management for future operations, products or services, including the execution of integration plans; statements about the benefits of the Transaction; statements of expectation or belief; projections related to certain financial metrics; and statements of assumptions underlying any of the foregoing. In addition, all statements set forth in future filings by the Corporation with the SEC, or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, that are not historical in nature, including words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “believe” or similar expressions are intended to identify “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may involve risks and uncertainties that are difficult to predict, may be beyond our control, and could cause actual results to differ materially from those described in such statements. Any such forward-looking statements are made only as of the date of this report or the respective dates of the relevant incorporated documents, as the case may be, and, except as required by law, we undertake no obligation to update these forward-looking statements to reflect subsequent events or circumstances. Factors that could cause actual results for future periods to differ materially from those anticipated or projected include, but are not limited to:

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

On June 14, 2019, Consumers entered into an Agreement and Plan of Merger (Merger Agreement) with Peoples Bancorp of Mt. Pleasant, Inc. (Peoples) and its wholly-owned subsidiary, The Peoples National Bank of Mount Pleasant. On June 30, 2019, Peoples had approximately $75 million in total assets, $53.1 million in loans and $65.7 million in deposits at its three banking centers located in Mt. Pleasant, Adena, and Dillonvale, Ohio. The transaction is expected to be completed in the second quarter of fiscal year 2020, pending the approval of shareholders of Peoples and the completion of other customary closing conditions. All necessary regulatory approvals have been received.

Comparison of Results of Operations for the Years Ended June 30, 2019 and June 30, 2018

Net Income. Net income was $5,566 for fiscal year 2019 compared with $3,581 for fiscal year 2018. The following key factors summarize our results of operations for the year ended June 30, 2019 compared with the same prior year period:

●	net interest income increased by $1,503, or 9.5%, in fiscal year 2019, primarily as a result of an increase in average loan receivables;
●	a negative provision for loan loss expense of $440 was recorded during the 2019 fiscal year compared with a $310 provision for loan loss expense during the 2018 fiscal year;
●	total other income increased by $877, or 25.9%, in fiscal year 2019, which includes net securities gains of $561 in fiscal year 2019 compared to $33 in the same prior year period; and
●	total other expenses increased by $1,281, or 9.0%, in fiscal year 2019.

Return on average equity and return on average assets were 11.96% and 1.07%, respectively, for the 2019 fiscal year-to-date period compared with 8.15% and 0.75%, respectively, for the same period last year.

Net Interest Income. Net interest income, the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the largest component of the Corporation’s earnings. Net interest income is affected by changes in the volumes, rates and composition of interest-earning assets and interest-bearing liabilities. Net interest margin is calculated by dividing net interest income on a fully tax equivalent basis (FTE) by total interest-earning assets. FTE income includes tax-exempt income, restated to a pre-tax equivalent, based on the statutory federal income tax rate. The federal income tax rate in effect for the 2019 fiscal year was 21.00% and for the 2018 fiscal year was 27.55%. With the enactment of the Tax Act, the statutory tax rate was changed in the second quarter of fiscal year 2018 to 27.55% by using a blended rate of the new 21.0% federal rate that went into effect on January 1, 2018 and the previous federal rate of 34.0%. All average balances are daily average balances. Non-accruing loans are included in average loan balances.

Net Interest Income Year ended June 30,	2019	2018
Net interest income	$17,389	$15,886
Taxable equivalent adjustments to net interest	345	543
Net interest income, fully taxable equivalent	$17,734	$16,429
Net interest margin	3.55%	3.55%
Taxable equivalent adjustment	0.12	0.12
Net interest margin, fully taxable equivalent	3.62%	3.67%

FTE net interest income for the 2019 fiscal year was $17,734, an increase of $1,305 or 7.9%, from $16,429 in the 2018 fiscal year. The Corporation’s tax equivalent net interest margin for the year ended June 30, 2019 was 3.62% and for the year ended 2018 was 3.67%. FTE interest income for the 2019 fiscal year was $20,890, an increase of $2,790, or 15.4%, from $18,100 in the 2018 fiscal year. Growth of $41,289, or 14.0%, in average loan receivables positively impacted interest income as well as an increase in the yield on average interest-earning assets. Interest expense for the 2019 fiscal year was $3,156, an increase of $1,485 from $1,671 in the 2018 fiscal year. This was mainly the result of an increase in short-term rates impacting the rates paid on all interest-bearing liabilities as well as a $32,922, or 10.2%, growth in total interest-bearing liabilities.

Average Balance Sheet and Net Interest Margin

	2019			2018
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest earning assets:
Taxable securities	$85,837	$2,192	2.50%	$82,481	$1,916	2.30%
Nontaxable Securities (1)	60,124	1,918	3.19	60,072	1,996	3.34
Loan receivables (1)	336,384	16,601	4.94	295,095	13,956	4.73
Federal bank and other restricted stocks	1,518	86	5.67	1,434	81	5.65
Interest bearing deposits and federal funds sold	4,305	93	2.16	8,546	151	1.77
Total interest earning assets	488,168	20,890	4.26%	447,628	18,100	4.04%
Noninterest earning assets	30,905			31,449
Total assets	$519,073			$479,077
Interest bearing liabilities:
Interest bearing demand	$82,086	$547	0.67%	$57,272	$115	0.20%
Savings	161,062	706	0.44	155,000	355	0.23
Time deposits	91,291	1,533	1.68	71,404	740	1.04
Short-term borrowings	3,521	51	1.45	24,422	240	0.98
FHLB advances	16,488	319	1.93	13,428	221	1.65
Total interest-bearing liabilities	354,448	3,156	0.89%	321,526	1,671	0.52%
Noninterest-bearing liabilities	118,099			113,595
Total liabilities	472,547			435,121
Shareholders’ equity	46,526			43,956
Total liabilities and shareholders’ equity	$519,073			$479,077
Net interest income, interest rate spread (1)		$17,734	3.37%		$16,429	3.52%
Net interest margin (net interest as a percent of average interest earning assets) (1)			3.62%			3.67%
Federal tax exemption on non-taxable securities and loans included in interest income		$345			$543
Average interest earning assets to interest bearing liabilities			137.73%			139.22%

(1)	Calculated on a fully taxable equivalent basis utilizing a statutory federal income tax rate of 21.0% in the 2019 fiscal year and 27.55% in the 2018 fiscal year.

The following table presents the changes in the Corporation’s interest income and interest expense resulting from changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities. Changes attributable to both rate and volume that cannot be segregated have been allocated in proportion to the changes due to rate and volume.

INTEREST RATES AND INTEREST DIFFERENTIAL

	2019 Compared to 2018 Increase / (Decrease)			2018 Compared to 2017 Increase / (Decrease)
	Total Change	Change due to Volume	Change due to Rate	Total Change	Change due to Volume	Change due to Rate
	(In thousands)
Interest earning assets:
Taxable securities	$276	$106	$170	$309	$178	$131
Nontaxable securities (1)	(78)	13	(91)	(180)	22	(202)
Loan receivables (2)	2,645	2,018	627	1,596	1,302	294
Federal bank and other restricted stocks	5	5	—	10	2	8
Interest bearing deposits and federal funds sold	(58)	(86)	28	29	(9)	38
Total interest income	2,790	2,056	734	1,764	1,495	269
Interest bearing liabilities:
Interest bearing demand	432	68	364	40	12	28
Savings deposits	351	14	337	168	20	148
Time deposits	793	246	547	210	39	171
Short-term borrowings	(189)	(268)	79	150	16	134
FHLB advances	98	55	43	(5	(19)	14
Total interest expense	1,485	115	1,370	563	68	495
Net interest income	$1,305	$1,941	$(636)	$1,201	$1,430	$(229)

(1)	Nontaxable income is adjusted to a fully tax equivalent basis utilizing a statutory federal income tax rate of 21.0% in the 2019 fiscal year and 27.55% in the 2018 fiscal year.
(2)	Non-accrual loan balances are included for purposes of computing the rate and volume effects although interest on these balances has been excluded.

Provision for Loan Losses. The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable credit losses in the Corporation’s loan portfolio that have been incurred at each balance sheet date. Management considers historical loss experience, the present and prospective financial condition of borrowers, the current conditions within the markets where the Corporation originates loans, the status of nonperforming assets, the estimated underlying value of the collateral and other factors related to the ultimate collectability of the loan portfolio. A negative provision for loan loss expense of $440 was recorded in fiscal year 2019 primarily as the result of a full principal recovery of a prior period loan charge-off. This compares with a $310 provision for loan loss expense in fiscal year 2018.

For the 2019 fiscal year, net recoveries of $806 were recorded compared with net recoveries of $26 for the same period last year. Net recoveries for the 2019 fiscal year were primarily within the commercial real estate portfolio and included a full principal recovery of a prior period charge-off. The allowance for loan losses as a percentage of loans was 1.03% at June 30, 2019 and 1.07% at June 30, 2018.

Non-performing loans were $785 as of June 30, 2019 and represented 0.21% of total loans. This compared with $1,090, or 0.34% of total loans at June 30, 2018. Non-performing loans have been considered in management’s analysis of the appropriateness of the allowance for loan losses. Management and the Board of Directors closely monitor these loans and believe the prospect for recovery of principal, less identified specific reserves, are favorable.

Other Income. Total other income increased by $877, or 25.9%, to $4,268 for the 2019 fiscal year.

Debit card interchange income increased by $121, or 9.1%, in 2019 to $1,454 primarily as a result of increased debit card usage. Gain on sale of mortgage loans increased by $91, or 24.8%, in 2019 primarily as a result of an increase in volume. Net securities gains in fiscal year 2019 totaled $561 compared to $33 in fiscal year 2018. During the 2019 fiscal year, the pooled trust preferred security was sold because of the significant increase in the value of this security resulting in a gain of $593. The Corporation does not own any other security of this type.

Other Expenses. Total other expenses were $15,518 for the year ended June 30, 2019; an increase of $1,281, or 9.0%, from $14,237 for the year ended June 30, 2018.

Salaries and employee benefit expenses increased by $663, or 8.6%, during the fiscal year ended June 30, 2019 mainly due to increases in salary and incentive expenses. Professional and director fees increased by $276, or 52.8%, during the 2019 fiscal year from the same period last year primarily as a result of $174 in legal and consulting fees associated with the expected acquisition of Peoples Bancorp of Mt. Pleasant, Inc. As part of the proposed acquisition, expenses related to system conversion costs, contract termination fees, legal fees, employee severance costs, accounting and auditing fees and other acquisition costs are expected in the 2020 fiscal year. Marketing and advertising expenses increased by $116, or 37.7%, during the 2019 fiscal year from the same period last year primarily due to an increase in advertising and promotional campaigns initiated to attract core deposit customers and the opening of our new Fairlawn, Ohio and Brewster, Ohio offices.

Income Tax Expense. Income tax expense totaled $1,013 and $1,149 and the effective tax rates were 15.4% and 24.3% for the years ended June 30, 2019 and 2018, respectively. Income tax expense and the effective tax rate was higher in the 2018 fiscal year period compared to the 2019 fiscal year primarily due to the enactment of the Tax Act. Income tax expense was calculated utilizing a statutory federal income tax rate of 21.0% in the 2019 fiscal year and 27.55% in the 2018 fiscal year. Also, the enactment of the Tax Act in the 2018 fiscal year required the Corporation to revalue its deferred tax assets and liabilities based upon the lower enacted federal corporate income tax rate at which the Corporation expects to recognize the benefit. During the 2018 fiscal year, a one-time income tax expense of $348 was recorded in conjunction with writing down its net deferred tax assets. In addition, the effective tax rate differs from the federal statutory rate as a result of tax-exempt income from obligations of states and political subdivisions, loans and earnings on bank owned life insurance.

Financial Condition

Total assets at June 30, 2019 were $553,936 compared with $502,619 at June 30, 2018, an increase of $51,317, or 10.2%. The growth in total assets was mainly attributed to an increase of $50,666, or 15.9%, in total loans. This growth was primarily funded by a $42.211, or 9.8%, increase in total deposits.

Securities. Total securities decreased by $256 to $147,796 at June 30, 2019, of which $144,010 were classified as available-for-sale and $3,786 were classified as held-to-maturity. The securities portfolio is mainly comprised of residential mortgage-backed securities and collateralized mortgage obligations issued by Fannie Mae, Freddie Mac and Ginnie Mae, state and political subdivisions and obligations of government-sponsored enterprises.

The following tables summarize the amortized cost and fair value of available-for-sale securities at June 30, 2019 and 2018 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income or loss:

Available-for-sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2019
Obligations of U.S. government-sponsored entities and agencies	$19,227	$287	$(1)	$19,513
Obligations of state and political subdivisions	56,405	1,557	(33)	57,929
U.S. Government-sponsored mortgage-backed securities - residential	56,309	450	(448)	56,311
U.S. Government-sponsored collateralized mortgage obligations - residential	10,087	198	(28)	10,257
Total available-for-sale securities	$142,028	$2,492	$(510)	$144,010

Available-for-sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2018
Obligations of U.S. government-sponsored entities and agencies	$16,488	$6	$(372)	$16,122
Obligations of state and political subdivisions	56,964	339	(713)	56,590
Mortgage-backed securities – residential	65,062	6	(1,660)	63,408
Mortgage-backed securities – commercial	1,432	—	(17)	1,415
Collateralized mortgage obligations	5,973	9	(216)	5,766
Pooled trust preferred security	178	549	—	727
Total available-for-sale securities	$146,097	$909	$(2,978)	$144,028

The following tables summarize the amortized cost and fair value of held-to-maturity securities at June 30, 2019 and 2018 and the corresponding gross unrecognized gains and losses:

Held-to-maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
June 30, 2019
Obligations of state and political subdivisions	$3,786	$35	$—	$3,821
Total held-to-maturity securities	$3,786	$35	$—	$3,821

Held-to-maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
June 30, 2018
Obligations of state and political subdivisions	$4,024	$24	$—	$4,048
Total held-to-maturity securities	$4,024	$24	$—	$4,048

The following tables summarize the amounts and distribution of the Corporation’s securities held and the weighted average yields as of June 30, 2019:

	Amortized Cost	Fair Value	Average Yield / Cost
Available-for-sale
Obligations of government-sponsored entities:
3 Months or less	$5,351	$5,460	2.96%
Over 3 months through 1 year	2,739	2,745	2.38
Over 1 year through 5 years	7,497	7,587	2.37
Over 5 years through 10 years	3,640	3,721	2.49
Total obligations of government-sponsored entities	19,227	19,513	2.56
Obligations of state and political subdivisions:
3 Months or less	755	755	4.12
Over 3 months through 1 year	628	631	3.27
Over 1 year through 5 years	8,203	8,382	3.49
Over 5 years through 10 years	18,134	18,460	3.09
Over 10 years	28,683	29,701	3.59
Total obligations of state and political subdivisions	56,404	57,929	3.42
Mortgage-backed securities - residential:
Over 3 months through 1 year
Over 1 year through 5 years	28,512	28,310	2.20
Over 5 years through 10 years	27,797	28,001	2.90
Total mortgage-backed securities - residential	56,309	56,311	2.55
Collateralized mortgage obligations:
Over 3 months through 1 year	889	901	2.41
Over 1 year through 5 years	8,251	8,414	2.71
Over 5 years through 10 years	947	942	2.31
Total collateralized mortgage obligations	10,087	10,257	2.64
Total available-for-sale securities	$142,028	$144,010	2.90%

	Amortized Cost	Fair Value	Average Yield / Cost
Held-to-maturity
Obligations of state and political subdivisions:
Over 5 years through 10 years	$451	$471	2.86%
Over 10 years	3,335	3,350	2.37
Total held-to-maturity securities	$3,786	$3,821	2.43%

The weighted average interest rates are based on coupon rates for securities purchased at par value and on effective yields considering amortization or accretion if the securities were purchased at a premium or discount. The weighted average yield on tax-exempt obligations has been calculated on a tax equivalent basis. Average yields are based on amortized cost balances.

At June 30, 2019, there were no holdings of securities of any one issuer, other than the U.S. government-sponsored entities and agencies, with an aggregate book value which exceeds 10% of shareholders’ equity.

Loans. Loan receivables increased by $50,666 to $369,175 at June 30, 2019 compared to $318,509 at June 30, 2018. Loan demand increased, particularly in the commercial, commercial real estate and 1-4 family residential real estate segments, principally as a result of increased calling efforts within and around the Bank’s markets. Commercial loans also increased as a result of the Bank’s participation in a third-party residential mortgage warehouse lending program.

Major classifications of loans, net of deferred loan fees and costs, were as follows as of June 30:

	2019	2018
Commercial	$80,424	$60,953
Commercial real estate:
Construction	16,034	5,375
Other	194,839	182,966
1-4 Family residential real estate:
Owner occupied	56,289	47,683
Non-owner occupied	14,481	15,480
Construction	1,959	1,187
Consumer loans	5,149	4,865
Total loans	$369,175	$318,509

The following is a schedule of contractual maturities and repayments of 1-4 family residential real estate construction, commercial and commercial real estate loans, as of June 30, 2019:

Due in one year or less	$43,298
Due after one year but within five years	34,659
Due after five years	215,299
Total	$293,256

The following is a schedule of fixed and variable rate 1-4 family residential real estate construction, commercial and commercial real estate loans due after one year (variable rate loans are those loans with floating or adjustable interest rates) as of June 30, 2019:

	Fixed Interest Rates	Variable Interest Rates
Total 1-4 family residential real estate construction, commercial and commercial real estate loans due after one year	$124,931	$125,027

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

Failure to receive principal and interest payments when due on any loan results in efforts to restore such loan to a current status. Loans are classified as non-accrual when, in the opinion of management, full collection of principal and accrued interest is not expected. The loans must be brought and kept current for six sustained payments before being considered for removal from non-accrual status. Commercial and commercial real estate loans are classified as impaired if management determines that full collection of principal and interest, in accordance with the terms of the loan documents, is not probable. If a loan is impaired, a portion of the allowance is allocated so the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected from the collateral. Loans are evaluated for impairment when payments are delayed, typically 90 days or more, or when it is probable that not all principal and interest amounts will be collected according to the original terms of the loan. As of June 30, 2019, impaired loans totaled $1,189, of which $785 are included in non-accrual loans. Continued unsuccessful collection efforts generally lead to initiation of foreclosure or other legal proceedings.

The following schedule summarizes non-accrual, past due, impaired and restructured loans for the years ended June 30:

	2019	2018
Non-accrual loans	$785	$1,090
Accruing loans past due 90 days or more	—	—
Total non-performing loans	$785	$1,090
Other real estate owned	—	—
Total non-performing assets	$785	$1,090
Impaired loans	$1,189	$2,060
Accruing restructured loans	$404	$971

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

The following table summarizes the Corporation’s loan loss experience, and provides a breakdown of the charge-off, recovery and other activity for the years ended June 30:

	2019	2018
Allowance for loan losses at beginning of year	$3,422	$3,086
Loans charged off:
Commercial real estate	80	4
1-4 Family residential real estate	—	33
Consumer loans	36	24
Total charge offs	116	61
Recoveries:
Commercial	—	17
Commercial real estate	875	41
1-4 Family residential real estate	23	14
Consumer loans	24	15
Total recoveries	922	87
Net recoveries	(806)	(26)
Provision for loan losses charged to operations	(440)	310
Allowance for loan losses at end of year	$3,788	$3,422

Ratio of net recoveries to average loans outstanding	(0.24)%	(0.01)%

The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios:

	Allocation of the Allowance for Loan Losses
	Allowance Amount	% of Loan Type to Total Loans	Allowance Amount	% of Loan Type to Total Loans
	June 30, 2019		June 30, 2018
Commercial	$660	21.8%	$586	19.1%
Commercial real estate loans	2,575	57.1	2,277	59.2
1-4 Family residential real estate	494	19.7	499	20.2
Consumer loans	59	1.4	60	1.5
Total	$3,788	100.0%	$3,422	100.0%

While management’s periodic analysis of the adequacy of the allowance for loan loss may allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-off that may occur.

Funding Sources. Total deposits increased by $42,211, or 9.8%, from $429,963 at June 30, 2018 to $472,174 at June 30, 2019. For the fiscal year ended June 30, 2019, time deposits increased by $33,664, or 42.9%, and noninterest-bearing demand deposits increased by $8,320, or 7.7%, from the same prior year period. In 2019, the increase in deposit rates resulted in funds moving from lower yielding savings and money market accounts into higher yielding certificate of deposits. The overall increase in deposits is primarily from business and public fund customer relationships as a result of the continued focus on attracting low cost core deposit account relationships and from the opening of the new branch locations in Fairlawn, Ohio and Brewster, Ohio.

Short-term borrowings decreased by $10,619 from $13,367 at June 30, 2018 to $3,686 at June 30, 2019. This decline was primarily the result of an $8,881 decrease in federal funds purchased.

The following is a schedule of average deposit amounts and average rates paid on each category for the periods included:

	Years Ended June 30,
	2019		2018
	Amount	Rate	Amount	Rate
Noninterest-bearing demand deposit	$113,761	—	$109,675	—
Interest-bearing demand deposit	82,086	0.67%	57,272	0.20%
Savings	161,062	0.44	155,000	0.23
Certificates and other time deposits	91,291	1.68	71,404	1.04
Total	$448,200	0.62%	$393,351	0.31%

The following table summarizes time deposits issued in amounts of $100 or more as of June 30, 2019 by time remaining until maturity:

Maturing in:
Under 3 months	$14,178
Over 3 to 6 months	25,346
Over 6 to 12 months	8,850
Over 12 months	15,315
Total	$63,689

See Note 7—Short-Term Borrowings to the Consolidated Financial Statements, for information concerning short-term borrowings.

Capital Resources

Total shareholders’ equity increased by $7,405 from $43,761 at June 30, 2018 to $51,166 at June 30, 2019. The increase was primarily the result of $5,566 of net income for the current fiscal year and a net increase of $3,201 in accumulated other comprehensive income from a shift in unrealized losses on the mark-to-market of available-for-sale securities to net unrealized gains. These increases were partially offset by cash dividends paid of $1,421. For the 2019 fiscal year, the average equity to average total assets ratio was 8.96% and the dividend payout ratio was 25.5%. For the 2018 fiscal year, the average equity to average total assets ratio was 9.18% and the dividend payout ratio was 37.7%.

At June 30, 2019, management believes the Bank complied with all regulatory capital requirements. Based on the Bank’s computed regulatory capital ratios, the OCC has determined the Bank to be well capitalized under the Federal Deposit Insurance Act as of its latest exam date. The Bank’s actual and required capital amounts are disclosed in Note 12-Regulatory Matters to the Consolidated Financial Statements. Management is not aware of any matters occurring subsequent to that exam that would cause the Bank’s capital category to change.

Liquidity

Management considers the asset position of the Bank to be sufficiently liquid to meet normal operating needs and conditions. The Bank’s earning assets are divided primarily between loans and available-for-sale securities, with any excess funds placed in federal funds sold or interest-bearing deposit accounts with other financial institutions.

Net cash inflows from operating activities for the 2019 fiscal year were $6,386 and net cash inflows from financing activities were $42,053. Net cash outflows from investing activities were $46,750. The major sources of cash were a $42,211 net increase in deposits and an $26,761 net increase from sales, maturities or principal pay downs on available-for-sale securities. The major uses of cash were a $49,935 net increase in loans and the $22,914 purchase of available-for-sale securities. Total cash and cash equivalents were $9,461 as of June 30, 2019 compared to $7,772 at June 30, 2018.

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

The Bank offers several forms of deposit products to its customers. We believe the rates offered by the Bank and the fees charged for them are competitive with others currently available in the market area. While the Bank continues to be under competitive pressures in the Bank’s market area as financial institutions attempt to attract and keep new deposits, we believe many commercial and retail customers have been continuing to turn to community banks. Compared to our peers, the Corporation’s core deposits consist of a larger percentage of noninterest-bearing demand deposits resulting in the cost of funds remaining at a relatively low level of 0.89%.

Jumbo time deposits (those with balances of $250 and over) were $39,034 and $23,018 at June 30, 2019 and 2018, respectively. These deposits are monitored closely by the Bank and typically priced on an individual basis. When these deposits are from a municipality, certain bank-owned securities are pledged to guarantee the safety of these public fund deposits as required by Ohio law. The Corporation has the option to use a fee paid broker to obtain deposits from outside its normal service area as an additional source of funding. However, these deposits are not relied upon as a primary source of funding.

Dividends from the Bank are the primary source of funds for payment of dividends to our shareholders. However, there are statutory limits on the amount of dividends the Bank can pay without regulatory approval. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. Additionally, the Bank may not declare or pay any dividend if, after making the dividend, the Bank would be “undercapitalized,” as defined in the federal regulations. As of June 30, 2019, the Bank could, without prior approval, declare a dividend of approximately $7,286.

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

Contractual Obligations, Commitments and Contingent Liabilities

The following table presents, as of June 30, 2019, the Corporation’s significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	Note Reference	2020	2021	2022	2023	2024	Thereafter	Total
Certificates of deposit	6	$69,401	$29,840	$7,396	$4,873	$515	$180	$112,205
Short-term borrowings	7	3,686	—	—	—	—	—	3,686
Federal Home Loan advances	8	13,000	1,500	1,700	—	6,500	—	22,700
Salary continuation plan	9	146	146	146	146	142	1,749	2,475
Operating leases	5	85	78	71	53	12	—	299
Deposits without maturity		—	—	—	—	—	—	359,969

Note 13-Commitments with Off-Balance Sheet Risk to the Consolidated Financial Statements discusses in greater detail other commitments and contingencies and the various obligations that exist under those agreements. These commitments and contingencies consist primarily of commitments to extend credit to borrowers under lines of credit.

Off-Balance Sheet Arrangements

At June 30, 2019, the Corporation had no unconsolidated, related special purpose entities, nor did the Corporation engage in derivatives and hedging contracts, such as interest rate swaps, which may expose the Corporation to liabilities greater than the amounts recorded on the consolidated balance sheet. The Corporation’s investment policy prohibits engaging in derivative contracts for speculative trading purposes; however, in the future, the Corporation may pursue certain contracts, such as interest rate swaps, to execute a sound and defensive interest rate risk management policy.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for Smaller Reporting Companies.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of Consumers Bancorp, Inc.

Minerva, Ohio

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Consumers Bancorp, Inc. (the "Company") as of June 30, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Cleveland, Ohio

September 12, 2019

CONSOLIDATED BALANCE SHEETS

As of June 30, 2019 and 2018

(Dollar amounts in thousands, except per share data)

	2019	2018
ASSETS:
Cash on hand and noninterest-bearing deposits in financial institutions	$9,322	$7,615
Federal funds sold and interest-bearing deposits in financial institutions	139	157
Total cash and cash equivalents	9,461	7,772
Certificate of deposits in financial institutions	1,983	2,973
Securities, available-for-sale	144,010	144,028
Securities, held-to-maturity (fair value 2019 $3,821 and 2018 $4,048)	3,786	4,024
Federal bank and other restricted stocks, at cost	1,723	1,459
Loans held for sale	1,657	1,448
Total loans	369,175	318,509
Less allowance for loan losses	(3,788)	(3,422)
Net loans	365,387	315,087
Cash surrender value of life insurance	9,606	9,335
Premises and equipment, net	14,155	13,315
Accrued interest receivable and other assets	2,168	3,178
Total assets	$553,936	$502,619

LIABILITIES:
Deposits:
Noninterest-bearing demand	$116,239	$107,919
Interest bearing demand	81,469	81,299
Savings	162,261	162,204
Time	112,205	78,541
Total deposits	472,174	429,963
Short-term borrowings	3,686	13,367
Federal Home Loan Bank advances	22,700	11,756
Accrued interest payable and other liabilities	4,210	3,772
Total liabilities	502,770	458,858
Commitments and contingent liabilities (Note 13)

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value; 350,000 shares authorized	—	—
Common shares, no par value; 3,500,000 shares authorized; 2,854,133 shares issued as of June 30, 2019 and 2018	14,656	14,630
Retained earnings	36,487	32,342
Treasury stock, at cost (120,288 and 124,489 common shares at June 30, 2019 and 2018, respectively)	(1,543)	(1,576)
Accumulated other comprehensive income (loss)	1,566	(1,635)
Total shareholders’ equity	51,166	43,761
Total liabilities and shareholders’ equity	$553,936	$502,619

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

Years Ended June 30, 2019 and 2018

(Dollar amounts in thousands, except per share data)

	2019	2018
Interest income:
Loans, including fees	$16,590	$13,937
Securities, taxable	2,192	1,916
Securities, tax-exempt	1,584	1,472
Federal bank and other restricted stocks	86	81
Federal funds sold and interest-bearing deposits	93	151
Total interest and dividend income	20,545	17,557
Interest expense:
Deposits	2,786	1,210
Short-term borrowings	51	240
Federal Home Loan Bank advances	319	221
Total interest expense	3,156	1,671
Net interest income	17,389	15,886
Provision for loan losses	(440)	310
Net interest income after provision for loan losses	17,829	15,576

Other income:
Service charges on deposit accounts	1,264	1,200
Debit card interchange income	1,454	1,333
Bank owned life insurance income	271	270
Gain on sale of mortgage loans	458	367
Securities gains, net	561	33
Other	260	188
Total other income	4,268	3,391

Other expenses:
Salaries and employee benefits	8,355	7,692
Occupancy and equipment	2,096	1,867
Data processing expenses	621	601
Professional and director fees	799	523
Federal Deposit Insurance Corporation assessments	149	168
Franchise taxes	361	343
Marketing and advertising	424	308
Loan and collection expenses	101	117
Telephone and communications	268	307
Debit card processing expenses	765	754
Other	1,579	1,557
Total other expenses	15,518	14,237
Income before income taxes	6,579	4,730
Income tax expense	1,013	1,149
Net income	$5,566	$3,581
Basic and diluted earnings per share	$2.04	$1.31

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended June 30, 2019 and 2018

(Dollar amounts in thousands, except per share data)

	2019	2018

Net income	$5,566	$3,581

Other comprehensive income, net of tax:
Net change in unrealized gains (losses):
Unrealized gains (losses) arising during the period	4,612	(2,711)
Reclassification adjustment for gains included in income	(561)	(33)
Net unrealized gain (loss)	4,051	(2,744)
Income tax effect	(850)	650
Other comprehensive income (loss)	3,201	(2,094)
Total comprehensive income	$8,767	$1,487

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended June 30, 2019 and 2018

(Dollar amounts in thousands, except per share data)

	Common Shares	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, June 30, 2017	$14,630	$30,122	$(1,662)	$445	$43,535
Net income		3,581			3,581
Other comprehensive loss				(2,094)	(2,094)
Reclassification of disproportionate income tax effects		(14)		14	—
6,321 shares issued associated with stock awards			90		90
204 Dividend reinvestment plan shares associated with expired and forfeited restricted stock awards retired to treasury		4	(4)		—
Cash dividends declared ($0.495 per share)		(1,351)			(1,351)
Balance, June 30, 2018	$14,630	$32,342	$(1,576)	$(1,635)	$43,761
Net income		5,566			5,566
Other comprehensive income				3,201	3,201
2,614 shares associated with vested stock awards	26		33		59
Cash dividends declared ($0.52 per share)		(1,421)			(1,421)
Balance, June 30, 2019	$14,656	$36,487	$(1,543)	$1,566	$51,166

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30, 2019 and 2018

(Dollar amounts in thousands, except per share data)

	2019	2018
Cash flows from operating activities:
Net income	$5,566	$3,581
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	797	771
Securities amortization and accretion, net	784	963
Provision for loan losses	(440)	310
Gain on disposal of fixed assets	(11)	(6)
Loss on disposition or direct write-down of other real estate owned	—	2
Net gain on sale of loans	(458)	(367)
Deferred income tax expense	173	462
Gain on sale of securities	(561)	(33)
Origination of loans held for sale	(29,473)	(22,336)
Proceeds from loans held for sale	29,797	22,760
Increase in cash surrender value of life insurance	(271)	(270)
Change in other assets and other liabilities	483	14
Net cash flows from operating activities	6,386	5,851

Cash flows from investing activities:
Securities available-for-sale:
Purchases	(22,914)	(23,878)
Maturities, calls and principal pay downs	19,091	15,618
Proceeds from sales of available-for-sale securities	7,670	2,644
Securities held-to-maturity:
Principal pay downs	238	235
Net decrease in certificates of deposit with other financial institutions	990	948
Purchase of Federal Home Loan Stock	(264)	(34)
Net increase in loans	(49,935)	(45,869)
Acquisition of premises and equipment	(1,671)	(688)
Disposal of premises and equipment	45	6
Proceeds from sale of other real estate owned	—	69
Net cash flows from investing activities	(46,750)	(50,949)

Cash flows from financing activities:
Net increase in deposit accounts	42,211	55,492
Proceeds from Federal Home Loan Bank advances	13,000	2,700
Repayments of Federal Home Loan Bank advances	(2,056)	(3,264)
Change in short-term borrowings	(9,681)	(10,619)
Dividends paid	(1,421)	(1,351)
Net cash flows from financing activities	42,053	42,958
Increase (decrease) in cash and cash equivalents	1,689	(2,140)
Cash and cash equivalents, beginning of year	7,772	9,912
Cash and cash equivalents, end of year	$9,461	$7,772

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019 and 2018

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

Cash Flows: Cash and cash equivalents include cash, deposits with other financial institutions with original maturities of less than 90 days and federal funds sold.  Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions and short-term borrowings. Additional cash flow information was as follows:

	Year Ended June 30,
	2019	2018
Cash paid for interest	$3,092	$1,643
Cash paid for Federal income taxes	820	730
Non-cash transactions:
Transfer from loans to repossessed assets	—	—
Transfer from loans held for sale to portfolio	75	253
Issuance of treasury stock for stock awards	59	90
Expired and forfeited dividend reinvestment plan shares associated with restricted stock awards that were retired to treasury stock	—	4

Interest–Bearing Deposits in Other Financial Institutions: Interest-bearing deposits in other financial institutions mature within one year and are carried at cost.

Certificates of Deposit in Financial Institutions: Certificates of deposit in other financial institutions are carried at cost.

Cash Reserves: The Bank is required to maintain cash on hand and noninterest-bearing balances on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing requirements. The required reserve balance at June 30, 2019 and 2018 was $456 and $329, respectively.

Securities: Securities are generally classified into either held-to-maturity or available-for-sale categories. Held-to-maturity securities are carried at amortized cost and are those the Corporation has the positive intent and ability to hold to maturity. Available-for-sale securities are those the Corporation may decide to sell before maturity if needed for liquidity, asset-liability management, or other reasons. Available-for-sale securities are reported at fair value, with unrealized gains or losses included in other comprehensive income (loss) as a separate component of equity, net of tax.

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

Commercial Real Estate: Commercial real estate loans include mortgage loans to farmers, owners of multi-family investment properties, developers and owners of commercial real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan, the business conducted on the property securing the loan or, in the case of loans to farmers, management and operation of the farm. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Corporation’s commercial real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce the Corporation’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. In addition, management tracks the level of owner-occupied commercial real estate loans versus nonowner-occupied loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Cash Surrender Value of Life Insurance: The Bank has purchased single-premium life insurance policies to insure the lives of current and former participants in the salary continuation plan. As of June 30, 2019, the Bank had policies with total death benefits of $19,806 and total cash surrender values of $9,606. As of June 30, 2018, the Bank had policies with total death benefits of $19,776 and total cash surrender values of $9,335. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. Tax-exempt income is recognized from the periodic increases in cash surrender value of these policies.

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

Fair Value of Financial Instruments: Fair value of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 14 of the Consolidated Financial Statements. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, discounted cash flows, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect these estimates.

Dividend Restrictions: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the holding company or by the holding company to shareholders.

Reclassifications: Certain reclassifications have been made to the June 30, 2018 financial statements to be comparable to the June 30, 2019 presentation. The reclassifications had no impact on prior year net income or shareholders’ equity.

Recently Issued Accounting Pronouncements Not Yet Effective: In June 2016, Financial Accounting Standards Board (FASB) issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU adds a new Topic 326 to the codification and removes the thresholds that companies apply to measure credit losses on financial instruments measured at amortized cost, such as loans, receivables, and held-to-maturity debt securities. Under current U.S. generally accepted accounting principles, companies generally recognize credit losses when it is probable that the loss has been incurred. The revised guidance will remove all current loss recognition thresholds and will require companies to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the corporation expects to collect over the instrument’s contractual life. ASU 2016-13 also amends the credit loss measurement guidance for available-for-sale debt securities and beneficial interests in securitized financial assets. The guidance in ASU 2016-13 is effective for “public business entities,” as defined in the guidance, that are SEC filers for fiscal years and for interim periods within those fiscal years beginning after December 15, 2019. Early adoption of the guidance is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. However, during July 2019, FASB unanimously voted for a proposal to delay this ASU to January 2023 for smaller reporting companies. While there is a thirty-day comment period starting in August, the proposed delay is widely expected to be adopted. Management is currently evaluating the impact of the adoption of this guidance on the Corporation’s consolidated financial statements and is in the midst of gathering critical data to evaluate the impact. However, it is too early to estimate the impact.

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842). This ASU will require all organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Additional qualitative and quantitative disclosures will be required so that users can understand more about the nature of an entity’s leasing activities. The new guidance is effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted. The Corporation has several lease agreements, such as branch locations, which are currently considered operating leases, and therefore, not recognized on the Corporation’s consolidated condensed statements of financial condition. The Corporation expects the new guidance to require these lease agreements to now be recognized on the consolidated condensed statements of financial condition as a right-of-use asset and a corresponding lease liability. Therefore, the Corporation’s preliminary evaluation indicates the provisions of ASU No. 2016-02 are expected to impact the Corporation’s consolidated condensed statements of financial condition, along with our regulatory capital ratios. The definition of a lease and the cash flows required to be evaluated will change. Upon adoption of ASU 2016-02 on July 1, 2019, the Corporation expects to recognize right-of-use assets and related lease liabilities totaling approximately $582.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2—ACQUISITION

On June 14, 2019, Consumers entered into a Merger Agreement with Peoples Bancorp of Mt. Pleasant, Inc. (Peoples) and its wholly-owned subsidiary, The Peoples National Bank of Mount Pleasant. Each Peoples shareholder will receive 63.16 common shares of Consumers common stock or $1,200.00 in cash, subject to total consideration being paid 50% in Consumers common share and 50% cash as provided in the Merger Agreement. Based on Consumers’ 20 day average closing price of $19.07 on June 13, 2019, the aggregate implied transaction value was approximately $10.3 million. On June 30, 2019, Peoples had approximately $75 million in total assets, $53.1 million in loans and $65.7 million in deposits at its three banking centers located in Mt. Pleasant, Adena, and Dillonvale, Ohio. The transaction is expected to be completed in the second quarter of fiscal year 2020, pending the approval of shareholders of Peoples and the completion of other customary closing conditions. All necessary regulatory approvals have been received.

NOTE 3—SECURITIES

The following table summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at June 30, 2019 and 2018 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses:

Available-for-sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2019
Obligations of U.S. government-sponsored entities and agencies	$19,227	$287	$(1)	$19,513
Obligations of state and political subdivisions	56,405	1,557	(33)	57,929
U.S. Government-sponsored mortgage-backed securities - residential	56,309	450	(448)	56,311
U.S. Government-sponsored collateralized mortgage obligations - residential	10,087	198	(28)	10,257
Total available-for-sale securities	$142,028	$2,492	$(510)	$144,010

Held-to-maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
June 30, 2019
Obligations of state and political subdivisions	$3,786	$35	$—	$3,821
Total held-to-maturity securities	$3,786	$35	$—	$3,821

Available-for-sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2018
Obligations of U.S. government-sponsored entities and agencies	$16,488	$6	$(372)	$16,122
Obligations of state and political subdivisions	56,964	339	(713)	56,590
U.S. Government-sponsored mortgage-backed securities - residential	65,062	6	(1,660)	63,408
U.S. Government-sponsored mortgage-backed securities - commercial	1,432	—	(17)	1,415
U.S. Government-sponsored collateralized mortgage obligations - residential	5,973	9	(216)	5,766
Pooled trust preferred security	178	549	—	727
Total available-for-sale securities	$146,097	$909	$(2,978)	$144,028

Held-to-maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
June 30, 2018
Obligations of state and political subdivisions	$4,024	$24	$—	$4,048
Total held-to-maturity securities	$4,024	$24	$—	$4,048

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Proceeds from sales of available-for-sale securities during fiscal year 2019 and fiscal year 2018 were as follows:

	2019	2018
Proceeds from sales	$7,670	$2,644
Gross realized gains	606	40
Gross realized losses	45	7

The income tax provision related to these net realized gains amounted to $118 in fiscal year 2019 and $12 in fiscal year 2018.

The amortized cost and fair values of debt securities at June 30, 2019 by expected maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities and collateralized mortgage obligations are shown separately.

Available-for-sale	Amortized Cost	Fair Value
Due in one year or less	$9,473	$9,592
Due after one year through five years	15,700	15,969
Due after five years through ten years	21,774	22,179
Due after ten years	28,685	29,702
Total	75,632	77,442
U.S. Government-sponsored mortgage-backed and related securities	66,396	66,568
Total	$142,028	$144,010

Held-to-maturity	Amortized Cost	Fair Value
Due after five years through ten years	$451	$471
Due after ten years	3,335	3,350
Total	$3,786	$3,821

Securities with a carrying value of approximately $72,600 and $71,673 were pledged at June 30, 2019 and 2018, respectively, to secure public deposits and commitments as required or permitted by law. At June 30, 2019 and 2018, there were no holdings of securities of any one issuer, other than obligations of U.S. government-sponsored entities and agencies, with an aggregate book value greater than 10% of shareholders’ equity.

The following table summarizes the securities with unrealized and unrecognized losses at June 30, 2019 and 2018, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or more		Total
Available-for-sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2019
Obligations of U.S. government-sponsored entities and agencies	$—	$—	$998	$(1)	$998	$(1)
Obligations of states and political subdivisions	—	—	5,201	(33)	5,201	(33)
Mortgage-backed securities - residential	—	—	36,362	(448)	36,362	(448)
Collateralized mortgage obligations - residential	—	—	3,277	(28)	3,277	(28)
Total temporarily impaired	$—	$—	$45,838	$(510)	$45,838	$(510)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Less than 12 Months		12 Months or more		Total
Available-for-sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

June 30, 2018
Obligations of U.S. government-sponsored entities and agencies	$12,400	$(224)	$2,747	$(148)	$15,147	$(372)
Obligations of states and political subdivisions	26,775	(369)	7,975	(344)	34,750	(713)
Mortgage-backed securities - residential	31,038	(581)	29,716	(1,079)	60,754	(1,660)
Mortgage-backed securities - commercial	1,415	(17)	—	—	1,415	(17)
Collateralized mortgage obligations - residential	—	—	4,821	(216)	4,821	(216)
Total temporarily impaired	$71,628	$(1,191)	$45,259	$(1,787)	$116,887	$(2,978)

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

As of June 30, 2019, the Corporation’s securities portfolio consisted of 251 available-for-sale and three held-to-maturity securities. There were 71 available-for-sale securities in an unrealized loss position at June 30, 2019, all of which were in a continuous loss position for twelve or more months. There were no held-to-maturity securities in an unrealized loss position at June 30, 2019. The unrealized losses within the securities portfolio were primarily attributed to a change in market rates. At June 30, 2019, all the mortgage-backed securities and collateralized mortgage obligations held by the Corporation were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Also, management monitors the financial condition of the individual municipal securities to ensure they meet minimum credit standards. Since the Corporation does not intend to sell these securities and it is not likely the Corporation will be required to sell these securities at an unrealized loss position prior to any anticipated recovery in fair value, which may be maturity, management does not believe there is any OTTI related to these securities at June 30, 2019. Also, there was no OTTI recognized at June 30, 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4—LOANS

Major classifications of loans were as follows as of June 30:

	2019	2018
Commercial	$80,453	$60,995
Commercial real estate:
Construction	16,120	5,394
Other	195,269	183,383
1 – 4 Family residential real estate:
Owner occupied	55,941	47,433
Non-owner occupied	14,517	15,516
Construction	1,931	1,171
Consumer	5,150	4,873
Subtotal	369,381	318,765
Net deferred loan fees and costs	(206)	(256)
Allowance for loan losses	(3,788)	(3,422)
Net loans	$365,387	$315,087

The following table presents the activity in the allowance for loan losses by portfolio segment for the year ended June 30, 2019:

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total

Allowance for loan losses:
Beginning balance	$586	$2,277	$499	$60	$3,422
Provision for loan losses	74	(498)	(28)	12	(440)
Loans charged-off	—	(80)	—	(36)	(116)
Recoveries	—	876	23	23	922
Total ending allowance balance	$660	$2,575	$494	$59	$3,788

The following table presents the activity in the allowance for loan losses by portfolio segment for the year ended June 30, 2018:

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total

Allowance for loan losses:
Beginning balance	$518	$2,038	$473	$57	$3,086
Provision for loan losses	51	202	45	12	310
Loans charged-off	—	(4)	(33)	(24)	(61)
Recoveries	17	41	14	15	87
Total ending allowance balance	$586	$2,277	$499	$60	$3,422

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2019. Included in the recorded investment in loans is $891 of accrued interest receivable.

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2	$7	$—	$—	$9
Collectively evaluated for impairment	658	2,568	494	59	3,779

Total ending allowance balance	$660	$2,575	$494	$59	$3,788

Recorded investment in loans:
Loans individually evaluated for impairment	$174	$658	$357	$—	$1,189
Loans collectively evaluated for impairment	80,413	210,709	72,591	5,164	368,877

Total ending loans balance	$80,587	$211,367	$72,948	$5,164	$370,066

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information related to loans individually evaluated for impairment by class of loans as of and for the year ended June 30, 2019:

	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized

With no related allowance recorded:
Commercial	$—	$—	$—	$86	$6	$6
Commercial real estate:
Other	580	436	—	1,051	28	28
1-4 Family residential real estate:
Owner occupied	124	93	—	97	—	—
Non-owner occupied	297	264	—	279	—	—
With an allowance recorded:
Commercial real estate:
Other	221	222	7	226	14	14
Commercial	173	174	2	44	2	2
Total	$1,395	$1,189	$9	$1,783	$50	$50

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the recorded investment in non-accrual and loans past due over 90 days still on accrual by class of loans as of June 30, 2019 and 2018:

	June 30, 2019		June 30, 2018
		Loans Past Due		Loans Past Due
		Over 90 Days		Over 90 Days
		Still		Still
	Non-accrual	Accruing	Non-accrual	Accruing
Commercial real estate:
Other	$436	$—	$702	$—
1 – 4 Family residential:
Owner occupied	85	—	90	—
Non-owner occupied	264	—	298	—
Total	$785	$—	$1,090	$—

Non-accrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the aging of the recorded investment in past due loans as of June 30, 2019 by class of loans:

	Days Past Due
	30 - 59	60 - 89	90 Days or	Total	Loans Not
	Days	Days	Greater	Past Due	Past Due	Total
Commercial	$—	$—	$—	$—	$80,587	$80,587
Commercial real estate:
Construction	—	—	—	—	16,075	16,075
Other	199	—	—	199	195,093	195,292
1-4 Family residential:
Owner occupied	40	—	80	120	56,347	56,467
Non-owner occupied	—	—	—	—	14,518	14,518
Construction	—	—	—	—	1,963	1,963
Consumer	1	—	—	1	5,163	5,164
Total	$240	$—	$80	$320	$369,746	$370,066

The above table of past due loans includes the recorded investment in non-accrual loans of $198 in the 30-59 days, $80 in the 90 days or greater category and $507 in the loans not past due category.

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

At June 30, 2019 and 2018, the Corporation had $725 and $1,269, respectively, of loans classified as TDRs which are included in impaired loans above. At June 30, 2019 and 2018, the Corporation had $9 and $29, respectively, of specific reserves allocated to these loans.

During the fiscal year ended June 30, 2019, the terms of certain loans were modified as a troubled debt restructuring. The modification of the terms of such loans included a combination of forgiveness of a portion of the principal amount owed, which resulted in a reduction in the monthly payment amount, an extension of the maturity date and the extension of additional credit to provide operating funds. As of June 30, 2019, the Corporation had not committed to lend any additional funds to customers with outstanding loans that were classified as troubled debt restructurings. The following table presents loans by class modified as troubled debt restructurings that occurred during the year ended June 30, 2019:

		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Loans	Investment	Investment
Commercial	1	$38	$176
Commercial real estate:
Other	1	161	59
Total	2	$199	$235

The troubled debt restructuring described above increased the allowance for loan losses and resulted in a charge-off of $80 during the twelve months ended June 30, 2019.

During the fiscal year ended June 30, 2018, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included a combination of an extension of the maturity date and the extension of additional credit to provide operating funds. The following table presents loans by class modified as troubled debt restructurings that occurred during the year ended June 30, 2018:

		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Loans	Investment	Investment
Commercial	2	$518	$518
Commercial real estate:
Other	1	512	512
Total	3	$1,030	$1,030

The troubled debt restructurings completed in the 2018 fiscal year described above did not increase the allowance for loan losses or result in any charge-offs. As of June 30, 2018, the Corporation had committed to lend an additional $175 as part of the restructurings described above. There were no loans classified as troubled debt restructurings that were modified within the last twelve months for which there was a payment default.

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

As of June 30, 2019, and based on the most recent analysis performed, the recorded investment by risk category of loans by class of loans is as follows:

		Special			Not
	Pass	Mention	Substandard	Doubtful	Rated
Commercial	$74,393	$4,942	$1,012	$—	$240
Commercial real estate:
Construction	16,075	—	—	—	—
Other	179,952	8,071	5,337	436	1,496
1-4 Family residential real estate:
Owner occupied	2,245	—	24	5	54,193
Non-owner occupied	13,413	205	318	263	319
Construction	—	—	—	—	1,963
Consumer	32	—	—	—	5,132
Total	$286,110	$13,218	$6,691	$704	$63,343

As of June 30, 2018, and based on the most recent analysis performed, the recorded investment by risk category of loans by class of loans is as follows:

		Special			Not
	Pass	Mention	Substandard	Doubtful	Rated
Commercial	$59,214	$288	$1,162	$—	$415
Commercial real estate:
Construction	5,386	—	—	—	—
Other	172,471	7,061	1,878	702	1,255
1-4 Family residential real estate:
Owner occupied	2,577	—	27	11	45,214
Non-owner occupied	14,025	195	417	298	579
Construction	8	—	—	—	1,182
Consumer	93	—	—	—	4,783
Total	$253,774	$7,544	$3,484	$1,011	$53,428

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5—PREMISES AND EQUIPMENT

Major classifications of premises and equipment were as follows as of June 30:

	2019	2018
Land	$1,511	$1,469
Land improvements	344	344
Building and leasehold improvements	13,013	12,636
Furniture, fixture and equipment	5,872	5,164
Total premises and equipment	20,740	19,613
Accumulated depreciation and amortization	(6,585)	(6,298)
Premises and equipment, net	$14,155	$13,315

Depreciation expense was $797 and $771 for the years ended June 30, 2019 and 2018, respectively.

The Corporation is obligated under non-cancelable operating leases for branch properties and equipment. Rent expense incurred was $159 during each of the years ended June 30, 2019 and 2018. The approximate minimum annual rentals and commitments under these leases with remaining terms in excess of one year, before considering renewal options that generally are present, were as follows:

Twelve Months Ending June 30
2020	$109
2021	106
2022	96
2023	79
Thereafter	22
Total	$412

NOTE 6—DEPOSITS

The aggregate amount of time deposits that meet or exceed the FDIC Insurance limit of $250 were $39,034 and $23,018 as of June 30, 2019 and 2018, respectively. Scheduled maturities of time deposits at June 30, 2019 were as follows:

Twelve Months Ending June 30
2020	$69,401
2021	29,840
2022	7,396
2023	4,873
2024	515
Thereafter	180
$112,205

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7—SHORT-TERM BORROWINGS

Short-term borrowings consisted of repurchase agreements and federal fund purchased. Information concerning all short-term borrowings at June 30, 2019 and 2018, maturing in less than one year is summarized as follows:

	2019	2018
Balance at June 30	$3,686	$13,367
Average balance during the year	3,521	24,422
Maximum month-end balance	3,975	28,621
Average interest rate during the year	1.45%	0.98%
Weighted average rate, June 30	1.39%	1.02%

Securities sold under agreements to repurchase are utilized to facilitate the needs of our customers. Physical control is maintained for all securities pledged to secure repurchase agreements. Securities available-for-sale pledged for repurchase agreements as of June 30, 2019 and 2018 are presented in the following table:

	Overnight and Continuous
	2019	2018
U.S. government-sponsored entities and agencies pledged	$998	$—
Residential mortgage-backed securities pledged	3,938	5,294
Total pledged	$4,936	$5,294
Repurchase agreements	$3,686	$4,486

Total interest expense on short-term borrowings was $51 and $240 for the years ended June 30, 2019 and 2018, respectively.

NOTE 8—FEDERAL HOME LOAN BANK ADVANCES

A summary of Federal Home Loan Bank (FHLB) advances were as follows:

			June 30, 2019		June 30, 2018
	Stated Interest Rate Range			Weighted Average		Weighted Average
Advance Type	From	To	Amount	Rate	Amount	Rate
Fixed rate, amortizing	—%	—%	$—	—%	$56	4.30%
Fixed rate	1.18	1.97	11,200	1.59	11,700	1.46
Variable rate	2.56	2.56	11,500	2.56	—	—

Each fixed rate advance has a prepayment penalty equal to the present value of 100% of the lost cash flow based upon the difference between the contract rate on the advance and the current rate on a comparable new advance. The following table is a summary of the scheduled principal payments for all advances:

Twelve Months Ending June 30	Principal Payments
2020	$13,000
2021	1,500
2022	1,700
2023	—
Thereafter	6,500
Total	$22,700

Pursuant to collateral agreements with the FHLB, advances are secured by all the stock invested in the FHLB and certain qualifying first mortgage and multi-family loans. The advances were collateralized by $61,812 and $53,572 of first mortgage and multi-family loans under a blanket lien arrangement at June 30, 2019 and 2018, respectively. Based on this collateral and the Corporation’s holdings of FHLB stock, the Bank was eligible to borrow up to a total of $23,283 in additional advances at June 30, 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9—EMPLOYEE BENEFIT PLANS

The Bank maintains a 401(k) savings and retirement plan that permits eligible employees to make before- or after-tax contributions to the plan, subject to the dollar limits from Internal Revenue Service regulations. The Bank matches 100% of the employee’s voluntary contributions to the plan based on the amount of each participant’s contributions up to a maximum of 4% of eligible compensation. All regular full-time and part-time employees who complete six months of service and are at least 21 years of age are eligible to participate. Amounts charged to operations were $236 and $206 for the years ended June 30, 2019 and 2018, respectively.

The Bank maintains a nonqualified Salary Continuation Plan (SCP) to reward and encourage certain Bank executives to remain employees of the Bank. The SCP is considered an unfunded plan for tax and Employee Retirement Income Security Act (ERISA) purposes and all obligations arising under the SCP are payable from the general assets of the Corporation. The estimated present value of future benefits to be paid to certain current and former executives totaled $2,475 as of June 30, 2019 and $2,321 as of June 30, 2018 and is included in other liabilities. For purposes of calculating the present value of future benefits, the discount rate in effect at June 30, 2019 and 2018 was 4.5%. For the years ended June 30, 2019 and 2018, $230 and $225, respectively, have been charged to expense in connection with the SCP. Distributions to participants were $76 and $56 for the years ended June 30, 2019 and 2018, respectively.

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

The Corporation has granted restricted stock awards to certain employees and directors. Restricted stock awards are issued at no cost to the recipient and can be settled only in shares at the end of the vesting period. Awards are made at the end of the measurement period of certain specified performance targets once those performance targets as established by the Compensation Committee are achieved. Some awards, primarily the awards made to directors, vest on the date of grant. Other awards, primarily the awards made to executive management, 25% vest on the grant date, which is the end of the performance period, with the remaining vesting 25% per year over a three-year period. Restricted stock awards provide the holder with full voting rights and dividends during the vesting period. Cash dividends are reinvested into shares of stock and are subject to the same restrictions and vesting as the initial award. All dividends are forfeitable in the event the shares do not vest. The fair value of the restricted stock awards, which is used to measure compensation expense, is the closing market price of the Corporation’s common stock on the date of the grant and compensation expense is recognized over the vesting period of the awards.

The following table summarizes the status of the restricted stock awards:

	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Share
Outstanding at June 30, 2018	2,062	$21.00
Granted	4,201	23.40
Vested	(2,614)	22.77
Non-vested at June 30, 2019	3,649	$22.49

There was $74 in expense recognized in the 2019 fiscal year and $101 in expense recognized in the 2018 fiscal year in connection with the restricted stock awards. As of June 30, 2019, there was $57 of total unrecognized compensation expense related to non-vested shares and the expense is expected to be recognized over the next three years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10—INCOME TAXES

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (Tax Act). The Tax Act significantly revised the future ongoing U.S. corporate income tax structure by, among other things, decreasing U.S. corporate income tax rates to 21.0% from a maximum of 35.0%. As the Corporation has a June 30 fiscal year-end, the lower corporate income tax rate was phased in, resulting in a blended U.S. statutory federal rate of approximately 27.55% for the Corporation's fiscal year ending June 30, 2018, and 21.0% for subsequent fiscal years. The provision for income taxes consisted of the following for the years ended June 30, calculated utilizing a statutory federal income tax rate of 21.0% in the 2019 fiscal year and 27.55% in the 2018 fiscal year:

	2019	2018
Current income taxes	$840	$687
Deferred income tax expense	173	114
Change in corporate tax rate	—	348
Total income tax expense	$1,013	$1,149

The reduction of the corporate tax rate required the Corporation to revalue its deferred tax assets and liabilities during the 2018 fiscal year based on the lower federal tax rate of 21.0%. As a result of the new legislation, during the 2018 fiscal year, the Corporation recorded a charge to income tax expense of $348 in conjunction with writing down its net deferred tax assets. The net deferred income tax asset consisted of the following components at June 30:

	2019	2018
Deferred tax assets:
Allowance for loan losses	$701	$632
Deferred compensation	616	514
Recognized loss on impairment of security	—	164
Deferred income	55	68
Non-accrual loan interest income	50	42
Other	7	—
Net unrealized securities loss	—	435
Gross deferred tax asset	1,429	1,855

Deferred tax liabilities:
Depreciation	(645)	(489)
Loan fees	(278)	(238)
FHLB stock dividends	(102)	(102)
Prepaid expenses	(42)	(56)
Net unrealized securities gain	(416)	—
Gross deferred tax liabilities	(1,483)	(885)
Net deferred asset (liability)	$(54)	$970

The difference between the provision for income taxes and amounts computed by applying the statutory income tax rate of 21.0% for 2019 and 27.55% for 2018 to income before taxes consisted of the following for the years ended June 30:

	2019	2018
Income taxes computed at the statutory rate on pretax income	$1,382	$1,303
Tax exempt income	(319)	(408)
Cash surrender value income	(57)	(75)
Tax credit	(28)	(27)
Change in corporate tax rate	—	348
Other non-deductible expenses	35	8
Total income tax expense	$1,013	$1,149

The effective tax rate was 15.4% for the year ended June 30, 2019 compared to 24.3% for the year ended June 30, 2018. At June 30, 2019 and June 30, 2018, the Corporation had no unrecognized tax benefits recorded. The Corporation does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months. There were no interest or penalties recorded for the years ended June 30, 2019 and 2018 and there were no amounts accrued for interest and penalties at June 30, 2019 and 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Corporation and the Bank are subject to U.S. federal income tax as an income-based tax and a capital-based franchise tax in the State of Ohio. The Corporation and the Bank are no longer subject to examination by taxing authorities for years before 2015.

NOTE 11—RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Bank has granted loans to certain executive officers, directors and their affiliates. A summary of activity during the year ended June 30, 2019 of related party loans were as follows:

Principal balance, July 1	$11,138
New loans, net of refinancing	687
Repayments	(1,195)
Changes due to changes in related parties	(68)
Principal balance, June 30	$10,562

Deposits from executive officers, directors and their affiliates totaled $3,800 at June 30, 2019 and $5,897 at June 30, 2018.

NOTE 12—REGULATORY MATTERS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective-action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.

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

As of fiscal year-end 2019 and 2018, the Corporation met the definition of a Small Bank Holding Company and, therefore, was exempt from maintaining consolidated regulatory capital ratios. Instead, regulatory capital ratios only apply at the subsidiary bank level. The Basel III Capital Rules became effective for the Bank on January 1, 2015 and certain provisions were subject to a phase-in period. The implementation of the capital conservation buffer was phased in from 0.625% on January 1, 2016 to 2.5% on January 1, 2019. The capital conservation buffer for 2019 was 2.50% and for 2018 was 1.875%. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of Common Equity Tier 1 capital to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of June 30, 2019, the Bank met all capital adequacy requirements to which it was subject.

The following table presents actual and required capital ratios as of June 30, 2019 and June 30, 2018 for the Bank:

	Actual		Minimum Capital Required – Basel III (1)		Minimum Required To Be Considered Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2019
Common equity Tier 1 to risk-weighted assets	$48.0	11.68%	$18.5	4.50%	$26.7	6.50%
Tier 1 capital to risk weighted assets	48.0	11.68	24.6	6.00	32.9	8.00
Total capital to risk weighted assets	51.8	12.60	32.9	8.00	41.1	10.00
Tier 1 capital to average assets	48.0	8.88	21.6	4.00	27.0	5.00

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Actual		Minimum Capital Required - Basel III (1)		Minimum Required To Be Considered Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2018
Common equity Tier 1 to risk-weighted assets	$43.7	12.20%	$16.1	4.50%	$23.3	6.50%
Tier 1 capital to risk weighted assets	43.7	12.20	21.5	6.00	28.7	8.00
Total capital to risk weighted assets	47.1	13.15	28.7	8.00	35.8	10.00
Tier 1 capital to average assets	43.7	8.74	20.0	4.00	25.0	5.00
(1)	These amounts exclude the capital conservation buffer.

As of the latest regulatory examination, the Bank was categorized as well capitalized. There are no conditions or events since that examination that management believes may have changed the Bank’s category.

The Corporation’s principal source of funds for dividend payment is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. As of June 30, 2019 the Bank could, without prior approval, declare a dividend of approximately $7,286.

NOTE 13—COMMITMENTS WITH OFF-BALANCE SHEET RISK

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

The Bank evaluates each customer’s credit on a case-by-case basis. The amount of collateral obtained is based on management’s credit evaluation of the customer. The amount of commitments to extend credit and the exposure to credit loss for non-performance by the customer was $83,702 and $62,764 as of June 30, 2019 and 2018, respectively. Of the June 30, 2019 commitments, $67,722 carried variable rates and $15,980 carried fixed rates of interest ranging from 3.50% to 6.75% with maturity dates from July 2019 to July 2050. Of the June 30, 2018 commitments, $53,082 carried variable rates and $9,682 carried fixed rates of interest ranging from 3.375% to 6.50% with maturity dates from August 2018 to June 2048. Financial standby letters of credit were $2,563 as of June 30, 2019 and $1,090 as of June 30, 2018. In addition, commitments to extend credit of $8,840 and $8,493 as of June 30, 2019 and 2018, respectively, were available to checking account customers related to the overdraft protection program. Since some loan commitments expire without being used, the amount does not necessarily represent future cash commitments.

NOTE 14—FAIR VALUE

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and liabilities measured at fair value on a recurring basis are summarized below, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements at June 30, 2019 Using
	Balance at June 30, 2019	Level 1	Level 2	Level 3
Assets:
Securities available-for-sale:
Obligations of government-sponsored entities	$19,513	$—	$19,513	$—
Obligations of states and political subdivisions	57,929	—	57,929	—
Mortgage-backed securities - residential	56,311	—	56,311	—
Collateralized mortgage obligations	10,257	—	10,257	—

		Fair Value Measurements at June 30, 2018 Using
	Balance at June 30, 2018	Level 1	Level 2	Level 3
Securities available-for-sale:
Obligations of government-sponsored entities	$16,122	$—	$16,122	$—
Obligations of states and political subdivisions	56,590	—	56,590	—
Mortgage-backed securities - residential	63,408	—	63,408	—
Mortgage-backed securities - commercial	1,415	—	1,415	—
Collateralized mortgage obligations	5,766	—	5,766	—
Pooled trust preferred security	727	—	727	—

There were no transfers between Level 1 and Level 2 during the 2019 or the 2018 fiscal year.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were no financial assets measured at fair value on a non-recurring basis at June 30, 2018. Financial assets and financial liabilities measured at fair value on a non-recurring basis at June 30, 2019 are summarized below:

		Fair Value Measurements at June 30, 2019 Using
	Balance at June 30, 2019	Level 1	Level 2	Level 3
Impaired loans:
Commercial Real Estate - Other	$59	$—	$—	$59

Impaired loans, measured for impairment using the fair value of the collateral, had a recorded investment of $59, with no valuation allowance at June 30, 2019. The resulting impact to the provision for loan losses was an increase of $80 for the twelve months ended June 30, 2019. There were no impaired loans measured at fair value on a non-recurring basis at June 30, 2018 and the resulting impact to the provision for loan losses was a decrease of $17 being recorded for the twelve months ended June 30, 2018.

There was no other real estate owned at June 30, 2019 and 2018.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2019:

	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Impaired loans:
Commercial Real Estate – Other	$59	Settlement Agreement	N/A	0.0%	0.0%

The following table shows the estimated fair values of financial instruments that are reported at amortized cost in the Corporation’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	2019		2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Level 1 inputs:
Cash and cash equivalents	$9,461	$9,461	$7,772	$7,772
Level 2 inputs:
Certificates of deposits in other financial institutions	1,983	1,983	2,973	2,976
Loans held for sale	1,657	1,687	1,448	1,474
Accrued interest receivable	1,607	1,607	1,404	1,404
Level 3 inputs:
Securities held-to-maturity	3,786	3,821	4,024	4,048
Loans, net	365,387	366,911	315,087	311,642
Financial Liabilities:
Level 2 inputs:
Demand and savings deposits	359,969	359,969	351,422	351,422
Time deposits	112,205	112,841	78,541	78,332
Short-term borrowings	3,686	3,686	13,367	13,367
Federal Home Loan Bank advances	22,700	22,596	11,756	11,146
Accrued interest payable	132	132	68	68

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15—PARENT COMPANY FINANCIAL STATEMENTS

The condensed financial information of Consumers Bancorp. Inc. (parent company only) follows:

	June 30, 2019	June 30, 2018
Condensed Balance Sheets
Assets
Cash	$38	$46
Securities, available-for-sale	1,646	1,622
Other assets	75	73
Investment in subsidiary	49,545	42,089
Total assets	$51,304	$43,830
Liabilities
Other liabilities	$138	$69
Shareholders’ equity	51,166	43,761
Total liabilities & shareholders’ equity	$51,304	$43,830

	Year Ended June 30, 2019	Year Ended June 30, 2018
Condensed Statements of Income and Comprehensive Income
Cash dividends from Bank subsidiary	$1,620	$1,400
Other income	40	39
Other expense	408	222
Income before income taxes and equity in undistributed net income of subsidiary	1,252	1,217
Income tax benefit	(49)	(52)
Income before equity in undistributed net income of Bank subsidiary	1,301	1,269
Equity in undistributed net income of subsidiary	4,265	2,312
Net income	$5,566	$3,581
Comprehensive income	$8,767	$1,487

Condensed Statements of Cash Flows	Year Ended June 30, 2019	Year Ended June 30, 2018
Cash flows from operating activities
Net income	$5,566	$3,581
Equity in undistributed net income of Bank subsidiary	(4,265)	(2,312)
Securities amortization and accretion, net	(10)	(10)
Change in other assets and liabilities	63	12
Net cash flows from operating activities	1,354	1,271
Cash flows from financing activities
Dividend paid	(1,421)	(1,351)
Issuance of treasury stock for stock awards	59	90
Net cash flows from financing activities	(1,362)	(1,261)
Change in cash and cash equivalents	(8)	10)
Beginning cash and cash equivalents	46	36
Ending cash and cash equivalents	$38	$46

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16–EARNINGS PER SHARE

Basic earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period and is equal to net income divided by the weighted average number of shares outstanding during the period.  Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares that may be issued upon the vesting of restricted stock awards.  There were 1,103 shares of restricted stock that were anti-dilutive for the year ending June 30, 2019. There were 1,828 shares of restricted stock that were anti-dilutive for the year ending June 30, 2018. The following table details the calculation of basic and diluted earnings per share:

	For the year Ended June 30,
	2019	2018
Basic:
Net income available to common shareholders	$5,566	$3,581
Weighted average common shares outstanding	2,731,247	2,726,926
Basic income per share	$2.04	$1.31

Diluted:
Net income available to common shareholders	$5,566	$3,581
Weighted average common shares outstanding	2,731,247	2,726,926
Dilutive effect of restricted stock	—	—
Total common shares and dilutive potential common shares	2,731,247	2,726,926
Dilutive income per share	$2.04	$1.31

NOTE 17–ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive income related to unrealized gains and losses on available-for-sale securities for the periods ended June 30, 2019 and June 30, 2018, were as follows:

	Pretax	Tax Effect	After-tax	Affected Line Item in Consolidated Statements of Income

Balance as of June 30, 2017	$675	$(230)	$445
Unrealized holding loss on available-for-sale securities arising during the period	(2,711)	638	(2,073)
Amounts reclassified from accumulated other comprehensive income	(33)	12	(21)	(a)(b)
Net current period other comprehensive loss	(2,744)	650	(2,094)
Reclassification of disproportional tax effect	—	14	14
Balance as of June 30, 2018	$(2,069)	$434	$(1,635)
Unrealized holding gain on available-for-sale securities arising during the period	4,612	(968)	3,644
Amounts reclassified from accumulated other comprehensive income	(561)	118	(443)	(a)(b)
Net current period other comprehensive income	4,051	(850)	3,201
Balance as of June 30, 2019	$1,982	$(416)	$1,566

(a) Securities gain, net

(b) Income tax expense

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 – REVENUE RECOGNITION

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

The following table presents the Corporation's sources of noninterest income for the year ended June 30, 2019 and 2018.

	For the year Ended June 30,
	2019	2018
Noninterest income
In scope of Topic 606:
Service charges on deposit accounts	$1,264	$1,200
Debit card interchange income	1,454	1,333
Other income	260	188

Noninterest income (in scope of Topic 606)	2,978	$2,721
Noninterest income (out-of-scope of Topic 606)	1,290	670

Total noninterest income	$4,268	$3,391

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2019 based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in 2013. Based on that assessment, we have concluded that, as of June 30, 2019, our internal control over financial reporting is effective based on those criteria.

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

Changes In Internal Control Over Financial Reporting

There were no changes in the Corporation’s internal controls over financial reporting that occurred during the fourth quarter of fiscal year 2019 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal controls over financial reporting.

ITEM 9B—OTHER INFORMATION

None.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth in the Corporation’s Proxy Statement dated September 12, 2019, under the captions “Election of Directors,” “Directors and Executive Officers,” “The Board of Directors and its Committees,” “Delinquent Section 16(a) Reports,” and “Certain Transactions and Relationships and Legal Proceedings,” and is incorporated herein by reference.

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

ITEM 11—EXECUTIVE COMPENSATION

The information required by this item is set forth in the Corporation’s Proxy Statement dated September 12, 2019 under the captions “Director Compensation,” “Executive Compensation,” “Defined Contribution Plan,” “Outstanding Equity Awards at Fiscal Year-End,” and “Salary Continuation Program,” and is incorporated herein by reference.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth information about common stock authorized for issuance, segregated between stock-based compensation plans approved by shareholders and stock-based compensation plans not approved by shareholders, as of June 30, 2019. Additional information regarding stock-based compensation plans is presented in Note 9 - Employee Benefit Plans to the Consolidated Financial Statements located elsewhere in this report.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities issuable under outstanding options, warrants and rights)
Plans approved by shareholders	—	—	88,787
Plans not approved by shareholders	—	—	—
Total	—	—	88,787

The remaining information required by this item is set forth in the Corporation’s Proxy Statement, dated September 12, 2019, under the caption “Security Ownership of Certain Beneficial Owners,” and is incorporated herein by reference.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth in the Corporation’s Proxy Statement, dated September 12, 2019, under the caption “Certain Transactions and Relationships and Legal Proceedings,” and is incorporated herein by reference.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is set forth in the Corporation’s Proxy Statement, dated September 12, 2019, under the caption “Principal Accounting Fees and Services,” and is incorporated herein by reference.

PART IV

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	The report of independent registered accounting firm and the consolidated financial statements appearing in Item 8.

(2)	Financial statement schedules are omitted as they are not required or are not applicable, or the required information is included in the financial statements.

(3)	The exhibits required by this item are listed in the Exhibit Index of this Form 10-K.

(b)	The exhibits to this Form 10-K begin on page 54 of this report.

(c)	See Item 15(a)(2) above.

EXHIBIT INDEX

Exhibit Number	Description of Document
2.1

Agreement and Plan of Merger by and among Consumers Bancorp, Inc., Consumers National Bank, Peoples Bancorp of Mt. Pleasant, Inc., and The Peoples National Bank of Mount Pleasant, dated June 14, 2019. Reference is made to the Registration Statement on S-4 (File No. 333-233306) filed on August 15, 2019.

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

11	Computation of Earnings per Share. Reference is made to this Annual Report on Form 10-K Note 16 to the Consolidated Financial Statements, which is incorporated herein by reference.

21	Subsidiaries of Consumers Bancorp, Inc. Filed with this Annual Report on Form 10-K.

23	Consent of Crowe LLP

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following material from Consumers Bancorp, Inc.’s Form 10-K Report for the year ended June 30, 2019, formatted in XBRL (Extensible Business Reporting Language) includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Income, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statement of Changes in Shareholders’ Equity, (5) Consolidated Statements of Cash Flows, and (6) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSUMERS BANCORP, INC.

Date: September 12, 2019	By:	/s/ Ralph J. Lober, II
President and Chief Executive Officer (principal executive officer)

	By:	/s/ Renee K. Wood
Chief Financial Officer and Treasurer (principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 12, 2019.

Signatures	Signatures

/s/ Laurie L. McClellan	/s/ Ralph J. Lober, II
Laurie L. McClellan Chairman of the Board of Directors	Ralph J. Lober, II President, Chief Executive Officer and Director (principal executive officer)

/s/ Renee K. Wood	/s/ John P. Furey
Renee K. Wood Chief Financial Officer and Treasurer (principal financial officer)	John P. Furey Director

/s/ Bradley Goris	/s/ David W. Johnson
Bradley Goris Director	David W. Johnson Director

/s/ Richard T. Kiko, Jr.	/s/ Thomas M. Kishman
Richard T. Kiko, Jr. Director	Thomas M. Kishman Director

/s/ Phillip R. Mueller	/s/ Frank L. Paden
Phillip R. Mueller Director	Frank L. Paden Director

/s/ Harry W. Schmuck, Jr.
Harry W. Schmuck, Jr. Director