Form 10-Q
period 2019-09-30
CONSUMERS BANCORP INC /OH/
filed 2019-11-08
CIK 1006830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

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
None

There were 2,745,658 shares of Registrant’s common stock, no par value, outstanding as of November 4, 2019.

CONSUMERS BANCORP, INC. FORM 10-Q QUARTER ENDED September 30, 2019

Table of Contents

Page Number (s)
Part I – Financial Information

Item 1 – Financial Statements (Unaudited)
Consolidated Balance Sheets at September 30, 2019 and June 30, 2019	1

Consolidated Statements of Income for the three months ended September 30, 2019 and 2018	2

Consolidated Statements of Comprehensive Income for the three months ended September 30, 2019 and 2018	3

Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended September 30, 2019 and 2018	4

Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2019 and 2018	5

Notes to the Consolidated Financial Statements	6-20

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	21-27

Item 3 – Not Applicable for Smaller Reporting Companies

Item 4 – Controls and Procedures	28
Part II – Other Information
Item 1 – Legal Proceedings	29

Item 1A – Not Applicable for Smaller Reporting Companies	29

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3 – Defaults Upon Senior Securities	29

Item 4 – Mine Safety Disclosure	29

Item 5 – Other Information	29

Item 6 – Exhibits	29

Signatures	30

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

CONSUMERS BANCORP, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in thousands, except per share data)	September 30, 2019	June 30, 2019
ASSETS
Cash on hand and noninterest-bearing deposits in financial institutions	$11,642	$9,322
Federal funds sold and interest-bearing deposits in financial institutions	860	139
Total cash and cash equivalents	12,502	9,461
Certificates of deposit in other financial institutions	1,493	1,983
Securities, available-for-sale	137,603	144,010
Securities, held-to-maturity (fair value of $3,764 at September 30, 2019 and $3,821 at June 30, 2019)	3,686	3,786
Federal bank and other restricted stocks, at cost	1,723	1,723
Loans held for sale	2,436	1,657
Total loans	383,820	369,175
Less allowance for loan losses	(3,909)	(3,788)
Net loans	379,911	365,387
Cash surrender value of life insurance	9,245	9,606
Premises and equipment, net	14,539	14,155
Accrued interest receivable and other assets	2,049	2,168
Total assets	$565,187	$553,936

LIABILITIES
Deposits
Noninterest-bearing demand	$122,196	$116,239
Interest bearing demand	86,887	81,469
Savings	166,937	162,261
Time	111,414	112,205
Total deposits	487,434	472,174

Short-term borrowings	3,754	3,686
Federal Home Loan Bank advances	16,300	22,700
Accrued interest and other liabilities	4,706	4,210
Total liabilities	512,194	502,770
Commitments and contingent liabilities

SHAREHOLDERS’ EQUITY
Preferred stock (no par value, 350,000 shares authorized, none outstanding)	—	—
Common stock (no par value, 3,500,000 shares authorized; 2,854,133 shares issued as of September 30, 2019 and June 30, 2019)	14,697	14,656
Retained earnings	37,621	36,487
Treasury stock, at cost (108,475 and 120,288 common shares as of September 30, 2019 and June 30, 2019, respectively)	(1,454)	(1,543)
Accumulated other comprehensive income	2,129	1,566
Total shareholders’ equity	52,993	51,166
Total liabilities and shareholders’ equity	$565,187	$553,936

See accompanying notes to consolidated financial statements

CONSUMERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months ended September 30,
(Dollars in thousands, except per share amounts)	2019	2018

Interest and dividend income
Loans, including fees	$4,761	$3,949
Securities, taxable	510	526
Securities, tax-exempt	399	375
Federal bank and other restricted stocks	20	22
Federal funds sold and other interest-bearing deposits	26	23
Total interest and dividend income	5,716	4,895
Interest expense
Deposits	945	514
Short-term borrowings	11	14
Federal Home Loan Bank advances	79	68
Total interest expense	1,035	596
Net interest income	4,681	4,299
Provision for loan losses	130	115
Net interest income after provision for loan losses	4,551	4,184

Noninterest income
Service charges on deposit accounts	373	316
Debit card interchange income	391	358
Bank owned life insurance death benefit	324	—
Bank owned life insurance income	68	69
Securities gains, net	106	587
Other	207	165
Total noninterest income	1,469	1,495

Noninterest expenses
Salaries and employee benefits	2,173	1,975
Occupancy and equipment	532	488
Data processing expenses	385	150
Debit card processing expenses	201	194
Professional and director fees	257	170
FDIC assessments	(7)	38
Franchise taxes	95	89
Marketing and advertising	181	104
Telephone and network communications	74	72
Other	414	404
Total noninterest expenses	4,305	3,684
Income before income taxes	1,715	1,995
Income tax expense	212	322
Net income	$1,503	$1,673

Basic and diluted earnings per share	$0.55	$0.61

See accompanying notes to consolidated financial statements

CONSUMERS BANCORP, INC.

Consolidated statements of comprehensive income

(Unaudited)

(Dollars in thousands)

	Three Months ended September 30,
	2019	2018

Net income	$1,503	$1,673

Other comprehensive income (loss), net of tax:
Net change in unrealized gains (losses) on securities available-for-sale:
Unrealized gains (losses) arising during the period	818	(893)
Reclassification adjustment for gains included in income	(106)	(587)
Net unrealized gains (losses)	712	(1,480)
Income tax effect	(149)	312
Other comprehensive income (loss)	563	(1,168)

Total comprehensive income	$2,066	$505

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months ended September 30,
	2019	2018

Balance at beginning of period	$51,166	$43,761

Net income	1,503	1,673
Other comprehensive income (loss)	563	(1,168)
11,813 and 4,201 shares issued associated with stock awards during the three months ended September 30, 2019 and 2018, respectively	130	59
Common cash dividends	(369)	(355)

Balance at the end of the period	$52,993	$43,970

Common cash dividends per share	$0.135	$0.13

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)	Three Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net cash from operating activities	$806	$533

Cash flow from investing activities
Securities available-for-sale
Purchases	(2,318)	(2,060)
Maturities, calls and principal pay downs	4,893	4,730
Proceeds from sales	4,460	2,573
Securities held-to-maturity
Principal pay downs	100	95
Net decrease in certificate of deposit in other financial institutions	490	—
Net increase in loans	(14,654)	(10,247)
Proceeds from BOLI death benefit	753	—
Acquisition of premises and equipment	(48)	(350)
Net cash from investing activities	(6,324)	(5,259)

Cash flow from financing activities
Net increase in deposit accounts	15,260	10,576
Net change in short-term borrowings	68	(10,465)
Proceeds from Federal Home Loan Bank advances	1,500	8,000
Repayments of Federal Home Loan Bank advances	(7,900)	(17)
Dividends paid	(369)	(355)
Net cash from financing activities	8,559	7,739

Increase in cash or cash equivalents	3,041	3,013

Cash and cash equivalents, beginning of period	9,461	7,772
Cash and cash equivalents, end of period	$12,502	$10,785

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$1,050	$576
Federal income taxes	—	—
Non-cash items:
Transfer from loans held for sale to portfolio	—	75
Issuance of treasury stock for stock awards	89	59
Right of use assets obtained in exchange for lease liabilities	582	—

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

Basis of Presentation: The consolidated financial statements for interim periods are unaudited and reflect all adjustments (consisting of only normal recurring adjustments), which, in the opinion of management, are necessary to present fairly the financial position and results of operations and cash flows for the periods presented. The unaudited financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by accounting principles generally accepted in the United States of America. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s Form 10-K for the year ended June 30, 2019. The results of operations for the interim period disclosed herein are not necessarily indicative of the results that may be expected for a full year.

The consolidated financial statements include the accounts of the Corporation and the Bank. All significant inter-company transactions and accounts have been eliminated in consolidation.

Segment Information: The Corporation is a bank holding company engaged in the business of commercial and retail banking, which accounts for substantially all the revenues, operating income, and assets. Accordingly, all of the Corporation’s operations are recorded in one segment, banking.

Reclassifications: Certain items in prior financial statements have been reclassified to conform to the current presentation. Any reclassifications had no impact on prior year net income or shareholders’ equity.

Adoption of New Accounting Standards: In February 2016, FASB issued accounting standards update (ASU) 2016-02, Leases (Topic 842). This ASU requires all organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Additional qualitative and quantitative disclosures are required so users can understand more about the nature of an entity’s leasing activities. The new guidance was effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2018. The Corporation has several lease agreements, such as branch locations, which were previously considered operating leases, and therefore, not recognized on the Corporation’s consolidated condensed statements of financial condition. The new guidance requires these lease agreements to now be recognized on the consolidated condensed statements of financial condition as a right-of-use asset and a corresponding lease liability. As of July 1, 2019, the Corporation adopted ASU 2016-02 using the modified retrospective method. There was no cumulative-effect adjustment to the opening balance of retained earnings for the period of adoption. At September 30, 2019, the Corporation had contractual operating lease commitments of $555, before considering renewal options that are generally present.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Recently Issued Accounting Pronouncements Not Yet Effective: In June 2016, Financial Accounting Standards Board (FASB) issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU adds a new Topic 326 to the codification and removes the thresholds that companies apply to measure credit losses on financial instruments measured at amortized cost, such as loans, receivables, and held-to-maturity debt securities. Under current U.S. generally accepted accounting principles, companies generally recognize credit losses when it is probable that the loss has been incurred. The revised guidance will remove all current loss recognition thresholds and will require companies to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the corporation expects to collect over the instrument’s contractual life. ASU 2016-13 also amends the credit loss measurement guidance for available-for-sale debt securities and beneficial interests in securitized financial assets. The guidance in ASU 2016-13 is effective for “public business entities,” as defined in the guidance, that are SEC filers for fiscal years and for interim periods within those fiscal years beginning after December 15, 2019. Early adoption of the guidance is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. However, during July 2019, FASB unanimously voted for a proposal to delay this ASU to January 2023 for smaller reporting companies. On October 16, 2019, FASB approved a final ASU delaying the effective date. The new guidance is effective for annual and interim periods beginning after December 15, 2022 for certain entities, including smaller reporting companies. The Corporation is a small reporting company.

Note 2 – Acquisition

On June 14, 2019, Consumers entered into an Agreement and Plan of Merger (Merger Agreement) with Peoples Bancorp of Mt. Pleasant, Inc. (Peoples) and its wholly owned subsidiary, The Peoples National Bank of Mount Pleasant. Each Peoples shareholder will receive 63.16 common shares of Consumers common stock or $1,200.00 in cash, subject to total consideration being paid 50% in Consumers common shares and 50% cash as provided in the Merger Agreement. Based on Consumers’ 20-day average closing price of $19.07 on June 13, 2019, the aggregate implied transaction value was approximately $10.3 million. On September 30, 2019, Peoples had approximately $72.4 million in total assets, $54.2 million in loans and $62.7 million in deposits at its three banking centers located in Mt. Pleasant, Adena, and Dillonvale, Ohio. The transaction is expected to close in January 2020, pending the completion of customary closing conditions. All necessary shareholder and regulatory approvals have been received.

Note 3 – Securities

Available –for-Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2019
Obligations of U.S. government-sponsored entities and agencies	$14,646	$184	$(13)	$14,817
Obligations of state and political subdivisions	55,737	1,966	(4)	57,699
U.S. Government-sponsored mortgage-backed securities–residential	54,497	576	(209)	54,864
U.S. Government-sponsored mortgage-backed securities– commercial	1,651	11	(2)	1,660
U.S. Government-sponsored collateralized mortgage obligations– residential	8,378	201	(16)	8,563
Total available-for-sale securities	$134,909	$2,938	$(244)	$137,603

Held-to-Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
September 30, 2019
Obligations of state and political subdivisions	$3,686	$78	$—	$3,764
Total held-to-maturity securities	$3,686	$78	$—	$3,764

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Available–for-Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2019
Obligations of U.S. government-sponsored entities and agencies	$19,227	$287	$(1)	$19,513
Obligations of state and political subdivisions	56,405	1,557	(33)	57,929
U.S. Government-sponsored mortgage-backed securities – residential	56,309	450	(448)	56,311
U.S. Government-sponsored collateralized mortgage obligations – residential	10,087	198	(28)	10,257
Total available-for-sale securities	$142,028	$2,492	$(510)	$144,010

Held-to-Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
June 30, 2019
Obligations of state and political subdivisions	$3,786	$35	$—	$3,821
Total held-to-maturity securities	$3,786	$35	$—	$3,821

Proceeds from the sale and call of available-for-sale securities were as follows:

	Three Months Ended September 30,
	2019	2018
Proceeds from sales and calls	$4,460	$2,573
Gross realized gains	106	593
Gross realized losses	—	6

The income tax provision related to the net realized gains amounted to $22 for the three months ended September 30, 2019. The income tax benefit related to the net realized losses amounted to $124 for the three months ended September 30, 2018.

The amortized cost and fair values of debt securities at September 30, 2019, by expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

Available-for-Sale	Amortized Cost	Estimated Fair Value
Due in one year or less	$5,362	$5,382
Due after one year through five years	14,540	14,802
Due after five years through ten years	23,261	23,727
Due after ten years	27,220	28,605
Total	70,383	72,516

U.S. Government-sponsored mortgage-backed and related securities	64,526	65,087
Total available-for-sale securities	$134,909	$137,603

Held-to-Maturity
Due after five years through ten years	$451	$472
Due after ten years	3,235	3,292
Total held-to-maturity securities	$3,686	$3,764

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table summarizes the securities with unrealized losses at September 30, 2019 and June 30, 2019, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or more		Total
Available-for-sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2019
Obligations of US government-sponsored entities and agencies	$2,668	$(13)	$—	$—	$2,668	$(13)
Obligations of states and political subdivisions	1,780	(3)	209	(1)	1,989	(4)
U.S. Government-sponsored mortgage-backed securities – residential	2,558	(6)	29,328	(203)	31,886	(209)
U.S. Government-sponsored mortgage-backed securities – commercial	705	(2)	—	—	705	(2)
U.S. Government-sponsored collateralized mortgage obligations – residential	462	(1)	1,486	(15)	1,948	(16)
Total temporarily impaired	$8,173	$(25)	$31,023	$(219)	$39,196	$(244)

	Less than 12 Months		12 Months or more		Total
Available-for-sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2019
Obligations of U.S. government-sponsored entities and agencies	$—	$—	$998	$(1)	$998	$(1)
Obligations of states and political subdivisions	—	—	5,201	(33)	5,201	(33)
U.S. Government-sponsored mortgage-backed securities – residential	—	—	36,362	(448)	36,362	(448)
U.S. Government-sponsored collateralized mortgage obligations - residential	—	—	3,277	(28)	3,277	(28)
Total temporarily impaired	$—	$—	$45,838	$(510)	$45,838	$(510)

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

The unrealized losses within the securities portfolio as of September 30, 2019 have not been recognized into income because the decline in fair value is not attributed to credit quality and management does not intend to sell, and it is not likely that management will be required to sell, the securities prior to their anticipated recovery. The decline in fair value within the securities portfolio is largely due to changes in interest rates and the fair value is expected to recover as the securities approach maturity. The mortgage-backed securities and collateralized mortgage obligations were primarily issued by Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support. The Corporation does not own any private label mortgage-backed securities.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 4 – Loans

Major classifications of loans were as follows:

	September 30, 2019	June 30, 2019
Commercial	$81,782	$80,453
Commercial real estate:
Construction	14,583	16,120
Other	205,214	195,269
1 – 4 Family residential real estate:
Owner occupied	58,406	55,941
Non-owner occupied	14,936	14,517
Construction	3,115	1,931
Consumer	5,912	5,150
Subtotal	383,948	369,381
Net Deferred loan fees and costs	(128)	(206)
Allowance for loan losses	(3,909)	(3,788)
Net Loans	$379,911	$365,387

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2019:

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total

Allowance for loan losses:
Beginning balance	$660	$2,575	$494	$59	$3,788
Provision for loan losses	(11)	69	56	16	130
Loans charged-off	—	—	—	(16)	(16)
Recoveries	—	1	—	6	7
Total ending allowance balance	$649	$2,645	$550	$65	$3,909

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2018:

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total

Allowance for loan losses:
Beginning balance	$586	$2,277	$499	$60	$3,422
Provision for loan losses	16	100	5	(6)	115
Loans charged-off	—	—	—	(7)	(7)
Recoveries	—	1	3	4	8
Total ending allowance balance	$602	$2,378	$507	$51	$3,538

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2019. Included in the recorded investment in loans is $764 of accrued interest receivable.

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2	$7	$—	$—	$9
Collectively evaluated for impairment	647	2,638	550	65	3,900
Total ending allowance balance	$649	$2,645	$550	$65	$3,909

Recorded investment in loans:
Loans individually evaluated for impairment	$167	$460	$266	$—	$893
Loans collectively evaluated for impairment	81,639	219,298	76,822	5,932	383,691
Total ending loans balance	$81,806	$219,758	$77,088	$5,932	$384,584

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

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents information related to unpaid principal balance, recorded investment and interest income associated with loans individually evaluated for impairment by class of loans as of September 30, 2019 and for the three months ended September 30, 2019:

	As of September 30, 2019			Three Months ended September 30, 2019
	Unpaid		Allowance for Loan	Average	Interest	Cash Basis
	Principal	Recorded	Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial real estate:
Other	$316	240	$—	$362	$86	$86
1-4 Family residential real estate:
Owner occupied	43	12	—	39	7	7
Non-owner occupied	292	255	—	257	—	—
With an allowance recorded:
Commercial real estate:
Other	218	220	7	220	3	3
Commercial	167	169	2	170	3	3
Total	$1,036	$896	$9	$1,048	$99	$99

The following table presents information related to unpaid principal balance, recorded investment and interest income associated with loans individually evaluated for impairment by class of loans as of June 30, 2019 and for the three months ended September 30, 2018:

	As of June 30, 2019			Three Months ended September 30, 2018
	Unpaid		Allowance for Loan	Average	Interest	Cash Basis
	Principal	Recorded	Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial	$—	$—	$—	$71	$1	$1
Commercial real estate:
Other	580	436	—	1,369	11	11
1-4 Family residential real estate:
Owner occupied	124	93	—	99	—	—
Non-owner occupied	297	264	—	292	—	—
With an allowance recorded:
Commercial real estate:
Other	221	222	7	231	3	3
Commercial	173	174	2	—	—	—
Total	$1,395	$1,189	$9	$2,062	$15	$15

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the recorded investment in non-accrual and loans past due over 90 days still on accrual by class of loans as of September 30, 2019 and June 30, 2019:

	September 30, 2019		June 30, 2019
		Loans Past Due		Loans Past Due
		Over 90 Days		Over 90 Days
		Still		Still
	Non-accrual	Accruing	Non-accrual	Accruing
Commercial real estate:
Other	$185	$—	$436	$—
1 – 4 Family residential:
Owner occupied	5	—	85	—
Non-owner occupied	254	—	264	—
Total	$444	$—	$785	$—

Non-accrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the aging of the recorded investment in past due loans as of September 30, 2019 by class of loans:

	Days Past Due
	30 - 59	60 - 89	90 Days or	Total	Loans Not
	Days	Days	Greater	Past Due	Past Due	Total
Commercial	$—	$—	$—	$—	$81,806	$81,806
Commercial real estate:
Construction	—	—	—	—	14,540	14,540
Other	—	8	—	8	205,210	205,218
1-4 Family residential:
Owner occupied	—	5	—	5	58,974	58,979
Non-owner occupied	—	—	—	—	14,936	14,936
Construction	—	—	—	—	3,173	3,173
Consumer	16	—	—	16	5,916	5,932
Total	$16	$13	$—	$29	$384,555	$384,584

The above table of past due loans includes the recorded investment in non-accrual loans of $13 in the 60-89 days category and $431 in the loans not past due category.

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

At September 30, 2019 and June 30, 2019, the Corporation had $706 and $725, respectively, of loans classified as TDRs which are included in impaired loans above. As of September 30, 2019, the Corporation had not committed to lend any additional funds to customers with outstanding loans that were classified as troubled debt restructurings. As of June 30, 2019, the Corporation had committed to lend an additional $9 to customers with outstanding loans that were classified as troubled debt restructurings. At September 30, 2019 and June 30, 2019, the Corporation had $9 of specific reserves allocated to these loans.

During the three-month periods ended September 30, 2019 and 2018, there were no loan modifications completed that were classified as troubled debt restructurings. There were no charge offs from troubled debt restructurings that were completed during the three-month periods ended September 30, 2019 and 2018.

There were no loans classified as troubled debt restructurings for which there was a payment default within 12 months following the modification during the three-month periods ended September 30, 2019 and 2018. A loan is considered in payment default once it is 90 days contractually past due under the modified terms.

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

	As of September 30, 2019
		Special			Not
	Pass	Mention	Substandard	Doubtful	Rated
Commercial	$76,118	$4,448	$959	$—	$281
Commercial real estate:
Construction	14,540	—	—	—	—
Other	191,044	6,741	5,308	185	1,940
1-4 Family residential real estate:
Owner occupied	2,192	—	23	4	56,760
Non-owner occupied	13,823	200	311	255	347
Construction	105	—	—	—	3,068
Consumer	24	—	—	—	5,908
Total	$297,846	$11,389	$6,601	$444	$68,304

As of June 30, 2019, and based on the most recent analysis performed, the recorded investment by risk category of loans by class of loans is as follows:

	As of June 30, 2019
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

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Assets and liabilities measured at fair value on a recurring basis are summarized below, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements at September 30, 2019 Using
	Balance at September 30, 2019	Level 1	Level 2	Level 3
Assets:
Obligations of U.S. government-sponsored entities and agencies	$14,817	$—	$14,817	$—
Obligations of states and political subdivisions	57,699	—	57,699	—
U.S. Government-sponsored mortgage-backed securities – residential	54,864	—	54,864	—
U.S. Government-sponsored mortgage-backed securities – commercial	1,660	—	1,660	—
U.S. Government-sponsored collateralized mortgage obligations - residential	8,563	—	8,563	—

		Fair Value Measurements at June 30, 2019 Using
	Balance at June 30, 2019	Level 1	Level 2	Level 3
Assets:
Securities available-for-sale:
Obligations of government-sponsored entities	$19,513	$—	$19,513	$—
Obligations of states and political subdivisions	57,929	—	57,929	—
U.S. Government-sponsored mortgage-backed securities - residential	56,311	—	56,311	—
U.S. Government-sponsored collateralized mortgage obligations	10,257	—	10,257	—

There were no transfers between Level 1 and Level 2 during the three-month periods ended September 30, 2019 or 2018.

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

Other Real Estate Owned: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Real estate owned properties are evaluated on a quarterly basis for additional impairment and adjusted accordingly. There was no other real estate owned being carried at fair value as of September 30, 2019 or June 30, 2019.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Financial assets measured at fair value on a non-recurring basis at September 30, 2019 and June 30, 2019 are summarized below:

		Fair Value Measurements at September 30, 2019 Using
	Balance at September 30, 2019	Level 1	Level 2	Level 3
Impaired loans:
Commercial Real Estate - Other	$55	$—	$—	$55

		Fair Value Measurements at June 30, 2019 Using
	Balance at June 30, 2019	Level 1	Level 2	Level 3
Impaired loans:
Commercial Real Estate - Other	$59	$—	$—	$59

Impaired loans, measured for impairment using the fair value of the collateral, had a recorded investment of $55, with no valuation allowance at September 30, 2019. Impaired loans, measured for impairment using the fair value of the collateral, had a recorded investment of $59, with no valuation allowance at June 30, 2019. There was no impact to the provision for loan losses for the three months ended September 30, 2019 and 2018.

The following tables presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2019 and June 30, 2019:

September 30, 2019	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Impaired loans:
Commercial Real Estate – Other	$55	Settlement Agreement	N/A	0.0%	0.0%

June 30, 2019	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Impaired loans:
Commercial Real Estate – Other	$59	Settlement Agreement	N/A	0.0%	0.0%

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table shows the estimated fair values of financial instruments that are reported at amortized cost in the Corporation’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	September 30, 2019		June 30, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Level 1 inputs:
Cash and cash equivalents	$12,502	$12,502	$9,461	$9,461
Level 2 inputs:
Certificates of deposits in other financial institutions	1,493	1,495	1,983	1,983
Loans held for sale	2,436	2,485	1,657	1,687
Accrued interest receivable	1,547	1,547	1,607	1,607
Level 3 inputs:
Securities held-to-maturity	3,686	3,764	3,786	3,821
Loans, net	379,911	385,670	365,387	366,911
Financial Liabilities:
Level 2 inputs:
Demand and savings deposits	376,020	376,020	359,969	359,969
Time deposits	111,414	112,141	112,205	112,841
Short-term borrowings	3,754	3,754	3,686	3,686
Federal Home Loan Bank advances	16,300	16,287	22,700	22,596
Accrued interest payable	117	117	132	132

Note 6 – Earnings Per Share

Basic earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period and is equal to net income divided by the weighted average number of shares outstanding during the period.  Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares that may be issued upon the vesting of restricted stock awards. There were 4,062 shares of restricted stock that were anti-dilutive for the three-month period ended September 30, 2019. There were no equity instruments that were anti-dilutive for the three-month period ended September 30, 2018. The following table details the calculation of basic and diluted earnings per share:

	For the Three Months Ended September 30,
	2019	2018
Basic:
Net income available to common shareholders	$1,503	$1,673
Weighted average common shares outstanding	2,734,578	2,729,103
Basic income per share	$0.55	$0.61

Diluted:
Net income available to common shareholders	$1,503	$1,673
Weighted average common shares outstanding	2,734,578	2,729,103
Dilutive effect of restricted stock	—	68
Total common shares and dilutive potential common shares	2,734,578	2,729,171
Dilutive income per share	$0.55	$0.61

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 7 –Accumulated Other Comprehensive Income (Loss)

The components of other comprehensive income related to unrealized gains and losses on available-for-sale securities for the three-month periods ended September 30, 2019 and 2018, were as follows:

	Pretax	Tax Effect	After-tax	Affected Line Item in Consolidated Statements of Income
Balance as of June 30, 2019	$1,982	$(416)	$1,566
Unrealized holding gain on available-for-sale securities arising during the period	818	(171)	647
Amounts reclassified from accumulated other comprehensive income	(106)	22	(84)	(a)(b)
Net current period other comprehensive income	712	(149)	563
Balance as of September 30, 2019	$2,694	$(565)	$2,129

Balance as of June 30, 2018	$(2,069)	$434	$(1,635)
Unrealized holding loss on available-for-sale securities arising during the period	(893)	188	(705)
Amount reclassified from accumulated other comprehensive income	(587)	124	(463)	(a)(b)
Net current period other comprehensive income	(1,480)	312	(1,168)
Balance as of September 30, 2018	$(3,549)	$746	$(2,803)

(a) Securities (gains) losses, net

(b) Income tax expense

Note 8 – Revenue Recognition

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

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the Corporation's sources of noninterest income for the three months ended September 30, 2019 and 2018.

	For the three months ended September 30,
	2019	2018
Noninterest income
In scope of Topic 606:
Service charges on deposit accounts	$373	$316
Debit card interchange income	391	358
Other income	396	66

Noninterest income (in scope of Topic 606)	1,160	740
Noninterest income (out-of-scope of Topic 606)	309	755

Total noninterest income	$1,469	$1,495

Note 9 – Leases

Effective July 1, 2019, the Corporation adopted ASU 2016-02, Leases (Topic 842). As of September 30, 2019, the Corporation leases real estate for six office locations and various equipment under operating lease agreements. The lease agreements have maturity dates ranging from one year or less to September 1, 2028, including extension periods. Lease agreements for four locations have a lease term of 12 months or less and are therefore considered short-term leases and are exempt from Topic 842. The weighted average remaining life of the lease term for the leases with a term over 12 months was 60.92 years as of September 30, 2019.

Costs associated with operating leases accounted for under Topic 842 was $27 and the cost of short-term leases was $22 for the three months ended September 30, 2019. The right-of-use asset, included in premises and equipment, and lease liability, included in other liabilities, were $555 as of September 30, 2019.

Total estimated rental commitments for the operating leases within the scope of Topic 842 were as follows as of September 30, 2019:

Period Ending June 30
2020	$82
2021	105
2022	95
2023	76
2024	51
Thereafter	146
Total	$555

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share data)

General

The following is management’s analysis of the Corporation’s results of operations for the three months ended September 30, 2019, compared to the same period in 2018, and the consolidated balance sheet at September 30, 2019, compared to June 30, 2019. This discussion is designed to provide a more comprehensive review of the operating results and financial condition than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

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

On June 14, 2019, Consumers entered into a Merger Agreement with Peoples and its wholly-owned subsidiary, The Peoples National Bank of Mount Pleasant. On September 30, 2019, Peoples had approximately $72.4 million in total assets, $54.2 million in loans and $62.7 million in deposits at its three banking centers located in Mt. Pleasant, Adena, and Dillonvale, Ohio. The transaction is expected to close in January 2020, pending the completion of customary closing conditions. All necessary shareholder and regulatory approvals have been received.

Results of Operations

Three Months Ended September 30, 2019 and 2018

Net income for the first quarter of fiscal year 2020 was $1,503, or $0.55 per common share, compared to $1,673, or $0.61 per common share for the three months ended September 30, 2018. The following are key highlights of our results of operations for the three months ended September 30, 2019 compared to the prior fiscal year comparable period:

●	net interest income increased by $382 to $4,681, or by 8.9%, in the first quarter of fiscal year 2020 from the same prior year period;
●

noninterest income decreased by $26, or 1.7%, in the first quarter of fiscal year 2020 from the same prior year period and included $324 of income recognized as a result of proceeds received from a bank owned life insurance policy claim. Additionally, a $106 gain from the sale or call of securities was recognized in the first quarter of fiscal year 2020 compared with a $587 gain for the same prior year period; and

●

noninterest expenses increased by $621, or 16.9%, in the first quarter of fiscal year 2020 from the same prior year period and include $317 of expenses associated with the expected merger with Peoples.

Return on average equity and return on average assets were 11.42% and 1.07%, respectively, for the first fiscal quarter 2020 compared to 14.92% and 1.32%, respectively, for the same prior year period.

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Net Interest Income

Net interest income, the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the largest component of the Corporation’s earnings. Net interest income is affected by changes in the volumes, rates and composition of interest-earning assets and interest-bearing liabilities. Net interest margin is calculated by dividing net interest income on a fully tax equivalent basis (FTE) by total average interest-earning assets. FTE income includes tax-exempt income, restated to a pre-tax equivalent, based on the statutory federal income tax rate. The federal income tax rate in effect for the 2020 and 2019 fiscal years was 21.0%. All average balances are daily average balances. Non-accruing loans are included in average loan balances.

The Corporation’s net interest margin was 3.61% for the three months ended September 30, 2019, compared with 3.70% for the same period in 2018. FTE net interest income for the three months ended September 30, 2019 increased by $324, or 7.3%, to $4,758 from $4,434 for the same year ago period.

Tax-equivalent interest income for the three months ended September 30, 2019 increased by $763, or 15.2%, from the same year ago period. Interest income was positively impacted by a $51,474, or 10.9%, increase in average interest-earning assets from the same prior year period. Additionally, the Corporation’s yield on average interest-earning assets increased to 4.40% for the three months ended September 30, 2019 from 4.20% for the same period last year. The yield on average interest-earning assets was positively impacted by a 0.19% increase in the yield on loans. Additionally, the yield on average interest-earning assets was positively impacted by a change in the earning asset mix with higher yielding loans increasing and lower yielding securities decreasing.

Interest expense for the three months ended September 30, 2019 increased by $439 from the same year ago period. The Corporation’s cost of funds was 1.08% for the three months ended September 30, 2019 compared with 0.69% for the same year ago period. The increase in short term market interest rates has impacted the rates paid on all interest-bearing deposit products and Federal Home Loan Bank (FHLB) advances.

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Average Balance Sheets and Analysis of Net Interest Income for the Three Months Ended September 30,

(In thousands, except percentages)

	2019			2018
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Taxable securities	$83,631	$510	2.44%	$86,075	$526	2.37%
Nontaxable securities (1)	60,783	474	3.19	59,260	506	3.37
Loans receivable (1)	373,362	4,763	5.06	322,193	3,953	4.87
Federal bank and other restricted stocks	1,723	20	4.61	1,459	22	5.98
Interest bearing deposits and federal funds sold	5,383	26	1.92	4,421	23	2.06
Total interest-earning assets	524,882	5,793	4.40%	473,408	5,030	4.20%

Noninterest-earning assets	30,831			30,809

Total Assets	$555,713			$504,217

Interest-bearing liabilities:
NOW	$82,491	$145	0.70%	$82,368	$125	0.60%
Savings	166,181	222	0.53	163,262	137	0.33
Time deposits	112,642	578	2.04	78,542	252	1.27
Short-term borrowings	3,929	11	1.11	4,045	14	1.37
FHLB advances	15,378	79	2.04	15,656	68	1.72
Total interest-bearing liabilities	380,621	1,035	1.08%	343,873	596	0.69%

Noninterest-bearing liabilities:
Noninterest-bearing checking accounts	118,256			111,677
Other liabilities	4,638			4,185
Total liabilities	503,515			459,735
Shareholders’ equity	52,198			44,482

Total liabilities and shareholders’ equity	$555,713			$504,217

Net interest income, interest rate spread (1)		$4,758	3.32%		$4,434	3.51%

Net interest margin (net interest as a percent of average interest-earning assets) (1)			3.61%			3.70%

Federal tax exemption on non-taxable securities and loans included in interest income		$77			$135

Average interest-earning assets to interest-bearing liabilities	137.90%			137.67%

(1) calculated on a fully taxable equivalent basis utilizing a statutory federal income tax rate of 21.0%

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Provision for Loan Losses

The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable incurred credit losses in the Bank’s loan portfolio that have been incurred at each balance sheet date. For the three-month period ended September 30, 2019, the provision for loan losses was $130 compared with $115 for the same prior year period.

Non-performing loans were $444 as of September 30, 2019 compared with $785 as of June 30, 2019 and $1,054 as of September 30, 2018. Net charge-offs of $9 were recorded for the three-month period ended September 30, 2019 and a $1 net recovery was recorded for the three-month period ended September 30, 2018. The allowance for loan losses as a percentage of loans was 1.01% at September 30, 2019 and 1.03% at June 30, 2019. The provision for loan losses for the period ended September 30, 2019 was considered sufficient by management for maintaining an appropriate allowance for probable incurred credit losses.

Noninterest Income

Noninterest income decreased by $26, or 1.7%, for the first quarter of fiscal year 2020 from the same period last year. Noninterest income for the three months ended September 30, 2019 included a $106 gain on sale of securities compared with a $587 gain for the three months ended September 30, 2018. During the 2019 fiscal year, a pooled trust preferred security was sold because of the significant increase in the value of this security. The Corporation does not own any other securities of this type. For the three-month period ended September 30, 2019, $324 of income was recognized as a result of proceeds received from a bank owned life insurance policy claim. In addition, gains from the sale of mortgage loans increased by 36.4%, service charges on deposit accounts increased by 18.0% and debit card interchange income increased by 9.2% from the same prior year period.

Noninterest Expenses

Total noninterest expenses increased by $621, or by 16.9%, during the first quarter of fiscal year 2020 compared with the same year ago period primarily as a result of $317 of expenses associated with the expected merger between Consumers and Peoples. The expenses associated with the merger were primarily legal and consulting fees that were charged to professional and director fees and the system deconversion files that were charged to data processing expenses. Total noninterest expenses were also impacted by increases in salary and incentive expenses. FDIC assessments were positively impacted since the Small Bank Assessment Credits were applied to the current FDIC insurance invoice since the Deposit Insurance Fund reserve ratio was above 1.38%.

Income Taxes

Income tax expense was $212 for the three-month period ended September 30, 2019 compared to $322 for the three-month period ended September 30, 2018. The effective tax rate was 12.4% for the three-month period ended September 30, 2019 compared to 16.1% for the three-month period ended September 30, 2018. Income tax expense and the effective tax rate were lower in the 2020 fiscal year primarily due to a higher amount of tax-free income during the three-month period ended September 30, 2019.

Financial Condition

Total assets at September 30, 2019 were $565,187 compared to $553,936 at June 30, 2019, an increase of $11,251, or an annualized 8.1%.

Total loans increased by $14,645, or an annualized 15.9%, from $369,175 at June 30, 2019 to $383,820 at September 30, 2019. The growth in the loan portfolio was primarily related to growth within the commercial real estate and 1-4 family residential real estate segments to borrowers within the Bank’s primary market area. The loan growth was primarily funded by an increase of $15,260, or an annualized 12.9%, in total deposits.

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Non-Performing Assets

The following table presents the aggregate amounts of non-performing assets and respective ratios as of the dates indicated.

	September 30, 2019	June 30, 2019	September 30, 2018
Non-accrual loans	$444	$785	$1,053
Loans past due over 90 days and still accruing	—	—	1
Total non-performing loans	444	785	1,054
Other real estate owned	—	—	—
Total non-performing assets	$444	$785	$1,054

Non-performing loans to total loans	0.12%	0.21%	0.32%
Allowance for loan losses to total non-performing loans	880.41%	482.55%	335.67%

As of September 30, 2019, impaired loans totaled $896, of which $444 are included in non-accrual loans. Commercial and commercial real estate loans are classified as impaired if management determines that full collection of principal and interest, in accordance with the terms of the loan documents, is not probable. Impaired loans and non-performing loans have been considered in management’s analysis of the appropriateness of the allowance for loan losses. Management and the Board of Directors are closely monitoring these loans and believe that the prospects for recovery of principal and interest, less identified specific reserves, are favorable.

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

For the three months ended September 30, 2019, net cash inflow from operating activities was $1,130, net cash outflows from investing activities was $6,648 and net cash inflows from financing activities was $8,559. A major source of cash was a $15,260 increase in deposits and $9,353 from sales, maturities, calls or principal pay downs on available-for-sale securities. A major use of cash was a $14,654 increase in loans. Total cash and cash equivalents were $12,502 as of September 30, 2019, compared to $9,461 at June 30, 2019 and $10,785 at September 30, 2018.

The Bank offers several types of deposit products to its customers. We believe the rates offered by the Bank and the fees charged for them are competitive with the rates and fees charged by other banks for similar deposit products currently available in the market area. Deposits totaled $487,434 at September 30, 2019 compared with $472,174 at June 30, 2019.

To provide an additional source of liquidity, the Corporation has entered into an agreement with the FHLB of Cincinnati. At September 30, 2019, advances from the FHLB of Cincinnati totaled $16,300 compared with $22,700 at June 30, 2019. As of September 30, 2019, the Bank had the ability to borrow an additional $29,966 from the FHLB of Cincinnati based on a blanket pledge of qualifying first mortgage and multi-family loans. The Corporation considers the FHLB of Cincinnati to be a reliable source of liquidity funding, secondary to its deposit base.

Short-term borrowings consisted of repurchase agreements, which are financing arrangements that mature daily, and federal funds purchased from correspondent banks. The Bank pledges securities as collateral for the repurchase agreements. Short-term borrowings totaled $3,754 at September 30, 2019 and $3,686 at June 30, 2019.

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Jumbo time deposits (those with balances of $250 and over) totaled $37,804 at September 30, 2019 and $39,034 at June 30, 2019. These deposits are monitored closely by the Corporation and are mainly priced on an individual basis. When these deposits are from a municipality, certain bank-owned securities are pledged to guarantee the safety of these public fund deposits as required by Ohio law. The Corporation has the option to use a fee-paid broker to obtain deposits from outside its normal service area as an additional source of funding. The Corporation, however, does not rely upon these deposits as a primary source of funding. Although management monitors interest rates on an ongoing basis, a quarterly rate sensitivity report is used to determine the effect of interest rate changes on the financial statements. In the opinion of management, enough assets or liabilities could be repriced over the near term (up to three years) to compensate for such changes. The spread on interest rates, or the difference between the average earning assets and the average interest-bearing liabilities, is monitored quarterly.

Off-Balance Sheet Arrangements

In the normal course of business, to meet the financial needs of our customers, we are a party to financial instruments with off-balance sheet risk. These financial instruments generally include commitments to originate mortgage, commercial and consumer loans, and involve to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the Consolidated Balance Sheets. The maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments. Since commitments to extend credit have a fixed expiration date or other termination clause, some commitments will expire without being drawn upon and the total commitment amounts do not necessarily represent future cash requirements. The same credit policies are used in making commitments as are used for on-balance sheet instruments and collateral is required in instances where deemed necessary. Undisbursed balances of loans closed include funds not disbursed but committed for construction projects. Unused lines of credit include funds not disbursed, but committed for home equity, commercial and consumer lines of credit. Financial standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Total unused commitments were $89,167 at September 30, 2019 and $86,265 at June 30, 2019.

Capital Resources

Total shareholders’ equity increased to $52,993 as of September 30, 2019 from $51,166 as of June 30, 2019. The increase was primarily the result of $1,503 of net income for the first quarter of fiscal year 2020 and $563 in accumulated other comprehensive income from an increase in the unrealized gains in the mark-to-market of available-for-sale securities. These increases were partially offset by cash dividends paid of $369.

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

As of September 30, 2019, the Bank’s common equity tier 1 capital and tier 1 capital ratios were 11.55% and the leverage and total capital ratios were 8.87% and 12.47%, respectively. This compares with common equity tier 1 capital and tier 1 capital ratios of 11.68% and leverage and total risk-based capital ratios of 8.88% and 12.60%, respectively, as of June 30, 2019. The Bank exceeded minimum regulatory capital requirements to be considered well-capitalized for both periods. Management is not aware of any matters occurring subsequent to September 30, 2019 that would cause the Bank’s capital category to change.

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

The Corporation has identified the appropriateness of the allowance for loan losses as a critical accounting policy and an understanding of this policy is necessary to understand the financial statements. Critical accounting policies are those policies that require management’s most difficult, subjective or complex judgments often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Note one (Summary of Significant Accounting Policies - Allowance for Loan Losses), note four (Loans) and Management’s Discussion and Analysis of Financial Condition and Results of Operation (Critical Accounting Policies and Use of Significant Estimates) of the 2019 Form 10-K provide detail with regard to the Corporation’s accounting for the allowance for loan losses. There have been no significant changes in the application of accounting policies since June 30, 2019.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, which are not statements of historical fact, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include statements relating to the proposed merger of Peoples Bancorp with and into Consumers, the risk that the proposed transaction may not be completed in a timely manner, or at all; the failure to satisfy the conditions precedent to the consummation of the proposed transaction; unanticipated difficulties or expenditures relating to the proposed transaction; legal proceedings, including those that may be instituted against Consumers, its board of directors, its executive officers and others; disruptions of current plans and operations caused by the announcement and pendency of the proposed transaction and the resulting integration of Peoples Bancorp with Consumers; potential difficulties in employee retention due to the announcement and pendency of the proposed transaction; any failure to meet expected cost savings, synergies and other financial and strategic benefits in connection with the proposed transaction within anticipated time frames or at all; the response of customers, suppliers and business partners to the announcement of the proposed transaction; and risks related to diverting management’s attention from Consumers’ ongoing business operations.  The words “may,” “continue,” “estimate,” “intend,” “plan,” “seek,” “will,” “believe,” “project,” “expect,” “anticipate” and similar expressions are intended to identify forward-looking statements.  These forward-looking statements may involve risks and uncertainties that are difficult to predict, may be beyond our control, and could cause actual results to differ materially from those described in such statements. Any such forward-looking statements are made only as of the date of this report or the respective dates of the relevant incorporated documents, as the case may be, and, except as required by law, we undertake no obligation to update these forward-looking statements to reflect subsequent events or circumstances. Factors that could cause actual results for future periods to differ materially from those anticipated or projected include, but are not limited to:

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

While the list of factors presented here is, and the Risk Factors starting on page 16 of the registration statement on Form S-4/A filed with the SEC on September 4, 2019 related to the merger of Consumers/Peoples are, considered representative no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements.

CONSUMERS BANCORP, INC.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by the report, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15e. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2019.

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

None

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not Applicable

Item 5 – Other Information

None

Item 6 – Exhibits

Exhibit Number	Description
Exhibit 3.1	Amended and Restated Articles of Incorporation of the Corporation.

Exhibit 11	Statement regarding Computation of Per Share Earnings (included in Note 6 to the Consolidated Financial Statements).

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Exhibit 101

The following materials from Consumers Bancorp, Inc.’s Form 10-Q Report for the quarterly period ended September 30, 2019, formatted in XBRL (Extensible Business Reporting Language) include: (1) Unaudited Consolidated Balance Sheets, (2) Unaudited Consolidated Statements of Income, (3) Unaudited Consolidated Statements of Comprehensive Income, (4) Unaudited Consolidated Statement of Changes in Shareholders’ Equity, (5) Unaudited Condensed Consolidated Statements of Cash Flows, and (6) the Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSUMERS BANCORP, INC.
(Registrant)

Date: November 8, 2019	/s/ Ralph J. Lober
Ralph J. Lober, II
President & Chief Executive Officer
(principal executive officer)

Date: November 8, 2019	/s/ Renee K. Wood
Renee K. Wood
Chief Financial Officer & Treasurer
(principal financial officer)