Form 10-Q
period 2019-12-31
CONSUMERS BANCORP INC /OH/
filed 2020-02-12
CIK 1006830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2019

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
None

There were 3,015,578 shares of Registrant’s common stock, no par value, outstanding as of February 11, 2020.

CONSUMERS BANCORP, INC. FORM 10-Q QUARTER ENDED December 31, 2019

Table of Contents

Page Number (s)

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

CONSUMERS BANCORP, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in thousands, except per share data)	December 31, 2019	June 30, 2019
ASSETS
Cash on hand and noninterest-bearing deposits in financial institutions	$12,586	$9,322
Federal funds sold and interest-bearing deposits in financial institutions	1,442	139
Total cash and cash equivalents	14,028	9,461
Certificates of deposit in other financial institutions	994	1,983
Securities, available-for-sale	133,082	144,010
Securities, held-to-maturity (fair value of $3,859 at December 31, 2019 and $3,821 at June 30, 2019)	3,580	3,786
Federal bank and other restricted stocks, at cost	1,723	1,723
Loans held for sale	3,220	1,657
Total loans	396,393	369,175
Less allowance for loan losses	(4,095)	(3,788)
Net loans	392,298	365,387
Cash surrender value of life insurance	9,311	9,606
Premises and equipment, net	14,422	14,155
Accrued interest receivable and other assets	1,914	2,168
Total assets	$574,572	$553,936

LIABILITIES
Deposits
Noninterest-bearing demand	$121,061	$116,239
Interest bearing demand	79,008	81,469
Savings	175,465	162,261
Time	112,111	112,205
Total deposits	487,645	472,174

Short-term borrowings	3,870	3,686
Federal Home Loan Bank advances	24,300	22,700
Accrued interest and other liabilities	4,721	4,210
Total liabilities	520,536	502,770
Commitments and contingent liabilities

SHAREHOLDERS’ EQUITY
Preferred stock (no par value, 350,000 shares authorized, none outstanding)	—	—
Common stock (no par value, 8,500,000 shares authorized; 2,854,133 shares issued as of December 31, 2019 and June 30, 2019)	14,697	14,656
Retained earnings	38,691	36,487
Treasury stock, at cost (108,475 and 120,288 common shares as of December 31, 2019 and June 30, 2019, respectively)	(1,454)	(1,543)
Accumulated other comprehensive income	2,102	1,566
Total shareholders’ equity	54,036	51,166
Total liabilities and shareholders’ equity	$574,572	$553,936

See accompanying notes to consolidated financial statements

CONSUMERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months ended December 31,		Six Months ended December 31,
(Dollars in thousands, except per share amounts)	2019	2018	2019	2018

Interest and dividend income
Loans, including fees	$4,862	$4,059	$9,623	$8,008
Securities, taxable	480	549	990	1,075
Securities, tax-exempt	400	399	799	774
Federal bank and other restricted stocks	20	22	40	44
Federal funds sold and other interest-bearing deposits	16	34	42	57
Total interest and dividend income	5,778	5,063	11,494	9,958
Interest expense
Deposits	910	618	1,855	1,132
Short-term borrowings	13	14	24	28
Federal Home Loan Bank advances	59	57	138	125
Total interest expense	982	689	2,017	1,285
Net interest income	4,796	4,374	9,477	8,673
Provision for loan losses	185	(775)	315	(660)
Net interest income after provision for loan losses	4,611	5,149	9,162	9,333

Noninterest income
Service charges on deposit accounts	360	321	733	637
Debit card interchange income	384	369	775	727
Bank owned life insurance death benefit	—	—	324	—
Bank owned life insurance income	66	68	134	137
Securities gains (losses), net	4	(27)	110	560
Other	211	213	418	378
Total noninterest income	1,025	944	2,494	2,439

Noninterest expenses
Salaries and employee benefits	2,207	2,099	4,380	4,074
Occupancy and equipment	595	515	1,127	1,003
Data processing expenses	141	157	526	307
Debit card processing expenses	194	189	395	383
Professional and director fees	133	171	390	341
FDIC assessments	5	38	(2)	76
Franchise taxes	95	88	190	177
Marketing and advertising	93	131	274	235
Telephone and network communications	70	64	144	136
Other	402	428	816	832
Total noninterest expenses	3,935	3,880	8,240	7,564
Income before income taxes	1,701	2,213	3,416	4,208
Income tax expense	261	364	473	686
Net income	$1,440	$1,849	$2,943	$3,522

Basic and diluted earnings per share	$0.53	$0.68	$1.07	$1.29

See accompanying notes to consolidated financial statements

CONSUMERS BANCORP, INC.

Consolidated statements of comprehensive income

(Unaudited)

(Dollars in thousands)
	Three Months ended December 31,		Six Months ended December 31,
	2019	2018	2019	2018

Net income	$1,440	$1,849	$2,943	$3,522

Other comprehensive income (loss), net of tax:
Net change in unrealized gains (losses) on securities available-for-sale:
Unrealized gains (losses) arising during the period	(28)	1,787	790	894
Reclassification adjustment for (gains) losses included in income	(4)	27	(110)	(560)
Net unrealized gains (losses)	(32)	1,814	680	334
Income tax effect	6	(382)	(144)	(70)
Other comprehensive income (loss)	(26)	1,432	536	264

Total comprehensive income	$1,414	$3,281	$3,479	$3,786

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share data)
	Three Months ended December 31,		Six Months ended December 31,
	2019	2018	2019	2018

Balance at beginning of period	$52,993	$43,970	$51,166	$43,761

Net income	1,440	1,849	2,943	3,522
Other comprehensive income (loss)	(26)	1,432	536	264
11,813 and 4,201 shares issued associated with stock awards during the six months ended December 31, 2019 and 2018, respectively	—	—	130	59
Common cash dividends	(371)	(355)	(739)	(710)

Balance at the end of the period	$54,036	$46,896	$54,036	$46,896

Common cash dividends per share	$0.135	$0.13	$0.27	$0.26

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)	Six Months Ended December 31,
	2019	2018
Cash flows from operating activities
Net cash from operating activities	$2,214	$4,043

Cash flow from investing activities
Securities available-for-sale
Purchases	(6,678)	(13,979)
Maturities, calls and principal pay downs	11,902	9,746
Proceeds from sales	6,110	4,898
Securities held-to-maturity
Principal pay downs	206	200
Net decrease in certificate of deposit in other financial institutions	989	500
Net increase in loans	(27,226)	(14,321)
Proceeds from BOLI death benefit	753	(543)
Acquisition of premises and equipment	(219)	—
Net cash from investing activities	(14,163)	(13,499)

Cash flow from financing activities
Net increase in deposit accounts	15,471	12,567
Net change in short-term borrowings	184	(9,590)
Proceeds from Federal Home Loan Bank advances	9,500	9,200
Repayments of Federal Home Loan Bank advances	(7,900)	(34)
Dividends paid	(739)	(710)
Net cash from financing activities	16,516	11,433

Increase in cash or cash equivalents	4,567	1,977

Cash and cash equivalents, beginning of period	9,461	7,772
Cash and cash equivalents, end of period	$14,028	$9,749

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$2,022	$1,261
Federal income taxes	350	395
Non-cash items:
Transfer from loans held for sale to portfolio	—	75
Issuance of treasury stock for stock awards	89	59
Right of use assets obtained in exchange for lease liabilities	582	—

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

Adoption of New Accounting Standards: In February 2016, FASB issued accounting standards update (ASU) 2016-02, Leases (Topic 842). This ASU requires all organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Additional qualitative and quantitative disclosures are required so users can understand more about the nature of an entity’s leasing activities. The new guidance was effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2018. The Corporation has several lease agreements, such as branch locations, which were previously considered operating leases, and therefore, not recognized on the Corporation’s consolidated condensed statements of financial condition. The new guidance requires these lease agreements to now be recognized on the consolidated condensed statements of financial condition as a right-of-use asset and a corresponding lease liability. As of July 1, 2019, the Corporation adopted ASU 2016-02 using the modified retrospective method. There was no cumulative-effect adjustment to the opening balance of retained earnings for the period of adoption. At December 31, 2019, the Corporation had contractual operating lease commitments of $527.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Recently Issued Accounting Pronouncements Not Yet Effective: In June 2016, Financial Accounting Standards Board (FASB) issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU adds a new Topic 326 to the codification and removes the thresholds that companies apply to measure credit losses on financial instruments measured at amortized cost, such as loans, receivables, and held-to-maturity debt securities. Under current U.S. generally accepted accounting principles, companies generally recognize credit losses when it is probable that the loss has been incurred. The revised guidance will remove all current loss recognition thresholds and will require companies to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the corporation expects to collect over the instrument’s contractual life. ASU 2016-13 also amends the credit loss measurement guidance for available-for-sale debt securities and beneficial interests in securitized financial assets. The guidance in ASU 2016-13 is effective for “public business entities,” as defined in the guidance, that are SEC filers for fiscal years and for interim periods within those fiscal years beginning after December 15, 2019. Early adoption of the guidance is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. However, during July 2019, FASB unanimously voted for a proposal to delay this ASU to January 2023 for smaller reporting companies. On October 16, 2019, FASB approved a final ASU delaying the effective date. The new guidance is effective for annual and interim periods beginning after December 15, 2022 for certain entities, including smaller reporting companies. The Corporation is a smaller reporting company.

Note 2 – Acquisition

On June 14, 2019, Consumers entered into an Agreement and Plan of Merger with Peoples Bancorp of Mt. Pleasant, Inc. (Peoples) and its wholly owned subsidiary, The Peoples National Bank of Mount Pleasant (Peoples Bank). On January 1, 2020, Consumers completed the acquisition by merger of Peoples in a stock and cash transaction for an aggregate consideration of approximately $10,405. In connection with the acquisition, the Corporation issued 269,920 shares of common stock and paid $5,128 in cash to the former shareholders of Peoples. Immediately following the merger, Peoples Bank, was merged into Consumers banking subsidiary, Consumers National Bank.

On December 31, 2019, Peoples had approximately $72,016 in total assets, $55,273 in loans and $60,826 in deposits at its three banking centers located in Mt. Pleasant, Adena, and Dillonvale, Ohio. The transaction will be recorded as a purchase and, accordingly, the operating results of Peoples will be included in the Corporation’s Consolidated Financial Statements beginning on January 1, 2020. The assets and liabilities of Peoples will be recorded on the Corporation’s Balance Sheet at their estimated fair values as of January 1, 2020, the acquisition date, and Peoples’ results of operations will be included in the Corporation’s Consolidated Statements of Income beginning on that date.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition of Peoples. Core deposit intangible will be amortized over ten years on a straight-line basis. Goodwill will not be amortized, but instead will be evaluated for impairment.

Consideration Paid		$10,405
Net assets acquired:
Cash and cash equivalents	$833
Certificates of deposit in other financial institutions	11,839
Securities, available-for-sale	4,051
Federal bank and other restricted stocks, at cost	154
Loans, net	54,799
Premises and equipment	818
Core deposit intangible	270
Accrued interest receivable and other assets	141
Noninterest-bearing deposits	(11,979)
Interest-bearing deposits	(48,872)
Federal funds purchased	(2,348)
Federal Home Loan Bank advances	(491)
Other liabilities	(166)
Total net assets acquired		9,049
Goodwill		$1,356

The acquired assets and liabilities were measured at estimated fair values. Management made certain estimates and exercised judgement in accounting for the acquisition.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 3 – Securities

Available –for-Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2019
Obligations of U.S. government-sponsored entities and agencies	$11,942	$132	$(27)	$12,047
Obligations of state and political subdivisions	55,657	1,878	(5)	57,530
U.S. Government-sponsored mortgage-backed securities–residential	53,058	614	(88)	53,584
U.S. Government-sponsored mortgage-backed securities– commercial	1,460	—	(4)	1,456
U.S. Government-sponsored collateralized mortgage obligations– residential	8,303	174	(12)	8,465
Total available-for-sale securities	$130,420	$2,798	$(136)	$133,082

Held-to-Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
December 31, 2019
Obligations of state and political subdivisions	$3,580	$279	$—	$3,859
Total held-to-maturity securities	$3,580	$279	$—	$3,859

Available–for-Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2019
Obligations of U.S. government-sponsored entities and agencies	$19,227	$287	$(1)	$19,513
Obligations of state and political subdivisions	56,405	1,557	(33)	57,929
U.S. Government-sponsored mortgage-backed securities – residential	56,309	450	(448)	56,311
U.S. Government-sponsored collateralized mortgage obligations – residential	10,087	198	(28)	10,257
Total available-for-sale securities	$142,028	$2,492	$(510)	$144,010

Held-to-Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
June 30, 2019
Obligations of state and political subdivisions	$3,786	$35	$—	$3,821
Total held-to-maturity securities	$3,786	$35	$—	$3,821

Proceeds from the sale and call of available-for-sale securities were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Proceeds from sales	$1,650	$2,325	$6,110	$4,898
Gross realized gains	4	1	110	594
Gross realized losses	—	28	—	34

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The income tax provision related to the net realized gains amounted to $1 for the three months ended December 31, 2019. The income tax benefit related to net realized losses amounted to $6 for the three months ended December 31, 2018. The income tax provision related to the net realized gains amounted to $22 and $118 for the six-month periods ended December 31, 2019 and 2018, respectively.

The amortized cost and fair values of debt securities at December 31, 2019, by expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

Available-for-Sale	Amortized Cost	Estimated Fair Value
Due in one year or less	$5,543	$5,576
Due after one year through five years	15,986	16,319
Due after five years through ten years	18,947	19,273
Due after ten years	27,123	28,409
Total	67,599	69,577

U.S. Government-sponsored mortgage-backed and related securities	62,821	63,505
Total available-for-sale securities	$130,420	$133,082

Held-to-Maturity
Due after five years through ten years	$412	$434
Due after ten years	3,168	3,425
Total held-to-maturity securities	$3,580	$3,859

The following table summarizes the securities with unrealized losses at December 31, 2019 and June 30, 2019, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or more		Total
Available-for-sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2019
Obligations of US government-sponsored entities and agencies	$1,655	$(27)	$—	$—	$1,655	$(27)
Obligations of states and political subdivisions	2,517	(4)	208	(1)	2,725	(5)
U.S. Government-sponsored mortgage-backed securities – residential	3,712	(6)	15,695	(82)	19,407	(88)
U.S. Government-sponsored mortgage-backed securities – commercial	1,456	(4)	—	—	1,456	(4)
U.S. Government-sponsored collateralized mortgage obligations – residential	435	(1)	1,317	(11)	1,752	(12)
Total temporarily impaired	$9,775	$(42)	$17,220	$(94)	$26,995	$(136)

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

The unrealized losses within the securities portfolio as of December 31, 2019 have not been recognized into income because the decline in fair value is not attributed to credit quality and management does not intend to sell, and it is not likely that management will be required to sell, the securities prior to their anticipated recovery. The decline in fair value within the securities portfolio is largely due to changes in interest rates and the fair value is expected to recover as the securities approach maturity. The mortgage-backed securities and collateralized mortgage obligations were primarily issued by Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support. The Corporation does not own any private label mortgage-backed securities.

Note 4 – Loans

Major classifications of loans were as follows:

	December 31, 2019	June 30, 2019
Commercial	$76,307	$80,453
Commercial real estate:
Construction	16,226	16,120
Other	216,224	195,269
1 – 4 Family residential real estate:
Owner occupied	61,424	55,941
Non-owner occupied	15,101	14,517
Construction	4,730	1,931
Consumer	6,461	5,150
Subtotal	396,473	369,381
Net Deferred loan fees and costs	(80)	(206)
Allowance for loan losses	(4,095)	(3,788)
Net Loans	$392,298	$365,387

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended December 31, 2019:

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total

Allowance for loan losses:
Beginning balance	$649	$2,645	$550	$65	$3,909
Provision for loan losses	117	6	64	(2)	185
Loans charged-off	—	—	—	(7)	(7)
Recoveries	—	1	1	6	8
Total ending allowance balance	$766	$2,652	$615	$62	$4,095

The following table presents the activity in the allowance for loan losses by portfolio segment for the six months ended December 31, 2019:

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total

Allowance for loan losses:
Beginning balance	$660	$2,575	$494	$59	$3,788
Provision for loan losses	106	75	120	14	315
Loans charged-off	—	—	—	(23)	(23)
Recoveries	—	2	1	12	15
Total ending allowance balance	$766	$2,652	$615	$62	$4,095

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended December 31, 2018:

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total

Allowance for loan losses:
Beginning balance	$602	$2,378	$507	$51	$3,538
Provision for loan losses	20	(793)	(12)	10	(775)
Loans charged-off	—	(55)	—	(14)	(69)
Recoveries	—	867	1	7	875
Total ending allowance balance	$622	$2,397	$496	$54	$3,569

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

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2019. Included in the recorded investment in loans is $862 of accrued interest receivable.

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2	$7	$—	$—	$9
Collectively evaluated for impairment	764	2,645	615	62	4,086
Total ending allowance balance	$766	$2,652	$615	$62	$4,095

Recorded investment in loans:
Loans individually evaluated for impairment	$163	$638	$258	$—	$1,059
Loans collectively evaluated for impairment	76,253	231,791	81,666	6,486	396,196
Total ending loans balance	$76,416	$232,429	$81,924	$6,486	$397,255

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

The following table presents information related to unpaid principal balance, recorded investment and interest income associated with loans individually evaluated for impairment by class of loans as of December 31, 2019 and for the six months ended December 31, 2019:

	As of December 31, 2019			Six Months ended December 31, 2019
	Unpaid		Allowance for Loan	Average	Interest	Cash Basis
	Principal	Recorded	Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial real estate:
Other	$496	421	$—	$303	$87	$87
1-4 Family residential real estate:
Owner occupied	42	10	—	25	7	7
Non-owner occupied	290	248	—	254	—	—
With an allowance recorded:
Commercial real estate:
Other	215	217	7	219	6	6
Commercial	162	163	2	167	5	5
Total	$1,205	$1,059	$9	$968	$105	$105

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents information related to average recorded investment and interest income associated with loans individually evaluated for impairment by class of loans for the three months ended December 31, 2019:

	Average	Interest	Cash Basis
	Recorded	Income	Interest
	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial real estate:
Other	$244	$1	$1
1-4 Family residential real estate:
Owner occupied	10	—	—
Non-owner occupied	250	—	—
With an allowance recorded:
Commercial real estate:
Other	218	3	3
Commercial	165	2	2
Total	$887	$6	$6

The following table presents information related to unpaid principal balance, recorded investment and interest income associated with loans individually evaluated for impairment by class of loans as of June 30, 2019 and for the six months ended December 31, 2018:

	As of June 30, 2019			Six Months ended December 31, 2018
	Unpaid		Allowance for Loan	Average	Interest	Cash Basis
	Principal	Recorded	Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial	$—	$—	$—	$92	$3	$3
Commercial real estate:
Other	580	436	—	1,255	19	19
1-4 Family residential real estate:
Owner occupied	124	93	—	98	—	—
Non-owner occupied	297	264	—	287	—	—
With an allowance recorded:
Commercial real estate:
Other	221	222	7	229	7	7
Commercial	173	174	2	—	—	—
Total	$1,395	$1,189	$9	$1,961	$29	$29

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

The following table presents the recorded investment in non-accrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2019 and June 30, 2019:

	December 31, 2019		June 30, 2019
		Loans Past Due		Loans Past Due
		Over 90 Days		Over 90 Days
		Still		Still
	Non-accrual	Accruing	Non-accrual	Accruing
Commercial real estate:
Other	$176	$191	$436	$—
1 – 4 Family residential:
Owner occupied	3	—	85	—
Non-owner occupied	248	—	264	—
Total	$427	$191	$785	$—

Non-accrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the aging of the recorded investment in past due loans as of December 31, 2019 by class of loans:

	Days Past Due
	30 - 59	60 - 89	90 Days or	Total	Loans Not
	Days	Days	Greater	Past Due	Past Due	Total
Commercial	$—	$—	$—	$—	$76,416	$76,416
Commercial real estate:
Construction	—	—	—	—	16,205	16,205
Other	—	6	191	197	216,027	216,224
1-4 Family residential:
Owner occupied	342	3	—	345	61,670	62,015
Non-owner occupied	—	—	—	—	15,106	15,106
Construction	1	—	—	1	4,802	4,803
Consumer	14	—	—	14	6,472	6,486
Total	$357	$9	$191	$557	$396,698	$397,255

The above table of past due loans includes the recorded investment in non-accrual loans of $9 in the 60-89 days category and $418 in the loans not past due category.

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

At December 31, 2019 and June 30, 2019, the Corporation had $689 and $725, respectively, of loans classified as TDRs which are included in impaired loans above. As of December 31, 2019, the Corporation had not committed to lend any additional funds to customers with outstanding loans that were classified as troubled debt restructurings. As of June 30, 2019, the Corporation had committed to lend an additional $9 to customers with outstanding loans that were classified as troubled debt restructurings. At December 31, 2019 and June 30, 2019, the Corporation had $9 of specific reserves allocated to these loans.

During the three and six-month periods ended December 31, 2019 and 2018, there were no loan modifications completed that were classified as troubled debt restructurings. There were no charge offs from troubled debt restructurings that were completed during the three and six-month periods ended December 31, 2019 and 2018.

There were no loans classified as troubled debt restructurings for which there was a payment default within 12 months following the modification during the three and six-month periods ended December 31, 2019 and 2018. A loan is considered in payment default once it is 90 days contractually past due under the modified terms.

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

	As of December 31, 2019
		Special			Not
	Pass	Mention	Substandard	Doubtful	Rated
Commercial	$71,131	$552	$4,450	$—	$283
Commercial real estate:
Construction	16,205	—	—	—	—
Other	202,871	7,376	4,574	176	1,227
1-4 Family residential real estate:
Owner occupied	2,049	—	22	3	59,941
Non-owner occupied	14,129	195	235	248	299
Construction	456	—	—	—	4,347
Consumer	17	—	—	—	6,469
Total	$306,858	$8,123	$9,281	$427	$72,566

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

Assets and liabilities measured at fair value on a recurring basis are summarized below, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements at December 31, 2019 Using
	Balance at December 31, 2019	Level 1	Level 2	Level 3
Assets:
Obligations of U.S. government-sponsored entities and agencies	$12,047	$—	$12,047	$—
Obligations of states and political subdivisions	57,530	—	57,530	—
U.S. Government-sponsored mortgage-backed securities – residential	53,584	—	53,584	—
U.S. Government-sponsored mortgage-backed securities – commercial	1,456	—	1,456	—
U.S. Government-sponsored collateralized mortgage obligations - residential	8,465	—	8,465	—

		Fair Value Measurements at June 30, 2019 Using
	Balance at June 30, 2019	Level 1	Level 2	Level 3
Assets:
Securities available-for-sale:
Obligations of government-sponsored entities	$19,513	$—	$19,513	$—
Obligations of states and political subdivisions	57,929	—	57,929	—
U.S. Government-sponsored mortgage-backed securities - residential	56,311	—	56,311	—
U.S. Government-sponsored collateralized mortgage obligations	10,257	—	10,257	—

There were no transfers between Level 1 and Level 2 during the three or six-month periods ended December 31, 2019 or 2018.

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

Other Real Estate Owned: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Real estate owned properties are evaluated on a quarterly basis for additional impairment and adjusted accordingly. There was no other real estate owned being carried at fair value as of December 31, 2019 or June 30, 2019.

There were no financial assets measured at fair value on a non-recurring basis at December 31, 2019. Financial assets measured at fair value on a non-recurring basis at June 30, 2019 are summarized below:

		Fair Value Measurements at June 30, 2019 Using
	Balance at June 30, 2019	Level 1	Level 2	Level 3
Impaired loans:
Commercial Real Estate - Other	$59	$—	$—	$59

Impaired loans, measured for impairment using the fair value of the collateral, had a recorded investment of $59, with no valuation allowance at June 30, 2019. There was no impact to the provision for loan losses for the three and six-month periods ended December 31, 2019 and 2018.

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

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table shows the estimated fair values of financial instruments that are reported at amortized cost in the Corporation’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	December 31, 2019		June 30, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Level 1 inputs:
Cash and cash equivalents	$14,028	$14,028	$9,461	$9,461
Level 2 inputs:
Certificates of deposits in other financial institutions	994	994	1,983	1,983
Loans held for sale	3,220	3,283	1,657	1,687
Accrued interest receivable	1,511	1,511	1,607	1,607
Level 3 inputs:
Securities held-to-maturity	3,580	3,859	3,786	3,821
Loans, net	392,298	399,465	365,387	366,911
Financial Liabilities:
Level 2 inputs:
Demand and savings deposits	375,534	375,534	359,969	359,969
Time deposits	112,111	112,652	112,205	112,841
Short-term borrowings	3,870	3,870	3,686	3,686
Federal Home Loan Bank advances	24,300	24,208	22,700	22,596
Accrued interest payable	127	127	132	132

Note 6 – Earnings Per Share

Basic earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period and is equal to net income divided by the weighted average number of shares outstanding during the period.  Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares that may be issued upon the vesting of restricted stock awards. There were 1,645 and 2,204 shares of restricted stock that were anti-dilutive for the three- and six-month periods ended December 30, 2019. There were 2,178 and 1,042 shares of restricted stock that were anti-dilutive for the three and six-month periods ended December 31, 2018. The following table details the calculation of basic and diluted earnings per share:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2019	2018	2019	2018
Basic:
Net income available to common shareholders	$1,440	$1,849	$2,943	$3,522
Weighted average common shares outstanding	2,737,800	2,730,375	2,737,755	2,730,355
Basic income per share	$0.53	$0.68	$1.07	$1.29

Diluted:
Net income available to common shareholders	$1,440	$1,849	$2,943	$3,522
Weighted average common shares outstanding	2,737,800	2,730,375	2,737,755	2,730,355
Dilutive effect of restricted stock	—	—	—	23
Total common shares and dilutive potential common shares	2,737,800	2,730,375	2,737,755	2,730,378
Dilutive income per share	$0.53	$0.68	$1.07	$1.29

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 7 –Accumulated Other Comprehensive Income (Loss)

The components of other comprehensive income related to unrealized gains and losses on available-for-sale securities for the three and six-month periods ended December 31, 2019 and 2018, were as follows:

	Pretax	Tax Effect	After-tax	Affected Line Item in Consolidated Statements of Income
Balance as of September 30, 2019	$2,694	$(566)	$2,128
Unrealized holding loss on available-for-sale securities arising during the period	(28)	5	(23)
Amounts reclassified from accumulated other comprehensive income	(4)	1	(3)	(a)(b)
Net current period other comprehensive loss	(32)	6	(26)
Balance as of December 31, 2019	$2,662	$(560)	$2,102

Balance as of September 30, 2018	$(3,549)	$746	$(2,803)
Unrealized holding gain on available-for-sale securities arising during the period	1,787	(376)	1,411
Amounts reclassified from accumulated other comprehensive income	27	(6)	21	(a)(b)
Net current period other comprehensive income	1,814	(382)	1,432
Balance after reclassification as of December 31, 2018	$(1,735)	$364	$(1,371)

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

	Pretax	Tax Effect	After-tax	Affected Line Item in Consolidated Statements of Income
Balance as of June 30, 2019	$1,982	$(416)	$1,566
Unrealized holding gain on available-for-sale securities arising during the period	790	(166)	624
Amounts reclassified from accumulated other comprehensive income	(110)	22	(88)	(a)(b)
Net current period other comprehensive income	680	(144)	536
Balance as of December 31, 2019	$2,662	$(560)	$2,102

Balance as of June 30, 2018	$(2,069)	$434	$(1,635)
Unrealized holding gain on available-for-sale securities arising during the period	894	(188)	706
Amounts reclassified from accumulated other comprehensive income	(560)	118	(442)	(a)(b)
Net current period other comprehensive income	334	(70)	264
Balance after reclassification as of December 31, 2018	$(1,735)	$364	$(1,371)

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

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the Corporation's sources of noninterest income for the three and six months ended December 31, 2019 and 2018.

	For the three months ended December 31,		For the six months ended December 31,
	2019	2018	2019	2018
Noninterest income
In scope of Topic 606:
Service charges on deposit accounts	$360	$321	$733	$637
Debit card interchange income	384	369	775	727
Other income	70	213	466	378

Noninterest income (in scope of Topic 606)	814	903	1,974	1,742
Noninterest income (out-of-scope of Topic 606)	211	41	520	697

Total noninterest income	$1,025	$944	$2,494	$2,439

Note 9 – Leases

Effective July 1, 2019, the Corporation adopted ASU 2016-02, Leases (Topic 842). As of December 31, 2019, the Corporation leases real estate for six office locations and various equipment under operating lease agreements. The lease agreements have maturity dates ranging from one year or less to September 1, 2028, including extension periods. Lease agreements for four locations have a lease term of 12 months or less and are therefore considered short-term leases and are exempt from Topic 842. The weighted average remaining life of the lease term for the leases with a term over 12 months was 57.92 months as of December 31, 2019.

Costs associated with operating leases accounted for under Topic 842 were $27 and $55 for the three- and six-month periods ended December 31, 2019, respectively. The costs of short-term leases were $22 and $44 for the three- and six-month periods ended December 31, 2019, respectively. The right-of-use asset, included in premises and equipment, and lease liability, included in other liabilities, were $527 as of December 31, 2019.

Total estimated rental commitments for the operating leases within the scope of Topic 842 were as follows as of December 31, 2019:

Period Ending June 30
2020	$54
2021	105
2022	95
2023	76
2024	51
Thereafter	146
Total	$527

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share data)

General

The following is management’s analysis of the Corporation’s results of operations for the three and six-month periods ended December 31, 2019, compared to the same period in 2018, and the consolidated balance sheet at December 31, 2019, compared to June 30, 2019. This discussion is designed to provide a more comprehensive review of the operating results and financial condition than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

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

On January 1, 2020, Consumers completed the acquisition by merger of Peoples in a stock and cash transaction for an aggregate consideration of approximately $10,405. In connection with the acquisition, the Corporation issued 269,920 shares of common stock and paid $5,128 in cash to the former shareholders of Peoples. On December 31, 2019, Peoples had approximately $72,016 in total assets, $55,273 in loans and $60,826 in deposits at its three banking centers located in Mt. Pleasant, Adena, and Dillonvale, Ohio.

Results of Operations

Three- and Six-Month Periods Ended December 31, 2019 and 2018

Net income for the second quarter of fiscal year 2020 was $1,440, or $0.53 per common share, compared to $1,849, or $0.68 per common share for the three months ended December 31, 2018. The following are key highlights of our results of operations for the three months ended December 31, 2019 compared to the prior fiscal year comparable period:

●	net interest income increased by $422 to $4,796, or by 9.6%, in the second quarter of fiscal year 2020 from the same prior year period;
●

a $185 provision for loans loss expense was recorded in the second quarter of fiscal year 2020 compared with a negative provision for loan loss expense of $775 in the second quarter of fiscal year 2019;

●

noninterest income increased by $81, or 8.6%, in the second quarter of fiscal year 2020 from the same prior year period as a result of increases in service charges on deposit accounts and debit card interchange income; and

●	noninterest expenses increased by $55, or 1.4%, in the second quarter of fiscal year 2020 from the same prior year period.

In the first six months of fiscal year 2020, net income was $2,943, or $1.07 per common share, compared to $3,522, or $1.29 per common share for the six months ended December 31, 2018. The following are key highlights of our results of operations for the six months ended December 31, 2019:

●	net interest income increased by $804 to $9,477, or by 9.3%, in the first six months of fiscal year 2020 from the same prior year period;
●	a provision for loan loss expense of $315 was recorded in the first six months of fiscal year 2020 compared with a negative provision for loan loss expense of $660 during the same prior year period;
●

noninterest income increased by $55, or 2.3%, in the first six months of fiscal year 2020 from the same prior year period and included $324 of income recognized as a result of proceeds received from a bank owned life insurance policy claim. Additionally, a $106 gain from the sale or call of securities was recognized during the first six months of fiscal year 2020 compared with a $560 gain for the same prior year period; and

●

noninterest expenses increased by $676, or 8.9%, in the first six months of fiscal year 2020 from the same prior year period and included $322 of expenses associated with the merger between Consumers and Peoples.

Return on average equity and return on average assets were 11.03% and 1.04%, respectively, for the first six months of fiscal year 2020 compared to 15.71% and 1.38%, respectively, for the same prior year period.

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

The Corporation’s net interest margin was 3.62% for the three months ended December 31, 2019, compared with 3.63% for the same period in 2018. FTE net interest income for the three months ended December 31, 2019 increased by $439, or 9.9%, to $4,874 from $4,435 for the same prior year period.

Tax-equivalent interest income for the three months ended December 31, 2019 increased by $732, or 14.3%, from the same prior year period. Interest income was positively impacted by a $55,700, or 11.6%, increase in average interest-earning assets from the same prior year period.

Interest expense for the three months ended December 31, 2019 increased by $293 from the same prior year period. The Corporation’s cost of funds was 1.02% for the three months ended December 31, 2019 compared with 0.79% for the same prior year period.

The Corporation’s net interest margin was 3.62% for the six months ended December 31, 2019, compared with 3.67% for the same period in 2018. FTE net interest income for the six months ended December 31, 2019 increased by $763, or 8.6%, to $9,632 from $8,869 for the same prior year period.

Tax-equivalent interest income for the six months ended December 31, 2019 increased by $1,495, or 14.7%, from the same prior year period. Interest income was positively impacted by a $53,589, or 11.2%, increase in average interest-earning assets from the same prior year period. Additionally, the Corporation’s yield on average interest-earning assets increased to 4.38% for the six months ended December 31, 2019 from 4.20% for the same period last year. The yield on average interest-earning assets was positively impacted by a 0.11% increase in the yield on loans. Additionally, the yield on average interest-earning assets was positively impacted by a change in the earning asset mix with higher yielding loans increasing and lower yielding securities decreasing.

Interest expense for the six months ended December 31, 2019 increased by $732 from the same prior year period. The Corporation’s cost of funds was 1.05% for the six months ended December 31, 2019 compared with 0.74% for the same prior year period. The increase in short term market interest rates had an impact on the rates paid on all interest-bearing deposit products and Federal Home Loan Bank (FHLB) advances.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Average Balance Sheets and Analysis of Net Interest Income for the Three Months Ended December 31, (In thousands, except percentages)
	2019			2018
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Taxable securities	$79,160	$480	2.43%	$85,035	$549	2.47%
Nontaxable securities (1)	61,281	475	3.17	60,213	458	2.97
Loans receivable (1)	390,708	4,865	4.94	327,661	4,061	4.92
Federal bank and other restricted stocks	1,723	20	4.61	1,459	22	5.98
Interest bearing deposits and federal funds sold	3,293	16	1.93	6,097	34	2.21
Total interest-earning assets	536,165	5,856	4.35%	480,465	5,124	4.20%

Noninterest-earning assets	31,384			31,156

Total Assets	$567,549			$511,621

Interest-bearing liabilities:
NOW	$84,140	$131	0.62%	$83,946	$138	0.65%
Savings	170,287	210	0.49	162,418	176	0.43
Time deposits	111,806	569	2.02	81,896	304	1.47
Short-term borrowings	3,915	13	1.32	3,599	14	1.54
FHLB advances	12,627	59	1.85	15,462	57	1.46
Total interest-bearing liabilities	382,775	982	1.02%	347,321	689	0.79%

Noninterest-bearing liabilities:
Noninterest-bearing checking accounts	126,270			115,435
Other liabilities	4,900			4,413
Total liabilities	513,945			467,169
Shareholders’ equity	53,604			44,452

Total liabilities and shareholders’ equity	$567,549			$511,621

Net interest income, interest rate spread (1)		$4,874	3.33%		$4,435	3.41%

Net interest margin (net interest as a percent of average interest-earning assets) (1)			3.62%			3.63%

Federal tax exemption on non-taxable securities and loans included in interest income		$78			$61

Average interest-earning assets to interest-bearing liabilities	140.07%			138.33%

(1) calculated on a fully taxable equivalent basis utilizing a statutory federal income tax rate of 21.0%

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Average Balance Sheets and Analysis of Net Interest Income for the Six Months Ended December 31, (In thousands, except percentages)
	2019			2018
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Taxable securities	$81,399	$990	2.43%	$85,554	$1,075	2.42%
Nontaxable securities (1)	61,029	949	3.18	59,738	964	3.17
Loans receivable (1)	382,035	9,628	5.00	324,927	8,014	4.89
Federal bank and other restricted stocks	1,723	40	4.61	1,459	44	5.98
Interest bearing deposits and federal funds sold	4,339	42	1.92	5,258	57	2.15
Total interest-earning assets	530,525	11,649	4.38%	476,936	10,154	4.20%

Noninterest-earning assets	31,107			30,984

Total Assets	$561,632			$507,920

Interest-bearing liabilities:
NOW	$83,316	$276	0.66%	$83,157	$263	0.63%
Savings	168,234	432	0.51	162,840	313	0.38
Time deposits	112,224	1,147	2.03	80,219	556	1.37
Short-term borrowings	3,620	24	1.32	3,822	28	1.45
FHLB advances	14,003	138	1.95	15,559	125	1.59
Total interest-bearing liabilities	381,397	2,017	1.05%	345,597	1,285	0.74%

Noninterest-bearing liabilities:
Noninterest-bearing checking accounts	122,263			113,556
Other liabilities	5,071			4,300
Total liabilities	508,731			463,453
Shareholders’ equity	52,901			44,467

Total liabilities and shareholders’ equity	$561,632			$507,920

Net interest income, interest rate spread (1)		$9,632	3.33%		$8,869	3.46%

Net interest margin (net interest as a percent of average interest-earning assets) (1)			3.62%			3.67%

Federal tax exemption on non-taxable securities and loans included in interest income		$155			$196

Average interest-earning assets to interest-bearing liabilities	139.10%			138.00%

(1) calculated on a fully taxable equivalent basis utilizing a statutory federal income tax rate of 21.0%

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Provision for Loan Losses

The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable incurred credit losses in the Bank’s loan portfolio that have been incurred at each balance sheet date. For the six-month period ended December 31, 2019, the provision for loan losses was $315 compared with a negative provision for loan loss expense of $660 for the same prior year period. Net charge-offs of $8 were recorded during the six-month period ended December 31, 2019 compared with recoveries of $807 collected during the six-month period ended December 31, 2018.

Non-performing loans were $427 as of December 31, 2019 compared with $785 as of June 30, 2019 and $899 as of December 31, 2018. The allowance for loan losses as a percentage of loans was 1.02% at December 31, 2019 and 1.03% at June 30, 2019. The provision for loan losses for the period ended December 31, 2019 was considered sufficient by management for maintaining an appropriate allowance for probable incurred credit losses.

Noninterest Income

Noninterest income increased by $81, or 8.6%, for the second quarter of fiscal year 2020 from the same period last year and $55, or 2.3%, for the first six months of fiscal year 2020 from the same period last year. Noninterest income for the six months ended December 31, 2019 included $324 of income recognized as a result of proceeds received from a bank owned life insurance policy claim. Also, noninterest income included a $110 gain on sale of securities compared with a $560 gain for the six months ended December 31, 2018. During the 2019 fiscal year, a pooled trust preferred security was sold due to the significant increase in the value of this security. The Corporation does not own any other securities of this type. In addition, service charges on deposit accounts increased by 15.1%, gains from the sale of mortgage loans increased by 11.7% and debit card interchange income increased by 6.6% for the six-month period ended December 31, 2019 compared with the same prior year period.

Noninterest Expenses

Total noninterest expenses increased by $55, or by 1.4%, for the second quarter of fiscal year 2020 compared with the same period last year and by $676, or 8.9%, for the first six months of fiscal year 2020 from the same period last year. Included in noninterest expenses for the six-month period ended December 31, 2019 are $322 of expenses associated with the merger between Consumers and Peoples. The expenses associated with the merger were primarily legal and consulting fees that were charged to professional and director fees and the system deconversion files that were charged to data processing expenses. Total noninterest expenses were also impacted by increases in salary and incentive expenses. FDIC assessments were positively impacted since the Small Bank Assessment Credits were applied to the current FDIC insurance invoices since the Deposit Insurance Fund reserve ratio was above 1.38%.

Income Taxes

Income tax expense was $261 and $473 for the three- and six-month periods ended December 31, 2019, respectively compared to $364 and $686 for the three- and six-month periods ended December 31, 2018, respectively. The effective tax rates were 15.3% and 13.8% for the three- and six-month periods ended December 31, 2019, respectively compared to 16.4% and 16.3% for the three- and six-month periods ended December 31, 2018, respectively. Income tax expense and the effective tax rates were lower in the 2020 fiscal year primarily due to a higher amount of tax-free income during the three- and six-month periods ended December 31, 2019.

Financial Condition

Total assets at December 31, 2019 were $574,572 compared to $553,936 at June 30, 2019, an increase of $20,636, or an annualized 7.5%.

Total loans increased by $27,218, or an annualized 14.7%, from $369,175 at June 30, 2019 to $396,393 at December 31, 2019. The growth in the loan portfolio was primarily related to growth within the commercial real estate and 1-4 family residential real estate segments to borrowers within the Bank’s primary market area. The loan growth was primarily funded by an increase of $15,471, or an annualized 6.6%, in total deposits.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Non-Performing Assets

The following table presents the aggregate amounts of non-performing assets and respective ratios as of the dates indicated.

	December 31, 2019	June 30, 2019	December 31, 2018
Non-accrual loans	$427	$785	$899
Loans past due over 90 days and still accruing	—	—	—
Total non-performing loans	427	785	899
Other real estate owned	—	—	—
Total non-performing assets	$427	$785	$899

Non-performing loans to total loans	0.11%	0.21%	0.27%
Allowance for loan losses to total non-performing loans	959.02%	482.55%	397.00%

As of December 31, 2019, impaired loans totaled $1,059, of which $427 are included in non-accrual loans. Commercial and commercial real estate loans are classified as impaired if management determines that full collection of principal and interest, in accordance with the terms of the loan documents, is not probable. Impaired loans and non-performing loans have been considered in management’s analysis of the appropriateness of the allowance for loan losses. Management and the Board of Directors are closely monitoring these loans and believe that the prospects for recovery of principal and interest, less identified specific reserves, are favorable.

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

For the six months ended December 31, 2019, net cash inflow from operating activities was $2,214, net cash outflows from investing activities was $14,163 and net cash inflows from financing activities was $16,516. A major source of cash was a $15,471 increase in deposits and $18,012 from sales, maturities, calls or principal pay downs on available-for-sale securities. A major use of cash was a $27,226 increase in loans. Total cash and cash equivalents were $14,028 as of December 31, 2019, compared to $9,461 at June 30, 2019 and $9,749 at December 31, 2018.

The Bank offers several types of deposit products to its customers. We believe the rates offered by the Bank and the fees charged for them are competitive with the rates and fees charged by other banks for similar deposit products currently available in the market area. Deposits totaled $487,645 at December 31, 2019 compared with $472,174 at June 30, 2019.

To provide an additional source of liquidity, the Corporation has entered into an agreement with the FHLB of Cincinnati. At December 31, 2019, advances from the FHLB of Cincinnati totaled $24,300 compared with $22,700 at June 30, 2019. As of December 31, 2019, the Bank had the ability to borrow an additional $21,983 from the FHLB of Cincinnati based on a blanket pledge of qualifying first mortgage and multi-family loans. The Corporation considers the FHLB of Cincinnati to be a reliable source of liquidity funding, secondary to its deposit base.

Short-term borrowings consisted of repurchase agreements, which are financing arrangements that mature daily, and federal funds purchased from correspondent banks. The Bank pledges securities as collateral for the repurchase agreements. Short-term borrowings totaled $3,870 at December 31, 2019 and $3,686 at June 30, 2019.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Jumbo time deposits (those with balances of $250 and over) totaled $37,969 at December 31, 2019 and $39,034 at June 30, 2019. These deposits are monitored closely by the Corporation and are mainly priced on an individual basis. When these deposits are from a municipality, certain bank-owned securities are pledged to guarantee the safety of these public fund deposits as required by Ohio law. The Corporation has the option to use a fee-paid broker to obtain deposits from outside its normal service area as an additional source of funding. The Corporation, however, does not rely upon these deposits as a primary source of funding. Although management monitors interest rates on an ongoing basis, a quarterly rate sensitivity report is used to determine the effect of interest rate changes on the financial statements. In the opinion of management, enough assets or liabilities could be repriced over the near term (up to three years) to compensate for such changes. The spread on interest rates, or the difference between the average earning assets and the average interest-bearing liabilities, is monitored quarterly.

Off-Balance Sheet Arrangements

In the normal course of business, to meet the financial needs of our customers, we are a party to financial instruments with off-balance sheet risk. These financial instruments generally include commitments to originate mortgage, commercial and consumer loans, and involve to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the Consolidated Balance Sheets. The maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments. Since commitments to extend credit have a fixed expiration date or other termination clause, some commitments will expire without being drawn upon and the total commitment amounts do not necessarily represent future cash requirements. The same credit policies are used in making commitments as are used for on-balance sheet instruments and collateral is required in instances where deemed necessary. Undisbursed balances of loans closed include funds not disbursed but committed for construction projects. Unused lines of credit include funds not disbursed, but committed for home equity, commercial and consumer lines of credit. Financial standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Total unused commitments were $88,524 at December 31, 2019 and $86,265 at June 30, 2019.

Capital Resources

Total shareholders’ equity increased to $54,036 as of December 31, 2019 from $51,166 as of June 30, 2019. The increase was primarily the result of net income of $2,943 for the first six months of fiscal year 2020 and $536 in accumulated other comprehensive income from an increase in the unrealized gains in the mark-to-market of available-for-sale securities. These increases were partially offset by cash dividends paid of $739.

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

As of December 31, 2019, the Bank’s common equity tier 1 capital and tier 1 capital ratios were 11.51% and the leverage and total capital ratios were 8.89% and 12.45%, respectively. This compares with common equity tier 1 capital and tier 1 capital ratios of 11.68% and leverage and total risk-based capital ratios of 8.88% and 12.60%, respectively, as of June 30, 2019. The Bank exceeded minimum regulatory capital requirements to be considered well-capitalized for both periods. Management is not aware of any matters occurring subsequent to December 31, 2019 that would cause the Bank’s capital category to change.

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

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, which are not statements of historical fact, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include statements relating to the merger of Peoples Bancorp with and into Consumers, unanticipated difficulties or expenditures relating to the transaction; legal proceedings, including those that may be instituted against Consumers, its board of directors, its executive officers and others; disruptions of current plans and operations caused by the merger and the resulting integration of Peoples Bancorp with Consumers; potential difficulties in employee retention due to the merger; any failure to meet expected cost savings, synergies and other financial and strategic benefits in connection with the merger within anticipated time frames or at all; the response of customers, suppliers and business partners to the merger; and risks related to diverting management’s attention from Consumers’ ongoing business operations.  The words “may,” “continue,” “estimate,” “intend,” “plan,” “seek,” “will,” “believe,” “project,” “expect,” “anticipate” and similar expressions are intended to identify forward-looking statements.  These forward-looking statements may involve risks and uncertainties that are difficult to predict, may be beyond our control, and could cause actual results to differ materially from those described in such statements. Any such forward-looking statements are made only as of the date of this report or the respective dates of the relevant incorporated documents, as the case may be, and, except as required by law, we undertake no obligation to update these forward-looking statements to reflect subsequent events or circumstances. Factors that could cause actual results for future periods to differ materially from those anticipated or projected include, but are not limited to:

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

CONSUMERS BANCORP, INC.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by the report, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15e. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2019.

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

Exhibit 101

The following materials from Consumers Bancorp, Inc.’s Form 10-Q Report for the quarterly period ended December 31, 2019, formatted in XBRL (Extensible Business Reporting Language) include: (1) Unaudited Consolidated Balance Sheets, (2) Unaudited Consolidated Statements of Income, (3) Unaudited Consolidated Statements of Comprehensive Income, (4) Unaudited Consolidated Statement of Changes in Shareholders’ Equity, (5) Unaudited Condensed Consolidated Statements of Cash Flows, and (6) the Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSUMERS BANCORP, INC. (Registrant)

Date: February 12, 2020	/s/ Ralph J. Lober Ralph J. Lober, II President & Chief Executive Officer (principal executive officer)

Date: February 12, 2020	/s/ Renee K. Wood Renee K. Wood Chief Financial Officer & Treasurer (principal financial officer)