Form 10-Q
period 2020-03-31
CONSUMERS BANCORP INC /OH/
filed 2020-05-08
CIK 1006830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

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
None

There were 3,015,578 shares of Registrant’s common stock, no par value, outstanding as of May 4, 2020.

CONSUMERS BANCORP, INC. FORM 10-Q QUARTER ENDED March 31, 2020

Table of Contents

Page Number (s)
Part I – Financial Information

Item 1 – Financial Statements (Unaudited)
Consolidated Balance Sheets at March 31, 2020 and June 30, 2019	1

Consolidated Statements of Income for the three and nine months ended March 31, 2020 and 2019	2

Consolidated Statements of Comprehensive Income for the three and nine months ended March 31, 2020 and 2019	3

Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended March 31, 2020 and 2019	4

Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2020 and 2019	5

Notes to the Consolidated Financial Statements	6-20

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	21-29

Item 3 – Not Applicable for Smaller Reporting Companies

Item 4 – Controls and Procedures	30
Part II – Other Information
Item 1 – Legal Proceedings	31

Item 1A – Not Applicable for Smaller Reporting Companies	31

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3 – Defaults Upon Senior Securities	31

Item 4 – Mine Safety Disclosure	31

Item 5 – Other Information	31

Item 6 – Exhibits	31

Signatures	32

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

CONSUMERS BANCORP, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in thousands, except per share data)	March 31, 2020	June 30, 2019
ASSETS
Cash on hand and noninterest-bearing deposits in financial institutions	$12,452	$9,322
Federal funds sold and interest-bearing deposits in financial institutions	92	139
Total cash and cash equivalents	12,544	9,461
Certificates of deposit in other financial institutions	11,908	1,983
Securities, available-for-sale	139,383	144,010
Securities, held-to-maturity (fair value of $3,792 at March 31, 2020 and $3,821 at June 30, 2019)	3,580	3,786
Federal bank and other restricted stocks, at cost	2,472	1,723
Loans held for sale	1,830	1,657
Total loans	467,804	369,175
Less allowance for loan losses	(4,468)	(3,788)
Net loans	463,336	365,387
Cash surrender value of life insurance	9,376	9,606
Premises and equipment, net	15,154	14,155
Goodwill	836	—
Core deposit intangible, net	263	—
Accrued interest receivable and other assets	2,595	2,168
Total assets	$663,277	$553,936

LIABILITIES
Deposits
Noninterest-bearing demand	$137,554	$116,239
Interest bearing demand	84,273	81,469
Savings	212,613	162,261
Time	128,582	112,205
Total deposits	563,022	472,174

Short-term borrowings	6,386	3,686
Federal Home Loan Bank advances	27,079	22,700
Accrued interest and other liabilities	5,462	4,210
Total liabilities	601,949	502,770
Commitments and contingent liabilities

SHAREHOLDERS’ EQUITY
Preferred stock (no par value, 350,000 shares authorized, none outstanding)	—	—
Common stock (no par value, 8,500,000 shares authorized; 3,124,053 shares issued as of March 31, 2020 and 2,854,133 as of June 30, 2019)	19,974	14,656
Retained earnings	39,300	36,487
Treasury stock, at cost (108,475 and 120,288 common shares as of March 31, 2020 and June 30, 2019, respectively)	(1,454)	(1,543)
Accumulated other comprehensive income	3,508	1,566
Total shareholders’ equity	61,328	51,166
Total liabilities and shareholders’ equity	$663,277	$553,936

See accompanying notes to consolidated financial statements

CONSUMERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months ended March 31,		Nine Months ended March 31,
(Dollars in thousands, except per share amounts)	2020	2019	2020	2019

Interest and dividend income
Loans, including fees	$5,654	$4,115	$15,277	$12,123
Securities, taxable	488	566	1,478	1,641
Securities, tax-exempt	387	403	1,186	1,177
Federal bank and other restricted stocks	16	19	56	63
Federal funds sold and other interest-bearing deposits	61	16	103	73
Total interest and dividend income	6,606	5,119	18,100	15,077
Interest expense
Deposits	918	749	2,773	1,881
Short-term borrowings	14	10	38	38
Federal Home Loan Bank advances	80	118	218	243
Total interest expense	1,012	877	3,029	2,162
Net interest income	5,594	4,242	15,071	12,915
Provision for loan losses	445	105	760	(555)
Net interest income after provision for loan losses	5,149	4,137	14,311	13,470

Noninterest income
Service charges on deposit accounts	355	298	1,088	935
Debit card interchange income	367	338	1,142	1,065
Bank owned life insurance death benefit	—	—	324	—
Bank owned life insurance income	65	66	199	203
Securities gains (losses), net	121	1	231	561
Other	199	157	617	535
Total noninterest income	1,107	860	3,601	3,299

Noninterest expenses
Salaries and employee benefits	2,760	2,129	7,140	6,203
Occupancy and equipment	655	543	1,782	1,546
Data processing expenses	206	154	732	461
Debit card processing expenses	204	182	599	565
Professional and director fees	414	140	804	481
FDIC assessments	54	38	52	114
Franchise taxes	106	89	296	266
Marketing and advertising	125	87	399	322
Telephone and network communications	79	65	223	201
Amortization of intangible	7	—	7	—
Other	464	385	1,280	1,217
Total noninterest expenses	5,074	3,812	13,314	11,376
Income before income taxes	1,182	1,185	4,598	5,393
Income tax expense	164	150	637	836
Net income	$1,018	$1,035	$3,961	$4,557

Basic and diluted earnings per share	$0.34	$0.38	$1.40	$1.67

See accompanying notes to consolidated financial statements

CONSUMERS BANCORP, INC.

Consolidated statements of comprehensive income

(Unaudited)

(Dollars in thousands)
	Three Months ended March 31,		Nine Months ended March 31,
	2020	2019	2020	2019

Net income	$1,018	$1,035	$3,961	$4,557

Other comprehensive income, net of tax:
Net change in unrealized gains (losses) on securities available-for-sale:
Unrealized gains arising during the period	1,900	1,946	2,690	2,840
Reclassification adjustment for gains included in income	(121)	(1)	(231)	(561)
Net unrealized gains	1,779	1,945	2,459	2,279
Income tax effect	(373)	(410)	(517)	(480)
Other comprehensive income	1,406	1,535	1,942	1,799

Total comprehensive income	$2,424	$2,570	$5,903	$6,356

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share data)	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, December 31, 2018	$14,628	$35,154	$(1,515)	$(1,371)	$46,896
Net income		1,035			1,035
Other comprehensive income				1,535	1,535
Cash dividends declared ($0.13 per share)		(355)			(355)
Balance, March 31, 2019	$14,628	$35,834	$(1,515)	$164	$49,111

Balance, December 31, 2019	$14,697	$38,691	$(1,454)	$2,102	$54,036
Net income		1,018			1,018
Other comprehensive income				1,406	1,406
269,920 shares issued for the Peoples acquisition	5,277				5,277
Cash dividends declared ($0.135 per share)		(409)			(409)
Balance, March 31, 2020	$19,974	$39,300	$(1,454)	$3,508	$61,328

(Dollars in thousands, except per share data)	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, June 30, 2018	$14,630	$32,342	$(1,576)	$(1,635)	$43,761
Net income		4,557			4,557
Other comprehensive income				1,799	1,799
3,997 shares associated with vested and expired stock awards	(2)		61		59
Cash dividends declared ($0.39 per share)		(1,065)			(1,065)
Balance, March 31, 2019	$14,628	$35,834	$(1,515)	$164	$49,111

Balance, June 30, 2019	$14,656	$36,487	$(1,543)	$1,566	$51,166
Net income		3,961			3,961
Other comprehensive income				1,942	1,942
269,920 shares issued for the Peoples acquisition	5,277				5,277
11,813 shares associated with vested stock awards	41		89		130
Cash dividends declared ($0.405 per share)		(1,148)			(1,148)
Balance, March 31, 2020	$19,974	$39,300	$(1,454)	$3,508	$61,328

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)	Nine Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net cash from operating activities	$5,024	$5,275
Cash flow from investing activities
Purchases of securities, available-for-sale	(18,610)	(16,778)
Maturities, calls and principal pay downs of securities, available-for-sale	17,575	13,721
Sale of securities, available-for-sale	11,841	7,670
Principal pay downs of securities, held-to-maturity	206	200
Net decrease in certificate of deposit in other financial institutions	1,914	990
Purchase of Federal Reserve Bank stock, at cost	(595)	—
Net increase in loans	(43,405)	(28,239)
Acquisition, net of cash acquired	(4,295)	—
Proceeds from BOLI death benefit	753	—
Premises and equipment purchases	(453)	(1,528)
Sale of other repossessed assets	39	—
Net cash from investing activities	(35,030)	(23,964)
Cash flow from financing activities
Net increase in deposit accounts	29,997	29,326
Net change in short-term borrowings	352	(9,342)
Proceeds from Federal Home Loan Bank advances	17,500	2,400
Repayments of Federal Home Loan Bank advances	(13,612)	(2,050)
Dividends paid	(1,148)	(1,065)
Net cash from financing activities	33,089	19,269
Increase in cash or cash equivalents	3,083	580
Cash and cash equivalents, beginning of period	9,461	7,772
Cash and cash equivalents, end of period	$12,544	$8,352
Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$3,048	$2,102
Federal income taxes	675	645
Non-cash items:
Transfer from loans held for sale to portfolio	—	75
Issuance of treasury stock for stock awards	89	59
Right of use assets obtained in exchange for lease liabilities	582	—
Acquisition of Peoples:
Consideration paid	$10,405
Noncash assets acquired:
Certificates of deposit in other financial institutions	11,839
Securities, available-for-sale	4,051
Federal bank and other restricted stocks, at cost	154
Loans, net	55,320
Premises and equipment	818
Goodwill	836
Core deposit intangible	270
Accrued interest receivable and other assets	140
Total noncash assets acquired	73,428
Liabilities assumed:
Deposits	60,851
Federal funds purchased	2,348
Federal Home Loan Bank advances	491
Other liabilities	166
Total liabilities assumed	63,856
Net noncash assets acquired	9,572
Cash acquired	833

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

Acquisition: At the date of acquisition the Corporation records the assets and liabilities of acquired companies on the Consolidated Balance Sheet at their fair value. The results of operations for acquired companies are included in the Corporation’s Consolidated Statements of Income beginning at the acquisition date. Expenses arising from acquisition activities are recorded in the Consolidated Statements of Income during the periods incurred.

Reclassifications: Certain items in prior financial statements have been reclassified to conform to the current presentation. Any reclassifications had no impact on prior year net income or shareholders’ equity.

Adoption of New Accounting Standards: In February 2016, FASB issued accounting standards update (ASU) 2016-02, Leases (Topic 842). This ASU requires all organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Additional qualitative and quantitative disclosures are required so users can understand more about the nature of an entity’s leasing activities. The new guidance was effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2018. The Corporation has several lease agreements, such as branch locations, which were previously considered operating leases, and therefore, not recognized on the Corporation’s consolidated condensed statements of financial condition. The new guidance requires these lease agreements to now be recognized on the consolidated condensed statements of financial condition as a right-of-use asset and a corresponding lease liability. As of July 1, 2019, the Corporation adopted ASU 2016-02 using the modified retrospective method. There was no cumulative-effect adjustment to the opening balance of retained earnings for the period of adoption. As of March 31, 2020, the Corporation had contractual operating lease commitments of $500.

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

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 2 – Acquisition

On June 14, 2019, the Corporation entered into an Agreement and Plan of Merger with Peoples Bancorp of Mt. Pleasant, Inc. (Peoples) and its wholly owned subsidiary, The Peoples National Bank of Mount Pleasant (Peoples Bank). On January 1, 2020, Consumers completed the acquisition by merger of Peoples in a stock and cash transaction for an aggregate consideration of approximately $10,405. In connection with the acquisition, the Corporation issued 269,920 shares of common stock and paid $5,128 in cash to the former shareholders of Peoples. Immediately following the merger, Peoples Bank, was merged into the Corporation’s banking subsidiary, Consumers National Bank.

On December 31, 2019, Peoples had approximately $72,016 in total assets, $55,273 in loans and $60,826 in deposits at its three banking centers located in Mt. Pleasant, Adena, and Dillonvale, Ohio. The assets and liabilities of Peoples were recorded on the Corporation’s Balance Sheet at their estimated fair values as of January 1, 2020, the acquisition date, and Peoples’ results of operations are included in the Corporation’s Consolidated Statements of Income beginning on that date.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition of Peoples. Core deposit intangible will be amortized over ten years on a straight-line basis. Goodwill will not be amortized, but instead will be evaluated for impairment.

Consideration Paid		$10,405
Net assets acquired:
Cash and cash equivalents	$833
Certificates of deposit in other financial institutions	11,839
Securities, available-for-sale	4,051
Federal bank and other restricted stocks, at cost	154
Loans, net	55,320
Premises and equipment	818
Core deposit intangible	270
Accrued interest receivable and other assets	140
Noninterest-bearing deposits	(11,979)
Interest-bearing deposits	(48,872)
Federal funds purchased	(2,348)
Federal Home Loan Bank advances	(491)
Other liabilities	(166)
Total net assets acquired		9,569
Goodwill		$836

The acquired assets and liabilities were measured at estimated fair values. Management made certain estimates and exercised judgement in accounting for the acquisition. The fair value of loans was estimated using discounted contractual cash flows. The book balance of the loans at the time of the acquisition was $55,273 before considering Peoples’ allowance for loan losses, which was not carried over. The fair value disclosed above reflects a credit-related adjustment of $(890) and an adjustment for other factors of $937. Loans evidencing credit deterioration since origination, purchased credit impaired loans, included in loans receivable were immaterial. Acquisition costs of $433 were recorded during the third quarter of fiscal year 2020 and $755 for the nine-month period ended March 31, 2020. The fair value measurements of assets acquired and liabilities assumed are subject to refinement for up to one year after the closing date of the acquisition as additional information relative to closing date fair values becomes available.

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 3 – Securities

Available –for-Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2020
U.S. Treasury	$1,747	$14	$—	$1,761
Obligations of U.S. government-sponsored entities and agencies	10,574	290	—	10,864
Obligations of state and political subdivisions	56,969	1,969	(5)	58,933
U.S. Government-sponsored mortgage-backed securities–residential	55,248	1,822	(1)	57,069
U.S. Government-sponsored mortgage-backed securities– commercial	1,397	6	——	1,403
U.S. Government-sponsored collateralized mortgage obligations– residential	9,007	346	—	9,353
Total available-for-sale securities	$134,942	$4,447	$(6)	$139,383

Held-to-Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
March 31, 2020
Obligations of state and political subdivisions	$3,580	$212	$—	$3,792
Total held-to-maturity securities	$3,580	$212	$—	$3,792

Available–for-Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2019
Obligations of U.S. government-sponsored entities and agencies	$19,227	$287	$(1)	$19,513
Obligations of state and political subdivisions	56,405	1,557	(33)	57,929
U.S. Government-sponsored mortgage-backed securities – residential	56,309	450	(448)	56,311
U.S. Government-sponsored collateralized mortgage obligations – residential	10,087	198	(28)	10,257
Total available-for-sale securities	$142,028	$2,492	$(510)	$144,010

Held-to-Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
June 30, 2019
Obligations of state and political subdivisions	$3,786	$35	$—	$3,821
Total held-to-maturity securities	$3,786	$35	$—	$3,821

Proceeds from the sale and call of available-for-sale securities were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Proceeds from sales	$5,731	$2,772	$11,841	$7,670
Gross realized gains	121	12	231	606
Gross realized losses	—	11	—	45

The income tax provision related to the net realized gains amounted to $26 and $49 for the three and nine months ended March 31, 2020. The income tax provision related to net realized gains amounted to $118 for the nine months ended March 31, 2019.

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The amortized cost and fair values of debt securities at March 31, 2020, by expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

Available-for-Sale	Amortized Cost	Estimated Fair Value
Due in one year or less	$8,341	$8,401
Due after one year through five years	15,554	15,963
Due after five years through ten years	13,703	14,023
Due after ten years	31,692	33,171
Total	69,290	71,558

U.S. Government-sponsored mortgage-backed and related securities	65,652	67,825
Total available-for-sale securities	$134,942	$139,383

Held-to-Maturity
Due after five years through ten years	$412	$430
Due after ten years	3,168	3,362
Total held-to-maturity securities	$3,580	$3,792

The following table summarizes the securities with unrealized losses at March 31, 2020 and June 30, 2019, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or more		Total
Available-for-sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2020
Obligations of states and political subdivisions	$1,357	$(5)	$—	$—	$1,357	$(5)
U.S. Government-sponsored mortgage-backed securities – residential	—	—	648	(1)	648	(1)
Total temporarily impaired	$1,357	$(5)	$648	$(1)	$2,005	$(6)

	Less than 12 Months		12 Months or more		Total
Available-for-sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2019
Obligations of U.S. government-sponsored entities and agencies	$—	$—	$998	$(1)	$998	$(1)
Obligations of states and political subdivisions	—	—	5,201	(33)	5,201	(33)
U.S. Government-sponsored mortgage-backed securities – residential	—	—	36,362	(448)	36,362	(448)
U.S. Government-sponsored collateralized mortgage obligations - residential	—	—	3,277	(28)	3,277	(28)
Total temporarily impaired	$—	$—	$45,838	$(510)	$45,838	$(510)

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

The unrealized losses within the securities portfolio as of March 31, 2020 have not been recognized into income because the decline in fair value is not attributed to credit quality and management does not intend to sell, and it is not likely that management will be required to sell, the securities prior to their anticipated recovery. The decline in fair value within the securities portfolio is largely due to changes in municipal and mortgage backed security spreads and the fair value is expected to recover. The mortgage-backed securities and collateralized mortgage obligations were primarily issued by Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support. The Corporation does not own any private label mortgage-backed securities.

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 4 – Loans

Major classifications of loans were as follows:

	March 31, 2020	June 30, 2019
Commercial	$85,848	$80,453
Commercial real estate:
Construction	16,673	16,120
Other	229,329	195,269
1 – 4 Family residential real estate:
Owner occupied	87,631	55,941
Non-owner occupied	19,391	14,517
Construction	7,417	1,931
Consumer	21,563	5,150
Subtotal	467,852	369,381
Net Deferred loan fees and costs	(48)	(206)
Allowance for loan losses	(4,468)	(3,788)
Net Loans	$463,336	$365,387

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2020:

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total

Allowance for loan losses:
Beginning balance	$766	$2,652	$615	$62	$4,095
Provision for loan losses	25	203	116	101	445
Loans charged-off	—	—	—	(91)	(91)
Recoveries	—	1	1	17	19
Total ending allowance balance	$791	$2,856	$732	$89	$4,468

The following table presents the activity in the allowance for loan losses by portfolio segment for the nine months ended March 31, 2020:

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total

Allowance for loan losses:
Beginning balance	$660	$2,575	$494	$59	$3,788
Provision for loan losses	131	278	236	115	760
Loans charged-off	—	—	—	(114)	(114)
Recoveries	—	3	2	29	34
Total ending allowance balance	$791	$2,856	$732	$89	$4,468

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2019:

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total

Allowance for loan losses:
Beginning balance	$622	$2,397	$496	$54	$3,569
Provision for loan losses	—	102	5	(2)	105
Loans charged-off	—	(25)	—	(9)	(34)
Recoveries	—	7	2	7	16
Total ending allowance balance	$622	$2,481	$503	$50	$3,656

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

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2020. Included in the recorded investment in loans is $1,045 of accrued interest receivable.

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1	$8	$—	$—	$9
Acquired loans collectively evaluated for impairment	—	13	37	—	50
Originated loans collectively evaluated for impairment	790	2,835	695	89	4,409
Total ending allowance balance	$791	$2,856	$732	$89	$4,468

Recorded investment in loans:
Loans individually evaluated for impairment	$177	$1,063	$284	$—	$1,524
Acquired loans collectively evaluated for impairment	1,527	9,462	27,562	13,519	52,070
Originated loans collectively evaluated for impairment	84,275	235,513	87,363	8,104	415,255
Total ending loans balance	$85,979	$246,038	$115,209	$21,623	$468,849

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

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents information related to unpaid principal balance, recorded investment and interest income associated with loans individually evaluated for impairment by class of loans as of March 31, 2020 and for the nine months ended March 31, 2020:

	As of March 31, 2020			Nine Months ended March 31, 2020
	Unpaid		Allowance for Loan	Average	Interest	Cash Basis
	Principal	Recorded	Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial	$21	$21	$—	$5	$—	$—
Commercial real estate:
Other	933	846	—	415	88	88
1-4 Family residential real estate:
Owner occupied	79	42	—	27	7	7
Non-owner occupied	288	242	—	251	—	—
With an allowance recorded:
Commercial	155	156	1	164	7	7
Commercial real estate:
Other	214	217	8	218	10	10
Total	$1,690	$1,524	$9	$1,080	$112	$112

The following table presents information related to average recorded investment and interest income associated with loans individually evaluated for impairment by class of loans for the three months ended March 31, 2020:

	Average	Interest	Cash Basis
	Recorded	Income	Interest
	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial	$14	$—	$—
Commercial real estate:
Other	641	1	1
1-4 Family residential real estate:
Owner occupied	31	—	—
Non-owner occupied	244	—	—
With an allowance recorded:
Commercial	158	2	2
Commercial real estate:
Other	216	4	4
Total	$1,304	$7	$7

The following table presents information related to unpaid principal balance, recorded investment and interest income associated with loans individually evaluated for impairment by class of loans as of June 30, 2019 and for the nine months ended March 31, 2019:

	As of June 30, 2019			Nine Months ended March 31, 2019
	Unpaid		Allowance for Loan	Average	Interest	Cash Basis
	Principal	Recorded	Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial	$—	$—	$—	$100	$5	$5
Commercial real estate:
Other	580	436	—	1,176	28	28
1-4 Family residential real estate:
Owner occupied	124	93	—	98	—	—
Non-owner occupied	297	264	—	283	—	—
With an allowance recorded:
Commercial real estate:
Other	221	222	7	227	10	10
Commercial	173	174	2	—	—	—
Total	$1,395	$1,189	$9	$1,884	$43	$43

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

The following table presents the recorded investment in non-accrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2020 and June 30, 2019:

	March 31, 2020		June 30, 2019
		Loans Past Due		Loans Past Due
		Over 90 Days		Over 90 Days
		Still		Still
	Non-accrual	Accruing	Non-accrual	Accruing
Commercial	$22	$—	$—	$—
Commercial real estate:
Other	797	—	436	—
1 – 4 Family residential:
Owner occupied	36	—	85	—
Non-owner occupied	242	—	264	—
Consumer	—	13	—	—
Total	$1,097	$13	$785	$—

Non-accrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the aging of the recorded investment in past due loans as of March 31, 2020 by class of loans:

	Days Past Due
	30 - 59	60 - 89	90 Days or	Total	Loans Not
	Days	Days	Greater	Past Due	Past Due	Total
Commercial	$—	$21	$—	$21	$85,958	$85,979
Commercial real estate:
Construction	—	—	—	—	16,656	16,656
Other	1,126	4	628	1,758	227,624	229,382
1-4 Family residential:
Owner occupied	722	15	35	772	87,538	88,310
Non-owner occupied	—	—	—	—	19,402	19,402
Construction	—	—	—	—	7,497	7,497
Consumer	248	62	13	323	21,300	21,623
Total	$2,096	$102	$676	$2,874	$465,975	$468,849

The above table of past due loans includes the recorded investment in non-accrual loans of $27 in the 60-89 days category, $663 in the 90 days or greater category and $407 in the loans not past due category.

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

Troubled Debt Restructurings (TDR):

The Corporation has certain loans that have been modified in order to maximize collection of loan balances that are classified as TDRs. A modified loan is usually classified as a TDR if, for economic reasons, management grants a concession to the original terms and conditions of the loan to a borrower who is experiencing financial difficulties that it would not have otherwise considered. In response to COVID-19, on March 22, 2020 the Corporation adopted a loan modification program to assist borrowers impacted by the virus. The program is available to most borrowers whose loan was not past due on March 22, 2020, the date this loan modification program was adopted. The program offers principal and interest payment deferrals for up to 90 days or interest only payments for up to 90 days. Interest will be deferred but will continue to accrue during the deferment period and the maturity date on amortizing loans will be extended by the number of months the payment was deferred. Consistent with issued regulatory guidance, modifications made under this program in response to COVID-19 will not be classified as TDRs. As of March 31, 2020, there were 32 commercial loans with an outstanding balance of $16,116, five mortgage loans with an outstanding balance of $307 and 16 consumer loans with an outstanding balance of $252 that were granted 90 days of payment deferrals under the loan modification program that was adopted in response to COVID-19 that are not classified as TDRs.

As of March 31, 2020 and June 30, 2019, the Corporation had $673 and $725, respectively, of loans classified as TDRs which are included in impaired loans above. As of March 31, 2020, the Corporation had not committed to lend any additional funds to customers with outstanding loans that were classified as troubled debt restructurings. As of June 30, 2019, the Corporation had committed to lend an additional $9 to customers with outstanding loans that were classified as troubled debt restructurings. As of March 31, 2020 and June 30, 2019, the Corporation had $9 of specific reserves allocated to these loans.

During the three and nine-month periods ended March 31, 2020, there were no loan modifications completed that were classified as troubled debt restructurings. There were no charge offs from troubled debt restructurings that were completed during the three and nine-month periods ended March 31, 2020.

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

There were no loans classified as troubled debt restructurings for which there was a payment default within 12 months following the modification during the three and nine-month periods ended March 31, 2020 and 2019. A loan is considered in payment default once it is 90 days contractually past due under the modified terms.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered pass rated loans. Loans listed as not rated are either less than $100 or are included in groups of homogeneous loans. Generally, 1-4 Family Residential and Consumer loans are not risk rated, except when collateral is used for a business purpose. These loans are evaluated based on delinquency status, which are disclosed in the previous table within this footnote. Based on the most recent analysis performed, the recorded investment by risk category of loans by class of loans was as follows:

	As of March 31, 2020
		Special			Not
	Pass	Mention	Substandard	Doubtful	Rated
Commercial	$81,123	$186	$4,348	$21	$301
Commercial real estate:
Construction	16,656	—	—	—	—
Other	219,075	2,573	5,205	797	1,732
1-4 Family residential real estate:
Owner occupied	1,971	—	334	2	86,003
Non-owner occupied	18,444	190	229	242	297
Construction	1,683	—	—	—	5,814
Consumer	76	—	—	—	21,547
Total	$339,028	$2,949	$10,116	$1,062	$115,694

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

Assets and liabilities measured at fair value on a recurring basis are summarized below, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements at March 31, 2020 Using
	Balance at March 31, 2020	Level 1	Level 2	Level 3
Assets:
U.S. Treasury	$1,761	$—	$1,761	$—
Obligations of U.S. government-sponsored entities and agencies	10,864	—	10,864	—
Obligations of states and political subdivisions	58,933	—	58,933	—
U.S. Government-sponsored mortgage-backed securities – residential	57,069	—	57,069	—
U.S. Government-sponsored mortgage-backed securities – commercial	1,403	—	1,403	—
U.S. Government-sponsored collateralized mortgage obligations - residential	9,353	—	9,353	—

		Fair Value Measurements at June 30, 2019 Using
	Balance at June 30, 2019	Level 1	Level 2	Level 3
Assets:
Securities available-for-sale:
Obligations of government-sponsored entities	$19,513	$—	$19,513	$—
Obligations of states and political subdivisions	57,929	—	57,929	—
U.S. Government-sponsored mortgage-backed securities - residential	56,311	—	56,311	—
U.S. Government-sponsored collateralized mortgage obligations	10,257	—	10,257	—

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

There were no transfers between Level 1 and Level 2 during the three or nine-month periods ended March 31, 2020 or 2019.

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

Other Real Estate and Repossessed Assets Owned: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Real estate owned properties and other repossessed assets, which are primarily vehicles, are evaluated on a quarterly basis for additional impairment and adjusted accordingly. There was no other real estate owned or other repossessed assets being carried at fair value as of March 31, 2020 or June 30, 2019.

There were no financial assets measured at fair value on a non-recurring basis at March 31, 2020. Financial assets measured at fair value on a non-recurring basis at June 30, 2019 are summarized below:

		Fair Value Measurements at June 30, 2019 Using
	Balance at June 30, 2019	Level 1	Level 2	Level 3
Impaired loans:
Commercial Real Estate – Other	$59	$—	$—	$59

Impaired loans, measured for impairment using the fair value of the collateral, had a recorded investment of $59, with no valuation allowance at June 30, 2019. There was no impact to the provision for loan losses for the three and nine-month periods ended March 31, 2020. The resulting impact to the provision for loan losses was an increase of $25 being recorded for the three months ended March 31, 2019 and $80 for the nine months ended March 31, 2019.

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
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table shows the estimated fair values of financial instruments that are reported at amortized cost in the Corporation’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	March 31, 2020		June 30, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Level 1 inputs:
Cash and cash equivalents	$12,544	$12,544	$9,461	$9,461
Level 2 inputs:
Certificates of deposits in other financial institutions	11,908	11,964	1,983	1,983
Loans held for sale	1,830	1,869	1,657	1,687
Accrued interest receivable	1,861	1,861	1,607	1,607
Level 3 inputs:
Securities held-to-maturity	3,580	3,792	3,786	3,821
Loans, net	463,336	471,410	365,387	366,911
Financial Liabilities:
Level 2 inputs:
Demand and savings deposits	434,440	434,440	359,969	359,969
Time deposits	128,582	129,502	112,205	112,841
Short-term borrowings	6,386	6,386	3,686	3,686
Federal Home Loan Bank advances	27,079	27,130	22,700	22,596
Accrued interest payable	157	157	132	132

Note 6 – Earnings Per Share

Basic earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period and is equal to net income divided by the weighted average number of shares outstanding during the period.  Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares that may be issued upon the vesting of restricted stock awards. There were 1,786 and 2,863 shares of restricted stock that were anti-dilutive for the three- and nine-month periods ended March 31, 2020. There were 7,121 and 999 shares of restricted stock that were anti-dilutive for the three and nine-month periods ended March 31, 2019. The following table details the calculation of basic and diluted earnings per share:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2020	2019	2020	2019
Basic:
Net income available to common shareholders	$1,018	$1,035	$3,961	$4,557
Weighted average common shares outstanding	3,003,205	2,730,376	2,828,427	2,730,887
Basic income per share	$0.34	$0.38	$1.40	$1.67
Diluted:
Net income available to common shareholders	$1,018	$1,035	$3,961	$4,557
Weighted average common shares outstanding	3,003,205	2,730,376	2,828,427	2,730,887
Dilutive effect of restricted stock	—	—	—	—
Total common shares and dilutive potential common shares	3,003,205	2,730,376	2,828,427	2,730,887
Dilutive income per share	$0.34	$0.38	$1.40	$1.67

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 7 –Accumulated Other Comprehensive Income (Loss)

The components of other comprehensive income related to unrealized gains and losses on available-for-sale securities for the three and nine-month periods ended March 31, 2020 and 2019, were as follows:

	Pretax	Tax Effect	After-tax	Affected Line Item in Consolidated Statements of Income
Balance as of December 31, 2019	$2,662	$(560)	$2,102
Unrealized holding loss on available-for-sale securities arising during the period	1,900	(399)	1,501
Amounts reclassified from accumulated other comprehensive income	(121)	26	(95)	(a)(b)
Net current period other comprehensive loss	1,779	(373)	1,406
Balance as of March 31, 2020	$4,441	$(933)	$3,508

Balance as of December 31, 2018	$(1,735)	$364	$(1,371)
Unrealized holding gain on available-for-sale securities arising during the period	1,946	(410)	1,536
Amounts reclassified from accumulated other comprehensive income	(1)	—	(1)	(a)(b)
Net current period other comprehensive income	1,945	(410)	1,535
Balance as of March 31,2019	$210	$(46)	$164

	Pretax	Tax Effect	After-tax	Affected Line Item in Consolidated Statements of Income
Balance as of June 30, 2019	$1,982	$(416)	$1,566
Unrealized holding gain on available-for-sale securities arising during the period	2,690	(566)	2,124
Amounts reclassified from accumulated other comprehensive income	(231)	49	(182)	(a)(b)
Net current period other comprehensive income	2,459	(517)	1,942
Balance as of March 31, 2020	$4,441	$(933)	$3,508

Balance as of June 30, 2018	$(2,069)	$434	$(1,635)
Unrealized holding gain on available-for-sale securities arising during the period	2,840	(598)	2,242
Amounts reclassified from accumulated other comprehensive income	(561)	118	(443)	(a)(b)
Net current period other comprehensive income	2,279	(480)	1,799
Balance after reclassification as of March 31, 2019	$210	$(46)	$164

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

The following table presents the Corporation's sources of noninterest income for the three and nine months ended March 31, 2020 and 2019.

	For the three months ended March 31,		For the nine months ended March 31,
	2020	2019	2020	2019
Noninterest income
In scope of Topic 606:
Service charges on deposit accounts	$355	$298	$1,088	$935
Debit card interchange income	367	338	1,142	1,065
Other income	78	66	543	196

Noninterest income (in scope of Topic 606)	800	702	2,773	2,196
Noninterest income (out-of-scope of Topic 606)	307	158	828	1,103

Total noninterest income	$1,107	$860	$3,601	$3,299

Note 9 – Leases

Effective July 1, 2019, the Corporation adopted ASU 2016-02, Leases (Topic 842). As of March 31, 2020, the Corporation leases real estate for six office locations and various equipment under operating lease agreements. The lease agreements have maturity dates ranging from one year or less to September 1, 2028, including extension periods. Lease agreements for four locations have a lease term of 12 months or less and are therefore considered short-term leases and are exempt from Topic 842. The weighted average remaining life of the lease term for the leases with a term over 12 months was 54.92 months as of March 31,2020.

Costs associated with operating leases accounted for under Topic 842 were $27 and $82 for the three- and nine-month periods ended March 31, 2020, respectively. The costs of short-term leases were $22 and $66 for the three- and nine-month periods ended March 31, 2020, respectively. The right-of-use asset, included in premises and equipment, and lease liability, included in other liabilities, were $500 as of March 31, 2020.

Total estimated rental commitments for the operating leases within the scope of Topic 842 were as follows as of March 31, 2020:

Period Ending June 30
2020	$27
2021	105
2022	95
2023	76
2024	51
Thereafter	146
Total	$500

Note 10 – COVID-19

In December 2019, a novel strain of coronavirus surfaced in Wuhan, China, and has spread around the world, resulting in business and social disruption. The coronavirus was declared a Pandemic by the World Health Organization on March 11, 2020. The operations and business results of the Corporation could be materially adversely affected. The extent to which the coronavirus may impact business activity or investment results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions required to contain the coronavirus or treat its impact, among others. As a result of the economic shutdown engineered to slow down the spread of COVID-19, the ability of our customers to make payments on loans could be adversely impacted, resulting in elevated loan losses and an increase in the Corporation’s allowance for loan losses. Additionally, it is reasonably possible future evaluations of the carrying amount of goodwill could result in a conclusion that goodwill is impaired.

CONSUMERS BANCORP, INC.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share data)

General

The following is management’s analysis of the Corporation’s results of operations for the three and nine-month periods ended March 31, 2020, compared to the same period in 2019, and the consolidated balance sheet at March 31, 2020, compared to June 30, 2019. This discussion is designed to provide a more comprehensive review of the operating results and financial condition than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

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

On January 1, 2020, the Corporation completed the acquisition by merger of Peoples Bancorp of Mt. Pleasant, Inc. (Peoples) in a stock and cash transaction for an aggregate consideration of approximately $10,405. In connection with the acquisition, the Corporation issued 269,920 shares of common stock and paid $5,128 in cash to the former shareholders of Peoples. On December 31, 2019, Peoples had approximately $72,016 in total assets, $55,273 in loans and $60,826 in deposits at its three banking centers located in Mt. Pleasant, Adena, and Dillonvale, Ohio.

COVID-19 Pandemic

In response to COVID-19, management is actively pursuing multiple avenues to assist customers during these uncertain times. For commercial borrowers, the Coronavirus Aid, Relief and Economic Security Act (the CARES Act) includes two key SBA initiatives to assist small businesses. The first SBA program is the Paycheck Protection Program (PPP) that was designed to provide a direct incentive for small businesses to keep their workers on the payroll. The SBA will forgive loans obtained under this program if the borrower keeps all employees on the payroll for eight weeks and the money is used for payroll, rent, mortgage interest, or utilities. PPP loan commitments of approximately $63,450 for 492 customers were obtained through April 30, 2020. The second SBA program is the Subsidy for Certain Loan Payments in which the SBA will pay the principal, interest, and any associated fees the borrower owes on certain SBA loans for a six-month period. As of March 31, 2020, the Corporation had $17,513 of SBA loans which are eligible for payment assistance from the SBA. Management has been working with these borrowers to secure the principal and interest payments from the SBA.

Additionally, on March 22, 2020 the Corporation adopted a loan modification program to assist borrowers impacted by COVID-19. The program is available to most borrowers whose loan was not past due on March 22, 2020, the date this loan modification program was adopted. The program offers principal and interest payment deferrals for up to 90 days or interest only payments for up to 90 days. Interest will be deferred but will continue to accrue during the deferment period and the maturity date on amortizing loans will be extended by the number of months the payment was deferred. Consistent with issued regulatory guidance, modifications made under this program in response to COVID-19 will not be classified as troubled debt restructurings. As of March 31, 2020, 32 commercial loans with an outstanding balance of $16,116, five mortgage loans with an outstanding balance of $307 and 16 consumer loans with an outstanding balance of $252 were granted 90 days of payment deferrals. As of April 30, 2020, 258 commercial loans with an outstanding balance of $74,167, 42 mortgage loans with an outstanding balance of $4,080, three home equity lines of credit with an outstanding balance of $194, and 71 consumer loans with an outstanding balance of $788 were granted 90 days of payment deferrals.

We are also assisting customers by waiving late charges, refunding NSF and overdraft fees, and waiving CD prepayment penalties for customers experiencing financial hardship due to COVID-19. The consumer reserve personal line of credit has been redesigned to provide easier access and a lower initial rate on this unsecured line of credit that is linked to a personal checking account. Commercial customers are encouraged to access available funds on their lines of credit and we expect to provide emergency commercial lines of credit to qualified borrowers in order to assist borrowers in meeting payroll and other recurring fixed expenses.

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations (continued)

(Dollars in thousands, except per share amounts)

Results of Operations

Three- and Nine-Month Periods Ended March 31, 2020 and 2019

Net income for the third quarter of fiscal year 2020 was $1,018, or $0.34 per common share, compared to $1,035, or $0.38 per common share for the three months ended March 31, 2019. The following are key highlights of our results of operations for the three months ended March 31, 2020 compared to the prior fiscal year comparable period:

●

net interest income increased by $1,352 to $5,594, or by 31.9%, in the third quarter of fiscal year 2020 from the same prior year period primarily as a result of an increase in average interest earning assets acquired as a result of the Peoples acquisition as well as organic growth;

●

a $445 provision for loans loss expense was recorded in the third quarter of fiscal year 2020, or an increase of $340 from the prior year, primarily due to the deterioration in the economic environment as a result of the impact of COVID-19 and higher loan balances as a result of organic loan growth;

●

noninterest income increased by $247, or 28.7%, in the third quarter of fiscal year 2020 from the same prior year period as a result of increases in service charges on deposit accounts, gains from the sale of mortgage loans and debit card interchange income. Also, a $121 gain from the sale or call of securities was recognized during the third quarter of fiscal year 2020; and

●

noninterest expenses increased by $1,262, or 33.1%, in the third quarter of fiscal year 2020 from the same prior year period and included $433 of expenses associated with the Peoples merger and a full quarter of expenses associated with the three new office locations and additional staff gained as a result of the merger with Peoples.

In the first nine months of fiscal year 2020, net income was $3,961, or $1.40 per common share, compared to $4,557, or $1.67 per common share for the nine months ended March 31, 2019. The following are key highlights of our results of operations for the nine months ended March 31, 2020:

●	net interest income increased by $2,156 to $15,071, or by 16.7%, in the first nine months of fiscal year 2020 from the same prior year period;
●	a provision for loan loss expense of $760 was recorded in the first nine months of fiscal year 2020 compared with a negative provision for loan loss expense of $555 during the same prior year period;
●

noninterest income increased by $302, or 9.2%, in the first nine months of fiscal year 2020 from the same prior year period and included $324 of income recognized as a result of proceeds received from a bank owned life insurance policy claim. Additionally, a $231 gain from the sale or call of securities was recognized during the first nine months of fiscal year 2020 compared with a $561 gain for the same prior year period; and

●

noninterest expenses increased by $1,938, or 17.0%, in the first nine months of fiscal year 2020 from the same prior year period and included $755 of expenses associated with the Peoples merger and a full quarter of expenses associated with the three new office locations and additional staff gained as a result of the merger with Peoples.

Return on average equity and return on average assets were 9.53% and 0.90%, respectively, for the first nine months of fiscal year 2020 compared to 13.34% and 1.19%, respectively, for the same prior year period.

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

The Corporation’s net interest margin was 3.76% for the three months ended March 31, 2020, compared with 3.57% for the same period in 2019. FTE net interest income for the three months ended March 31, 2020 increased by $1,360, or 31.5%, to $5,672 from $4,312 for the same prior year period.

Tax-equivalent interest income for the three months ended March 31, 2020 increased by $1,495, or 28.8%, from the same prior year period. Interest income was positively impacted by a $121,331, or 24.9%, increase in average interest-earning assets from the same prior year period due to the assets acquired as a result of the Peoples acquisition as well as organic growth.

Interest expense for the three months ended March 31, 2020 increased by $135, or 15.4%, from the same prior year period primarily as a result of interest-bearing liabilities assumed as a result of the Peoples acquisition that was partially offset by a reduction in deposit and borrowing costs. The Corporation’s cost of funds was 0.92% for the three months ended March 31, 2020 compared with 1.00% for the same prior year period.

The Corporation’s net interest margin was 3.68% for the nine months ended March 31, 2020, compared with 3.63% for the same period in 2019. FTE net interest income for the nine months ended March 31,2020 increased by $2,123, or 16.1%, to $15,304 from $13,181 for the same prior year period.

Tax-equivalent interest income for the nine months ended March 31, 2020 increased by $2,990, or 19.5%, from the same prior year period. Interest income was positively impacted by a $76,032, or 15.8%, increase in average interest-earning assets from the same prior year period. Additionally, the Corporation’s yield on average interest-earning assets increased to 4.41% for the nine months ended March 31, 2020 from 4.23% for the same period last year. The yield on average interest-earning assets was positively impacted by a 0.10% increase in the yield on loans. Additionally, the yield on average interest-earning assets was positively impacted by a change in the earning asset mix with higher yielding loans increasing and lower yielding securities decreasing.

Interest expense for the nine months ended March 31, 2020 increased by $867 from the same prior year period. The Corporation’s cost of funds was 1.00% for the nine months ended March 31, 2020 compared with 0.83% for the same prior year period. The higher short-term market interest and deposit rates throughout the first two quarters of fiscal year 2020 had an impact on the rates paid on interest-bearing deposit products and Federal Home Loan Bank (FHLB) advances.

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations (continued)

(Dollars in thousands, except per share amounts)

Average Balance Sheets and Analysis of Net Interest Income for the Three Months Ended March 31, (In thousands, except percentages)
	2020			2019
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Taxable securities	$81,069	$488	2.45%	$85,932	$566	2.63%
Nontaxable securities (1)	58,979	464	3.28	60,207	470	3.17
Loans receivable (1)	453,887	5,655	5.01	337,350	4,118	4.95
Federal bank and other restricted stocks	1,926	16	3.34	1,459	19	5.28
Interest bearing deposits and federal funds sold	13,503	61	1.82	3,085	16	2.10
Total interest-earning assets	609,364	6,684	4.43%	488,033	5,189	4.30%

Noninterest-earning assets	33,412			30,751

Total Assets	$642,776			$518,784

Interest-bearing liabilities:
NOW	$81,093	$90	0.45%	$77,328	$124	0.65%
Savings	207,490	221	0.43	158,476	188	0.48
Time deposits	129,300	607	1.89	97,123	437	1.82
Short-term borrowings	4,707	14	1.20	2,731	10	1.49
FHLB advances	19,424	80	1.66	19,588	118	2.44
Total interest-bearing liabilities	442,014	1,012	0.92%	355,246	877	1.00%

Noninterest-bearing liabilities:
Noninterest-bearing checking accounts	135,822			111,616
Other liabilities	4,780			4,331
Total liabilities	582,616			471,193
Shareholders’ equity	60,160			47,591

Total liabilities and shareholders’ equity	$642,776			$518,784

Net interest income, interest rate spread (1)		$5,672	3.51%		$4,312	3.30%

Net interest margin (net interest as a percent of average interest-earning assets) (1)			3.76%			3.57%

Federal tax exemption on non-taxable securities and loans included in interest income		$78			$70

Average interest-earning assets to interest-bearing liabilities	137.86%			137.38%

(1) calculated on a fully taxable equivalent basis utilizing a statutory federal income tax rate of 21.0%

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations (continued)

(Dollars in thousands, except per share amounts)

Average Balance Sheets and Analysis of Net Interest Income for the Nine Months Ended March 31, (In thousands, except percentages)
	2020			2019
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Taxable securities	$81,285	$1,478	2.44%	$85,679	$1,641	2.49%
Nontaxable securities (1)	60,355	1,413	3.22	59,891	1,434	3.17
Loans receivable (1)	405,812	15,283	5.01	329,008	12,132	4.91
Federal bank and other restricted stocks	1,791	56	4.16	1,459	63	5.75
Interest bearing deposits and federal funds sold	7,370	103	1.86	4,544	73	2.14
Total interest-earning assets	556,613	18,333	4.41%	480,581	15,343	4.23%

Noninterest-earning assets	31,870			30,905

Total Assets	$588,483			$511,486

Interest-bearing liabilities:
NOW	$82,580	$366	0.59%	$81,242	$387	0.63%
Savings	181,224	653	0.48	161,406	501	0.41
Time deposits	117,875	1,754	1.98	85,771	993	1.54
Short-term borrowings	4,367	38	1.16	3,463	38	1.46
FHLB advances	15,797	218	1.84	16,883	243	1.92
Total interest-bearing liabilities	401,843	3,029	1.00%	348,765	2,162	0.83%

Noninterest-bearing liabilities:
Noninterest-bearing checking accounts	126,750			112,918
Other liabilities	4,587			4,310
Total liabilities	533,180			465,993
Shareholders’ equity	55,303			45,493

Total liabilities and shareholders’ equity	$588,483			$511,486

Net interest income, interest rate spread (1)		$15,304	3.41%		$13,181	3.40%

Net interest margin (net interest as a percent of average interest-earning assets) (1)			3.68%			3.63%

Federal tax exemption on non-taxable securities and loans included in interest income		$233			$266

Average interest-earning assets to interest-bearing liabilities	138.52%			137.80%

(1) calculated on a fully taxable equivalent basis utilizing a statutory federal income tax rate of 21.0%

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations (continued)

(Dollars in thousands, except per share amounts)

Provision for Loan Losses

The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable incurred credit losses in the Bank’s loan portfolio that have been incurred at each balance sheet date. For the three-month period ended March 31, 2020, the provision for loan losses was $445 compared with $105 for the same prior year period. Net charge-offs of $72 were recorded during the three-month period ended March 31, 2020 compared with $18 during the three-month period ended March 31, 2019. The provision for loan loss expense increased in the third quarter of fiscal year 2020 primarily due to the deterioration in the economic environment as a result of the impact of COVID-19 and higher loan balances as a result of organic loan growth.

For the nine-month period ended March 31, 2020, the provision for loan losses was $760 compared with a negative provision for loan loss expense of $555 for the same prior year period. Net charge-offs of $80 were recorded during the nine-month period ended March 31, 2020 compared with recoveries of $789 collected during the nine-month period ended March 31, 2019.

Non-performing loans were $1,110 as of March 31, 2020 compared with $785 as of June 30, 2019 and $817 as of March 31, 2019. The allowance for loan losses as a percentage of loans was 0.95% at March 31, 2020 and 1.03% at June 30, 2019. The ALLL as a percent of total loans on March 31, 2020 declined from the prior year since the acquired loans were recorded at fair value without a related allowance for loan losses. As of March 31, 2020, the ALLL as a percentage of total loans, excluding the loans acquired in the Peoples acquisition, was 1.07%. The provision for loan losses for the period ended March 31, 2020 was considered sufficient by management for maintaining an appropriate allowance for probable incurred credit losses.

Noninterest Income

Noninterest income increased by $247, or 28.7%, for the third quarter of fiscal year 2020 from the same period last year. Noninterest income for the three months ended March 31, 2020 included a $121 gain on sale of securities compared with a $1 gain for the three months ended March 31, 2019. In addition, service charges on deposit accounts increased by $57, or 19.1%, gains from the sale of mortgage loans increased by $30, or 33.0%, and debit card interchange income increased by $29, or 8.6%, for the three months ended March 31, 2020 compared with the same prior year period.

Noninterest income increased by $302, or 9.2%, for the first nine months of fiscal year 2020 from the same period last year. Noninterest income for the nine months ended March 31, 2020 included $324 of income recognized as a result of proceeds received from a bank owned life insurance policy claim. Also, noninterest income included a $231 gain on sale of securities compared with a $561 gain for the nine months ended March 31, 2019. During the 2019 fiscal year, a pooled trust preferred security was sold due to the significant increase in the value of this security. The Corporation does not own any other securities of this type. In addition, service charges on deposit accounts increased by $153, or 16.4%, gains from the sale of mortgage loans increased by $59, or 17.4%, and debit card interchange income increased by $77, or 7.2%, for the nine-month period ended March 31, 2020 compared with the same prior year period. It is anticipated that deposit service charges and debit card interchange income will be lower in the fourth quarter of fiscal year 2020. Deposit service charges are expected to be impacted by refunds of NSF and overdraft charges that are being provided to customers impacted by COVID-19. Also, debit card interchange income and ATM usage fees are expected to be lower due to reduced activity since many customers are staying at home.

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations (continued)

(Dollars in thousands, except per share amounts)

Noninterest Expenses

Total noninterest expenses increased by $1,262, or by 33.1%, for the third quarter of fiscal year 2020 compared with the same period last year. Included in noninterest expenses for the three-month period ended March 31, 2020 are $433 of expenses associated with the merger between Consumers and Peoples. The expenses in the third quarter of fiscal year 2020 associated with the merger were primarily consulting fees that were charged to professional and director fees and severance and retention bonuses that were charged to salaries and employee benefits. Also, salaries and employee benefits increased as a result of additional staff gained as a result of the merger with Peoples and increased incentive expenses. Other noninterest expense categories were impacted by a full quarter of expenses associated with the merger with Peoples from the three new office locations and the increased size of the organization.

Total noninterest expenses increased by $1,938, or 17.0%, for the first nine months of fiscal year 2020 from the same period last year. Included in noninterest expenses for the nine-month period ended March 31, 2020 are $755 of expenses associated with the merger between Consumers and Peoples. The expenses associated with the merger were primarily legal and consulting fees that were charged to professional and director fees, system deconversion files that were charged to data processing expenses and severance and retention bonuses that were charged to salaries and employee benefits. In addition, salaries and employee benefits increased as a result of additional staff gained as a result of the merger with Peoples and increased incentive expenses. Other noninterest expense categories were impacted by a full quarter of expenses associated with the merger with Peoples from the three new office locations and the increased size of the organization. FDIC assessments were positively impacted since the Small Bank Assessment Credits were applied to the current FDIC insurance invoices since the Deposit Insurance Fund reserve ratio was above 1.38%.

Income Taxes

Income tax expense was $164 and $637 for the three- and nine-month periods ended March 31, 2020, respectively compared to $150 and $836 for the three- and nine-month periods ended March 31, 2019, respectively. The effective tax rates were 13.9% for both the three- and nine-month periods ended March 31, 2020 compared with 12.7% and 15.5% for the three- and nine-month periods ended March 31, 2019, respectively. The effective tax rate was lower during the nine-month period ended March 31, 2020 primarily due to tax-free income representing a higher percentage of overall pre-tax income.

Financial Condition

Total assets as of March 31, 2020 were $663,277 compared to $553,936 at June 30, 2019, an increase of $109,341, or an annualized 26.3%. From June 30, 2019, total assets increased by $74,261 due to the acquisition of Peoples and $35,080 due to organic growth.

Total loans increased by $98,629, or an annualized 35.6%, from $369,175 as of June 30, 2019 to $467,804 as of March 31, 2020, of which $43,309, or an annualized 8.8%, was related to organic loan growth. It is anticipated that total loans will increase significantly during the fourth quarter of fiscal year 2020 due to participation in PPP. When the program was initially made available, SBA commitments for approximately $63,450 in PPP loans for 492 customers were obtained through April 30, 2020. It is expected that many of these PPP loans will be forgiven during the June 2020 through September 2020 time period.

As of March 31, 2020, total deposits increased by $90,848, or an annualized 25.6%, from June 30, 2019 of which $29,997, or an annualized 4.8%, was related to organic deposit growth. The Corporation has been able to maintain a favorable deposit mix, with 24.4% in noninterest-bearing deposits, 15.0% in interest bearing demand deposits, 37.8% in savings and money market deposits, and 22.8% in time deposits.

Non-Performing Assets

The following table presents the aggregate amounts of non-performing assets and respective ratios as of the dates indicated.

	March 31, 2020	June 30, 2019	March 31, 2019
Non-accrual loans	$1,097	$785	$817
Loans past due over 90 days and still accruing	13	—	—
Total non-performing loans	1,110	785	817
Other real estate owned	—	—	—
Other repossessed assets	39	—	—
Total non-performing assets	$1,149	$785	$817

Non-performing loans to total loans	0.24%	0.21%	0.24%
Allowance for loan losses to total non-performing loans	402.52%	482.55%	447.49%

As of March 31, 2020, impaired loans totaled $1,524, of which $1,097 are included in non-accrual loans. Commercial and commercial real estate loans are classified as impaired if management determines that full collection of principal and interest, in accordance with the terms of the loan documents, is not probable. Impaired loans and non-performing loans have been considered in management’s analysis of the appropriateness of the allowance for loan losses. Management and the Board of Directors are closely monitoring these loans and believe that the prospects for recovery of principal and interest, less identified specific reserves, are favorable.

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations (continued)

(Dollars in thousands, except per share amounts)

Contractual Obligations, Commitments, Contingent Liabilities and Off-Balance Sheet Arrangements

Liquidity

The objective of liquidity management is to ensure adequate cash flows to accommodate the demands of our customers and provide adequate flexibility for the Corporation to take advantage of market opportunities under both normal operating conditions and under unpredictable circumstances of industry or market stress. Cash is used to fund loans, purchase investments, fund the maturity of liabilities, and, at times, to fund deposit outflows and operating activities. The Corporation’s principal sources of funds are deposits; amortization and prepayments of loans; maturities, sales and principal receipts from securities; borrowings; and operations. Management considers the asset position of the Corporation to be sufficiently liquid to meet normal operating needs and conditions. The Corporation’s earning assets are mainly comprised of loans and investment securities. Management continually strives to obtain the best mix of loans and investments to both maximize yield and insure the soundness of the portfolio, as well as to provide funding for loan demand as needed.

For the nine months ended March 31, 2020, net cash inflow from operating activities was $5,024, net cash outflows from investing activities was $35,030 and net cash inflows from financing activities was $33,089. A major source of cash was a $29,997 increase in deposits and $29,416 from sales, maturities, calls or principal pay downs on available-for-sale securities. A major use of cash was a $43,405 increase in loans, $18,610 for the purchases of available for-sale securities and $4,295 for the acquisition of Peoples. Total cash and cash equivalents were $12,544 as of March 31, 2020, compared to $9,461 at June 30, 2019 and $8,352 at March 31, 2019.

The Bank offers several types of deposit products to its customers. We believe the rates offered by the Bank and the fees charged for them are competitive with the rates and fees charged by other banks for similar deposit products currently available in the market area. Deposits totaled $563,022 at March 31, 2020 compared with $472,174 at June 30, 2019.

To provide an additional source of liquidity, the Corporation has entered into an agreement with the FHLB of Cincinnati. At March 31, 2020, advances from the FHLB of Cincinnati totaled $27,079 compared with $22,700 at June 30, 2019. As of March 31, 2020, the Bank had the ability to borrow an additional $14,565 from the FHLB of Cincinnati based on a blanket pledge of qualifying first mortgage and multi-family loans. The Corporation considers the FHLB of Cincinnati to be a reliable source of liquidity funding, secondary to its deposit base.

Short-term borrowings consisted of repurchase agreements, which are financing arrangements that mature daily, and federal funds purchased from correspondent banks. The Bank pledges securities as collateral for the repurchase agreements. Short-term borrowings totaled $6,386 at March 31, 2020 and $3,686 at June 30, 2019.

Jumbo time deposits (those with balances of $250 and over) totaled $42,165 as of March 31, 2020 and $39,034 as of June 30, 2019. These deposits are monitored closely by the Corporation and are mainly priced on an individual basis. When these deposits are from a municipality, certain bank-owned securities are pledged to guarantee the safety of these public fund deposits as required by Ohio law. The Corporation has the option to use a fee-paid broker to obtain deposits from outside its normal service area as an additional source of funding. The Corporation, however, does not rely upon these deposits as a primary source of funding. Although management monitors interest rates on an ongoing basis, a quarterly rate sensitivity report is used to determine the effect of interest rate changes on the financial statements. In the opinion of management, enough assets or liabilities could be repriced over the near term (up to three years) to compensate for such changes. The spread on interest rates, or the difference between the average earning assets and the average interest-bearing liabilities, is monitored quarterly.

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations (continued)

(Dollars in thousands, except per share amounts)

Off-Balance Sheet Arrangements

In the normal course of business, to meet the financial needs of our customers, we are a party to financial instruments with off-balance sheet risk. These financial instruments generally include commitments to originate mortgage, commercial and consumer loans, and involve to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the Consolidated Balance Sheets. The maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments. Since commitments to extend credit have a fixed expiration date or other termination clause, some commitments will expire without being drawn upon and the total commitment amounts do not necessarily represent future cash requirements. The same credit policies are used in making commitments as are used for on-balance sheet instruments and collateral is required in instances where deemed necessary. Undisbursed balances of loans closed include funds not disbursed but committed for construction projects. Unused lines of credit include funds not disbursed, but committed for home equity, commercial and consumer lines of credit. Financial standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Total unused commitments were $85,554 as of March 31, 2020 and $86,265 as of June 30, 2019.

Capital Resources

Total shareholders’ equity increased to $61,328 as of March 31, 2020 from $51,166 as of June 30, 2019. The primary reason for the increase was the issuance of common shares as part of the consideration in the acquisition of Peoples, which added $5,277 to shareholders’ equity. In addition, the increase in shareholders’ equity included net income of $3,961 for the first nine months of fiscal year 2020 and $1,942 in accumulated other comprehensive income from an increase in the unrealized gains in the mark-to-market of available-for-sale securities. These increases were partially offset by cash dividends paid of $1,148.

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

As of March 31, 2020, the Bank’s common equity tier 1 capital and tier 1 capital ratios were 11.58% and the leverage and total risk-based capital ratios were 8.82% and 12.50%, respectively. This compares with common equity tier 1 capital and tier 1 capital ratios of 11.68% and leverage and total risk-based capital ratios of 8.88% and 12.60%, respectively, as of June 30, 2019. The Bank exceeded minimum regulatory capital requirements to be considered well-capitalized for both periods. Management is not aware of any matters occurring subsequent to March 31, 2020 that would cause the Bank’s capital category to change.

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

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, which are not statements of historical fact, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “may,” “continue,” “estimate,” “intend,” “plan,” “seek,” “will,” “believe,” “project,” “expect,” “anticipate” and similar expressions are intended to identify forward-looking statements. These forward-looking statements may involve risks and uncertainties that are difficult to predict, may be beyond our control, and could cause actual results to differ materially from those described in such statements. Any such forward-looking statements are made only as of the date of this report or the respective dates of the relevant incorporated documents, as the case may be, and, except as required by law, we undertake no obligation to update these forward-looking statements to reflect subsequent events or circumstances. The COVID-19 pandemic is adversely affecting us, our customers, employees, and third-party service providers, and the ultimate extent of the impact on our business, financial position, results of operations, liquidity, and prospects is uncertain. Other risks and uncertainties that could cause actual results for future periods to differ materially from those anticipated or projected include, but are not limited to:

●

changes in local, regional and national economic conditions becoming less favorable than we expect, resulting in, among other things, high unemployment rates, a deterioration in credit quality of our assets or debtors being unable to meet their obligations;

●	changes in the level of non-performing assets and charge-offs;
●	declining asset values impacting the underlying value of collateral;
●	rapid fluctuations in market interest rates could result in changes in fair market valuations and net interest income; pricing and liquidity pressures may result;
●	unanticipated changes in our liquidity position, including, but not limited to, changes in the cost of liquidity and our ability to find alternative funding sources;
●	the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which we must comply;
●	unanticipated difficulties or expenditures related to the acquisition of Peoples;
●	changes in consumer spending, borrowing and savings habits;
●	changes in accounting policies, rules and interpretations that may come as a result of COVID-19 or otherwise;
●	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;
●	competitive pressures on product pricing and services;
●	breaches of security or failures of our technology systems due to technological or other factors and cybersecurity threats;
●	changes in the reliability of our vendors, internal control systems or information systems; and
●	our ability to attract and retain qualified employees.

While the list of factors presented here is, and the Risk Factors starting on page 16 of the registration statement on Form S-4/A filed with the SEC on September 4, 2019 related to the merger of the Corporation/Peoples are, considered representative no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements.

CONSUMERS BANCORP, INC.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by the report, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15e. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2020.

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

Exhibit 101

The following materials from Consumers Bancorp, Inc.’s Form 10-Q Report for the quarterly period ended March 31, 2020, formatted in XBRL (Extensible Business Reporting Language) include: (1) Unaudited Consolidated Balance Sheets, (2) Unaudited Consolidated Statements of Income, (3) Unaudited Consolidated Statements of Comprehensive Income, (4) Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Equity, (5) Unaudited Condensed Consolidated Statements of Cash Flows, and (6) the Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSUMERS BANCORP, INC. (Registrant)

Date: May 8, 2020	/s/ Ralph J. Lober Ralph J. Lober, II President & Chief Executive Officer (principal executive officer)

Date: May 8, 2020	/s/ Renee K. Wood Renee K. Wood Chief Financial Officer & Treasurer (principal financial officer)