Form 10-K
period 2020-06-30
CONSUMERS BANCORP INC /OH/
filed 2020-09-23
CIK 1006830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2020

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

Securities registered pursuant Section 12(b) of the Act: None

Securities registered pursuant Section 12(g) of the Act:

Common Shares, no par value
(Title of each class)	(Trading Symbol(s))	(Name of each exchange on which registered)

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

Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).         Yes ☐    No ☒

Based on the closing sales price on December 31, 2019, the aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant was approximately $47,639,232.

The number of shares outstanding of the Registrant’s common stock, no par value, was 3,015,578 at September 10, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

Certain specifically designated portions of Consumers Bancorp, Inc.’s definitive Proxy Statement, dated September 21, 2020, for its 2020 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1—BUSINESS

(Dollars in thousands, except per share data)

General

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

Consumers National Bank is a community-oriented financial institution that offers a wide range of commercial and consumer loan and deposit products, as well as mortgage, financial planning and investment services to individuals, farmers and small and medium sized businesses in our markets. Since 1965, the Bank’s main office has been serving the Minerva, Ohio, and surrounding areas from its location at 614 East Lincoln Way, Minerva, Ohio. The Bank seeks to be the provider of choice for financial solutions to customers who value exceptional personalized service, local decision making, and modern banking technology. The Bank’s business involves attracting deposits from businesses and individual customers and using such deposits to originate commercial, mortgage and consumer loans in its market area, consisting primarily of Carroll, Columbiana, Jefferson, Stark, Summit, Wayne and contiguous counties in Ohio. The Bank currently has 18 full-service branch locations and one loan production office. The Bank also invests in securities consisting primarily of obligations of U.S. government-sponsored entities, municipal obligations and mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae.

On January 1, 2020, the Corporation completed the acquisition by merger of Peoples Bancorp of Mt. Pleasant, Inc. (Peoples) in a stock and cash transaction for an aggregate consideration of approximately $10,405. In connection with the acquisition, the Corporation issued 269,920 shares of common stock and paid $5,128 in cash to the former shareholders of Peoples. On December 31, 2019, Peoples had approximately $72,016 in total assets, $55,273 in loans and $60,826 in deposits at its three banking centers located in Mt. Pleasant, Adena, and Dillonvale, Ohio. The financial position and results of operations of Peoples prior to its acquisition date are not included in Consumers’ financial results for periods prior to the acquisition date.

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

Current Expected Credit Loss Model: In December 2018, the OCC, the Federal Reserve Board, and the FDIC issued a final rule to address regulatory treatment of credit loss allowances under the current expected credit loss (CECL) model. The rule revised the federal banking agencies’ regulatory capital rules to identify which credit loss allowances under the CECL model are eligible for inclusion in regulatory capital and to provide banking organizations the option to phase in over three years the day one adverse effects on regulatory capital that may result from the adoption of the CECL model. The Bank is required to adopt the CECL model by July 1, 2024 since it’s a smaller reporting company.

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

The OCC and the FDIC may take various corrective actions against any undercapitalized bank and any bank that fails to submit an acceptable capital restoration plan or fails to implement a plan accepted by the OCC or the FDIC.  These powers include, but are not limited to, requiring the institution to be recapitalized, prohibiting asset growth, restricting interest rates paid, requiring prior approval of capital distributions by any bank holding company that controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring new election of directors, and requiring the dismissal of directors and officers. The OCC’s final supervisory judgment concerning an institution’s capital adequacy could differ significantly from the conclusions that might be derived from the absolute level of an institution’s risk-based capital ratios. Therefore, institutions generally are expected to maintain risk-based capital ratios that exceed the minimum ratios. At June 30, 2020, the Bank exceeded minimum regulatory capital requirements to be considered well-capitalized.

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

Employees

As of June 30, 2020, the Bank employed 149 full-time and 23 part-time employees. None of the employees are represented by a collective bargaining group. Management considers its relations with employees to be good.

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

ITEM 1A—RISK FACTORS

Not applicable for Smaller Reporting Companies.

ITEM 1B—UNRESOLVED STAFF COMMENTS

None.

ITEM 2—PROPERTIES

The Bank operates eighteen full-service banking facilities and one loan production office (LPO) as noted below:

Location	Address	Owned	Leased
Minerva	614 E. Lincoln Way, P.O. Box 256, Minerva, Ohio, 44657	X
Salem	141 S. Ellsworth Avenue, P.O. Box 798, Salem, Ohio, 44460	X
Waynesburg	8607 Waynesburg Drive SE, P.O. Box 746, Waynesburg, Ohio, 44688	X
Hanoverton	30034 Canal Street, P.O. Box 178, Hanoverton, Ohio, 44423	X
Carrollton	1017 Canton Road NW, Carrollton, Ohio, 44615		X
Alliance	610 West State Street, Alliance, Ohio, 44601		X
Lisbon	7985 Dickey Drive, Lisbon, Ohio 44432	X
Louisville	1111 N. Chapel Street, Louisville, Ohio 44641	X
East Canton	440 W. Noble, East Canton, Ohio, 44730	X
Malvern	4070 Alliance Road, Malvern, Ohio 44644		X
Hartville	1215 W. Maple Street, Hartville, Ohio 44632	X
Jackson-Belden	4026 Dressler Road NW, Canton, Ohio 44718	X
Bergholz	256 2nd Street, Bergholz, Ohio 43908		X
Fairlawn	3680 Embassy Parkway Suite B, Fairlawn, Ohio 44333		X
Brewster	210 Wabash Ave S, Brewster, OH 44613	X
Mount Pleasant	298 Union Street, Mount Pleasant, OH 43939	X
Adena	9 East Main Street, Adena, OH 43901	X
Dillonvale	44 Smithfield Street, Dillonvale, OH 43917	X
Wooster LPO	146 East Liberty Street, Wooster, Ohio 44691		X

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

ITEM 4—MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation had 3,015,578 common shares outstanding on June 30, 2020 with 745 shareholders of record and an estimated 681 additional beneficial holders whose stock was held in nominee name. Attention is directed to Item 12 in this Form 10-K for information regarding the Corporation’s equity incentive plans, which information is incorporated herein by reference.

The common shares of Consumers Bancorp, Inc. are quoted on the OTCQX® Best Market under the symbol CBKM. The following quoted market prices reflect inter-dealer prices, without adjustments for retail markups, markdowns, or commissions and may not represent actual transactions. The market prices represent highs and lows reported during the applicable quarterly period.

Quarter Ended	September 30, 2019	December 31, 2019	March 31, 2020	June 30, 2020
High	$18.73	$19.55	$20.00	$15.05
Low	17.45	17.99	13.00	14.16
Cash dividends paid per share	0.135	0.135	0.135	0.135

Quarter Ended	September 30, 2018	December 31, 2018	March 31, 2019	June 30, 2019
High	$24.00	$24.14	$19.50	$19.25
Low	23.20	16.85	16.85	18.40
Cash dividends paid per share	0.13	0.13	0.13	0.13

Management does not have knowledge of the prices paid in all transactions and has not verified the accuracy of those prices that have been reported. Because of the lack of an established market for the Corporation’s common shares, these prices may not reflect the prices at which the common shares would trade in an active market.

The Corporation’s management is currently committed to continuing to pay regular cash dividends; however, there can be no assurance as to future dividends because they are dependent on the Corporation’s future earnings, capital requirements and financial condition. The Corporation’s principal source of funds for dividend payment is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. See Note 1 and Note 13 to the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations for dividend restrictions.

There were no repurchases of the Corporation’s securities during the 2020 fiscal year.

 ITEM 6—SELECTED FINANCIAL DATA

Not applicable for Smaller Reporting Companies.

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share data)

General

The following is management’s analysis of the Corporation’s financial condition and results of operations as of and for the years ended June 30, 2020 and 2019. This discussion is designed to provide a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

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

●	changes in the level of non-performing assets and charge-offs;
●	declining asset values impacting the underlying value of collateral;
●	rapid fluctuations in market interest rates could result in changes in fair market valuations and net interest income; pricing and liquidity pressures may result;
●	unanticipated changes in our liquidity position, including, but not limited to, changes in the cost of liquidity and our ability to find alternative funding sources;
●	the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which we must comply;
●	changes in consumer spending, borrowing and savings habits;
●	changes in accounting policies, rules and interpretations that may come as a result of COVID-19 or otherwise;
●	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;
●	competitive pressures on product pricing and services;
●	breaches of security or failures of our technology systems due to technological or other factors and cybersecurity threats;
●	changes in the reliability of our vendors, internal control systems or information systems;
●	unanticipated difficulties or expenditures related to the acquisition of Peoples; and
●	our ability to attract and retain qualified employees.

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

On January 1, 2020, the Corporation completed the acquisition by merger of Peoples Bancorp of Mt. Pleasant, Inc. (Peoples) in a stock and cash transaction for an aggregate consideration of approximately $10,405. In connection with the acquisition, the Corporation issued 269,920 shares of common stock and paid $5,128 in cash to the former shareholders of Peoples. On December 31, 2019, Peoples had approximately $72,016 in total assets, $55,273 in loans and $60,826 in deposits at its three banking centers located in Mt. Pleasant, Adena, and Dillonvale, Ohio. The financial position and results of operations of Peoples prior to its acquisition date are not included in Consumers’ financial results for periods prior to the acquisition date.

COVID-19 Pandemic

In response to COVID-19, management is actively pursuing multiple avenues to assist customers during these uncertain times. For commercial borrowers, the Coronavirus Aid, Relief and Economic Security Act (the CARES Act) includes two key SBA initiatives to assist small businesses. The first SBA program is the Paycheck Protection Program (PPP) that was designed to provide a direct incentive for small businesses to keep their workers on the payroll. The SBA will forgive loans obtained under this program if the borrower keeps all employees on the payroll for eight weeks and the money is used for payroll, rent, mortgage interest, or utilities. A total of $66,606 of PPP loans for 571 customers were outstanding as of June 30, 2020. The second SBA program is the Subsidy for Certain Loan Payments in which the SBA will pay the principal, interest, and any associated fees the borrower owes on certain SBA loans for a six-month period. As of March 31, 2020, the Corporation had $18,285 of SBA loans which are eligible for payment assistance from the SBA. Management has been working with these borrowers to secure the principal and interest payments from the SBA.

Additionally, on March 22, 2020 the Corporation adopted a loan modification program to assist borrowers impacted by COVID-19. The program is available to most borrowers whose loan was not past due on March 22, 2020, the date this loan modification program was adopted. The program offers principal and interest payment deferrals for up to 90 days or interest only payments for up to 90 days. Interest will be deferred but will continue to accrue during the deferment period and the maturity date on amortizing loans will be extended by the number of months the payment was deferred. Consistent with issued regulatory guidance, modifications made under this program in response to COVID-19 will not be classified as troubled debt restructurings. As of June 30, 2020, 270 commercial loans with an outstanding balance of $72,995, 48 mortgage loans with an outstanding balance of $4,632, four home equity lines of credit with an outstanding balance of $227, and 97 consumer loans with an outstanding balance of $1,001 were granted 90 days of payment deferrals. As of August 31, 2020, a second 90 days of payment deferral has been granted for 49 commercial loans with an outstanding balance of $9,341, seven mortgage loans with an outstanding balance of $647 and four consumer loans with an outstanding balance of $44.

We are also assisting customers, in certain circumstances, by waiving late charges, refunding NSF and overdraft fees, and waiving CD prepayment penalties for customers experiencing financial hardship due to COVID-19. The consumer reserve personal line of credit has been redesigned to provide easier access and a lower initial rate on this unsecured line of credit that is linked to a personal checking account. Commercial customers are encouraged to access available funds on their lines of credit and we expect to provide emergency commercial lines of credit to qualified borrowers in order to assist borrowers in meeting payroll and other recurring fixed expenses. As of June 30, 2020, five emergency lines of credit were provided to commercial borrowers with a committed liability of $725.

The Corporation has modified its business practices with a portion of employees working remotely from their homes to limit interruptions to operations as much as possible and to help reduce the risk of COVID-19 infecting entire departments. Branch lobbies were closed for a six-week period but are now opened for normal business. The Company is encouraging virtual meetings and conference calls in place of in-person meetings, including the annual shareholders meeting which will be held virtually this year. Additionally, travel for business has been restricted. The Company is promoting social distancing, frequent hand washing and thorough disinfection of all surfaces.

Comparison of Results of Operations for the Years Ended June 30, 2020 and June 30, 2019

Net Income. Net income was $5,527 for fiscal year 2020 compared with $5,566 for fiscal year 2019. The following key factors summarize our results of operations for the year ended June 30, 2020 compared with the same prior year period:

●

net interest income increased by $4,095, or 23.5%, in fiscal year 2020, primarily as a result of a $176,848, or 34.6%, increase in average interest-earning assets, which was primarily due to the merger with Peoples and from the addition of PPP loan receivables;

●	a $1,980 provision for loan loss expense was recorded during the 2020 fiscal year compared with a negative provision for loan loss expense of $440 during the 2019 fiscal year;
●	total other income increased by $435, or 10.2%, in fiscal year 2020, which includes net securities gains of $355 in fiscal year 2020 compared to $561 in the same prior year period; and
●

total other expenses increased by $2,250, or 14.5%, in fiscal year 2020 and include $827 of merger related expenses and six months of expenses associated with the three new office locations and additional staff gained as a result of the merger with Peoples.

Return on average equity and return on average assets were 9.67% and 0.89%, respectively, for the 2020 fiscal year-to-date period compared with 11.96% and 1.07%, respectively, for the same period last year.

Net Interest Income. Net interest income, the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the largest component of the Corporation’s earnings. Net interest income is affected by changes in the volumes, rates and composition of interest-earning assets and interest-bearing liabilities. In addition, prevailing economic conditions, fiscal and monetary policies and the policies of various regulatory agencies all affect market rates of interest and the availability and cost of credit, which, in turn, can significantly affect net interest income. Since the Federal Open Market Committee establishing a near-zero target range for the federal funds rate, earnings could be negatively affected if the interest we receive on loans and securities falls more quickly that interest we pay on deposits and borrowings. Net interest margin is calculated by dividing net interest income on a fully tax equivalent basis (FTE) by total interest-earning assets. FTE income includes tax-exempt income, restated to a pre-tax equivalent, based on the statutory federal income tax rate of 21.0%. All average balances are daily average balances. Non-accruing loans are included in average loan balances.

Net Interest Income Year ended June 30,	2020	2019
Net interest income	$21,484	$17,389
Taxable equivalent adjustments to net interest	326	345
Net interest income, fully taxable equivalent	$21,810	$17,734
Net interest margin	3.67%	3.55%
Taxable equivalent adjustment	0.05	0.12
Net interest margin, fully taxable equivalent	3.72%	3.62%

FTE net interest income for the 2020 fiscal year was $21,810, an increase of $4,076 or 23.0%, from $17,734 in the 2019 fiscal year. The Corporation’s tax equivalent net interest margin was 3.72% for the year ended June 30, 2020 and was 3.62% for the fiscal year ended 2019. FTE interest income for the 2020 fiscal year was $25,631, an increase of $4,741, or 22.7%, from the 2019 fiscal year primarily as a result of a $101,153, or 20.7%, increase in average interest-earning assets from the 2019 fiscal year. The growth in average interest-earning assets was primarily a result of the addition of PPP loans, the merger with Peoples and organic loan growth. Interest income includes $644 of interest and fee income that was recognized related to the PPP loans. Interest expense for the 2020 fiscal year was $3,821, an increase of $665, or 21.1%, from the 2019 fiscal year. This increase was mainly due to an increase of $63,872, or 18.0%, in total interest-bearing liabilities as a result of the merger with Peoples. The overall cost of funds increased slightly to 0.91% for the current fiscal year from 0.89% for the prior fiscal year.

Average Balance Sheet and Net Interest Margin

	2020			2019
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest earning assets:
Taxable securities	$81,609	$1,932	2.40%	$85,837	$2,192	2.50%
Nontaxable securities (1)	61,215	1,914	3.24	60,124	1,918	3.19
Loan receivables (1)	433,948	21,553	4.97	336,384	16,601	4.94
Federal bank and other restricted stocks	1,960	75	3.83	1,518	86	5.67
Interest bearing deposits and federal funds sold	10,589	157	1.48	4,305	93	2.16
Total interest earning assets	589,321	25,631	4.37%	488,168	20,890	4.26%
Noninterest earning assets	32,180			30,905
Total assets	$621,501			$519,073
Interest bearing liabilities:
Interest bearing demand	$86,418	$428	0.50%	$82,086	$547	0.67%
Savings	191,119	799	0.42	161,062	706	0.44
Time deposits	118,847	2,259	1.90	91,291	1,533	1.68
Short-term borrowings	4,306	43	1.00	3,521	51	1.45
FHLB advances	17,630	292	1.66	16,488	319	1.93
Total interest-bearing liabilities	418,320	3,821	0.91%	354,448	3,156	0.89%
Noninterest-bearing liabilities	146,050			118,099
Total liabilities	564,370			472,547
Shareholders’ equity	57,131			46,526
Total liabilities and shareholders’ equity	$621,501			$519,073
Net interest income, interest rate spread (1)		$21,810	3.46%		$17,734	3.37%
Net interest margin (net interest as a percent of average interest earning assets) (1)			3.72%			3.62%
Federal tax exemption on non-taxable securities and loans included in interest income		$326			$345
Average interest earning assets to interest bearing liabilities			140.88%			137.73%

(1)	Calculated on a fully taxable equivalent basis utilizing a statutory federal income tax rate of 21.0%.

The following table presents the changes in the Corporation’s interest income and interest expense resulting from changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities. Changes attributable to both rate and volume that cannot be segregated have been allocated in proportion to the changes due to rate and volume.

INTEREST RATES AND INTEREST DIFFERENTIAL

	2020 Compared to 2019 Increase / (Decrease)			2019 Compared to 2018 Increase / (Decrease)
	Total Change	Change due to Volume	Change due to Rate	Total Change	Change due to Volume	Change due to Rate
	(In thousands)
Interest earning assets:
Taxable securities	$(260)	$(176)	$(84)	$276	$106	$170
Nontaxable securities (1)	(4)	(34)	30	(78)	13	(91)
Loan receivables (2)	4,952	4,845	107	2,645	2,018	627
Federal bank and other restricted stocks	(11)	21	(32)	5	5	—
Interest bearing deposits and federal funds sold	64	101	(37)	(58)	(86)	28
Total interest income	4,741	4,757	(16)	2,790	2,056	734
Interest bearing liabilities:
Interest bearing demand	(119)	28	(147)	432	68	364
Savings deposits	93	127	(34)	351	14	337
Time deposits	726	505	221	793	246	547
Short-term borrowings	(8)	10	(18)	(189)	(268)	79
FHLB advances	(27)	21	(48)	98	55	43
Total interest expense	665	691	(26)	1,485	115	1,370
Net interest income	$4,076	$4,066	$10	$1,305	$1,941	$(636)

(1)	Nontaxable income is adjusted to a fully tax equivalent basis utilizing a statutory federal income tax rate of 21.0%.
(2)	Non-accrual loan balances are included for purposes of computing the rate and volume effects although interest on these balances has been excluded.

Provision for Loan Losses. The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable credit losses in the Corporation’s loan portfolio that have been incurred at each balance sheet date. Management considers historical loss experience, the present and prospective financial condition of borrowers, the current conditions within the markets where the Corporation originates loans, the status of nonperforming assets, the estimated underlying value of the collateral and other factors related to the ultimate collectability of the loan portfolio. In fiscal year 2020, a provision for loan loss expense of $1,980 was recorded compared with a negative provision for loan loss expense of $440 in fiscal year 2019. The provision for loan loss expense increased in fiscal year 2020 primarily due to the deterioration in the economic environment as a result of the impact of COVID-19 and higher loan balances from organic loan growth. A negative provision for loan loss expense was recorded in fiscal year 2019 primarily as a result of a full principal recovery of a prior period loan charge-off.

For the 2020 fiscal year, net charge offs of $90 were recorded compared with net recoveries of $806 for the same period last year. Net recoveries for the 2019 fiscal year were primarily within the commercial real estate portfolio and included a full principal recovery of a prior period charge-off. The allowance for loan losses as a percentage of loans was 1.05% at June 30, 2020 and 1.03% at June 30, 2019. The allowance for loan losses as a percent of total loans on June 30, 2020 is not comparable to June 30, 2019 since the loans acquired from Peoples were recorded at fair value without a related allowance for loan losses. As of June 30, 2020, the allowance for loan losses as a percentage of total loans, excluding the loans acquired in the Peoples acquisition, was 1.15%.

Non-performing loans were $1,226 as of June 30, 2020 and represented 0.23% of total loans. This compared with $785, or 0.21% of total loans at June 30, 2019. Non-performing loans have been considered in management’s analysis of the appropriateness of the allowance for loan losses. Management and the Board of Directors closely monitor these loans and believe the prospect for recovery of principal, less identified specific reserves, are favorable.

Other Income. Total other income increased by $435, or 10.2%, to $4,703 for the 2020 fiscal year.

Debit card interchange income increased by $121, or 8.3%, in 2020 to $1,575 primarily as a result of increased debit card usage and an increase in the number of cards issued. Gain on sale of mortgage loans increased by $85, or 18.6%, in 2020 primarily as a result of an increase in volume. Other income in the 2020 fiscal year includes $324 of income recognized as a result of proceeds received from a bank owned life insurance policy claim and net securities gains of $355 compared to net security gains of $561 in fiscal year 2019. During the 2019 fiscal year, the pooled trust preferred security was sold because of the significant increase in the value of this security resulting in a gain of $593. The Corporation does not own any other security of this type.

Other Expenses. Total other expenses were $17,768 for the year ended June 30, 2020; an increase of $2,250, or 14.5%, from $15,518 for the year ended June 30, 2019.

Salaries and employee benefit expenses increased by $1,227, or 14.7%, during the 2020 fiscal year mainly as a result of six months of expenses associated with the additional staff gained as a result of the merger with Peoples for the three new office locations and increased incentive expenses.

Occupancy and equipment expenses increased by $370, or 17.7%, during the 2020 fiscal year from the same period last year primarily as a result of increased depreciation expense for the Salem branch location since it is expected that this location will be replaced in the spring of 2021. Also, occupancy expenses increased as a result of additional cleaning and protective equipment needed as a result of COVID-19 and from the three new office locations acquired from the merger with Peoples.

Data processing expenses increased by $286, or 46.1% and professional and director fees increased by $228, or 28.5%, during the 2020 fiscal year from the same period last year primarily as a result of system conversion and termination costs, investment banker, legal, accounting and auditing fees associated with the acquisition of Peoples.

Income Tax Expense. Income tax expense totaled $912 and $1,013 and the effective tax rates were 14.2% and 15.4% for the years ended June 30, 2020 and 2019, respectively. Income tax expense was calculated utilizing a statutory federal income tax rate of 21.0% in the 2019 and 2020 fiscal years. The effective tax rate differs from the federal statutory rate as a result of tax-exempt income from obligations of states and political subdivisions, loans and bank owned life insurance earnings and death benefit.

Financial Condition

Total assets at June 30, 2020 were $740,820 compared with $553,936 at June 30, 2019, an increase of $186,884, or 33.7%. From June 30, 2019, total assets increased by $74,261 due to the acquisition of Peoples and $112,623 due to organic growth. The growth in total assets is mainly attributable to an increase of $173,686, or 47.0%, in total loans which was primarily funded by a $161,181, or 34.1%, increase in total deposits.

Securities. Total securities were $147,459 at June 30, 2020, of which $143,918 were classified as available-for-sale and $3,541 were classified as held-to-maturity. The securities portfolio is mainly comprised of residential mortgage-backed securities and collateralized mortgage obligations issued by Fannie Mae, Freddie Mac and Ginnie Mae, obligations of the U.S. Treasury, state and political subdivisions and government-sponsored enterprises.

The following tables summarize the amortized cost and fair value of available-for-sale securities at June 30, 2020 and 2019 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income or loss:

June 30, 2020 Available-for-sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$1,248	$8	$—	$1,256
Obligations of U.S. government-sponsored entities and agencies	10,133	399	—	10,532
Obligations of state and political subdivisions	60,343	3,149	—	63,492
U.S. government-sponsored mortgage-backed securities - residential	48,645	1,515	(4)	50,156
U.S. government-sponsored mortgage-backed securities - commercial	8,444	55	(2)	8,497
U.S. government-sponsored collateralized mortgage obligations - residential	9,712	285	(12)	9,985
Total available-for-sale securities	$138,525	$5,411	$(18)	$143,918

June 30, 2019 Available-for-sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of U.S. government-sponsored entities and agencies	$19,227	$287	$(1)	$19,513
Obligations of state and political subdivisions	56,405	1,557	(33)	57,929
U.S. government-sponsored mortgage-backed securities - residential	56,309	450	(448)	56,311
U.S. government-sponsored collateralized mortgage obligations - residential	10,087	198	(28)	10,257
Total available-for-sale securities	$142,028	$2,492	$(510)	$144,010

 The following tables summarize the amortized cost and fair value of held-to-maturity securities at June 30, 2020 and 2019 and the corresponding gross unrecognized gains and losses:

June 30, 2020 Held-to-maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Obligations of state and political subdivisions	$3,541	$327	$—	$3,868
Total held-to-maturity securities	$3,541	$327	$—	$3,868

June 30, 2019 Held-to-maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Obligations of state and political subdivisions	$3,786	$35	$—	$3,821
Total held-to-maturity securities	$3,786	$35	$—	$3,821

The following tables summarize the amounts and distribution of the Corporation’s securities held and the weighted average yields as of June 30, 2020:

Available-for-sale	Amortized Cost	Fair Value	Average Yield
Obligations of U.S. Treasury:
3 Months or less	$500	$501	1.67%
Over 3 months through 1 year	748	755	1.66
Total Obligations of U.S. Treasury	1,248	1,256	1.66
Obligations of government-sponsored entities:
Over 3 months through 1 year	1,998	2,014	2.09
Over 1 year through 5 years	6,246	6,512	2.32
Over 5 years through 10 years	1,889	2,006	2.44
Total obligations of government-sponsored entities	10,133	10,532	2.30
Obligations of state and political subdivisions:
Over 3 months through 1 year	2,615	2,635	3.24
Over 1 year through 5 years	10,796	11,149	3.23
Over 5 years through 10 years	14,168	14,741	3.23
Over 10 years	32,764	34,967	3.49
Total obligations of state and political subdivisions	60,343	63,492	3.39
Mortgage-backed securities - residential:
Over 1 year through 5 years	43,105	44,458	2.37
Over 5 years through 10 years	5,540	5,698	2.60
Total mortgage-backed securities - residential	48,645	50,156	2.40
Mortgage backed securities – commercial:
Over 3 months through 1 year	1,995	1,999	1.06
Over 1 year through 5 years	3,930	3,979	1.69
Over 5 years through 10 years	1,501	1,501	1.90
Over 10 years	1,018	1,018	2.49
Total mortgage-backed securities - commercial	8,444	8,497	1.67
Collateralized mortgage obligations:
Over 3 months through 1 year	2,465	2,496	1.85
Over 1 year through 5 years	7,247	7,489	2.76
Total collateralized mortgage obligations	9,712	9,985	2.53
Total available-for-sale securities	$138,525	$143,918	2.68%

Held-to-maturity	Amortized Cost	Fair Value	Average Yield
Obligations of state and political subdivisions:
Over 5 years through 10 years	$373	$398	2.88%
Over 10 years	3,168	3,470	2.40
Total held-to-maturity securities	$3,541	$3,868	2.45%

The weighted average interest rates are based on coupon rates for securities purchased at par value and on effective yields considering amortization or accretion if the securities were purchased at a premium or discount. The weighted average yield on tax-exempt obligations has been calculated on a tax equivalent basis. Average yields are based on amortized cost balances.

At June 30, 2020, there were no holdings of securities of any one issuer, other than the U.S. government-sponsored entities and agencies, with an aggregate book value which exceeds 10% of shareholders’ equity.

Loans. Loan receivables increased by $173,686 to $542,861 at June 30, 2020 compared to $369,175 at June 30, 2019. As of June 30, 2020, total loans include $48,806 of outstanding loans that were acquired from Peoples and the remaining increase in loans of $124,880, or 33.8%, was as a result of organic loan growth. Included in the organic loan growth is $66,606 of PPP loans that were funded during the fourth quarter of fiscal year 2020.

Commercial loans include $66,606 of PPP loans and the remaining growth in commercial loans was primarily as a result of the Bank’s participation in a third-party residential mortgage warehouse lending program. Loan demand increased, particularly in the commercial real estate and 1-4 family residential real estate segments, principally as a result of increased calling efforts. Consumer loans organic growth was $3,669, or 71.3%, primarily as a result of an increase in direct auto loans as a result of a successful marketing campaign and the expansion of indirect auto lending into the new markets from the Peoples acquisition. Major classifications of loans, net of deferred loan fees and costs, were as follows as of June 30:

	2020	2019
Commercial	$157,029	$80,424
Commercial real estate:
Construction	16,190	16,034
Other	228,552	194,839
1-4 Family residential real estate:
Owner occupied	91,006	56,289
Non-owner occupied	19,337	14,481
Construction	9,418	1,959
Consumer loans	21,329	5,149
Total loans	$542,861	$369,175

The following is a schedule of contractual maturities and repayments of 1-4 family residential real estate construction, commercial and commercial real estate loans, as of June 30, 2020:

Due in one year or less	$57,485
Due after one year but within five years	97,455
Due after five years	256,249
Total	$411,189

The following is a schedule of fixed and variable rate 1-4 family residential real estate construction, commercial and commercial real estate loans due after one year (variable rate loans are those loans with floating or adjustable interest rates) as of June 30, 2020:

	Fixed Interest Rates	Variable Interest Rates
Total 1-4 family residential real estate construction, commercial and commercial real estate loans due after one year	$226,846	$126,858

Foreign Outstandings. There were no foreign outstandings during the periods presented. There are no concentrations of loans greater than 10% of total loans, which are not otherwise disclosed as a category of loans.

Allowance for Loan Losses. The allowance for loan losses balance and the provision charged to expense are judgmentally determined by management based upon a periodic review of the loan portfolio for valuation purposes and to determine the adequacy of the allowance for loan losses. Management establishes allowances for estimated losses on loans based upon its evaluation of the pertinent factors underlying the types and quality of loans; historical loss experience based on volume and types of loans; trend in portfolio volume and composition; level and trend of nonperforming assets; detailed analysis of individual loans for which full collectability may not be assured; determination of the existence and realizable value of the collateral and guarantees securing such loans and the current economic conditions affecting the collectability of loans in the portfolio.

Failure to receive principal and interest payments when due on any loan results in efforts to restore such loan to a current status. Loans are classified as non-accrual when, in the opinion of management, full collection of principal and accrued interest is not expected. The loans must be brought and kept current for six sustained payments before being considered for removal from non-accrual status. Commercial and commercial real estate loans are classified as impaired if management determines that full collection of principal and interest, in accordance with the terms of the loan documents, is not probable. If a loan is impaired, a portion of the allowance is allocated so the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected from the collateral. Loans are evaluated for impairment when payments are delayed, typically 90 days or more, or when it is probable that not all principal and interest amounts will be collected according to the original terms of the loan. As of June 30, 2020, impaired loans totaled $1,923, of which $1,185 are included in non-accrual loans. Continued unsuccessful collection efforts generally lead to initiation of foreclosure or other legal proceedings.

The following schedule summarizes non-accrual, past due, impaired and restructured loans for the years ended June 30:

	2020	2019
Non-accrual loans	$1,185	$785
Accruing loans past due 90 days or more	41	—
Total non-performing loans	$1,226	$785
Other real estate and repossessed assets owned	7	—
Total non-performing assets	$1,233	$785
Impaired loans	$1,923	$1,189
Accruing restructured loans	$738	$404

The non-performing loans are either in the process of foreclosure or efforts are being made to work with the borrower to bring the loan current. Properties and vehicles acquired by the Corporation as a result of foreclosure or repossession, or by deed in lieu of foreclosure, are classified as “other real estate and repossessed assets owned” until they are sold or otherwise disposed of.

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

The following table summarizes the Corporation’s loan loss experience, and provides a breakdown of the charge-off, recovery and other activity for the years ended June 30:

	2020	2019
Allowance for loan losses at beginning of year	$3,788	$3,422
Loans charged off:
Commercial real estate	—	80
1-4 Family residential real estate	6	—
Consumer loans	140	36
Total charge offs	146	116
Recoveries:
Commercial real estate	4	875
1-4 Family residential real estate	4	23
Consumer loans	48	24
Total recoveries	56	922
Net charge offs (recoveries)	90	(806)
Provision for loan losses charged to operations	1,980	(440)
Allowance for loan losses at end of year	$5,678	$3,788

Ratio of net charge offs (recoveries) to average loans outstanding	0.02%	(0.24)%

The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios:

	Allocation of the Allowance for Loan Losses
	Allowance Amount	% of Loan Type to Total Loans	Allowance Amount	% of Loan Type to Total Loans
	June 30, 2020		June 30, 2019
Commercial	$947	28.9%	$660	21.8%
Commercial real estate loans	3,623	45.1	2,575	57.1
1-4 Family residential real estate	989	22.1	494	19.7
Consumer loans	119	3.9	59	1.4
Total	$5,678	100.0%	$3,788	100.0%

While management’s periodic analysis of the adequacy of the allowance for loan loss may allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-off that may occur. Significant uncertainty remains regarding future levels of criticized and classified loans, nonperforming loans and charge-offs, but some deterioration is expected as a result of the COVID-19 pandemic. As of June 30, 2020, 270 commercial loans with an outstanding balance of $72,995, 48 mortgage loans with an outstanding balance of $4,632, four home equity lines of credit with an outstanding balance of $227, and 97 consumer loans with an outstanding balance of $1,001 were granted 90 days of payment deferrals. As of August 31, 2020, a second 90 days of payment deferral has been granted for 49 commercial loans with an outstanding balance of $9,341, seven mortgage loans with an outstanding balance of $647 and four consumer loans with an outstanding balance of $44. Management has identified the hospitality industry and religious organizations as the industries that could be most at risk due to the COVID-19 pandemic. As of June 30, 2020, the total balance of loans to the hospitality industry, excluding PPP loans, was $19,736, which includes $2,193 in loans to businesses in the hotel industry. As of June 30, 2020, the total balance of loans to religious organizations, excluding PPP loans, was $8,425, which includes $6,403 in loans to local churches. Management will continue to closely monitor changes in the loan portfolio and adjust the provision accordingly.

Funding Sources. Total deposits increased by $161,181, or 34.1%, from $472,174 at June 30, 2019 to $633,355 at June 30, 2020, of which $100,330, or 21.2%, was related to organic deposit growth. The organic deposit growth was primarily associated with the retention of PPP loan proceeds, consumer economic stimulus payments and a decline in overall consumer spending resulting from the COVID-19 pandemic. For the fiscal year ended June 30, 2020, noninterest-bearing demand deposits increased by $73,994, or 63.7%, savings and money market deposits increased by $66,306, or 40.9%, and interest-bearing demand deposits increased by $17,704, or 21.7%, from the same prior year period.

Short-term borrowings increased by $3,257, or 88.4%, to $6,943 at June 30, 2020 from $3,686 at June 30, 2019. This increase was primarily associated with the retention of PPP loan proceeds in commercial sweep repurchase agreement accounts.

The following is a schedule of average deposit amounts and average rates paid on each category for the periods included:

	Years Ended June 30,
	2020		2019
	Amount	Rate	Amount	Rate
Noninterest-bearing demand deposit	$140,826	—	$113,761	—
Interest-bearing demand deposit	86,418	0.50%	82,086	0.67%
Savings	191,119	0.42	161,062	0.44
Certificates and other time deposits	118,847	1.90	91,291	1.68
Total	$537,210	0.65%	$448,200	0.62%

The following table summarizes time deposits issued in amounts of $100 or more as of June 30, 2020 by time remaining until maturity:

Maturing in:
Under 3 months	$6,921
Over 3 to 6 months	15,957
Over 6 to 12 months	27,741
Over 12 months	15,567
Total	$66,186

See Note 8—Short-Term Borrowings to the Consolidated Financial Statements, for information concerning short-term borrowings.

Capital Resources

Total shareholders’ equity increased by $12,074 from $51,166 at June 30, 2019 to $63,240 at June 30, 2020. The primary reason for the increase was the issuance of common shares as part of the consideration in the acquisition of Peoples, which added $5,277 to shareholders’ equity. In addition, the increase in shareholders’ equity included $5,527 of net income for the current fiscal year and an increase of $2,694 in accumulated other comprehensive income from an increase in the unrealized gains in the mark-to-market of available-for-sale securities. These increases were partially offset by cash dividends paid of $1,554. For the 2020 fiscal year, the average equity to average total assets ratio was 9.19% and the dividend payout ratio was 28.1%. For the 2019 fiscal year, the average equity to average total assets ratio was 8.96% and the dividend payout ratio was 25.5%.

At June 30, 2020, management believes the Bank complied with all regulatory capital requirements. Based on the Bank’s computed regulatory capital ratios, the OCC has determined the Bank to be well capitalized under the Federal Deposit Insurance Act as of its latest exam date. The Bank’s actual and required capital amounts are disclosed in Note 13-Regulatory Matters to the Consolidated Financial Statements. Management is not aware of any matters occurring subsequent to that exam that would cause the Bank’s capital category to change.

Liquidity

Management considers the asset position of the Bank to be sufficiently liquid to meet normal operating needs and conditions. The Bank’s earning assets are divided primarily between loans and available-for-sale securities, with any excess funds placed in federal funds sold or interest-bearing deposit accounts with other financial institutions.

Net cash inflows from operating activities for the 2020 fiscal year were $5,593 and net cash inflows from financing activities were $107,655. Net cash outflows from investing activities were $113,050. The major sources of cash were a $100,330 net increase in deposits and a $44,330 increase from sales, maturities or principal pay downs on available-for-sale securities. The major uses of cash were a $118,463 net increase in loans and the $36,775 purchase of available-for-sale securities. Total cash and cash equivalents were $9,659 as of June 30, 2020 compared to $9,461 at June 30, 2019.

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

The Bank offers several forms of deposit products to its customers. We believe the rates offered by the Bank and the fees charged for them are competitive with others currently available in the market area. While the Bank continues to be under competitive pressures in the Bank’s market area as financial institutions attempt to attract and keep new deposits, we believe many commercial and retail customers have been continuing to turn to community banks. Compared to our peers, the Corporation’s core deposits consist of a larger percentage of noninterest-bearing demand deposits resulting in the cost of funds remaining at a relatively low level of 0.91%.

Jumbo time deposits (those with balances of $250 and over) were $36,747 and $39,034 at June 30, 2020 and 2019, respectively. These deposits are monitored closely by the Bank and typically priced on an individual basis. When these deposits are from a municipality, certain bank-owned securities are pledged to guarantee the safety of these public fund deposits as required by Ohio law. The Corporation has the option to use a fee paid broker to obtain deposits from outside its normal service area as an additional source of funding. However, these deposits are not relied upon as a primary source of funding.

Dividends from the Bank are the primary source of funds for payment of dividends to our shareholders. However, there are statutory limits on the amount of dividends the Bank can pay without regulatory approval. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. Additionally, the Bank may not declare or pay any dividend if, after making the dividend, the Bank would be “undercapitalized,” as defined in the federal regulations. As of June 30, 2020, the Bank could, without prior approval, declare a dividend of approximately $5,856.

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

Critical Accounting Policies and Use of Significant Estimates

The financial condition and results of operations for the Corporation presented in the Consolidated Financial Statements, accompanying notes to the Consolidated Financial Statements and management’s discussion and analysis are, to a large degree, dependent upon the Corporation’s accounting policies. The selection and application of these accounting policies involve judgments, estimates and uncertainties that are susceptible to change. The most significant accounting policies followed by the Corporation are presented in Note 1-Summary of Significant Accounting Policies to the Consolidated Financial Statements. These policies, along with the disclosures presented in the other financial statement notes, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined.

Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements. In the event different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood. Management has identified the following as critical accounting policies:

Allowance for Loan Losses. The determination of the allowance for loan losses involves considerable subjective judgment and estimation by management. The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The balance in the allowance for loan losses is determined based on management’s review and evaluation of the loan portfolio in relation to past loss experience, the size and composition of the portfolio, current economic events and conditions and other pertinent factors, including management’s assumptions as to future delinquencies, recoveries and losses. All of these factors may be susceptible to significant change. Among the many factors affecting the allowance for loan losses, some are quantitative while others require qualitative judgment. Although management believes its process for determining the allowance adequately considers all of the potential factors that could potentially result in credit losses, the process includes subjective elements and may be susceptible to significant change. To the extent actual outcomes differ from management’s estimates, additional provisions for loan losses may be required that would adversely impact the Corporation’s financial condition or earnings in future periods.

Goodwill. The Company accounts for business combinations using the acquisition method of accounting. Accordingly, the identifiable assets acquired and the liabilities assumed are recorded at their estimated fair values as of the date of acquisition with any excess of the cost of the acquisition over the fair value recorded as goodwill. The Company performs an evaluation of goodwill for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The evaluation for impairment involves comparing the current estimated fair value of the Company to its carrying value. If the current estimated fair value exceeds the carrying value, no additional testing is required and an impairment loss is not recorded. If the estimated fair value is less than the carrying value, further valuation procedures are performed that could result in impairment of goodwill being recorded. The Corporation noted its stock price fell below the carrying value of equity per share and during the fourth quarter of fiscal year 2020 elected to proceed to a quantitative test to compare the Corporation’s fair value with its carrying amount. As of June 30, 2020, the Corporation had $835 in goodwill and the resultant fair value from the quantitative goodwill impairment test was 114% of book value. The estimated fair value of the Corporation was determined by applying weighting factors to the income and market valuation methodologies. In performing its analyses, the Corporation made numerous assumptions with respect to industry performance, business, economic and market conditions, and various other matters, many of which cannot be predicted and are beyond the Corporation's control. Management's financial projections reflect the best currently available estimates and judgments as to the expected future financial performance of the Corporation. However, in the income approach, the most critical assumption is the future earnings of the Corporation and if future earnings are less than what was estimated, goodwill could become impaired during a future period. In addition, the market valuation methodologies utilized by the Corporation employ assumptions that may be anticipated by an acquirer in estimating the fair value of the Corporation.  The impairment test of goodwill indicated no impairment existed as of the valuation date. However, it is impossible to know the future impact of the evolving economic conditions related to COVID-19. If for any future period it is determined that there has been impairment in the carrying value of our goodwill balances, the Corporation will record a charge to earnings, which could have a material adverse effect on net income, but not risk based capital ratios.

Contractual Obligations, Commitments and Contingent Liabilities

The following table presents, as of June 30, 2020, the Corporation’s significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	Note Reference	2021	2022	2023	2024	2025	Thereafter	Total
Certificates of deposit	7	$85,856	$18,178	$7,394	$1,471	$1,487	$996	$115,382
Short-term borrowings	8	6,943	—	—	—	—	—	6,943
Federal Home Loan advances	9	13,116	1,794	79	6,567	9,605	—	31,161
Salary continuation plan	10	146	146	146	142	141	1,974	2,695
Operating leases	5	105	95	76	51	146	—	473
Deposits without maturity		—	—	—	—	—	—	517,973

Note 14-Commitments with Off-Balance Sheet Risk to the Consolidated Financial Statements discusses in greater detail other commitments and contingencies and the various obligations that exist under those agreements. These commitments and contingencies consist primarily of commitments to extend credit to borrowers under lines of credit.

Off-Balance Sheet Arrangements

At June 30, 2020, the Corporation had no unconsolidated, related special purpose entities, nor did the Corporation engage in derivatives and hedging contracts, such as interest rate swaps, which may expose the Corporation to liabilities greater than the amounts recorded on the consolidated balance sheet. The Corporation’s investment policy prohibits engaging in derivative contracts for speculative trading purposes; however, in the future, the Corporation may pursue certain contracts, such as interest rate swaps, to execute a sound and defensive interest rate risk management policy.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for Smaller Reporting Companies.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of Consumers Bancorp, Inc.

Minerva, Ohio

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Consumers Bancorp, Inc. (the "Company") as of June 30, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the PCAOB. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Cleveland, Ohio

September 22, 2020

CONSOLIDATED BALANCE SHEETS

As of June 30, 2020 and 2019

(Dollar amounts in thousands, except per share data)

	2020	2019
ASSETS:
Cash on hand and noninterest-bearing deposits in financial institutions	$8,429	$9,322
Federal funds sold and interest-bearing deposits in financial institutions	1,230	139
Total cash and cash equivalents	9,659	9,461
Certificate of deposits in financial institutions	11,635	1,983
Securities, available-for-sale	143,918	144,010
Securities, held-to-maturity (fair value 2020 $3,868 and 2019 $3,821)	3,541	3,786
Federal bank and other restricted stocks, at cost	2,472	1,723
Loans held for sale	3,507	1,657
Total loans	542,861	369,175
Less allowance for loan losses	(5,678)	(3,788)
Net loans	537,183	365,387
Cash surrender value of life insurance	9,442	9,606
Premises and equipment, net	14,901	14,155
Goodwill	836	—
Core deposit intangible, net	256	—
Accrued interest receivable and other assets	3,470	2,168
Total assets	$740,820	$553,936

LIABILITIES:
Deposits:
Noninterest-bearing demand	$190,233	$116,239
Interest bearing demand	99,173	81,469
Savings	228,567	162,261
Time	115,382	112,205
Total deposits	633,355	472,174
Short-term borrowings	6,943	3,686
Federal Home Loan Bank advances	31,161	22,700
Accrued interest payable and other liabilities	6,121	4,210
Total liabilities	677,580	502,770
Commitments and contingent liabilities (Note 14)

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value; 350,000 shares authorized	—	—
Common shares, no par value; 8,500,000 shares authorized; 3,124,053 shares issued as of June 30, 2020 and 2,854,133 shares issued as of June 30, 2019	19,974	14,656
Retained earnings	40,460	36,487
Treasury stock, at cost (108,475 and 120,288 common shares at June 30, 2020 and 2019, respectively)	(1,454)	(1,543)
Accumulated other comprehensive income	4,260	1,566
Total shareholders’ equity	63,240	51,166
Total liabilities and shareholders’ equity	$740,820	$553,936

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

Years Ended June 30, 2020 and 2019

(Dollar amounts in thousands, except per share data)

	2020	2019
Interest income:
Loans, including fees	$21,544	$16,590
Securities, taxable	1,932	2,192
Securities, tax-exempt	1,597	1,584
Federal bank and other restricted stocks	75	86
Federal funds sold and interest-bearing deposits	157	93
Total interest and dividend income	25,305	20,545
Interest expense:
Deposits	3,486	2,786
Short-term borrowings	43	51
Federal Home Loan Bank advances	292	319
Total interest expense	3,821	3,156
Net interest income	21,484	17,389
Provision for loan losses	1,980	(440)
Net interest income after provision for loan losses	19,504	17,829

Other income:
Service charges on deposit accounts	1,350	1,264
Debit card interchange income	1,575	1,454
Bank owned life insurance death benefit	324	—
Bank owned life insurance income	265	271
Gain on sale of mortgage loans	543	458
Securities gains, net	355	561
Other	291	260
Total other income	4,703	4,268

Other expenses:
Salaries and employee benefits	9,582	8,355
Occupancy and equipment	2,466	2,096
Data processing expenses	907	621
Debit card processing expenses	810	765
Professional and director fees	1,027	799
Federal Deposit Insurance Corporation assessments	106	149
Franchise taxes	403	361
Marketing and advertising	475	424
Loan and collection expenses	95	101
Telephone and communications	301	268
Amortization of intangible	14	—
Other	1,582	1,579
Total other expenses	17,768	15,518
Income before income taxes	6,439	6,579
Income tax expense	912	1,013
Net income	$5,527	$5,566
Basic and diluted earnings per share	$1.92	$2.04

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended June 30, 2020 and 2019

(Dollar amounts in thousands, except per share data)

	2020	2019

Net income	$5,527	$5,566

Other comprehensive income, net of tax:
Net change in unrealized gains:
Unrealized gains arising during the period	3,766	4,612
Reclassification adjustment for gains included in income	(355)	(561)
Net unrealized gain	3,411	4,051
Income tax effect	(717)	(850)
Other comprehensive income	2,694	3,201
Total comprehensive income	$8,221	$8,767

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended June 30, 2020 and 2019

(Dollar amounts in thousands, except per share data)

	Common Shares	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, June 30, 2018	$14,630	$32,342	$(1,576)	$(1,635)	$43,761
Net income		5,566			5,566
Other comprehensive income				3,201	3,201
2,614 shares associated with vested stock awards	26		33		59
Cash dividends declared ($0.52 per share)		(1,421)			(1,421)
Balance, June 30, 2019	$14,656	$36,487	$(1,543)	$1,566	$51,166
Net income		5,527			5,527
Other comprehensive income				2,694	2,694
269,920 shares issued for the Peoples acquisition	5,277				5,277
11,813 shares associated with vested stock awards	41		89		130
Cash dividends declared ($0.54 per share)		(1,554)			(1,554)
Balance, June 30, 2020	$19,974	$40,460	$(1,454)	$4,260	$63,240

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30, 2020 and 2019

(Dollar amounts in thousands, except per share data)

	2020	2019
Cash flows from operating activities:
Net income	$5,527	$5,566
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	1,044	797
Securities amortization and accretion, net	353	784
Provision for loan losses	1,980	(440)
Gain on disposal of fixed assets	(2)	(11)
Loss on disposition or direct write-down of other real estate and repossessed assets owned	(1)	—
Net gain on sale of loans	(543)	(458)
Deferred income tax expense	(361)	173
Gain on sale of securities	(355)	(561)
Intangible amortization	14	—
Origination of loans held for sale	(38,411)	(29,473)
Proceeds from loans held for sale	37,104	29,797
Income from BOLI death benefit	(324)	—
Increase in cash surrender value of life insurance	(265)	(271)
Change in other assets and other liabilities	(167)	483
Net cash flows from operating activities	5,593	6,386

Cash flows from investing activities:
Securities available-for-sale:
Purchases	(36,775)	(22,914)
Maturities, calls and principal pay downs	25,909	19,091
Proceeds from sales of available-for-sale securities	18,421	7,670
Securities held-to-maturity:
Principal pay downs	245	238
Net decrease in certificates of deposit with other financial institutions	2,187	990
Purchase of Federal Home Loan Stock	(595)	(264)
Net increase in loans	(118,463)	(49,935)
Acquisition, net of cash received	(4,295)	—
Proceeds from BOLI death benefit	753	—
Acquisition of premises and equipment	(497)	(1,671)
Disposal of premises and equipment	—	45
Proceeds from sale of other real estate and repossessed assets owned	60	—
Net cash flows from investing activities	(113,050)	(46,750)

Cash flows from financing activities:
Net increase in deposit accounts	100,330	42,211
Proceeds from Federal Home Loan Bank advances	22,500	13,000
Repayments of Federal Home Loan Bank advances	(14,530)	(2,056)
Change in short-term borrowings	909	(9,681)
Dividends paid	(1,554)	(1,421)
Net cash flows from financing activities	107,655	42,053
Increase in cash and cash equivalents	198	1,689
Cash and cash equivalents, beginning of year	9,461	7,772
Cash and cash equivalents, end of year	$9,659	$9,461

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$3,890	$3,092
Federal income taxes	675	820
Non-cash items:
Transfer from loans to other repossessed assets	7	—
Transfer from loans held for sale to portfolio	—	75
Issuance of treasury stock for stock awards	89	59
Right of use assets obtained in exchange for lease liabilities	582	—
Acquisition of Peoples:
Consideration paid	$10,405
Noncash assets acquired:
Certificates of deposit in other financial institutions	11,839
Securities, available-for-sale	4,051
Federal bank and other restricted stocks, at cost	154
Loans, net	55,320
Premises and equipment	818
Goodwill	836
Core deposit intangible	270
Accrued interest receivable and other assets	140
Total noncash assets acquired	73,428
Liabilities assumed:
Deposits	60,851
Federal funds purchased	2,348
Federal Home Loan Bank advances	491
Other liabilities	166
Total liabilities assumed	63,856
Net noncash assets acquired	9,572
Cash acquired	833

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020 and 2019

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

Cash Reserves: The Bank is required to maintain cash on hand and noninterest-bearing balances on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing requirements. The required reserve balance was zero at June 30, 2020 and $456 at June 30, 2019.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Federal Bank and Other Restricted Stocks: The Bank is a member of the Federal Home Loan Bank (FHLB) system. Members are required to own a certain amount of stock based on the level of borrowings and other factors and may invest in additional amounts. FHLB stock, included with Federal bank and other restricted stocks on the Consolidated Balance Sheet, is carried at cost, classified as a restricted security and periodically evaluated for impairment based on ultimate recovery of par value. Federal Reserve Bank stock is also carried at cost. Since these stocks are viewed as a long-term investment, impairment is based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Corporation over the most recent three-year period, depending on loan segment. This actual loss experience is supplemented with economic and other factors based on the risks present for each portfolio segment. These factors include consideration of the following: levels of and trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures and practices; experience, ability and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. The following portfolio segments have been identified:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Real Estate and Repossessed Assets Owned: Real estate properties and other repossessed assets, which are primarily vehicles, acquired through, or in lieu of, loan foreclosure are initially recorded at fair value less costs to sell at the date of acquisition, establishing a new cost basis. Any reduction to fair value from the carrying value of the related loan at the time of acquisition is accounted for as a loan loss. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. If the fair value declines after acquisition, a valuation allowance is recorded as a charge to income. Operating costs after acquisition are expensed. Gains and losses on disposition are reported as a charge to income.

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

Cash Surrender Value of Life Insurance: The Bank has purchased single-premium life insurance policies to insure the lives of current and former participants in the salary continuation plan. As of June 30, 2020, the Bank had policies with total death benefits of $19,067 and total cash surrender values of $9,442. As of June 30, 2019, the Bank had policies with total death benefits of $19,806 and total cash surrender values of $9,606. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. Tax-exempt income is recognized from the periodic increases in cash surrender value of these policies.

Goodwill and Other Intangible Assets: Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired assets and liabilities. Core deposit intangible assets arise from whole bank or branch acquisitions and are measured at fair value and then are amortized over their estimated useful lives. Goodwill is not amortized but is assessed at least annually for impairment. Any such impairment will be recognized in the period identified. The Corporation has selected April 30 as the date to perform the annual impairment test, however based on the current economic conditions related to COVID-19, an interim assessment was completed as of June 30, 2020. Goodwill is the only intangible asset with an indefinite life on the Corporation’s balance sheet.

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

Fair Value of Financial Instruments: Fair value of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 15 of the Consolidated Financial Statements. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, discounted cash flows, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect these estimates.

Dividend Restrictions: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the holding company or by the holding company to shareholders.

Reclassifications: Certain reclassifications have been made to the June 30, 2019 financial statements to be comparable to the June 30, 2020 presentation. The reclassifications had no impact on prior year net income or shareholders’ equity.

Adoption of New Accounting Standards: In February 2016, FASB issued accounting standards update (ASU) 2016-02, Leases (Topic 842). This ASU requires all organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Additional qualitative and quantitative disclosures are required so users can understand more about the nature of an entity’s leasing activities. The new guidance was effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2018. The Corporation has several lease agreements, such as branch locations, which were previously considered operating leases, and therefore, not recognized on the Corporation’s consolidated condensed statements of financial condition. The new guidance requires these lease agreements to now be recognized on the consolidated condensed statements of financial condition as a right-of-use asset and a corresponding lease liability. As of July 1, 2019, the Corporation adopted ASU 2016-02 using the modified retrospective method. There was no cumulative-effect adjustment to the opening balance of retained earnings for the period of adoption. As of June 30, 2020, the Corporation had contractual operating lease commitments of $473.

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

NOTE 2—ACQUISITION

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The acquired assets and liabilities were measured at estimated fair values. Management made certain estimates and exercised judgement in accounting for the acquisition. The fair value of loans was estimated using discounted contractual cash flows. The book balance of the loans at the time of the acquisition was $55,273 before considering Peoples’ allowance for loan losses, which was not carried over. The fair value disclosed above reflects a credit-related adjustment of $(890) and an adjustment for other factors of $937. Loans evidencing credit deterioration since origination, purchased credit impaired loans, included in loans receivable were immaterial. Acquisition costs of $827 pre-tax, or $680 after-tax, were recorded for the twelve-month period ended June 30, 2020. The fair value measurements of assets acquired and liabilities assumed are subject to refinement for up to one year after the closing date of the acquisition as additional information relative to closing date fair values becomes available.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3—SECURITIES

The following table summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at June 30, 2020 and 2019 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses:

Available-for-sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2020
Obligations of U.S. Treasury	$1,248	$8	$—	$1,256
Obligations of U.S. government-sponsored entities and agencies	10,133	399	—	10,532
Obligations of state and political subdivisions	60,343	3,149	—	63,492
U.S. Government-sponsored mortgage-backed securities - residential	48,645	1,515	(4)	50,156
U.S. Government-sponsored mortgage-backed securities - commercial	8,444	55	(2)	8,497
U.S. Government-sponsored collateralized mortgage obligations – residential	9,712	285	(12)	9,985
Total available-for-sale securities	$138,525	$5,411	$(18)	$143,918

Held-to-maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
June 30, 2020
Obligations of state and political subdivisions	$3,541	$327	$—	$3,868
Total held-to-maturity securities	$3,541	$327	$—	$3,868

Available-for-sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2019
Obligations of U.S. government-sponsored entities and agencies	$19,227	$287	$(1)	$19,513
Obligations of state and political subdivisions	56,405	1,557	(33)	57,929
U.S. Government-sponsored mortgage-backed securities - residential	56,309	450	(448)	56,311
U.S. Government-sponsored collateralized mortgage obligations – residential	10,087	198	(28)	10,257
Total available-for-sale securities	$142,028	$2,492	$(510)	$144,010

Held-to-maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
June 30, 2019
Obligations of state and political subdivisions	$3,786	$35	$—	$3,821
Total held-to-maturity securities	$3,786	$35	$—	$3,821

Proceeds from sales of available-for-sale securities during fiscal year 2020 and fiscal year 2019 were as follows:

	2020	2019
Proceeds from sales	$18,421	$7,670
Gross realized gains	355	606
Gross realized losses	—	45

The income tax provision related to these net realized gains amounted to $74 in fiscal year 2020 and $118 in fiscal year 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and fair values of debt securities at June 30, 2020 by expected maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities and collateralized mortgage obligations are shown separately.

Available-for-sale	Amortized Cost	Fair Value
Due in one year or less	$5,861	$5,905
Due after one year through five years	17,042	17,661
Due after five years through ten years	16,057	16,748
Due after ten years	32,764	34,966
Total	71,724	75,280
U.S. Government-sponsored mortgage-backed and related securities	66,801	68,638
Total	$138,525	$143,918

Held-to-maturity	Amortized Cost	Fair Value
Due after five years through ten years	$373	$398
Due after ten years	3,168	3,470
Total	$3,541	$3,868

Securities with a carrying value of approximately $69,048 and $72,600 were pledged at June 30, 2020 and 2019, respectively, to secure public deposits and commitments as required or permitted by law. At June 30, 2020 and 2019, there were no holdings of securities of any one issuer, other than obligations of U.S. government-sponsored entities and agencies, with an aggregate book value greater than 10% of shareholders’ equity.

The following table summarizes the securities with unrealized and unrecognized losses at June 30, 2020 and 2019, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or more		Total
Available-for-sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2020
Mortgage-backed securities – residential	$—	$—	$625	$(4)	$625	$(4)
Mortgage-backed securities – commercial	1,806	(2)	—	—	1,806	(2)
Collateralized mortgage obligations - residential	1,700	(12)	—	—	1,700	(12)
Total temporarily impaired	$3,506	$(14)	$625	$(4)	$4,131	$(18)

	Less than 12 Months		12 Months or more		Total
Available-for-sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

June 30, 2019
Obligations of U.S. government-sponsored entities and agencies	$—	$—	$998	$(1)	$998	$(1)
Obligations of states and political subdivisions	—	—	5,201	(33)	5,201	(33)
Mortgage-backed securities – residential	—	—	36,362	(448)	36,362	(448)
Collateralized mortgage obligations – residential	—	—	3,277	(28)	3,277	(28)
Total temporarily impaired	$—	$—	$45,838	$(510)	$45,838	$(510)

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

As of June 30, 2020, the Corporation’s securities portfolio consisted of 255 available-for-sale and three held-to-maturity securities. There were four available-for-sale securities in an unrealized loss position at June 30, 2020, one of which was in a continuous loss position for twelve or more months. There were no held-to-maturity securities in an unrealized loss position at June 30, 2020. The unrealized losses within the mortgage-backed and collateralized mortgage obligation securities portfolios in fiscal year 2020 were primarily attributed to higher than expected prepayments and uncertainty in prepayment behavior was likely affecting the market values. At June 30, 2020, all the mortgage-backed securities and collateralized mortgage obligations held by the Corporation were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Also, management monitors the financial condition of the individual municipal securities to ensure they meet minimum credit standards. Since the Corporation does not intend to sell these securities and it is not likely the Corporation will be required to sell these securities at an unrealized loss position prior to any anticipated recovery in fair value, which may be maturity, management does not believe there is any OTTI related to these securities at June 30, 2020. Also, there was no OTTI recognized at June 30, 2019.

NOTE 4—LOANS

Major classifications of loans were as follows as of June 30:

	2020	2019
Commercial	$158,667	$80,453
Commercial real estate:
Construction	16,235	16,120
Other	229,029	195,269
1 – 4 Family residential real estate:
Owner occupied	90,494	55,941
Non-owner occupied	19,370	14,517
Construction	9,344	1,931
Consumer	21,334	5,150
Subtotal	544,473	369,381
Net deferred loan fees and costs	(1,612)	(206)
Allowance for loan losses	(5,678)	(3,788)
Net loans	$537,183	$365,387

The above table includes $66,606 of PPP loans in the commercial loan category. The following table presents the activity in the allowance for loan losses by portfolio segment for the year ended June 30, 2020:

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total

Allowance for loan losses:
Beginning balance	$660	$2,575	$494	$59	$3,788
Provision for loan losses	287	1,044	497	152	1,980
Loans charged-off	—	—	(6)	(140)	(146)
Recoveries	—	4	4	48	56
Total ending allowance balance	$947	$3,623	$989	$119	$5,678

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the activity in the allowance for loan losses by portfolio segment for the year ended June 30, 2019:

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total

Allowance for loan losses:
Beginning balance	$586	$2,277	$499	$60	$3,422
Provision for loan losses	74	(498)	(28)	12	(440)
Loans charged-off	—	(80)	—	(36)	(116)
Recoveries	—	876	23	23	922
Total ending allowance balance	$660	$2,575	$494	$59	$3,788

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2020. Included in the recorded investment in loans is $1,936 of accrued interest receivable.

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$28	$6	$—	$—	$34
Acquired loans collectively evaluated for impairment	—	103	94	—	197
Originated loans collectively evaluated for impairment	919	3,514	895	119	5,447
Total ending allowance balance	$947	$3,623	$989	$119	$5,678

Recorded investment in loans:
Loans individually evaluated for impairment	$179	$1,045	$699	$—	$1,923
Acquired loans collectively evaluated for impairment	1,095	8,072	27,252	12,550	48,969
Originated loans collectively evaluated for impairment	156,054	236,840	92,168	8,843	493,905
Total ending loans balance	$157,328	$245,957	$120,119	$21,393	$544,797

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information related to loans individually evaluated for impairment by class of loans as of and for the year ended June 30, 2020:

	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized

With no related allowance recorded:
Commercial	$—	$—	$—	$4	$—	$—
Commercial real estate:
Other	922	836	—	521	88	88
1-4 Family residential real estate:
Owner occupied	604	463	—	117	12	12
Non-owner occupied	284	236	—	247	—	—
With an allowance recorded:
Commercial	176	179	28	168	9	9
Commercial real estate:
Other	209	209	6	217	13	13
Total	$2,195	$1,923	$34	$1,274	$122	$122

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the recorded investment in non-accrual and loans past due over 90 days still on accrual by class of loans as of June 30, 2020 and 2019:

	June 30, 2020		June 30, 2019
		Loans Past Due		Loans Past Due
		Over 90 Days		Over 90 Days
		Still		Still
	Non-accrual	Accruing	Non-accrual	Accruing
Commercial	$21	$—	$—	$—
Commercial real estate:
Other	785	—	436	—
1 – 4 Family residential:
Owner occupied	143	29	85	—
Non-owner occupied	236	—	264	—
Consumer	—	12	—	—
Total	$1,185	$41	$785	$—

Non-accrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the aging of the recorded investment in past due loans as of June 30, 2020 by class of loans:

	Days Past Due
	30 – 59	60 - 89	90 Days or	Total	Loans Not
	Days	Days	Greater	Past Due	Past Due	Total
Commercial	$—	$—	$21	$21	$157,307	$157,328
Commercial real estate:
Construction	—	—	—	—	16,241	16,241
Other	—	2	628	630	229,086	229,716
1-4 Family residential:
Owner occupied	—	—	172	172	91,102	91,274
Non-owner occupied	—	—	—	—	19,410	19,410
Construction	—	—	—	—	9,435	9,435
Consumer	127	49	12	188	21,205	21,393
Total	$127	$51	$833	$1,011	$543,786	$544,797

The above table of past due loans includes the recorded investment in non-accrual loans of $2 in the 60-89 days, $792 in the 90 days or greater category and $391 in the loans not past due category.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Troubled Debt Restructurings (TDR):

The Corporation has certain loans that have been modified in order to maximize collection of loan balances that are classified as TDRs. A modified loan is usually classified as a TDR if, for economic reasons, management grants a concession to the original terms and conditions of the loan to a borrower who is experiencing financial difficulties that it would not have otherwise considered. In response to COVID-19, on March 22, 2020 the Corporation adopted a loan modification program to assist borrowers impacted by the virus. The program is available to most borrowers whose loan was not past due on March 22, 2020, the date this loan modification program was adopted. The program offers principal and interest payment deferrals for up to 90 days or interest only payments for up to 90 days. Interest will be deferred but will continue to accrue during the deferment period and the maturity date on amortizing loans will be extended by the number of months the payment was deferred. Consistent with issued regulatory guidance, modifications made under this program in response to COVID-19 will not be classified as TDRs. As of June 30, 2020, there were 419 loans with an outstanding balance of $78,855, or 14.5% of total loans, that were granted 90 days of payment deferrals under the loan modification program that was adopted in response to COVID-19 that are not classified as TDRs.

At June 30, 2020 and 2019, the Corporation had $974 and $725, respectively, of loans classified as TDRs which are included in impaired loans above. At June 30, 2020 and 2019, the Corporation had $12 and $9, respectively, of specific reserves allocated to these loans.

During the fiscal year ended June 30, 2020, the terms of one loan was modified as a troubled debt restructuring by extending the maturity date. As of June 30, 2020, the Corporation had not committed to lend any additional funds to customers with outstanding loans that were classified as troubled debt restructurings. The following table presents loans by class modified as troubled debt restructurings that occurred during the year ended June 30, 2020:

		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Loans	Investment	Investment
1-4 Family residential:
Owner occupied	1	$314	$314
Total	1	$314	$314

The troubled debt restructuring described above did not result in any charge-off nor did it increase the allowance for loan losses during the twelve months ended June 30, 2020.

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

As of June 30, 2020, and based on the most recent analysis performed, the recorded investment by risk category of loans by class of loans is as follows:

		Special			Not
	Pass	Mention	Substandard	Doubtful	Rated
Commercial	$152,911	$143	$3,979	$21	$274
Commercial real estate:
Construction	16,241	—	—	—	—
Other	220,311	1,469	5,378	785	1,773
1-4 Family residential real estate:
Owner occupied	2,419	—	334	—	88,521
Non-owner occupied	18,435	186	223	236	330
Construction	3,234	—	—	—	6,201
Consumer	153	—	—	—	21,240
Total	$413,704	$1,798	$9,914	$1,042	$118,339

As of June 30, 2019, and based on the most recent analysis performed, the recorded investment by risk category of loans by class of loans is as follows:

		Special			Not
	Pass	Mention	Substandard	Doubtful	Rated
Commercial	$74,393	$4,942	$1,012	$—	$240
Commercial real estate:
Construction	16,075	—	—	—	—
Other	179,952	8,071	5,337	436	1,496
1-4 Family residential real estate:
Owner occupied	2,245	—	24	5	54,193
Non-owner occupied	13,413	205	318	263	319
Construction	—	—	—	—	1,963
Consumer	32	—	—	—	5,132
Total	$286,110	$13,218	$6,691	$704	$63,343

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 5—PREMISES AND EQUIPMENT

Major classifications of premises and equipment were as follows as of June 30:

	2020	2019
Land	$1,603	$1,511
Land improvements	349	344
Building and leasehold improvements	14,191	13,013
Furniture, fixture and equipment	6,333	5,872
Total premises and equipment	22,476	20,740
Accumulated depreciation and amortization	(7,575)	(6,585)
Premises and equipment, net	$14,901	$14,155

Depreciation expense was $1,044 and $797 for the years ended June 30, 2020 and 2019, respectively.

Effective July 1, 2019, the Corporation adopted ASU 2016-02, Leases (Topic 842). As of June 30, 2020, the Corporation leased real estate for six office locations and various equipment under operating lease agreements. The lease agreements have maturity dates ranging from one year or less to September 1, 2028, including extension periods. Lease agreements for four locations have a lease term of 12 months or less and are therefore considered short-term leases and are exempt from Topic 842. The weighted average remaining life of the lease term for the leases with a term over 12 months was 51.92 months as of June 30, 2020.

Costs associated with operating leases accounted for under Topic 842 were $109 for the twelve-month period ended June 30, 2020. The costs of short-term leases were $87 for the twelve-month period ended June 30, 2020. The right-of-use asset, included in premises and equipment, and lease liability, included in other liabilities, were $473 as of June 30, 2020.

Total estimated rental commitments for the operating leases within the scope of Topic 842 were as follows as of June 30, 2020:

Period Ending June 30
2021	$105
2022	95
2023	76
2024	51
Thereafter	146
Total	$473

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

The following table summarizes the Corporation’s acquired goodwill and intangible assets as of June 30, 2020. There were no goodwill or intangible assets as of June 30, 2019.

	June 30, 2020
	Gross Carrying Amount	Accumulated Amortization
Goodwill	$836	$—
Core deposit intangible	270	14
Total	$1,106	$14

Goodwill and the core deposit intangible assets resulted from the acquisition of Peoples (see Note 2). Goodwill represents the excess of the total purchase price paid for the acquisition over the fair value of the identifiable assets acquired, net of the fair value of the liabilities assumed. Goodwill is not amortized but is evaluated for impairment on an annual basis or whenever events or changes in circumstances indicate the asset might be impaired. Impairment exists when a reporting unit’s carrying amount exceeds its fair value. For the goodwill impairment analysis, the Corporation is the only reporting unit. Management performed a quantitative impairment test of the Corporation’s goodwill during the fourth quarter of fiscal year 2020. Based on this test, management concluded that the Corporation’s goodwill was not impaired at June 30, 2020. Goodwill is the only intangible asset on the Corporation’s balance sheet with an indefinite life.

The core deposit intangible asset is amortized on a straight-line basis over ten years. The Corporation recorded intangible amortization expense of $14 in 2020 and expects to record $28 per year for each of the next five fiscal years and $116 thereafter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7—DEPOSITS

Interest-bearing deposits as of June 30, 2020 and 2019 were as follows:

	2020	2019
Demand	$99,173	$81,469
Savings and money market	228,567	162,261
Time:
$250 and over	36,747	39,034
Other	78,635	73,171
Total	$443,122	$355,935

Scheduled maturities of time deposits at June 30, 2020 were as follows:

Twelve Months Ending June 30
2021	$85,856
2022	18,178
2023	7,394
2024	1,471
2025	1,487
Thereafter	996
$115,382

As of June 30, 2020, FHLB public unit deposit standby letters of credit of $6,750 were issued to collateralize public fund deposits.

NOTE 8—SHORT-TERM BORROWINGS

Short-term borrowings consisted of repurchase agreements and federal funds purchased. Information concerning all short-term borrowings at June 30, 2020 and 2019, maturing in less than one year is summarized as follows:

	2020	2019
Balance at June 30	$6,943	$3,686
Average balance during the year	4,306	3,521
Maximum month-end balance	7,705	3,975
Average interest rate during the year	1.00%	1.45%
Weighted average rate, June 30	0.25%	1.39%

Securities sold under agreements to repurchase are utilized to facilitate the needs of our customers. Physical control is maintained for all securities pledged to secure repurchase agreements. Securities available-for-sale pledged for repurchase agreements as of June 30, 2020 and 2019 are presented in the following table:

	Overnight and Continuous
	2020	2019
U.S. government-sponsored entities and agencies pledged	$1,031	$998
Residential mortgage-backed securities pledged	2,720	3,938
Commercial mortgage-backed securities	3,288	—
Total pledged	$7,039	$4,936
Repurchase agreements	$6,943	$3,686

Total interest expense on short-term borrowings was $43 and $51 for the years ended June 30, 2020 and 2019, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9—FEDERAL HOME LOAN BANK ADVANCES

A summary of Federal Home Loan Bank (FHLB) advances were as follows:

			June 30, 2020		June 30, 2019
	Stated Interest Rate Range			Weighted Average		Weighted Average
Advance Type	From	To	Amount	Rate	Amount	Rate
Fixed rate, amortizing	1.37%	1.37%	$461	1.37%	$—	—%
Fixed rate	0.00	1.97	24,200	1.59	11,200	1.59
Variable rate	0.26	0.26	6,500	0.26	11,500	2.56

Each fixed rate advance has a prepayment penalty equal to the present value of 100% of the lost cash flow based upon the difference between the contract rate on the advance and the current rate on a comparable new advance. The following table is a summary of the scheduled principal payments for all advances:

Twelve Months Ending June 30	Principal Payments
2021	$13,116
2022	1,794
2023	79
2024	6,567
Thereafter	9,605
Total	$31,161

Pursuant to collateral agreements with the FHLB, advances are secured by all the stock invested in the FHLB and certain qualifying first mortgage and multi-family loans. The advances were collateralized by $92,056 and $61,812 of first mortgage and multi-family loans under a blanket lien arrangement at June 30, 2020 and 2019, respectively. Based on this collateral and the Corporation’s holdings of FHLB stock, the Bank was eligible to borrow up to a total of $32,425 in additional advances at June 30, 2020.

NOTE 10—EMPLOYEE BENEFIT PLANS

The Bank maintains a 401(k) savings and retirement plan that permits eligible employees to make before- or after-tax contributions to the plan, subject to the dollar limits from Internal Revenue Service regulations. The Bank matches 100% of the employee’s voluntary contributions to the plan based on the amount of each participant’s contributions up to a maximum of 4% of eligible compensation. All regular full-time and part-time employees who complete six months of service and are at least 21 years of age are eligible to participate. Amounts charged to operations were $282 and $236 for the years ended June 30, 2020 and 2019, respectively.

The Bank maintains a nonqualified Salary Continuation Plan (SCP) to reward and encourage certain Bank executives to remain employees of the Bank. The SCP is considered an unfunded plan for tax and Employee Retirement Income Security Act (ERISA) purposes and all obligations arising under the SCP are payable from the general assets of the Corporation. The estimated present value of future benefits to be paid to certain current and former executives totaled $2,695 as of June 30, 2020 and $2,475 as of June 30, 2019 and is included in other liabilities. For purposes of calculating the present value of future benefits, a discount rate of 4.0% was in effect at June 30, 2020 and 4.5% was in effect at June 30, 2019. For the years ended June 30, 2020 and 2019, $305 and $230, respectively, have been charged to expense in connection with the SCP. Distributions to participants were $85 and $76 for the years ended June 30, 2020 and 2019, respectively.

The 2010 Omnibus Incentive Plan (2010 Plan) is a nonqualified share-based compensation plan. The 2010 Plan was established to promote alignment between key employees’ performance and the Corporation’s shareholder interests by motivating performance through the award of stock-based compensation. The 2010 Plan is intended to attract, retain and motivate talented employees and compensate outside directors for their service to the Corporation. The 2010 Plan has been approved by the Corporation’s shareholders. The Compensation Committee of the Corporation’s Board of Directors has sole authority to select the employees, establish the awards to be issued, and approve the terms and conditions of each award contract.

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

The Corporation has granted restricted stock awards to certain employees and directors. Restricted stock awards are issued at no cost to the recipient and can be settled only in shares at the end of the vesting period. Awards are made at the end of the measurement period of certain specified performance targets once those performance targets as established by the Compensation Committee are achieved. Some awards, primarily the awards made to directors, vest on the date of grant. For other awards, primarily the awards made to executive management, 25% vest on the grant date, which is the end of the performance period, with the remaining vesting 25% per year over a three-year period. Restricted stock awards provide the holder with full voting rights and dividends during the vesting period. Cash dividends are reinvested into shares of stock and are subject to the same restrictions and vesting as the initial award. All dividends are forfeitable in the event the shares do not vest. The fair value of the restricted stock awards, which is used to measure compensation expense, is the closing market price of the Corporation’s common stock on the date of the grant and compensation expense is recognized over the vesting period of the awards.

The following table summarizes the status of the restricted stock awards:

	Restricted Stock Awards	Weighted- Average Grant Date Fair Value Per Share
Outstanding at June 30, 2019	3,649	$22.49
Granted	11,813	18.18
Vested	(6,776)	19.05
Non-vested at June 30, 2020	8,686	$19.31

There was $159 in expense recognized in the 2020 fiscal year and $74 in expense recognized in the 2019 fiscal year in connection with the restricted stock awards. As of June 30, 2019, there was $112 of total unrecognized compensation expense related to non-vested shares and the expense is expected to be recognized over the next three years.

NOTE 11—INCOME TAXES

The provision for income taxes consisted of the following for the years ended June 30, calculated utilizing a statutory federal income tax rate of 21.0%:

	2020	2019
Current income taxes	$1,273	$840
Deferred income tax expense	(361)	173
Total income tax expense	$912	$1,013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The net deferred income tax asset consisted of the following components at June 30:

	2020	2019
Deferred tax assets:
Allowance for loan losses	$1,119	$701
Deferred compensation	722	616
Deferred income	46	55
Non-accrual loan interest income	42	50
Other	9	7
Gross deferred tax asset	1,938	1,429

Deferred tax liabilities:
Depreciation	(742)	(645)
Loan fees	(402)	(278)
FHLB stock dividends	(102)	(102)
Prepaid expenses	(72)	(42)
Intangible assets	(102)	—
Net unrealized securities gain	(1,132)	(416)
Gross deferred tax liabilities	(2,552)	(1,483)
Net deferred liability	$(614)	$(54)

The difference between the provision for income taxes and amounts computed by applying the statutory income tax rate of 21.0% to income before taxes consisted of the following for the years ended June 30:

	2020	2019
Income taxes computed at the statutory rate on pretax income	$1,352	$1,382
Tax exempt income	(317)	(319)
Cash surrender value income and death benefit	(124)	(57)
Tax credit	(25)	(28)
Other non-deductible expenses	26	35
Total income tax expense	$912	$1,013

The effective tax rate was 14.2% for the year ended June 30, 2020 compared to 15.4% for the year ended June 30, 2019. At June 30, 2020 and June 30, 2019, the Corporation had no unrecognized tax benefits recorded. The Corporation does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months. There were no interest or penalties recorded for the years ended June 30, 2020 and 2019 and there were no amounts accrued for interest and penalties at June 30, 2020 and 2019.

The Corporation and the Bank are subject to U.S. federal income tax as an income-based tax and a capital-based franchise tax in the State of Ohio. The Corporation and the Bank are no longer subject to examination by taxing authorities for years before 2016.

NOTE 12—RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Bank has granted loans to certain executive officers, directors and their affiliates. A summary of activity during the year ended June 30, 2020 of related party loans were as follows:

Principal balance, July 1	$10,562
New loans, net of refinancing	1,083
Repayments	(1,451)
Changes due to changes in related parties	(4,840)
Principal balance, June 30	$5,354

Deposits from executive officers, directors and their affiliates totaled $4,332 at June 30, 2020 and $3,800 at June 30, 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13—REGULATORY MATTERS

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

As of fiscal year-end 2020 and 2019, the Corporation met the definition of a Small Bank Holding Company and, therefore, was exempt from maintaining consolidated regulatory capital ratios. Instead, regulatory capital ratios only apply at the subsidiary bank level. The Basel III Capital Rules became effective for the Bank on January 1, 2015 and certain provisions were subject to a phase-in period. The implementation of the capital conservation buffer was phased in from 0.625% on January 1, 2016 to 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of Common Equity Tier 1 capital to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. In 2019, the Community Bank Leverage Ratio (CBLR) was approved by federal banking agencies as an optional capital measure available to Qualifying Community Banking Organizations (QCBO). If a bank qualifies as a QCB0, maintains a CBLR of 9.00% or greater, and opts in to the CBLR framework, the bank would be considered “well-capitalized” for regulatory capital purposes and exempt from complying with the risk-based capital rule described above. The CBLR rule took effect January 1, 2020 and banks could opt-in through an election in the first quarter 2020 regulatory filing. The Bank qualified as a QCBO except it did not met the minimum CBLR threshold at that time. The CARES Act temporarily reduced the minimum CBLR to 8.00% through December 31, 2020. Under the reduced CBLR threshold, the Bank meets the criteria of a QCBO as of June 30, 2020 but did not opt-in to the CBLR. Management believes as of June 30, 2020, the Bank met all capital adequacy requirements to which it was subject.

The following table presents actual and required capital ratios as of June 30, 2020 and June 30, 2019 for the Bank:

	Actual		Minimum Capital Required – Basel III (1)		Minimum Required To Be Considered Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2020
Common equity Tier 1 to risk-weighted assets	$57.6	11.55%	$22.4	4.50%	$32.4	6.50%
Tier 1 capital to risk weighted assets	57.6	11.55	29.9	6.00	39.9	8.00
Total capital to risk weighted assets	63.2	12.69	39.9	8.00	49.8	10.00
Tier 1 capital to average assets	57.6	8.04	28.7	4.00	35.8	5.00

	Actual		Minimum Capital Required - Basel III (1)		Minimum Required To Be Considered Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2019
Common equity Tier 1 to risk-weighted assets	$48.0	11.68%	$18.5	4.50%	$26.7	6.50%
Tier 1 capital to risk weighted assets	48.0	11.68	24.6	6.00	32.9	8.00
Total capital to risk weighted assets	51.8	12.60	32.9	8.00	41.1	10.00
Tier 1 capital to average assets	48.0	8.88	21.6	4.00	27.0	5.00
(1)	These amounts exclude the capital conservation buffer.

As of the latest regulatory examination, the Bank was categorized as well capitalized. There are no conditions or events since that examination that management believes may have changed the Bank’s category.

The Corporation’s principal source of funds for dividend payment is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. As of June 30, 2020 the Bank could, without prior approval, declare a dividend of approximately $5,856.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14—COMMITMENTS WITH OFF-BALANCE SHEET RISK

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

The Bank evaluates each customer’s credit on a case-by-case basis. The amount of collateral obtained is based on management’s credit evaluation of the customer. The amount of commitments to extend credit and the exposure to credit loss for non-performance by the customer (before considering collateral) was $98,923 and $83,702 as of June 30, 2020 and 2019, respectively. Of the June 30, 2020 commitments, $75,614 carried variable rates and $23,309 carried fixed rates of interest ranging from 3.25% to 6.75% with maturity dates from September 2020 to August 2051. Of the June 30, 2019 commitments, $67,722 carried variable rates and $15,980 carried fixed rates of interest ranging from 3.50% to 6.75% with maturity dates from July 2019 to June 2050. Financial standby letters of credit were $2,103 and $2,563 as of June 30, 2020 and 2019, respectively. In addition, commitments to extend credit of $10,323 and $8,840 as of June 30, 2020 and 2019, respectively, were available to checking account customers related to the overdraft protection program. Since some loan commitments expire without being used, the amount does not necessarily represent future cash commitments.

NOTE 15—FAIR VALUE

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

Assets and liabilities measured at fair value on a recurring basis are summarized below, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value Measurements at June 30, 2020 Using
	Balance at June 30, 2020	Level 1	Level 2	Level 3
Securities available-for-sale:
Obligations of U.S. Treasury	$1,256	$—	$1,256	$—
Obligations of U.S. government-sponsored entities and agencies	10,532	—	10,532	—
Obligations of states and political subdivisions	63,492	—	63,492	—
U.S. government-sponsored mortgage-backed securities - residential	50,156	—	50,156	—
U.S. government-sponsored mortgage-backed securities - commercial	8,497	—	8,497	—
U.S. government-sponsored collateralized mortgage obligations	9,985	—	9,985	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measurements at June 30, 2019 Using
	Balance at June 30, 2019	Level 1	Level 2	Level 3
Securities available-for-sale:
Obligations of U.S. government-sponsored entities and agencies	$19,513	$—	$19,513	$—
Obligations of states and political subdivisions	57,929	—	57,929	—
U.S. government-sponsored mortgage-backed securities - residential	56,311	—	56,311	—
U.S. government-sponsored collateralized mortgage obligations	10,257	—	10,257	—

There were no transfers between Level 1 and Level 2 during the 2020 or the 2019 fiscal year.

Certain assets and liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. Assets and liabilities measured at fair value on a non-recurring basis include the following:

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

Other Real Estate and Repossessed Assets Owned: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Real estate owned properties and other repossessed assets, which are primarily vehicles, are evaluated on a quarterly basis for additional impairment and adjusted accordingly. There was no other real estate owned or other repossessed assets being carried at fair value as of June 30, 2020 or June 30, 2019.

There were no assets measured at fair value on a non-recurring basis at June 30, 2020. Assets and liabilities measured at fair value on a non-recurring basis at June 30, 2019 are summarized below:

		Fair Value Measurements at June 30, 2019 Using
	Balance at June 30, 2019	Level 1	Level 2	Level 3
Impaired loans:
Commercial Real Estate - Other	$59	$—	$—	$59

Impaired loans, measured for impairment using the fair value of the collateral, had a recorded investment of $59, with no valuation allowance at June 30, 2019. The resulting impact to the provision for loan losses was an increase of $80 for the twelve months ended June 30, 2019. There were no impaired loans measured at fair value on a non-recurring basis at June 30, 2020 and there was no impact to the provision for loan losses for the twelve months ended June 30, 2020.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the estimated fair values of financial instruments that are reported at amortized cost in the Corporation’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	2020		2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Level 1 inputs:
Cash and cash equivalents	$9,659	$9,659	$9,461	$9,461
Level 2 inputs:
Certificates of deposits in other financial institutions	11,635	11,889	1,983	1,983
Loans held for sale	3,507	3,566	1,657	1,687
Accrued interest receivable	2,646	2,646	1,607	1,607
Level 3 inputs:
Securities held-to-maturity	3,541	3,868	3,786	3,821
Loans, net	537,183	548,247	365,387	366,911
Financial Liabilities:
Level 2 inputs:
Demand and savings deposits	517,973	517,973	359,969	359,969
Time deposits	115,382	116,238	112,205	112,841
Short-term borrowings	6,943	6,943	3,686	3,686
Federal Home Loan Bank advances	31,161	31,571	22,700	22,596
Accrued interest payable	107	107	132	132

NOTE 16—PARENT COMPANY FINANCIAL STATEMENTS

The condensed financial information of Consumers Bancorp. Inc. (parent company only) follows:

	June 30, 2020	June 30, 2019
Condensed Balance Sheets
Assets
Cash	$258	$38
Securities, available-for-sale	—	1,646
Other assets	274	75
Investment in subsidiary	62,853	49,545
Total assets	$63,385	$51,304
Liabilities
Other liabilities	$145	$138
Shareholders’ equity	63,240	51,166
Total liabilities & shareholders’ equity	$63,385	$51,304

	Year Ended June 30, 2020	Year Ended June 30, 2019
Condensed Statements of Income and Comprehensive Income
Cash dividends from Bank subsidiary	$6,120	$1,620
Other income	25	40
Other expense	1,050	408
Income before income taxes and equity in undistributed net income of subsidiary	5,095	1,252
Income tax benefit	(189)	(49)
Income before equity in undistributed net income of Bank subsidiary	5,284	1,301
Equity in undistributed net income of subsidiary	243	4,265
Net income	$5,527	$5,566
Comprehensive income	$8,221	$8,767

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Statements of Cash Flows	Year Ended June 30, 2020	Year Ended June 30, 2019
Cash flows from operating activities:
Net income	$5,527	$5,566
Equity in undistributed net income of Bank subsidiary	(243)	(4,265)
Securities amortization and accretion, net	(8)	(10)
Change in other assets and liabilities	(158)	63
Net cash flows from operating activities	5,118	1,354
Cash flows from investing activities:
Proceeds from sale of available-for-sale securities	1,654	—
Acquisition	(5,128)	—
Net cash flows from investing activities	(3,474)	—
Cash flows from financing activities:
Dividend paid	(1,554)	(1,421)
Issuance of treasury stock for stock awards	130	59
Net cash flows from financing activities	(1,424)	(1,362)
Change in cash and cash equivalents	220	(8)
Beginning cash and cash equivalents	38	46
Ending cash and cash equivalents	$258	$38

NOTE 17–EARNINGS PER SHARE

Basic earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period and is equal to net income divided by the weighted average number of shares outstanding during the period.  Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares that may be issued upon the vesting of restricted stock awards.  There were 1,655 shares of restricted stock that were anti-dilutive for the year ending June 30, 2020. There were 1,103 shares of restricted stock that were anti-dilutive for the year ending June 30, 2019. The following table details the calculation of basic and diluted earnings per share:

	For the year Ended June 30,
	2020	2019
Basic:
Net income available to common shareholders	$5,527	$5,566
Weighted average common shares outstanding	2,874,234	2,731,247
Basic income per share	$1.92	$2.04

Diluted:
Net income available to common shareholders	$5,527	$5,566
Weighted average common shares outstanding	2,874,234	2,731,247
Dilutive effect of restricted stock	—	—
Total common shares and dilutive potential common shares	2,874,234	2,731,247
Dilutive income per share	$1.92	$2.04

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18–ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of other comprehensive income related to unrealized gains on available-for-sale securities for the periods ended June 30, 2020 and June 30, 2019, were as follows:

	Pretax	Tax Effect	After-tax	Affected Line Item in Consolidated Statements of Income

Balance as of June 30, 2018	$(2,069)	$434	$(1,635)
Unrealized holding gain on available-for-sale securities arising during the period	4,612	(968)	3,644
Amounts reclassified from accumulated other comprehensive income	(561)	118	(443)	(a)(b)
Net current period other comprehensive income	4,051	(850)	3,201
Balance as of June 30, 2019	$1,982	$(416)	$1,566
Unrealized holding gain on available-for-sale securities arising during the period	3,766	(791)	2,975
Amounts reclassified from accumulated other comprehensive income	(355)	74	(281)	(a)(b)
Net current period other comprehensive income	3,411	(717)	2,694
Balance as of June 30, 2020	$5,393	$(1,133)	$4,260

(a) Securities gain, net

(b) Income tax expense

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 – REVENUE RECOGNITION

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

The following table presents the Corporation's sources of noninterest income for the year ended June 30, 2020 and 2019.

	For the year Ended June 30,
	2020	2019
Noninterest income
In scope of Topic 606:
Service charges on deposit accounts	$1,350	$1,264
Debit card interchange income	1,575	1,454
Other income	291	260

Noninterest income (in scope of Topic 606)	3,216	$2,978
Noninterest income (out-of-scope of Topic 606)	1,487	1,290

Total noninterest income	$4,703	$4,268

Note 20 – COVID-19

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2020 based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in 2013. Based on that assessment, we have concluded that, as of June 30, 2020, our internal control over financial reporting is effective based on those criteria.

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

Changes In Internal Control Over Financial Reporting

There were no changes in the Corporation’s internal controls over financial reporting that occurred during the fourth quarter of fiscal year 2020 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal controls over financial reporting.

ITEM 9B—OTHER INFORMATION

None.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth in the Corporation’s Proxy Statement dated September 21, 2020, under the captions “Election of Directors,” “Directors and Executive Officers,” “The Board of Directors and its Committees,” “Delinquent Section 16(a) Reports,” and “Certain Transactions and Relationships and Legal Proceedings,” and is incorporated herein by reference.

The Corporation’s Code of Ethics Policy, which is applicable to all directors, officers and employees of the Corporation, and its Code of Ethics for Principal Financial Officers, which is applicable to the principal executive officer and the principal financial officer, are each available on the Investor Relations section under Governance Documents of the Corporation’s website (www.consumersbank.com). Copies of either of the Code of Ethics Policies are also available in print to shareholders upon request, addressed to the Corporate Secretary at Consumers Bancorp, Inc., 614 East Lincoln Way, Minerva, Ohio 44657. The Corporation intends to post amendments to or waivers from either of its Code of Ethics Policies on its website.

ITEM 11—EXECUTIVE COMPENSATION

The information required by this item is set forth in the Corporation’s Proxy Statement dated September 21, 2020 under the captions “Director Compensation,” “Executive Compensation,” “Defined Contribution Plan,” “Outstanding Equity Awards at Fiscal Year-End,” and “Salary Continuation Program,” and is incorporated herein by reference.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth information about common stock authorized for issuance, segregated between stock-based compensation plans approved by shareholders and stock-based compensation plans not approved by shareholders, as of June 30, 2020. Additional information regarding stock-based compensation plans is presented in Note 10 - Employee Benefit Plans to the Consolidated Financial Statements located elsewhere in this report.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities issuable under outstanding options, warrants and rights)
Plans approved by shareholders	—	—	76,974
Plans not approved by shareholders	—	—	—
Total	—	—	76,974

The remaining information required by this item is set forth in the Corporation’s Proxy Statement, dated September 21, 2020, under the caption “Security Ownership of Certain Beneficial Owners,” and is incorporated herein by reference.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth in the Corporation’s Proxy Statement, dated September 21, 2020, under the caption “Certain Transactions and Relationships and Legal Proceedings,” and is incorporated herein by reference.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is set forth in the Corporation’s Proxy Statement, dated September 21, 2020, under the caption “Principal Accounting Fees and Services,” and is incorporated herein by reference.

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

3.1

Amended and Restated Articles of Incorporation of the Corporation. Reference is made to Form 10-Q (File No. 033-79130) of the Corporation filed November 8, 2019, which is incorporated herein by reference.

3.2	Amended and Restated Code of Regulations of the Corporation. Reference is made to Form 10-K (File No. 033-79130) of the Corporation filed September 15, 2008, which is incorporated herein by reference.

4	Form of Certificate of Common Shares. Reference is made to Form 10-KSB (File No. 033-79130) of the Corporation filed September 30, 2002, which is incorporated herein by reference.

4.1	Description of Securities of Consumers Bancorp, Inc.

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

101

The following material from Consumers Bancorp, Inc.’s Form 10-K Report for the year ended June 30, 2020, formatted in XBRL (Extensible Business Reporting Language) includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Income, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statement of Changes in Shareholders’ Equity, (5) Consolidated Statements of Cash Flows, and (6) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSUMERS BANCORP, INC.

Date: September 22, 2020	By:	/s/ Ralph J. Lober, II
President and Chief Executive Officer (principal executive officer)

	By:	/s/ Renee K. Wood
Chief Financial Officer and Treasurer (principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 22, 2020.

Signatures	Signatures

/s/ Laurie L. McClellan	/s/ Ralph J. Lober, II
Laurie L. McClellan Chairman of the Board of Directors	Ralph J. Lober, II President, Chief Executive Officer and Director (principal executive officer)

/s/ Renee K. Wood	/s/ John P. Furey
Renee K. Wood Chief Financial Officer and Treasurer (principal financial officer)	John P. Furey Director

/s/ Bradley Goris	/s/ David W. Johnson
Bradley Goris Director	David W. Johnson Director

/s/ Richard T. Kiko, Jr.	/s/ Thomas M. Kishman
Richard T. Kiko, Jr. Director	Thomas M. Kishman Director

/s/ Frank L. Paden	/s/ John W. Parkinson
Frank L. Paden Director	John Parkinson Director

/s/ Harry W. Schmuck, Jr.
Harry W. Schmuck, Jr. Director