Form 10-Q
period 2020-09-30
CONSUMERS BANCORP INC /OH/
filed 2020-11-12
CIK 1006830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

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
None

There were 3,028,100 shares of Registrant’s common stock, no par value, outstanding as of November 10, 2020.

CONSUMERS BANCORP, INC. FORM 10-Q QUARTER ENDED September 30, 2020

Table of Contents

Page Number (s)
Part I – Financial Information

Item 1 – Financial Statements (Unaudited)
Consolidated Balance Sheets at September 30, 2020 and June 30, 2020	1

Consolidated Statements of Income for the three months ended September 30, 2020 and 2019	2

Consolidated Statements of Comprehensive Income for the three months ended September 30, 2020 and 2019	3

Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended September 30, 2020 and 2019	4

Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2020 and 2019	5

Notes to the Consolidated Financial Statements	6-19

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	20-26

Item 3 – Not Applicable for Smaller Reporting Companies

Item 4 – Controls and Procedures	27
Part II – Other Information
Item 1 – Legal Proceedings	28

Item 1A – Not Applicable for Smaller Reporting Companies	28

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3 – Defaults Upon Senior Securities	28

Item 4 – Mine Safety Disclosure	28

Item 5 – Other Information	28

Item 6 – Exhibits	28

Signatures	29

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

CONSUMERS BANCORP, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in thousands, except per share data)	September 30, 2020	June 30, 2020
ASSETS
Cash on hand and noninterest-bearing deposits in financial institutions	$8,239	$8,429
Federal funds sold and interest-bearing deposits in financial institutions	269	1,230
Total cash and cash equivalents	8,508	9,659
Certificates of deposit in other financial institutions	8,872	11,635
Securities, available-for-sale	136,903	143,918
Securities, held-to-maturity (fair value of $3,734 at September 30, 2020 and $3,868 at June 30, 2020)	3,441	3,541
Federal bank and other restricted stocks, at cost	2,472	2,472
Loans held for sale	5,729	3,507
Total loans	562,138	542,861
Less allowance for loan losses	(5,767)	(5,678)
Net loans	556,371	537,183
Cash surrender value of life insurance	9,508	9,442
Premises and equipment, net	15,151	14,901
Goodwill	836	836
Core deposit intangible, net	250	256
Accrued interest receivable and other assets	3,229	3,470
Total assets	$751,270	$740,820

LIABILITIES
Deposits
Noninterest-bearing demand	$188,130	$190,233
Interest bearing demand	105,262	99,173
Savings	231,440	228,567
Time	115,266	115,382
Total deposits	640,098	633,355

Short-term borrowings	8,414	6,943
Federal Home Loan Bank advances	30,899	31,161
Accrued interest and other liabilities	6,432	6,121
Total liabilities	685,843	677,580
Commitments and contingent liabilities

SHAREHOLDERS’ EQUITY
Preferred stock (no par value, 350,000 shares authorized, none outstanding)	—	—
Common stock (no par value, 8,500,000 shares authorized; 3,124,053 shares issued as of September 30, 2020 and June 30, 2020)	20,011	19,974
Retained earnings	42,424	40,460
Treasury stock, at cost (95,953 and 108,475 common shares as of September 30, 2020 and June 30, 2020, respectively)	(1,324)	(1,454)
Accumulated other comprehensive income	4,316	4,260
Total shareholders’ equity	65,427	63,240
Total liabilities and shareholders’ equity	$751,270	$740,820

See accompanying notes to consolidated financial statements

CONSUMERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months ended September 30,
(Dollars in thousands, except per share amounts)	2020	2019

Interest and dividend income
Loans, including fees	$6,489	$4,761
Securities, taxable	372	510
Securities, tax-exempt	420	399
Federal bank and other restricted stocks	18	20
Federal funds sold and other interest-bearing deposits	47	26
Total interest and dividend income	7,346	5,716
Interest expense
Deposits	577	945
Short-term borrowings	4	11
Federal Home Loan Bank advances	71	79
Total interest expense	652	1,035
Net interest income	6,694	4,681
Provision for loan losses	130	130
Net interest income after provision for loan losses	6,564	4,551

Noninterest income
Service charges on deposit accounts	307	373
Debit card interchange income	456	391
Gain on sale of mortgage loans	236	135
Bank owned life insurance death benefit	—	324
Bank owned life insurance income	66	68
Securities gains, net	—	106
Other	76	72
Total noninterest income	1,141	1,469

Noninterest expenses
Salaries and employee benefits	2,691	2,173
Occupancy and equipment	640	532
Data processing expenses	186	385
Debit card processing expenses	238	201
Professional and director fees	237	257
FDIC assessments	61	(7)
Franchise taxes	109	95
Marketing and advertising	134	181
Telephone and network communications	84	74
Amortization of intangible	6	—
Other	413	414
Total noninterest expenses	4,799	4,305
Income before income taxes	2,906	1,715
Income tax expense	505	212
Net income	$2,401	$1,503

Basic and diluted earnings per share	$0.80	$0.55

See accompanying notes to consolidated financial statements

CONSUMERS BANCORP, INC.

Consolidated statements of comprehensive income

(Unaudited)

(Dollars in thousands)
	Three Months ended September 30,
	2020	2019

Net income	$2,401	$1,503

Other comprehensive income, net of tax:
Net change in unrealized gains (losses) on securities available-for-sale:
Unrealized gains arising during the period	70	818
Reclassification adjustment for gains included in income	—	(106)
Net unrealized gains	70	712
Income tax effect	(14)	(149)
Other comprehensive income	56	563

Total comprehensive income	$2,457	$2,066

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share data)	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, June 30, 2020	$19,974	$40,460	$(1,454)	$4,260	$63,240
Net income		2,401			2,401
Other comprehensive income				56	56
12,522 shares associated with vested stock awards	37		130		167
Cash dividends declared ($0.145 per share)		(437)			(437)
Balance, September 30, 2020	$20,011	$42,424	$(1,324)	$4,316	$65,427

Balance, June 30, 2019	$14,656	$36,487	$(1,543)	$1,566	$51,166
Net income		1,503			1,503
Other comprehensive income				563	563
11,813 shares associated with vested stock awards	41		89		130
Cash dividends declared ($0.135 per share)		(369)			(369)
Balance, September 30, 2019	$14,697	$37,621	$(1,454)	$2,129	$52,993

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)	Three Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net cash from operating activities	$1,041	$806
Cash flow from investing activities
Purchases of securities, available-for-sale	(500)	(2,318)
Maturities, calls and principal pay downs of securities, available-for-sale	7,355	4,893
Sale of securities, available-for-sale	—	4,460
Principal pay downs of securities, held-to-maturity	100	100
Net decrease in certificate of deposit in other financial institutions	2,763	490
Net increase in loans	(19,327)	(14,654)
Proceeds from BOLI death benefit	—	753
Premises and equipment purchases	(106)	(48)
Sale of other repossessed assets	8	—
Net cash from investing activities	(9,707)	(6,324)
Cash flow from financing activities
Net increase in deposit accounts	6,743	15,260
Net change in short-term borrowings	1,471	68
Proceeds from Federal Home Loan Bank advances	1,300	1,500
Repayments of Federal Home Loan Bank advances	(1,562)	(7,900)
Dividends paid	(437)	(369)
Net cash from financing activities	7,515	8,559
Increase (decrease) in cash or cash equivalents	(1,151)	3,041
Cash and cash equivalents, beginning of period	9,659	9,461
Cash and cash equivalents, end of period	$8,508	$12,502
Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$652	$1,050
Federal income taxes	300	—
Non-cash items:
Issuance of treasury stock for stock awards	167	89
Right of use assets obtained in exchange for lease liabilities	—	582

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

Basis of Presentation: The consolidated financial statements for interim periods are unaudited and reflect all adjustments (consisting of only normal recurring adjustments), which, in the opinion of management, are necessary to present fairly the financial position and results of operations and cash flows for the periods presented. The unaudited financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by accounting principles generally accepted in the United States of America. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s Form 10-K for the year ended June 30, 2020. The results of operations for the interim period disclosed herein are not necessarily indicative of the results that may be expected for a full year.

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

Recently Issued Accounting Pronouncements Not Yet Effective: In June 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU adds a new Topic 326 to the codification and removes the thresholds that companies apply to measure credit losses on financial instruments measured at amortized cost, such as loans, receivables, and held-to-maturity debt securities. Under current U.S. generally accepted accounting principles, companies generally recognize credit losses when it is probable that the loss has been incurred. The revised guidance will remove all current loss recognition thresholds and will require companies to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the corporation expects to collect over the instrument’s contractual life. ASU 2016-13 also amends the credit loss measurement guidance for available-for-sale debt securities and beneficial interests in securitized financial assets. The guidance in ASU 2016-13 is effective for “public business entities,” as defined in the guidance, that are SEC filers for fiscal years and for interim periods within those fiscal years beginning after December 15, 2019. Early adoption of the guidance is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. However, during July 2019, FASB unanimously voted for a proposal to delay this ASU to January 2023 for smaller reporting companies. On October 16, 2019, FASB approved a final ASU delaying the effective date. The new guidance is effective for annual and interim periods beginning after December 15, 2022 for certain entities, including smaller reporting companies. The Corporation is a smaller reporting company.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition of Peoples. The core deposit intangible will be amortized over ten years on a straight-line basis. Goodwill will not be amortized, but instead will be evaluated for impairment.

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

The acquired assets and liabilities were measured at estimated fair values. Management made certain estimates and exercised judgement in accounting for the acquisition. The fair value of loans was estimated using discounted contractual cash flows. The book balance of the loans at the time of the acquisition was $55,273 before considering Peoples’ allowance for loan losses, which was not carried over. The fair value disclosed above reflects a credit-related adjustment of $(890) and an adjustment for other factors of $937. Loans evidencing credit deterioration since origination, purchased credit impaired loans, included in loans receivable, were immaterial. Acquisition costs of $827 pre-tax, or $680 after-tax, were recorded during the twelve-month period ended June 30, 2020. The fair value measurements of assets acquired and liabilities assumed are subject to refinement for up to one year after the closing date of the acquisition as additional information relative to closing date fair values becomes available.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 3 – Securities

Available –for-Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2020
U.S. Treasury	$749	$4	$—	$753
Obligations of U.S. government-sponsored entities and agencies	9,880	372	—	10,252
Obligations of state and political subdivisions	60,795	3,238	(12)	64,021
U.S. Government-sponsored mortgage-backed securities–residential	44,540	1,588	(10)	46,118
U.S. Government-sponsored mortgage-backed securities– commercial	7,913	72	(4)	7,981
U.S. Government-sponsored collateralized mortgage obligations– residential	7,563	225	(10)	7,778
Total available-for-sale securities	$131,440	$5,499	$(36)	$136,903

Held-to-Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
September 30, 2020
Obligations of state and political subdivisions	$3,441	$293	$—	$3,734
Total held-to-maturity securities	$3,441	$293	$—	$3,734

Available–for-Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2020
U.S. Treasury	$1,248	$8	$—	$1,256
Obligations of U.S. government-sponsored entities and agencies	10,133	399	—	10,532
Obligations of state and political subdivisions	60,343	3,149	—	63,492
U.S. government-sponsored mortgage-backed securities - residential	48,645	1,515	(4)	50,156
U.S. government-sponsored mortgage-backed securities - commercial	8,444	55	(2)	8,497
U.S. government-sponsored collateralized mortgage obligations - residential	9,712	285	(12)	9,985
Total available-for-sale securities	$138,525	$5,411	$(18)	$143,918

Held-to-Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
June 30, 2020
Obligations of state and political subdivisions	$3,541	$327	$—	$3,868
Total held-to-maturity securities	$3,541	$327	$—	$3,868

Proceeds from the sale and call of available-for-sale securities were as follows:

	Three Months Ended September 30,
	2020	2019
Proceeds from sales and calls	$—	$4,460
Gross realized gains	—	106

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The income tax provision related to the net realized gains amounted to $22 for the three months ended September 30, 2019.

The amortized cost and fair values of debt securities at September 30, 2020, by expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

Available-for-Sale	Amortized Cost	Estimated Fair Value
Due in one year or less	$6,532	$6,558
Due after one year through five years	17,026	17,611
Due after five years through ten years	15,159	15,865
Due after ten years	32,707	34,992
Total	71,424	75,026

U.S. Government-sponsored mortgage-backed and related securities	60,016	61,877
Total available-for-sale securities	$131,440	$136,903

Held-to-Maturity
Due after five years through ten years	$373	$397
Due after ten years	3,068	3,337
Total held-to-maturity securities	$3,441	$3,734

The following table summarizes the securities with unrealized losses at September 30, 2020 and June 30, 2020, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or more		Total
Available-for-sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2020
Obligations of states and political subdivisions	$1,061	$(12)	$—	$—	$1,061	$(12)
U.S. Government-sponsored mortgage-backed securities – residential	1,306	(10)	—	—	1,306	(10)
U.S. Government-sponsored mortgage-backed securities- commercial	1,654	(4)	—	—	1,654	(4)
U.S. Government-sponsored collateralized mortgage obligations - residential	1,263	(10)	—	—	1,263	(10)
Total temporarily impaired	$5,284	$(36)	$—	$—	$5,284	$(36)

	Less than 12 Months		12 Months or more		Total
Available-for-sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2020
U.S. Government-sponsored mortgage-backed securities – residential	—	—	625	(4)	625	(4)
U.S. Government-sponsored mortgage-backed securities – commercial	1,806	(2)	—	—	1,806	(2)
U.S. Government-sponsored collateralized mortgage obligations - residential	1,700	(12)	—	—	1,700	(12)
Total temporarily impaired	$3,506	$(14)	$625	$(4)	$4,131	$(18)

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

The unrealized losses within the securities portfolio as of September 30, 2020 have not been recognized into income because the decline in fair value is not attributed to credit quality and management does not intend to sell, and it is not likely that management will be required to sell, the securities prior to their anticipated recovery. The decline in fair value within the securities portfolio is largely due to increases in mortgage backed and collateralized mortgage obligations prepayment speeds impacting the yield on bonds that were purchased at a premium. The mortgage-backed securities and collateralized mortgage obligations were primarily issued by Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support. The Corporation does not own any private label mortgage-backed securities.

Note 4 – Loans

Major classifications of loans were as follows:

	September 30, 2020	June 30, 2020
Commercial	$176,838	$158,667
Commercial real estate:
Construction	8,809	16,235
Other	239,613	229,029
1 – 4 Family residential real estate:
Owner occupied	90,311	90,494
Non-owner occupied	19,907	19,370
Construction	5,860	9,344
Consumer	21,765	21,334
Subtotal	563,103	544,473
Net Deferred loan fees and costs	(965)	(1,612)
Allowance for loan losses	(5,767)	(5,678)
Net Loans	$556,371	$537,183

The above table includes PPP loans of $68,788 as of September 30, 2020 and $66,606 as of June 30, 2020 in the commercial loan category.

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2020:

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total

Allowance for loan losses:
Beginning balance	$947	$3,623	$989	$119	$5,678
Provision for loan losses	15	70	8	37	130
Loans charged-off	(22)	—	—	(44)	(66)
Recoveries	—	1	—	24	25
Total ending allowance balance	$940	$3,694	$997	$136	$5,767

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

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2020. Included in the recorded investment in loans is $1,759 of accrued interest receivable.

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$3	$5	$—	$—	$8
Acquired loans collectively evaluated for impairment	—	103	89	—	192
Originated loans collectively evaluated for impairment	937	3,586	908	136	5,567
Total ending allowance balance	$940	$3,694	$997	$136	$5,767

Recorded investment in loans:
Loans individually evaluated for impairment	$154	$1,031	$914	$—	$2,099
Acquired loans collectively evaluated for impairment	882	8,097	25,553	10,892	45,424
Originated loans collectively evaluated for impairment	175,283	239,667	90,513	10,911	516,374
Total ending loans balance	$176,319	$248,795	$116,980	$21,803	$563,897

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

The following table presents information related to unpaid principal balance, recorded investment and interest income associated with loans individually evaluated for impairment by class of loans as of September 30, 2020 and for the three months ended September 30, 2020:

	As of September 30, 2020			Three Months ended September 30, 2020
	Unpaid		Allowance for Loan	Average	Interest	Cash Basis
	Principal	Recorded	Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial real estate:
Other	$913	$825	$—	$826	$1	$1
1-4 Family residential real estate:
Owner occupied	830	689	—	539	6	6
Non-owner occupied	279	225	—	229	—	—
With an allowance recorded:
Commercial	152	154	3	171	2	2
Commercial real estate:
Other	205	206	5	206	3	3
Total	$2,379	$2,099	$8	$1,971	$12	$12

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents information related to unpaid principal balance, recorded investment and interest income associated with loans individually evaluated for impairment by class of loans as of June 30, 2020 and for the three months ended September 30, 2019:

	As of June 30, 2020			Three Months ended September 30, 2019
	Unpaid		Allowance for Loan	Average	Interest	Cash Basis
	Principal	Recorded	Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial real estate:
Other	$922	$836	$—	$362	$86	$86
1-4 Family residential real estate:
Owner occupied	604	463	—	39	7	7
Non-owner occupied	284	236	—	257	—	—
With an allowance recorded:
Commercial	176	179	28	170	3	3
Commercial real estate:
Other	209	209	6	220	3	3
Total	$2,195	$1,923	$34	$1,048	$99	$99

The following table presents the recorded investment in non-accrual and loans past due over 90 days still on accrual by class of loans as of September 30, 2020 and June 30, 2020:

	September 30, 2020		June 30, 2020
		Loans Past Due		Loans Past Due
		Over 90 Days		Over 90 Days
		Still		Still
	Non-accrual	Accruing	Non-accrual	Accruing
Commercial	$—	$—	$21	$—
Commercial real estate:
Other	774	—	785	—
1 – 4 Family residential:
Owner occupied	369	—	143	29
Non-owner occupied	226	—	236	—
Consumer	—	—	—	12
Total	$1,369	$—	$1,185	$41

Non-accrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the aging of the recorded investment in past due loans as of September 30, 2020 by class of loans:

	Days Past Due
	30 - 59	60 - 89	90 Days or	Total	Loans Not
	Days	Days	Greater	Past Due	Past Due	Total
Commercial	$—	$—	$—	$—	$176,319	$176,319
Commercial real estate:
Construction	—	—	—	—	8,810	8,810
Other	—	—	629	629	239,356	239,985
1-4 Family residential:
Owner occupied	234	—	369	603	90,498	91,101
Non-owner occupied	—	—	—	—	19,934	19,934
Construction	—	—	—	—	5,945	5,945
Consumer	105	16	—	121	21,682	21,803
Total	$339	$16	$998	$1,353	$562,544	$563,897

The above table of past due loans includes the recorded investment in non-accrual loans of $998 in the 90 days or greater category and $371 in the loans not past due category.

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

Troubled Debt Restructurings (TDR):

The Corporation has certain loans that have been modified in order to maximize collection of loan balances that are classified as TDRs. A modified loan is usually classified as a TDR if, for economic reasons, management grants a concession to the original terms and conditions of the loan to a borrower who is experiencing financial difficulties that it would not have otherwise considered. In response to COVID-19, on March 22, 2020 the Corporation adopted a loan modification program to assist borrowers impacted by the virus. The program is available to most borrowers whose loan was not past due on March 22, 2020, the date this loan modification program was adopted. The program offers principal and interest payment deferrals for up to 90 days or interest only payments for up to 90 days. Interest will be deferred but will continue to accrue during the deferment period and the maturity date on amortizing loans will be extended by the number of months the payment was deferred. Consistent with issued regulatory guidance, modifications made under this program in response to COVID-19 will not be classified as TDRs. As of September 30, 2020, payment deferrals under the loan modification program that was adopted in response to COVID-19 were granted on 438 loans which totaled $79,961 and are not classified as TDRs. As of October 31, 2020, 11 loans with an outstanding principal balance of $473 remain in payment deferral status.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

As of September 30, 2020 and June 30, 2020, the Corporation had $956 and $974, respectively, of loans classified as TDRs which are included in impaired loans above. As of September 30, 2020 and 2019, the Corporation had not committed to lend any additional funds to customers with outstanding loans that were classified as troubled debt restructurings. As of September 30, 2020 and June 30, 2020, the Corporation had $8 and $12, respectively, of specific reserve allocated to these loans.

During the three-month periods ended September 30, 2020 and 2019, there were no loan modifications completed that were classified as troubled debt restructurings. There were no charge offs from troubled debt restructurings that were completed during the three-month periods ended September 30, 2020 and 2019.

There were no loans classified as troubled debt restructurings for which there was a payment default within 12 months following the modification during the three-month periods ended September 30, 2020 and 2019. A loan is considered in payment default once it is 90 days contractually past due under the modified terms.

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

	As of September 30, 2020
		Special			Not
	Pass	Mention	Substandard	Doubtful	Rated
Commercial	$171,905	$140	$3,992	$—	$282
Commercial real estate:
Construction	8,810	—	—	—	—
Other	230,260	2,052	5,292	774	1,607
1-4 Family residential real estate:
Owner occupied	2,307	—	334	—	88,460
Non-owner occupied	18,959	178	217	226	354
Construction	1,378	—	—	—	4,567
Consumer	119	—	—	—	21,684
Total	$433,738	$2,370	$9,835	$1,000	$116,954

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

As of June 30, 2020, and based on the most recent analysis performed, the recorded investment by risk category of loans by class of loans is as follows:

	As of June 30, 2020
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

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Assets and liabilities measured at fair value on a recurring basis are summarized below, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements at September 30, 2020 Using
	Balance at September 30, 2020	Level 1	Level 2	Level 3
Assets:
U.S. Treasury	$753	$—	$753	$—
Obligations of U.S. government-sponsored entities and agencies	10,252	—	10,252	—
Obligations of states and political subdivisions	64,021	—	64,021	—
U.S. Government-sponsored mortgage-backed securities – residential	46,118	—	46,118	—
U.S. Government-sponsored mortgage-backed securities – commercial	7,981	—	7,981	—
U.S. Government-sponsored collateralized mortgage obligations - residential	7,778	—	7,778	—

		Fair Value Measurements at June 30, 2020 Using
	Balance at June 30, 2020	Level 1	Level 2	Level 3
Assets:
Securities available-for-sale:
Obligations of U.S. Treasury	$1,256	$—	$1,256	$—
Obligations of government-sponsored entities	10,532	—	10,532	—
Obligations of states and political subdivisions	63,492	—	63,492	—
U.S. Government-sponsored mortgage-backed securities - residential	50,156	—	50,156	—
U.S. Government-sponsored mortgage-backed securities – commercial	8,497	—	8,497	—
U.S. Government-sponsored collateralized mortgage obligations	9,985	—	9,985	—

There were no transfers between Level 1 and Level 2 during the three-month periods ended September 30, 2020 or 2019.

Certain assets and liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. Assets and liabilities measured at fair value on a non-recurring basis include the following:

Impaired Loans: At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive specific allocations of the allowance for loan losses or are charged down to their fair value. For collateral dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. There were no impaired loans measured at fair value on a non-recurring basis at September 30, 2020 or June 30, 2020 and there was no impact to the provision for loan losses for the three month periods ended September 30, 2020 or September 30, 2019.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Other Real Estate and Repossessed Assets Owned: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Real estate owned properties and other repossessed assets, which are primarily vehicles, are evaluated on a quarterly basis for additional impairment and adjusted accordingly. There was no other real estate owned or other repossessed assets being carried at fair value as of September 30, 2020 or June 30, 2020.

The following table shows the estimated fair values of financial instruments that are reported at amortized cost in the Corporation’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	September 30, 2020		June 30, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Level 1 inputs:
Cash and cash equivalents	$8,508	$8,508	$9,659	$9,659
Level 2 inputs:
Certificates of deposit in other financial institutions	8,872	9,121	11,635	11,889
Loans held for sale	5,729	5,854	3,507	3,566
Accrued interest receivable	2,593	2,593	2,646	2,646
Level 3 inputs:
Securities held-to-maturity	3,441	3,734	3,541	3,868
Loans, net	556,371	571,676	537,183	548,247
Financial Liabilities:
Level 2 inputs:
Demand and savings deposits	524,832	524,832	517,973	517,973
Time deposits	115,266	115,938	115,382	116,238
Short-term borrowings	8,414	8,414	6,943	6,943
Federal Home Loan Bank advances	30,899	31,261	31,161	31,571
Accrued interest payable	108	108	107	107

Note 6 – Earnings Per Share

Basic earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period and is equal to net income divided by the weighted average number of shares outstanding during the period.  Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares that may be issued upon the vesting of restricted stock awards. There were 11,461 shares of restricted stock that were anti-dilutive for the three-month period ended September 30, 2020. There were 4,062 shares of restricted stock that were anti-dilutive for the three-month period ended September 30, 2019. The following table details the calculation of basic and diluted earnings per share:

	For the Three Months Ended September 30,
	2020	2019
Basic:
Net income available to common shareholders	$2,401	$1,503
Weighted average common shares outstanding	3,010,844	2,734,578
Basic income per share	$0.80	$0.55

Diluted:
Net income available to common shareholders	$2,401	$1,503
Weighted average common shares outstanding	3,010,844	2,734,578
Dilutive effect of restricted stock	—	—
Total common shares and dilutive potential common shares	3,010,844	2,734,578
Dilutive income per share	$0.80	$0.55

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 7 –Accumulated Other Comprehensive Income (Loss)

The components of other comprehensive income related to unrealized gains and losses on available-for-sale securities for the three-month period ended September 30, 2020 and 2019, were as follows:

	Pretax	Tax Effect	After-tax	Affected Line Item in Consolidated Statements of Income
Balance as of June 30, 2020	$5,393	$(1,133)	$4,260
Unrealized holding gain on available-for-sale securities arising during the period	70	(14)	56	(a)(b)
Balance as of September 30, 2020	$5,463	$(1,147)	$4,316

Balance as of June 30, 2019	$1,982	$(416)	$1,566
Unrealized holding gain on available-for-sale securities arising during the period	818	(171)	647
Amounts reclassified from accumulated other comprehensive income	(106)	22	(84)	(a)(b)
Net current period other comprehensive income	712	(149)	563
Balance after reclassification as of September 30, 2019	$2,694	$(565)	$2,129

(a) Securities (gains) losses, net

(b) Income tax expense

Note 8 – COVID-19

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

CONSUMERS BANCORP, INC.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share data)

General

The following is management’s analysis of the Corporation’s results of operations for the three-month period ended September 30, 2020, compared to the same period in 2019, and the consolidated balance sheet at September 30, 2020, compared to June 30, 2020. This discussion is designed to provide a more comprehensive review of the operating results and financial condition than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

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

COVID-19 Pandemic

In response to COVID-19, management is actively pursuing multiple avenues to assist customers during these uncertain times. For commercial borrowers, the Coronavirus Aid, Relief and Economic Security Act (the CARES Act) includes two key SBA initiatives to assist small businesses. The first SBA program is the Paycheck Protection Program (PPP) that was designed to provide a direct incentive for small businesses to keep their workers on the payroll. The SBA will forgive loans obtained under this program if the borrower meets payroll and other requirements. A total of $68,788 of PPP loans for 607 customers were outstanding as of September 30, 2020. The second SBA program is the Subsidy for Certain Loan Payments in which the SBA will pay the principal, interest, and any associated fees the borrower owes on certain SBA loans for a six-month period. Over the course of the program, the Corporation had approximately $18,832 of SBA loans which were eligible for payment assistance from the SBA and for most borrowers the payment assistance ended in October 2020.

Additionally, on March 22, 2020 the Corporation adopted a loan modification program to assist borrowers impacted by COVID-19. The program is available to most borrowers whose loan was not past due on March 22, 2020, the date this loan modification program was adopted. The program offers principal and interest payment deferrals for up to 90 days or interest only payments for up to 90 days. Interest will be deferred but will continue to accrue during the deferment period and the maturity date on amortizing loans will be extended by the number of months the payment was deferred. Consistent with issued regulatory guidance, modifications made under this program in response to COVID-19 will not be classified as troubled debt restructurings. In response to the challenges of those facing hardship due to the pandemic, payment deferrals were granted on 438 loans which totaled $79,961. As of October 31, 2020, 11 loans with an outstanding principal balance of $473 remain in payment deferral status. The remaining loans that were in payment deferral have returned to making regular principal and interest payments and all except 9 of these loans, which have an outstanding balance of $37, were current as of October 31, 2020.

We are also assisting customers by waiving late charges, refunding NSF and overdraft fees, and waiving CD prepayment penalties for customers experiencing financial hardship due to COVID-19. The consumer reserve personal line of credit has been redesigned to provide easier access and a lower initial rate on this unsecured line of credit that is linked to a personal checking account. Commercial customers are encouraged to access available funds on their lines of credit and we expect to provide emergency commercial lines of credit to qualified borrowers in order to assist borrowers in meeting payroll and other recurring fixed expenses. Two emergency lines of credit with a committed liability of $400 with no principal balance drawn were outstanding as of September 30, 2020.

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data

The Corporation has modified its business practices with a portion of employees working remotely from their homes to limit interruptions to operations as much as possible and to help reduce the risk of COVID-19 infecting entire departments. Branch lobbies were closed for a six-week period but are now open for normal business. The Company is encouraging virtual meetings and conference calls in place of in-person meetings. Additionally, travel for business has been restricted. The Company is promoting social distancing, frequent hand washing and thorough disinfection of all surfaces.

Results of Operations

Three-Month Periods Ended September 30, 2020 and 2019

Net income for the first quarter of fiscal year 2021 was $2,401, or $0.80 per common share, compared to $1,503, or $0.55 per common share for the three months ended September 30, 2019. The following are key highlights of our results of operations for the three months ended September 30, 2020 compared to the prior fiscal year comparable period:

●

net interest income increased $2,013 to $6,694, or 43.0%, in the first quarter of fiscal year 2021 from the same prior year period primarily as a result of an increase in average interest earning assets and a reduction in the cost of funds;

●	a $130 provision for loans loss expense was recorded for the first quarter of fiscal year 2021 as well as for the prior year period;
●

noninterest income decreased by $328 in the first quarter of fiscal year 2021 from the same prior year period primarily since the prior year period included $324 of income recognized as a result of proceeds received from a bank owned life insurance policy claim and a $106 gain on the sale of securities. These reductions were partially offset by a $101 increase on gains from the sale of mortgage loans and a $65 increase in debit card interchange income; and

●

noninterest expenses increased by $494, or 11.5%, in the first quarter of fiscal year 2021 from the same prior year period and included a full quarter of expenses associated with the three new office locations and additional staff gained as a result of the merger with Peoples.

Return on average equity and return on average assets were 14.74% and 1.29%, respectively, for the three months ended September 30, 2020 compared to 11.42% and 1.07%, respectively, for the same prior year period.

Net Interest Income

Net interest income, the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the largest component of the Corporation’s earnings. Net interest income is affected by changes in the volumes, rates and composition of interest-earning assets and interest-bearing liabilities. Net interest margin is calculated by dividing net interest income on a fully tax equivalent basis (FTE) by total average interest-earning assets. FTE income includes tax-exempt income, restated to a pre-tax equivalent, based on the statutory federal income tax rate. The federal income tax rate in effect for the 2021 and 2020 fiscal years was 21.0%. All average balances are daily average balances. Non-accruing loans are included in average loan balances.

The Corporation’s net interest margin was 3.84% for the three months ended September 30, 2020, compared with 3.61% for the same period in 2019. FTE net interest income for the three months ended September 30, 2020 increased by $2,034, or 42.7%, to $6,792 from $4,758 for the same prior year period.

Tax-equivalent interest income for the three months ended September 30, 2020 increased by $1,651, or 28.5%, from the same prior year period. Interest income was positively impacted by a $181,732, or 34.6%, increase in average interest-earning assets from the same prior year period due to the assets acquired from the Peoples acquisition as well as organic loan growth. Additionally, interest income was positively impacted by a change in the earning asset mix, with higher yielding loans increasing faster than lower yielding securities and interest bearing deposits with other banks. The Corporation’s yield on average interest-earning assets was 4.21% for the three months ended September 30, 2020 compared with 4.40% for the same period last year.

Interest expense for the three months ended September 30, 2020 decreased by $383, or 37.0%, from the same prior year period primarily due to a reduction in deposit and borrowing costs as a result of lower market interest rates. The Corporation’s cost of funds was 0.54% for the three months ended September 30, 2020 compared with 1.08% for the same prior year period.

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Average Balance Sheets and Analysis of Net Interest Income for the Three Months Ended September 30, (In thousands, except percentages)
	2020			2019
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Taxable securities	$78,430	$372	1.94%	$83,631	$510	2.44%
Nontaxable securities (1)	66,475	514	3.23	60,783	474	3.19
Loans receivable (1)	544,164	6,493	4.73	373,362	4,763	5.06
Federal bank and other restricted stocks	2,472	18	2.89	1,723	20	4.61
Interest bearing deposits and federal funds sold	15,073	47	1.24	5,383	26	1.92
Total interest-earning assets	706,614	7,444	4.21%	524,882	5,793	4.40%

Noninterest-earning assets	30,338			30,831

Total Assets	$736,952			$555,713

Interest-bearing liabilities:
NOW	$102,102	$45	0.17%	$82,491	$145	0.70%
Savings	228,493	105	0.18	166,181	222	0.53
Time deposits	114,816	427	1.48	112,642	578	2.04
Short-term borrowings	7,881	4	0.20	3,929	11	1.11
FHLB advances	24,111	71	1.17	15,378	79	2.04
Total interest-bearing liabilities	477,403	652	0.54%	380,621	1,035	1.08%

Noninterest-bearing liabilities:
Noninterest-bearing checking accounts	189,134			118,256
Other liabilities	5,797			4,638
Total liabilities	672,334			503,515
Shareholders’ equity	64,618			52,198

Total liabilities and shareholders’ equity	$736,952			$555,713

Net interest income, interest rate spread (1)		$6,792	3.67%		$4,758	3.32%

Net interest margin (net interest as a percent of average interest-earning assets) (1)			3.84%			3.61%

Federal tax exemption on non-taxable securities and loans included in interest income		$98			$77

Average interest-earning assets to interest-bearing liabilities	148.01%			137.90%

(1) calculated on a fully taxable equivalent basis utilizing a statutory federal income tax rate of 21.0%

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Provision for Loan Losses

The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable incurred credit losses in the Bank’s loan portfolio that have been incurred at each balance sheet date. The provision for loan losses was $130 for both three-month periods ended September 30, 2020 and 2019. Net charge-offs of $41 were recorded during the three-month period ended September 30, 2020 compared with $9 during the three-month period ended September 30, 2019.

Non-performing loans were $1,369 as of September 30, 2020 compared with $1,226 as of June 30, 2020 and $444 as of September 30, 2019. The allowance for loan losses as a percentage of loans was 1.03% at September 30, 2020 and 1.05% at June 30, 2020. As of September 30, 2020, the ALLL as a percentage of total loans excluding PPP loans was 1.17%. The provision for loan losses for the period ended September 30, 2020 was considered sufficient by management for maintaining an appropriate allowance for probable incurred credit losses.

Noninterest Income

Noninterest income decreased by $328 for the first quarter of fiscal year 2021 from the same period last year primarily since the prior year period included $324 of income recognized as a result of proceeds received from a bank owned life insurance policy claim and a $106 gain on the sale of securities. These reductions were partially offset by a $101, or 74.8%, increase in gains from the sale of mortgage loans and a $65, or 16.6%, increase in debit card interchange income.

Noninterest Expenses

Total noninterest expenses increased by $494, or 11.5%, for the first quarter of fiscal year 2021 compared with the same period last year. Noninterest expenses for the three-month period ended September 30, 2020 include expenses associated with the three new office locations and additional staff gained as a result of the merger with Peoples that closed on January 1, 2020. In addition, incentive accruals and mortgage commissions also increased during the first quarter of fiscal year 2021.

Income Taxes

Income tax expense was $505 for the three-month period ended September 30, 2020 compared to $212 for the three-month period ended September 30, 2019. The effective tax rate was 17.4% for the three-month period ended September 30, 2020 compared with 12.4% for the three-month period ended September 30, 2019. The effective tax rate differed from the federal statutory rate as a result of tax-exempt income from obligations of states and political subdivisions, loans and bank owned life insurance earnings and death benefit. The effective tax rate was lower during the three-month period ended September 30, 2019 primarily due to tax-free income being higher and representing a larger percentage of overall pre-tax income.

Financial Condition

Total assets as of September 30, 2020 were $751,270 compared to $740,820 at June 30, 2020, an increase of $10,450, or an annualized 5.6%.

Total loans increased by $19,277, or an annualized 14.2%, from $542,861 as of June 30, 2020 to $562,138 as of September 30, 2020. As of September 30, 2020, total loans include $68,788 of PPP loans, many of which are expected to be forgiven by March 2021.

As of September 30, 2020, total deposits increased by $6,743, or an annualized 4.3%, from June 30, 2020. The Corporation has been able to maintain a favorable deposit mix, with 29.4% in noninterest-bearing deposits, 16.4% in interest bearing demand deposits, 36.2% in savings and money market deposits, and 18.0% in time deposits.

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Non-Performing Assets

The following table presents the aggregate amounts of non-performing assets and respective ratios as of the dates indicated.

	September 30, 2020	June 30, 2020	September 30, 2019
Non-accrual loans	$1,369	$1,185	$444
Loans past due over 90 days and still accruing	—	41	—
Total non-performing loans	1,369	1,226	444
Other repossessed assets	9	7	—
Total non-performing assets	$1,378	$1,233	$444

Non-performing loans to total loans	0.24%	0.23%	0.12%
Allowance for loan losses to total non-performing loans	421.26%	463.13%	880.41%

As of September 30, 2020, impaired loans totaled $2,099, of which $1,368 are included in non-accrual loans. Commercial and commercial real estate loans are classified as impaired if management determines that full collection of principal and interest, in accordance with the terms of the loan documents, is not probable. Impaired loans and non-performing loans have been considered in management’s analysis of the appropriateness of the allowance for loan losses. Management and the Board of Directors are closely monitoring these loans and believe that the prospects for recovery of principal and interest, less identified specific reserves, are favorable.

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

For the three months ended September 30, 2020, net cash inflow from operating activities was $1,041, net cash outflows from investing activities was $9,707 and net cash inflows from financing activities was $7,515. A major source of cash was a $6,743 increase in deposits and $7,355 from maturities, calls or principal pay downs on available-for-sale securities. A major use of cash was a $19,327 increase in loans. Total cash and cash equivalents were $8,508 as of September 30, 2020, compared to $9,659 at June 30, 2020 and $12,502 at September 30, 2019.

The Bank offers several types of deposit products to its customers. We believe the rates offered by the Bank and the fees charged for them are competitive with the rates and fees charged by other banks for similar deposit products currently available in the market area. Deposits totaled $640,098 at September 30, 2020 compared with $633,355 at June 30, 2020.

To provide an additional source of liquidity, the Corporation has entered into an agreement with the FHLB of Cincinnati. At September 30, 2020, advances from the FHLB of Cincinnati totaled $30,899 compared with $31,161 at June 30, 2020. As of September 30, 2020, the Bank had the ability to borrow an additional $20,910 from the FHLB of Cincinnati based on a blanket pledge of qualifying first mortgage and multi-family loans. The Corporation considers the FHLB of Cincinnati to be a reliable source of liquidity funding, secondary to its deposit base.

Short-term borrowings consisted of repurchase agreements, which are financing arrangements that mature daily, and federal funds purchased from correspondent banks. The Bank pledges securities as collateral for the repurchase agreements. Short-term borrowings totaled $8,414 at September 30, 2020 and $6,943 at June 30, 2020.

CONSUMERS BANCORP, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Jumbo time deposits (those with balances of $250 and over) totaled $36,814 as of September 30, 2020 and $36,747 as of June 30, 2020. These deposits are monitored closely by the Corporation and are mainly priced on an individual basis. When these deposits are from a municipality, certain bank-owned securities are pledged to guarantee the safety of these public fund deposits as required by Ohio law. The Corporation has the option to use a fee-paid broker to obtain deposits from outside its normal service area as an additional source of funding. The Corporation, however, does not rely upon these deposits as a primary source of funding. Although management monitors interest rates on an ongoing basis, a quarterly rate sensitivity report is used to determine the effect of interest rate changes on the financial statements. In the opinion of management, enough assets or liabilities could be repriced over the near term (up to three years) to compensate for such changes. The spread on interest rates, or the difference between the average earning assets and the average interest-bearing liabilities, is monitored quarterly.

Off-Balance Sheet Arrangements

In the normal course of business, to meet the financial needs of our customers, we are a party to financial instruments with off-balance sheet risk. These financial instruments generally include commitments to originate mortgage, commercial and consumer loans, and involve to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the Consolidated Balance Sheets. The maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments. Since commitments to extend credit have a fixed expiration date or other termination clause, some commitments will expire without being drawn upon and the total commitment amounts do not necessarily represent future cash requirements. The same credit policies are used in making commitments as are used for on-balance sheet instruments and collateral is required in instances where deemed necessary. Undisbursed balances of loans closed include funds not disbursed but committed for construction projects. Unused lines of credit include funds not disbursed, but committed for home equity, commercial and consumer lines of credit. Financial standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Total unused commitments were $104,493 as of September 30, 2020 and $101,026 as of June 30, 2020.

Capital Resources

Total shareholders’ equity increased to $65,427 as of September 30, 2020 from $63,240 as of June 30, 2020. The primary reason for the increase in shareholders’ equity was from net income of $2,401 for the first three months of fiscal year 2021 which was partially offset by cash dividends paid of $437.

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

As of September 30, 2020, the Bank’s common equity tier 1 capital and tier 1 capital ratios were 11.48% and the leverage and total risk-based capital ratios were 8.14% and 12.59%, respectively. This compares with common equity tier 1 capital and tier 1 capital ratios of 11.55% and leverage and total risk-based capital ratios of 8.04% and 12.69%, respectively, as of June 30, 2020. The Bank exceeded minimum regulatory capital requirements to be considered well-capitalized for both periods. Management is not aware of any matters occurring subsequent to September 30, 2020 that would cause the Bank’s capital category to change.

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

The Corporation has identified the appropriateness of the allowance for loan losses and the evaluation of goodwill for impairment as critical accounting policies and an understanding of these policies is necessary to understand the financial statements. Critical accounting policies are those policies that require management’s most difficult, subjective or complex judgments often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Note one (Summary of Significant Accounting Policies - Allowance for Loan Losses and Goodwill and Other Intangible Assets), Note four (Loans), Note six (Goodwill and Intangible Assets) and Management’s Discussion and Analysis of Financial Condition and Results of Operation (Critical Accounting Policies and Use of Significant Estimates) of the 2020 Form 10-K provide detail with regard to the Corporation’s accounting for the allowance for loan losses. There have been no significant changes in the application of accounting policies since June 30, 2020.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, which are not statements of historical fact, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “may,” “continue,” “estimate,” “intend,” “plan,” “seek,” “will,” “believe,” “project,” “expect,” “anticipate” and similar expressions are intended to identify forward-looking statements. These forward-looking statements may involve risks and uncertainties that are difficult to predict, may be beyond our control, and could cause actual results to differ materially from those described in such statements. Any such forward-looking statements are made only as of the date of this report or the respective dates of the relevant incorporated documents, as the case may be, and, except as required by law, we undertake no obligation to update these forward-looking statements to reflect subsequent events or circumstances. The COVID-19 pandemic is affecting us, our customers, employees, and third-party service providers, and the ultimate extent of the impact on our business, financial position, results of operations, liquidity, and prospects is uncertain. Other risks and uncertainties that could cause actual results for future periods to differ materially from those anticipated or projected include, but are not limited to:

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

While the list of factors presented here is, and the Risk Factors starting on page 16 of the registration statement on Form S-4/A filed with the SEC on September 4, 2019 related to the merger of the Corporation/Peoples are, considered representative, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements.

CONSUMERS BANCORP, INC.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by the report, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15e. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2020.

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

Exhibit 101

The following materials from Consumers Bancorp, Inc.’s Form 10-Q Report for the quarterly period ended September 30, 2020, formatted in XBRL (Extensible Business Reporting Language) include: (1) Unaudited Consolidated Balance Sheets, (2) Unaudited Consolidated Statements of Income, (3) Unaudited Consolidated Statements of Comprehensive Income, (4) Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Equity, (5) Unaudited Condensed Consolidated Statements of Cash Flows, and (6) the Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSUMERS BANCORP, INC. (Registrant)

Date: November 12, 2020	/s/ Ralph J. Lober
Ralph J. Lober, II President & Chief Executive Officer (principal executive officer)

Date: November 12, 2020	/s/ Renee K. Wood
Renee K. Wood Chief Financial Officer & Treasurer (principal financial officer)