Form 10-Q
period 2020-12-31
CONSUMERS BANCORP INC /OH/
filed 2021-02-12
CIK 1006830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2020

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
None

There were 3,028,100 shares of Registrant’s common stock, no par value, outstanding as of February 10, 2021.

CONSUMERS BANCORP, INC. FORM 10-Q QUARTER ENDED December 31, 2020

Table of Contents

Page Number (s)

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

CONSUMERS BANCORP, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in thousands, except per share data)	December 31, 2020	June 30, 2020
ASSETS
Cash on hand and noninterest-bearing deposits in financial institutions	$8,996	$8,429
Federal funds sold and interest-bearing deposits in financial institutions	49	1,230
Total cash and cash equivalents	9,045	9,659
Certificates of deposit in other financial institutions	8,599	11,635
Securities, available-for-sale	145,665	143,918
Securities, held-to-maturity (fair value of $3,605 at December 31, 2020 and $3,868 at June 30, 2020)	3,336	3,541
Equity securities, at fair value	400	—
Federal bank and other restricted stocks, at cost	2,472	2,472
Loans held for sale	4,770	3,507
Total loans	557,257	542,861
Less allowance for loan losses	(5,912)	(5,678)
Net loans	551,345	537,183
Cash surrender value of life insurance	9,573	9,442
Premises and equipment, net	14,972	14,901
Goodwill	836	836
Core deposit intangible, net	242	256
Accrued interest receivable and other assets	2,805	3,470
Total assets	$754,060	$740,820

LIABILITIES
Deposits
Noninterest-bearing demand	$194,180	$190,233
Interest bearing demand	104,777	99,173
Savings	241,854	228,567
Time	107,551	115,382
Total deposits	648,362	633,355

Short-term borrowings	13,275	6,943
Federal Home Loan Bank advances	18,083	31,161
Accrued interest and other liabilities	6,632	6,121
Total liabilities	686,352	677,580
Commitments and contingent liabilities

SHAREHOLDERS’ EQUITY
Preferred stock (no par value, 350,000 shares authorized, none outstanding)	—	—
Common stock (no par value, 8,500,000 shares authorized; 3,124,053 shares issued as of December 31, 2020 and June 30, 2020)	20,011	19,974
Retained earnings	44,492	40,460
Treasury stock, at cost (95,953 and 108,475 common shares as of December 31, 2020 and June 30, 2020, respectively)	(1,324)	(1,454)
Accumulated other comprehensive income	4,529	4,260
Total shareholders’ equity	67,708	63,240
Total liabilities and shareholders’ equity	$754,060	$740,820

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months ended December 31,		Six Months ended December 31,
(Dollars in thousands, except per share amounts)	2020	2019	2020	2019

Interest and dividend income
Loans, including fees	$6,583	$4,862	$13,072	$9,623
Securities, taxable	344	480	716	990
Securities, tax-exempt	427	400	847	799
Federal bank and other restricted stocks	21	20	39	40
Federal funds sold and other interest-bearing deposits	42	16	89	42
Total interest and dividend income	7,417	5,778	14,763	11,494
Interest expense
Deposits	487	910	1,064	1,855
Short-term borrowings	2	13	6	24
Federal Home Loan Bank advances	70	59	141	138
Total interest expense	559	982	1,211	2,017
Net interest income	6,858	4,796	13,552	9,477
Provision for loan losses	130	185	260	315
Net interest income after provision for loan losses	6,728	4,611	13,292	9,162

Noninterest income
Service charges on deposit accounts	314	360	621	733
Debit card interchange income	445	384	901	775
Gain on sale of mortgage loans	246	142	482	276
Bank owned life insurance death benefit	—	—	—	324
Bank owned life insurance income	65	66	131	134
Securities gains, net	8	4	8	110
Other	75	69	151	142
Total noninterest income	1,153	1,025	2,294	2,494

Noninterest expenses
Salaries and employee benefits	2,760	2,207	5,451	4,380
Occupancy and equipment	636	595	1,276	1,127
Data processing expenses	176	141	362	526
Debit card processing expenses	216	194	454	395
Professional and director fees	249	133	486	390
FDIC assessments	87	5	148	(2)
Franchise taxes	108	95	217	190
Marketing and advertising	116	93	250	274
Telephone and network communications	79	70	163	144
Amortization of intangible	7	—	14	—
Other	397	402	809	816
Total noninterest expenses	4,831	3,935	9,630	8,240
Income before income taxes	3,050	1,701	5,956	3,416
Income tax expense	543	261	1,048	473
Net income	$2,507	$1,440	$4,908	$2,943

Basic and diluted earnings per share	$0.83	$0.53	$1.63	$1.07

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

Consolidated statements of comprehensive income

(Unaudited)

(Dollars in thousands)	Three Months ended December 31,		Six Months ended December 31,
	2020	2019	2020	2019

Net income	$2,507	$1,440	$4,908	$2,943

Other comprehensive income, net of tax:
Net change in unrealized gains (losses) on securities available-for-sale:
Unrealized gains (losses) arising during the period	278	(28)	348	790
Reclassification adjustment for gains included in income	(8)	(4)	(8)	(110)
Net unrealized gains (losses)	270	(32)	340	680
Income tax effect	(57)	6	(71)	(144)
Other comprehensive income (loss)	213	(26)	269	536

Total comprehensive income	$2,720	$1,414	$5,177	$3,479

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share data)	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, September 30, 2020	$20,011	$42,424	$(1,324)	$4,316	$65,427
Net income		2,507			2,507
Other comprehensive income				213	213
Cash dividends declared ($0.145 per share)		(439)			(439)
Balance, December 31, 2020	$20,011	$44,492	$(1,324)	$4,529	$67,708

Balance, September 30, 2019	$14,697	$37,622	$(1,454)	$2,128	$52,993
Net income		1,440			1,440
Other comprehensive loss				(26)	(26)
Cash dividends declared ($0.135 per share)		(371)			(371)
Balance, December 31, 2019	$14,697	$38,691	$(1,454)	$2,102	$54,036

(Dollars in thousands, except per share data)	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, June 30, 2020	$19,974	$40,460	$(1,454)	$4,260	$63,240
Net income		4,908			4,908
Other comprehensive income				269	269
12,522 shares associated with vested and expired stock awards	37		130		167
Cash dividends declared ($0.29 per share)		(876)			(876)
Balance, December 31, 2020	$20,011	$44,492	$(1,324)	$4,529	$67,708

Balance, June 30, 2019	$14,656	$36,487	$(1,543)	$1,566	$51,166
Net income		2,943			2,943
Other comprehensive income				536	536
11,813 shares associated with vested stock awards	41		89		130
Cash dividends declared ($0.27 per share)		(739)			(739)
Balance, December 31, 2019	$14,697	$38,691	$(1,454)	$2,102	$54,036

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)	Six Months Ended December 31,
	2020	2019
Cash flows from operating activities
Net cash from operating activities	$5,706	$2,214
Cash flow from investing activities
Purchases of securities, available-for-sale	(24,975)	(6,678)
Maturities, calls and principal pay downs of securities, available-for-sale	20,304	11,902
Sale of securities, available-for-sale	2,733	6,110
Principal pay downs of securities, held-to-maturity	205	206
Purchase of equity securities	(400)	—
Net decrease in certificate of deposit in other financial institutions	3,036	989
Net increase in loans	(14,431)	(27,226)
Proceeds from BOLI death benefit	—	753
Premises and equipment purchases	(194)	(219)
Sale of other repossessed assets	17	—
Net cash from investing activities	(13,705)	(14,163)
Cash flow from financing activities
Net increase in deposit accounts	15,007	15,471
Net change in short-term borrowings	6,332	184
Proceeds from Federal Home Loan Bank advances	1,300	9,500
Repayments of Federal Home Loan Bank advances	(14,378)	(7,900)
Dividends paid	(876)	(739)
Net cash from financing activities	7,385	16,516
Increase (decrease) in cash or cash equivalents	(614)	4,567
Cash and cash equivalents, beginning of period	9,659	9,461
Cash and cash equivalents, end of period	$9,045	$14,028

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$1,230	$2,022
Federal income taxes	1,055	350
Non-cash items:
Transfer of loans to other repossessed assets	9	—
Issuance of treasury stock for stock awards	167	89
Right of use assets obtained in exchange for lease liabilities	—	582

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

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

In March 2020, the FASB issued ASU 2020-04, "Facilitation of the Effects of Reference Rate Reform on Financial Reporting". The ASU is intended to provide relief for companies preparing for discontinuation of interest rates based on LIBOR, or other reference rates that may be discontinued, and provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria. The ASU also provides for a one-time sale and/or transfer to AFS or trading to be made for HTM debt securities that both reference an eligible reference rate and were classified as HTM before January 1, 2020. ASU 2020-04 is effective March 12, 2020 through December 31, 2022. The guidance requires companies to apply the guidance prospectively to contract modifications and hedging relationships while the one-time election to sell and/or transfer debt securities classified as HTM may be made any time after March 12, 2020. The Corporation does not expect ASU 2020-04 to have a material impact on its financial statements and disclosures.

Note 2 – Acquisition

On December 29, 2020, the Bank entered into a Branch Purchase and Assumption Agreement (P&A Agreement) with CFBank National Association (CFBank) to acquire two branches of CFBank in Columbiana County, Ohio. The P&A Agreement provides for the sale and transfer by CFBank to the Bank the land, buildings and other associated assets of CFBank’s drive-up branch location in Wellsville, Ohio and CFBank’s branch location in Calcutta, Ohio (the Branches); approximately $100 million in deposits attributable to the Branches; $15 million in aggregate principal amount of subordinated debt securities issued by unrelated financial institutions; all performing loans attributable to the Branches which are outstanding at closing (totaling approximately $3.1 million in aggregate principal amount as of November 30, 2020); and up to $13.5 million in aggregate principal amount of single family residential mortgage loans and home equity lines of credit to be identified by the parties prior to the closing principally from CFBank’s Northeast Ohio loan portfolio. In addition, CFBank will provide the opportunity for the Corporation to purchase at par at least $15 million in aggregate principal amount of participation interests in commercial and commercial real estate loans originated by and held in CFBank’s portfolio. In exchange, Consumers will pay to CFBank the net book value of the land, building and associated assets of the Branches, a deposit premium equal to 1.75% of the average daily deposits of the Branches for the 30 days preceding the closing, and the par value of the subordinated debt securities and loans acquired by Consumers.

The closing of the transactions contemplated by the P&A Agreement is subject to regulatory approval and satisfaction of other customary closing conditions. The parties expect the closing of the transactions to occur early in the third calendar quarter of 2021.

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

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 3 – Securities

Available –for-Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2020
U.S. Treasury	$499	$2	$—	$501
Obligations of U.S. government-sponsored entities and agencies	7,793	316	—	8,109
Obligations of state and political subdivisions	63,359	3,675	—	67,034
U.S. Government-sponsored mortgage-backed securities–residential	56,757	1,496	(5)	58,248
U.S. Government-sponsored mortgage-backed securities– commercial	7,004	75	(1)	7,078
U.S. Government-sponsored collateralized mortgage obligations– residential	4,520	175	—	4,695
Total available-for-sale securities	$139,932	$5,739	$(6)	$145,665

Held-to-Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
December 31, 2020
Obligations of state and political subdivisions	$3,336	$269	$—	$3,605
Total held-to-maturity securities	$3,336	$269	$—	$3,605

Available–for-Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2020
U.S. Treasury	$1,248	$8	$—	$1,256
Obligations of U.S. government-sponsored entities and agencies	10,133	399	—	10,532
Obligations of state and political subdivisions	60,343	3,149	—	63,492
U.S. government-sponsored mortgage-backed securities - residential	48,645	1,515	(4)	50,156
U.S. government-sponsored mortgage-backed securities - commercial	8,444	55	(2)	8,497
U.S. government-sponsored collateralized mortgage obligations - residential	9,712	285	(12)	9,985
Total available-for-sale securities	$138,525	$5,411	$(18)	$143,918

Held-to-Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
June 30, 2020
Obligations of state and political subdivisions	$3,541	$327	$—	$3,868
Total held-to-maturity securities	$3,541	$327	$—	$3,868

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Proceeds from the sale and call of available-for-sale securities were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Proceeds from sales and calls	$2,733	$1,650	2,733	6,110
Gross realized gains	31	4	31	110
Gross realized losses	23	—	23	—

The income tax provision related to the net realized gain amounted to $2 for the three- and six-month periods ended December 31, 2020. The income tax provision related to the net realized gains amounted to $1 and $22 for the three- and six-month periods ended December 31, 2019, respectively.

The amortized cost and fair values of debt securities at December 31, 2020, by expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

Available-for-Sale	Amortized Cost	Estimated Fair Value
Due in one year or less	$4,930	$5,006
Due after one year through five years	14,015	14,545
Due after five years through ten years	13,700	14,327
Due after ten years	39,006	41,766
Total	71,651	75,644

U.S. Government-sponsored mortgage-backed and related securities	69,281	70,021
Total available-for-sale securities	$139,932	$145,665

Held-to-Maturity
Due after one year through five years	$334	$356
Due after five years through ten years	667	735
Due after ten years	2,335	2,514
Total held-to-maturity securities	$3,336	$3,605

The following table summarizes the securities with unrealized losses at December 31, 2020 and June 30, 2020, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or more		Total
Available-for-sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2020
U.S. Government-sponsored mortgage-backed securities – residential	1,198	(5)	—	—	1,198	(5)
U.S. Government-sponsored mortgage-backed securities- commercial	1,422	(1)	—	—	1,422	(1)
Total temporarily impaired	$2,620	$(6)	$—	$—	$2,620	$(6)

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

The unrealized losses within the securities portfolio as of December 31, 2020 have not been recognized into income because the decline in fair value is not attributed to credit quality and management does not intend to sell, and it is not likely that management will be required to sell, the securities prior to their anticipated recovery. The decline in fair value within the securities portfolio is largely due to increases in mortgage backed and collateralized mortgage obligations prepayment speeds impacting the yield on bonds that were purchased at a premium. The mortgage-backed securities and collateralized mortgage obligations were primarily issued by Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support. The Corporation does not own any private label mortgage-backed securities.

Note 4 – Loans

Major classifications of loans were as follows:

	December 31, 2020	June 30, 2020
Commercial	$158,911	$158,667
Commercial real estate:
Construction	3,802	16,235
Other	250,529	229,029
1 – 4 Family residential real estate:
Owner occupied	93,726	90,494
Non-owner occupied	20,210	19,370
Construction	6,026	9,344
Consumer	24,230	21,334
Subtotal	557,434	544,473
Net Deferred loan fees and costs	(177)	(1,612)
Allowance for loan losses	(5,912)	(5,678)
Net Loans	$551,345	$537,183

The commercial loan category in the above table includes PPP loans of $52,539 as of December 31, 2020 and $66,606 as of June 30, 2020 and a mortgage loan warehouse line of credit to another financial institution with an outstanding balance of $47,268 as of December 31, 2020 and $32,869 as of June 30, 2020. The outstanding balance of the warehouse line of credit can fluctuate significantly based on the other financial institution’s funding needs.

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended December 31, 2020:

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total

Allowance for loan losses:
Beginning balance	$940	$3,694	$997	$136	$5,767
Provision for loan losses	(82)	122	31	59	130
Loans charged-off	—	—	—	(12)	(12)
Recoveries	—	1	—	26	27
Total ending allowance balance	$858	$3,817	$1,028	$209	$5,912

The following table presents the activity in the allowance for loan losses by portfolio segment for the six months ended December 31, 2020:

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total

Allowance for loan losses:
Beginning balance	$947	$3,623	$989	$119	$5,678
Provision for loan losses	(67)	192	39	96	260
Loans charged-off	(22)	—	—	(56)	(78)
Recoveries	—	2	—	50	52
Total ending allowance balance	$858	$3,817	$1,028	$209	$5,912

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended December 31, 2019:

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total

Allowance for loan losses:
Beginning balance	$649	$2,645	$550	$65	$3,909
Provision for loan losses	117	6	64	(2)	185
Loans charged-off	—	—	—	(7)	(7)
Recoveries	—	1	1	6	8
Total ending allowance balance	$766	$2,652	$615	$62	$4,095

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

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2020. Included in the recorded investment in loans is $1,607 of accrued interest receivable.

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$3	$—	$6	$—	$9
Acquired loans collectively evaluated for impairment	—	101	84	—	185
Originated loans collectively evaluated for impairment	855	3,716	938	209	5,718
Total ending allowance balance	$858	$3,817	$1,028	$209	$5,912

Recorded investment in loans:
Loans individually evaluated for impairment	$148	$1,151	$1,044	$—	$2,343
Acquired loans collectively evaluated for impairment	661	7,824	23,220	8,935	40,640
Originated loans collectively evaluated for impairment	158,331	245,489	96,733	15,328	515,881
Total ending loans balance	$159,140	$254,464	$120,997	$24,263	$558,864

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

The following table presents information related to unpaid principal balance, recorded investment and interest income associated with loans individually evaluated for impairment by class of loans as of December 31, 2020 and for the six months ended December 31, 2020:

	As of December 31, 2020			Six Months ended December 31, 2020
	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial real estate:
Other	$1,286	$1,151	$—	$867	$4	$4
1-4 Family residential real estate:
Owner occupied	947	797	—	629	11	11
Non-owner occupied	274	217	—	225	—	—
With an allowance recorded:
Commercial	147	148	3	160	4	4
Commercial real estate:
Other	—	—	—	205	6	6
1-4 Family residential real estate:
Owner occupied	30	30	6	5	—	—
Total	$2,684	$2,343	$9	$2,091	$25	$25

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents information related to average recorded investment and interest income associated with loans individually evaluated for impairment by class of loans for the three months ended December 31, 2020:

	Average	Interest	Cash Basis
	Recorded	Income	Interest
	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial real estate:
Other	$907	$3	$3
1-4 Family residential real estate:
Owner occupied	720	5	5
Non-owner occupied	220	—	—
With an allowance recorded:
Commercial	150	2	2
Commercial real estate:
Other	204	3	3
1-4 Family residential real estate:
Owner occupied	10	—	—
Total	$2,211	$13	$13

The following table presents information related to unpaid principal balance, recorded investment and interest income associated with loans individually evaluated for impairment by class of loans as of June 30, 2020 and for the six months ended December 31, 2019:

	As of June 30, 2020			Six Months ended December 31, 2019
	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial real estate:
Other	$922	$836	$—	$303	$87	$87
1-4 Family residential real estate:
Owner occupied	604	463	—	25	7	7
Non-owner occupied	284	236	—	254	—	—
With an allowance recorded:
Commercial	176	179	28	167	5	5
Commercial real estate:
Other	209	209	6	219	6	6
Total	$2,195	$1,923	$34	$968	$105	$105

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents information related to average recorded investment and interest income associated with loans individually evaluated for impairment by class of loans for the three months ended December 31, 2019:

	Average	Interest	Cash Basis
	Recorded	Income	Interest
	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial real estate:
Other	$244	$1	$1
1-4 Family residential real estate:
Owner occupied	10	—	—
Non-owner occupied	250	—	—
With an allowance recorded:
Commercial	165	2	2
Commercial real estate:
Other	218	3	3
Total	$887	$6	$6

The following table presents the recorded investment in non-accrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2020 and June 30, 2020:

	December 31, 2020		June 30, 2020
		Loans Past Due		Loans Past Due
		Over 90 Days		Over 90 Days
		Still		Still
	Non-accrual	Accruing	Non-accrual	Accruing
Commercial	$—	$—	$21	$—
Commercial real estate:
Other	902	—	785	—
1 – 4 Family residential:
Owner occupied	821	—	143	29
Non-owner occupied	217	—	236	—
Consumer	—	—	—	12
Total	$1,940	$—	$1,185	$41

Non-accrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the aging of the recorded investment in past due loans as of December 31, 2020 by class of loans:

	Days Past Due
	30 - 59	60 - 89	90 Days or	Total	Loans Not
	Days	Days	Greater	Past Due	Past Due	Total
Commercial	$—	$—	$—	$—	$159,140	$159,140
Commercial real estate:
Construction	—	—	—	—	3,791	3,791
Other	—	—	629	629	250,044	250,673
1-4 Family residential:
Owner occupied	450	4	269	723	93,926	94,649
Non-owner occupied	—	—	—	—	20,223	20,223
Construction	4	—	—	4	6,121	6,125
Consumer	261	49	—	310	23,953	24,263
Total	$715	$53	$898	$1,666	$557,198	$558,864

The above table of past due loans includes the recorded investment in non-accrual loans of $898 in the 90 days or greater category and $1,042 in the loans not past due category.

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

Troubled Debt Restructurings (TDR):

The Corporation has certain loans that have been modified in order to maximize collection of loan balances that are classified as TDRs. A modified loan is usually classified as a TDR if, for economic reasons, management grants a concession to the original terms and conditions of the loan to a borrower who is experiencing financial difficulties that it would not have otherwise considered. In response to COVID-19, on March 22, 2020 the Corporation adopted a loan modification program to assist borrowers impacted by the virus. The program is available to most borrowers whose loan was not past due on March 22, 2020, the date this loan modification program was adopted. The program offers principal and interest payment deferrals for up to 90 days or interest only payments for up to 90 days. Borrowers are eligible for an additional 90 days of payment deferrals if situations warrant a need for an extension. Interest will be deferred but will continue to accrue during the deferment period and the maturity date on amortizing loans will be extended by the number of months the payment was deferred. Consistent with issued regulatory guidance, modifications made under this program in response to COVID-19 will not be classified as TDRs. As of December 31, 2020, 18 borrowers with an aggregate outstanding balance of $667 are in payment deferral status under this loan modification program.

As of December 31, 2020 and June 30, 2020, the Corporation had $934 and $974, respectively, of loans classified as TDRs which are included in impaired loans above. As of December 31, 2020 and June 30, 2020, the Corporation had not committed to lend any additional funds to customers with outstanding loans that were classified as troubled debt restructurings. As of December 31, 2020 and June 30, 2020, the Corporation had $3 and $12, respectively, of specific reserve allocated to these loans.

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

During the three- and six-month periods ended December 31, 2020 and 2019, there were no loan modifications completed that were classified as troubled debt restructurings. There were no charge offs from troubled debt restructurings that were completed during the three- and six-month periods ended December 31, 2020 and 2019.

There were no loans classified as troubled debt restructurings for which there was a payment default within 12 months following the modification during the three- and six-month periods ended December 31, 2020 and 2019. A loan is considered in payment default once it is 90 days contractually past due under the modified terms.

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

	As of December 31, 2020
		Special			Not
	Pass	Mention	Substandard	Doubtful	Rated
Commercial	$158,054	$453	$359	$—	$274
Commercial real estate:
Construction	3,791	—	—	—	—
Other	241,702	1,933	5,075	902	1,061
1-4 Family residential real estate:
Owner occupied	1,988	—	18	603	92,040
Non-owner occupied	19,265	173	210	217	358
Construction	1,306	—	—	—	4,819
Consumer	687	—	—	—	23,576
Total	$426,793	$2,559	$5,662	$1,722	$122,128

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
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Assets and liabilities measured at fair value on a recurring basis are summarized below, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements at December 31, 2020
	Balance at December 31, 2020	Level 1	Level 2	Level 3
Assets:
U.S. Treasury	$501	$—	$501	$—
Obligations of U.S. government-sponsored entities and agencies	8,109	—	8,109	—
Obligations of states and political subdivisions	67,034	—	67,034	—
U.S. Government-sponsored mortgage-backed securities – residential	58,248	—	58,248	—
U.S. Government-sponsored mortgage-backed securities – commercial	7,078	—	7,078	—
U.S. Government-sponsored collateralized mortgage obligations - residential	4,695	—	4,695	—
Equity securities	400	—	400	—

		Fair Value Measurements at June 30, 2020
	Balance at June 30, 2020	Level 1	Level 2	Level 3
Assets:
Securities available-for-sale:
Obligations of U.S. Treasury	$1,256	$—	$1,256	$—
Obligations of government-sponsored entities	10,532	—	10,532	—
Obligations of states and political subdivisions	63,492	—	63,492	—
U.S. Government-sponsored mortgage-backed securities - residential	50,156	—	50,156	—
U.S. Government-sponsored mortgage-backed securities – commercial	8,497	—	8,497	—
U.S. Government-sponsored collateralized mortgage obligations	9,985	—	9,985	—

There were no transfers between Level 1 and Level 2 during the three-month and six-month periods ended December 31, 2020 or 2019.

Certain assets and liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. Assets and liabilities measured at fair value on a non-recurring basis include the following:

Impaired Loans: At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive specific allocations of the allowance for loan losses or are charged down to their fair value. For collateral dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. There were no impaired loans measured at fair value on a non-recurring basis at December 31, 2020 or June 30, 2020 and there was no impact to the provision for loan losses for the three- or six-month periods ended December 31, 2020 or 2019.

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Other Real Estate and Repossessed Assets Owned: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Real estate owned properties and other repossessed assets, which are primarily vehicles, are evaluated on a quarterly basis for additional impairment and adjusted accordingly. There was no other real estate owned or other repossessed assets being carried at fair value as of December 31, 2020 or June 30, 2020.

The following table shows the estimated fair values of financial instruments that are reported at amortized cost in the Corporation’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	December 31, 2020		June 30, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Level 1 inputs:
Cash and cash equivalents	$9,045	$9,045	$9,659	$9,659
Level 2 inputs:
Certificates of deposit in other financial institutions	8,599	8,819	11,635	11,889
Loans held for sale	4,770	4,907	3,507	3,566
Accrued interest receivable	2,327	2,327	2,646	2,646
Level 3 inputs:
Securities held-to-maturity	3,336	3,605	3,541	3,868
Loans, net	551,345	565,397	537,183	548,247
Financial Liabilities:
Level 2 inputs:
Demand and savings deposits	540,811	540,811	517,973	517,973
Time deposits	107,551	108,158	115,382	116,238
Short-term borrowings	13,275	13,275	6,943	6,943
Federal Home Loan Bank advances	18,083	18,423	31,161	31,571
Accrued interest payable	88	88	107	107

Note 6 – Earnings Per Share

Basic earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period and is equal to net income divided by the weighted average number of shares outstanding during the period.  Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares that may be issued upon the vesting of restricted stock awards. There were 569 shares of restricted stock that were anti-dilutive for the six-month period ended December 31, 2020. There were 1,645 and 2,204 shares of restricted stock that were anti-dilutive for the three- and six-month periods ended December 30, 2019. The following table details the calculation of basic and diluted earnings per share:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2020	2019	2020	2019
Basic:
Net income available to common shareholders	$2,507	$1,440	$4,908	$2,943
Weighted average common shares outstanding	3,017,268	2,737,800	3,015,741	2,737,755
Basic income per share	$0.83	$0.53	$1.63	$1.07

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Diluted:
Net income available to common shareholders	$2,507	$1,440	$4,908	$2,943
Weighted average common shares outstanding	3,017,268	2,737,800	3,015,741	2,737,755
Dilutive effect of restricted stock	21	—	—	—
Total common shares and dilutive potential common shares	3,017,289	2,737,800	3,015,741	2,737,755
Dilutive income per share	$0.83	$0.53	$1.63	$1.07

Note 7 –Accumulated Other Comprehensive Income (Loss)

The components of other comprehensive income related to unrealized gains and losses on available-for-sale securities for the three and six-month periods ended December 31, 2020 and 2019, were as follows:

	Pretax	Tax Effect	After-tax	Affected Line Item in Consolidated Statements of Income
Balance as of September 30, 2020	$5,463	$(1,147)	$4,316
Unrealized holding loss on available-for-sale securities arising during the period	278	(59)	219
Amounts reclassified from accumulated other comprehensive income	(8)	2	(6)	(a)(b)
Net current period other comprehensive loss	270	(57)	213
Balance as of December 31, 2020	$5,733	$(1,204)	$4,529

Balance as of September 30, 2019	$2,694	$(566)	$2,128
Unrealized holding gain on available-for-sale securities arising during the period	(28)	5	(23)
Amounts reclassified from accumulated other comprehensive income	(4)	1	(3)	(a)(b)
Net current period other comprehensive income	(32)	6	(26)
Balance after reclassification as of December 31, 2019	$2,662	$(560)	$2,102

(a) Securities (gains) losses, net

(b) Income tax expense

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

	Pretax	Tax Effect	After-tax	Affected Line Item in Consolidated Statements of Income
Balance as of June 30, 2020	$5,393	$(1,133)	$4,260
Unrealized holding gain on available-for-sale securities arising during the period	348	(73)	275
Amounts reclassified from accumulated other comprehensive income	(8)	2	(6)	(a)(b)
Net current period other comprehensive income	340	(71)	269
Balance as of December 31, 2020	$5,733	$(1,204)	$4,529

Balance as of June 30, 2019	$1,982	$(416)	$1,566
Unrealized holding gain on available-for-sale securities arising during the period	790	(166)	624
Amounts reclassified from accumulated other comprehensive income	(110)	22	(88)	(a)(b)
Net current period other comprehensive income	680	(144)	536
Balance after reclassification as of December 31, 2019	$2,662	$(560)	$2,102

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

CONSUMERS BANCORP, INC.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share data)

General

The following is management’s analysis of the Corporation’s results of operations for the three- and six-month periods ended December 31, 2020, compared to the same period in 2019, and the consolidated balance sheet at December 31, 2020, compared to June 30, 2020. This discussion is designed to provide a more comprehensive review of the operating results and financial condition than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

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

On December 29, 2020, the Bank entered into a P&A Agreement with CFBank to acquire CFBank’s drive-up branch location in Wellsville, Ohio and CFBank’s branch location in Calcutta, Ohio. As part of this transaction, the Bank will acquire approximately $100 million in deposits attributable to the Branches; $15 million in aggregate principal amount of subordinated debt securities issued by unrelated financial institutions; all performing loans attributable to the Branches which are outstanding at closing (totaling approximately $3.1 million in aggregate principal amount as of November 30, 2020); and up to $13.5 million in aggregate principal amount of single family residential mortgage loans and home equity lines of credit to be identified by the parties prior to the closing principally from CFBank’s Northeast Ohio loan portfolio. In addition, CFBank will provide the opportunity for the Corporation to purchase at par at least $15 million in aggregate principal amount of participation interests in commercial and commercial real estate loans originated by and held in CFBank’s portfolio. The closing of the transactions is subject to regulatory approval and satisfaction of other customary closing conditions and is expected to occur early in the third calendar quarter of 2021.

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

COVID-19 Pandemic

In response to COVID-19, management is actively pursuing multiple avenues to assist customers during these uncertain times. For commercial borrowers, the Coronavirus Aid, Relief and Economic Security Act (the CARES Act) includes key SBA initiatives to assist small businesses. The Paycheck Protection Program (PPP) was designed to provide a direct incentive for small businesses to keep their workers on the payroll. The SBA will forgive loans obtained under this program if the borrower meets payroll and other requirements. A total of $52,539 of PPP loans from the first round of assistance were outstanding as of December 31, 2020. Demand for the second round of the PPP program has been strong and submission of applications began on January 15, 2021. As of February 2, 2021, there were a total of $25,831 of loans funded and an additional $8,263 million submitted and waiting the SBA’s approval as part of the second round of the PPP loan program.

Additionally, on March 22, 2020 the Corporation adopted a loan modification program to assist borrowers impacted by COVID-19. The program is available to most borrowers whose loan was not past due on March 22, 2020, the date this loan modification program was adopted. The program offers principal and interest payment deferrals for up to 90 days or interest only payments for up to 90 days. Borrowers are eligible for an additional 90 days of payment deferrals if situations warrant a need for an extension. Interest will be deferred but will continue to accrue during the deferment period and the maturity date on amortizing loans will be extended by the number of months the payment was deferred. Consistent with issued regulatory guidance, modifications made under this program in response to COVID-19 will not be classified as troubled debt restructurings. As of December 31, 2020, 18 borrowers with an outstanding balance of $667 are in payment deferral status under this loan modification program.

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations (continued)

(Dollars in thousands, except per share amounts)

We have assisted and may continue to assist customers who are experiencing financial hardship due to COVID-19 by waiving late charges, refunding NSF and overdraft fees, and waiving CD prepayment penalties. The consumer reserve personal line of credit, an on this unsecured line of credit that is linked to a personal checking account, has been redesigned to provide easier access and a lower initial rate. Commercial customers have been encouraged to access available funds on their lines of credit, and we’ve been ready to provide emergency commercial lines of credit to qualified borrowers in order to assist in meeting payroll and other recurring fixed expenses. In response to COVID-19, we provided four emergency lines of credit; however, the lines of credit have since been closed as the borrowers did not need to access the funds.

The Corporation has modified its business practices with a portion of employees working remotely from their homes to limit interruptions to operations as much as possible and to help reduce the risk of COVID-19 infecting entire departments. With the holiday surge in COVID-19 cases, the branch lobbies were again closed to the public for walk-in transactions but available to customers to complete paperwork or complex transactions. If the infection rate improves, we expect to reopen branch lobbies during the first calendar quarter of 2021. The Corporation is encouraging virtual meetings and conference calls in place of in-person meetings. Additionally, travel for business has been restricted. The Corporation is promoting social distancing, frequent hand washing and thorough disinfection of all surfaces.

Results of Operations

Three- and Six-Month Periods Ended December 31, 2020 and 2019

Net income for the second quarter of fiscal year 2021 was $2,507, or $0.83 per common share, compared to $1,440, or $0.53 per common share for the three months ended December 31, 2019. The following are key highlights of our results of operations for the three months ended December 31, 2020 compared to the prior fiscal year comparable period:

●

net interest income increased by $2,062 to $6,858, or 43.0%, in the second quarter of fiscal year 2021 from the same prior year period primarily as a result of an increase in average interest earning assets and a reduction in the cost of funds;

●	a $130 provision for loans loss expense was recorded for the second quarter of fiscal year 2021 compared with $185 for the prior year period;
●

noninterest income increased by $128, or 12.5%, in the second quarter of fiscal year 2021 from the same prior year period primarily as a result of a $104, or 73.2%, increase on gains from the sale of mortgage loans and a $61, or 15.9%, increase in debit card interchange income; and

●

noninterest expenses increased by $896, or 22.8%, in the second quarter of fiscal year 2021 from the same prior year period primarily due to an increase in salaries and employee benefit expenses due to the inclusion of a full quarter of expenses associated with the three new office locations and additional staff gained as a result of the merger with Peoples, increased incentive accruals, and higher mortgage commissions due to the increase in volume.

In the first six months of fiscal year 2021, net income was $4,908, or $1.63 per common share, compared to $2,943, or $1.07 per common share, for the six months ended December 31, 2019. The following are key highlights of our results of operations for the six months ended December 31, 2020:

●	net interest income increased by $4,075 to $13,552, or by 43.0%, in the first six months of fiscal year 2021 from the same prior year period;
●	a provision for loan loss expense of $260 was recorded in the first six months of fiscal year 2021 compared with a provision for loan loss expense of $315 during the same prior year period;
●

noninterest income decreased by $200 in the first six months of fiscal year 2021 primarily since the prior year period included $324 of income recognized as a result of proceeds received from a bank owned life insurance policy claim and a $110 gain on the sale of securities. These reductions were partially offset by a $205, or 74.0%, increase on gains from the sale of mortgage loans and a $126, or 16.3%, increase in debit card interchange income; and

●

noninterest expenses increased by $1,390, or 16.9%, in the first six months of fiscal year 2021 from the same prior year period primarily due to an increase in salaries and employee benefit expenses due to the inclusion of six months of expenses associated with the three new office locations and additional staff gained as a result of the merger with Peoples, increased incentive accruals, and higher mortgage commissions due to the increase in volume.

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations (continued)

(Dollars in thousands, except per share amounts)

Return on average equity and return on average assets were 14.83% and 1.31%, respectively, for the six months ended December 31, 2020 compared to 11.03% and 1.04%, respectively, for the same prior year period.

Net Interest Income

Net interest income, the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the largest component of the Corporation’s earnings. Net interest income is affected by changes in the volumes, rates and composition of interest-earning assets and interest-bearing liabilities. In addition, prevailing economic conditions, fiscal and monetary policies and the policies of various regulatory agencies all affect market rates of interest and the availability and cost of credit, which, in turn, can significantly affect net interest income. As a result of the Federal Open Market Committee established a near-zero target range for the federal funds rate, earnings could be negatively affected if the interest we receive on loans and securities falls more quickly than interest we pay on deposits and borrowings. Net interest margin is calculated by dividing net interest income on a fully tax equivalent basis (FTE) by total average interest-earning assets. FTE income includes tax-exempt income, restated to a pre-tax equivalent, based on the statutory federal income tax rate. The federal income tax rate in effect for the 2021 and 2020 fiscal years was 21.0%. All average balances are daily average balances. Non-accruing loans are included in average loan balances.

The Corporation’s net interest margin was 3.87% for the three months ended December 31, 2020, compared with 3.62% for the same period in 2019. FTE net interest income for the three months ended December 31, 2020 increased by $2,090, or 42.9%, to $6,964 from $4,874 for the same prior year period.

Tax-equivalent interest income for the three months ended December 31, 2020 increased by $1,667, or 28.5%, from the same prior year period. Interest income was positively impacted by a $182,889, or 34.1%, increase in average interest-earning assets from the same prior year period due to the assets acquired from the Peoples acquisition as well as organic loan growth. Additionally, interest income was positively impacted by the accretion of origination fees from the PPP loans and from a change in the earning asset mix, with higher yielding loans increasing faster than lower yielding securities. However, a reduction in the accretion of origination fees from PPP loans as these loans are forgiven and the significant decline in interest rates will continue to impact the yield on interest-earning assets and could ultimately result in a decline in interest income. The Corporation’s yield on average interest-earning assets was 4.18% for the three months ended December 31, 2020 compared with 4.35% for the same period last year.

Interest expense for the three months ended December 31, 2020 decreased by $423, or 43.1%, from the same prior year period primarily due to a reduction in deposit and borrowing costs as a result of lower market interest rates. The Corporation’s cost of funds was 0.46% for the three months ended December 31, 2020 compared with 1.02% for the same prior year period.

The Corporation’s net interest margin was 3.86% for the six months ended December 31, 2020, compared with 3.62% for the same period in 2019. FTE net interest income for the six months ended December 31, 2020 increased by $4,124, or 42.8%, to $13,756 from $9,632 for the same prior year period.

Tax-equivalent interest income for the six months ended December 31, 2020 increased by $3,318, or 28.5%, from the same prior year period. Interest income was positively impacted by a $182,309, or 34.4%, increase in average interest-earning assets from the same prior year period due to the assets acquired from the Peoples acquisition as well as organic loan growth. Additionally, interest income was positively impacted by the accretion of origination fees from the PPP loans and from a change in the earning asset mix, with higher yielding loans increasing faster than lower yielding securities. However, a reduction in the accretion of origination fees from PPP loans as these loans are forgiven and the significant decline in interest rates will continue to impact the yield on interest-earning assets and could ultimately result in a decline in interest income. The Corporation’s yield on average interest-earning assets was 4.20% for the six months ended December 31, 2020 compared with 4.38% for the same period last year.

Interest expense for the six months ended December 31, 2020 decreased by $806 from the same prior year period. The Corporation’s cost of funds was 0.50% for the six months ended December 31, 2020 compared with 1.05% for the same prior year period. The decline in short term market interest rates had an impact on the rates paid on all interest-bearing deposit products and Federal Home Loan Bank (FHLB) advances.

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations (continued)

(Dollars in thousands, except per share amounts)

Average Balance Sheets and Analysis of Net Interest Income for the Three Months Ended December 31, (In thousands, except percentages)

	2020			2019
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Taxable securities	$74,051	$344	1.90%	$79,160	$480	2.43%
Nontaxable securities (1)	67,892	529	3.24	61,281	475	3.17
Loans receivable (1)	552,897	6,587	4.73	390,708	4,865	4.94
Federal bank and other restricted stocks	2,472	21	3.37	1,723	20	4.61
Interest bearing deposits and federal funds sold	21,742	42	0.77	3,293	16	1.93
Total interest-earning assets	719,054	7,523	4.18%	536,165	5,856	4.35%

Noninterest-earning assets	30,865			31,384

Total Assets	$749,919			$567,549

Interest-bearing liabilities:
NOW	$107,191	$38	0.14%	$84,140	$131	0.62%
Savings	235,414	84	0.14	170,287	210	0.49
Time deposits	112,543	365	1.29	111,806	569	2.02
Short-term borrowings	8,596	2	0.09	3,915	13	1.32
FHLB advances	20,006	70	1.39	12,627	59	1.85
Total interest-bearing liabilities	483,750	559	0.46%	382,775	982	1.02%

Noninterest-bearing liabilities:
Noninterest-bearing checking accounts	193,587			126,270
Other liabilities	5,907			4,900
Total liabilities	683,244			513,945
Shareholders’ equity	66,675			53,604

Total liabilities and shareholders’ equity	$749,919			$567,549

Net interest income, interest rate spread (1)		$6,964	3.72%		$4,874	3.33%

Net interest margin (net interest as a percent of average interest-earning assets) (1)			3.87%			3.62%

Federal tax exemption on non-taxable securities and loans included in interest income		$106			$78

Average interest-earning assets to interest-bearing liabilities	148.64%			140.07%

(1) calculated on a fully taxable equivalent basis utilizing a statutory federal income tax rate of 21.0%

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations (continued)

(Dollars in thousands, except per share amounts)

Average Balance Sheets and Analysis of Net Interest Income for the Six Months Ended December 31, (In thousands, except percentages)

	2020			2019
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Taxable securities	$76,240	$716	1.92%	$81,399	$990	2.43%
Nontaxable securities (1)	67,183	1,043	3.24	61,029	949	3.18
Loans receivable (1)	548,530	13,080	4.73	382,035	9,628	5.00
Federal bank and other restricted stocks	2,472	39	3.13	1,723	40	4.61
Interest bearing deposits and federal funds sold	18,409	89	0.96	4,339	42	1.92
Total interest-earning assets	712,834	14,967	4.20%	530,525	11,649	4.38%

Noninterest-earning assets	30,600			31,107

Total Assets	$743,434			$561,632

Interest-bearing liabilities:
NOW	$104,646	$83	0.16%	$83,316	$276	0.66%
Savings	231,954	189	0.16	168,234	432	0.51
Time deposits	113,680	792	1.38	112,224	1,147	2.03
Short-term borrowings	8,238	6	0.14	3,620	24	1.32
FHLB advances	22,059	141	1.27	14,003	138	1.95
Total interest-bearing liabilities	480,577	1,211	0.50%	381,397	2,017	1.05%

Noninterest-bearing liabilities:
Noninterest-bearing checking accounts	191,360			122,263
Other liabilities	5,851			5,071
Total liabilities	677,788			508,731
Shareholders’ equity	65,646			52,901

Total liabilities and shareholders’ equity	$743,434			$561,632

Net interest income, interest rate spread (1)		$13,756	3.70%		$9,632	3.33%

Net interest margin (net interest as a percent of average interest-earning assets) (1)			3.86%			3.62%

Federal tax exemption on non-taxable securities and loans included in interest income		$204			$155

Average interest-earning assets to interest-bearing liabilities	148.33%			139.10%

(1) calculated on a fully taxable equivalent basis utilizing a statutory federal income tax rate of 21.0%

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Provision for Loan Losses

The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable incurred credit losses in the Bank’s loan portfolio that have been incurred at each balance sheet date. For the six-month period ended December 31, 2020, the provision for loan losses was $260 compared with $315 for the same prior year period. Net charge-offs of $26 were recorded during the six-month period ended December 31, 2020 compared with $8 during the six-month period ended December 31, 2019.

Non-performing loans were $1,940 as of December 31, 2020 compared with $1,226 as of June 30, 2020 and $427 as of December 31, 2019. Non-performing loans to total loans were 0.35% at December 31, 2020 and 0.23% at June 30, 2020. Non-accrual loans have primarily increased within the 1-4 family owner occupied loan category in part due to the COVID-19 pandemic impact on certain borrowers.

The allowance for loan losses as a percentage of loans was 1.06% at December 31, 2020 and 1.05% at June 30, 2020. As of December 31, 2020, the ALLL as a percentage of total loans excluding PPP loans was 1.17%. During the second quarter of fiscal year 2021, there was a significant decline in loans classified as substandard due to the full payoff of a large loan relationship that was in this category. Uncertainty remains regarding future levels of criticized and classified loans, non-performing loans and charge-offs, but some deterioration is expected as a result of the COVID-19 pandemic. Management will continue to closely monitor changes in the loan portfolio and adjust the provision accordingly.

Noninterest Income

Noninterest income increased by $128 for the second quarter of fiscal year 2021 from the same period last year primarily due to a $104, or 73.2%, increase in gains from the sale of mortgage loans and a $61, or 15.9%, increase in debit card interchange income. Debit card interchange income increased as a result of increased debit card usage and an increase in the number of cards issued. These increases were partially offset by a decline of $46, or 12.8%, in service charges on deposit accounts primarily due to a decline in overdraft charges as the COVID-19 pandemic dramatically impacted consumer spending habits and increased NSF and overdraft fee waivers as we assist customers who have been impacted by COVID-19.

Noninterest income decreased by $200 for the six-month period ended December 31, 2020 from the same period last year primarily since the prior year period included $324 of income recognized as a result of proceeds received from a bank owned life insurance policy claim and a $110 gain on the sale of securities. These reductions were partially offset by a $205, or 74.0%, increase on gains from the sale of mortgage loans and a $126, or 16.3%, increase in debit card interchange income, that were partially offset by a decline of $112, or 15.3%, in service charges on deposit accounts. Gains from the sale of mortgage loans have been positively impacted by record low mortgage rates in 2020 helping increase the volume of loans sold.

Noninterest Expenses

Total noninterest expenses increased by $896, or 22.85%, for the second quarter of fiscal year 2021 compared with the same period last year. Noninterest expenses for the three-month period ended December 31, 2020 include expenses associated with the three new office locations and additional staff gained as a result of the merger with Peoples that closed on January 1, 2020. In addition, incentive accruals and mortgage commissions also increased during the second quarter of fiscal year 2021. Professional fees of $59 associated with the announced planned purchase of two branch locations in Columbiana County, Ohio were recognized during the three-month period ended December 31, 2020.

Total noninterest expenses increased by $1,390, or 16.9%, for the six-month period ended December 31, 2020 compared with the same period last year. Salaries and employee benefit expenses increased by $1,071, or 24.5%, due to the inclusion of six months of expenses in fiscal year 2021 associated with the three new office locations and additional staff gained as a result of the merger with Peoples, increased incentive accruals, and higher mortgage commissions due to the increase in volume. Data processing expenses declined by $164, or 31.2%, because fiscal year 2020 included expenses for system deconversion files related to the merger with Peoples. Also, FDIC assessments increased by $150 for the current year-to-date period since the Small Bank Assessment Credits were applied to the FDIC insurance invoices for the six-month period ended December 31, 2019.

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations (continued)

(Dollars in thousands, except per share amounts)

Income Taxes

Income tax expense was $543 and $1,048 for the three- and six-month periods ended December 31, 2020, respectively, compared to $261 and $473 for the three- and six-month periods ended December 31, 2019, respectively. The effective tax rate was 17.8% and 17.6% for the three- and six-month periods ended December 31, 2020, respectively, compared with 15.3% and 13.8% for the three- and six-month periods ended December 31, 2019, respectively. The effective tax rates differed from the federal statutory rate as a result of tax-exempt income from obligations of states and political subdivisions, loans and bank owned life insurance earnings and death benefit.

Financial Condition

Total assets as of December 31, 2020 were $754,060 compared to $740,820 at June 30, 2020, an increase of $13,240, or an annualized 3.5%.

Total loans increased by $14,396, or an annualized 5.3%, from $542,861 as of June 30, 2020 to $557,257 as of December 31, 2020. As of December 31, 2020, total loans included $52,539 of PPP loans, a decline of $14,067, or 21.1%, from June 30, 2020.

As of December 31, 2020, total deposits increased by $15,007, or an annualized 4.7%, from June 30, 2020. The Corporation has been able to maintain a favorable deposit mix, with 29.9% in noninterest-bearing deposits, 16.2% in interest bearing demand deposits, 37.3% in savings and money market deposits, and 16.6% in time deposits.

Non-Performing Assets

The following table presents the aggregate amounts of non-performing assets and select ratios as of the dates indicated.

	December 31, 2020	June 30, 2020	December 31, 2019
Non-accrual loans	$1,940	$1,185	$427
Loans past due over 90 days and still accruing	—	41	—
Total non-performing loans	1,940	1,226	427
Other repossessed assets	—	7	—
Total non-performing assets	$1,940	$1,233	$427

Non-performing loans to total loans	0.35%	0.23%	0.11%
Allowance for loan losses to total non-performing loans	304.74%	463.13%	959.02%

As of December 31, 2020, impaired loans totaled $2,343, of which $1,938 are included in non-accrual loans. Commercial and commercial real estate loans are classified as impaired if management determines that full collection of principal and interest, in accordance with the terms of the loan documents, is not probable. Impaired loans and non-performing loans have been considered in management’s analysis of the appropriateness of the allowance for loan losses. Management and the Board of Directors are closely monitoring these loans and believe that the prospects for recovery of principal and interest, less identified specific reserves, are favorable.

Contractual Obligations, Commitments, Contingent Liabilities and Off-Balance Sheet Arrangements

Liquidity

The objective of liquidity management is to ensure adequate cash flows to accommodate the demands of our customers and provide adequate flexibility for the Corporation to take advantage of market opportunities under both normal operating conditions and under unpredictable circumstances of industry or market stress. Cash is used to fund loans, purchase investments, fund the maturity of liabilities, and, at times, to fund deposit outflows and operating activities. The Corporation’s principal sources of funds are deposits; amortization and prepayments of loans; maturities, sales and principal receipts from securities; borrowings; and operations. Management considers the asset position of the Corporation to be sufficiently liquid to meet normal operating needs and conditions. The Corporation’s earning assets are mainly comprised of loans and investment securities. Management continually strives to obtain the best mix of loans and investments to both maximize yield and ensure the soundness of the portfolio, as well as to provide funding for loan demand as needed.

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations (continued)

(Dollars in thousands, except per share amounts)

For the six months ended December 31, 2020, net cash inflow from operating activities was $5,706, net cash outflows from investing activities was $13,705 and net cash inflows from financing activities was $7,385. A major source of cash was a $15,007 increase in deposits and $20,304 from maturities, calls or principal pay downs on available-for-sale securities. A major use of cash was $24,975 purchases of available-for-sale securities and a $14,431 increase in loans. Total cash and cash equivalents were $9,045 as of December 31, 2020, compared to $9,659 at June 30, 2020 and $14,028 at December 31, 2019.

The Bank offers several types of deposit products to its customers. We believe the rates offered by the Bank and the fees charged for them are competitive with the rates and fees charged by other banks for similar deposit products currently available in the market area. Deposits totaled $648,362 at December 31, 2020 compared with $633,355 at June 30, 2020.

To provide an additional source of liquidity, the Corporation has entered into an agreement with the FHLB of Cincinnati. At December 31, 2020, advances from the FHLB of Cincinnati totaled $18,083 compared with $31,161 at June 30, 2020. As of December 31, 2020, the Bank had the ability to borrow an additional $41,561 from the FHLB of Cincinnati based on a blanket pledge of qualifying first mortgage and multi-family loans. The Corporation considers the FHLB of Cincinnati to be a reliable source of liquidity funding, secondary to its deposit base.

Short-term borrowings consisted of repurchase agreements, which are financing arrangements that mature daily, and federal funds purchased from correspondent banks. The Bank pledges securities as collateral for the repurchase agreements. Short-term borrowings totaled $13,275 at December 31, 2020 and $6,943 at June 30, 2020.

Jumbo time deposits (those with balances of $250 and over) totaled $33,418 as of December 31, 2020 and $36,747 as of June 30, 2020. These deposits are monitored closely by the Corporation and are mainly priced on an individual basis. When these deposits are from a municipality, certain bank-owned securities are pledged to guarantee the safety of these public fund deposits as required by Ohio law. The Corporation has the option to use a fee-paid broker to obtain deposits from outside its normal service area as an additional source of funding. The Corporation, however, does not rely upon these deposits as a primary source of funding. Although management monitors interest rates on an ongoing basis, a quarterly rate sensitivity report is used to determine the effect of interest rate changes on the financial statements. In the opinion of management, enough assets or liabilities could be repriced over the near term (up to three years) to compensate for such changes. The spread on interest rates, or the difference between the average earning assets and the average interest-bearing liabilities, is monitored quarterly.

Off-Balance Sheet Arrangements

In the normal course of business, to meet the financial needs of our customers, we are a party to financial instruments with off-balance sheet risk. These financial instruments generally include commitments to originate mortgage, commercial and consumer loans, and involve to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the Consolidated Balance Sheets. The maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments. Since commitments to extend credit have a fixed expiration date or other termination clause, some commitments will expire without being drawn upon and the total commitment amounts do not necessarily represent future cash requirements. The same credit policies are used in making commitments as are used for on-balance sheet instruments and collateral is required in instances where deemed necessary. Undisbursed balances of loans closed include funds not disbursed but committed for construction projects. Unused lines of credit include funds not disbursed, but committed for home equity, commercial and consumer lines of credit. Financial standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Total unused commitments were $108,614 as of December 31, 2020 and $101,026 as of June 30, 2020.

Capital Resources

Total shareholders’ equity increased to $67,708 as of December 31, 2020 from $63,240 as of June 30, 2020. The primary reason for the increase in shareholders’ equity was from net income of $4,908 for the first six months of fiscal year 2021 which was partially offset by cash dividends paid of $876.

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

(Dollars in thousands, except per share amounts)

As of December 31, 2020, the Bank’s common equity tier 1 capital and tier 1 capital ratios were 11.65% and the leverage and total risk-based capital ratios were 8.29% and 12.77%, respectively. This compares with common equity tier 1 capital and tier 1 capital ratios of 11.55% and leverage and total risk-based capital ratios of 8.04% and 12.69%, respectively, as of June 30, 2020. The Bank exceeded minimum regulatory capital requirements to be considered well-capitalized for both periods. Management is not aware of any matters occurring subsequent to December 31, 2020 that would cause the Bank’s capital category to change.

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

●	changes in the level of non-performing assets and charge-offs;
●	declining asset values impacting the underlying value of collateral;
●	sustained low market interest rates could result in a decline in the net interest margin and net interest income;
●	unanticipated changes in our liquidity position, including, but not limited to, changes in the cost of liquidity and our ability to find alternative funding sources;
●	the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which we must comply;
●	changes in consumer spending, borrowing and savings habits;
●	changes in accounting policies, rules and interpretations that may come as a result of COVID-19 or otherwise;
●	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;
●	competitive pressures on product pricing and services;
●	breaches of security or failures of our technology systems due to technological or other factors and cybersecurity threats;
●	changes in the reliability of our vendors, internal control systems or information systems; and
●	our ability to attract and retain qualified employees.

CONSUMERS BANCORP, INC.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by the report, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15e. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2020.

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

None

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not Applicable

Item 5 – Other Information

None

Item 6 – Exhibits

Exhibit Number	Description

Exhibit 10.11	Form of Salary Continuation Agreement. Reference is made to Form 8-K of the Corporation filed December 29, 2020, which is incorporated herein by reference.

Exhibit 10.12	Branch Purchase and Assumption Agreement entered into with CFBank National Association on December 29, 2020.

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Exhibit 101

The following materials from Consumers Bancorp, Inc.’s Form 10-Q Report for the quarterly period ended December 31, 2020, formatted in XBRL (Extensible Business Reporting Language) include: (1) Unaudited Consolidated Balance Sheets, (2) Unaudited Consolidated Statements of Income, (3) Unaudited Consolidated Statements of Comprehensive Income, (4) Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Equity, (5) Unaudited Condensed Consolidated Statements of Cash Flows, and (6) the Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSUMERS BANCORP, INC. (Registrant)

Date: February 12, 2021	/s/ Ralph J. Lober Ralph J. Lober, II President & Chief Executive Officer (principal executive officer)

Date: February 12, 2021	/s/ Renee K. Wood Renee K. Wood Chief Financial Officer & Treasurer (principal financial officer)