Form 10-Q
period 2021-03-31
CONSUMERS BANCORP INC /OH/
filed 2021-05-13
CIK 1006830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

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
None

There were 3,028,100 shares of Registrant’s common stock, no par value, outstanding as of May 12, 2021.

CONSUMERS BANCORP, INC. FORM 10-Q QUARTER ENDED March 31, 2021

Table of Contents

Page Number (s)

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

CONSUMERS BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)	March 31, 2021 (unaudited)	June 30, 2020
ASSETS
Cash on hand and noninterest-bearing deposits in financial institutions	$8,541	$8,429
Federal funds sold and interest-bearing deposits in financial institutions	32,491	1,230
Total cash and cash equivalents	41,032	9,659
Certificates of deposit in other financial institutions	7,335	11,635
Securities, available-for-sale	169,059	143,918
Securities, held-to-maturity (fair value of $8,483 at March 31, 2021 and $3,868 at June 30, 2020)	8,036	3,541
Equity securities, at fair value	412	—
Federal bank and other restricted stocks, at cost	2,472	2,472
Loans held for sale	561	3,507
Total loans	553,137	542,861
Less allowance for loan losses	(6,076)	(5,678)
Net loans	547,061	537,183
Cash surrender value of life insurance	9,637	9,442
Premises and equipment, net	15,345	14,901
Goodwill	836	836
Core deposit intangible, net	236	256
Accrued interest receivable and other assets	3,470	3,470
Total assets	$805,492	$740,820

LIABILITIES
Deposits
Noninterest-bearing demand	$215,828	$190,233
Interest bearing demand	124,046	99,173
Savings	275,636	228,567
Time	88,478	115,382
Total deposits	703,988	633,355

Short-term borrowings	9,419	6,943
Federal Home Loan Bank advances	18,067	31,161
Accrued interest and other liabilities	6,445	6,121
Total liabilities	737,919	677,580
Commitments and contingent liabilities

SHAREHOLDERS’ EQUITY
Preferred stock (no par value, 350,000 shares authorized, none outstanding)	—	—
Common stock (no par value, 8,500,000 shares authorized; 3,124,053 shares issued as of March 31, 2021 and June 30, 2020)	20,011	19,974
Retained earnings	46,154	40,460
Treasury stock, at cost (95,953 and 108,475 common shares as of March 31, 2021 and June 30, 2020, respectively)	(1,324)	(1,454)
Accumulated other comprehensive income	2,732	4,260
Total shareholders’ equity	67,573	63,240
Total liabilities and shareholders’ equity	$805,492	$740,820

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months ended March 31,		Nine Months ended March 31,
(Dollars in thousands, except per share amounts)	2021	2020	2021	2020
Interest and dividend income
Loans, including fees	$5,840	$5,654	$18,912	$15,277
Securities, taxable	368	488	1,084	1,478
Securities, tax-exempt	428	387	1,275	1,186
Equity securities	8	—	8	—
Federal bank and other restricted stocks	19	16	58	56
Federal funds sold and other interest-bearing deposits	41	61	130	103
Total interest and dividend income	6,704	6,606	21,467	18,100
Interest expense
Deposits	299	918	1,363	2,773
Short-term borrowings	2	14	8	38
Federal Home Loan Bank advances	67	80	208	218
Total interest expense	368	1,012	1,579	3,029
Net interest income	6,336	5,594	19,888	15,071
Provision for loan losses	185	445	445	760
Net interest income after provision for loan losses	6,151	5,149	19,443	14,311

Noninterest income
Service charges on deposit accounts	290	355	911	1,088
Debit card interchange income	467	367	1,368	1,142
Gain on sale of mortgage loans	149	121	631	397
Bank owned life insurance death benefit	—	—	—	324
Bank owned life insurance income	64	65	195	199
Securities gains, net	6	121	14	231
Other	78	78	229	220
Total noninterest income	1,054	1,107	3,348	3,601

Noninterest expenses
Salaries and employee benefits	2,527	2,760	7,978	7,140
Occupancy and equipment	662	655	1,938	1,782
Data processing expenses	182	206	544	732
Debit card processing expenses	242	204	696	599
Professional and director fees	188	414	674	804
FDIC assessments	76	54	224	52
Franchise taxes	132	106	349	296
Marketing and advertising	114	125	364	399
Telephone and network communications	84	79	247	223
Amortization of intangible	6	7	20	7
Other	452	464	1,261	1,280
Total noninterest expenses	4,665	5,074	14,295	13,314
Income before income taxes	2,540	1,182	8,496	4,598
Income tax expense	424	164	1,472	637
Net income	$2,116	$1,018	$7,024	$3,961

Basic and diluted earnings per share	$0.70	$0.34	$2.33	$1.40

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)	Three Months ended March 31,		Nine Months ended March 31,
	2021	2020	2021	2020
Net income	$2,116	$1,018	$7,024	$3,961

Other comprehensive income, net of tax:
Net change in unrealized gains (losses) on securities:
Unrealized gains (losses) arising during the period	(2,269)	1,900	(1,921)	2,690
Reclassification adjustment for gains included in income	(6)	(121)	(14)	(231)
Net unrealized gains (losses)	(2,275)	1,779	(1,935)	2,459
Income tax effect	478	(373)	407	(517)
Other comprehensive income (loss)	(1,797)	1,406	(1,528)	1,942

Total comprehensive income	$319	$2,424	$5,496	$5,903

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share data)	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, December 31, 2019	$14,697	$38,691	$(1,454)	$2,102	$54,036
Net income		1,018			1,018
Other comprehensive income				1,406	1,406
269,920 shares issued for the Peoples acquisition	5,277				5,277
Cash dividends declared ($0.135 per share)		(409)			(409)
Balance, March 31, 2020	$19,974	$39,300	$(1,454)	$3,508	$61,328

Balance, December 31, 2020	$20,011	$44,492	$(1,324)	$4,529	$67,708
Net income		2,116			2,116
Other comprehensive loss				(1,797)	(1,797)
Cash dividends declared ($0.15 per share)		(454)			(454)
Balance, March 31, 2021	$20,011	$46,154	$(1,324)	$2,732	$67,573

(Dollars in thousands, except per share data)	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, June 30, 2019	$14,656	$36,487	$(1,543)	$1,566	$51,166
Net income		3,961			3,961
Other comprehensive income				1,942	1,942
269,920 shares issued for the Peoples acquisition	5,277				5,277
11,813 shares associated with vested stock awards	41		89		130
Cash dividends declared ($0.405 per share)		(1,148)			(1,148)
Balance, March 31, 2020	$19,974	$39,300	$(1,454)	$3,508	$61,328

Balance, June 30, 2020	$19,974	$40,460	$(1,454)	$4,260	$63,240
Net income		7,024			7,024
Other comprehensive loss				(1,528)	(1,528)
12,522 shares associated with vested and expired stock awards	37		130		167
Cash dividends declared ($0.44 per share)		(1,330)			(1,330)
Balance, March 31, 2021	$20,011	$46,154	$(1,324)	$2,732	$67,573

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)	Nine Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net cash from operating activities	$11,421	$5,024
Cash flow from investing activities
Purchases of securities, available-for-sale	(63,825)	(18,610)
Maturities, calls and principal pay downs of securities, available-for-sale	30,890	17,575
Sale of securities, available-for-sale	5,545	11,841
Purchase of securities, held-to-maturity	(4,700)	—
Principal pay downs of securities, held-to-maturity	205	206
Purchase of equity securities	(400)	—
Net decrease in certificate of deposit in other financial institutions	4,300	1,914
Purchase of Federal Reserve stock, at cost	—	(595)
Net increase in loans	(10,332)	(43,405)
Acquisition, net cash acquired	—	(4,295)
Proceeds from BOLI death benefit	—	753
Premises and equipment purchases	(433)	(453)
Sale of other repossessed assets	17	39
Net cash from investing activities	(38,733)	(35,030)
Cash flow from financing activities
Net increase in deposit accounts	70,633	29,997
Net change in short-term borrowings	2,476	352
Proceeds from Federal Home Loan Bank advances	1,300	17,500
Repayments of Federal Home Loan Bank advances	(14,394)	(13,612)
Dividends paid	(1,330)	(1,148)
Net cash from financing activities	58,685	33,089
Increase in cash or cash equivalents	31,373	3,083
Cash and cash equivalents, beginning of period	9,659	9,461
Cash and cash equivalents, end of period	$41,032	$12,544

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$1,627	$3,048
Federal income taxes	1,930	675
Non-cash items:
Transfer of loans to other repossessed assets	9	—
Issuance of treasury stock for stock awards	167	89
Right of use assets obtained in exchange for lease liabilities	—	582

Acquisition of Peoples:
Consideration paid		$10,405
Noncash assets acquired:
Certificates of deposit in other financial institutions		11,839
Securities, available-for-sale		4,051
Federal bank and other restricted stocks, at cost		154
Loans, net		55,320
Premises and equipment		818
Goodwill		836
Core deposit intangible		270
Accrued interest receivable and other assets		140
Total noncash assets acquired		73,428
Liabilities assumed:
Deposits		60,851
Federal funds purchased		2,348
Federal Home Loan Bank advances		491
Other liabilities		166
Total liabilities assumed		63,856
Net noncash assets acquired		9,572
Cash acquired		833

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

Segment Information: The Corporation is a bank holding company engaged in the business of commercial and retail banking, which accounts for substantially all the revenues, operating income, and assets. Accordingly, all the Corporation’s operations are recorded in one segment, banking.

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

Note 2 – Acquisition

On December 29, 2020, the Bank entered into a Branch Purchase and Assumption Agreement (P&A Agreement) with CFBank National Association (CFBank) to acquire two branches of CFBank in Columbiana County, Ohio. The P&A Agreement provides for the sale and transfer by CFBank to the Bank the land, buildings and other associated assets of CFBank’s drive-up branch location in Wellsville, Ohio and CFBank’s branch location in Calcutta, Ohio (the Branches); approximately $100 million in deposits attributable to the Branches; $15 million in aggregate principal amount of subordinated debt securities issued by unrelated financial institutions; all performing loans attributable to the Branches which are outstanding at closing (totaling approximately $3.1 million in aggregate principal amount as of November 30, 2020); and up to $13.5 million in aggregate principal amount of single family residential mortgage loans and home equity lines of credit to be identified by the parties prior to the closing principally from CFBank’s Northeast Ohio loan portfolio. In addition, CFBank will provide the opportunity for the Corporation to purchase at par at least $15 million in aggregate principal amount of participation interests in commercial and commercial real estate loans originated by and held in CFBank’s portfolio. In exchange, Consumers will pay to CFBank the net book value of the land, building and associated assets of the Branches, a deposit premium equal to 1.75% of the average daily deposits of the Branches for the 30 days preceding the closing, and the par value of the subordinated debt securities and loans acquired by Consumers. The transaction is expected to close in July 2021, pending the completion of customary closing conditions. All necessary regulatory approvals have been received.

On January 1, 2020, Consumers completed the acquisition by merger of Peoples Bancorp of Mt. Pleasant, Inc. (Peoples) and its wholly owned subsidiary, The Peoples National Bank of Mount Pleasant (Peoples Bank) in a stock and cash transaction for an aggregate consideration of approximately $10,405. In connection with the acquisition, the Corporation issued 269,920 shares of common stock and paid $5,128 in cash to the former shareholders of Peoples. Immediately following the merger, Peoples Bank, was merged into the Corporation’s banking subsidiary, Consumers National Bank.

The assets and liabilities of Peoples were recorded on the Corporation’s Balance Sheet at their estimated fair values as of January 1, 2020, the acquisition date, and Peoples’ results of operations are included in the Corporation’s Consolidated Statements of Income beginning on that date. As of the date of acquisition of Peoples, the estimated fair value of loans received was $55,320 and the estimated fair value of deposits assumed was $60,851.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 3 – Securities

Available –for-Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2021
Obligations of U.S. government-sponsored entities and agencies	$11,456	$222	$(74)	$11,604
Obligations of state and political subdivisions	68,177	3,018	(153)	71,042
U.S. Government-sponsored mortgage-backed securities–residential	72,894	1,280	(918)	73,256
U.S. Government-sponsored mortgage-backed securities– commercial	2,869	—	—	2,869
U.S. Government-sponsored collateralized mortgage obligations– residential	9,705	161	(70)	9,796
Other	500	—	(8)	492
Total available-for-sale securities	$165,601	$4,681	$(1,223)	$169,059

Held-to-Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
March 31, 2021
Obligations of state and political subdivisions	$8,036	$447	$—	$8,483

Available–for-Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2020
U.S. Treasury	$1,248	$8	$—	$1,256
Obligations of U.S. government-sponsored entities and agencies	10,133	399	—	10,532
Obligations of state and political subdivisions	60,343	3,149	—	63,492
U.S. government-sponsored mortgage-backed securities – residential	48,645	1,515	(4)	50,156
U.S. government-sponsored mortgage-backed securities – commercial	8,444	55	(2)	8,497
U.S. government-sponsored collateralized mortgage obligations – residential	9,712	285	(12)	9,985
Total available-for-sale securities	$138,525	$5,411	$(18)	$143,918

Held-to-Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
June 30, 2020
Obligations of state and political subdivisions	$3,541	$327	$—	$3,868

Proceeds from the sale and call of available-for-sale securities were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Proceeds from sales and calls	$2,812	$5,731	5,545	11,841
Gross realized gains	13	121	44	231
Gross realized losses	7	—	30	—

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The income tax provision related to the net realized gains amounted to $1 and $3 for the three- and nine-month periods ended March 31, 2021, respectively. The income tax provision related to the net realized gains amounted to $26 and $49 for the three- and nine-month periods ended March 31, 2020, respectively.

The amortized cost and fair values of debt securities at March 31, 2021, by expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

Available-for-Sale	Amortized Cost	Estimated Fair Value
Due in one year or less	$4,525	$4,602
Due after one year through five years	13,129	13,596
Due after five years through ten years	17,662	18,060
Due after ten years	44,817	46,880
Total	80,133	83,138

U.S. Government-sponsored mortgage-backed and related securities	85,468	85,921
Total available-for-sale securities	$165,601	$169,059

Held-to-Maturity
Due after one year through five years	$334	$350
Due after five years through ten years	5,367	5,686
Due after ten years	2,335	2,447
Total held-to-maturity securities	$8,036	$8,483

The following table summarizes the securities with unrealized losses at March 31, 2021 and June 30, 2020, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or more		Total
Available-for-sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2021
Obligations of U.S. government-sponsored entities and agencies	$3,006	$(74)	$—	$—	$3,006	$(74)
Obligations of states and political subdivisions	7,745	(153)	—	—	7,745	(153)
U.S. Government-sponsored mortgage-backed securities – residential	31,512	(918)	—	—	31,512	(918)
U.S. Government-sponsored collateralized mortgage obligations - residential	4,859	(70)	—	—	4,859	(70)
Other	492	(8)			492	(8)
Total temporarily impaired	$47,614	$(1,223)	$—	$—	$47,614	$(1,223)

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

At March 31, 2021, there were a total of 44 available-for-sale securities in the portfolio with unrealized losses mainly due to an increase in market rates when compared to the time of purchase. The unrealized losses within the securities portfolio as of March 31, 2021 have not been recognized into income because the decline in fair value is not attributed to credit quality and management does not intend to sell, and it is not likely that management will be required to sell, the securities prior to their anticipated recovery. The mortgage-backed securities and collateralized mortgage obligations were primarily issued by Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support. The Corporation does not own any private label mortgage-backed securities.

The following table presents the net unrealized gains and losses on equity securities recognized in earnings for the three and nine months ended March 31, 2021 and 2020. There were no realized gains or losses on the sale of equity securities during the periods presented.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Unrealized gains recognized on equity securities held at the end of the period	$12	$—	$12	$—

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 4 – Loans

Major classifications of loans were as follows:

	March 31, 2021	June 30, 2020
Commercial	$131,079	$158,667
Commercial real estate:
Construction	4,030	16,235
Other	258,421	229,029
1 – 4 Family residential real estate:
Owner occupied	108,288	90,494
Non-owner occupied	19,528	19,370
Construction	7,771	9,344
Consumer	26,002	21,334
Subtotal	555,119	544,473
Net deferred loan fees and costs	(1,982)	(1,612)
Allowance for loan losses	(6,076)	(5,678)
Net Loans	$547,061	$537,183

The commercial loan category in the above table includes PPP loans of $65,492 as of March 31, 2021 and $66,606 as of June 30, 2020 and a mortgage loan warehouse line of credit to another financial institution with an outstanding balance of $7,121 as of March 31, 2021 and $32,869 as of June 30, 2020. The outstanding balance of the warehouse line of credit can fluctuate significantly based on the other financial institution’s funding needs.

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2021:

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total
Allowance for loan losses:
Beginning balance	$858	$3,817	$1,028	$209	$5,912
Provision for loan losses	79	(109)	166	49	185
Loans charged-off	—	—	(4)	(39)	(43)
Recoveries	—	1	1	20	22
Total ending allowance balance	$937	$3,709	$1,191	$239	$6,076

The following table presents the activity in the allowance for loan losses by portfolio segment for the nine months ended March 31, 2021:

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total
Allowance for loan losses:
Beginning balance	$947	$3,623	$989	$119	$5,678
Provision for loan losses	12	83	205	145	445
Loans charged-off	(22)	—	(4)	(95)	(121)
Recoveries	—	3	1	70	74
Total ending allowance balance	$937	$3,709	$1,191	$239	$6,076

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

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2021. Included in the recorded investment in loans is $1,289 of accrued interest receivable.

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total
Ending allowance for loan losses balance attributable to loans:
Individually evaluated for impairment	$1	$—	$4	$—	$5
Acquired loans collectively evaluated for impairment	—	99	79	—	178
Originated loans collectively evaluated for impairment	936	3,610	1,108	239	5,893
Total ending allowance balance	$937	$3,709	$1,191	$239	$6,076

Recorded investment in loans:
Loans individually evaluated for impairment	$446	$936	$692	$—	$2,074
Acquired loans collectively evaluated for impairment	907	7,766	22,067	7,671	38,411
Originated loans collectively evaluated for impairment	128,064	253,673	113,849	18,355	513,941
Total ending loans balance	$129,417	$262,375	$136,608	$26,026	$554,426

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

The following table presents information related to unpaid principal balance, recorded investment and interest income associated with loans individually evaluated for impairment by class of loans as of March 31, 2021 and for the nine months ended March 31, 2021:

	As of March 31, 2021			Nine Months ended March 31, 2021
	Unpaid		Allowance for Loan	Average	Interest	Cash Basis
	Principal	Recorded	Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial	$422	$306	$—	$77	$—	$—
Commercial real estate:
Other	1,073	936	—	893	6	6
1-4 Family residential real estate:
Owner occupied	498	456	—	577	11	11
Non-owner occupied	270	209	—	220	—	—
With an allowance recorded:
Commercial	139	140	1	154	6	6
Commercial real estate:
Other	—	—	—	160	7	7
1-4 Family residential real estate:
Owner occupied	29	27	4	13	—	—
Total	$2,431	$2,074	$5	$2,094	$30	$30

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents information related to average recorded investment and interest income associated with loans individually evaluated for impairment by class of loans for the three months ended March 31, 2021:

	Average	Interest	Cash Basis
	Recorded	Income	Interest
	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial	$308	$—	$—
Commercial real estate:
Other	941	2	2
1-4 Family residential real estate:
Owner occupied	473	—	—
Non-owner occupied	211	—	—
With an allowance recorded:
Commercial	142	2	2
Commercial real estate:
Other	68	1	1
1-4 Family residential real estate:
Owner occupied	29	—	—
Total	$2,172	$5	$5

The following table presents information related to unpaid principal balance, recorded investment and interest income associated with loans individually evaluated for impairment by class of loans as of June 30, 2020 and for the nine months ended March 31, 2020:

	As of June 30, 2020			Nine Months ended March 31, 2020
	Unpaid		Allowance for Loan	Average	Interest	Cash Basis
	Principal	Recorded	Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial	$—	$—	$—	$5	—	—
Commercial real estate:
Other	922	836	—	415	88	88
1-4 Family residential real estate:
Owner occupied	604	463	—	27	7	7
Non-owner occupied	284	236	—	251	—	—
With an allowance recorded:
Commercial	176	179	28	164	7	7
Commercial real estate:
Other	209	209	6	218	10	10
Total	$2,195	$1,923	$34	$1,080	$112	$112

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

The following table presents the recorded investment in non-accrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2021 and June 30, 2020:

	March 31, 2021		June 30, 2020
		Loans Past Due		Loans Past Due
		Over 90 Days		Over 90 Days
		Still		Still
	Non-accrual	Accruing	Non-accrual	Accruing
Commercial	$306	$—	$21	$—
Commercial real estate:
Other	888	—	785	—
1 – 4 Family residential:
Owner occupied	480	—	143	29
Non-owner occupied	209	—	236	—
Consumer	—	—	—	12
Total	$1,883	$—	$1,185	$41

Non-accrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the aging of the recorded investment in past due loans as of March 31, 2021 by class of loans:

	Days Past Due
	30 - 59	60 - 89	90 Days or	Total	Loans Not
	Days	Days	Greater	Past Due	Past Due	Total
Commercial	$—	$—	$—	$—	$129,417	$129,417
Commercial real estate:
Construction	—	—	—	—	3,982	3,982
Other	—	—	629	629	257,764	258,393
1-4 Family residential:
Owner occupied	28	—	238	266	108,956	109,222
Non-owner occupied	—	—	—	—	19,529	19,529
Construction	—	—	—	—	7,857	7,857
Consumer	43	36	—	79	25,947	26,026
Total	$71	$36	$867	$974	$553,452	$554,426

The above table of past due loans includes the recorded investment in non-accrual loans of $867 in the 90 days or greater category and $1,016 in the loans not past due category.

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

Troubled Debt Restructurings (TDR):

The Corporation has certain loans that have been modified in order to maximize collection of loan balances that are classified as TDRs. A modified loan is usually classified as a TDR if, for economic reasons, management grants a concession to the original terms and conditions of the loan to a borrower who is experiencing financial difficulties that it would not have otherwise considered. In response to COVID-19, on March 22, 2020 the Corporation adopted a loan modification program to assist borrowers impacted by the virus. The program is available to most borrowers whose loan was not past due on March 22, 2020, the date this loan modification program was adopted. The program offers principal and interest payment deferrals for up to 90 days or interest only payments for up to 90 days. Borrowers are eligible for an additional 90 days of payment deferrals if situations warrant a need for an extension. Interest will be deferred but will continue to accrue during the deferment period and the maturity date on amortizing loans will be extended by the number of months the payment was deferred. Consistent with issued regulatory guidance, modifications made under this program in response to COVID-19 will not be classified as TDRs. As of March 31, 2021, 7 borrowers with an aggregate outstanding balance of $89 are in payment deferral status under this loan modification program.

As of March 31, 2021 and June 30, 2020, the Corporation had $706 and $974, respectively, of loans classified as TDRs which are included in impaired loans above. As of March 31, 2021 and June 30, 2020, the Corporation had not committed to lend any additional funds to customers with outstanding loans that were classified as troubled debt restructurings. As of March 31, 2021 and June 30, 2020, the Corporation had $1 and $12, respectively, of specific reserve allocated to these loans.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

During the three- and nine-month periods ended March 31, 2021 and 2020, there were no loan modifications completed that were classified as troubled debt restructurings. There were no charge-offs from troubled debt restructurings that were completed during the three- and nine-month periods ended March 31, 2021 and 2020.

There were no loans classified as troubled debt restructurings for which there was a payment default within 12 months following the modification during the three- and nine-month periods ended March 31, 2021 and 2020. A loan is considered in payment default once it is 90 days contractually past due under the modified terms.

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

	As of March 31, 2021
		Special			Not
	Pass	Mention	Substandard	Doubtful	Rated
Commercial	$128,281	$295	$292	$306	$243
Commercial real estate:
Construction	3,982	—	—	—	—
Other	247,040	4,739	4,789	888	937
1-4 Family residential real estate:
Owner occupied	1,461	—	17	480	107,264
Non-owner occupied	18,673	167	203	209	277
Construction	1,752	—	—	—	6,105
Consumer	791	—	—	—	25,235
Total	$401,980	$5,201	$5,301	$1,883	$140,061

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

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Assets and liabilities measured at fair value on a recurring basis are summarized below, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements at March 31, 2021
	Balance at March 31, 2021	Level 1	Level 2	Level 3
Assets:
Obligations of U.S. government-sponsored entities and agencies	$11,604	$—	$11,604	$—
Obligations of states and political subdivisions	71,042	—	71,042	—
U.S. Government-sponsored mortgage-backed securities – residential	73,256	—	73,256	—
U.S. Government-sponsored mortgage-backed securities – commercial	2,869	—	2,869	—
U.S. Government-sponsored collateralized mortgage obligations - residential	9,796	—	9,796	—
Other	492	—	492	—
Equity securities	412	—	412	—

		Fair Value Measurements at June 30, 2020
	Balance at June 30, 2020	Level 1	Level 2	Level 3
Assets:
Securities available-for-sale:
Obligations of U.S. Treasury	$1,256	$—	$1,256	$—
Obligations of government-sponsored entities	10,532	—	10,532	—
Obligations of states and political subdivisions	63,492	—	63,492	—
U.S. Government-sponsored mortgage-backed securities - residential	50,156	—	50,156	—
U.S. Government-sponsored mortgage-backed securities – commercial	8,497	—	8,497	—
U.S. Government-sponsored collateralized mortgage obligations	9,985	—	9,985	—

There were no transfers between Level 1 and Level 2 during the three-month and nine-month periods ended March 31, 2021 or 2020.

Certain assets and liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. Assets and liabilities measured at fair value on a non-recurring basis include the following:

Impaired Loans: At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive specific allocations of the allowance for loan losses or are charged down to their fair value. For collateral dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. There were no impaired loans measured at fair value on a non-recurring basis at March 31, 2021 or June 30, 2020 and there was no impact to the provision for loan losses for the three- or nine-month periods ended March 31, 2020 or 2021.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Other Real Estate and Repossessed Assets Owned: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Real estate owned properties and other repossessed assets, which are primarily vehicles, are evaluated on a quarterly basis for additional impairment and adjusted accordingly. There was no other real estate owned or other repossessed assets being carried at fair value as of March 31, 2021 or June 30, 2020.

The following table shows the estimated fair values of financial instruments that are reported at amortized cost in the Corporation’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	March 31, 2021		June 30, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Level 1 inputs:
Cash and cash equivalents	$41,032	$41,032	$9,659	$9,659
Level 2 inputs:
Certificates of deposit in other financial institutions	7,335	7,497	11,635	11,889
Loans held for sale	561	572	3,507	3,566
Accrued interest receivable	2,169	2,169	2,646	2,646
Level 3 inputs:
Securities held-to-maturity	8,036	8,483	3,541	3,868
Loans, net	547,061	554,818	537,183	548,247
Financial Liabilities:
Level 2 inputs:
Demand and savings deposits	615,510	615,510	517,973	517,973
Time deposits	88,478	89,111	115,382	116,238
Short-term borrowings	9,419	9,419	6,943	6,943
Federal Home Loan Bank advances	18,067	18,170	31,161	31,571
Accrued interest payable	59	59	107	107

Note 6 – Earnings Per Share

Basic earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period and is equal to net income divided by the weighted average number of shares outstanding during the period.  Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares that may be issued upon the vesting of restricted stock awards. There were 3,622 shares of restricted stock that were anti-dilutive for the nine-month period ended March 31, 2021. There were 1,786 and 2,863 shares of restricted stock that were anti-dilutive for the three- and nine-month periods ended March 31, 2020, respectively. The following table details the calculation of basic and diluted earnings per share:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2021	2020	2021	2020
Basic:
Net income available to common shareholders	$2,116	$1,018	$7,024	$3,961
Weighted average common shares outstanding	3,018,529	3,003,205	3,017,773	2,828,427
Basic income per share	$0.70	$0.34	$2.33	$1.40

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Diluted:
Net income available to common shareholders	$2,116	$1,018	$7,024	$3,961
Weighted average common shares outstanding	3,018,529	3,003,205	3,017,773	2,828,427
Dilutive effect of restricted stock	320	—	—	—
Total common shares and dilutive potential common shares	3,018,849	3,003,205	3,017,773	2,828,427
Dilutive income per share	$0.70	$0.34	$2.33	$1.40

Note 7 –Accumulated Other Comprehensive Income (Loss)

The components of other comprehensive income related to unrealized gains and losses on available-for-sale securities and equity securities for the three and nine-month periods ended March 31, 2021 and 2020, were as follows:

	Pretax	Tax Effect	After-tax	Affected Line Item in Consolidated Statements of Income
Balance as of December 31, 2020	$5,733	$(1,204)	$4,529
Unrealized holding losses on securities arising during the period	(2,269)	477	(1,792)
Amounts reclassified from accumulated other comprehensive income	(6)	1	(5)	(a)(b)
Net current period other comprehensive loss	(2,275)	478	(1,797)
Balance as of March 31, 2021	$3,458	$(726)	$2,732

Balance as of December 31, 2019	$2,662	$(560)	$2,102
Unrealized holding gains on available-for-sale securities arising during the period	1,900	(399)	1,501
Amounts reclassified from accumulated other comprehensive income	(121)	26	(95)	(a)(b)
Net current period other comprehensive income	1,779	(373)	1,406
Balance after reclassification as of March 31, 2020	$4,441	$(933)	$3,508

(a) Securities (gains) losses, net

(b) Income tax expense

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

	Pretax	Tax Effect	After-tax	Affected Line Item in Consolidated Statements of Income
Balance as of June 30, 2020	$5,393	$(1,133)	$4,260
Unrealized holding losses on securities arising during the period	(1,921)	404	(1,517)
Amounts reclassified from accumulated other comprehensive income	(14)	3	(11)	(a)(b)
Net current period other comprehensive loss	(1,935)	407	(1,528)
Balance as of March 31, 2021	$3,458	$(726)	$2,732

Balance as of June 30, 2019	$1,982	$(416)	$1,566
Unrealized holding gains on available-for-sale securities arising during the period	2,690	(566)	2,124
Amounts reclassified from accumulated other comprehensive income	(231)	49	(182)	(a)(b)
Net current period other comprehensive income	2,459	(517)	1,942
Balance after reclassification as of March 31, 2020	$4,441	$(933)	$3,508

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

CONSUMERS BANCORP, INC.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share data)

General

The following is management’s analysis of the Corporation’s results of operations for the three- and nine-month periods ended March 31, 2021, compared to the same period in 2020, and the consolidated balance sheet at March 31, 2021, compared to June 30, 2020. This discussion is designed to provide a more comprehensive review of the operating results and financial condition than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

Overview

Consumers Bancorp, Inc., a bank holding company incorporated under the laws of the State of Ohio (the Corporation), owns all the issued and outstanding common shares of Consumers National Bank, a bank chartered under the laws of the United States of America (the Bank). The Corporation’s activities have been limited primarily to holding the common shares of the Bank. The Bank’s business involves attracting deposits from businesses and individual customers and using such deposits to originate commercial, mortgage and consumer loans in its market area, consisting primarily of Carroll, Columbiana, Jefferson, Stark, Summit, Wayne and contiguous counties in Ohio. The Bank also invests in securities consisting primarily of U.S. government sponsored entities, municipal obligations, mortgage-backed and collateralized mortgage obligations issued by Fannie Mae, Freddie Mac and Ginnie Mae.

On December 29, 2020, the Bank entered into a P&A Agreement with CFBank to acquire CFBank’s drive-up branch location in Wellsville, Ohio and CFBank’s branch location in Calcutta, Ohio. As part of this transaction, the Bank will acquire approximately $100 million in deposits attributable to the Branches; $15 million in aggregate principal amount of subordinated debt securities issued by unrelated financial institutions; and up to $31.6 million in aggregate principal amount of loans purchased or of participation interests in loans originated by and held in CFBank’s portfolio. The transaction is expected to close in July 2021, pending the completion of customary closing conditions. All necessary regulatory approvals have been received.

On January 1, 2020, Consumers completed the acquisition by merger of Peoples and its wholly owned subsidiary Peoples Bank. The assets and liabilities of Peoples were recorded on the Corporation’s Balance Sheet at their estimated fair values as of January 1, 2020, the acquisition date, and Peoples’ results of operations are included in the Corporation’s Consolidated Statements of Income beginning on that date. As of the date of acquisition of Peoples, the estimated fair value of loans received was $55,320 and the estimated fair value of deposits assumed was $60,851.

COVID-19 Pandemic

In response to COVID-19, management is actively pursuing multiple avenues to assist customers during these uncertain times. For commercial borrowers, the Coronavirus Aid, Relief and Economic Security Act (the CARES Act) includes key SBA initiatives to assist small businesses. The Paycheck Protection Program (PPP) was designed to provide a direct incentive for small businesses to keep their workers on the payroll. The SBA will forgive loans obtained under this program if the borrower meets payroll and other requirements. A total of $25,129 of PPP loans from the first round of assistance were outstanding as of March 31, 2021. Demand for the second round of the PPP program has been strong and submission of applications began on January 15, 2021. As of March 31, 2021, there were a total of $40,363 of loans funded as part of the second round of the PPP loan program.

Additionally, on March 22, 2020 the Corporation adopted a loan modification program to assist borrowers impacted by COVID-19. The program is available to most borrowers whose loan was not past due on March 22, 2020, the date this loan modification program was adopted. The program offers principal and interest payment deferrals for up to 90 days or interest only payments for up to 90 days. Borrowers are eligible for an additional 90 days of payment deferrals if situations warrant a need for an extension. Interest will be deferred but will continue to accrue during the deferment period and the maturity date on amortizing loans will be extended by the number of months the payment was deferred. Consistent with issued regulatory guidance, modifications made under this program in response to COVID-19 will not be classified as troubled debt restructurings. As of March 31, 2021, 7 borrowers with an outstanding balance of $89 are in payment deferral status under this loan modification program.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

We have assisted and may continue to assist customers who are experiencing financial hardship due to COVID-19 by waiving late charges, refunding NSF and overdraft fees, and waiving CD prepayment penalties. The consumer reserve personal line of credit, an unsecured line of credit that is linked to a personal checking account, has been redesigned to provide easier access and a lower initial rate. Commercial customers have been encouraged to access available funds on their lines of credit, and we have been ready to provide emergency commercial lines of credit to qualified borrowers in order to assist in meeting payroll and other recurring fixed expenses. In response to COVID-19, we provided four emergency lines of credit; however, the lines of credit have since been closed as the borrowers did not need to access the funds.

The Corporation has modified its business practices with a portion of employees working remotely from their homes to limit interruptions to operations as much as possible and to help reduce the risk of COVID-19 infecting entire departments. The branch lobbies were closed at various times throughout the pandemic but are now open for normal business. The Corporation is encouraging virtual meetings and conference calls in place of in-person meetings. Additionally, travel for business has been restricted. The Corporation is promoting social distancing, frequent hand washing and thorough disinfection of all surfaces.

Results of Operations

Three- and Nine-Month Periods Ended March 31, 2021 and 2020

Net income for the third quarter of fiscal year 2021 was $2,116, or $0.70 per common share, compared to $1,018, or $0.34 per common share for the three months ended March 31, 2020. The following are key highlights of our results of operations for the three months ended March 31, 2021 compared to the prior fiscal year comparable period:

●	net interest income increased by $742 to $6,336, or 13.3%, in the third quarter of fiscal year 2021 from the same prior year period primarily as a result of a reduction in the cost of funds;
●	a $185 provision for loans loss expense was recorded for the third quarter of fiscal year 2021 compared with $445 for the prior year period;
●

noninterest income decreased by $53 in the third quarter of fiscal year 2021 from the same prior year period primarily since the prior year period included a $121 gain on the sale of securities. This was offset by a $100, or 27.2%, increase in debit card interchange income and a $28, or 23.1%, increase on gains from the sale of mortgage loans; and

●

noninterest expenses decreased by $409 in the third quarter of fiscal year 2021 from the same prior year period primarily since the three-month period ended March 31, 2020 included $433 of acquisition costs from the merger with Peoples that closed on January 1, 2020.

In the first nine months of fiscal year 2021, net income was $7,024, or $2.33 per common share, compared to $3,961, or $1.40 per common share, for the nine months ended March 31, 2020. The following are key highlights of our results of operations for the nine months ended March 31, 2021:

●

net interest income increased by $4,817 to $19,888, or by 32.0%, in the first nine months of fiscal year 2021 from the same prior year period primarily as a result of an increase in average interest earning assets and a reduction in the cost of funds;

●	a provision for loan loss expense of $445 was recorded in the first nine months of fiscal year 2021 compared with $760 during the same prior year period;
●

noninterest income decreased by $253 in the first nine months of fiscal year 2021 primarily since the prior year period included $324 of income recognized as a result of proceeds received from a bank owned life insurance policy claim and a $231 gain on the sale of securities. These reductions were partially offset by a $233, or 58.5%, increase on gains from the sale of mortgage loans and a $226, or 19.8%, increase in debit card interchange income; and

●

noninterest expenses increased by $981, or 7.4%, in the first nine months of fiscal year 2021 from the same prior year period primarily due to an increase in salaries and employee benefit expenses due to the inclusion of expenses associated with the three new office locations and additional staff gained as a result of the merger with Peoples, increased incentive accruals, and higher mortgage commissions due to the increase in volume.

Return on average equity and return on average assets were 14.05% and 1.24%, respectively, for the nine months ended March 31, 2021 compared to 9.53% and 0.90%, respectively, for the same prior year period.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Net Interest Income

Net interest income, the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the largest component of the Corporation’s earnings. Net interest income is affected by changes in the volumes, rates and composition of interest-earning assets and interest-bearing liabilities. In addition, prevailing economic conditions, fiscal and monetary policies and the policies of various regulatory agencies all affect market rates of interest and the availability and cost of credit, which, in turn, can significantly affect net interest income. As a result of the Federal Open Market Committee establishing a near-zero target range for the federal funds rate, earnings could be negatively affected if the interest we receive on loans and securities falls more quickly than interest we pay on deposits and borrowings. Net interest margin is calculated by dividing net interest income on a fully tax equivalent basis (FTE) by total average interest-earning assets. FTE income includes tax-exempt income, restated to a pre-tax equivalent, based on the statutory federal income tax rate. The federal income tax rate in effect for the 2021 and 2020 fiscal years was 21.0%. All average balances are daily average balances. Non-accruing loans are included in average loan balances.

The Corporation’s net interest margin was 3.56% for the three months ended March 31, 2021, compared with 3.76% for the same period in 2020. FTE net interest income for the three months ended March 31, 2021 increased by $763, or 13.5%, to $6,435 from $5,672 for the same prior year period.

Tax-equivalent interest income for the three months ended March 31, 2021 increased by $119, or 1.8%, from the same prior year period. Interest income was positively impacted by a $129,951, or 21.3%, increase in average interest-earning assets from the same prior year period due to the origination of PPP loans and organic loan growth. This increase from the growth in average interest-earning assets was partially offset by the Corporation’s yield on average interest-earning assets declining to 3.76% for the three months ended March 31, 2021 compared with 4.43% for the same period last year. A reduction in the accretion of origination fees from PPP loans as these loans are forgiven and the longer amortization period of the origination fees for the second round of PPP loans, combined with the significant decline in interest rates, will continue to impact the yield on interest-earning assets and could ultimately result in a decline in interest income.

Interest expense for the three months ended March 31, 2021 decreased by $644, or 63.6%, from the same prior year period primarily due to a reduction in deposit and borrowing costs as a result of lower market interest rates. The Corporation’s cost of funds was 0.30% for the three months ended March 31, 2021 compared with 0.92% for the same prior year period.

The Corporation’s net interest margin was 3.76% for the nine months ended March 31, 2021, compared with 3.68% for the same period in 2020. FTE net interest income for the nine months ended March 31, 2021 increased by $4,887, or 31.9%, to $20,191 from $15,304 for the same prior year period.

Tax-equivalent interest income for the nine months ended March 31, 2021 increased by $3,437, or 18.7%, from the same prior year period. Interest income was positively impacted by a $164,919, or 29.6%, increase in average interest-earning assets from the same prior year period due to the assets acquired from the Peoples acquisition as well as organic loan growth. Additionally, interest income was positively impacted by the accretion of origination fees from the PPP loans and from a change in the earning asset mix, with higher yielding loans increasing faster than lower yielding securities. However, a reduction in the accretion of origination fees from PPP loans as these loans are forgiven and the longer amortization period of the origination fees for the second round of PPP loans, combined with the significant decline in interest rates, will continue to impact the yield on interest-earning assets and could ultimately result in a decline in interest income. The Corporation’s yield on average interest-earning assets was 4.05% for the nine months ended March 31, 2021 compared with 4.41% for the same period last year.

Interest expense for the nine months ended March 31, 2021 decreased by $1,450 from the same prior year period. The Corporation’s cost of funds was 0.43% for the nine months ended March 31, 2021 compared with 1.00% for the same prior year period. The decline in short term market interest rates had an impact on the rates paid on all interest-bearing deposit products and Federal Home Loan Bank (FHLB) advances.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Average Balance Sheets and Analysis of Net Interest Income for the Three Months Ended March 31,
(In thousands, except percentages)
	2021			2020
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Taxable securities	$87,488	$368	1.74%	$81,069	$488	2.45%
Nontaxable securities (1)	70,195	523	3.18	58,979	464	3.28
Loans receivable (1)	544,669	5,844	4.35	453,887	5,655	5.01
Federal bank and other restricted stocks	2,472	19	3.12	1,926	16	3.34
Equity securities	400	8	8.11	—	—	—
Interest bearing deposits and federal funds sold	34,091	41	0.49	13,503	61	1.82
Total interest-earning assets	739,315	6,803	3.76%	609,364	6,684	4.43%

Noninterest-earning assets	31,129			33,412

Total Assets	$770,444			$642,776

Interest-bearing liabilities:
NOW	$109,758	$33	0.12%	$81,093	$90	0.45%
Savings	260,416	73	0.11	207,490	221	0.43
Time deposits	94,338	193	0.83	129,300	607	1.89
Short-term borrowings	8,426	2	0.10	4,707	14	1.20
FHLB advances	18,072	67	1.50	19,424	80	1.66
Total interest-bearing liabilities	491,010	368	0.30%	442,014	1,012	0.92%

Noninterest-bearing liabilities:
Noninterest-bearing checking accounts	204,716			135,822
Other liabilities	6,136			4,780
Total liabilities	701,862			582,616
Shareholders’ equity	68,582			60,160

Total liabilities and shareholders’ equity	$770,444			$642,776

Net interest income, interest rate spread (1)		$6,435	3.46%		$5,672	3.51%

Net interest margin (net interest as a percent of average interest-earning assets) (1)			3.56%			3.76%

Federal tax exemption on non-taxable securities and loans included in interest income		$99			$78

Average interest-earning assets to interest-bearing liabilities	150.57%			137.86%

(1) calculated on a fully taxable equivalent basis utilizing a statutory federal income tax rate of 21.0%

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

	Average Balance Sheets and Analysis of Net Interest Income for the Nine Months Ended March 31,
	(In thousands, except percentages)
	2021			2020
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Taxable securities	$79,934	$1,084	1.86%	$81,285	$1,478	2.44%
Nontaxable securities (1)	68,173	1,566	3.22	60,355	1,413	3.22
Loans receivable (1)	547,262	18,924	4.61	405,812	15,283	5.01
Federal bank and other restricted stocks	2,472	58	3.13	1,791	56	4.16
Equity securities	136	8	7.84	—	—	—
Interest bearing deposits and federal funds sold	23,555	130	0.74	7,370	103	1.86
Total interest-earning assets	721,532	21,770	4.05%	556,613	18,333	4.41%

Noninterest-earning assets	30,774			31,870

Total Assets	$752,306			$588,483

Interest-bearing liabilities:
NOW	$106,365	$116	0.15%	$82,580	$366	0.59%
Savings	241,302	262	0.14	181,224	653	0.48
Time deposits	107,326	985	1.22	117,875	1,754	1.98
Short-term borrowings	8,301	8	0.13	4,367	38	1.16
FHLB advances	20,750	208	1.34	15,797	218	1.84
Total interest-bearing liabilities	484,044	1,579	0.43%	401,843	3,029	1.00%

Noninterest-bearing liabilities:
Noninterest-bearing checking accounts	195,707			126,750
Other liabilities	5,945			4,587
Total liabilities	685,696			533,180
Shareholders’ equity	66,610			55,303

Total liabilities and shareholders’ equity	$752,306			$588,483

Net interest income, interest rate spread (1)		$20,191	3.62%		$15,304	3.41%

Net interest margin (net interest as a percent of average interest-earning assets) (1)			3.76%			3.68%

Federal tax exemption on non-taxable securities and loans included in interest income		$303			$233

Average interest-earning assets to interest-bearing liabilities	149.06%			138.52%

(1) calculated on a fully taxable equivalent basis utilizing a statutory federal income tax rate of 21.0%

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Provision for Loan Losses

The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable incurred credit losses in the Bank’s loan portfolio that have been incurred at each balance sheet date. For the three-month period ended March 31, 2021, the provision for loan losses was $185 compared with $445 for the same prior year period. Net charge-offs of $21 were recorded during the three-month period ended March 31, 2021 compared with $72 during the three-month period ended March 31, 2020. In the third quarter of fiscal year 2021, the $185 provision for loan losses was the amount needed to maintain an adequate allowance of loan losses due to the organic loan growth during the quarter along with an adjustment in the qualitative factors, primarily changes in international, national, regional and local conditions, due to the improvement in the economic environment.

For the nine-month period ended March 31, 2021, the provision for loan losses was $445 compared with $760 for the same prior year period. Net charge-offs of $47 were recorded during the nine-month period ended March 31, 2021 compared with $80 during the nine-month period ended March 31, 2020.

Non-performing loans were $1,883 as of March 31, 2021 compared with $1,226 as of June 30, 2020 and $1,110 as of March 31, 2020. Non-performing loans to total loans were 0.34% at March 31, 2021 and 0.23% at June 30, 2020. Non-accrual loans have primarily increased within the 1-4 family owner occupied and commercial loan categories.

The allowance for loan losses as a percentage of loans was 1.10% at March 31, 2021 and 1.05% at June 30, 2020. As of March 31, 2021, the ALLL as a percentage of total loans excluding PPP loans was 1.25%. During fiscal year 2021, there was a significant decline in loans classified as substandard due to the full payoff of a large loan relationship that was in this category. Uncertainty remains regarding future levels of criticized and classified loans, non-performing loans and charge-offs. Management will continue to closely monitor changes in the loan portfolio and adjust the provision accordingly.

Noninterest Income

Noninterest income decreased by $53 for the third quarter of fiscal year 2021 from the same period last year primarily due to a $121 gain on the sale of securities recognized in the third quarter of fiscal year 2020. This decline was offset by a $100, or 27.2%, increase in debit card interchange income and a $28, or 23.1%, increase in gains from the sale of mortgage loans. Debit card interchange income increased as a result of increased debit card usage and an increase in the number of cards issued. These increases were partially offset by a decline of $65, or 18.3%, in service charges on deposit accounts primarily due to a decline in overdraft charges as many eligible individuals have received Economic Impact Payments and consumer spending habits have changed during the pandemic, resulting in fewer overdrafts.

Noninterest income decreased by $253 for the nine-month period ended March 31, 2021 from the same period last year primarily since the prior year period included $324 of income recognized as a result of proceeds received from a bank owned life insurance policy claim and a $231 gain on the sale of securities. These reductions were partially offset by a $233, or 58.5%, increase on gains from the sale of mortgage loans and a $226, or 19.8%, increase in debit card interchange income, that were partially offset by a decline of $177, or 16.3%, in service charges on deposit accounts. Gains from the sale of mortgage loans have been positively impacted by record low mortgage rates in fiscal year 2021 helping increase the volume of loans sold.

Noninterest Expenses

Total noninterest expenses decreased by $409, or 8.1%, for the third quarter of fiscal year 2021 compared with the same period last year. Noninterest expenses for the three-month period ended March 31, 2020 included $433 of acquisition costs associated with the merger with Peoples and were primarily consulting fees that were charged to professional and director fees and severance and retention bonuses that were charged to salaries and employee benefits.

Total noninterest expenses increased by $981, or 7.4%, for the nine-month period ended March 31, 2021 compared with the same period last year. Salaries and employee benefit expenses increased by $838, or 11.7%, due to the inclusion of expenses in fiscal year 2021 associated with the three new office locations and additional staff gained as a result of the merger with Peoples, increased incentive accruals, and higher mortgage commissions due to the increase in volume. Data processing expenses declined by $188, or 25.7%, and professional and director fees declined by $130, or 16.2%, because fiscal year 2020 included expenses associated with the merger with Peoples. Also, FDIC assessments increased by $172 for the current year-to-date period since the Small Bank Assessment Credits were applied to the FDIC insurance invoices during the 2020 fiscal year.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Income Taxes

Income tax expense was $424 and $1,472 for the three- and nine-month periods ended March 31, 2021, respectively, compared to $164 and $637 for the three- and nine-month periods ended March 31, 2020, respectively. The effective tax rate was 16.7% and 17.3% for the three- and nine-month periods ended March 31, 2021, respectively, compared with 13.9% for the three- and nine-month periods ended March 31, 2020. The effective tax rates differed from the federal statutory rate as a result of tax-exempt income from obligations of states and political subdivisions, loans and bank owned life insurance earnings and death benefit.

Financial Condition

Total assets as of March 31, 2021 were $805,492 compared to $740,820 at June 30, 2020, an increase of $64,672, or an annualized 11.6%.

Total loans increased by $10,276, or an annualized 2.5%, from $542,861 as of June 30, 2020 to $553,137 as of March 31, 2021. As of March 31, 2021, total loans included $65,492 of PPP loans, a decline of $1,114, or 1.7%, from June 30, 2020. As of March 31, 2021, the bank originated $40,363 in second round PPP loans. Total loans include a mortgage loan warehouse line of credit to another financial institution that had an outstanding balance of $7,121 as of March 31, 2021 and $32,869 as of June 30, 2020. As of March 31, 2021, organic loan growth, which excludes the change in PPP loans and the mortgage loan warehouse line of credit, was $37,138, or an annualized 11.1%, from June 30, 2020. As of March 31, 2021, the Corporation’s commercial real estate portfolio grew by $17,229, or an annualized 9.3%, the 1-4 family residential real estate portfolio grew by $16,799, or an annualized 18.7%, and the consumer loan portfolio grew by $4,296, or an annualized 26.3%, from June 30, 2020. The increase in the 1-4 family residential real estate portfolio was primarily due to a majority of the mortgage loans originated in the third quarter of fiscal year 2021 being kept within the portfolio rather than being sold to the secondary market.

As of March 31, 2021, total deposits increased by $70,633, or an annualized 14.8%, from June 30, 2020. Deposits from businesses, public fund customers, and consumers have all increased in part due to the deposit of PPP loan proceeds, the receipt of the Economic Impact Payments and other COVID stimulus payments. However, the Corporation has been able to maintain a favorable deposit mix, with 30.7% in noninterest-bearing deposits, 17.6% in interest bearing demand deposits, 39.1% in savings and money market deposits, and 12.6% in time deposits.

Non-Performing Assets

The following table presents the aggregate amounts of non-performing assets and select ratios as of the dates indicated.

	March 31, 2021	June 30, 2020	March 31, 2020
Non-accrual loans	$1,883	$1,185	$1,097
Loans past due over 90 days and still accruing	—	41	13
Total non-performing loans	1,883	1,226	1,110
Other repossessed assets	—	7	39
Total non-performing assets	$1,883	$1,233	$1,149

Non-performing loans to total loans	0.34%	0.23%	0.24%
Allowance for loan losses to total non-performing loans	322.68%	463.13%	402.52%

As of March 31, 2021, impaired loans totaled $2,074, of which $1,883 are included in non-accrual loans. Commercial and commercial real estate loans are classified as impaired if management determines that full collection of principal and interest, in accordance with the terms of the loan documents, is not probable. Impaired loans and non-performing loans have been considered in management’s analysis of the appropriateness of the allowance for loan losses. Management and the Board of Directors are closely monitoring these loans and believe that the prospects for recovery of principal and interest, less identified specific reserves, are favorable.

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

(Dollars in thousands, except per share data)

For the nine months ended March 31, 2021, net cash inflow from operating activities was $11,421, net cash outflows from investing activities was $38,733 and net cash inflows from financing activities was $58,685. A major source of cash was a $70,633 increase in deposits and $36,435 from sales, maturities, calls or principal pay downs on available-for-sale securities. A major use of cash was $68,525 purchases of available-for-sale and held-to-maturity securities and a $10,332 increase in loans. Total cash and cash equivalents were $41,032 as of March 31, 2021, compared to $9,659 at June 30, 2020 and $12,544 at March 31, 2020.

The Bank offers several types of deposit products to its customers. We believe the rates offered by the Bank and the fees charged for them are competitive with the rates and fees charged by other banks for similar deposit products currently available in the market area. Deposits totaled $703,988 at March 31, 2021 compared with $633,355 at June 30, 2020.

To provide an additional source of liquidity, the Corporation has entered into an agreement with the FHLB of Cincinnati. At March 31, 2021, advances from the FHLB of Cincinnati totaled $18,067 compared with $31,161 at June 30, 2020. As of March 31, 2021, the Bank had the ability to borrow an additional $46,319 from the FHLB of Cincinnati based on a blanket pledge of qualifying first mortgage and multi-family loans. The Corporation considers the FHLB of Cincinnati to be a reliable source of liquidity funding, secondary to its deposit base.

Short-term borrowings consisted of repurchase agreements, which are financing arrangements that mature daily, and federal funds purchased from correspondent banks. The Bank pledges securities as collateral for the repurchase agreements. Short-term borrowings totaled $9,419 at March 31, 2021 and $6,943 at June 30, 2020.

Jumbo time deposits (those with balances of $250 and over) totaled $17,715 as of March 31, 2021 and $36,747 as of June 30, 2020. These deposits are monitored closely by the Corporation and are mainly priced on an individual basis. When these deposits are from a municipality, certain bank-owned securities are pledged to guarantee the safety of these public fund deposits as required by Ohio law. The Corporation has the option to use a fee-paid broker to obtain deposits from outside its normal service area as an additional source of funding. The Corporation, however, does not rely upon these deposits as a primary source of funding. Although management monitors interest rates on an ongoing basis, a quarterly rate sensitivity report is used to determine the effect of interest rate changes on the financial statements. In the opinion of management, enough assets or liabilities could be repriced over the near term (up to three years) to compensate for such changes. The spread on interest rates, or the difference between the average earning assets and the average interest-bearing liabilities, is monitored quarterly.

Off-Balance Sheet Arrangements

In the normal course of business, to meet the financial needs of our customers, we are a party to financial instruments with off-balance sheet risk. These financial instruments generally include commitments to originate mortgage, commercial and consumer loans, and involve to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the Consolidated Balance Sheets. The maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments. Since commitments to extend credit have a fixed expiration date or other termination clause, some commitments will expire without being drawn upon and the total commitment amounts do not necessarily represent future cash requirements. The same credit policies are used in making commitments as are used for on-balance sheet instruments and collateral is required in instances where deemed necessary. Undisbursed balances of loans closed include funds not disbursed but committed for construction projects. Unused lines of credit include funds not disbursed, but committed for home equity, commercial and consumer lines of credit. Financial standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Total unused commitments were $119,571 as of March 31, 2021 and $101,026 as of June 30, 2020.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Capital Resources

Total shareholders’ equity increased to $67,573 as of March 31, 2021 from $63,240 as of June 30, 2020. The primary reason for the increase in shareholders’ equity was from net income of $7,024 for the first nine months of fiscal year 2021 which was partially offset by cash dividends paid of $1,330.

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

As of March 31, 2021, the Bank’s common equity tier 1 capital and tier 1 capital ratios were 12.36% and the leverage and total risk-based capital ratios were 8.26% and 13.55%, respectively. This compares with common equity tier 1 capital and tier 1 capital ratios of 11.55% and leverage and total risk-based capital ratios of 8.04% and 12.69%, respectively, as of June 30, 2020. The Bank exceeded minimum regulatory capital requirements to be considered well-capitalized for both periods. Management is not aware of any matters occurring subsequent to March 31, 2021 that would cause the Bank’s capital category to change.

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

CONSUMERS BANCORP, INC.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by the report, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15e. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2021.

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

Exhibit 101

The following materials from Consumers Bancorp, Inc.’s Form 10-Q Report for the quarterly period ended March 31, 2021, formatted in XBRL (Extensible Business Reporting Language) include: (1) Unaudited Consolidated Balance Sheets, (2) Unaudited Consolidated Statements of Income, (3) Unaudited Consolidated Statements of Comprehensive Income, (4) Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Equity, (5) Unaudited Condensed Consolidated Statements of Cash Flows, and (6) the Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSUMERS BANCORP, INC.
(Registrant)

Date: May 13, 2021	/s/ Ralph J. Lober
Ralph J. Lober, II President & Chief Executive Officer (principal executive officer)

Date: May 13, 2021	/s/ Renee K. Wood
Renee K. Wood Chief Financial Officer & Treasurer (principal financial officer)