Form 10-K
period 2021-06-30
CONSUMERS BANCORP INC /OH/
filed 2021-09-16
CIK 1006830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2021

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

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

Based on the closing sales price on December 31, 2020, the aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant was approximately $52,392,039.

The number of shares outstanding of the Registrant’s common stock, no par value, was 3,028,100 at September 10, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

Certain specifically designated portions of Consumers Bancorp, Inc.’s definitive Proxy Statement, dated September 16, 2021, for its 2021 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1—Business

(Dollars in thousands, except per share data)

General

Consumers Bancorp, Inc. (Corporation) is a bank holding company as defined under the Bank Holding Company Act of 1956, as amended (BHCA), and is a registered bank holding company under that act and was incorporated under the laws of the State of Ohio in 1994. In February 1995, the Corporation acquired all the issued and outstanding capital stock of Consumers National Bank (Bank), a bank chartered under the laws of the United States of America. The Corporation’s activities have been limited primarily to holding the common stock of the Bank.

Consumers National Bank is a community-oriented financial institution that offers a wide range of commercial and consumer loan and deposit products, as well as mortgage, financial planning and investment services to individuals, farmers and small and medium sized businesses in our markets. Since 1965, the Bank’s main office has been serving the Minerva, Ohio, and surrounding areas from its location at 614 East Lincoln Way, Minerva, Ohio. The Bank seeks to be the provider of choice for financial solutions to customers who value exceptional personalized service, local decision making, and modern banking technology. The Bank’s business involves attracting deposits from businesses and individual customers and using such deposits to originate commercial, mortgage and consumer loans in its market area, consisting primarily of Carroll, Columbiana, Jefferson, Stark, Summit, Wayne and contiguous counties in Ohio, Pennsylvania, and West Virginia. As of June 30, 2021, the Bank had 19 full-service branch locations and one loan production office. The Bank also invests in securities consisting primarily of obligations of U.S. government-sponsored entities, municipal obligations and mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae.

On January 1, 2020, the Corporation completed the acquisition by merger of Peoples Bancorp of Mt. Pleasant, Inc. (Peoples) in a stock and cash transaction for an aggregate consideration of approximately $10,405. As a result of the acquisition, the Corporation received loans with an estimated fair value of $55,320, as of the date of the acquisition, and deposits at three banking centers located in Mt. Pleasant, Adena, and Dillonvale, Ohio with an estimated fair value of $60,851, as of the date of the acquisition. In connection with the acquisition, the Corporation issued 269,920 shares of common stock and paid $5,128 in cash to the former shareholders of Peoples. The financial position and results of operations of Peoples prior to its acquisition date are not included in the Corporations’ financial results for periods prior to the acquisition date.

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

Privacy Provisions of Gramm-Leach-Bliley Act: The Gramm-Leach-Bliley Act of 1999 contains extensive provisions on a customer’s right to privacy of non-public personal information. Under these provisions, a financial institution must provide to its customers the institution’s policies and procedures regarding the handling of customers’ non-public personal information. Except in certain cases, an institution may not provide personal information to unaffiliated third parties unless the institution discloses that such information may be disclosed, and the customer is given the opportunity to opt out of such disclosure. The Corporation and the Bank are also subject to certain state laws that deal with the use and distribution of non-public personal information.

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

Regulation of the Bank

As a national bank, the Bank is subject to regulation, supervision, and examination by the OCC and by the Federal Deposit Insurance Corporation (FDIC). These examinations are designed primarily for the protection of the depositors of the Bank.

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

The Coronavirus Aid, Relief, and Economic Security Act of 2020: In response to the novel COVID-19 pandemic (COVID-19), the Coronavirus Aid, Relief, and Economic Security Act of 2020, as amended (the CARES Act), was signed into law on March 27, 2020, to provide national emergency economic relief measures. Many of the CARES Act’s programs are dependent upon the direct involvement of U.S. financial institutions, such as the Corporation and the Bank, and have been implemented through rules and guidance adopted by federal departments and agencies, including the U.S. Department of Treasury, the Federal Reserve Board and other federal banking agencies, including those with direct supervisory jurisdiction over the Corporation. Furthermore, as COVID-19 evolves, federal regulatory authorities continue to issue additional guidance with respect to the implementation, lifecycle, and eligibility requirements for the various CARES Act programs as well as industry-specific recovery procedures for COVID-19. In addition, it is possible that Congress will enact supplementary COVID-19 response legislation, including amendments to the CARES Act or new bills comparable in scope to the CARES Act. The Corporation continues to assess the impact of the CARES Act and other statues, regulations and supervisory guidance related to COVID-19.

The CARES Act amended the loan program of the U.S. Small Business Administration (SBA), in which the Bank participates, to create a guaranteed, unsecured loan program, the Paycheck Protection Program (PPP), to fund operational costs of eligible businesses, organizations and self-employed persons during COVID-19. In June 2020, the Paycheck Protection Program Flexibility Act was enacted, which, among other things, gave borrowers additional time and flexibility to use PPP loan proceeds. Shortly thereafter, and due to the evolving impact of COVID-19, Congress enacted additional legislation authorizing the SBA to resume accepting PPP applications on July 6, 2020 and extending the PPP application deadline to August 8, 2020. On September 29, 2020, the federal bank regulatory agencies issued a final rule that neutralizes the regulatory capital and liquidity coverage ratio effects of participating in certain COVID-19 liquidity facilities due to the fact there is no credit or market risk in association with exposures pledged to such facilities. As a result, the final rule supports the flow of credit to households and businesses affected by COVID-19. In December 2020, the Bipartisan-Bicameral Omnibus COVID Relief Deal was enacted to provide additional economic stimulus to individuals and businesses in response to the extended economic distress caused by the pandemic. This legislation included provisions for additional stimulus payments to individuals and their dependents, the extension of enhanced unemployment benefits, $284 billion of additional funds for a second round of PPP loans and a new simplified forgiveness procedure for PPP loans of $150,000 or less. As a participating lender in the PPP, the Corporation continues to monitor legislative, regulatory, and supervisory developments related thereto.

Certain provisions within the CARES Act encourage financial institutions to practice prudent efforts to work with borrowers impacted by the pandemic. Under these provisions, loan modifications deemed to be COVID-19 related would not be considered a troubled debt restructuring (TDR) if the loan was not more than 30 days past due as of December 31, 2019 and the deferral was executed between March 1, 2020 and the earlier of 60 days after the date of the termination of the COVID-19 national emergency or December 31, 2020. The banking regulators issued a similar guidance, which also clarified that a COVID-19 related modification should not be considered a TDR if the borrower was current on payments at the time the underlying loan modification program was implemented and if the modification is considered short-term. Recently, Section 541 of the Consolidated Appropriations Act, 2021, extended this relief to the earlier of 60 days after the end of the national emergency proclamation or January 1, 2022. The Corporation implemented a short-term modification program that offers principal and interest payment deferrals for up to 90 days or interest only payments for up to 90 days. Borrowers are eligible for an additional 90 days of payment deferrals if situations warrant a need for an extension. Interest will be deferred but will continue to accrue during the deferment period and the maturity date on amortizing loans will be extended by the number of months the payment was deferred. Consistent with issued regulatory guidance, modifications made under this program in response to COVID-19 will not be classified as troubled debt restructurings.

Current Expected Credit Loss Model: In December 2018, the OCC, the Federal Reserve Board, and the FDIC issued a final rule to address regulatory treatment of credit loss allowances under the current expected credit loss (CECL) model. The rule revised the federal banking agencies’ regulatory capital rules to identify which credit loss allowances under the CECL model are eligible for inclusion in regulatory capital and to provide banking organizations the option to phase in over three years the day one adverse effects on regulatory capital that may result from the adoption of the CECL model. The Bank is required to adopt the CECL model by July 1, 2023 since it’s a smaller reporting company.

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

Effective January 1, 2020, qualifying community banking organizations may elect to comply with a greater than 9% community bank leverage ratio (CBLR) requirement in lieu of the currently applicable requirements for calculating and reporting risk-based capital ratios. The CBLR is equal to Tier 1 capital divided by average total consolidated assets. In order to qualify for the CBLR election, a community bank must (i) have a leverage capital ratio greater than 9 percent, (ii) have less than $10 billion in average total consolidated assets, (iii) not exceed certain levels of off-balance sheet exposure and trading assets plus trading liabilities and (iv) not be an advanced approaches banking organization. A community bank that meets the above qualifications and elects to utilize the CBLR is considered to have satisfied the risk-based and leverage capital requirements in the generally applicable capital rules and is also considered to be "well capitalized" under the prompt corrective action rules. The Bank has not elected to be subject to the CBLR.

Unless a community bank qualifies for, and elects to comply with the CBLR beginning on January 1, 2020, national banks are required to maintain the Basel III minimum levels of regulatory capital. The Basel III capital requirements for U.S. banking organizations became effective on January 1, 2015 and were fully phased in by January 1, 2019. Under Basel III, the Bank is required to maintain a minimum common equity Tier 1 capital ratio of 4.5%, a Tier 1 capital ratio of 6%, a total capital ratio of 8%, and a Tier 1 leverage ratio of 4%. Basel III also established a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which effectively resulted in a minimum common equity Tier 1 capital ratio of 7%, a Tier 1 capital ratio of 8.5%, a total capital ratio of 10.5% and a Tier 1 leverage ratio of 6.5%. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a common equity Tier 1 ratio to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

The OCC and the FDIC may take various corrective actions against any undercapitalized bank and any bank that fails to submit an acceptable capital restoration plan or fails to implement a plan accepted by the OCC or the FDIC.  These powers include, but are not limited to, requiring the institution to be recapitalized, prohibiting asset growth, restricting interest rates paid, requiring prior approval of capital distributions by any bank holding company that controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring new election of directors, and requiring the dismissal of directors and officers. The OCC’s final supervisory judgment concerning an institution’s capital adequacy could differ significantly from the conclusions that might be derived from the absolute level of an institution’s risk-based capital ratios. Therefore, institutions generally are expected to maintain risk-based capital ratios that exceed the minimum ratios. As of June 30, 2021, the Bank exceeded minimum regulatory capital requirements to be considered well-capitalized.

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

Community Reinvestment Act: The Community Reinvestment Act (CRA) requires depository institutions to assist in meeting the credit needs of their market areas, including low- and moderate-income areas, consistent with safe and sound banking practices. Under this Act, each institution is required to adopt a statement for each of its market areas describing the depository institution’s efforts to assist in its community’s credit needs. Depository institutions are periodically examined for compliance and assigned ratings. Banking regulators consider these ratings when considering approval of a proposed transaction by an institution. The Bank’s most recent CRA rating is satisfactory.

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

Employees

As of June 30, 2021, the Bank employed 156 full-time and 20 part-time employees. None of the employees are represented by a collective bargaining group. Management considers its relations with employees to be good.

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

The Corporation’s reports on Forms 10-K, 10-Q and 8-K, and amendments to those reports, are available, free of charge, on our website (www.consumers.bank) as soon as reasonably practicable after such reports are filed with or furnished to the SEC. The Corporation’s Code of Ethics Policy, which is applicable to all directors, officers and employees of the Corporation, and its Code of Ethics for Principal Financial Officers, which is applicable to the principal executive officer and the principal financial officer, are each available on the Investor Relations section under Corporate Governance of the Corporation’s website. The Corporation intends to post amendments to or waivers from either of its Code of Ethics Policies on its website. A printed copy of any of these documents will be provided to any requesting shareholder.

Item 1A—Risk Factors

Not applicable for Smaller Reporting Companies.

Item 1B—Unresolved Staff Comments

None.

Item 2—Properties

The Bank operates nineteen full-service banking facilities and one loan production office (LPO) as noted below:

Location	Address	Owned	Leased
Adena	9 East Main Street, Adena, OH 43901	X
Alliance	610 West State Street, Alliance, Ohio, 44601		X
Bergholz	256 2nd Street, Bergholz, Ohio 43908		X
Brewster	210 Wabash Ave S, Brewster, OH 44613	X
Carrollton	1017 Canton Road NW, Carrollton, Ohio, 44615		X
Dillonvale	44 Smithfield Street, Dillonvale, OH 43917	X
East Canton	440 W. Noble, East Canton, Ohio, 44730	X
Fairlawn	3680 Embassy Parkway Suite B, Fairlawn, Ohio 44333		X
Green	4086 Massillon Road, Green, Ohio 44685		X
Hanoverton	30034 Canal Street, P.O. Box 178, Hanoverton, Ohio, 44423	X
Hartville	1215 W. Maple Street, Hartville, Ohio 44632	X
Jackson-Belden	4026 Dressler Road NW, Canton, Ohio 44718	X
Lisbon	7985 Dickey Drive, Lisbon, Ohio 44432	X
Louisville	1111 N. Chapel Street, Louisville, Ohio 44641	X
Malvern	4070 Alliance Road, Malvern, Ohio 44644		X
Minerva	614 E. Lincoln Way, P.O. Box 256, Minerva, Ohio, 44657	X
Mount Pleasant	298 Union Street, Mount Pleasant, OH 43939	X
Salem	141 S. Ellsworth Avenue, P.O. Box 798, Salem, Ohio, 44460	X
Waynesburg	8607 Waynesburg Drive SE, P.O. Box 746, Waynesburg, Ohio, 44688	X
Wooster LPO	146 East Liberty Street, Wooster, Ohio 44691		X

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

Item 4—Mine Safety Disclosures

None.

PART II

Item 5—Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The Corporation had 3,028,100 common shares outstanding on June 30, 2021 with 752 shareholders of record and an estimated 723 additional beneficial holders whose stock was held in nominee name. Attention is directed to Item 12 in this Form 10-K for information regarding the Corporation’s equity incentive plans, which information is incorporated herein by reference.

The common shares of Consumers Bancorp, Inc. are quoted on the OTCQX® Best Market under the symbol CBKM. The following quoted market prices reflect inter-dealer prices, without adjustments for retail markups, markdowns, or commissions and may not represent actual transactions. The market prices represent highs and lows reported during the applicable quarterly period.

Quarter Ended	September 30, 2020	December 31, 2020	March 31, 2021	June 30, 2021
High	$16.00	$19.50	$20.00	$19.76
Low	14.40	15.50	19.12	19.11
Cash dividends paid per share	0.145	0.145	0.15	0.15

Quarter Ended	September 30, 2019	December 31, 2019	March 31, 2020	June 30, 2020
High	$18.73	$19.55	$20.00	$15.05
Low	17.45	17.99	13.00	14.16
Cash dividends paid per share	0.135	0.135	0.135	0.135

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

There were no repurchases of the Corporation’s securities during the 2021 fiscal year.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share data)

General

The following is management’s analysis of the Corporation’s financial condition and results of operations as of and for the years ended June 30, 2021 and 2020. This discussion is designed to provide a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

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

●	sustained low market interest rates could result in a decline in the net interest margin and net interest income;
●	changes in the level of non-performing assets and charge-offs;
●	the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities, and insurance) with which we must comply;
●	declining asset values impacting the underlying value of collateral;
●	unanticipated changes in our liquidity position, including, but not limited to, changes in the cost of liquidity and our ability to find alternative funding sources;
●	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;
●	changes in consumer spending, borrowing and savings habits;
●	changes in accounting policies, rules and interpretations that may come as a result of COVID-19 or otherwise;
●	our ability to attract and retain qualified employees;
●	competitive pressures on product pricing and services;
●	breaches of security or failures of our technology systems due to technological or other factors and cybersecurity threats; and
●	changes in the reliability of our vendors, internal control systems or information systems.

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

Overview

Consumers Bancorp, Inc., a bank holding company incorporated under the laws of the State of Ohio, owns all the issued and outstanding capital stock of Consumers National Bank, a bank chartered under the laws of the United States of America. The Corporation’s activities have been limited primarily to holding the common stock of the Bank. The Bank’s business involves attracting deposits from businesses and individual customers and using such deposits to originate commercial, mortgage and consumer loans in its market area, consisting primarily of Carroll, Columbiana, Jefferson, Stark, Summit, Wayne, and contiguous counties in Ohio, Pennsylvania, and West Virginia. The Bank also invests in securities consisting primarily of U.S. government-sponsored entities, municipal obligations, mortgage-backed and collateralized mortgage obligations issued by Fannie Mae, Freddie Mac and Ginnie Mae.

On January 1, 2020, the Corporation completed the acquisition by merger of Peoples in a stock and cash transaction for an aggregate consideration of approximately $10,405. As a result of the acquisition, the Corporation received loans with an estimated fair value of $55,320, as of the date of the acquisition, and deposits at three banking centers located in Mt. Pleasant, Adena, and Dillonvale, Ohio with an estimated fair value of $60,851, as of the date of the acquisition. In connection with the acquisition, the Corporation issued 269,920 shares of common stock and paid $5,128 in cash to the former shareholders of Peoples. The financial position and results of operations of Peoples prior to its acquisition date are not included in the Corporations’ financial results for periods prior to the acquisition date.

COVID-19 Pandemic

In response to COVID-19, management is actively pursuing multiple avenues to assist customers during these uncertain times. For commercial borrowers, the CARES Act includes key SBA initiatives to assist small businesses. The PPP loans were designed to provide a direct incentive for small businesses to keep their workers on the payroll, From the first round of assistance, the Bank originated a total of $68,788 of PPP loans and $6,107 remained outstanding as of June 30, 2021. Under the second round of the PPP program, a total of $44,579 of loans were funded and outstanding as of June 30, 2021.

Additionally, on March 22, 2020 the Corporation adopted a loan modification program to assist borrowers impacted by COVID-19. The program is available to most borrowers whose loan was not past due on March 22, 2020, the date this loan modification program was adopted. The program offers principal and interest payment deferrals for up to 90 days or interest only payments for up to 90 days. Interest will be deferred but will continue to accrue during the deferment period and the maturity date on amortizing loans will be extended by the number of months the payment was deferred. Consistent with issued regulatory guidance, modifications made under this program in response to COVID-19 will not be classified as troubled debt restructurings. As of June 30, 2021, eight borrowers with an outstanding balance of $198 are in payment deferral status under this loan modification program.

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

Given the dynamic nature of the circumstances surrounding the pandemic, it is difficult to ascertain the full impact that the ongoing economic disruption will have on the Corporation. The Corporation has modified its business practices with a portion of employees working remotely from their homes to limit interruptions to operations as much as possible and to help reduce the risk of COVID-19 infecting entire departments. The branch lobbies were closed at various times throughout the pandemic but are now open for normal business. The Corporation is encouraging virtual meetings and conference calls in place of in-person meetings. Additionally, travel for business has been restricted. The Corporation is promoting social distancing, frequent hand washing and thorough disinfection of all surfaces. The Corporation will continue to closely monitor situations arising from the pandemic and adjust operations accordingly.

Comparison of Results of Operations for the Years Ended June 30, 2021 and June 30, 2020

Net Income. Net income was $8,988 for fiscal year 2021 compared with $5,527 for fiscal year 2020. The following key factors summarize our results of operations for the year ended June 30, 2021 compared with the same prior year period:

●

net interest income increased by $5,099, or 23.7%, in fiscal year 2021, primarily as a result of a $151,376, or 25.7%, increase in average interest-earning assets, which was primarily due to organic loan growth and the addition of PPP loan receivables;

●

a $850 provision for loan loss expense was recorded during the 2021 fiscal year compared with $1,980 during the 2020 fiscal year. The higher provision recorded in the 2020 fiscal year was primarily the result of the decline in economic conditions triggered by the COVID-19 pandemic;

●

total other income decreased by $237, or 5.0%, in fiscal year 2021, primarily since the prior year period included $324 of income recognized as a result of proceeds received from a bank owned life insurance policy claim and a $355 gain on the sale of securities. These reductions were partially offset by a $316, or 20.1%, increase in debit card interchange income, and a $210, or 38.7%, increase on gains from the sale of mortgage loans; and

●

total other expenses increased by $1,593, or 9.0%, in fiscal year 2021 and includes a full year of expenses associated with the three new office locations and additional staff gained as a result of the merger with Peoples compared with only six months of these expense being included in the prior year period. In addition, incentive accruals and mortgage commissions also increased during the 2021 fiscal year.

Return on average equity and return on average assets were 13.36% and 1.16%, respectively, for the 2021 fiscal year-to-date period compared with 9.67% and 0.89%, respectively, for the same period last year.

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

Net Interest Income Year ended June 30,	2021	2020
Net interest income	$26,583	$21,484
Taxable equivalent adjustments to net interest	419	326
Net interest income, fully taxable equivalent	$27,002	$21,810
Net interest margin	3.62%	3.67%
Taxable equivalent adjustment	0.05	0.05
Net interest margin, fully taxable equivalent	3.67%	3.72%

FTE net interest income for the 2021 fiscal year was $27,002, an increase of $5,192 or 23.8%, from $21,810 in the 2020 fiscal year. The Corporation’s tax equivalent net interest margin was 3.67% for the year ended June 30, 2021 and was 3.72% for the fiscal year ended 2020. FTE interest income for the 2021 fiscal year was $28,902, an increase of $3,271, or 12.8%, from the 2020 fiscal year, such change primarily a result of a $151,376, or 25.7%, increase in average interest-earning assets from the 2020 fiscal year. The growth in average interest-earning assets was primarily a result of organic loan growth and the addition of PPP loans. Interest income was positively impacted by the accretion of origination fees from the PPP loans and from a change in the earning asset mix, with higher yielding loans increasing faster than lower yielding securities. PPP loans had an average balance of $63,761 for the twelve-month period ended June 30, 2021, with a total of $2,549 of interest and fee income recognized during the twelve-month period ended June 30, 2021. As of June 30, 2021, there was a total of $2,449 of unamortized net fees associated with the PPP loans which will be amortized into income over the life of the loans. A reduction in the accretion of origination fees from PPP loans as these loans are forgiven, combined with the significant decline in interest rates, will continue to impact the yield on interest-earning assets and could ultimately result in a decline in interest income. The Corporation’s yield on average interest-earning assets was 3.93% for the 2021 fiscal year compared with 4.37% for the same period last year.

Interest expense for the 2021 fiscal year was $1,900, a decrease of $1,921, or 50.3%, from the 2020 fiscal year. The Corporation’s cost of funds was 0.38% for the 2021 fiscal year compared with 0.91% for the same prior year period. The decline in short term market interest rates had an impact on the rates paid on all interest-bearing deposit products and Federal Home Loan Bank (FHLB) advances.

Average Balance Sheet and Net Interest Margin

	2021			2020
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest earning assets:
Taxable securities	$89,424	$1,594	1.82%	$81,609	$1,932	2.40%
Nontaxable securities (1)	70,878	2,148	3.18	61,215	1,914	3.24
Loan receivables (1)	549,890	24,901	4.53	433,948	21,553	4.97
Federal bank and other restricted stocks	2,472	76	3.07	1,960	75	3.83
Equity securities	202	17	8.42	—	—	—
Interest bearing deposits and federal funds sold	27,831	166	0.60	10,589	157	1.48
Total interest earning assets	740,697	28,902	3.93%	589,321	25,631	4.37%
Noninterest earning assets	31,283			32,180
Total assets	$771,980			$621,501
Interest bearing liabilities:
Interest bearing demand	$112,801	$149	0.13%	$86,418	$428	0.50%
Savings	251,138	333	0.13	191,119	799	0.42
Time deposits	102,554	1,133	1.10	118,847	2,259	1.90
Short-term borrowings	8,895	9	0.10	4,306	43	1.00
FHLB advances	20,077	276	1.37	17,630	292	1.66
Total interest-bearing liabilities	495,465	1,900	0.38%	418,320	3,821	0.91%
Noninterest-bearing liabilities	209,262			146,050
Total liabilities	704,727			564,370
Shareholders’ equity	67,253			57,131
Total liabilities and shareholders’ equity	$771,980			$621,501
Net interest income, interest rate spread (1)		$27,002	3.55%		$21,810	3.46%
Net interest margin (net interest as a percent of average interest earning assets) (1)			3.67%			3.72%
Federal tax exemption on non-taxable securities and loans included in interest income		$419			$326
Average interest earning assets to interest bearing liabilities			149.50%			140.88%

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

INTEREST RATES AND INTEREST DIFFERENTIAL

	2021 Compared to 2020 Increase / (Decrease)			2020 Compared to 2019 Increase / (Decrease)
	Total Change	Change due to Volume	Change due to Rate	Total Change	Change due to Volume	Change due to Rate
	(In thousands)
Interest earning assets:
Taxable securities	$(338)	$162	$(500)	$(260)	$(176)	$(84)
Nontaxable securities (1)	234	269	(35)	(4)	(34)	30
Loan receivables (2)	3,348	5,376	(2,028)	4,952	4,845	107
Federal bank and other restricted stocks	1	17	(16)	(11)	21	(32)
Interest bearing deposits and federal funds sold	9	144	(135)	64	101	(37)
Equity securities	17	17	—	—	—	—
Total interest and dividend income	3,271	5,985	(2,714)	4,741	4,757	(16)
Interest bearing liabilities:
Interest bearing demand	(279)	103	(382)	(119)	28	(147)
Savings deposits	(466)	197	(663)	93	127	(34)
Time deposits	(1,126)	(278)	(848)	726	505	221
Short-term borrowings	(34)	23	(57)	(8)	10	(18)
FHLB advances	(16)	37	(53)	(27)	21	(48)
Total interest expense	(1,921)	82	(2,003)	665	691	(26)
Net interest income	$5,192	$5,903	$(711)	$4,076	$4,066	$10

(1)	Nontaxable income is adjusted to a fully tax equivalent basis utilizing a statutory federal income tax rate of 21.0%.

(2)	Non-accrual loan balances are included for purposes of computing the rate and volume effects although interest on these balances has been excluded.

Provision for Loan Losses. The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable credit losses in the Corporation’s loan portfolio that have been incurred at each balance sheet date. Management considers historical loss experience, the present and prospective financial condition of borrowers, the current conditions within the markets where the Corporation originates loans, the status of nonperforming assets, the estimated underlying value of the collateral and other factors related to the ultimate collectability of the loan portfolio. In fiscal year 2021, a provision for loan loss expense of $850 was recorded compared with $1,980 in fiscal year 2020. The provision for loan loss expense was higher in fiscal year 2020 primarily due to the deterioration in the economic environment as a result of the impact of COVID-19 and higher loan balances from organic loan growth.

For the 2021 fiscal year, net charge offs of $57 were recorded compared with $90 for the same period last year. The allowance for loan losses as a percentage of loans was 1.14% at June 30, 2021 and 1.05% at June 30, 2020. The loans acquired from the Peoples acquisition were recorded at fair value without a related allowance for loan losses. As of June 30, 2020, the allowance for loan losses as a percentage of total loans, excluding the loans acquired in the Peoples acquisition, was 1.15%.

Non-performing loans were $1,771 as of June 30, 2021 and represented 0.31% of total loans. This compared with $1,226, or 0.23% of total loans at June 30, 2020. Non-performing loans have been considered in management’s analysis of the appropriateness of the allowance for loan losses. Management and the Board of Directors closely monitor these loans and believe the prospect for recovery of principal, less identified specific reserves, are favorable.

Other Income. Total other income decreased by $237, or 5.0%, to $4,466 for the 2021 fiscal year. Other income in the 2020 fiscal year includes $324 of income recognized as a result of proceeds received from a bank owned life insurance policy claim and net securities gains of $355 compared to net security gains of $14 in fiscal year 2021.

Debit card interchange income increased by $316, or 20.1%, in 2021 to $1,891 primarily as a result of increased debit card usage and an increase in the number of cards issued. Gain on sale of mortgage loans increased by $210, or 38.7%, in 2021 primarily as a result of an increase in volume due to refinances as mortgage rates declined. These increases were partially offset by a decline of $130, or 9.6%, in service charges on deposit accounts primarily due to a decline in overdraft charges as many eligible individuals have received Economic Impact Payments and consumer spending habits have changed during the pandemic, resulting in fewer overdrafts.

Other Expenses. Total other expenses were $19,361 for the year ended June 30, 2021; an increase of $1,593, or 9.0%, from $17,768 for the year ended June 30, 2020.

Salaries and employee benefit expenses increased by $1,270, or 13.3%, during the 2021 fiscal year primarily since the 2021 fiscal year includes a full year of expenses associated with the three new office locations and additional staff gained as a result of the merger with Peoples compared with only six months of these expense being included in the prior year period. In addition, incentive accruals and mortgage commissions also increased during the 2021 fiscal year.

Occupancy and equipment expenses increased by $122, or 4.9%, during the 2021 fiscal year from the same period last year primarily as a result of higher real estate taxes, custodial, building upkeep, maintenance, lease and utility expenses for the additional office locations acquired in the Peoples acquisition and the new leased Green, Ohio office location that opened during the 2021 fiscal year. This was partially offset by lower depreciation expense in the 2021 fiscal year for the Salem branch location since it was expected that this location would be replaced in the spring of 2021.

Data processing expenses decreased by $179, or 19.7% and professional and director fees decreased by $170, or 16.6%, during the 2021 fiscal year from the same period last year primarily since the 2020 fiscal year included system conversion and termination costs, investment banker, legal, accounting and auditing fees associated with the acquisition of Peoples.

FDIC assessments increased by $196, or 184.9%, for the 2021 fiscal year since the Small Bank Assessment Credits were applied to the FDIC insurance invoices during the 2020 fiscal year.

Debit card processing expenses increased by $140, or 17.3% primarily as a result of increased debit card usage. The increase in debit card usage is also reflected in debit card interchange income which increased by $316, or 20.1% from the prior year.

Income Tax Expense. Income tax expense totaled $1,850 and $912 and the effective tax rates were 17.1% and 14.2% for the years ended June 30, 2021 and 2020, respectively. Income tax expense was calculated utilizing a statutory federal income tax rate of 21.0% in the 2020 and 2021 fiscal years. The effective tax rate differs from the federal statutory rate as a result of tax-exempt income from obligations of states and political subdivisions, loans and bank owned life insurance earnings and death benefit.

Financial Condition

Total assets at June 30, 2021 were $833,804 compared with $740,820 at June 30, 2020, an increase of $92,984, or 12.6%. The growth in total assets is mainly attributable to an increase of $68,297, or 46.3%, in available-for-sale and held-to-maturity securities which was primarily funded by a $93,494, or 14.8%, increase in total deposits.

Securities. Total securities were $215,756 at June 30, 2021, of which $207,760 were classified as available-for-sale and $7,996 were classified as held-to-maturity. The securities portfolio is mainly comprised of mortgage-backed securities and collateralized mortgage obligations issued by Fannie Mae, Freddie Mac and Ginnie Mae, state and political subdivisions and government-sponsored enterprises.

The following tables summarize the amortized cost and fair value of available-for-sale securities at June 30, 2021 and 2020 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income or loss:

June 30, 2021 Available-for-sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of U.S. government-sponsored entities and agencies	$14,746	$301	$(14)	$15,033
Obligations of state and political subdivisions	73,013	3,561	(75)	76,499
U.S. Government-sponsored mortgage-backed securities - residential	90,065	1,136	(684)	90,517
U.S. Government-sponsored mortgage-backed securities - commercial	8,641	204	—	8,845
U.S. Government-sponsored collateralized mortgage obligations – residential	16,302	129	(57)	16,374
Other debt securities	500	—	(8)	492
Total available-for-sale securities	$203,267	$5,331	$(838)	$207,760

June 30, 2020 Available-for-sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$1,248	$8	$—	$1,256
Obligations of U.S. government-sponsored entities and agencies	10,133	399	—	10,532
Obligations of state and political subdivisions	60,343	3,149	—	63,492
U.S. government-sponsored mortgage-backed securities - residential	48,645	1,515	(4)	50,156
U.S. government-sponsored mortgage-backed securities - commercial	8,444	55	(2)	8,497
U.S. government-sponsored collateralized mortgage obligations - residential	9,712	285	(12)	9,985
Total available-for-sale securities	$138,525	$5,411	$(18)	$143,918

The following tables summarize the amortized cost and fair value of held-to-maturity securities at June 30, 2021 and 2020 and the corresponding gross unrecognized gains and losses:

June 30, 2021 Held-to-maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Obligations of state and political subdivisions	$7,996	$356	$—	$8,352

June 30, 2020 Held-to-maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Obligations of state and political subdivisions	$3,541	$327	$—	$3,868

The following tables summarize the amounts and distribution of the Corporation’s securities held and the weighted average yields as of June 30, 2021:

Available-for-sale	Amortized Cost	Fair Value	Average Yield
Obligations of government-sponsored entities:
Over 3 months through 1 year	$2,501	$2,534	2.67%
Over 1 year through 5 years	3,129	3,235	2.06
Over 5 years through 10 years	9,116	9,264	1.63
Total obligations of government-sponsored entities	14,746	15,033	1.90
Obligations of state and political subdivisions:
3 Months or less	275	275	4.51
Over 3 months through 1 year	2,866	2,903	3.38
Over 1 year through 5 years	9,217	9,565	3.38
Over 5 years through 10 years	10,679	11,069	3.01
Over 10 years	49,976	52,687	3.08
Total obligations of state and political subdivisions	73,013	76,499	3.13
Mortgage-backed securities - residential:
Over 1 year through 5 years	51,865	52,741	1.67
Over 5 years through 10 years	38,200	37,776	1.42
Total mortgage-backed securities - residential	90,065	90,517	1.56
Mortgage-backed securities – commercial:
Over 5 years through 10 years	2,794	2,855	1.77
Over 10 years	5,847	5,990	2.09
Total mortgage-backed securities - commercial	8,641	8,845	1.99
Collateralized mortgage obligations:
3 months or less	98	98	1.86
Over 3 months through 1 year	1,932	1,966	1.52
Over 1 year through 5 years	9,747	9,794	1.48
Over 5 years through 10 years	1,527	1,518	1.39
Over 10 years	2,998	2,998	1.62
Total collateralized mortgage obligations	16,302	16,374	1.50
Other debt securities
Over 5 years through ten years	500	492	4.62
Total available-for-sale securities	$203,267	$207,760	2.17%

Held-to-maturity	Amortized Cost	Fair Value	Average Yield
Obligations of state and political subdivisions:
Over 1 year through 5 years	$294	$309	2.89%
Over 5 years through 10 years	5,367	5,547	1.86
Over 10 years	2,335	2,496	3.13
Total held-to-maturity securities	$7,996	$8,352	2.27%

The weighted average interest rates are based on coupon rates for securities purchased at par value and on effective yields considering amortization or accretion if the securities were purchased at a premium or discount. The weighted average yield on tax-exempt obligations has been calculated on a tax equivalent basis. Average yields are based on amortized cost balances.

Loans. Loan receivables increased by $23,566 to $566,427 at June 30, 2021 compared to $542,861 at June 30, 2020. Commercial loans include PPP loans of $50,686 and $66,606 as of June 30, 2021 and 2020, respectively, and a third-party residential mortgage warehouse line-of-credit had a zero balance as of June 30, 2021 compared with an outstanding balance of $32,869 as of June 30, 2020. Excluding the declines in the PPP loans and the residential mortgage warehouse line-of-credit, organic loan growth was $72,355, or 16.3%. The increase in the 1-4 family residential real estate portfolio was primarily due to a majority of the mortgage loans originated in the third quarter of fiscal year 2021 being kept within the portfolio rather than being sold to the secondary market. Consumer loans increased by $8,241, or 38.6%, primarily as a result of the expansion of indirect auto lending and an increase in direct auto loans as a result of successful marketing campaigns. Major classifications of loans, net of deferred loan fees and costs, were as follows as of June 30:

	2021	2020
Commercial	$109,922	$157,029
Commercial real estate:
Construction	10,462	16,190
Other	269,157	228,552
1-4 Family residential real estate:
Owner occupied	119,046	91,006
Non-owner occupied	19,114	19,337
Construction	9,156	9,418
Consumer loans	29,570	21,329
Total loans	$566,427	$542,861

The following table shows the major classifications of loans, net of deferred fees and costs, which are based on the contractual terms for repayment of principal, that are due in the periods indicated as of June 30, 2021:

	Maturing
		After one year	After five years
	Within	but within	But within	After
	one year	five years	Fifteen years	Fifteen years	Total
Commercial	$13,458	$66,898	$28,031	$1,535	$109,922
Commercial real estate:
Construction	209	7,983	—	2,270	10,462
Other	11,610	14,757	106,502	136,288	269,157
1-4 Family residential real estate:
Owner occupied	1,202	5,482	32,906	79,456	119,046
Non-owner occupied	1,087	1,392	11,545	5,090	19,114
Construction	1,511	335	—	7,310	9,156
Consumer loans	726	18,078	10,570	196	29,570
Total loans	$29,803	$114,925	$189,554	$232,145	$566,427

The following is a schedule of fixed and variable rate 1-4 family residential real estate construction, commercial and commercial real estate loans due after one year (variable rate loans are those loans with floating or adjustable interest rates) as of June 30, 2021:

	Fixed Interest Rates	Variable Interest Rates
Total 1-4 family residential real estate construction, commercial and commercial real estate loans due after one year	$237,875	$134,034

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

Failure to receive principal and interest payments when due on any loan results in efforts to restore such loan to a current status. Loans are classified as non-accrual when, in the opinion of management, full collection of principal and accrued interest is not expected. The loans must be brought and kept current for six sustained payments before being considered for removal from non-accrual status. Commercial and commercial real estate loans are classified as impaired if management determines that full collection of principal and interest, in accordance with the terms of the loan documents, is not probable. If a loan is impaired, a portion of the allowance is allocated so the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected from the collateral. Loans are evaluated for impairment when payments are delayed, typically 90 days or more, or when it is probable that not all principal and interest amounts will be collected according to the original terms of the loan. As of June 30, 2021, impaired loans totaled $1,954, of which $1,771 are included in non-accrual loans. Continued unsuccessful collection efforts generally lead to initiation of foreclosure or other legal proceedings.

The following table summarizes non-accrual loans, non-performing assets, impaired and restructured loans, and associated ratios for the years ended June 30:

	2021	2020
Non-accrual loans	$1,771	$1,185
Accruing loans past due 90 days or more	—	41
Total non-performing loans	$1,771	$1,226
Other real estate and repossessed assets owned	—	7
Total non-performing assets	$1,771	$1,233
Impaired loans	$1,954	$1,923
Accruing restructured loans	$183	$738
Non-accrual to total loans	0.31%	0.22%
ALLL to non-accrual loans	365.39%	479.16%

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

The following table summarizes the Corporation’s loan loss experience, and provides a breakdown of the charge-off, recovery and other activity for the years ended June 30:

	2021	2020
Allowance for loan losses at beginning of year	$5,678	$3,788
Loans charged off:
Commercial	22	—
1-4 Family residential real estate	4	6
Consumer loans	122	140
Total charge offs	148	146
Recoveries:
Commercial real estate	4	4
1-4 Family residential real estate	3	4
Consumer loans	84	48
Total recoveries	91	56
Net charge offs	57	90
Provision for loan losses charged to operations	850	1,980
Allowance for loan losses at end of year	$6,471	$5,678

Ratio of net charge offs to average loans outstanding	0.01%	0.02%
ALLL to total loans	1.14%	1.05%

The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios:

	Allocation of the Allowance for Loan Losses
	Allowance Amount	% of Loan Type to Total Loans	Allowance Amount	% of Loan Type to Total Loans
	June 30, 2021		June 30, 2020
Commercial	$904	19.4%	$947	28.9%
Commercial real estate loans	3,949	49.4	3,623	45.1
1-4 Family residential real estate	1,307	26.0	989	22.1
Consumer loans	311	5.2	119	3.9
Total	$6,471	100.0%	$5,678	100.0%

While management’s periodic analysis of the adequacy of the allowance for loan loss may allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-off that may occur. While the Corporation has historically experienced strong trends in asset quality, as a result of the current situation regarding the COVID-19 pandemic, uncertainty remains regarding future levels of criticized and classified loans, nonperforming loans and charge-offs. Management will continue to closely monitor changes in the loan portfolio and adjust the provision accordingly.

Goodwill: Goodwill remained unchanged at $826 at June 30, 2021 and 2020. Goodwill represents the excess of the total purchase price paid for the acquisition over the fair value of the identifiable assets acquired, net of the fair value of the liabilities assumed. Goodwill is evaluated for impairment at least annually and more frequently if events and circumstances indicate that the asset might be impaired. Management evaluated goodwill and concluded that no impairment existed during the year ended June 30, 2021.

Funding Sources. Total deposits increased by $93,494, or 14.8%, from $633,355 at June 30, 2020 to $726,849 at June 30, 2021. For the fiscal year ended June 30, 2021, noninterest-bearing demand deposits increased by $38,868, or 20.4%, savings and money market deposits increased by $54,194, or 23.7%, and interest-bearing demand deposits increased by $28,274, or 28.5%, from the same prior year period. Certificates and other time deposits decreased by $27,843, or 24.1%, from the same prior year period as customers chose to move funds to savings and money market deposit products due to the low-rate environment.

The following is a schedule of average deposit amounts and average rates paid on each category for the periods included:

	Years Ended June 30,
	2021		2020
	Amount	Rate	Amount	Rate
Noninterest-bearing demand deposit	$203,181	—	$140,826	—
Interest-bearing demand deposit	112,801	0.13%	86,418	0.50%
Savings	251,138	0.13	191,119	0.42
Certificates and other time deposits	102,554	1.10	118,847	1.90
Total	$669,674	0.24%	$537,210	0.65%

The following table summarizes time deposits issued in amounts of $100 or more as of June 30, 2021 by time remaining until maturity:

Maturing in:
Under 3 months	$8,744
Over 3 to 6 months	7,390
Over 6 to 12 months	11,699
Over 12 months	15,616
Total	$43,449

Short-term borrowings increased by $5,260, or 75.8%, to $12,203 at June 30, 2021 from $6,943 at June 30, 2020. This increase was primarily associated with the retention of PPP loan proceeds in commercial sweep repurchase agreement accounts. See Note 8—Short-Term Borrowings to the Consolidated Financial Statements, for information concerning short-term borrowings.

Capital Resources

Total shareholders’ equity increased by $6,660 from $63,240 at June 30, 2020 to $69,900 at June 30, 2021. The primary reason for the increase was net income of $8,988 for the current fiscal year which was partially offset by cash dividends paid of $1,785. For the 2021 fiscal year, the average equity to average total assets ratio was 8.71% and the dividend payout ratio was 19.9%. For the 2020 fiscal year, the average equity to average total assets ratio was 9.19% and the dividend payout ratio was 28.1%.

At June 30, 2021, management believes the Bank complied with all regulatory capital requirements. Based on the Bank’s computed regulatory capital ratios, the OCC has determined the Bank to be well capitalized under the Federal Deposit Insurance Act as of its latest exam date. The Bank’s actual and required capital amounts are disclosed in Note 13-Regulatory Matters to the Consolidated Financial Statements. Management is not aware of any matters occurring subsequent to that exam that would cause the Bank’s capital category to change.

Liquidity

Management considers the asset position of the Bank to be sufficiently liquid to meet normal operating needs and conditions. The Bank’s earning assets are divided primarily between loans and available-for-sale securities, with any excess funds placed in federal funds sold or interest-bearing deposit accounts with other financial institutions.

Net cash inflows from operating activities for the 2021 fiscal year were $14,013 and net cash inflows from financing activities were $83,858. Net cash outflows from investing activities were $89,001. The major sources of cash were a $93,494 net increase in deposits and a $42,820 increase from sales, maturities, or principal pay downs on available-for-sale securities. The major uses of cash were the $108,168 purchase of available-for-sale securities and a $23,471 net increase in loans. Total cash and cash equivalents were $18,529 as of June 30, 2021 compared to $9,659 at June 30, 2020.

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

The Bank offers several forms of deposit products to its customers. We believe the rates offered by the Bank and the fees charged for them are competitive with others currently available in the market area. While the Bank continues to be under competitive pressures in the Bank’s market area as financial institutions attempt to attract and keep new deposits, we believe many commercial and retail customers are turning to community banks. Compared to our peers, the Corporation’s core deposits consist of a larger percentage of noninterest-bearing demand deposits resulting in the cost of funds remaining at a relatively low level of 0.38%.

Jumbo time deposits (those with balances of $250 and over) were $18,488 and $36,747 at June 30, 2021 and 2020, respectively. These deposits are monitored closely by the Bank and typically priced on an individual basis. When these deposits are from a municipality, certain bank-owned securities are pledged to guarantee the safety of these public fund deposits as required by Ohio law. The Corporation has the option to use a fee paid broker to obtain deposits from outside its normal service area as an additional source of funding. However, these deposits are not relied upon as a primary source of funding and there were no brokered deposits as of June 30, 2021 or 2020.

Dividends from the Bank are the primary source of funds for payment of dividends to our shareholders. However, there are statutory limits on the amount of dividends the Bank can pay without regulatory approval. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. Additionally, the Bank may not declare or pay any dividend if, after making the dividend, the Bank would be “undercapitalized,” as defined in the federal regulations. As of June 30, 2021, the Bank could, without prior approval, declare a dividend of approximately $8,741.

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

Goodwill. The Company accounts for business combinations using the acquisition method of accounting. Accordingly, the identifiable assets acquired and the liabilities assumed are recorded at their estimated fair values as of the date of acquisition with any excess of the cost of the acquisition over the fair value recorded as goodwill. The Company performs an evaluation of goodwill for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The evaluation for impairment involves comparing the current estimated fair value of the Company to its carrying value. If the current estimated fair value exceeds the carrying value, no additional testing is required and an impairment loss is not recorded. If the estimated fair value is less than the carrying value, further valuation procedures are performed that could result in impairment of goodwill being recorded. As of April 30, 2021, the measurement date, a qualitative assessment was performed to determine whether there is a more likely than not (greater than 50% likelihood) that the fair value of the Corporation was less than its carrying amount. The impairment test of goodwill indicated no impairment existed as of the measurement date. However, it is impossible to know the future impact of the evolving economic conditions related to COVID-19. If for any future period it is determined that there has been impairment in the carrying value of our goodwill balances, the Corporation will record a charge to earnings, which could have a material adverse effect on net income, but not risk based capital ratios.

Contractual Obligations, Commitments and Contingent Liabilities

The following table presents, as of June 30, 2021, the Corporation’s significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	Note Reference	2022	2023	2024	2025	2026	Thereafter	Total
Certificates of deposit	7	$56,866	$21,554	$2,151	$3,579	$1,415	$1,974	$87,539
Short-term borrowings	8	12,203	—	—	—	—	—	12,203
Federal Home Loan advances	9	1,799	79	6,567	5,556	4,049	—	18,050
Salary continuation plan	10	106	146	142	141	141	2,464	3,140
Operating leases	5	167	167	146	114	685	—	1,279
Deposits without maturity		—	—	—	—	—	—	639,310

Note 14-Commitments with Off-Balance Sheet Risk to the Consolidated Financial Statements discusses in greater detail other commitments and contingencies and the various obligations that exist under those agreements. These commitments and contingencies consist primarily of commitments to extend credit to borrowers under lines of credit.

Off-Balance Sheet Arrangements

At June 30, 2021, the Corporation had no unconsolidated, related special purpose entities, nor did the Corporation engage in derivatives and hedging contracts, such as interest rate swaps, which may expose the Corporation to liabilities greater than the amounts recorded on the consolidated balance sheet. The Corporation’s investment policy prohibits engaging in derivative contracts for speculative trading purposes; however, in the future, the Corporation may pursue certain contracts, such as interest rate swaps, to execute a sound and defensive interest rate risk management policy.

Item 7A— Quantitative and Qualitative Disclosures About Market Risk

Not applicable for Smaller Reporting Companies.

Item 8— Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of Consumers Bancorp, Inc.

Minerva, Ohio

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Consumers Bancorp, Inc. and subsidiaries (the “Company”) as of June 30, 2021, the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the PCAOB. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses – Significant Assumptions in General Reserves - Refer to Notes 1 and 4 to the Financial Statements

Critical Audit Matter Description

The allowance for loan losses (allowance) represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-impaired loans and is based on historical loss experience over the estimated loss emergence period adjusted for current factors based on the risks present for each portfolio segment. These factors include consideration of the following: levels of and trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures and practices; experience, ability and depth of lending management and other relevant staff; volume and severity of past due loans and other similar conditions; quality of the loan review system; value of underlying collateral for collateral dependent loans; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.

We identified the Company’s significant assumptions in general reserves in the allowance for loan losses as a critical audit matter. Given the significant estimates and assumptions management makes to estimate the current factor adjustments of the allowance for loan losses, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the qualitative factors within the allowance included the following, among others:

We obtained an understanding of management’s process for determining the need for qualitative factor adjustments, identifying appropriate factors, and measuring the direction and magnitude of the adjustment.

We evaluated the reasonableness of management's judgments and tests of accuracy of underlying support related to the estimated loss emergence period.

We evaluated the design of controls over the application of management’s qualitative factor methodology in the estimate of general reserves.

We evaluated management's rationale for determining qualitative adjustments was relevant and warranted for each loan segment and assessed the measurement of qualitative factor adjustments applied by management.

Where applicable, we tested the accuracy and completeness of data used by management in the measurement of qualitative factor adjustments or vouched factors to relevant external data sources.

We assessed changes in qualitative factors year-over-year against overall trends in credit quality within the Company and broader trends within the industry and local and national economies to evaluate reasonableness of management’s qualitative factor adjustments.

/s/ Plante & Moran, PLLC

We have served as the Company's auditor since 2020.

Auburn Hills, Michigan

September 16, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of Consumers Bancorp, Inc.

Minerva, Ohio

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Consumers Bancorp, Inc. (the "Company") as of June 30, 2020, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the PCAOB. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Crowe LLP

Crowe LLP

We served as the Company's auditor from 1998 to 2020.

Cleveland, Ohio

September 22, 2020

CONSOLIDATED BALANCE SHEETS

As of June 30, 2021 and 2020

(Dollar amounts in thousands, except per share data)

	2021	2020
ASSETS:
Cash on hand and noninterest-bearing deposits in financial institutions	$8,902	$8,429
Federal funds sold and interest-bearing deposits in financial institutions	9,627	1,230
Total cash and cash equivalents	18,529	9,659
Certificates of deposit in financial institutions	5,825	11,635
Securities, available-for-sale	207,760	143,918
Securities, held-to-maturity (fair value 2021 $8,352 and 2020 $3,868)	7,996	3,541
Equity securities, at fair value	424	—
Federal bank and other restricted stocks, at cost	2,472	2,472
Loans held for sale	1,457	3,507
Total loans	566,427	542,861
Less allowance for loan losses	(6,471)	(5,678)
Net loans	559,956	537,183
Cash surrender value of life insurance	9,702	9,442
Premises and equipment, net	15,793	14,901
Goodwill	836	836
Core deposit intangible, net	229	256
Accrued interest receivable and other assets	2,825	3,470
Total assets	$833,804	$740,820

LIABILITIES:
Deposits:
Noninterest-bearing demand	$229,102	$190,233
Interest bearing demand	127,447	99,173
Savings	282,761	228,567
Time	87,539	115,382
Total deposits	726,849	633,355
Short-term borrowings	12,203	6,943
Federal Home Loan Bank advances	18,050	31,161
Accrued interest payable and other liabilities	6,802	6,121
Total liabilities	763,904	677,580
Commitments and contingent liabilities (Note 14)

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value; 350,000 shares authorized	—	—
Common shares, no par value; 8,500,000 shares authorized; 3,124,053 shares issued as of June 30, 2021 and June 30, 2020	20,011	19,974
Retained earnings	47,663	40,460
Treasury stock, at cost (95,953 and 108,475 common shares at June 30, 2021 and 2020, respectively)	(1,324)	(1,454)
Accumulated other comprehensive income	3,550	4,260
Total shareholders’ equity	69,900	63,240
Total liabilities and shareholders’ equity	$833,804	$740,820

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

Years Ended June 30, 2021 and 2020

(Dollar amounts in thousands, except per share data)

	2021	2020
Interest and dividend income:
Loans, including fees	$24,887	$21,544
Securities, taxable	1,594	1,932
Securities, tax-exempt	1,743	1,597
Equity securities	17	—
Federal bank and other restricted stocks	76	75
Federal funds sold and interest-bearing deposits	166	157
Total interest and dividend income	28,483	25,305
Interest expense:
Deposits	1,615	3,486
Short-term borrowings	9	43
Federal Home Loan Bank advances	276	292
Total interest expense	1,900	3,821
Net interest income	26,583	21,484
Provision for loan losses	850	1,980
Net interest income after provision for loan losses	25,733	19,504

Other income:
Service charges on deposit accounts	1,220	1,350
Debit card interchange income	1,891	1,575
Bank owned life insurance death benefit	—	324
Bank owned life insurance income	260	265
Gain on sale of mortgage loans	753	543
Securities gains, net	14	355
Net change in market value of equity securities	24	—
Other	304	291
Total other income	4,466	4,703

Other expenses:
Salaries and employee benefits	10,852	9,582
Occupancy and equipment	2,588	2,466
Data processing expenses	728	907
Debit card processing expenses	950	810
Professional and director fees	857	1,027
Federal Deposit Insurance Corporation assessments	302	106
Franchise taxes	480	403
Marketing and advertising	522	475
Loan and collection expenses	142	95
Telephone and communications	344	301
Amortization of intangible	27	14
Other	1,569	1,582
Total other expenses	19,361	17,768
Income before income taxes	10,838	6,439
Income tax expense	1,850	912
Net income	$8,988	$5,527
Basic and diluted earnings per share	$2.98	$1.92

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years Ended June 30, 2021 and 2020

(Dollar amounts in thousands, except per share data)

	2021	2020

Net income	$8,988	$5,527

Other comprehensive income, net of tax:
Net change in unrealized gains:
Unrealized gains (losses) arising during the period	(886)	3,766
Reclassification adjustment for gains included in income	(14)	(355)
Net unrealized gain (loss)	(900)	3,411
Income tax effect	190	(717)
Other comprehensive income (loss)	(710)	2,694
Total comprehensive income	$8,278	$8,221

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended June 30, 2021 and 2020

(Dollar amounts in thousands, except per share data)

	Common Shares	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, June 30, 2019	$14,656	$36,487	$(1,543)	$1,566	$51,166
Net income		5,527			5,527
Other comprehensive income				2,694	2,694
269,920 shares issued for the Peoples acquisition	5,277				5,277
11,813 shares associated with vested stock awards	41		89		130
Cash dividends declared ($0.54 per share)		(1,554)			(1,554)
Balance, June 30, 2020	$19,974	$40,460	$(1,454)	$4,260	$63,240
Net income		8,988			8,988
Other comprehensive loss				(710)	(710)
12,522 shares associated with vested stock awards	37		130		167
Cash dividends declared ($0.59 per share)		(1,785)			(1,785)
Balance, June 30, 2021	$20,011	$47,663	$(1,324)	$3,550	$69,900

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30, 2021 and 2020

(Dollar amounts in thousands, except per share data)

	2021	2020
Cash flows from operating activities:
Net income	$8,988	$5,527
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	940	1,044
Securities amortization and accretion, net	621	353
Provision for loan losses	850	1,980
(Gain) loss on disposal of fixed assets	26	(2)
Loss on disposition or direct write-down of other real estate and repossessed assets owned	(1)	(1)
Gain on sale of mortgage loans	(753)	(543)
Deferred income tax benefit	(320)	(361)
Gain on sale of securities	(14)	(355)
Net change in market value of equity securities	(24)	—
Amortization of intangibles	27	14
Origination of loans held for sale	(50,694)	(38,411)
Proceeds from loans held for sale	53,336	37,104
Income from BOLI death benefit	—	(324)
Increase in cash surrender value of life insurance	(260)	(265)
Change in other assets and other liabilities	1,291	(167)
Net cash flows from operating activities	14,013	5,593

Cash flows from investing activities:
Securities available-for-sale:
Purchases	(108,168)	(36,775)
Maturities, calls and principal pay downs	37,275	25,909
Proceeds from sales of available-for-sale securities	5,545	18,421
Securities held-to-maturity:
Purchases	(4,700)	—
Principal pay downs	245	245
Purchase of equity security	(400)	—
Net decrease in certificates of deposit with other financial institutions	5,810	2,187
Purchase of Federal Home Loan Stock	—	(595)
Net increase in loans	(23,471)	(118,463)
Acquisition, net of cash received	—	(4,295)
Proceeds from BOLI death benefit	—	753
Acquisition of premises and equipment	(1,154)	(497)
Proceeds from sale of other real estate and repossessed assets owned	17	60
Net cash flows from investing activities	(89,001)	(113,050)

Cash flows from financing activities:
Net increase in deposit accounts	93,494	100,330
Proceeds from Federal Home Loan Bank advances	1,300	22,500
Repayments of Federal Home Loan Bank advances	(14,411)	(14,530)
Change in short-term borrowings	5,260	909
Dividends paid	(1,785)	(1,554)
Net cash flows from financing activities	83,858	107,655
Increase in cash and cash equivalents	8,870	198
Cash and cash equivalents, beginning of year	9,659	9,461
Cash and cash equivalents, end of year	$18,529	$9,659
Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$1,956	$3,890
Federal income taxes	2,505	675
Non-cash items:
Transfer from loans to other repossessed assets	9	7
Transfer from loans held for sale to portfolio	161	—
Issuance of treasury stock for stock awards	167	89
Right of use assets obtained in exchange for lease liabilities	—	582
Acquisition of Peoples:
Consideration paid	—	$10,405
Noncash assets acquired:
Certificates of deposit in other financial institutions	—	11,839
Securities, available-for-sale	—	4,051
Federal bank and other restricted stocks, at cost	—	154
Loans, net	—	55,320
Premises and equipment	—	818
Goodwill	—	836
Core deposit intangible	—	270
Accrued interest receivable and other assets	—	140
Total noncash assets acquired	—	73,428
Liabilities assumed:
Deposits	—	60,851
Federal funds purchased	—	2,348
Federal Home Loan Bank advances	—	491
Other liabilities	—	166
Total liabilities assumed	—	63,856
Net noncash assets acquired	—	9,572
Cash acquired	—	833

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021 and 2020

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

Nature of Operations: Consumers Bancorp, Inc. is a bank holding company headquartered in Minerva, Ohio that provides, through its banking subsidiary, a broad array of products and services throughout its primary market area of Carroll, Columbiana, Jefferson, Stark, Summit, Wayne, and contiguous counties in Ohio, Pennsylvania, and West Virginia. The Bank’s business involves attracting deposits from businesses and individual customers and using such deposits to originate commercial, mortgage and consumer loans in its primary market area.

Business Segment Information: The Corporation is engaged in the business of commercial and retail banking, which accounts for substantially all its revenues, operating income, and assets. Accordingly, all its operations are reported in one segment, banking.

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

Cash and Cash Equivalents: Cash and cash equivalents include cash, deposits with other financial institutions with original maturities of less than 90 days and federal funds sold.  Cash flows are reported on a net basis for customer loan and deposit transactions, interest bearing deposits in other financial institutions and short-term borrowings.

Interest–Bearing Deposits in Other Financial Institutions: Interest-bearing deposits in other financial institutions mature within one year and are carried at cost.

Certificates of Deposit in Financial Institutions: Certificates of deposit in other financial institutions are carried at cost.

Cash Reserves: The Bank is required to maintain cash on hand and noninterest-bearing balances on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing requirements. The required reserve balance was zero at June 30, 2021 and 2020.

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

Management evaluates securities for other-than-temporary impairment (OTTI) on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The evaluation of securities includes consideration given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, whether the market decline was affected by macroeconomic conditions and whether the Corporation has the intent to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis. In analyzing an issuer's financial condition, management may consider whether the securities are issued by the federal government or its agencies, or U.S. Government sponsored enterprises, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer's financial condition. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

When OTTI occurs, the amount of the OTTI recognized in earnings depends on whether the Corporation intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis. If the Corporation intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, the OTTI will be recognized in earnings equal to the entire difference between the security's amortized cost basis and its fair value at the balance sheet date. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the security. If a security is determined to be other-than-temporarily impaired, but the Corporation does not intend to sell the security, only the credit portion of the estimated loss is recognized in earnings, with the other portion of the loss recognized in other comprehensive income.

Equity Securities: Equity securities are carried at fair value, with changes in fair value reported in net income. Equity securities without readily determinable fair values are carried at cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment.

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

Mortgage Banking Derivatives: Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market are accounted for as free-standing derivatives. The fair value of the interest rate lock is recorded at the time the commitment to fund the mortgage loan is executed and is adjusted for the expected exercise of the commitment before the loan is funded. Changes in the fair values of these derivatives are included in net gains on sales of loans.

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

During the 2021 fiscal year, the Corporation funded PPP loans to provide liquidity to small businesses during the COVID-19 pandemic. The loans are guaranteed by the SBA and are forgivable by the SBA if certain criteria are met. The Corporation originated PPP loans totaling $46,761 during the 2021 fiscal year. PPP processing fees received from the SBA were deferred along with loan origination costs and recognized as interest income using the effective yield method. Upon forgiveness of a loan and resulting repayment by the SBA, any unrecognized net fee for a given loan is recognized as interest income. Approximately $1,911of fees from the SBA were recognized in interest income in the 2021 fiscal year and there were $2,449 of unamortized net deferred fees as of June 30, 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Concentrations of Credit Risk: The Bank grants consumer, real estate, and commercial loans primarily to borrowers in Carroll, Columbiana, Jefferson, Stark, Summit and Wayne counties. Therefore, the Corporation’s exposure to credit risk is significantly affected by changes in the economy in these counties. Automobiles and other consumer assets, business assets and residential and commercial real estate secure most loans.

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required based on past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors.

A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans, for which the terms have been modified, resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings, and classified as impaired. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

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

The general component covers non-impaired loans and is based on historical loss experience over the estimated loss emergence period adjusted for current factors based on the risks present for each portfolio segment. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Corporation over the most recent three-year period, depending on loan segment. This actual loss experience is supplemented with economic and other factors based on the risks present for each portfolio segment. These factors include consideration of the following: levels of and trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability and depth of lending management and other relevant staff; volume and severity of past due loans and other similar conditions; quality of the loan review system; value of underlying collateral for collateral dependent loans; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. The following portfolio segments have been identified:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Cash Surrender Value of Life Insurance: The Bank has purchased single-premium life insurance policies to insure the lives of current and former participants in the salary continuation plan. As of June 30, 2021, the Bank had policies with total death benefits of $19,107 and total cash surrender values of $9,702. As of June 30, 2020, the Bank had policies with total death benefits of $19,067 and total cash surrender values of $9,442. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. Tax-exempt income is recognized from the periodic increases in cash surrender value of these policies.

Goodwill and Other Intangible Assets: Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired assets and liabilities. Core deposit intangible assets arise from whole bank or branch acquisitions and are measured at fair value and then are amortized over their estimated useful lives. Goodwill is not amortized but is assessed at least annually for impairment. Any such impairment will be recognized in the period identified. The Corporation has selected April 30 as the date to perform the annual impairment test. Goodwill is the only intangible asset with an indefinite life on the Corporation’s balance sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable, and an amount or range of loss can be reasonably estimated. Management does not believe there are such matters that will have a material effect on the Corporation’s financial statements.

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

Reclassifications: Certain reclassifications have been made to the June 30, 2020 financial statements to be comparable to the June 30, 2021 presentation. The reclassifications had no impact on prior year net income or shareholders’ equity.

Recently Issued Accounting Pronouncements Not Yet Effective: In June 2016, Financial Accounting Standards Board (FASB) issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU adds a new Topic 326 to the codification and removes the thresholds that companies apply to measure credit losses on financial instruments measured at amortized cost, such as loans, receivables, and held-to-maturity debt securities. Under current U.S. generally accepted accounting principles, companies generally recognize credit losses when it is probable that the loss has been incurred. The revised guidance will remove all current loss recognition thresholds and will require companies to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the corporation expects to collect over the instrument’s contractual life. ASU 2016-13 also amends the credit loss measurement guidance for available-for-sale debt securities and beneficial interests in securitized financial assets. The guidance in ASU 2016-13 is effective for “public business entities,” as defined in the guidance, that are SEC filers for fiscal years and for interim periods within those fiscal years beginning after December 15, 2019. Early adoption of the guidance is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. However, during July 2019, FASB unanimously voted for a proposal to delay this ASU to January 2023 for smaller reporting companies. On October 16, 2019, FASB approved a final ASU delaying the effective date. The new guidance is effective for annual and interim periods beginning after December 15, 2022 for certain entities, including smaller reporting companies. The Corporation is a smaller reporting company. The Corporation is currently evaluating the impact of adopting this new guidance on the consolidated financial statements, current systems and processes. At this time, the Corporation is reviewing potential methodologies for estimating expected credit losses using reasonable and supportable forecast information and has identified certain data and system requirements. Once adopted, we expect our allowance for loan losses to increase through a one-time adjustment to retained earnings; however, until our evaluation is complete, the estimated increase in allowance will be unknown. The Corporation is planning to adopt this new guidance within the time frame noted above.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2020, the FASB issued ASU 2020-04, "Facilitation of the Effects of Reference Rate Reform on Financial Reporting". The ASU is intended to provide relief for companies preparing for discontinuation of interest rates based on LIBOR, or other reference rates that may be discontinued, and provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria. The ASU also provides for a one-time sale and/or transfer to available-for-sale or trading to be made for held-to-maturity (HTM) debt securities that both reference an eligible reference rate and were classified as HTM before January 1, 2020. ASU 2020-04 is effective March 12, 2020 through December 31, 2022. The ASU requires companies to apply the guidance prospectively to contract modifications and hedging relationships while the one-time election to sell and/or transfer debt securities classified as HTM may be made any time after March 12, 2020. The Corporation does not expect ASU 2020-04 to have a material impact on its financial statements and disclosures.

NOTE 2—ACQUISITION

On July 16, 2021, the Corporation completed its acquisition of two branches (Branches) from CFBank, National Association (CFBank) located in Calcutta and Wellsville, Ohio. In connection with the acquisition, CFBank transferred to the Bank the land, buildings and other associated assets of the Branches; $104 million in deposits attributable to the Branches; $15 million in aggregate principal amount of subordinated debt securities issued by unrelated financial institutions; $13 million of loans attributable to the Branches and other single family residential mortgage loans and home equity lines of credit from CFBank’s Northeast Ohio loan portfolio. In addition, the Bank purchased $7.7 million in aggregate principal amount of participation interests in commercial and commercial real estate loans originated by and held in CFBank’s portfolio. An additional $7.3 million in participation interests is expected to be purchased by the Bank by December 31, 2021. As consideration for the Branches, the Bank paid CFBank the net book value of the land, building and associated assets of the Branches; a deposit premium equal to 1.75% of the average daily deposits of the Branches for the 30 days preceding the closing; and the par value of the subordinated debt securities and loans acquired by the Bank.

On January 1, 2020, the Corporation completed the acquisition by merger of Peoples and its wholly owned subsidiary, The Peoples National Bank of Mount Pleasant (Peoples Bank) in a stock and cash transaction for an aggregate consideration of approximately $10,405. In connection with the acquisition, the Corporation issued 269,920 shares of common stock and paid $5,128 in cash to the former shareholders of Peoples. As of the date of acquisition of Peoples, the estimated fair value of loans received was $55,320 and the estimated fair value of deposits assumed was $60,851. Acquisition costs of $827 pre-tax, or $680 after-tax, were expensed during the twelve-month period ended June 30, 2020. The transaction created $836 of goodwill, none of which is deductible for tax purposes.

NOTE 3—SECURITIES

The following table summarizes the amortized cost and fair value of securities available-for-sale and held-to-maturity at June 30, 2021 and 2020 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses:

Available-for-sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2021
Obligations of U.S. government-sponsored entities and agencies	$14,746	$301	$(14)	$15,033
Obligations of state and political subdivisions	73,013	3,561	(75)	76,499
U.S. Government-sponsored mortgage-backed securities - residential	90,065	1,136	(684)	90,517
U.S. Government-sponsored mortgage-backed securities - commercial	8,641	204	—	8,845
U.S. Government-sponsored collateralized mortgage obligations – residential	16,302	129	(57)	16,374
Other debt securities	500	—	(8)	492
Total available-for-sale securities	$203,267	$5,331	$(838)	$207,760

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Held-to-maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
June 30, 2021
Obligations of state and political subdivisions	$7,996	$356	$—	$8,352

Available-for-sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2020
Obligations of U.S. Treasury	$1,248	$8	$—	$1,256
Obligations of U.S. government-sponsored entities and agencies	10,133	399	—	10,532
Obligations of state and political subdivisions	60,343	3,149	—	63,492
U.S. Government-sponsored mortgage-backed securities - residential	48,645	1,515	(4)	50,156
U.S. Government-sponsored mortgage-backed securities – commercial	8,444	55	(2)	8,497
U.S. Government-sponsored collateralized mortgage obligations – residential	9,712	285	(12)	9,985
Total available-for-sale securities	$138,525	$5,411	$(18)	$143,918

Held-to-maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
June 30, 2020
Obligations of state and political subdivisions	$3,541	$327	$—	$3,868

Proceeds from sales of available-for-sale securities during fiscal year 2021 and fiscal year 2020 were as follows:

	2021	2020
Proceeds from sales	$5,545	$18,421
Gross realized gains	44	355
Gross realized losses	(30)	—

The income tax provision related to these net realized gains amounted to $3 in fiscal year 2021 and $74 in fiscal year 2020.

The amortized cost and fair values of debt securities at June 30, 2021 by expected maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities and collateralized mortgage obligations are shown separately.

Available-for-sale	Amortized Cost	Fair Value
Due in one year or less	$5,642	$5,712
Due after one year through five years	12,346	12,800
Due after five years through ten years	20,295	20,824
Due after ten years	49,976	52,688
Total	88,259	92,024
U.S. Government-sponsored mortgage-backed and related securities	115,008	115,736
Total	$203,267	$207,760

Held-to-maturity	Amortized Cost	Fair Value
Due after one year through five years	$294	$309
Due after five years through ten years	5,367	5,547
Due after ten years	2,335	2,496
Total	$7,996	$8,352

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Securities with a carrying value of approximately $96,970 and $69,048 were pledged at June 30, 2021 and 2020, respectively, to secure public deposits and commitments as required or permitted by law. At June 30, 2021 and 2020, there were no holdings of securities of any one issuer, other than obligations of U.S. government-sponsored entities and agencies, with an aggregate book value greater than 10% of shareholders’ equity.

The following table summarizes the securities with unrealized and unrecognized losses at June 30, 2021 and 2020, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or more		Total
Available-for-sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

June 30, 2021
Obligations of U.S. government-sponsored entities and agencies	$2,003	$(14)	$—	$—	$2,003	$(14)
Obligations of state and political subdivisions	7,398	(75)	—	—	7,398	(75)
Mortgage-backed securities – residential	42,378	(684)	—	—	42,378	(684)
Collateralized mortgage obligations - residential	7,707	(56)	552	(1)	8,259	(57)
Other	492	(8)	—	—	492	(8)
Total temporarily impaired	$59,978	$(837)	$552	$(1)	$60,530	$(838)

	Less than 12 Months		12 Months or more		Total
Available-for-sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

June 30, 2020
Mortgage-backed securities – residential	$—	$—	$625	$(4)	$625	$(4)
Mortgage-backed securities – commercial	1,806	(2)	—	—	1,806	(2)
Collateralized mortgage obligations – residential	1,700	(12)	—	—	1,700	(12)
Total temporarily impaired	$3,506	$(14)	$625	$(4)	$4,131	$(18)

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

As of June 30, 2021, the Corporation’s securities portfolio consisted of 312 available-for-sale and four held-to-maturity securities. There were 48 available-for-sale securities in an unrealized loss position at June 30, 2021, one of which was in a continuous loss position for twelve or more months. There were no held-to-maturity securities in an unrealized loss position at June 30, 2021. The unrealized losses within the available-for-sale securities portfolio in the 2021 fiscal year was primarily attributed to a change in rates. The mortgage-backed securities and collateralized mortgage obligations were primarily issued by Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support. The Corporation does not own any private label mortgage-backed securities. Also, management monitors the financial condition of the individual municipal securities to ensure they meet minimum credit standards. Since the Corporation does not intend to sell these securities and it is not likely the Corporation will be required to sell these securities at an unrealized loss position prior to any anticipated recovery in fair value, which may be maturity, management does not believe there is any OTTI related to these securities at June 30, 2021. Also, there was no OTTI recognized at June 30, 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2021, the Corporation owned equity securities with an amortized cost of $400. The following table presents the net unrealized gains and losses on equity securities recognized in earnings for the twelve months ended June 30, 2021 and 2020. There were no realized gains or losses on the sale of equity securities during the periods presented. The Corporation did not own any equity securities as of June 30, 2020.

	2021	2020
Unrealized gains recognized on equity securities held at the end of the period	$24	$—

NOTE 4—LOANS

Major classifications of loans were as follows as of June 30:

	2021	2020
Commercial	$112,337	$158,667
Commercial real estate:
Construction	10,525	16,235
Other	269,679	229,029
1 – 4 Family residential real estate:
Owner occupied	118,269	90,494
Non-owner occupied	19,151	19,370
Construction	9,073	9,344
Consumer	29,646	21,334
Subtotal	568,680	544,473
Net deferred loan fees and costs	(2,253)	(1,612)
Allowance for loan losses	(6,471)	(5,678)
Net loans	$559,956	$537,183

The commercial loan category in the above table includes PPP loans of $50,686 as of June 30, 2021 and $66,606 as of June 30, 2020 and a mortgage loan warehouse line of credit to another financial institution with a zero outstanding balance as of June 30, 2021 and $32,869 as of June 30, 2020. The outstanding balance of the warehouse line of credit can fluctuate significantly based on the other financial institution’s funding needs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the activity in the allowance for loan losses by portfolio segment for the year ended June 30, 2021:

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total
Allowance for loan losses:
Beginning balance	$947	$3,623	$989	$119	$5,678
Provision for loan losses	(21)	322	319	230	850
Loans charged-off	(22)	—	(4)	(122)	(148)
Recoveries	—	4	3	84	91
Total ending allowance balance	$904	$3,949	$1,307	$311	$6,471

The following table presents the activity in the allowance for loan losses by portfolio segment for the year ended June 30, 2020:

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total
Allowance for loan losses:
Beginning balance	$660	$2,575	$494	$59	$3,788
Provision for loan losses	287	1,044	497	152	1,980
Loans charged-off	—	—	(6)	(140)	(146)
Recoveries	—	4	4	48	56
Total ending allowance balance	$947	$3,623	$989	$119	$5,678

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2021. Included in the recorded investment in loans is $1,184 of accrued interest receivable.

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1	$—	$3	$—	$4
Acquired loans collectively evaluated for impairment	—	83	77	—	160
Originated loans collectively evaluated for impairment	903	3,866	1,227	311	6,307
Total ending allowance balance	$904	$3,949	$1,307	$311	$6,471

Recorded investment in loans:
Loans individually evaluated for impairment	$437	$921	$596	$—	$1,954
Acquired loans collectively evaluated for impairment	834	6,542	21,363	6,488	35,227
Originated loans collectively evaluated for impairment	109,016	272,563	125,689	23,162	530,430
Total ending loans balance	$110,287	$280,026	$147,648	$29,650	$567,611

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

The following table presents information related to loans individually evaluated for impairment by class of loans as of and for the year ended June 30, 2021:

	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial	$421	$303	$—	$153	$—	$—
Commercial real estate:
Other	1,062	921	—	902	7	7
1-4 Family residential real estate:
Owner occupied	409	367	—	539	20	20
Non-owner occupied	267	202	—	216	—	—
With an allowance recorded:
Commercial	133	134	1	150	8	8
Commercial real estate:
Other	—	—	—	120	7	7
1-4 Family residential real estate:
Owner occupied	28	27	3	16	—	—
Total	$2,320	$1,954	$4	$2,096	$42	$42

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

The following table presents the recorded investment in non-accrual and loans past due over 90 days still on accrual by class of loans as of June 30, 2021 and 2020:

	June 30, 2021		June 30, 2020
		Loans Past Due		Loans Past Due
		Over 90 Days		Over 90 Days
		Still		Still
	Non-accrual	Accruing	Non-accrual	Accruing
Commercial	$303	$—	$21	$—
Commercial real estate:
Other	874	—	785	—
1 – 4 Family residential:
Owner occupied	392	—	143	29
Non-owner occupied	202	—	236	—
Consumer	—	—	—	12
Total	$1,771	$—	$1,185	$41

Non-accrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the aging of the recorded investment in past due loans as of June 30, 2021 by class of loans:

	Days Past Due
	30 –59	60 - 89	90 Days or	Total	Loans Not
	Days	Days	Greater	Past Due	Past Due	Total
Commercial	$—	$—	$—	$—	$110,287	$110,287
Commercial real estate:
Construction	—	—	—	—	10,478	10,478
Other	—	175	629	804	268,744	269,548
1-4 Family residential:
Owner occupied	29	—	365	394	118,937	119,331
Non-owner occupied	—	—	—	—	19,148	19,148
Construction	—	—	—	—	9,169	9,169
Consumer	95	11	—	106	29,544	29,650
Total	$124	$186	$994	$1,304	$566,307	$567,611

The above table of past due loans includes the recorded investment in non-accrual loans of $994 in the 90 days or greater category and $777 in the loans not past due category.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the aging of the recorded investment in past due loans as of June 30, 2020 by class of loans:

	Days Past Due
	30 –59	60 - 89	90 Days or	Total	Loans Not
	Days	Days	Greater	Past Due	Past Due	Total
Commercial	$—	$—	$21	$21	$157,307	$157,328
Commercial real estate:
Construction	—	—	—	—	16,241	16,241
Other	—	2	628	630	229,086	229,716
1-4 Family residential:
Owner occupied	—	—	172	172	91,102	91,274
Non-owner occupied	—	—	—	—	19,410	19,410
Construction	—	—	—	—	9,435	9,435
Consumer	127	49	12	188	21,205	21,393
Total	$127	$51	$833	$1,011	$543,786	$544,797

The above table of past due loans includes the recorded investment in non-accrual loans of $2 in the 60-89 days, $792 in the 90 days or greater category and $391 in the loans not past due category.

Troubled Debt Restructurings (TDR):

The Corporation has certain loans that have been modified in order to maximize collection of loan balances that are classified as TDRs. A modified loan is usually classified as a TDR if, for economic reasons, management grants a concession to the original terms and conditions of the loan to a borrower who is experiencing financial difficulties that it would not have otherwise considered. In response to COVID-19, on March 22, 2020, the Corporation adopted a loan modification program to assist borrowers impacted by the virus. The program is available to most borrowers whose loan was not past due on March 22, 2020, the date this loan modification program was adopted. The program offers principal and interest payment deferrals for up to 90 days or interest only payments for up to 90 days. Borrowers are eligible for an additional 90 days of payment deferrals if situations warrant a need for an extension. Interest will be deferred but will continue to accrue during the deferment period and the maturity date on amortizing loans will be extended by the number of months the payment was deferred. Consistent with issued regulatory guidance, modifications made under this program in response to COVID-19 will not be classified as TDRs. As of June 30, 2021, eight borrowers with an aggregate outstanding balance of $198 are in payment deferral status under this loan modification program that are not classified as TDRs.

On June 30, 2021 and 2020, the Corporation had $688 and $974, respectively, of loans classified as TDRs which are included in impaired loans above. On June 30, 2021 and 2020, the Corporation had $4 and $12, respectively, of specific reserves allocated to these loans. For the year ended June 30, 2021, there were no loans modified that were classified as a troubled debt restructuring.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were no loans classified as troubled debt restructurings for which there was a payment default within 12 months following the modification during the twelve-month periods ended June 30, 2021 and 2020. A loan is considered in payment default once it is 90 days contractually past due under the modified terms.

Credit Quality Indicators:

The Corporation categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Corporation analyzes loans individually by classifying the loans as to credit risk. This analysis includes loans with a total outstanding loan relationship greater than $100 and non-homogeneous loans, such as commercial and commercial real estate loans. This analysis is performed monthly. The Corporation uses the following definitions for risk ratings:

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

Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, based on currently existing facts, conditions, and values, highly questionable and improbable.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Loans listed as not rated are either less than $100 or are included in groups of homogeneous loans. These loans are evaluated based on delinquency status, which was discussed previously.

As of June 30, 2021, and based on the most recent analysis performed, the recorded investment by risk category of loans by class of loans is as follows:

		Special			Not
	Pass	Mention	Substandard	Doubtful	Rated
Commercial	$109,118	$280	$309	$303	$277
Commercial real estate:
Construction	10,478	—	—	—	—
Other	259,327	3,700	4,718	874	929
1-4 Family residential real estate:
Owner occupied	1,715	—	6	392	117,218
Non-owner occupied	18,312	163	197	202	274
Construction	1,849	—	—	—	7,320
Consumer	694	—	—	—	28,956
Total	$401,493	$4,143	$5,230	$1,771	$154,974

As of June 30, 2020, and based on the most recent analysis performed, the recorded investment by risk category of loans by class of loans is as follows:

		Special			Not
	Pass	Mention	Substandard	Doubtful	Rated
Commercial	$152,911	$143	$3,979	$21	$274
Commercial real estate:
Construction	16,241	—	—	—	—
Other	220,311	1,469	5,378	785	1,773
1-4 Family residential real estate:
Owner occupied	2,419	—	334	—	88,521
Non-owner occupied	18,435	186	223	236	330
Construction	3,234	—	—	—	6,201
Consumer	153	—	—	—	21,240
Total	$413,704	$1,798	$9,914	$1,042	$118,339

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5—PREMISES AND EQUIPMENT

Major classifications of premises and equipment were as follows as of June 30:

	2021	2020
Land	$1,603	$1,603
Land improvements	381	349
Building and leasehold improvements	15,522	14,191
Furniture, fixture and equipment	6,616	6,333
Total premises and equipment	24,122	22,476
Accumulated depreciation and amortization	(8,329)	(7,575)
Premises and equipment, net	$15,793	$14,901

Depreciation expense was $940 and $1,044 for the years ended June 30, 2021 and 2020, respectively.

As of June 30, 2021, the Corporation leased real estate for seven office locations and various equipment under operating lease agreements. The lease agreements have maturity dates ranging from one year or less to May 31, 2035, including extension periods. Lease agreements for three locations have a lease term of 12 months or less and are therefore considered short-term leases. The weighted average remaining life of the lease term for the leases with a term over 12 months was 87.68 months as of June 30, 2021.

Rent expense for all the operating leases was $205 and $196 for the twelve-month periods ended June 30, 2021 and 2020, respectively. The right-of-use asset, included in premises and equipment, and the lease liability, included in other liabilities, were $1,177 and $473 as of June 30, 2021 and 2020, respectively.

Total estimated rental commitments for the operating leases with a term over 12 months were as follows as of June 30, 2021:

Period Ending June 30
2022	$167
2023	167
2024	146
2025	114
Thereafter	685
Total	$1,279

NOTE 6 – GOODWILL AND ACQUIRED INTANGIBLE ASSETS

The change in goodwill was as follows:

	2021	2020
Beginning of year	$836	$—
Acquired goodwill	—	836
Ending balance as of June 30,	$836	$836

The following table summarizes the Corporation’s acquired intangible assets as of June 30, 2021 and 2020.

	June 30, 2021		June 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core deposit intangible	$270	$41	$270	$14

Goodwill and the core deposit intangible assets resulted from the acquisition of Peoples that was completed on January 1, 2020. Goodwill represents the excess of the total purchase price paid for the acquisition over the fair value of the identifiable assets acquired, net of the fair value of the liabilities assumed. Goodwill is not amortized but is evaluated for impairment on an annual basis or whenever events or changes in circumstances indicate the asset might be impaired. Impairment exists when a reporting unit’s carrying amount exceeds its fair value. For the goodwill impairment analysis, the Corporation is the only reporting unit. Management performed a qualitative impairment test of the Corporation’s goodwill during the fourth quarter of the 2021 fiscal year. Based on this test, management concluded that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment. Goodwill is the only intangible asset on the Corporation’s balance sheet with an indefinite life.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The core deposit intangible asset is amortized on a straight-line basis over ten years. The Corporation recorded intangible amortization expense of $27 in 2021 and $14 in 2020. The intangible amortization expense for the core deposit intangible asset recorded as of June 30, 2021 is expected to be $27 per year for each of the next five fiscal years and $94 thereafter. The core deposit intangible asset that will be recorded for the two branches that were purchased and closed on July 16, 2021 will impact these numbers.

NOTE 7—DEPOSITS

Interest-bearing deposits as of June 30, 2021 and 2020 were as follows:

	2021	2020
Demand	$127,447	$99,173
Savings and money market	282,761	228,567
Time:
$250 and over	18,488	36,747
Other	69,051	78,635
Total	$497,747	$443,122

Scheduled maturities of time deposits at June 30, 2021 were as follows:

Twelve Months Ending June 30
2022	$56,866
2023	21,554
2024	2,151
2025	3,579
2026	1,415
Thereafter	1,974
$87,539

As of June 30, 2021, FHLB public unit deposit standby letters of credit of $7,000 were issued to collateralize public fund deposits.

NOTE 8—SHORT-TERM BORROWINGS

Short-term borrowings consisted of repurchase agreements and federal funds purchased. Information concerning all short-term borrowings at June 30, 2021 and 2020, maturing in less than one year is summarized as follows:

	2021	2020
Balance at June 30	$12,203	$6,943
Average balance during the year	8,895	4,306
Maximum month-end balance	13,275	7,705
Average interest rate during the year	0.10%	1.00%
Weighted average rate, June 30	0.05%	0.25%

Securities sold under agreements to repurchase are utilized to facilitate the needs of our customers. Physical control is maintained for all securities pledged to secure repurchase agreements. Securities available-for-sale pledged for repurchase agreements as of June 30, 2021 and 2020 are presented in the following table:

	Overnight and Continuous
	2021	2020
U.S. government-sponsored entities and agencies pledged	$767	$1,031
Residential mortgage-backed securities pledged	6,493	2,720
Commercial mortgage-backed securities	6,042	3,288
Total pledged	$13,302	$7,039
Repurchase agreements	$12,203	$6,943

Total interest expense on short-term borrowings was $9 and $43 for the years ended June 30, 2021 and 2020, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9—FEDERAL HOME LOAN BANK ADVANCES

A summary of Federal Home Loan Bank (FHLB) advances were as follows:

			June 30, 2021		June 30, 2020
	Stated Interest Rate Range			Weighted Average		Weighted Average
Advance Type	From	To	Amount	Rate	Amount	Rate
Fixed rate, amortizing	1.37%	1.37%	$350	1.37%	$461	1.37%
Fixed rate	0.90	1.97	17,700	1.40	24,200	1.59
Variable rate	—	—	—	—	6,500	0.26

Each fixed rate advance has a prepayment penalty equal to the present value of 100% of the lost cash flow based upon the difference between the contract rate on the advance and the current rate on a comparable new advance. The following table is a summary of the scheduled principal payments for all advances:

Twelve Months Ending June 30	Principal Payments
2022	$1,799
2023	79
2024	6,567
2025	5,556
Thereafter	4,049
Total	$18,050

Pursuant to collateral agreements with the FHLB, advances are secured by all the stock invested in the FHLB and certain qualifying first mortgage and multi-family loans. The advances were collateralized by $127,703 and $92,056 of first mortgage and multi-family loans under a blanket lien arrangement at June 30, 2021 and 2020, respectively. Based on this collateral and the Corporation’s holdings of FHLB stock, the Bank was eligible to borrow up to a total of $65,491 in additional advances at June 30, 2021.

NOTE 10—EMPLOYEE BENEFIT PLANS

The Bank maintains a 401(k) savings and retirement plan that permits eligible employees to make before- or after-tax contributions to the plan, subject to the dollar limits from Internal Revenue Service regulations. The Bank matches 100% of the employee’s voluntary contributions to the plan based on the amount of each participant’s contributions up to a maximum of 4% of eligible compensation. All regular full-time and part-time employees who complete six months of service and are at least 21 years of age are eligible to participate. Amounts charged to operations were $321 and $282 for the years ended June 30, 2021 and 2020, respectively.

The Bank maintains a nonqualified Salary Continuation Plan (SCP) to reward and encourage certain Bank executives to remain employees of the Bank. The SCP is considered an unfunded plan for tax and Employee Retirement Income Security Act (ERISA) purposes and all obligations arising under the SCP are payable from the general assets of the Corporation. The estimated present value of future benefits to be paid to certain current and former executives totaled $3,140 as of June 30, 2021 and $2,695 as of June 30, 2020 and is included in other liabilities. For purposes of calculating the present value of future benefits, a discount rate of 3.0% was in effect at June 30, 2021 and 4.0% was in effect at June 30, 2020. For the years ended June 30, 2021 and 2020, $530 and $305, respectively, have been charged to expense in connection with the SCP. Distributions to participants were $85 for each year ended June 30, 2021 and 2020.

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

The following table summarizes the status of the restricted stock awards:

	Restricted Stock Awards	Weighted- Average Grant Date Fair Value Per Share
Outstanding at June 30, 2020	8,686	$19.31
Granted	12,522	15.70
Vested	(9,747)	17.22
Non-vested at June 30, 2021	11,461	$17.14

There was $168 in expense recognized in the 2021 fiscal year and $159 in expense recognized in the 2020 fiscal year in connection with the restricted stock awards. As of June 30, 2021, there was $125 of total unrecognized compensation expense related to non-vested shares and the expense is expected to be recognized over the next three years.

NOTE 11—INCOME TAXES

The provision for income taxes consisted of the following for the years ended June 30, calculated utilizing a statutory federal income tax rate of 21.0%:

	2021	2020
Current income taxes	$2,170	$1,273
Deferred income tax benefit	(320)	(361)
Total income tax expense	$1,850	$912

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The net deferred income tax asset consisted of the following components at June 30:

	2021	2020
Deferred tax assets:
Allowance for loan losses	$1,317	$1,119
Deferred compensation	896	722
Deferred income	32	46
Non-accrual loan interest income	54	42
Other	1	9
Gross deferred tax asset	2,300	1,938

Deferred tax liabilities:
Depreciation	(718)	(742)
Loan fees	(498)	(402)
FHLB stock dividends	(102)	(102)
Prepaid expenses	(56)	(72)
Intangible assets	(88)	(102)
Net unrealized securities gain	(944)	(1,132)
Gross deferred tax liabilities	(2,406)	(2,552)
Net deferred liability	$(106)	$(614)

The difference between the provision for income taxes and amounts computed by applying the statutory income tax rate of 21.0% to income before taxes consisted of the following for the years ended June 30:

	2021	2020
Income taxes computed at the statutory rate on pretax income	$2,276	$1,352
Tax exempt income	(360)	(317)
Cash surrender value income and death benefit	(55)	(124)
Tax credit	(22)	(25)
Other non-deductible expenses	11	26
Total income tax expense	$1,850	$912

The effective tax rate was 17.1% for the year ended June 30, 2021 compared to 14.2% for the year ended June 30, 2020. At June 30, 2021 and June 30, 2020, the Corporation had no unrecognized tax benefits recorded. The Corporation does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months. There were no interest or penalties recorded for the years ended June 30, 2021 and 2020 and there were no amounts accrued for interest and penalties at June 30, 2021 and 2020.

The Corporation and the Bank are subject to U.S. federal income tax as an income-based tax and a capital-based franchise tax in the State of Ohio. The Corporation and the Bank are no longer subject to examination by taxing authorities for years before 2017.

NOTE 12—RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Bank has granted loans to certain executive officers, directors, and their affiliates. A summary of activity during the year ended June 30, 2021 of related party loans were as follows:

Principal balance, July 1	$5,354
New loans, net of refinancing	61
Repayments	(635)
Changes due to changes in related parties	(2,444)
Principal balance, June 30	$2,336

Deposits from executive officers, directors and their affiliates totaled $5,500 at June 30, 2021 and $4,332 at June 30, 2020.

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

As of fiscal year-end 2021 and 2020, the Corporation met the definition of a Small Bank Holding Company and, therefore, was exempt from maintaining consolidated regulatory capital ratios. Instead, regulatory capital ratios only apply at the subsidiary bank level. The Basel III Capital Rules became effective for the Bank on January 1, 2015 and certain provisions were subject to a phase-in period. The implementation of the capital conservation buffer was phased in from 0.625% on January 1, 2016 to 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of Common Equity Tier 1 capital to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of June 30, 2021, the Bank met all capital adequacy requirements to which it was subject.

The following table presents actual and required capital ratios as of June 30, 2021 and June 30, 2020 for the Bank:

	Actual		Minimum Capital Required – Basel III (1)		Minimum Required To Be Considered Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2021
Common equity Tier 1 to risk-weighted assets	$64.7	11.87%	$24.5	4.50%	$35.4	6.50%
Tier 1 capital to risk weighted assets	64.7	11.87	32.7	6.00	43.6	8.00
Total capital to risk weighted assets	71.2	13.06	43.6	8.00	54.5	10.00
Tier 1 capital to average assets	64.7	7.83	33.1	4.00	41.3	5.00

	Actual		Minimum Capital Required - Basel III (1)		Minimum Required To Be Considered Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2020
Common equity Tier 1 to risk-weighted assets	$57.6	11.55%	$22.4	4.50%	$32.4	6.50%
Tier 1 capital to risk weighted assets	57.6	11.55	29.9	6.00	39.9	8.00
Total capital to risk weighted assets	63.2	12.69	39.9	8.00	49.8	10.00
Tier 1 capital to average assets	57.6	8.04	28.7	4.00	35.8	5.00
(1)	These amounts exclude the capital conservation buffer.

As of the latest regulatory examination, the Bank was categorized as well capitalized. There are no conditions or events since that examination that management believes may have changed the Bank’s category.

The Corporation’s principal source of funds for dividend payment is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. As of June 30, 2021 the Bank could, without prior approval, declare a dividend of approximately $8,741.

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

The Bank evaluates each customer’s credit on a case-by-case basis. The amount of collateral obtained is based on management’s credit evaluation of the customer. The amount of commitments to extend credit and the exposure to credit loss for non-performance by the customer (before considering collateral) was $118,284 and $98,923 as of June 30, 2021 and 2020, respectively. Of the June 30, 2021 commitments, $93,030 carried variable rates and $25,254 carried fixed rates of interest ranging from 2.99% to 6.75% with maturity dates from July 2021 to July 2052. Of the June 30, 2020 commitments, $75,614 carried variable rates and $23,309 carried fixed rates of interest ranging from 3.25% to 6.75% with maturity dates from September 2020 to August 2051. Financial standby letters of credit were $1,015 and $2,103 as of June 30, 2021 and 2020, respectively. In addition, commitments to extend credit of $10,634 and $10,323 as of June 30, 2021 and 2020, respectively, were available to checking account customers related to the overdraft protection program. Since some loan commitments expire without being used, the amount does not necessarily represent future cash commitments.

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

Financial assets and financial liabilities measured at fair value on a recurring basis include the following:

Securities available-for-sale and equity securities: When available, the fair values of available-for-sale and equity securities are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs). For securities where quoted market prices are not available, fair values are calculated based on market prices of similar securities (Level 2 inputs). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other unobservable inputs (Level 3 inputs).

Assets and liabilities measured at fair value on a recurring basis are summarized below, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value Measurements at June 30, 2021 Using
Assets:	Balance at June 30, 2021	Level 1	Level 2	Level 3
Obligations of U.S. government-sponsored entities and agencies	$15,033	—	$15,033	—
Obligations of states and political subdivisions	76,499	—	76,499	—
U.S. government-sponsored mortgage-backed securities - residential	90,517	—	90,517	—
U.S. government-sponsored mortgage-backed securities - commercial	8,845	—	8,845	—
U.S. government-sponsored collateralized mortgage obligations	16,374	—	16,374	—
Other debt securities	492	—	492	—
Equity securities	424	—	424	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measurements at June 30, 2020 Using
Assets:	Balance at June 30, 2020	Level 1	Level 2	Level 3
Obligations of U.S. Treasury	$1,256	$—	$1,256	$—
Obligations of U.S. government-sponsored entities and agencies	10,532	—	10,532	—
Obligations of states and political subdivisions	63,492	—	63,492	—
U.S. government-sponsored mortgage-backed securities - residential	50,156	—	50,156	—
U.S. government-sponsored mortgage-backed securities - commercial	8,497	—	8,497	—
U.S. government-sponsored collateralized mortgage obligations	9,985	—	9,985	—

There were no transfers between Level 1 and Level 2 during the 2021 or the 2020 fiscal year.

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

Other Real Estate and Repossessed Assets Owned: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Real estate owned properties and other repossessed assets, which are primarily vehicles, are evaluated on a quarterly basis for additional impairment and adjusted accordingly. There was no other real estate owned or other repossessed assets being carried at fair value as of June 30, 2021 or June 30, 2020.

There were no assets measured at fair value on a non-recurring basis at June 30, 2021 or 2020 and there was no impact to the provision for loan losses for the twelve months ended June 30, 2021 or 2020.

The following table shows the estimated fair values of financial instruments that are reported at amortized cost in the Corporation’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	2021		2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Level 1 inputs:
Cash and cash equivalents	$18,529	$18,529	$9,659	$9,659
Level 2 inputs:
Certificates of deposit in other financial institutions	5,825	5,955	11,635	11,889
Loans held for sale	1,457	1,488	3,507	3,566
Accrued interest receivable	2,077	2,077	2,646	2,646
Level 3 inputs:
Securities held-to-maturity	7,996	8,352	3,541	3,868
Loans, net	559,956	560,208	537,183	548,247
Financial Liabilities:
Level 2 inputs:
Demand and savings deposits	639,310	639,310	517,973	517,973
Time deposits	87,539	88,147	115,382	116,238
Short-term borrowings	12,203	12,203	6,943	6,943
Federal Home Loan Bank advances	18,050	18,247	31,161	31,571
Accrued interest payable	51	51	107	107

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16—PARENT COMPANY FINANCIAL STATEMENTS

The condensed financial information of Consumers Bancorp. Inc. (parent company only) follows:

	June 30, 2021	June 30, 2020
Condensed Balance Sheets
Cash	$226	$258
Equity securities, at fair value	424	—
Other assets	38	274
Investment in subsidiary	69,267	62,853
Total assets	$69,955	$63,385

Other liabilities	$55	$145
Shareholders’ equity	69,900	63,240
Total liabilities & shareholders’ equity	$69,955	$63,385

	Year Ended June 30, 2021	Year Ended June 30, 2020
Condensed Statements of Income and Comprehensive Income
Cash dividends from Bank subsidiary	$2,050	$6,120
Other income	46	25
Other expense	281	1,050
Income before income taxes and equity in undistributed net income of subsidiary	1,815	5,095
Income tax benefit	(49)	(189)
Income before equity in undistributed net income of Bank subsidiary	1,864	5,284
Equity in undistributed net income of subsidiary	7,124	243
Net income	$8,988	$5,527
Comprehensive income	$8,278	$8,221

Condensed Statements of Cash Flows	Year Ended June 30, 2021	Year Ended June 30, 2020
Cash flows from operating activities:
Net income	$8,988	$5,527
Equity in undistributed net income of Bank subsidiary	(7,124)	(243)
Securities amortization and accretion, net	—	(8)
Change in other assets and liabilities	122	(158)
Net cash flows from operating activities	1,986	5,118
Cash flows from investing activities:
Purchase of equity securities	(400)	—
Proceeds from sale of available-for-sale securities	—	1,654
Acquisition	—	(5,128)
Net cash flows from investing activities	(400)	(3,474)
Cash flows from financing activities:
Dividend paid	(1,785)	(1,554)
Issuance of treasury stock for stock awards	167	130
Net cash flows from financing activities	(1,618)	(1,424)
Change in cash and cash equivalents	(32)	220
Beginning cash and cash equivalents	258	38
Ending cash and cash equivalents	$226	$258

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17—EARNINGS PER SHARE

Basic earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period and is equal to net income divided by the weighted average number of shares outstanding during the period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares that may be issued upon the vesting of restricted stock awards. There were 1,711 shares of restricted stock that were anti-dilutive for the year ending June 30, 2021. There were 1,655 shares of restricted stock that were anti-dilutive for the year ending June 30, 2020. The following table details the calculation of basic and diluted earnings per share:

	For the year Ended June 30,
	2021	2020
Basic:
Net income available to common shareholders	$8,988	$5,527
Weighted average common shares outstanding	3,019,118	2,874,234
Basic income per share	$2.98	$1.92

Diluted:
Net income available to common shareholders	$8,988	$5,527
Weighted average common shares outstanding	3,019,118	2,874,234
Dilutive effect of restricted stock	—	—
Total common shares and dilutive potential common shares	3,019,118	2,874,234
Dilutive income per share	$2.98	$1.92

NOTE 18–ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive income related to unrealized gains (losses) on available-for-sale securities for the periods ended June 30, 2021 and June 30, 2020, were as follows:

	Pretax	Tax Effect	After-tax	Affected Line Item in Consolidated Statements of Income

Balance as of June 30, 2019	$1,982	$(416)	$1,566
Unrealized holding gain on available-for-sale securities arising during the period	3,766	(791)	2,975
Amounts reclassified from accumulated other comprehensive income	(355)	74	(281)	(a)(b)
Net current period other comprehensive income	3,411	(717)	2,694
Balance as of June 30, 2020	$5,393	$(1,133)	$4,260
Unrealized holding loss on available-for-sale securities arising during the period	$(886)	$187	$(699)
Amounts reclassified from accumulated other comprehensive income	(14)	3	(11)	(a)(b)
Net current period other comprehensive loss	(900)	190	(710)
Balance as of June 30, 2021	$4,493	$(943)	$3,550

(a) Securities gain, net

(b) Income tax expense

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 – REVENUE RECOGNITION

On July 1, 2018, the Corporation adopted ASU 2014-09 "Revenue from Contracts with Customers" (Topic 606) and all subsequent ASUs that modified Topic 606. Interest income, net securities gains (losses), gains from the sale of mortgage loans and bank-owned life insurance are not included within the scope of Topic 606. For the revenue streams in the scope of Topic 606, service charges on deposits and electronic banking fees, there are no significant judgments related to the amount and timing of revenue recognition. All the Corporation's revenue from contracts with customers is recognized within noninterest income.

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

The following table presents the Corporation's sources of noninterest income for the year ended June 30, 2021 and 2020.

	For the year Ended June 30,
	2021	2020
Noninterest income
In scope of Topic 606:
Service charges on deposit accounts	$1,220	$1,350
Debit card interchange income	1,891	1,575
Other income	304	291

Noninterest income (in scope of Topic 606)	3,415	3,216
Noninterest income (out-of-scope of Topic 606)	1,051	1,487

Total noninterest income	$4,466	$4,703

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

Management’s Report on Internal Control Over Financial Reporting

The management of Consumers Bancorp, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by the board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2021 based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in 2013. Based on that assessment, we have concluded that, as of June 30, 2021, our internal control over financial reporting is effective based on those criteria.

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

Changes In Internal Control Over Financial Reporting

There were no changes in the Corporation’s internal controls over financial reporting that occurred during the fourth quarter of fiscal year 2021 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal controls over financial reporting.

Item 9B—Other Information

None.

PART III

Item 10— Directors, Executive Officers and Corporate Governance

The information required by this item is set forth in the Corporation’s Proxy Statement dated September 16, 2021, under the captions “Election of Directors,” “Directors and Executive Officers,” “The Board of Directors and its Committees,” “Delinquent Section 16(a) Reports,” and “Certain Transactions and Relationships and Legal Proceedings,” and is incorporated herein by reference.

The Corporation’s Code of Ethics Policy, which is applicable to all directors, officers and employees of the Corporation, and its Code of Ethics for Principal Financial Officers, which is applicable to the principal executive officer and the principal financial officer, are each available on the Investor Relations section under Governance Documents of the Corporation’s website (www.consumers.bank). Copies of either of the Code of Ethics Policies are also available in print to shareholders upon request, addressed to the Corporate Secretary at Consumers Bancorp, Inc., 614 East Lincoln Way, Minerva, Ohio 44657. The Corporation intends to post amendments to or waivers from either of its Code of Ethics Policies on its website.

Item 11—Executive Compensation

The information required by this item is set forth in the Corporation’s Proxy Statement dated September 16, 2021 under the captions “Director Compensation,” “Executive Compensation,” “Defined Contribution Plan,” “Outstanding Equity Awards at Fiscal Year-End,” and “Salary Continuation Program,” and is incorporated herein by reference.

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth information about common stock authorized for issuance, segregated between stock-based compensation plans approved by shareholders and stock-based compensation plans not approved by shareholders, as of June 30, 2021. Additional information regarding stock-based compensation plans is presented in Note 10 - Employee Benefit Plans to the Consolidated Financial Statements located elsewhere in this report.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities issuable under outstanding options, warrants and rights)
Plans approved by shareholders	—	—	64,452
Plans not approved by shareholders	—	—	—
Total	—	—	64,452

The remaining information required by this item is set forth in the Corporation’s Proxy Statement, dated September 16, 2021, under the caption “Security Ownership of Certain Beneficial Owners,” and is incorporated herein by reference.

Item 13—Certain Relationships and Related Transactions, and Director Independence

The information required by this item is set forth in the Corporation’s Proxy Statement, dated September 16, 2021, under the caption “Certain Transactions and Relationships and Legal Proceedings,” and is incorporated herein by reference.

Item 14— Principal Accounting Fees and Services

The information required by this item is set forth in the Corporation’s Proxy Statement, dated September 16, 2021, under the caption “Principal Accounting Fees and Services,” and is incorporated herein by reference.

PART IV

Item 15— Exhibit and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	The report of independent registered accounting firm and the consolidated financial statements appearing in Item 8.

(2)	Financial statement schedules are omitted as they are not required or are not applicable, or the required information is included in the financial statements.

(3)	The exhibits required by this item are listed in the Exhibit Index of this Form 10-K.

(b)	The exhibits to this Form 10-K begin on page 59 of this report.

(c)	See Item 15(a)(2) above.

Item 16—Form 10-K Summary

Not applicable.

EXHIBIT INDEX

Exhibit Number	Description of Document
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

3.2	Amended and Restated Code of Regulations of the Corporation. Reference is made to Form 10-K (File No. 033-79130) of the Corporation filed September 15, 2008, which is incorporated herein by reference.

4	Form of Certificate of Common Shares. Reference is made to Form 10-KSB (File No. 033-79130) of the Corporation filed September 30, 2002, which is incorporated herein by reference.

4.1	Description of Securities of Consumers Bancorp, Inc. Reference is made to Form 10-K of the Corporation filed September 23, 2020, which is incorporated herein by reference.

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

10.11	Form of Salary Continuation Agreement. Reference is made to Form 8-K (File No. 033-79130) of the Corporation filed December 29, 2020, which is incorporated herein by reference.

10.12

Branch Purchase and Assumption Agreement entered into with CFBank National Association on December 29, 2020. Reference is made to Form 10-Q (File No. 033-79130) of the Corporation filed February 12, 2021, which is incorporated herein by reference.

21	Subsidiaries of Consumers Bancorp, Inc. Filed with this Annual Report on Form 10-K.

23.1	Consent of Plante & Moran, PLLC

23.2	Consent of Crowe LLP

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following material from Consumers Bancorp, Inc.’s Form 10-K Report for the year ended June 30, 2021, formatted in XBRL (Extensible Business Reporting Language) includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Income, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statement of Changes in Shareholders’ Equity, (5) Consolidated Statements of Cash Flows, and (6) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSUMERS BANCORP, INC.

Date: September 16, 2021	By:	/s/ Ralph J. Lober, II
President and Chief Executive Officer (principal executive officer)

	By:	/s/ Renee K. Wood
Chief Financial Officer and Treasurer (principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 16, 2021.

Signatures	Signatures

/s/ Laurie L. McClellan	/s/ Ralph J. Lober, II
Laurie L. McClellan Chairman of the Board of Directors	Ralph J. Lober, II President, Chief Executive Officer and Director (principal executive officer)

/s/ Renee K. Wood	/s/ John P. Furey
Renee K. Wood Chief Financial Officer and Treasurer (principal financial officer)	John P. Furey Director

/s/ Bradley Goris	/s/ Richard T. Kiko, Jr.
Bradley Goris Director	Richard T. Kiko, Jr. Director

/s/ Shawna L’Italien	/s/ Frank L. Paden
Shawna L’Italien Director	Frank L. Paden Director

/s/ John W. Parkinson	/s/ Harry W. Schmuck, Jr.
John W. Parkinson Director	Harry W. Schmuck, Jr. Director

/s/ Michael A. Wheeler
Michael A. Wheeler Director