Form 10-Q
period 2021-09-30
CONSUMERS BANCORP INC /OH/
filed 2021-11-12
CIK 1006830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

OR

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

Commission File No. 033-79130

CONSUMERS BANCORP, INC.

(Exact name of registrant as specified in its charter)

Ohio	34-1771400
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

614 East Lincoln Way, P.O. Box 256, Minerva, Ohio	44657
(Address of principal executive offices)	(Zip Code)

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
None

There were 3,048,671 shares of Registrant’s common stock, no par value, outstanding as of November 8, 2021.

CONSUMERS BANCORP, INC. FORM 10-Q QUARTER ENDED September 30, 2021

Table of Contents

Page Number (s)

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

CONSUMERS BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)	September 30, 2021 (unaudited)	June 30, 2021
ASSETS
Cash on hand and noninterest-bearing deposits in financial institutions	$10,104	$8,902
Federal funds sold and interest-bearing deposits in financial institutions	76,988	9,627
Total cash and cash equivalents	87,092	18,529
Certificates of deposit in other financial institutions	5,560	5,825
Securities, available-for-sale	245,414	207,760
Securities, held-to-maturity (fair value of $8,219 at September 30, 2021 and $8,352 at June 30, 2021)	7,896	7,996
Equity securities, at fair value	424	424
Federal bank and other restricted stocks, at cost	2,472	2,472
Loans held for sale	1,803	1,457
Total loans	577,161	566,427
Less allowance for loan losses	(6,677)	(6,471)
Net loans	570,484	559,956
Cash surrender value of life insurance	9,767	9,702
Premises and equipment, net	16,469	15,793
Goodwill	2,452	836
Core deposit intangible, net	513	229
Accrued interest receivable and other assets	3,540	2,825
Total assets	$953,886	$833,804

LIABILITIES
Deposits
Noninterest-bearing demand	$243,418	$229,102
Interest bearing demand	145,686	127,447
Savings	338,502	282,761
Time	121,580	87,539
Total deposits	849,186	726,849

Short-term borrowings	10,773	12,203
Federal Home Loan Bank advances	16,300	18,050
Accrued interest and other liabilities	6,475	6,802
Total liabilities	882,734	763,904
Commitments and contingent liabilities

SHAREHOLDERS’ EQUITY
Preferred stock (no par value, 350,000 shares authorized, none outstanding)	—	—
Common stock (no par value, 8,500,000 shares authorized; 3,124,053 shares issued as of September 30, 2021 and June 30, 2021)	20,113	20,011
Retained earnings	49,844	47,663
Treasury stock, at cost (75,382 and 95,953 common shares as of September 30, 2021 and June 30, 2021, respectively)	(1,117)	(1,324)
Accumulated other comprehensive income	2,312	3,550
Total shareholders’ equity	71,152	69,900
Total liabilities and shareholders’ equity	$953,886	$833,804

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months ended September 30,
(Dollars in thousands, except per share amounts)	2021	2020

Interest and dividend income
Loans, including fees	$7,068	$6,489
Securities, taxable	711	372
Securities, tax-exempt	478	420
Equity securities	8	—
Federal bank and other restricted stocks	20	18
Federal funds sold and other interest-bearing deposits	50	47
Total interest and dividend income	8,335	7,346
Interest expense
Deposits	296	577
Short-term borrowings	2	4
Federal Home Loan Bank advances	64	71
Total interest expense	362	652
Net interest income	7,973	6,694
Provision for loan losses	190	130
Net interest income after provision for loan losses	7,783	6,564

Noninterest income
Service charges on deposit accounts	358	307
Debit card interchange income	509	456
Gain on sale of mortgage loans	258	236
Bank owned life insurance income	65	66
Other	83	76
Total noninterest income	1,273	1,141

Noninterest expenses
Salaries and employee benefits	3,247	2,691
Occupancy and equipment	708	640
Data processing expenses	214	186
Debit card processing expenses	268	238
Professional and director fees	344	237
FDIC assessments	84	61
Franchise taxes	133	109
Marketing and advertising	214	134
Telephone and network communications	114	84
Amortization of intangible	11	6
Other	495	413
Total noninterest expenses	5,832	4,799
Income before income taxes	3,224	2,906
Income tax expense	559	505
Net income	$2,665	$2,401

Basic and diluted earnings per share	$0.88	$0.80

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)	Three Months ended September 30,
	2021	2020

Net income	$2,665	$2,401

Other comprehensive income, net of tax:
Net change in unrealized gains (losses) on securities:
Unrealized gains (losses) arising during the period	(1,566)	70
Income tax effect	328	(14)
Other comprehensive income (loss)	(1,238)	56

Total comprehensive income	$1,427	$2,457

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share data)	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, June 30, 2021	$20,011	$47,663	$(1,324)	$3,550	$69,900
Net income		2,665			2,665
Other comprehensive loss				(1,238)	(1,238)
14,963 shares associated with vested stock awards	102		207		309
Cash dividends declared ($0.16 per share)		(484)			(484)
Balance, September 30, 2021	$20,113	$49,844	$(1,117)	$2,312	$71,152

Balance, June 30, 2020	$19,974	$40,460	$(1,454)	$4,260	$63,240
Net income		2,401			2,401
Other comprehensive income				56	56
12,522 shares associated with vested stock awards	37		130		167
Cash dividends declared ($0.145 per share)		(437)			(437)
Balance, September 30, 2020	$20,011	$42,424	$(1,324)	$4,316	$65,427

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)	Three Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net cash from operating activities	$2,778	$1,041
Cash flow from investing activities
Purchases of securities, available-for-sale	(31,123)	(500)
Maturities, calls and principal pay downs of securities, available-for-sale	7,159	7,355
Principal pay downs of securities, held-to-maturity	100	100
Net decrease in certificate of deposit in other financial institutions	265	2,763
Net decrease (increase) in loans	9,225	(19,327)
Acquisition, net cash received	66,552	—
Premises and equipment purchases	(528)	(106)
Sale of other repossessed assets	—	8
Net cash from investing activities	51,650	(9,707)
Cash flow from financing activities
Net increase in deposit accounts	17,799	6,743
Net change in short-term borrowings	(1,430)	1,471
Proceeds from Federal Home Loan Bank advances	—	1,300
Repayments of Federal Home Loan Bank advances	(1,750)	(1,562)
Dividends paid	(484)	(437)
Net cash from financing activities	14,135	7,515
Increase (decrease) in cash or cash equivalents	68,563	(1,151)
Cash and cash equivalents, beginning of period	18,529	9,659
Cash and cash equivalents, end of period	$87,092	$8,508

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$347	$652
Federal income taxes	—	300
Non-cash items:
Issuance of treasury stock for stock awards	309	167
Branch acquisition:
Noncash assets acquired:
Securities, available-for-sale	15,602
Loans	19,943
Premises and equipment	413
Goodwill	1,616
Core deposit intangible	295
Accrued interest receivable and other assets	216
Total noncash assets acquired	38,085
Liabilities assumed:
Deposits	104,538
Other liabilities	99
Total liabilities assumed	104,637
Net noncash assets acquired	(66,552)

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited)

(Dollars in thousands, except per share amounts)

Note 1 – Summary of Significant Accounting Policies:

Nature of Operations: Consumers Bancorp, Inc. (the Corporation) is a bank holding company headquartered in Minerva, Ohio that provides, through its banking subsidiary, Consumers National Bank (the Bank), a broad array of products and services throughout its primary market area of Carroll, Columbiana, Jefferson, Stark, Summit, Wayne and contiguous counties in Ohio, Pennsylvania, and West Virginia. The Bank’s business involves attracting deposits from businesses and individual customers and using such deposits to originate commercial, mortgage and consumer loans in its primary market area.

Basis of Presentation: The consolidated financial statements for interim periods are unaudited and reflect all adjustments (consisting of only normal recurring adjustments), which, in the opinion of management, are necessary to present fairly the financial position and results of operations and cash flows for the periods presented. The unaudited financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by accounting principles generally accepted in the United States of America. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s Form 10-K for the year ended June 30, 2021. The results of operations for the interim period disclosed herein are not necessarily indicative of the results that may be expected for a full year.

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

Recently Issued Accounting Pronouncements Not Yet Effective: In June 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU adds a new Topic 326 to the codification and removes the thresholds that companies apply to measure credit losses on financial instruments measured at amortized cost, such as loans, receivables, and held-to-maturity debt securities. Under current U.S. generally accepted accounting principles, companies generally recognize credit losses when it is probable that the loss has been incurred. The revised guidance will remove all current loss recognition thresholds and will require companies to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the corporation expects to collect over the instrument’s contractual life. ASU 2016-13 also amends the credit loss measurement guidance for available-for-sale debt securities and beneficial interests in securitized financial assets. The guidance in ASU 2016-13 is effective for “public business entities,” as defined in the guidance, that are SEC filers for fiscal years and for interim periods within those fiscal years beginning after December 15, 2019. Early adoption of the guidance is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. However, during July 2019, FASB unanimously voted for a proposal to delay this ASU to January 2023 for smaller reporting companies. On October 16, 2019, FASB approved a final ASU delaying the effective date. The new guidance is effective for annual and interim periods beginning after December 15, 2022 for certain entities, including smaller reporting companies. The Corporation is a smaller reporting company. The Corporation is evaluating how adopting this new guidance will impact the consolidated financial statements and the Corporation’s current systems and processes. The Corporation is reviewing potential methodologies for estimating expected credit losses using reasonable and supportable forecast information and has identified certain data and system requirements. Once the new guidance is adopted, we expect our allowance for loan losses to increase through a one-time adjustment to retained earnings; however, until our evaluation is complete, the estimated increase in allowance will be unknown. The Corporation is planning to adopt this new guidance within the time frame noted above.

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 2 – Acquisition

On July 16, 2021, the Corporation completed its acquisition of two branches located in Calcutta and Wellsville, Ohio from CFBank, National Association. In connection with the acquisition, the Corporation assumed $104,538 in branch deposits for a deposit premium of 1.75%. In addition, the Corporation acquired $15,602 of subordinated debt securities issued by unrelated financial institutions and $19,943 of loans. This transaction qualifies as a business combination.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed by the Corporation at the date of acquisition. The core deposit intangible will be amortized over ten years on a straight-line basis. Goodwill will not be amortized, but instead will be evaluated for impairment.

Assets acquired:
Cash and cash equivalents	$515
Securities, available-for-sale	15,602
Loans	19,943
Premises and equipment	413
Core deposit intangible	295
Accrued interest receivable	216
Total assets acquired	36,984
Liabilities assumed:
Noninterest-bearing deposits	10,535
Interest-bearing deposits	94,003
Other liabilities	99
Total liabilities assumed	104,637
Fair value of net liabilities assumed	(67,653)
Cash received	66,037
Goodwill	$1,616

The acquired assets and liabilities were measured at estimated fair values. Management made certain estimates and exercised judgement in accounting for the acquisition. The fair value of loans was estimated using discounted contractual cash flows. The book balance of the loans at the time of the acquisition was $20,325. The fair value disclosed above reflects a credit-related adjustment of $(388) and an adjustment for other factors of $6. Loans evidencing credit deterioration since origination, purchased credit impaired loans, included in loans receivable were immaterial. Acquisition costs of $144 pre-tax, or $118 after-tax, were recorded during the first quarter of fiscal year 2022. The fair value measurements of assets acquired and liabilities assumed are subject to refinement for up to one year after the closing date of the acquisition as additional information relative to closing date fair values becomes available.

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 3 – Securities

Debt securities

The following tables summarize the Corporation’s debt securities as of September 30, 2021 and June 30, 2021:

Available –for-Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2021
Obligations of U.S. government-sponsored entities and agencies	$14,248	$186	$(115)	$14,319
Obligations of state and political subdivisions	77,315	3,091	(225)	80,181
U.S. Government-sponsored mortgage-backed securities–residential	104,215	1,097	(1,110)	104,202
U.S. Government-sponsored mortgage-backed securities– commercial	8,636	37	(23)	8,650
U.S. Government-sponsored collateralized mortgage obligations– residential	22,010	100	(121)	21,989
Other debt securities	16,063	77	(67)	16,073
Total securities available-for-sale	$242,487	$4,588	$(1,661)	$245,414

Held-to-Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
September 30, 2021
Obligations of state and political subdivisions	$7,896	$323	$—	$8,219

Available–for-Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2021
Obligations of U.S. government-sponsored entities and agencies	$14,746	$301	$(14)	$15,033
Obligations of state and political subdivisions	73,013	3,561	(75)	76,499
U.S. Government-sponsored mortgage-backed securities – residential	90,065	1,136	(684)	90,517
U.S. Government-sponsored mortgage-backed securities – commercial	8,641	204	—	8,845
U.S. Government-sponsored collateralized mortgage obligations – residential	16,302	129	(57)	16,374
Other debt securities	500	—	(8)	492
Total securities available-for-sale	$203,267	$5,331	$(838)	$207,760

Held-to-Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
June 30, 2021
Obligations of state and political subdivisions	$7,996	$356	$—	$8,352

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The amortized cost and fair values of debt securities at September 30, 2021, by expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

Available-for-Sale	Amortized Cost	Estimated Fair Value
Due in one year or less	$5,366	$5,401
Due after one year through five years	25,848	26,285
Due after five years through ten years	22,183	22,527
Due after ten years	54,229	56,360
Total	107,626	110,573

U.S. Government-sponsored mortgage-backed and related securities	134,861	134,841
Total securities available-for-sale	$242,487	$245,414

Held-to-Maturity
Due after one year through five years	$294	$305
Due after five years through ten years	5,367	4,854
Due after ten years	2,235	3,060
Total securities held-to-maturity	$7,896	$8,219

Securities with a carrying value of approximately $114,320 and $96,970 were pledged at September 30, 2021 and June 30, 2021, respectively, to secure public deposits and commitments as required or permitted by law.

The following table summarizes the securities with unrealized losses at September 30, 2021 and June 30, 2021, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or more		Total
Available-for-sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2021
Obligations of U.S. government-sponsored entities and agencies	$5,696	$(115)	$—	$—	$5,696	$(115)
Obligations of state and political subdivisions	14,428	(225)	—	—	14,428	(225)
U.S. Government-sponsored mortgage-backed securities – residential	62,030	(1,110)	—	—	62,030	(1,110)
U.S. Government-sponsored mortgage-backed securities – commercial	2,783	(23)	—	—	2,783	(23)
Collateralized mortgage obligations - residential	14,488	(121)	—	—	14,488	(121)
Other debt securities	9,729	(67)	—	—	9,729	(67)
Total temporarily impaired	$109,154	$(1,661)	$—	$—	$109,154	$(1,661)

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

	Less than 12 Months		12 Months or more		Total
Available-for-sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2021
Obligations of U.S. government-sponsored entities and agencies	$2,003	$(14)	$—	$—	$2,003	$(14)
Obligations of state and political subdivisions	7,398	(75)	—	—	7,398	(75)
Mortgage-backed securities – residential	42,378	(684)	—	—	42,378	(684)
Collateralized mortgage obligations - residential	7,707	(56)	552	(1)	8,259	(57)
Other debt securities	492	(8)	—	—	492	(8)
Total temporarily impaired	$59,978	$(837)	$552	$(1)	$60,530	$(838)

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

At September 30, 2021, there were a total of 87 available-for-sale securities in the portfolio with unrealized losses mainly due to an increase in market rates when compared to the time of purchase. The unrealized losses within the securities portfolio as of September 30, 2021 have not been recognized into income because the decline in fair value is not attributed to credit quality and management does not intend to sell, and it is not likely that management will be required to sell, the securities prior to their anticipated recovery. The mortgage-backed securities and collateralized mortgage obligations were primarily issued by Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support. The Corporation does not own any private label mortgage-backed securities.

Equity Securities

As of September 30, 2021 and June 30, 2021, the Corporation owned equity securities with an amortized cost of $400 and fair value of $424. Changes in the fair value of these securities are included in noninterest income on the consolidated statements of income. There were no unrealized gains and losses on equity securities during the three-month periods ended September 30, 2021 and 2020. Also, there were no sales of equity securities during the three-month periods ended September 30, 2021 and 2020.

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 4 – Loans

Major classifications of loans were as follows:

	September 30, 2021	June 30, 2021
Commercial	$95,568	$112,337
Commercial real estate:
Construction	17,477	10,525
Other	269,627	269,679
1 – 4 Family residential real estate:
Owner occupied	137,037	118,269
Non-owner occupied	20,123	19,151
Construction	6,591	9,073
Consumer	32,109	29,646
Subtotal	578,532	568,680
Net deferred loan fees and costs	(1,371)	(2,253)
Allowance for loan losses	(6,677)	(6,471)
Net Loans	$570,484	$559,956

The commercial loan category in the above table includes PPP loans of $29,505 as of September 30, 2021 and $50,686 as of June 30, 2021.

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2021:

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total

Allowance for loan losses:
Beginning balance	$904	$3,949	$1,307	$311	$6,471
Provision for loan losses	2	36	110	42	190
Loans charged-off	—	—	—	(34)	(34)
Recoveries	—	—	13	37	50
Total ending allowance balance	$906	$3,985	$1,430	$356	$6,677

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2020:

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total

Allowance for loan losses:
Beginning balance	$947	$3,623	$989	$119	$5,678
Provision for loan losses	15	70	8	37	130
Loans charged-off	(22)	—	—	(44)	(66)
Recoveries	—	1	—	24	25
Total ending allowance balance	$940	$3,694	$997	$136	$5,767

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2021. Included in the recorded investment in loans is $1,292 of accrued interest receivable.

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total
Ending allowance for loan losses balance attributable to loans:
Individually evaluated for impairment	$—	$—	$3	$—	$3
Acquired loans collectively evaluated for impairment	1	67	100	—	168
Originated loans collectively evaluated for impairment	905	3,918	1,327	356	6,506
Total ending allowance balance	$906	$3,985	$1,430	$356	$6,677

Recorded investment in loans:
Loans individually evaluated for impairment	$429	$911	$558	$—	$1,898
Acquired loans collectively evaluated for impairment	810	12,219	32,402	5,807	51,238
Originated loans collectively evaluated for impairment	93,125	273,879	132,022	26,291	525,317
Total ending loans balance	$94,364	$287,009	$164,982	$32,098	$578,453

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

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents information related to unpaid principal balance, recorded investment and interest income associated with loans individually evaluated for impairment by class of loans as of September 30, 2021 and for the three months ended September 30, 2021:

	As of September 30, 2021			Three Months ended September 30, 2021
	Unpaid		Allowance for Loan	Average	Interest	Cash Basis
	Principal	Recorded	Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial	$421	$298	$—	$299	$—	$—
Commercial real estate:
Other	1,053	911	—	914	3	3
1-4 Family residential real estate:
Owner occupied	403	359	—	363	2	2
Non-owner occupied	267	199	—	200	—	—
With an allowance recorded:
Commercial	130	131	3	131	2	2
Total	$2,274	$1,898	$3	$1,907	$7	$7

The following table presents information related to unpaid principal balance, recorded investment and interest income associated with loans individually evaluated for impairment by class of loans as of June 30, 2021 and for the three months ended September 30, 2020:

	As of June 30, 2021			Three Months ended September 30, 2020
	Unpaid		Allowance for Loan	Average	Interest	Cash Basis
	Principal	Recorded	Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial	$421	$303	$—	$—	$—	$—
Commercial real estate:
Other	1,062	921	—	826	1	1
1-4 Family residential real estate:
Owner occupied	409	367	—	539	6	6
Non-owner occupied	267	202	—	229	—	—
With an allowance recorded:
Commercial	133	134	1	171	2	2
Commercial real estate:
Other	—	—	—	206	3	3
1-4 Family residential real estate:
Owner occupied	28	27	3	—	—	—
Total	$2,320	$1,954	$4	$1,971	$12	$12

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the recorded investment in non-accrual and loans past due over 90 days still on accrual by class of loans as of September 30, 2021 and June 30, 2021:

	September 30, 2021		June 30, 2021
		Loans Past Due		Loans Past Due
		Over 90 Days		Over 90 Days
		Still		Still
	Non-accrual	Accruing	Non-accrual	Accruing
Commercial	$298	$—	$303	$—
Commercial real estate:
Other	865	—	874	—
1 – 4 Family residential:
Owner occupied	357	—	392	29
Non-owner occupied	199	—	202	—
Consumer	—	—	—	12
Total	$1,719	$—	$1,771	$41

Non-accrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the aging of the recorded investment in past due loans as of September 30, 2021 by class of loans:

	Days Past Due
	30 - 59	60 - 89	90 Days or	Total	Loans Not
	Days	Days	Greater	Past Due	Past Due	Total
Commercial	$—	$—	$—	$—	$94,364	$94,364
Commercial real estate:
Construction	—	—	—	—	17,459	17,459
Other	—	—	629	629	268,921	269,550
1-4 Family residential:
Owner occupied	—	209	123	332	137,854	138,186
Non-owner occupied	—	—	—	—	20,131	20,131
Construction	—	—	—	—	6,665	6,665
Consumer	130	16	—	146	31,952	32,098
Total	$130	$225	$752	$1,107	$577,346	$578,453

The above table of past due loans includes the recorded investment in non-accrual loans of $209 in the 60 to 89 days category, $752 in the 90 days or greater category and $758 in the loans not past due category.

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

Troubled Debt Restructurings (TDR):

The Corporation has certain loans that have been modified in order to maximize collection of loan balances that are classified as TDRs. A modified loan is usually classified as a TDR if, for economic reasons, management grants a concession to the original terms and conditions of the loan to a borrower who is experiencing financial difficulties that it would not have otherwise considered. In response to COVID-19, on March 22, 2020 the Corporation adopted a loan modification program to assist borrowers impacted by the virus. The program is available to most borrowers whose loan was not past due on March 22, 2020, the date this loan modification program was adopted. The program offers principal and interest payment deferrals for up to 90 days or interest only payments for up to 90 days. Borrowers are eligible for an additional 90 days of payment deferrals if situations warrant a need for an extension. Interest will be deferred but will continue to accrue during the deferment period and the maturity date on amortizing loans will be extended by the number of months the payment was deferred. Consistent with issued regulatory guidance, modifications made under this program in response to COVID-19 will not be classified as TDRs. As of September 30, 2021, four borrowers with an aggregate outstanding balance of $51 are in payment deferral status under this loan modification program.

As of September 30, 2021 and June 30, 2021, the Corporation had $675 and $688, respectively, of loans classified as TDRs which are included in impaired loans above. As of September 30, 2021 and June 30, 2021, the Corporation had not committed to lend any additional funds to customers with outstanding loans that were classified as troubled debt restructurings. As of September 30, 2021 and June 30, 2021, the Corporation had $3 and $4, respectively, of specific reserve allocated to these loans.

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

During the three-month periods ended September 30, 2021 and 2020, there were no loan modifications completed that were classified as troubled debt restructurings. There were no charge-offs from troubled debt restructurings that were completed during the three-month periods ended September 30, 2021 and 2020.

There were no loans classified as troubled debt restructurings for which there was a payment default within 12 months following the modification during the three-month periods ended September 30, 2021 and 2020. A loan is considered in payment default once it is 90 days contractually past due under the modified terms.

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

	As of September 30, 2021
		Special			Not
	Pass	Mention	Substandard	Doubtful	Rated
Commercial	$92,817	$707	$291	$298	$251
Commercial real estate:
Construction	17,459	—	—	—	—
Other	258,628	4,430	4,677	865	950
1-4 Family residential real estate:
Owner occupied	1,028	—	6	357	136,795
Non-owner occupied	19,425	157	79	199	271
Construction	1,439	—	—	—	5,226
Consumer	551	—	—	—	31,547
Total	$391,347	$5,294	$5,053	$1,719	$175,040

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

As of June 30, 2021, and based on the most recent analysis performed, the recorded investment by risk category of loans by class of loans is as follows:

	As of June 30, 2021
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
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Assets and liabilities measured at fair value on a recurring basis are summarized below, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Balance at	Fair Value Measurements at September 30, 2021
	September 30, 2021	Level 1	Level 2	Level 3
Assets:
Obligations of U.S. government-sponsored entities and agencies	$14,319	$—	$14,319	$—
Obligations of state and political subdivisions	80,181	—	80,181	—
U.S. Government-sponsored mortgage-backed securities – residential	104,202	—	104,202	—
U.S. Government-sponsored mortgage-backed securities – commercial	8,650	—	8,650	—
U.S. Government-sponsored collateralized mortgage obligations - residential	21,989	—	21,989	—
Other debt securities	16,073	—	16,073	—
Equity securities	424	—	424	—

	Balance at	Fair Value Measurements at June 30, 2021
	June 30, 2021	Level 1	Level 2	Level 3
Assets:
Obligations of U.S. government-sponsored entities and agencies	$15,033	$—	$15,033	$—
Obligations of state and political subdivisions	76,499	—	76,499	—
U.S. government-sponsored mortgage-backed securities - residential	90,517	—	90,517	—
U.S. government-sponsored mortgage-backed securities - commercial	8,845	—	8,845	—
U.S. government-sponsored collateralized mortgage obligations - residential	16,374	—	16,374	—
Other debt securities	492	—	492	—
Equity securities	424	—	424	—

There were no transfers between Level 1 and Level 2 during the three-month period ended September 30, 2021.

Certain assets and liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. Assets and liabilities measured at fair value on a non-recurring basis include the following:

Impaired Loans: At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive specific allocations of the allowance for loan losses or are charged down to their fair value. For collateral dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. There were no impaired loans measured at fair value on a non-recurring basis at September 30, 2021 or June 30, 2021 and there was no impact to the provision for loan losses for the three -month periods ended September 30, 2021 or 2020.

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Other Real Estate and Repossessed Assets Owned: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Real estate owned properties and other repossessed assets, which are primarily vehicles, are evaluated on a quarterly basis for additional impairment and adjusted accordingly. There was no other real estate owned or other repossessed assets being carried at fair value as of September 30, 2021 and June 30, 2021.

The following table shows the estimated fair values of financial instruments that are reported at amortized cost in the Corporation’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	September 30, 2021		June 30, 2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Level 1 inputs:
Cash and cash equivalents	$87,092	$87,092	$18,529	$18,529
Level 2 inputs:
Certificates of deposit in other financial institutions	5,560	5,693	5,825	5,955
Loans held for sale	1,803	1,834	1,457	1,488
Accrued interest receivable	2,531	2,531	2,077	2,077
Level 3 inputs:
Securities held-to-maturity	7,896	8,219	7,996	8,352
Loans, net	570,484	578,780	559,956	560,208
Financial Liabilities:
Level 2 inputs:
Demand and savings deposits	727,606	727,606	639,310	639,310
Time deposits	121,580	122,296	87,539	88,147
Short-term borrowings	10,773	10,773	12,203	12,203
Federal Home Loan Bank advances	16,300	16,342	18,050	18,247
Accrued interest payable	66	66	51	51

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

	For the Three Months Ended September 30,
	2021	2020
Basic:
Net income available to common shareholders	$2,665	$2,401
Weighted average common shares outstanding	3,024,794	3,010,844
Basic income per share	$0.88	$0.80

Diluted:
Net income available to common shareholders	$2,665	$2,401
Weighted average common shares outstanding	3,024,794	3,010,844
Dilutive effect of restricted stock	202	—
Total common shares and dilutive potential common shares	3,024,996	3,010,844
Dilutive income per share	$0.88	$0.80

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 7 –Accumulated Other Comprehensive Income (Loss)

The components of other comprehensive income related to unrealized gains and losses on available-for-sale securities and equity securities for the three-period ended September 30, 2021 and 2020, were as follows:

	Pretax	Tax Effect	After-tax	Affected Line Item in Consolidated Statements of Income
Balance as of June 30, 2021	$4,493	$(943)	$3,550
Unrealized holding losses on securities arising during the period	(1,566)	328	(1,238)	(a)(b)
Balance as of September 30, 2021	$2,927	$(615)	$2,312

Balance as of June 30, 2020	$5,393	$(1,133)	$4,260
Unrealized holding gains on available-for-sale securities arising during the period	70	(14)	56	(a)(b)
Balance after reclassification as of September 30, 2020	$5,463	$(1,147)	$4,316

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

CONSUMERS BANCORP, INC.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share data)

General

The following is management’s analysis of the Corporation’s results of operations for the three-month periods ended September 30, 2021, compared to the same period in 2020, and the consolidated balance sheet at September 30, 2021, compared to June 30, 2021. This discussion is designed to provide a more comprehensive review of the operating results and financial condition than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

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

On July 16, 2021, the Corporation completed its acquisition of two branches located in Calcutta and Wellsville, Ohio from CFBank, National Association. As part of the acquisition, the Corporation assumed $104,538 of branch deposits for a 1.75% deposit premium and purchased $15,602 in subordinated debt securities issued by unrelated financial institutions and $19,943 in loans. In relation to the acquisition, the Corporation recorded goodwill of $1,616.

COVID-19 Pandemic

In response to COVID-19, management actively pursued multiple avenues to assist customers during these uncertain times. For commercial borrowers, the Coronavirus Aid, Relief and Economic Security Act (the CARES Act) includes key SBA initiatives to assist small businesses. The Paycheck Protection Program (PPP) was designed to provide a direct incentive for small businesses to keep their workers on the payroll. The SBA will forgive loans obtained under this program if the borrower meets payroll and other requirements. The Bank originated a total of $113,367 of PPP loans during the first and second rounds of assistance. As of September 30, 2021, there were $29,505 of PPP loans outstanding.

Additionally, on March 22, 2020 the Corporation adopted a loan modification program to assist borrowers impacted by COVID-19. The program is available to most borrowers whose loan was not past due on March 22, 2020, the date this loan modification program was adopted. The program offers principal and interest payment deferrals for up to 90 days or interest only payments for up to 90 days. Borrowers are eligible for an additional 90 days of payment deferrals if situations warrant a need for an extension. Interest will be deferred but will continue to accrue during the deferment period and the maturity date on amortizing loans will be extended by the number of months the payment was deferred. Consistent with issued regulatory guidance, modifications made under this program in response to COVID-19 will not be classified as troubled debt restructurings. As of September 30, 2021, four borrowers with an outstanding balance of $51 are in payment deferral status under this loan modification program.

We have assisted, and may continue to assist, customers who are experiencing financial hardship due to COVID-19 by waiving late charges, refunding NSF and overdraft fees, and waiving CD prepayment penalties. The consumer reserve personal line of credit, an unsecured line of credit that is linked to a personal checking account, was redesigned to provide easier access and a lower initial rate.

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

(Dollars in thousands, except per share data)

Results of Operations

Three-Month Periods Ended September 30, 2021 and 2020

Net income for the first quarter of fiscal year 2022 was $2,665, or $0.88 per common share, compared to $2,401, or $0.80 per common share for the three months ended September 20, 2020. The following are key highlights of our results of operations for the three months ended September 30, 2021 compared to the prior fiscal year comparable period:

●

net interest income increased by $1,279 to $7,973, or 19.1%, in the first quarter of fiscal year 2022 from the same prior year period primarily as a result of the recognition of origination fees on PPP loans that were forgiven during the quarter, the growth in average interest-earning assets along with a reduction in the cost of funds;

●	a $190 provision for loans loss expense was recorded for the first quarter of fiscal year 2022 compared with $130 for the same prior year period;
●

noninterest income increased by $132 in the first quarter of fiscal year 2022 from the same prior year period primarily due to a $53, or 11.6%, increase in debit card interchange income, a $51, or 16.6%, increase in service charges on deposit accounts and a $22, or 9.3%, increase on gains on the sale of mortgage loans; and

●

noninterest expenses increased by $1,033 in the first quarter of fiscal year 2022 from the same prior year period primarily due to increases in salaries and employee benefits; professional and director fees; and marketing and advertising expenses contributing to the increase.

Return on average equity and return on average assets were 14.75% and 1.14%, respectively, for the three months ended September 30, 2021 compared to 14.74% and 1.29%, respectively, for the same prior year period.

Net Interest Income

Net interest income, the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the largest component of the Corporation’s earnings. Net interest income is affected by changes in the volumes, rates and composition of interest-earning assets and interest-bearing liabilities. In addition, prevailing economic conditions, fiscal and monetary policies and the policies of various regulatory agencies all affect market rates of interest and the availability and cost of credit, which, in turn, can significantly affect net interest income. As a result of the Federal Open Market Committee establishing a near-zero target range for the federal funds rate, earnings could be negatively affected if the interest we receive on loans and securities falls more quickly than interest we pay on deposits and borrowings. Net interest margin is calculated by dividing net interest income on a fully tax equivalent basis (FTE) by total average interest-earning assets. FTE income includes tax-exempt income, restated to a pre-tax equivalent, based on the statutory federal income tax rate. The federal income tax rate in effect for the 2022 and 2021 fiscal years was 21.0%. All average balances are daily average balances. Non-accruing loans are included in average loan balances.

The Corporation’s net interest margin was 3.62% for the three months ended September 30, 2021, compared with 3.84% for the same period in 2020. FTE net interest income for the three months ended September 30, 2021 increased by $1,300, or 19.1%, to $8,092 from $6,792 for the same prior year period.

Tax-equivalent interest income for the three months ended September 30, 2021 increased by $1,010, or 13.6%, from the same prior year period. Interest income was positively impacted by the recognition of origination fees on PPP loans that were forgiven during the quarter. The PPP loans had an average balance of $42,735 in the first quarter of fiscal year 2022 and, during this same period, $997 of interest and fee income was recognized on the PPP loans. Interest income was also positively impacted by a $185,452, or 26.2%, increase in average interest-earning assets from the same prior year period due to the additional assets acquired as part of the branch acquisition. The yield on average interest-earning assets declined to 3.78% for the three months ended September 30, 2021 compared with 4.21% for the same period last year. A reduction in the accretion of origination fees from PPP loans as these loans are forgiven combined with the significant decline in interest rates, will continue to impact the yield on interest-earning assets and could ultimately result in a decline in interest income.

Interest expense for the three months ended September 30, 2021 decreased by $290, or 44.5%, from the same prior year period primarily due to a reduction in deposit and borrowing costs as a result of lower market interest rates. The Corporation’s cost of funds was 0.23% for the three months ended September 30, 2021 compared with 0.54% for the same prior year period.

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations (continued)

(Dollars in thousands, except per share data)

Average Balance Sheets and Analysis of Net Interest Income for the Three Months Ended September 30, (In thousands, except percentages)

	2021			2020
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Taxable securities	$153,942	$711	1.85%	$78,430	$372	1.94%
Nontaxable securities (1)	82,250	595	3.00	66,475	514	3.23
Loans receivable (1)	578,361	7,070	4.85	544,164	6,493	4.73
Federal bank and other restricted stocks	2,472	20	3.21	2,472	18	2.89
Equity securities	400	8	7.93	—	—	—
Interest bearing deposits and federal funds sold	74,641	50	0.27	15,073	47	1.24
Total interest-earning assets	892,066	8,454	3.78%	706,614	7,444	4.21%

Noninterest-earning assets	35,102			30,338

Total Assets	$927,168			$736,952

Interest-bearing liabilities:
NOW	$137,899	$33	0.09%	$102,102	$45	0.17%
Savings	324,680	89	0.11	228,493	105	0.18
Time deposits	121,112	174	0.57	114,816	427	1.48
Short-term borrowings	11,568	2	0.07	7,881	4	0.20
FHLB advances	16,597	64	1.53	24,111	71	1.17
Total interest-bearing liabilities	611,856	362	0.23%	477,403	652	0.54%

Noninterest-bearing liabilities:
Noninterest-bearing checking accounts	236,456			189,134
Other liabilities	7,164			5,797
Total liabilities	855,476			672,334
Shareholders’ equity	71,692			64,618

Total liabilities and shareholders’ equity	$927,168			$736,952

Net interest income, interest rate spread (1)		$8,092	3.55%		$6,792	3.67%

Net interest margin (net interest as a percent of average interest-earning assets) (1)			3.62%			3.84%

Federal tax exemption on non-taxable securities and loans included in interest income		$119			$98

Average interest-earning assets to interest-bearing liabilities	145.80%			148.01%

(1) calculated on a fully taxable equivalent basis utilizing a statutory federal income tax rate of 21.0%

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations (continued)

(Dollars in thousands, except per share data)

Provision for Loan Losses

The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable incurred credit losses in the Bank’s loan portfolio that have been incurred at each balance sheet date. For the three-month period ended September 30, 2021, the provision for loan losses was $190 compared with $130 for the same prior year period. Net recoveries of $16 were recorded during the three-month period ended September 30, 2021, compared with net charge-offs of $41 during the three-month period ended September 30, 2020. In the first quarter of fiscal year 2022, the provision for loan losses was sufficient to maintain an adequate allowance of loan losses due to the organic loan growth.

Non-performing loans were $1,719 as of September 30, 2021, compared with $1,771 as of June 30, 2021 and $1,369 as of September 30, 2020. Non-performing loans to total loans were 0.30% at September 30, 2021 and 0.31% at June 30, 2021. The allowance for loan losses as a percentage of loans was 1.16% at September 30, 2021 and 1.14% at June 30, 2021.

Noninterest Income

Noninterest income increased by $132, or 11.6%, for the first quarter of fiscal year 2022 from the same period last year primarily due to a $53, or 11.6%, increase in debit card interchange income, a $51, or 16.6%, increase in service charges on deposit accounts, and a $22, or 9.3%, increase in the gains from the sale of mortgage loans.

Noninterest Expenses

Total noninterest expenses increased by $1,033, or 21.5%, for the first quarter of fiscal year 2022 compared with the same period last year. Increases in salaries and employee benefits; professional and director fees; and marketing and advertising expenses contributed to the increase in noninterest expenses for the three-month period ended September 30, 2021. Included within noninterest expenses is $144 of expenses related to the acquisition of the Calcutta and Wellsville, Ohio branch locations, a majority of which were consulting and legal expenses.

Income Taxes

Income tax expense was $559 for the three-month period ended September 30, 2021 compared to $505 for the three-month period ended September 30, 2020. The effective tax rate was 17.3% for the three-month period ended September 30, 2021 compared with 17.4% for the three-month period ended September 30, 2020. The effective tax rates differed from the federal statutory rate because of tax-exempt income from obligations of state and political subdivisions, loans, and bank owned life insurance income.

Financial Condition

Total assets as of September 30, 2021 were $953,886 compared to $833,804 at June 30, 2021, an increase of $120,082, or an annualized 57.6%. Since June 30, 2021, total deposits increased by $122,337, or an annualized 67.3% and includes $104,538 of deposits acquired as part of the branch acquisition. The Corporation has maintained a favorable deposit mix, with 28.7% in noninterest-bearing deposits, 17.1% in interest bearing demand deposits, 39.9% in savings and money market deposits, and 14.3% in time deposits as of September 30, 2021. Since June 30, 2021, total cash and cash equivalents increased by $68,563 primarily as a result of the cash received from the branch acquisition. These funds are expected to be redeployed into higher yielding loans and securities.

Total loans increased by $10,734, or an annualized 7.6%, from June 30, 2021. As the pace of PPP loan forgiveness has increased since June 30, 2021, the outstanding balance of these loans declined by $21,181 to $29,505 as of September 30, 2021. The decline in the PPP loans was offset by the addition of loans acquired as part of the branch acquisition that had an outstanding balance of $17,789 as of September 30, 2021 and organic loan growth of $14,126.

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations (continued)

(Dollars in thousands, except per share data)

Non-Performing Assets

The following table presents the aggregate amounts of non-performing assets and select ratios as of the dates indicated.

	September 30, 2021	June 30, 2021	September 30, 2020
Non-accrual loans	$1,719	$1,771	$1,369
Loans past due over 90 days and still accruing	—	—	—
Total non-performing loans	1,719	1,771	1,369
Other real estate and repossessed assets	—	—	9
Total non-performing assets	$1,719	$1,771	$1,378

Non-performing loans to total loans	0.30%	0.31%	0.24%
Allowance for loan losses to total non-performing loans	388.42%	365.39%	421.26%

As of September 30, 2021, impaired loans totaled $1,898, of which $1,719 are included in non-accrual loans. Commercial and commercial real estate loans are classified as impaired if management determines that full collection of principal and interest, in accordance with the terms of the loan documents, is not probable. Impaired loans and non-performing loans have been considered in management’s analysis of the appropriateness of the allowance for loan losses. Management and the Board of Directors are closely monitoring these loans and believe that the prospects for recovery of principal and interest, less identified specific reserves, are favorable.

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

For the three months ended September 30, 2021, net cash inflow from operating activities was $2,778, net cash inflows from investing activities was $51,650 and net cash inflows from financing activities was $14,135. A major source of cash was $66,552 from the branch acquisition, a $17,799 increase in organic deposits and a $9,225 decrease in organic loans primarily due to PPP loan forgiveness. A major use of cash was $31,123 purchases of available-for-sale securities. Total cash and cash equivalents were $87,092 as of September 30, 2021, compared to $18,529 at June 30, 2021 and $8,508 at September 30, 2020.

The Bank offers several types of deposit products to its customers. We believe the rates offered by the Bank and the fees charged for them are competitive with the rates and fees charged by other banks for similar deposit products currently available in the market area. Deposits totaled $849,186 at September 30, 2021 compared with $726,849 at June 30, 2021.

To provide an additional source of liquidity, the Corporation has entered into an agreement with the FHLB of Cincinnati. At September 30, 2021, advances from the FHLB of Cincinnati totaled $16,300 compared with $18,050 at June 30, 2021. As of September 30, 2021, the Bank had the ability to borrow an additional $76,040 from the FHLB of Cincinnati based on a blanket pledge of qualifying first mortgage and multi-family loans. The Corporation considers the FHLB of Cincinnati to be a reliable source of liquidity funding, secondary to its deposit base.

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations (continued)

(Dollars in thousands, except per share data)

Short-term borrowings consisted of repurchase agreements, which are financing arrangements that mature daily. The Bank pledges securities as collateral for the repurchase agreements. Short-term borrowings totaled $10,773 at September 30, 2021 and $12,203 at June 30, 2021.

Jumbo time deposits (those with balances of $250 and over) totaled $21,499 as of September 30, 2021 and $18,488 as of June 30, 2021. These deposits are monitored closely by the Corporation and are mainly priced on an individual basis. The Corporation has the option to use a fee-paid broker to obtain deposits from outside its normal service area as an additional source of funding. The Corporation, however, does not rely upon these deposits as a primary source of funding. Although management monitors interest rates on an ongoing basis, a quarterly rate sensitivity report is used to determine the effect of interest rate changes on the financial statements. In the opinion of management, enough assets or liabilities could be repriced over the near term (up to three years) to compensate for such changes. The spread on interest rates, or the difference between the average earning assets and the average interest-bearing liabilities, is monitored quarterly.

Off-Balance Sheet Arrangements

In the normal course of business, to meet the financial needs of our customers, we are a party to financial instruments with off-balance sheet risk. These financial instruments generally include commitments to originate mortgage, commercial and consumer loans, and involve to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the Consolidated Balance Sheets. The maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments. Since commitments to extend credit have a fixed expiration date or other termination clause, some commitments will expire without being drawn upon and the total commitment amounts do not necessarily represent future cash requirements. The same credit policies are used in making commitments as are used for on-balance sheet instruments and collateral is required in instances where deemed necessary. Undisbursed balances of loans closed include funds not disbursed but committed for construction projects. Unused lines of credit include funds not disbursed, but committed for home equity, commercial and consumer lines of credit. Financial standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Total unused commitments were $137,549 as of September 30, 2021 and $119,299 as of June 30, 2021.

Capital Resources

Total shareholders’ equity increased to $71,152 as of September 30, 2021 from $69,900 as of June 30, 2021. The primary reason for the increase in shareholders’ equity was from net income of $2,665 for the first three months of fiscal year 2022 which was partially offset by a decrease of $1,238 in accumulated other comprehensive income due to a decline in the unrealized gain in the mark-to-market of available-for-sale securities and by cash dividends paid of $484.

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

As of September 30, 2021, the Bank’s common equity tier 1 capital and tier 1 capital ratios were 10.91% and the leverage and total risk-based capital ratios were 6.99% and 12.02%, respectively. This compares with common equity tier 1 capital and tier 1 capital ratios of 11.87% and leverage and total risk-based capital ratios of 7.83% and 13.06%, respectively, as of June 30, 2021. The Bank exceeded minimum regulatory capital requirements to be considered well-capitalized for both periods. Management is not aware of any matters occurring subsequent to September 30, 2021 that would cause the Bank’s capital category to change.

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

The Corporation has identified the appropriateness of the allowance for loan losses and the evaluation of goodwill for impairment as critical accounting policies and an understanding of these policies is necessary to understand the financial statements. Critical accounting policies are those policies that require management’s most difficult, subjective or complex judgments often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Note one (Summary of Significant Accounting Policies - Allowance for Loan Losses and Goodwill and Other Intangible Assets), Note four (Loans), Note six (Goodwill and Intangible Assets) and Management’s Discussion and Analysis of Financial Condition and Results of Operation (Critical Accounting Policies and Use of Significant Estimates) of the 2021 Form 10-K provide detail with regard to the Corporation’s accounting for the allowance for loan losses. There have been no significant changes in the application of accounting policies since June 30, 2021.

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

CONSUMERS BANCORP, INC.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by the report, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15e. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2021.

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

None

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not Applicable

Item 5 – Other Information

None

Item 6 – Exhibits

Exhibit Number	Description

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document) (1)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document (1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.1)

(1)

These interactive date files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSUMERS BANCORP, INC. (Registrant)

Date: November 12, 2021	/s/ Ralph J. Lober Ralph J. Lober, II President & Chief Executive Officer (principal executive officer)

Date: November 12, 2021	/s/ Renee K. Wood Renee K. Wood Chief Financial Officer & Treasurer (principal financial officer)