Form 10-Q
period 2021-12-31
CONSUMERS BANCORP INC /OH/
filed 2022-02-11
CIK 1006830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2021

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
None

There were 3,051,492 shares of Registrant’s common stock, no par value, outstanding as of February 10, 2022.

CONSUMERS BANCORP, INC. FORM 10-Q QUARTER ENDED December 31, 2021

Table of Contents

Page Number (s)

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

CONSUMERS BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)	December 31, 2021 (unaudited)	June 30, 2021
ASSETS
Cash on hand and noninterest-bearing deposits in financial institutions	$11,574	$8,902
Federal funds sold and interest-bearing deposits in financial institutions	9,679	9,627
Total cash and cash equivalents	21,253	18,529
Certificates of deposit in other financial institutions	4,548	5,825
Securities, available-for-sale	269,836	207,760
Securities, held-to-maturity (fair value of $7,264 at December 31, 2021 and $8,352 at June 30, 2021)	7,020	7,996
Equity securities, at fair value	432	424
Federal bank and other restricted stocks, at cost	2,472	2,472
Loans held for sale	838	1,457
Total loans	623,007	566,427
Less allowance for loan losses	(6,932)	(6,471)
Net loans	616,075	559,956
Cash surrender value of life insurance	9,832	9,702
Premises and equipment, net	16,457	15,793
Goodwill	2,452	836
Core deposit intangible, net	498	229
Other real estate owned and repossessed assets	83	—
Accrued interest receivable and other assets	3,107	2,825
Total assets	$954,903	$833,804

LIABILITIES
Deposits
Noninterest-bearing demand	$239,412	$229,102
Interest bearing demand	143,313	127,447
Savings	352,739	282,761
Time	112,756	87,539
Total deposits	848,220	726,849

Short-term borrowings	10,682	12,203
Federal Home Loan Bank advances	16,286	18,050
Accrued interest and other liabilities	6,557	6,802
Total liabilities	881,745	763,904
Commitments and contingent liabilities

SHAREHOLDERS’ EQUITY
Preferred stock (no par value, 350,000 shares authorized, none outstanding)	—	—
Common stock (no par value, 8,500,000 shares authorized; 3,126,874 and 3,124,053 shares issued as of December 31, 2021 and June 30, 2021, respectively)	20,175	20,011
Retained earnings	52,518	47,663
Treasury stock, at cost (75,382 and 95,953 common shares as of December 31, 2021 and June 30, 2021, respectively)	(1,117)	(1,324)
Accumulated other comprehensive income	1,582	3,550
Total shareholders’ equity	73,158	69,900
Total liabilities and shareholders’ equity	$954,903	$833,804

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months ended December 31,		Six Months ended December 31,
(Dollars in thousands, except per share amounts)	2021	2020	2021	2020

Interest and dividend income
Loans, including fees	$7,497	$6,583	$14,565	$13,072
Securities, taxable	806	344	1,517	716
Securities, tax-exempt	508	427	986	847
Equity securities	9	—	17	—
Federal bank and other restricted stocks	20	21	40	39
Federal funds sold and other interest-bearing deposits	43	42	93	89
Total interest and dividend income	8,883	7,417	17,218	14,763
Interest expense
Deposits	274	487	570	1,064
Short-term borrowings	1	2	3	6
Federal Home Loan Bank advances	63	70	127	141
Total interest expense	338	559	700	1,211
Net interest income	8,545	6,858	16,518	13,552
Provision for loan losses	270	130	460	260
Net interest income after provision for loan losses	8,275	6,728	16,058	13,292

Noninterest income
Service charges on deposit accounts	366	314	724	621
Debit card interchange income	522	445	1,031	901
Mortgage banking activity	171	246	429	482
Bank owned life insurance income	65	65	130	131
Securities gains, net	2	8	2	8
Other	95	75	178	151
Total noninterest income	1,221	1,153	2,494	2,294

Noninterest expenses
Salaries and employee benefits	3,269	2,760	6,516	5,451
Occupancy and equipment	728	636	1,436	1,276
Data processing expenses	192	176	406	362
Debit card processing expenses	259	216	527	454
Professional and director fees	158	249	502	486
FDIC assessments	186	87	270	148
Franchise taxes	133	108	266	217
Marketing and advertising	164	116	378	250
Telephone and network communications	88	79	202	163
Amortization of intangible	15	7	26	14
Other	457	397	952	809
Total noninterest expenses	5,649	4,831	11,481	9,630
Income before income taxes	3,847	3,050	7,071	5,956
Income tax expense	685	543	1,244	1,048
Net income	$3,162	$2,507	$5,827	$4,908

Basic and diluted earnings per share	$1.04	$0.83	$1.92	$1.63

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)	Three Months ended December 31,		Six Months ended December 31,
	2021	2020	2021	2020

Net income	$3,162	2,507	$5,827	$4,908

Other comprehensive income, net of tax:
Net change in unrealized gains (losses) on securities available-for-sale:
Unrealized gains (losses) arising during the period	(922)	278	(2,488)	348
Reclassification adjustment for gains included in income	(2)	(8)	(2)	(8)
Net unrealized gains (losses)	(924)	270	(2,490)	340
Income tax effect	194	(57)	522	(71)
Other comprehensive income (loss)	(730)	213	(1,968)	269

Total comprehensive income	$2,432	2,720	$3,859	$5,177

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share data)	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, September 30, 2021	$20,113	$49,844	$(1,117)	$2,312	$71,152
Net income		3,162			3,162
Other comprehensive loss				(730)	(730)
2,821 shares issued associated with dividend reinvestment plan and stock purchase plan	62				62
Cash dividends declared ($0.16 per share)		(488)			(488)
Balance, December 31, 2021	$20,175	$52,518	$(1,117)	$1,582	$73,158

Balance, September 30, 2020	$20,011	$42,424	$(1,324)	$4,316	$65,427
Net income		2,507			2,507
Other comprehensive income				213	213
Cash dividends declared ($0.145 per share)		(439)			(439)
Balance, December 31, 2020	$20,011	$44,492	$(1,324)	$4,529	$67,708

(Dollars in thousands, except per share data)	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, June 30, 2021	$20,011	$47,663	$(1,324)	$3,550	$69,900
Net income		5,827			5,827
Other comprehensive loss				(1,968)	(1,968)
2,821 shares issued associated with dividend reinvestment plan and stock purchase plan	62				62
20,571 shares associated with vested stock awards	102		207		309
Cash dividends declared ($0.32 per share)		(972)			(972)
Balance, December 31, 2021	$20,175	$52,518	$(1,117)	$1,582	$73,158

Balance, June 30, 2020	$19,974	$40,460	$(1,454)	$4,260	$63,240
Net income		4,908			4,908
Other comprehensive income				269	269
12,522 shares associated with vested stock awards	37		130		167
Cash dividends declared ($0.29 per share)		(876)			(876)
Balance, December 31, 2020	$20,011	$44,492	$(1,324)	$4,529	$67,708

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)	Six Months Ended December 31,
	2021	2020
Cash flows from operating activities
Net cash from operating activities	$8,548	$5,706
Cash flow from investing activities
Purchases of securities, available-for-sale	(67,274)	(24,975)
Maturities, calls and principal pay downs of securities, available-for-sale	16,520	20,304
Sale of securities, available-for-sale	1,000	2,733
Principal pay downs of securities, held-to-maturity	976	205
Purchase of equity securities	—	(400)
Net decrease in certificate of deposit in other financial institutions	1,277	3,036
Net increase in loans	(36,719)	(14,431)
Acquisition, net cash received	66,552	—
Premises and equipment purchases	(794)	(194)
Sale of other repossessed assets	—	17
Net cash from investing activities	(18,462)	(13,705)
Cash flow from financing activities
Net increase in deposit accounts	16,833	15,007
Net change in short-term borrowings	(1,521)	6,332
Proceeds from Federal Home Loan Bank advances	—	1,300
Repayments of Federal Home Loan Bank advances	(1,764)	(14,378)
Proceeds from dividend reinvestment and stock purchase plan	62	—
Dividends paid	(972)	(876)
Net cash from financing activities	12,638	7,385
Increase (decrease) in cash or cash equivalents	2,724	(614)
Cash and cash equivalents, beginning of period	18,529	9,659
Cash and cash equivalents, end of period	$21,253	$9,045

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$699	$1,230
Federal income taxes	805	1,055
Non-cash items:
Transfer from loans to repossessed assets	83	9
Issuance of treasury stock for stock awards	309	167
Branch acquisition:
Noncash assets acquired:
Securities, available-for-sale	15,602
Loans	19,943
Premises and equipment	413
Goodwill	1,616
Core deposit intangible	295
Accrued interest receivable and other assets	216
Total noncash assets acquired	38,085
Liabilities assumed:
Deposits	104,538
Other liabilities	99
Total liabilities assumed	104,637
Net noncash assets acquired	(66,552)

See accompanying notes to consolidated financial statements

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

Note 3 – Securities

Debt securities

The following tables summarize the Corporation’s debt securities as of December 31, 2021 and June 30, 2021:

Available –for-Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2021
Obligations of U.S. Treasury	$8,893	$—	$(34)	$8,859
Obligations of U.S. government-sponsored entities and agencies	19,882	99	(183)	19,798
Obligations of state and political subdivisions	85,754	3,343	(132)	88,965
U.S. Government-sponsored mortgage-backed securities–residential	104,522	772	(1,394)	103,900
U.S. Government-sponsored mortgage-backed securities– commercial	8,631	15	(42)	8,604
U.S. Government-sponsored collateralized mortgage obligations– residential	23,684	57	(427)	23,314
Other debt securities	16,465	85	(154)	16,396
Total securities available-for-sale	$267,831	$4,371	$(2,366)	$269,836

Held-to-Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
December 31, 2021
Obligations of state and political subdivisions	$7,020	$244	$—	$7,264

Available–for-Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2021
Obligations of U.S. government-sponsored entities and agencies	$14,746	$301	$(14)	$15,033
Obligations of state and political subdivisions	73,013	3,561	(75)	76,499
U.S. Government-sponsored mortgage-backed securities – residential	90,065	1,136	(684)	90,517
U.S. Government-sponsored mortgage-backed securities – commercial	8,641	204	—	8,845
U.S. Government-sponsored collateralized mortgage obligations – residential	16,302	129	(57)	16,374
Other debt securities	500	—	(8)	492
Total securities available-for-sale	$203,267	$5,331	$(838)	$207,760

Held-to-Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
June 30, 2021
Obligations of state and political subdivisions	$7,996	$356	$—	$8,352

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(

Dollars in thousands, except per share amounts)

Proceeds from the sale and call of available-for-sale securities were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Proceeds from sales and calls	$1,000	$2,733	1,000	2,733
Gross realized gains	2	31	2	31
Gross realized losses	—	23	—	23

The income tax provision related to the net realized gain amounted to less than $1 for the three- and six-month periods ended December 31, 2021. The income tax provision related to the net realized gains amounted to $2 for the three- and six-month periods ended December 31, 2020.

The amortized cost and fair values of debt securities at December 31, 2021, by expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

Available-for-Sale	Amortized Cost	Estimated Fair Value
Due in one year or less	$4,097	$4,118
Due after one year through five years	36,803	37,108
Due after five years through ten years	27,403	27,540
Due after ten years	62,691	65,252
Total	130,994	134,018

U.S. Government-sponsored mortgage-backed and related securities	136,837	135,818
Total securities available-for-sale	$267,831	$269,836

Held-to-Maturity
Due after one year through five years	$253	$260
Due after five years through ten years	4,532	4,045
Due after ten years	2,235	2,959
Total securities held-to-maturity	$7,020	$7,264

Securities with a carrying value of approximately $107,027 and $96,970 were pledged at December 31, 2021 and June 30, 2021, respectively, to secure public deposits and commitments as required or permitted by law.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table summarizes the securities with unrealized losses at December 31 2021 and June 30, 2021, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or more		Total
Available-for-sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2021
Obligation of U.S. Treasury	$8,859	$(34)	$—	$—	$8,859	$(34)
Obligations of U.S. government-sponsored entities and agencies	14,805	(183)	—	—	14,805	(183)
Obligations of state and political subdivisions	13,926	(132)	—	—	13,926	(132)
U.S. Government-sponsored mortgage-backed securities – residential	79,495	(1,394)	—	—	79,495	(1,394)
U.S. Government-sponsored mortgage-backed securities – commercial	5,706	(42)	—	—	5,706	(42)
Collateralized mortgage obligations - residential	20,121	(427)	—	—	20,121	(427)
Other debt securities	10,072	(154)	—	—	10,072	(154)
Total temporarily impaired	$152,984	$(2,366)	$—	$—	$152,984	$(2,366)

	Less than 12 Months		12 Months or more		Total
Available-for-sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2021
Obligations of U.S. government-sponsored entities and agencies	$2,003	$(14)	$—	$—	$2,003	$(14)
Obligations of state and political subdivisions	7,398	(75)	—	—	7,398	(75)
Mortgage-backed securities – residential	42,378	(684)	—	—	42,378	(684)
Collateralized mortgage obligations - residential	7,707	(56)	552	(1)	8,259	(57)
Other debt securities	492	(8)	—	—	492	(8)
Total temporarily impaired	$59,978	$(837)	$552	$(1)	$60,530	$(838)

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

At December 31, 2021, there were a total of 117 available-for-sale securities in the portfolio with unrealized losses mainly due to an increase in market rates when compared to the time of purchase. The unrealized losses within the securities portfolio as of December 31, 2021 have not been recognized into income because the decline in fair value is not attributed to credit quality and management does not intend to sell, and it is not likely that management will be required to sell, the securities prior to their anticipated recovery. The mortgage-backed securities and collateralized mortgage obligations were primarily issued by Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support. The Corporation does not own any private label mortgage-backed securities.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Equity Securities

The Corporation owned equity securities with an amortized cost of $400 and a fair value of $432 and $424 as of December 31, 2021 and June 30, 2021, respectively. Changes in the fair value of these securities are included in noninterest income on the consolidated statements of income. There were no unrealized gains and losses on equity securities during the three- and six-month periods ended December 31, 2021 and 2020. Also, there were no sales of equity securities during the three- and six-month periods ended December 31, 2021 and 2020.

Note 4 – Loans

Major classifications of loans were as follows:

	December 31, 2021	June 30, 2021
Commercial	$116,940	$112,337
Commercial real estate:
Construction	21,457	10,525
Other	282,601	269,679
1 – 4 Family residential real estate:
Owner occupied	137,288	118,269
Non-owner occupied	21,618	19,151
Construction	6,854	9,073
Consumer	36,628	29,646
Subtotal	623,386	568,680
Net deferred loan fees and costs	(379)	(2,253)
Allowance for loan losses	(6,932)	(6,471)
Net Loans	$616,075	$559,956

The commercial loan category in the above table includes PPP loans of $12,692 as of December 31, 2021 and $50,686 as of June 30, 2021 and a mortgage loan warehouse line of credit to another financial institution with an outstanding balance of $25,750 as of December 31, 2021 and $0 as of June 30, 2021. The outstanding balance of the warehouse line of credit can fluctuate significantly based on the other financial institution’s funding needs.

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended December 31, 2021:

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total

Allowance for loan losses:
Beginning balance	$906	$3,985	$1,430	$356	$6,677
Provision for loan losses	49	62	97	62	270
Loans charged-off	—	—	(40)	(13)	(53)
Recoveries	21	2	3	12	38
Total ending allowance balance	$976	$4,049	$1,490	$417	$6,932

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the activity in the allowance for loan losses by portfolio segment for the six months ended December 31, 2021:

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total

Allowance for loan losses:
Beginning balance	$904	$3,949	$1,307	$311	$6,471
Provision for loan losses	51	98	207	104	460
Loans charged-off	—	—	(40)	(47)	(87)
Recoveries	21	2	16	49	88
Total ending allowance balance	$976	$4,049	$1,490	$417	$6,932

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended December 31, 2020:

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total

Allowance for loan losses:
Beginning balance	$940	$3,694	$997	$136	$5,767
Provision for loan losses	(82)	122	31	59	130
Loans charged-off	—	—	—	(12)	(12)
Recoveries	—	1	—	26	27
Total ending allowance balance	$858	$3,817	$1,028	$209	$5,912

The following table presents the activity in the allowance for loan losses by portfolio segment for the six months ended December 31, 2020:

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total

Allowance for loan losses:
Beginning balance	$947	$3,623	$989	$119	$5,678
Provision for loan losses	(67)	192	39	96	260
Loans charged-off	(22)	—	—	(56)	(78)
Recoveries	—	2	—	50	52
Total ending allowance balance	$858	$3,817	$1,028	$209	$5,912

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2021. Included in the recorded investment in loans is $1,173 of accrued interest receivable.

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total
Ending allowance for loan losses balance attributable to loans:
Individually evaluated for impairment	$1	$—	$—	$—	$1
Acquired loans collectively evaluated for impairment	1	66	90	—	157
Originated loans collectively evaluated for impairment	974	3,983	1,400	417	6,774
Total ending allowance balance	$976	$4,049	$1,490	$417	$6,932

Recorded investment in loans:
Loans individually evaluated for impairment	$416	$264	$228	$—	$908
Acquired loans collectively evaluated for impairment	472	11,466	29,058	4,677	45,673
Originated loans collectively evaluated for impairment	115,781	292,214	137,658	31,946	577,599
Total ending loans balance	$116,669	$303,944	$166,944	$36,623	$624,180

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

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents information related to unpaid principal balance, recorded investment and interest income associated with loans individually evaluated for impairment by class of loans as of December 31, 2021 and for the six months ended December 31, 2021:

	As of December 31, 2021			Six Months ended December 31, 2021
	Unpaid		Allowance for Loan	Average	Interest	Cash Basis
	Principal	Recorded	Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial	$421	$294	$—	$297	$—	$—
Commercial real estate:
Other	411	264	—	802	102	102
1-4 Family residential real estate:
Owner occupied	276	228	—	317	3	3
Non-owner occupied	—	—	—	167	75	75
With an allowance recorded:
Commercial	122	122	1	128	4	4
Total	$1,230	$908	$1	$1,711	$184	$184

The following table presents information related to average recorded investment and interest income associated with loans individually evaluated for impairment by class of loans for the three months ended December 31, 2021:

	Average	Interest	Cash Basis
	Recorded	Income	Interest
	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial	$295	$—	$—
Commercial real estate:
Other	691	99	99
1-4 Family residential real estate:
Owner occupied	272	1	1
Non-owner occupied	132	75	75
With an allowance recorded:
Commercial	126	2	2
Total	$1,516	$177	$177

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents information related to unpaid principal balance, recorded investment and interest income associated with loans individually evaluated for impairment by class of loans as of June 30, 2021 and for the six months ended December 31, 2020:

	As of June 30, 2021			Six Months ended December 31, 2020
	Unpaid		Allowance for Loan	Average	Interest	Cash Basis
	Principal	Recorded	Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial	$421	$303	$—	$—	$—	$—
Commercial real estate:
Other	1,062	921	—	867	4	4
1-4 Family residential real estate:
Owner occupied	409	367	—	629	11	11
Non-owner occupied	267	202	—	225	—	—
With an allowance recorded:
Commercial	133	134	1	160	4	4
Commercial real estate:
Other	—	—	—	205	6	6
1-4 Family residential real estate:
Owner occupied	28	27	3	5	—	—
Total	$2,320	$1,954	$4	$2,091	$25	$25

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

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the recorded investment in non-accrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2021 and June 30, 2021:

	December 31, 2021		June 30, 2021
		Loans Past Due		Loans Past Due
		Over 90 Days		Over 90 Days
		Still		Still
	Non-accrual	Accruing	Non-accrual	Accruing
Commercial	$294	$—	$303	$—
Commercial real estate:
Other	219	—	874	—
1 – 4 Family residential:
Owner occupied	227	—	392	29
Non-owner occupied	—	—	202	—
Consumer	—	4	—	12
Total	$740	$4	$1,771	$41

Non-accrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the aging of the recorded investment in past due loans as of December 31, 2021 by class of loans:

	Days Past Due
	30 - 59	60 - 89	90 Days or	Total	Loans Not
	Days	Days	Greater	Past Due	Past Due	Total
Commercial	$—	$—	$—	$—	$116,669	$116,669
Commercial real estate:
Construction	—	—	—	—	21,443	21,443
Other	—	—	—	—	282,501	282,501
1-4 Family residential:
Owner occupied	236	—	—	236	138,169	138,405
Non-owner occupied	—	—	—	—	21,626	21,626
Construction	—	—	—	—	6,913	6,913
Consumer	153	15	4	172	36,451	36,623
Total	$389	$15	$4	$408	$623,772	$624,180

The above table of past due loans includes the recorded investment in non-accrual loans of $203 in the 30 to 89 days category and $537 in the loans not past due category.

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

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Troubled Debt Restructurings (TDR):

The Corporation has certain loans that have been modified in order to maximize collection of loan balances that are classified as TDRs. A modified loan is usually classified as a TDR if, for economic reasons, management grants a concession to the original terms and conditions of the loan to a borrower who is experiencing financial difficulties that it would not have otherwise considered. In response to COVID-19, on March 22, 2020 the Corporation adopted a loan modification program to assist borrowers impacted by the virus. The program is available to most borrowers whose loan was not past due on March 22, 2020, the date this loan modification program was adopted. The program offers principal and interest payment deferrals for up to 90 days or interest only payments for up to 90 days. Borrowers are eligible for an additional 90 days of payment deferrals if situations warrant a need for an extension. Interest will be deferred but will continue to accrue during the deferment period and the maturity date on amortizing loans will be extended by the number of months the payment was deferred. Consistent with issued regulatory guidance, modifications made under this program in response to COVID-19 will not be classified as TDRs. As of December 31, 2021, three borrowers with an aggregate outstanding balance of $68 are in payment deferral status under this loan modification program.

As of December 31, 2021 and June 30, 2021, the Corporation had $461 and $688, respectively, of loans classified as TDRs which are included in impaired loans above. As of December 31, 2021 and June 30, 2021, the Corporation had not committed to lend any additional funds to customers with outstanding loans that were classified as troubled debt restructurings. As of December 31, 2021 and June 30, 2021, the Corporation had $1 and $4, respectively, of specific reserve allocated to these loans.

During the three- and six-month periods ended December 31, 2021 and 2020, there were no loan modifications completed that were classified as troubled debt restructurings. There were no charge-offs from troubled debt restructurings that were completed during the three- and six-month periods ended December 31, 2021 and 2020.

There were no loans classified as troubled debt restructurings for which there was a payment default within 12 months following the modification during the three- and six-month periods ended December 31, 2021 and 2020. A loan is considered in payment default once it is 90 days contractually past due under the modified terms.

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

	As of December 31, 2021
		Special			Not
	Pass	Mention	Substandard	Doubtful	Rated
Commercial	$115,183	$687	$271	$294	$234
Commercial real estate:
Construction	21,443	—	—	—	—
Other	274,500	2,123	4,555	219	1,104
1-4 Family residential real estate:
Owner occupied	1,232	—	—	227	136,946
Non-owner occupied	21,128	152	77	—	269
Construction	3,138	—	—	—	3,775
Consumer	657	—	—	—	35,966
Total	$437,281	$2,962	$4,903	$740	$178,294

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

Assets and liabilities measured at fair value on a recurring basis are summarized below, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Balance at	Fair Value Measurements at December 31, 2021
	December 31, 2021	Level 1	Level 2	Level 3
Assets:
Obligations of U.S. Treasury	$8,859	$—	$8,859	$—
Obligations of U.S. government-sponsored entities and agencies	19,798	—	19,798	—
Obligations of state and political subdivisions	88,965	—	88,965	—
U.S. Government-sponsored mortgage-backed securities – residential	103,900	—	103,900	—
U.S. Government-sponsored mortgage-backed securities – commercial	8,604	—	8,604	—
U.S. Government-sponsored collateralized mortgage obligations - residential	23,314	—	23,314	—
Other debt securities	16,396	—	16,396	—
Equity securities	432	—	432	—

	Balance at	Fair Value Measurements at June 30, 2021
	June 30, 2021	Level 1	Level 2	Level 3
Assets:
Obligations of U.S. government-sponsored entities and agencies	$15,033	$—	$15,033	$—
Obligations of state and political subdivisions	76,499	—	76,499	—
U.S. government-sponsored mortgage-backed securities - residential	90,517	—	90,517	—
U.S. government-sponsored mortgage-backed securities - commercial	8,845	—	8,845	—
U.S. government-sponsored collateralized mortgage obligations - residential	16,374	—	16,374	—
Other debt securities	492	—	492	—
Equity securities	424	—	424	—

There were no transfers between Level 1 and Level 2 during the three-month and six-month periods ended December 31, 2021.

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

Impaired Loans: At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive specific allocations of the allowance for loan losses or are charged down to their fair value. For collateral dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. There were no impaired loans measured at fair value on a non-recurring basis at December 31, 2021 or June 30, 2021 and there was no impact to the provision for loan losses for the three- or six-month periods ended December 31, 2021 or 2020.

Other Real Estate and Repossessed Assets Owned: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Real estate owned properties and other repossessed assets, which are primarily vehicles, are evaluated on a quarterly basis for additional impairment and adjusted accordingly. There was $83 in other real estate owned as of December 31, 2021, and there was no other real estate owned or other repossessed assets being carried at fair value as of June 30, 2021.

The following table shows the estimated fair values of financial instruments that are reported at amortized cost in the Corporation’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	December 31, 2021		June 30, 2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Level 1 inputs:
Cash and cash equivalents	$21,253	$21,253	$18,529	$18,529
Level 2 inputs:
Certificates of deposit in other financial institutions	4,548	4,670	5,825	5,955
Loans held for sale	838	852	1,457	1,488
Accrued interest receivable	2,403	2,403	2,077	2,077
Level 3 inputs:
Securities held-to-maturity	7,020	7,264	7,996	8,352
Loans, net	616,075	621,931	559,956	560,208
Financial Liabilities:
Level 2 inputs:
Demand and savings deposits	735,464	735,464	639,310	639,310
Time deposits	112,756	113,302	87,539	88,147
Short-term borrowings	10,682	10,682	12,203	12,203
Federal Home Loan Bank advances	16,286	16,165	18,050	18,247
Accrued interest payable	52	52	51	51

Note 6 – Earnings Per Share

Basic earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period and is equal to net income divided by the weighted average number of shares outstanding during the period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares that may be issued upon the vesting of restricted stock awards. There were no anti-dilutive shares of restricted stock for the three-month period ended December 31, 2021, and 9,766 shares of restricted stock that were anti-dilutive for the six-month period ended December 31, 2021. There were 4,352 and 569 shares of restricted stock that were anti-dilutive for the three- and six-month periods ended December 31, 2020, respectively.  The following table details the calculation of basic and diluted earnings per share:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2021	2020	2021	2020
Basic:
Net income available to common shareholders	$3,162	$2,507	$5,827	$4,908
Weighted average common shares outstanding	3,034,362	3,017,268	3,032,416	3,015,741
Basic income per share	$1.04	$0.83	$1.92	$1.63

Diluted:
Net income available to common shareholders	$3,162	$2,507	$5,827	$4,908
Weighted average common shares outstanding	3,034,362	3,017,268	3,032,416	3,015,741
Dilutive effect of restricted stock	438	21	233	—
Total common shares and dilutive potential common shares	3,034,800	3,017,289	3,032,649	3,015,741
Dilutive income per share	$1.04	$0.83	$1.92	$1.63

Note 7 –Accumulated Other Comprehensive Income (Loss)

The components of other comprehensive income related to unrealized gains and losses on available-for-sale securities for the three and six-month periods ended December 31, 2021 and 2020, were as follows:

	Pretax	Tax Effect	After-tax	Affected Line Item in Consolidated Statements of Income
Balance as of September 30, 2021	$2,927	$(615)	$2,312
Unrealized holding loss on available-for-sale securities arising during the period	(922)	194	(728)
Amounts reclassified from accumulated other comprehensive income	(2)	—	(2)	(a)(b)
Net current period other comprehensive loss	(924)	194	(730)
Balance as of December 31, 2021	$2,003	$(421)	$1,582

Balance as of September 30, 2020	$5,463	$(1,147)	$4,316
Unrealized holding gain on available-for-sale securities arising during the period	278	(59)	219
Amounts reclassified from accumulated other comprehensive income	(8)	2	(6)	(a)(b)
Net current period other comprehensive gain	270	(57)	213
Balance as of December 31, 2020	$5,733	$(1,204)	$4,529

(a) Securities (gains) losses, net

(b) Income tax expense

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

	Pretax	Tax Effect	After-tax	Affected Line Item in Consolidated Statements of Income
Balance as of June 30, 2021	$4,493	$(943)	$3,550
Unrealized holding loss on available-for-sale securities arising during the period	(2,488)	522	(1,966)
Amounts reclassified from accumulated other comprehensive income	(2)	—	(2)	(a)(b)
Net current period other comprehensive loss	(2,490)	522	(1,968)
Balance as of December 31, 2021	$2,003	$(421)	$1,582

Balance as of June 30, 2020	$5,393	$(1,133)	$4,260
Unrealized holding gain on available-for-sale securities arising during the period	348	(73)	275
Amounts reclassified from accumulated other comprehensive income	(8)	2	(6)	(a)(b)
Net current period other comprehensive income	340	(71)	269
Balance after reclassification as of December 31, 2020	$5,733	$(1,204)	$4,529

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

CONSUMERS BANCORP, INC.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share data)

General

The following is management’s analysis of the Corporation’s results of operations for the three- and six-month periods ended December 31, 2021, compared to the same periods in 2020, and the consolidated balance sheet at December 31, 2021, compared to June 30, 2021. This discussion is designed to provide a more comprehensive review of the operating results and financial condition than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

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

COVID-19 Pandemic

In response to COVID-19, management actively pursued multiple avenues to assist customers during these uncertain times. For commercial borrowers, the Coronavirus Aid, Relief and Economic Security Act (the CARES Act) includes key SBA initiatives to assist small businesses. The Paycheck Protection Program (PPP) was designed to provide a direct incentive for small businesses to keep their workers on the payroll. The SBA will forgive loans obtained under this program if the borrower meets payroll and other requirements. The Bank originated a total of $113,367 of PPP loans during the first and second rounds of assistance. As of December 31, 2021, there were $12,692 of PPP loans outstanding.

Additionally, on March 22, 2020 the Corporation adopted a loan modification program to assist borrowers impacted by COVID-19. The program is available to most borrowers whose loan was not past due on March 22, 2020, the date this loan modification program was adopted. The program offers principal and interest payment deferrals for up to 90 days or interest only payments for up to 90 days. Borrowers are eligible for an additional 90 days of payment deferrals if situations warrant a need for an extension. Interest will be deferred but will continue to accrue during the deferment period and the maturity date on amortizing loans will be extended by the number of months the payment was deferred. Consistent with issued regulatory guidance, modifications made under this program in response to COVID-19 will not be classified as troubled debt restructurings. As of December 31, 2021, three borrowers with an outstanding balance of $68 in the aggregate are in payment deferral status under this loan modification program.

We have assisted, and may continue to assist, customers who are experiencing financial hardship due to COVID-19 by waiving late charges, refunding NSF and overdraft fees, and waiving CD prepayment penalties. In addition, the consumer reserve personal line of credit, an unsecured line of credit that is linked to a personal checking account, was redesigned to provide easier access to credit and a lower initial rate.

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

CONSUMERS BANCORP, INC.

Managements's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Results of Operations

Three-and Six-Month Periods Ended December 31, 2021 and 2020

Net income for the second quarter of fiscal year 2022 was $3,162, or $1.04 per common share, compared to $2,507, or $0.83 per common share for the three months ended December 31, 2020. The following are key highlights of our results of operations for the three months ended December 31, 2021, compared to the prior fiscal year comparable period:

●

net interest income increased by $1,687 to $8,545, or 24.6%, in the second quarter of fiscal year 2022 from the same prior year period primarily as a result of the growth in average interest-earning assets along with a reduction in the cost of funds;

●	a $270 provision for loans loss expense was recorded for the second quarter of fiscal year 2022 compared with $130 for the same prior year period;
●

noninterest income increased by $68, or 5.9%, in the second quarter of fiscal year 2022 from the same prior year period primarily due to a $77, or 17.3%, increase in debit card interchange income and a $52, or 16.6%, increase in service charges on deposit accounts which were partially offset by a $75 decline in mortgage banking activity; and

●

noninterest expenses increased by $818 in the second quarter of fiscal year 2022 from the same prior year period primarily due to increases in salaries and employee benefits; occupancy and equipment expenses; and Federal Deposit Insurance Corporation (FDIC) assessments.

In the first six months of fiscal year 2022, net income was $5,827, or $1.92 per common share, compared to $4,908, or $1.63 per common share, for the six months ended December 31, 2020. The following are key highlights of our results of operations for the six months ended December 31, 2021, compared to the prior fiscal year-to-date comparable period:

●	net interest income increased by $2,966 to $16,518, or by 21.9%, in the first six months of fiscal year 2022 from the same prior year period;
●	a provision for loan loss expense of $460 was recorded in the first six months of fiscal year 2022 compared with $260 during the same prior year period;
●

noninterest income increased by $200, or 8.7%, in the first six months of fiscal year 2022 primarily due to a $130, or 14.4%, increase in debit card interchange income and a $103, or 16.6%, increase in service charges on deposit accounts which were partially offset by a $53 decline in gains from the sale of mortgage loans; and

●	noninterest expenses increased by $1,851, or 19.2%, in the first six months of fiscal year 2022 from the same prior year period primarily due to an increase in salaries and employee benefit expenses.

The annualized return on average equity and return on average assets were 16.03% and 1.23%, respectively, for the six months ended December 31, 2021 compared to 14.83% and 1.31%, respectively, for the same prior year period.

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

The Corporation’s net interest margin was 3.77% for the three months ended December 31, 2021, compared with 3.87% for the same period in 2020. FTE net interest income for the three months ended December 31, 2021 increased by $1,708, or 24.5%, to $8,672 from $6,964 for the same prior year period.

CONSUMERS BANCORP, INC.

Managements's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Tax-equivalent interest income for the three months ended December 31, 2021 increased by $1,487, or 19.8%, from the same prior year period. Interest income was positively impacted by the recognition of origination fees on PPP loans that were forgiven during the quarter. The PPP loans had an average balance of $17,803 in the second quarter of fiscal year 2022 and, during this same period, $1,055 of interest and fee income was recognized on the PPP loans. This compares with an average balance of $61,633 for the three-month period ended December 31, 2020 and the recognition of $912 of interest and fee income on the PPP loans during the three-month period ended December 31, 2020. Interest income was also positively impacted by a $195,418, or 27.2%, increase in average interest-earning assets from the same prior year period due to the additional assets acquired as part of the acquisition of the two branches from CFBank. The yield on average interest-earning assets declined to 3.92% for the three months ended December 31, 2021 compared with 4.18% for the same period last year. We believe a reduction in the accretion of origination fees from PPP loans as these loans are forgiven combined with the continued low level of interest rates, will continue to impact the yield on interest-earning assets and could ultimately result in a decline in interest income.

Interest expense for the three months ended December 31, 2021 decreased by $221, or 39.5%, from the same prior year period primarily due to a reduction in deposit and borrowing costs as a result of lower market interest rates. The Corporation’s cost of funds was 0.21% for the three months ended December 31, 2021 compared with 0.46% for the same prior year period.

The Corporation’s net interest margin was 3.70% for the six months ended December 31, 2021, compared with 3.86% for the same period in 2020. FTE net interest income for the six months ended December 31, 2021 increased by $3,008, or 21.9%, to $16,764 from $13,756 for the same prior year period.

Tax-equivalent interest income for the six months ended December 31, 2021 increased by $2,497, or 16.7%, from the same prior year period. Interest income was positively impacted by a $190,434, or 26.7%, increase in average interest-earning assets from the same prior year period primarily due to the assets acquired from the CFBank branch acquisition as well as organic growth. Additionally, interest income was positively impacted by the accretion of origination fees from the PPP loans. The PPP loans had an average balance of $30,269 for the six-month period ended December 31, 2021 and, during this same period, $2,052 of interest and fee income was recognized on the PPP loans. This compares with an average balance of $64,932 for the six-month period ended December 31, 2020 and the recognition of $1,769 of interest and fee income on the PPP loans during the six-month period ended December 31, 2020. A reduction in the accretion of origination fees from PPP loans as these loans are forgiven could ultimately result in a decline in interest income. The Corporation’s yield on average interest-earning assets was 3.85% for the six months ended December 31, 2021 compared with 4.20% for the same period last year.

Interest expense for the six months ended December 31, 2021 decreased by $511 from the same prior year period. The Corporation’s cost of funds was 0.22% for the six months ended December 31, 2021 compared with 0.50% for the same prior year period. The decline in short term market interest rates had an impact on the rates paid on all interest-bearing deposit products and short-term borrowings.

CONSUMERS BANCORP, INC.

Managements's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Average Balance Sheets and Analysis of Net Interest Income for the Three Months Ended December 31, (In thousands, except percentages)

	2021			2020
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Taxable securities	$182,705	$806	1.75%	$74,051	$344	1.90%
Nontaxable securities (1)	86,093	633	3.02	67,892	529	3.24
Loans receivable (1)	592,633	7,499	5.02	552,897	6,587	4.73
Federal bank and other restricted stocks	2,472	20	3.21	2,472	21	3.37
Equity securities	424	9	8.42	—	—	—
Interest bearing deposits and federal funds sold	50,145	43	0.34	21,742	42	0.77
Total interest-earning assets	914,472	9,010	3.92%	719,054	7,523	4.18%

Noninterest-earning assets	37,425			30,865

Total Assets	$951,897			$749,919

Interest-bearing liabilities:
NOW	$143,318	$35	0.10%	$107,191	$38	0.14%
Savings	343,763	92	0.11	235,414	84	0.14
Time deposits	116,664	147	0.50	112,543	365	1.29
Short-term borrowings	8,910	1	0.04	8,596	2	0.09
FHLB advances	16,291	63	1.53	20,006	70	1.39
Total interest-bearing liabilities	628,946	338	0.21%	483,750	559	0.46%

Noninterest-bearing liabilities:
Noninterest-bearing checking accounts	243,465			193,587
Other liabilities	6,998			5,907
Total liabilities	879,409			683,244
Shareholders’ equity	72,488			66,675

Total liabilities and shareholders’ equity	$951,897			$749,919

Net interest income, interest rate spread (1)		$8,672	3.71%		$6,964	3.72%

Net interest margin (net interest as a percent of average interest-earning assets) (1)			3.77%			3.87%

Federal tax exemption on non-taxable securities and loans included in interest income		$127			$106

Average interest-earning assets to interest-bearing liabilities	145.40%			148.64%

(1) calculated on a fully taxable equivalent basis utilizing a statutory federal income tax rate of 21.0%

CONSUMERS BANCORP, INC.

Managements's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Average Balance Sheets and Analysis of Net Interest Income for the Six Months Ended December 31, (In thousands, except percentages)

	2021			2020
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Taxable securities	$168,323	$1,517	1.79%	$76,240	$716	1.92%
Nontaxable securities (1)	84,159	1,228	3.01	67,183	1,043	3.24
Loans receivable (1)	585,497	14,569	4.94	548,530	13,080	4.73
Federal bank and other restricted stocks	2,472	40	3.21	2,472	39	3.13
Equity securities	424	17	7.95	—	—	—
Interest bearing deposits and federal funds sold	62,393	93	0.30	18,409	89	0.96
Total interest-earning assets	903,268	17,464	3.85%	712,834	14,967	4.20%

Noninterest-earning assets	36,269			30,600

Total Assets	$939,537			$743,434

Interest-bearing liabilities:
NOW	$140,608	$68	0.10%	$104,646	$83	0.16%
Savings	334,222	181	0.11	231,954	189	0.16
Time deposits	118,888	321	0.54	113,680	792	1.38
Short-term borrowings	10,239	3	0.06	8,238	6	0.14
FHLB advances	16,444	127	1.53	22,059	141	1.27
Total interest-bearing liabilities	620,401	700	0.22%	480,577	1,211	0.50%

Noninterest-bearing liabilities:
Noninterest-bearing checking accounts	239,965			191,360
Other liabilities	7,081			5,851
Total liabilities	867,447			677,788
Shareholders’ equity	72,090			65,646

Total liabilities and shareholders’ equity	$939,537			$743,434

Net interest income, interest rate spread (1)		$16,764	3.63%		$13,756	3.70%

Net interest margin (net interest as a percent of average interest-earning assets) (1)			3.70%			3.86%

Federal tax exemption on non-taxable securities and loans included in interest income		$246			$204

Average interest-earning assets to interest-bearing liabilities	145.59%			148.33%

(1) calculated on a fully taxable equivalent basis utilizing a statutory federal income tax rate of 21.0%

CONSUMERS BANCORP, INC.

Managements's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Provision for Loan Losses

The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable incurred credit losses in the Bank’s loan portfolio that have been incurred at each balance sheet date. For the six-month period ended December 31, 2021, the provision for loan losses was $460 compared with $260 for the same prior year period. Net recoveries of $1 were recorded during the six-month period ended December 31, 2021, compared with net charge-offs of $26 during the six-month period ended December 31, 2020. The loan loss provision expense recorded in fiscal year 2022 was primarily due to the organic growth within the loan portfolio.

Non-performing loans were $744 as of December 31, 2021, compared with $1,771 as of June 30, 2021 and $1,940 as of December 31, 2020. Non-performing loans to total loans were 0.12% at December 31, 2021 and 0.31% at June 30, 2021. Non-performing loans declined primarily due to the full payoff of two loans that had a balance of $831 as of June 30, 2021 that were on non-accrual for an extended period. The allowance for loan losses as a percentage of loans was 1.11% at December 31, 2021 and 1.14% at June 30, 2021.

Noninterest Income

Noninterest income increased by $68, or 5.9%, for the second quarter of fiscal year 2022 from the same period last year. For the six-month perioded ended December 31, 2021, noninterest income increased by $200, or 8.7%, from the same period last year primarily due to a $130, or 14.4%, increase in debit card interchange income and a $103, or 16.6% increase in service charges on deposit accounts. Service charges on deposit accounts may be negatively impacted by an industry wide trend of reducing overdraft fees as large banks have announced a reduction in these types of fees in response to regulatory pressure. These increases were partially offset by mortgage banking activity decreasing by $53, or 11.0%, from the same prior year period. Gains from the sale of mortgage loans to the secondary market declined as refinancing of mortgages slowed as a result of the increase in mortgage rates from the record lows in the previous year.

Noninterest Expenses

Total noninterest expenses increased by $818, or 16.9%, for the second quarter of fiscal year 2022 compared with the same period last year. Increases in salaries and employee benefits; FDIC assessments; and occupancy and equipment expenses contributed to the increase in noninterest expenses for the three-month period ended December 31, 2021.

Total noninterest expenses increased by $1,851, or 19.2%, for the six-month period ended December 31, 2021 compared with the same period last year. Salaries and employee benefit expenses increased by $1,065, or 19.5%, due to the addition of staff at three new office locations, the addition of lending staff, and increases in health care costs. FDIC assessments increased by $122, or 82.4%, for the current fiscal year-to-date period ended December 31, 2021 primarily due to the growth within the organization.

Income Taxes

Income tax expense was $685 and $1,244 for the three- and six-month periods ended December 31, 2021, respectively, compared to $543 and $1,048 for the three- and six-month periods ended December 31, 2020, respectively. The effective tax rates were 17.8% and 17.6% for the three- and six-month periods ended December 31, 2021 and 2020, respectively. The effective tax rates differed from the federal statutory rate because of tax-exempt income from obligations of state and political subdivisions, loans, and bank owned life insurance income.

Financial Condition

Total assets as of December 31, 2021 were $954,903 compared to $833,804 at June 30, 2021, an increase of $121,099, or an annualized 29.0%. Since June 30, 2021, total deposits increased by $121,371, or an annualized 33.4% and includes $104,538 of deposits acquired as part of the acquisition of the branches from CFBank. The Corporation has maintained a favorable deposit mix, with 28.2% in noninterest-bearing deposits, 16.9% in interest bearing demand deposits, 41.6% in savings and money market deposits, and 13.3% in time deposits as of December 31, 2021.

Total loans increased by $56,580, or an annualized 20.0%, from June 30, 2021. The increase in loans included organic loan growth of $53,626 and loans acquired as part of the acquisition of the branches from CFBank with an outstanding balance of $15,198 as of December 31, 2021. In addition, the mortgage loan warehouse line of credit to another financial institution had an outstanding balance of $25,750 as of December 31, 2021 and was zero as of June 30, 2021. These increases were partially offset by a $37,994 decline in PPP loans from June 30, 2021, to $12,692 as of December 31, 2021, as the pace of PPP loan forgiveness remained high.

CONSUMERS BANCORP, INC.

Managements's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Non-Performing Assets

The following table presents the aggregate amounts of non-performing assets and select ratios as of the dates indicated.

	December 31, 2021	June 30, 2021	December 31, 2020
Non-accrual loans	$740	$1,771	$1,940
Loans past due over 90 days and still accruing	4	—	—
Total non-performing loans	744	1,771	1,940
Other real estate and repossessed assets	83	—	—
Total non-performing assets	$827	$1,771	$1,940

Non-performing loans to total loans	0.12%	0.31%	0.35%
Allowance for loan losses to total non-performing loans	931.72%	365.39%	304.74%

As of December 31, 2021, impaired loans totaled $908, of which $740 are included in non-accrual loans. As of June 30, 2021, impaired loans totaled $1,954, of which $1,771 are included in non-accrual loans. Commercial and commercial real estate loans are classified as impaired if management determines that full collection of principal and interest, in accordance with the terms of the loan documents, is not probable. Impaired loans and non-performing loans have been considered in management’s analysis of the appropriateness of the allowance for loan losses. Management and the Board of Directors are closely monitoring these loans and believe that the prospects for recovery of principal and interest, less identified specific reserves, are favorable.

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

For the six months ended December 31, 2021, net cash inflow from operating activities was $8,548, net cash outflows from investing activities was $18,462 and net cash inflows from financing activities was $12,638. A major source of cash was $66,552 from the acquisition of the branches from CFBank, a $16,833 increase in organic deposits and $17,520 from maturity, calls, principal pay downs and sales of available-for-sale securities. A major use of cash included a $67,274 purchases of available-for-sale securities and a $36,719 increase in loans. Total cash and cash equivalents were $21,253 as of December 31, 2021, compared to $18,529 at June 30, 2021 and $9,045 at December 31, 2020.

The Bank offers several types of deposit products to its customers. We believe the rates offered by the Bank and the fees charged for them are competitive with the rates and fees charged by other banks for similar deposit products currently available in the market area. Deposits totaled $848,220 at December 31, 2021 compared with $726,849 at June 30, 2021.

To provide an additional source of liquidity, the Corporation has entered into an agreement with the Federal Home Loan Bank (FHLB) of Cincinnati. At December 31, 2021, advances from the FHLB of Cincinnati totaled $16,286 compared with $18,050 at June 30, 2021. As of December 31, 2021, the Bank had the ability to borrow an additional $91,341 from the FHLB of Cincinnati based on a blanket pledge of qualifying first mortgage and multi-family loans. The Corporation considers the FHLB of Cincinnati to be a reliable source of liquidity funding, secondary to its deposit base.

CONSUMERS BANCORP, INC.

Managements's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Short-term borrowings consisted of repurchase agreements, which are financing arrangements that mature daily, and a line of credit for the Corporation. The Bank pledges securities as collateral for the repurchase agreements. Short-term borrowings totaled $10,682 at December 31, 2021 and $13,275 at June 30, 2021.

Jumbo time deposits (those with balances of $250 and over) totaled $19,715 as of December 31, 2021 and $18,488 as of June 30, 2021. These deposits are monitored closely by the Corporation and are mainly priced on an individual basis. The Corporation has the option to use a fee-paid broker to obtain deposits from outside its normal service area as an additional source of funding. The Corporation, however, does not rely upon these deposits as a primary source of funding. Although management monitors interest rates on an ongoing basis, a quarterly rate sensitivity report is used to determine the effect of interest rate changes on the financial statements. In the opinion of management, enough assets or liabilities could be repriced over the near term (up to three years) to compensate for such changes. The spread on interest rates, or the difference between the average earning assets and the average interest-bearing liabilities, is monitored quarterly.

Off-Balance Sheet Arrangements

In the normal course of business, to meet the financial needs of our customers, we are a party to financial instruments with off-balance sheet risk. These financial instruments generally include commitments to originate mortgage, commercial and consumer loans, and involve to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the Consolidated Balance Sheets. The maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments. Since commitments to extend credit have a fixed expiration date or other termination clause, some commitments will expire without being drawn upon and the total commitment amounts do not necessarily represent future cash requirements. The same credit policies are used in making commitments as are used for on-balance sheet instruments and collateral is required in instances where deemed necessary. Undisbursed balances of loans closed include funds not disbursed but committed for construction projects. Unused lines of credit include funds not disbursed, but committed for home equity, commercial and consumer lines of credit. Financial standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Total unused commitments were $131,397 as of December 31, 2021 and $119,299 as of June 30, 2021.

Capital Resources

Total shareholders’ equity increased to $73,158 as of December 31, 2021, from $69,900 as of June 30, 2021. The primary reason for the increase in shareholders’ equity was from net income of $5,827 for the first six months of fiscal year 2022 which was partially offset by a decrease of $1,968 in accumulated other comprehensive income due to a decline in the unrealized gain in the mark-to-market of available-for-sale securities and by cash dividends paid of $972. During the second quarter of fiscal year 2022, the Corporation took out an unsecured $5,000 line of credit to provide capital support to the Bank and for other general corporate purposes. As of December 31, 2021, the outstanding balance on the line of credit was $2,500.

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

As of December 31, 2021, the Bank’s common equity tier 1 capital and tier 1 capital ratios were 10.92% and the leverage and total risk-based capital ratios were 7.45% and 11.99%, respectively. This compares with common equity tier 1 capital and tier 1 capital ratios of 11.87% and leverage and total risk-based capital ratios of 7.83% and 13.06%, respectively, as of June 30, 2021. The Bank exceeded minimum regulatory capital requirements to be considered well-capitalized for both periods. Management is not aware of any matters occurring subsequent to December 31, 2021 that would cause the Bank’s capital category to change.

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

CONSUMERS BANCORP, INC.

Managements's Discussion and Analysis of Financial Condition

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

●	fluctuations in market interest rates could result in changes in fair market valuations and a decline in the net interest margin and net interest income;
●	changes in the level of non-performing assets and charge-offs;
●	the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities, and insurance) with which we must comply;
●	declining asset values impacting the underlying value of collateral;
●	unanticipated changes in our liquidity position, including, but not limited to, changes in the cost of liquidity and our ability to find alternative funding sources;
●	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;
●	changes in consumer spending, borrowing and savings habits;
●	changes in accounting policies, rules and interpretations that may come as a result of COVID-19 or otherwise;
●	our ability to attract and retain qualified employees;
●	competitive pressures on product pricing and services;
●	breaches of security or failures of our technology systems due to technological or other factors and cybersecurity threats; and
●	changes in the reliability of our vendors, internal control systems or information systems.

CONSUMERS BANCORP, INC.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by the report, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15e. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2021.

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

CONSUMERS BANCORP, INC. (Registrant)

Date: February 11, 2022	/s/ Ralph J. Lober Ralph J. Lober, II President & Chief Executive Officer (principal executive officer)

Date: February 11, 2022	/s/ Renee K. Wood Renee K. Wood Chief Financial Officer & Treasurer (principal financial officer)