Form 10-Q
period 2022-03-31
CONSUMERS BANCORP INC /OH/
filed 2022-05-13
CIK 1006830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

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
None

There were 3,053,752 shares of Registrant’s common stock, no par value, outstanding as of May 10, 2022.

CONSUMERS BANCORP, INC. FORM 10-Q QUARTER ENDED March 31, 2022

Table of Contents

Page Number (s)

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

CONSUMERS BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)	March 31, 2022 (unaudited)	June 30, 2021
ASSETS
Cash on hand and noninterest-bearing deposits in financial institutions	$13,524	$8,902
Federal funds sold and interest-bearing deposits in financial institutions	37,804	9,627
Total cash and cash equivalents	51,328	18,529
Certificates of deposit in other financial institutions	4,041	5,825
Securities, available-for-sale	288,375	207,760
Securities, held-to-maturity (fair value of $6,877 at March 31, 2022 and $8,352 at June 30, 2021)	7,020	7,996
Equity securities, at fair value	428	424
Federal bank and other restricted stocks, at cost	2,525	2,472
Loans held for sale	429	1,457
Total loans	603,595	566,427
Less allowance for loan losses	(6,997)	(6,471)
Net loans	596,598	559,956
Cash surrender value of life insurance	9,895	9,702
Premises and equipment, net	16,491	15,793
Goodwill	2,452	836
Core deposit intangible, net	484	229
Accrued interest receivable and other assets	7,483	2,825
Total assets	$987,549	$833,804

LIABILITIES
Deposits
Noninterest-bearing demand	$255,528	$229,102
Interest bearing demand	153,432	127,447
Savings	375,104	282,761
Time	106,570	87,539
Total deposits	890,634	726,849

Short-term borrowings	11,834	12,203
Federal Home Loan Bank advances	16,271	18,050
Accrued interest and other liabilities	6,844	6,802
Total liabilities	925,583	763,904
Commitments and contingent liabilities

SHAREHOLDERS’ EQUITY
Preferred stock (no par value, 350,000 shares authorized, none outstanding)	—	—
Common stock (no par value, 8,500,000 shares authorized; 3,129,134 and 3,124,053 shares issued as of March 31, 2022 and June 30, 2021, respectively)	20,229	20,011
Retained earnings	54,615	47,663
Treasury stock, at cost (75,382 and 95,953 common shares as of March 31, 2022 and June 30, 2021, respectively)	(1,117)	(1,324)
Accumulated other comprehensive income (loss)	(11,761)	3,550
Total shareholders’ equity	61,966	69,900
Total liabilities and shareholders’ equity	$987,549	$833,804

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months ended March 31,		Nine Months ended March 31,
(Dollars in thousands, except per share amounts)	2022	2021	2022	2021

Interest and dividend income
Loans, including fees	$6,775	$5,840	$21,340	$18,912
Securities, taxable	903	368	2,420	1,084
Securities, tax-exempt	516	428	1,502	1,275
Equity securities	8	8	25	8
Federal bank and other restricted stocks	19	19	59	58
Federal funds sold and other interest-bearing deposits	31	41	124	130
Total interest and dividend income	8,252	6,704	25,470	21,467
Interest expense
Deposits	274	299	844	1,363
Short-term borrowings	1	2	4	8
Federal Home Loan Bank advances	62	67	189	208
Total interest expense	337	368	1,037	1,579
Net interest income	7,915	6,336	24,433	19,888
Provision for loan losses	85	185	545	445
Net interest income after provision for loan losses	7,830	6,151	23,888	19,443

Noninterest income
Service charges on deposit accounts	362	290	1,086	911
Debit card interchange income	492	467	1,523	1,368
Mortgage banking activity	122	149	551	631
Bank owned life insurance income	63	64	193	195
Securities gains, net	—	6	2	14
Loss on disposition or write-down of other real estate owned	(5)	—	(5)	—
Other	86	78	264	229
Total noninterest income	1,120	1,054	3,614	3,348

Noninterest expenses
Salaries and employee benefits	3,400	2,527	9,916	7,978
Occupancy and equipment	792	662	2,228	1,938
Data processing expenses	198	182	604	544
Debit card processing expenses	246	242	773	696
Professional and director fees	162	188	664	674
FDIC assessments	159	76	429	224
Franchise taxes	137	132	403	349
Marketing and advertising	142	114	520	364
Telephone and network communications	90	84	292	247
Amortization of intangible	14	6	40	20
Other	497	452	1,449	1,261
Total noninterest expenses	5,837	4,665	17,318	14,295
Income before income taxes	3,113	2,540	10,184	8,496
Income tax expense	528	424	1,772	1,472
Net income	$2,585	$2,116	$8,412	$7,024

Basic and diluted earnings per share	$0.85	$0.70	$2.77	$2.33

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Dollars in thousands)	Three Months ended March 31,		Nine Months ended March 31,
	2022	2021	2022	2021

Net income	$2,585	$2,116	$8,412	$7,024

Other comprehensive income, net of tax:
Net change in unrealized losses on securities available-for-sale:
Unrealized losses arising during the period	(16,891)	(2,269)	(19,379)	(1,921)
Reclassification adjustment for gains included in income	—	(6)	(2)	(14)
Net unrealized losses	(16,891)	(2,275)	(19,381)	(1,935)
Income tax effect	3,548	478	4,070	407
Other comprehensive loss	(13,343)	(1,797)	(15,311)	(1,528)

Total comprehensive income (loss)	$(10,758)	$319	$(6,899)	$5,496

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share data)	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, December 31, 2021	$20,175	$52,518	$(1,117)	$1,582	$73,158
Net income		2,585			2,585
Other comprehensive loss				(13,343)	(13,343)
2,260 shares issued associated with dividend reinvestment plan and stock purchase plan	54				54
Cash dividends declared ($0.16 per share)		(488)			(488)
Balance, March 31, 2022	$20,229	$54,615	$(1,117)	$(11,761)	$61,966

Balance, December 31, 2020	$20,011	$44,492	$(1,324)	$4,529	$67,708
Net income		2,116			2,116
Other comprehensive loss				(1,797)	(1,797)
Cash dividends declared ($0.15 per share)		(454)			(454)
Balance, March 31, 2021	$20,011	$46,154	$(1,324)	$2,732	$67,573

(Dollars in thousands, except per share data)	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, June 30, 2021	$20,011	$47,663	$(1,324)	$3,550	$69,900
Net income		8,412			8,412
Other comprehensive loss				(15,311)	(15,311)
5,081 shares issued associated with dividend reinvestment plan and stock purchase plan	116				116
20,571 shares associated with vested stock awards	102		207		309
Cash dividends declared ($0.48 per share)		(1,460)			(1,460)
Balance, March 31, 2022	$20,229	$54,615	$(1,117)	$(11,761)	$61,966

Balance, June 30, 2020	$19,974	$40,460	$(1,454)	$4,260	$63,240
Net income		7,024			7,024
Other comprehensive loss				(1,528)	(1,528)
12,522 shares associated with vested stock awards	37		130		167
Cash dividends declared ($0.44 per share)		(1,330)			(1,330)
Balance, March 31, 2021	$20,011	$46,154	$(1,324)	$2,732	$67,573

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Dollars in thousands)	Nine Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net cash from operating activities	$11,723	$11,421
Cash flow from investing activities
Purchases of securities, available-for-sale	(111,050)	(63,825)
Maturities, calls and principal pay downs of securities, available-for-sale	24,473	30,890
Sale of securities, available-for-sale	1,000	5,545
Purchase of securities, held-to-maturity	—	(4,700)
Principal pay downs of securities, held-to-maturity	976	205
Purchase of equity securities	—	(400)
Net decrease in certificate of deposit in other financial institutions	1,784	4,300
Purchase of Federal Reserve Bank stock, at cost	(53)	—
Net increase in loans	(17,327)	(10,332)
Acquisition, net cash received	66,552	—
Premises and equipment purchases	(1,147)	(433)
Disposal of premises and equipment	30	—
Sale of Other Real Estate Owned	83	—
Sale of other repossessed assets	—	17
Net cash from investing activities	(34,679)	(38,733)
Cash flow from financing activities
Net increase in deposit accounts	59,247	70,633
Net change in short-term borrowings	(369)	2,476
Proceeds from Federal Home Loan Bank advances	—	1,300
Repayments of Federal Home Loan Bank advances	(1,779)	(14,394)
Proceeds from dividend reinvestment and stock purchase plan	116	—
Dividends paid	(1,460)	(1,330)
Net cash from financing activities	55,755	58,685
Increase in cash or cash equivalents	32,799	31,373
Cash and cash equivalents, beginning of period	18,529	9,659
Cash and cash equivalents, end of period	$51,328	$41,032

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$1,025	$1,627
Federal income taxes	1,380	1,930
Non-cash items:
Transfer from loans to repossessed assets	83	9
Issuance of treasury stock for stock awards	309	167
Branch acquisition:
Noncash assets acquired:
Securities, available-for-sale	15,602
Loans	19,943
Premises and equipment	413
Goodwill	1,616
Core deposit intangible	295
Accrued interest receivable and other assets	216
Total noncash assets acquired	38,085
Liabilities assumed:
Deposits	104,538
Other liabilities	99
Total liabilities assumed	104,637
Net noncash assets acquired	(66,552)

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

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 3 – Securities

Debt securities

The following tables summarize the Corporation’s debt securities as of March 31, 2022 and June 30, 2021:

Available –for-Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2022
Obligations of U.S. Treasury	$8,901	$—	$(376)	$8,525
Obligations of U.S. government-sponsored entities and agencies	27,883	11	(1,348)	26,546
Obligations of state and political subdivisions	97,144	783	(3,644)	94,283
U.S. Government-sponsored mortgage-backed securities–residential	113,267	51	(7,291)	106,027
U.S. Government-sponsored mortgage-backed securities– commercial	8,627	—	(840)	7,787
U.S. Government-sponsored collateralized mortgage obligations– residential	30,025	8	(1,645)	28,388
Other debt securities	17,414	6	(601)	16,819
Total securities available-for-sale	$303,261	$859	$(15,745)	$288,375

Held-to-Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
March 31, 2022
Obligations of state and political subdivisions	$7,020	$20	$(163)	$6,877

Available–for-Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2021
Obligations of U.S. government-sponsored entities and agencies	$14,746	$301	$(14)	$15,033
Obligations of state and political subdivisions	73,013	3,561	(75)	76,499
U.S. Government-sponsored mortgage-backed securities – residential	90,065	1,136	(684)	90,517
U.S. Government-sponsored mortgage-backed securities – commercial	8,641	204	—	8,845
U.S. Government-sponsored collateralized mortgage obligations – residential	16,302	129	(57)	16,374
Other debt securities	500	—	(8)	492
Total securities available-for-sale	$203,267	$5,331	$(838)	$207,760

Held-to-Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
June 30, 2021
Obligations of state and political subdivisions	$7,996	$356	$—	$8,352

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Proceeds from the sale and call of available-for-sale securities were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Proceeds from sales and calls	$—	$2,812	1,000	5,545
Gross realized gains	—	13	2	44
Gross realized losses	—	7	—	30

The income tax provision related to the net realized gain amounted to less than $1 for the nine-month period ended March 31, 2022. The income tax provision related to the net realized gains amounted to $1 and $3 for the three- and nine-month periods ended March 31, 2021.

The amortized cost and fair values of debt securities at March 31, 2022, by expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

Available-for-Sale	Amortized Cost	Estimated Fair Value
Due in one year or less	$2,953	$2,959
Due after one year through five years	36,065	35,272
Due after five years through ten years	40,580	39,053
Due after ten years	71,744	68,889
Total	151,342	146,173

U.S. Government-sponsored mortgage-backed and related securities	151,919	142,202
Total securities available-for-sale	$303,261	$288,375

Held-to-Maturity
Due after one year through five years	$253	$254
Due after five years through ten years	4,532	3,869
Due after ten years	2,235	2,754
Total securities held-to-maturity	$7,020	$6,877

Securities with a carrying value of approximately $122,812 and $96,970 were pledged at March 31, 2022, and June 30, 2021, respectively, to secure public deposits and commitments as required or permitted by law.

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table summarizes the securities with unrealized losses at March 31, 2022 and June 30, 2021, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or more		Total
Available-for-sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2022
Obligation of U.S. Treasury	$8,525	$(376)	$—	$—	$8,525	$(376)
Obligations of U.S. government-sponsored entities and agencies	22,152	(1,348)	—	—	22,152	(1,348)
Obligations of state and political subdivisions	49,905	(3,368)	2,194	(276)	52,099	(3,644)
U.S. Government-sponsored mortgage-backed securities – residential	74,063	(4,813)	23,592	(2,478)	97,655	(7,291)
U.S. Government-sponsored mortgage-backed securities – commercial	7,787	(840)	—	—	7,787	(840)
Collateralized mortgage obligations - residential	20,906	(1,590)	643	(55)	21,549	(1,645)
Other debt securities	15,334	(581)	479	(20)	15,813	(601)
Total temporarily impaired	$198,672	$(12,916)	$26,908	$(2,829)	$225,580	$(15,745)

	Less than 12 Months		12 Months or more		Total
Held to Maturity	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2022
Obligations of state and political subdivisions	6,004	(163)	—	—	6,004	(163)
Total temporarily impaired	$6,004	$(163)	$—	$—	$6,004	$(163)

	Less than 12 Months		12 Months or more		Total
Available-for-sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2021
Obligations of U.S. government-sponsored entities and agencies	$2,003	$(14)	$—	$—	$2,003	$(14)
Obligations of state and political subdivisions	7,398	(75)	—	—	7,398	(75)
Mortgage-backed securities – residential	42,378	(684)	—	—	42,378	(684)
Collateralized mortgage obligations - residential	7,707	(56)	552	(1)	8,259	(57)
Other debt securities	492	(8)	—	—	492	(8)
Total temporarily impaired	$59,978	$(837)	$552	$(1)	$60,530	$(838)

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

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

At March 31, 2022, there were a total of 281 available-for-sale and two held-to-maturity securities in the portfolio with unrealized losses mainly due to an increase in market rates when compared to the time of purchase. The unrealized losses within the securities portfolio as of March 31, 2022 have not been recognized into income because the decline in fair value is not attributed to credit quality and management does not intend to sell, and it is not likely that management will be required to sell, the securities prior to their anticipated recovery. The mortgage-backed securities and collateralized mortgage obligations were primarily issued by Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support. The Corporation does not own any private label mortgage-backed securities.

Equity Securities

The Corporation owned equity securities with an amortized cost of $400 and a fair value of $428 and $424 as of March 31, 2022 and June 30, 2021, respectively. Changes in the fair value of these securities are included in noninterest income on the consolidated statements of income. There were no unrealized gains and losses on equity securities during the three- and nine-month periods ended March 31, 2022 and 2021. Also, there were no sales of equity securities during the three- and nine-month periods ended March 31, 2022 and 2021.

Note 4 – Loans

Major classifications of loans were as follows:

	March 31, 2022	June 30, 2021
Commercial	$91,429	$112,337
Commercial real estate:
Construction	13,436	10,525
Other	291,726	269,679
1 – 4 Family residential real estate:
Owner occupied	137,923	118,269
Non-owner occupied	21,879	19,151
Construction	6,431	9,073
Consumer	40,773	29,646
Subtotal	603,597	568,680
Net deferred loan fees and costs	(2)	(2,253)
Allowance for loan losses	(6,997)	(6,471)
Net Loans	$596,598	$559,956

The commercial loan category in the above table includes PPP loans of $5,238 as of March 31, 2022 and $50,686 as of June 30, 2021.

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2022:

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total

Allowance for loan losses:
Beginning balance	$976	$4,049	$1,490	$417	$6,932
Provision for loan losses	48	(58)	(16)	111	85
Loans charged-off	—	—	(1)	(30)	(31)
Recoveries	2	—	—	9	11
Total ending allowance balance	$1,026	$3,991	$1,473	$507	$6,997

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the activity in the allowance for loan losses by portfolio segment for the nine months ended March 31, 2022:

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total

Allowance for loan losses:
Beginning balance	$904	$3,949	$1,307	$311	$6,471
Provision for loan losses	99	40	191	215	545
Loans charged-off	—	—	(41)	(77)	(118)
Recoveries	23	2	16	58	99
Total ending allowance balance	$1,026	$3,991	$1,473	$507	$6,997

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2021:

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total

Allowance for loan losses:
Beginning balance	$858	$3,817	$1,028	$209	$5,912
Provision for loan losses	79	(109)	166	49	185
Loans charged-off	—	—	(4)	(39)	(43)
Recoveries	—	1	1	20	22
Total ending allowance balance	$937	$3,709	$1,191	$239	$6,076

The following table presents the activity in the allowance for loan losses by portfolio segment for the nine months ended March 31, 2021:

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total

Allowance for loan losses:
Beginning balance	$947	$3,623	$989	$119	$5,678
Provision for loan losses	12	83	205	145	445
Loans charged-off	(22)	—	(4)	(95)	(121)
Recoveries	—	3	1	70	74
Total ending allowance balance	$937	$3,709	$1,191	$239	$6,076

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2022. Included in the recorded investment in loans is $1,241 of accrued interest receivable.

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total
Ending allowance for loan losses balance attributable to loans:
Individually evaluated for impairment	$1	$—	$—	$—	$1
Acquired loans collectively evaluated for impairment	1	63	87	—	151
Originated loans collectively evaluated for impairment	1,024	3,928	1,386	507	6,845
Total ending allowance balance	$1,026	$3,991	$1,473	$507	$6,997

Recorded investment in loans:
Loans individually evaluated for impairment	$405	$250	$50	$—	$705
Acquired loans collectively evaluated for impairment	434	11,202	27,828	3,786	43,250
Originated loans collectively evaluated for impairment	90,642	293,656	139,612	36,971	560,881
Total ending loans balance	$91,481	$305,108	$167,490	$40,757	$604,836

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

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents information related to unpaid principal balance, recorded investment and interest income associated with loans individually evaluated for impairment by class of loans as of March 31, 2022 and for the nine months ended March 31, 2022:

	As of March 31, 2022			Nine Months ended March 31, 2022
	Unpaid		Allowance for Loan	Average	Interest	Cash Basis
	Principal	Recorded	Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial	$421	$289	$—	$294	$—	$—
Commercial real estate:
Other	401	250	—	620	104	104
1-4 Family residential real estate:
Owner occupied	51	23	—	242	4	4
Non-owner occupied	27	27	—	114	75	75
With an allowance recorded:
Commercial	116	116	1	126	6	6
Total	$1,016	$705	$1	$1,396	$189	$189

The following table presents information related to average recorded investment and interest income associated with loans individually evaluated for impairment by class of loans for the three months ended March 31, 2022:

	Average	Interest	Cash Basis
	Recorded	Income	Interest
	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial	$289	$—	$—
Commercial real estate:
Other	255	2	2
1-4 Family residential real estate:
Owner occupied	91	1	1
Non-owner occupied	13	—	—
With an allowance recorded:
Commercial	120	2	2
Total	$768	$5	$5

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents information related to unpaid principal balance, recorded investment and interest income associated with loans individually evaluated for impairment by class of loans as of June 30, 2021 and for the nine months ended March 31, 2021:

	As of June 30, 2021			Nine Months ended March 31, 2021
	Unpaid		Allowance for Loan	Average	Interest	Cash Basis
	Principal	Recorded	Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial	$421	$303	$—	$77	$—	$—
Commercial real estate:
Other	1,062	921	—	893	6	6
1-4 Family residential real estate:
Owner occupied	409	367	—	577	11	11
Non-owner occupied	267	202	—	220	—	—
With an allowance recorded:
Commercial	133	134	1	154	6	6
Commercial real estate:
Other	—	—	—	160	7	7
1-4 Family residential real estate:
Owner occupied	28	27	3	13	—	—
Total	$2,320	$1,954	$4	$2,094	$30	$30

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

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the recorded investment in non-accrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2022 and June 30, 2021:

	March 31, 2022		June 30, 2021
		Loans Past Due		Loans Past Due
		Over 90 Days		Over 90 Days
		Still		Still
	Non-accrual	Accruing	Non-accrual	Accruing
Commercial	$289	$—	$303	$—
Commercial real estate:
Other	206	—	874	—
1 – 4 Family residential:
Owner occupied	22	—	392	—
Non-owner occupied	27	—	202	—
Consumer	—	—	—	—
Total	$544	$—	$1,771	$—

Non-accrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the aging of the recorded investment in past due loans as of March 31, 2022 by class of loans:

	Days Past Due
	30 - 59	60 - 89	90 Days or	Total	Loans Not
	Days	Days	Greater	Past Due	Past Due	Total
Commercial	$—	$—	$—	$—	$91,481	$91,481
Commercial real estate:
Construction	—	—	—	—	13,396	13,396
Other	—	—	—	—	291,712	291,712
1-4 Family residential:
Owner occupied	53	—	—	53	139,040	139,093
Non-owner occupied	—	—	27	27	21,869	21,896
Construction	1	—	—	1	6,500	6,501
Consumer	308	31	—	339	40,418	40,757
Total	$362	$31	$27	$420	$604,416	$604,836

The above table of past due loans includes the recorded investment in non-accrual loans of $27 in the 90 days or greater category and $517 in the loans not past due category.

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

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Troubled Debt Restructurings (TDR):

The Corporation has certain loans that have been modified in order to maximize collection of loan balances that are classified as TDRs. A modified loan is usually classified as a TDR if, for economic reasons, management grants a concession to the original terms and conditions of the loan to a borrower who is experiencing financial difficulties that it would not have otherwise considered. In response to COVID-19, on March 22, 2020 the Corporation adopted a loan modification program to assist borrowers impacted by the virus. The program was available to most borrowers whose loan was not past due on March 22, 2020, the date this loan modification program was adopted. The program offered principal and interest payment deferrals for up to 90 days or interest only payments for up to 90 days. Borrowers were eligible for an additional 90 days of payment deferrals if situations warranted a need for an extension. Interest was deferred but continued to accrue during the deferment period and the maturity date on amortizing loans was extended by the number of months the payment was deferred. Consistent with issued regulatory guidance, modifications made under this program in response to COVID-19 were not classified as TDRs. As of March 31, 2022, two borrowers with an aggregate outstanding balance of $38 were in payment deferral status under this loan modification program. This modification program was ended effective April 26, 2022.

As of March 31, 2022 and June 30, 2021, the Corporation had $448 and $688, respectively, of loans classified as TDRs which are included in impaired loans above. As of March 31, 2022 and June 30, 2021, the Corporation had not committed to lend any additional funds to customers with outstanding loans that were classified as troubled debt restructurings. As of March 31, 2022 and June 30, 2021, the Corporation had $1 and $4, respectively, of specific reserve allocated to these loans.

During the three- and nine-month periods ended March 31, 2022 and 2021, there were no loan modifications completed that were classified as troubled debt restructurings. There were no charge-offs from troubled debt restructurings that were completed during the three- and nine-month periods ended March 31, 2022 and 2021.

There were no loans classified as troubled debt restructurings for which there was a payment default within 12 months following the modification during the three- and nine-month periods ended March 31, 2022 and 2021. A loan is considered in payment default once it is 90 days contractually past due under the modified terms.

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

	As of March 31, 2022
		Special			Not
	Pass	Mention	Substandard	Doubtful	Rated
Commercial	$90,101	$781	$116	$289	$194
Commercial real estate:
Construction	13,396	—	—	—	—
Other	283,308	2,077	5,458	206	663
1-4 Family residential real estate:
Owner occupied	1,167	—	—	22	137,904
Non-owner occupied	21,345	146	75	27	303
Construction	1,789	—	—	—	4,712
Consumer	690	—	—	—	40,067
Total	$411,796	$3,004	$5,649	$544	$183,843

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
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Assets and liabilities measured at fair value on a recurring basis are summarized below, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Balance at	Fair Value Measurements at March 31, 2022
	March 31, 2022	Level 1	Level 2	Level 3
Assets:
Obligations of U.S. Treasury	$8,525	$8,525	$—	$—
Obligations of U.S. government-sponsored entities and agencies	26,546	—	26,546	—
Obligations of state and political subdivisions	94,283	—	94,283	—
U.S. Government-sponsored mortgage-backed securities – residential	106,027	—	106,027	—
U.S. Government-sponsored mortgage-backed securities – commercial	7,787	—	7,787	—
U.S. Government-sponsored collateralized mortgage obligations - residential	28,388	—	28,388	—
Other debt securities	16,819	—	16,819	—
Equity securities	428	—	428	—

	Balance at	Fair Value Measurements at June 30, 2021
	June 30, 2021	Level 1	Level 2	Level 3
Assets:
Obligations of U.S. government-sponsored entities and agencies	$15,033	$—	$15,033	$—
Obligations of state and political subdivisions	76,499	—	76,499	—
U.S. government-sponsored mortgage-backed securities - residential	90,517	—	90,517	—
U.S. government-sponsored mortgage-backed securities - commercial	8,845	—	8,845	—
U.S. government-sponsored collateralized mortgage obligations - residential	16,374	—	16,374	—
Other debt securities	492	—	492	—
Equity securities	424	—	424	—

There were no transfers between Level 1 and Level 2 during the three-month and nine-month periods ended March 31, 2022.

Certain assets and liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. Assets and liabilities measured at fair value on a non-recurring basis include the following:

Impaired Loans: At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive specific allocations of the allowance for loan losses or are charged down to their fair value. For collateral dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. There were no impaired loans measured at fair value on a non-recurring basis at March 31, 2022 or June 30, 2021 and there was no impact to the provision for loan losses for the three- or nine-month periods ended March 31, 2022 or 2021.

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Other Real Estate and Repossessed Assets Owned: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Real estate owned properties and other repossessed assets, which are primarily vehicles, are evaluated on a quarterly basis for additional impairment and adjusted accordingly. There was no other real estate owned or other repossessed assets being carried at fair value as of March 31, 2022 or June 30, 2021.

The following table shows the estimated fair values of financial instruments that are reported at amortized cost in the Corporation’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	March 31, 2022		June 30, 2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Level 1 inputs:
Cash and cash equivalents	$51,328	$51,328	$18,529	$18,529
Level 2 inputs:
Certificates of deposit in other financial institutions	4,041	4,114	5,825	5,955
Loans held for sale	428	437	1,457	1,488
Accrued interest receivable	2,650	2,650	2,077	2,077
Level 3 inputs:
Securities held-to-maturity	7,020	6,877	7,996	8,352
Loans, net	596,598	572,637	559,956	560,208
Financial Liabilities:
Level 2 inputs:
Demand and savings deposits	784,064	784,064	639,310	639,310
Time deposits	106,570	106,933	87,539	88,147
Short-term borrowings	11,834	11,834	12,203	12,203
Federal Home Loan Bank advances	16,271	15,565	18,050	18,247
Accrued interest payable	63	63	51	51

Note 6 – Earnings Per Share

Basic earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period and is equal to net income divided by the weighted average number of shares outstanding during the period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares that may be issued upon the vesting of restricted stock awards. There were no shares of restricted stock that were anti-dilutive for the three-month periods ended March 31, 2022 and 2021. There were 8,878 and 3,622 shares of restricted stock that were anti-dilutive for the nine-month periods ended March 31, 2022 and 2021, respectively.  The following table details the calculation of basic and diluted earnings per share:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2022	2021	2022	2021
Basic:
Net income available to common shareholders	$2,585	$2,116	$8,412	$7,024
Weighted average common shares outstanding	3,039,049	3,018,529	3,036,473	3,017,773
Basic income per share	$0.85	$0.70	$2.77	$2.33

Diluted:
Net income available to common shareholders	$2,585	$2,116	$8,412	$7,024
Weighted average common shares outstanding	3,039,049	3,018,529	3,036,473	3,017,773
Dilutive effect of restricted stock	503	320	275	—
Total common shares and dilutive potential common shares	3,039,552	3,018,849	3,036,748	3,017,773
Dilutive income per share	$0.85	$0.70	$2.77	$2.33

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 7 –Accumulated Other Comprehensive Income (Loss)

The components of other comprehensive income related to unrealized gains and losses on available-for-sale securities for the three and nine-month periods ended March 31, 2022 and 2021, were as follows:

	Pretax	Tax Effect	After-tax	Affected Line Item in Consolidated Statements of Income
Balance as of December 31, 2021	$2,003	$(421)	$1,582
Net current period other comprehensive loss	(16,891)	3,548	(13,343)
Balance as of March 31, 2022	$(14,888)	$3,127	$(11,761)

Balance as of December 31, 2020	$5,733	$(1,204)	$4,529
Unrealized holding losses on available-for-sale securities arising during the period	(2,269)	477	(1,792)
Amounts reclassified from accumulated other comprehensive income	(6)	1	(5)	(a)(b)
Net current period other comprehensive loss	(2,275)	478	(1,797)
Balance as of March 31, 2021	$3,458	$(726)	$2,732

	Pretax	Tax Effect	After-tax	Affected Line Item in Consolidated Statements of Income
Balance as of June 30, 2021	$4,493	$(943)	$3,550
Unrealized holding losses on available-for-sale securities arising during the period	(19,379)	4,070	(15,309)
Amounts reclassified from accumulated other comprehensive income	(2)	—	(2)	(a)(b)
Net current period other comprehensive loss	(19,381)	4,070	(15,311)
Balance as of March 31, 2022	$(14,888)	$3,127	$(11,761)

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Balance as of June 30, 2020	$5,393	$(1,133)	$4,260
Unrealized holding losses on available-for-sale securities arising during the period	(1,921)	404	(1,517)
Amounts reclassified from accumulated other comprehensive income	(14)	3	(11)	(a)(b)
Net current period other comprehensive loss	(1,935)	407	(1,528)
Balance after reclassification as of March 31, 2021	$3,458	$(726)	$2,732

(a) Securities (gains) losses, net

(b) Income tax expense

Note 8 – COVID-19

In December 2019, a novel strain of coronavirus surfaced in Wuhan, China, and has spread around the world, resulting in business and social disruption. The coronavirus was declared a Pandemic by the World Health Organization on March 11, 2020. The operations and business results of the Corporation could be materially adversely affected. The extent to which the coronavirus may impact business activity or investment results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions required to contain the coronavirus or treat its impact, among others. As a result of the economic shutdown engineered to slow down the spread of COVID-19, the ability of our customers to make payments on loans could be adversely impacted, resulting in elevated loan losses and an increase in the Corporation’s allowance for loan losses. Additional information regarding COVID-19 procedures and policies are contained in the COVID-19 Pandemic section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CONSUMERS BANCORP, INC.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share data)

General

The following is management’s analysis of the Corporation’s results of operations for the three- and nine-month periods ended March 31, 2022, compared to the same periods in 2021, and the consolidated balance sheet at March 31, 2022, compared to June 30, 2021. This discussion is designed to provide a more comprehensive review of the operating results and financial condition than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

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

On July 16, 2021, the Corporation completed its acquisition of two branches located in Calcutta and Wellsville, Ohio from CFBank, National Association (CFBank). As part of the acquisition, the Corporation assumed $104,538 of branch deposits for a 1.75% deposit premium and purchased $15,602 in subordinated debt securities issued by unrelated financial institutions and $19,943 in loans. In relation to the acquisition, the Corporation recorded goodwill of $1,616.

COVID-19 Pandemic

In response to COVID-19, management actively pursued multiple avenues to assist customers during these uncertain times. For commercial borrowers, the Coronavirus Aid, Relief and Economic Security Act (the CARES Act) includes key SBA initiatives to assist small businesses. The Paycheck Protection Program (PPP) was designed to provide a direct incentive for small businesses to keep their workers on the payroll. The SBA will forgive loans obtained under this program if the borrower meets payroll and other requirements. The Bank originated a total of $113,367 of PPP loans during the first and second rounds of assistance. As of March 31, 2022, there were $5,238 of PPP loans outstanding.

Additionally, on March 22, 2020 the Corporation adopted a loan modification program to assist borrowers impacted by COVID-19. The program was available to most borrowers whose loan was not past due on March 22, 2020, the date this loan modification program was adopted. The program offered principal and interest payment deferrals for up to 90 days or interest only payments for up to 90 days. Borrowers were eligible for an additional 90 days of payment deferrals if situations warranted a need for an extension. Interest was deferred but continued to accrue during the deferment period and the maturity date on amortizing loans was extended by the number of months the payment was deferred. Consistent with issued regulatory guidance, modifications made under this program in response to COVID-19 were not classified as troubled debt restructurings. As of March 31, 2022, two borrowers with an outstanding balance of $38 in the aggregate were in payment deferral status under this loan modification program. This modification program was ended effective April 26, 2022.

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

(Dollars in thousands, except per share data)

Results of Operations

Three-and Nine-Month Periods Ended March 31, 2022 and 2021

Net income for the third quarter of fiscal year 2022 was $2,585, or $0.85 per common share, compared to $2,116, or $0.70 per common share for the three months ended March 31, 2021. The following are key highlights of our results of operations for the three months ended March 31, 2022, compared to the prior fiscal year comparable period:

●

net interest income increased by $1,579 to $7,915, or 24.9%, in the third quarter of fiscal year 2022 from the same prior year period primarily as a result of the growth in average interest-earning assets along with a reduction in the cost of funds;

●	an $85 provision for loans loss expense was recorded for the third quarter of fiscal year 2022 compared with $185 for the same prior year period;
●

noninterest income increased by $66, or 6.3%, in the third quarter of fiscal year 2022 from the same prior year period primarily due to a $72, or 24.8%, increase in service charges on deposit accounts and a $25, or 5.4%, increase in debit card interchange income which were partially offset by a $27, or 18.1%, decline in mortgage banking activity; and

●

noninterest expenses increased by $1,172, or 25.1%, in the third quarter of fiscal year 2022 from the same prior year period primarily due to increases in salaries and employee benefits; occupancy and equipment expenses; and Federal Deposit Insurance Corporation (FDIC) assessments that was primarily driven by the growth in the organization from the branch acquisition.

In the first nine months of fiscal year 2022, net income was $8,412, or $2.77 per common share, compared to $7,024, or $2.33 per common share, for the nine months ended March 31, 2021. The following are key highlights of our results of operations for the nine months ended March 31, 2022, compared to the prior fiscal year-to-date comparable period:

●	net interest income increased by $4,545 to $24,433, or by 22.9%, in the first nine months of fiscal year 2022 from the same prior year period;
●	a $545 provision for loan loss expense was recorded in the first nine months of fiscal year 2022 compared with $445 during the same prior year period;
●

noninterest income increased by $266, or 7.9%, in the first nine months of fiscal year 2022 primarily due to a $175, or 19.2%, increase in service charges on deposit accounts and a $155, or 11.3%, increase in debit card interchange income which were partially offset by an $80, or 12.7%, decline in income from mortgage banking activity; and

●	noninterest expenses increased by $3,023, or 21.1%, in the first nine months of fiscal year 2022 from the same prior year period primarily due to an increase in salaries and employee benefit expenses.

The annualized return on average equity and return on average assets were 15.63% and 1.18%, respectively, for the nine months ended March 31, 2022 compared to 14.05% and 1.24%, respectively, for the same prior year period.

Net Interest Income

Net interest income, the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the largest component of the Corporation’s earnings. Net interest income is affected by changes in the volumes, rates and composition of interest-earning assets and interest-bearing liabilities. In addition, prevailing economic conditions, fiscal and monetary policies and the policies of various regulatory agencies all affect market rates of interest and the availability and cost of credit, which, in turn, can significantly affect net interest income. Net interest margin is calculated by dividing net interest income on a fully tax equivalent basis (FTE) by total average interest-earning assets. FTE income includes tax-exempt income, restated to a pre-tax equivalent, based on the statutory federal income tax rate. The federal income tax rate in effect for the 2022 and 2021 fiscal years was 21.0%. All average balances are daily average balances. Non-accruing loans are included in average loan balances and average securities include unrealized gains and losses on securities available for sale, while yields are based on average amortized cost.

The Corporation’s net interest margin was 3.50% for the three months ended March 31, 2022, compared with 3.56% for the same period in 2021. FTE net interest income for the three months ended March 31, 2022 increased by $1,608, or 25.0%, to $8,043 from $6,435 for the same prior year period.

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations (continued)

(Dollars in thousands, except per share data)

Tax-equivalent interest income for the three months ended March 31, 2022 increased by $1,577, or 23.2%, from the same prior year period. Interest income was positively impacted by a $190,390, or 25.8%, increase in average interest-earning assets from the same prior year period due to the additional assets acquired as part of the acquisition of the two branches from CFBank and as well as organic growth. The yield on average interest-earning assets declined to 3.65% for the three months ended March 31, 2022 compared with 3.76% for the same period last year.

Interest expense for the three months ended March 31, 2022 decreased by $31, or 8.4%, from the same prior year period primarily due to a reduction in deposit and borrowing costs as a result of lower market interest rates. The Corporation’s cost of funds was 0.21% for the three months ended March 31, 2022 compared with 0.30% for the same prior year period.

The Corporation’s net interest margin was 3.63% for the nine months ended March 31, 2022, compared with 3.76% for the same period in 2021. FTE net interest income for the nine months ended March 31, 2022 increased by $4,616, or 22.9%, to $24,807 from $20,191 for the same prior year period.

Tax-equivalent interest income for the nine months ended March 31, 2022 increased by $4,074, or 18.7%, from the same prior year period. Interest income was positively impacted by a $190,421, or 26.4%, increase in average interest-earning assets from the same prior year period primarily due to the assets acquired from the CFBank branch acquisition as well as organic growth. Additionally, interest income was positively impacted by the accretion of origination fees from the PPP loans. The PPP loans had an average balance of $22,968 for the nine-month period ended March 31, 2022 and, during this same period, $2,419 of interest and fee income was recognized on the PPP loans. This compares with an average balance of $64,761 for the nine-month period ended March 31, 2021 and the recognition of $2,205 of interest and fee income on the PPP loans during the nine-month period ended March 31, 2021. A reduction in the accretion of origination fees from PPP loans as these loans are forgiven could ultimately result in a decline in interest income. The Corporation’s yield on average interest-earning assets was 3.78% for the nine months ended March 31, 2022 compared with 4.05% for the same period last year.

Interest expense for the nine months ended March 31, 2022 decreased by $542 from the same prior year period. The Corporation’s cost of funds was 0.22% for the nine months ended March 31, 2022 compared with 0.43% for the same prior year period. The lower short-term market interest rates in fiscal year 2022 as compared with the fiscal year 2021 had an impact on the rates paid on all interest-bearing deposit products and short-term borrowings. Recent increases in short-term market rates are not expected to have a rapid increase in funding costs due to our current liquidity levels that have been impacted by significant deposit growth.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Average Balance Sheets and Analysis of Net Interest Income for the Three Months Ended March 31, (In thousands, except percentages)

	2022			2021
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Taxable securities	$195,650	$903	1.83%	$87,488	$368	1.74%
Nontaxable securities (1)	88,734	642	3.00	70,195	523	3.18
Loans receivable (1)	606,363	6,777	4.53	544,669	5,844	4.35
Federal bank and other restricted stocks	2,489	19	3.10	2,472	19	3.12
Equity securities	432	8	7.51	400	8	8.11
Interest bearing deposits and federal funds sold	36,037	31	0.35	34,091	41	0.49
Total interest-earning assets	929,705	8,380	3.65%	739,315	6,803	3.76%

Noninterest-earning assets	39,501			31,129

Total Assets	$969,206			$770,444

Interest-bearing liabilities:
NOW	$146,651	$33	0.09%	$109,758	$33	0.12%
Savings	361,569	94	0.11	260,416	73	0.11
Time deposits	109,876	130	0.48	94,338	193	0.83
Short-term borrowings	10,521	18	0.69	8,426	2	0.10
FHLB advances	16,276	62	1.54	18,072	67	1.50
Total interest-bearing liabilities	644,893	337	0.21%	491,010	368	0.30%

Noninterest-bearing liabilities:
Noninterest-bearing checking accounts	246,005			204,716
Other liabilities	7,390			6,136
Total liabilities	898,288			701,862
Shareholders’ equity	70,918			68,582

Total liabilities and shareholders’ equity	$969,206			$770,444

Net interest income, interest rate spread (1)		$8,043	3.44%		$6,435	3.46%

Net interest margin (net interest as a percent of average interest-earning assets) (1)			3.50%			3.56%

Federal tax exemption on non-taxable securities and loans included in interest income		$128			$99

Average interest-earning assets to interest-bearing liabilities	144.16%			150.57%

(1) calculated on a fully taxable equivalent basis utilizing a statutory federal income tax rate of 21.0%

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Average Balance Sheets and Analysis of Net Interest Income for the Nine Months Ended March 31, (In thousands, except percentages)

	2022			2021
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Taxable securities	$177,284	$2,420	1.81%	$79,934	$1,084	1.86%
Nontaxable securities (1)	85,677	1,870	3.01	68,173	1,566	3.22
Loans receivable (1)	592,351	21,346	4.80	547,262	18,924	4.61
Federal bank and other restricted stocks	2,478	59	3.17	2,472	58	3.13
Equity securities	427	25	7.80	136	8	7.84
Interest bearing deposits and federal funds sold	53,736	124	0.31	23,555	130	0.74
Total interest-earning assets	911,953	25,844	3.78%	721,532	21,770	4.05%

Noninterest-earning assets	37,393			30,774

Total Assets	$949,346			$752,306

Interest-bearing liabilities:
NOW	$142,593	$101	0.09%	$106,365	$116	0.15%
Savings	343,204	275	0.11	241,302	262	0.14
Time deposits	115,928	451	0.52	107,326	985	1.22
Short-term borrowings	10,332	21	0.27	8,301	8	0.13
FHLB advances	16,389	189	1.54	20,750	208	1.34
Total interest-bearing liabilities	628,446	1,037	0.22%	484,044	1,579	0.43%

Noninterest-bearing liabilities:
Noninterest-bearing checking accounts	242,012			195,707
Other liabilities	7,183			5,945
Total liabilities	877,641			685,696
Shareholders’ equity	71,705			66,610

Total liabilities and shareholders’ equity	$949,346			$752,306

Net interest income, interest rate spread (1)		$24,807	3.56%		$20,191	3.62%

Net interest margin (net interest as a percent of average interest-earning assets) (1)			3.63%			3.76%

Federal tax exemption on non-taxable securities and loans included in interest income		$374			$303

Average interest-earning assets to interest-bearing liabilities	145.11%			149.06%

(1) calculated on a fully taxable equivalent basis utilizing a statutory federal income tax rate of 21.0%

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations (continued)

(Dollars in thousands, except per share data)

Provision for Loan Losses

The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable incurred credit losses in the Bank’s loan portfolio that have been incurred at each balance sheet date. For the nine-month period ended March 31, 2022, the provision for loan losses was $545 compared with $445 for the same prior year period. Net charge-offs of $19 and $47 were recorded during the nine-month periods ended March 31, 2022 and 2021, respectively. The loan loss provision expense recorded in fiscal year 2022 was primarily due to the organic growth within the loan portfolio.

Non-performing loans were $544 as of March 31, 2022, compared with $1,771 as of June 30, 2021 and $1,883 as of March 31, 2021. Non-performing loans to total loans were 0.09% at March 31, 2022 and 0.31% at June 30, 2021. Non-performing loans declined primarily due to the full payoff of two loans that had a balance of $831 as of June 30, 2021 that were on non-accrual for an extended period. The allowance for loan losses as a percentage of loans was 1.16% at March 31, 2022 and 1.14% at June 30, 2021. Uncertainty remains regarding future levels of criticized and classified loans, non-performing loans and charge-offs. Management will continue to closely monitor changes in the loan portfolio and adjust the provision accordingly.

Noninterest Income

Noninterest income increased by $66, or 6.3%, for the third quarter of fiscal year 2022 from the same period last year. For the nine-month period ended March 31, 2022, noninterest income increased by $266, or 7.9%, from the same period last year primarily due to a $175, or 19.2% increase in service charges on deposit accounts and a $155, or 11.3%, increase in debit card interchange income. Service charges on deposit accounts may be negatively impacted by an industry wide trend of reducing overdraft fees as large banks have announced a reduction in these types of fees in response to regulatory pressure. These increases were partially offset by income from mortgage banking activity decreasing by $80, or 12.7%, from the same prior year period. Gains from the sale of mortgage loans to the secondary market declined as refinancing of mortgages slowed as a result of the increase in mortgage rates from the record lows in the previous year.

Noninterest Expenses

Total noninterest expenses increased by $1,172, or 25.1%, for the third quarter of fiscal year 2022 compared with the same period last year. Increases in salaries and employee benefits; FDIC assessments; and occupancy and equipment expenses contributed to the increase in noninterest expenses for the three-month period ended March 31, 2022.

Total noninterest expenses increased by $3,023, or 21.1%, for the nine-month period ended March 31, 2022 compared with the same period last year. Salaries and employee benefit expenses increased by $1,938, or 24.3%, due to the addition of staff at three new office locations, the addition of lending staff, and increases in health care costs. FDIC assessments increased by $205, or 91.5%, for the current fiscal year-to-date period ended March 31, 2022 primarily due to the growth within the organization.

Income Taxes

Income tax expense was $528 and $1,772 for the three- and nine-month periods ended March 31, 2022, respectively, compared to $424 and $1,472 for the three- and nine-month periods ended March 31, 2021, respectively. The effective tax rates were 17.4% and 17.3% for the nine-month periods ended March 31, 2022 and 2021, respectively. The effective tax rates differed from the federal statutory rate because of tax-exempt income from obligations of state and political subdivisions, loans, and bank owned life insurance income.

Financial Condition

Total assets as of March 31, 2022 were $987,549 compared to $833,804 at June 30, 2021, an increase of $153,745, or an annualized 24.6%. Since June 30, 2021, total deposits increased by $163,785, or an annualized 30.0% and includes $104,538 of deposits acquired as part of the acquisition of the branches from CFBank. The Corporation has maintained a favorable deposit mix, with 28.7% in noninterest-bearing deposits, 17.2% in interest bearing demand deposits, 42.1% in savings and money market deposits, and 12.0% in time deposits as of March 31, 2022.

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations (continued)

(Dollars in thousands, except per share data)

Available-for-sale securities increased from $207,760 as of June 30, 2021, to $288,375 as of March 31, 2022 as excess liquidity was deployed from lower yielding interest-bearing deposits into the securities portfolio. The portfolio had an unrealized loss of $14,886 as of March 31, 2022 due to recent increases in market interest rates compared with the yields within the portfolio that were available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such securities decline. As of March 31, 2022, the projected cash flow from the portfolio over the next 12 months was approximately $25,700 that will be available to reinvest into loans or securities at the then current market rates.

Total loans increased by $37,168, or an annualized 8.7%, from June 30, 2021. The increase in loans included organic loan growth of $67,741 and loans acquired as part of the acquisition of the branches from CFBank with an outstanding balance of $14,875 as of March 31, 2022. These increases were partially offset by a $45,448 decline in PPP loans from June 30, 2021, to $5,238 as of March 31, 2022, as the pace of PPP loan forgiveness remained high.

Non-Performing Assets

The following table presents the aggregate amounts of non-performing assets and select ratios as of the dates indicated.

	March 31, 2022	June 30, 2021	March 31, 2021
Non-accrual loans	$544	$1,771	$1,883
Loans past due over 90 days and still accruing	—	—	—
Total non-performing loans	544	1,771	1,883
Other real estate and repossessed assets	—	—	—
Total non-performing assets	$544	$1,771	$1,883

Non-performing loans to total loans	0.09%	0.31%	0.34%
Allowance for loan losses to total non-performing loans	1,286.21%	365.39%	322.68%

As of March 31, 2022, impaired loans totaled $705, of which $544 are included in non-accrual loans. As of June 30, 2021, impaired loans totaled $1,954, of which $1,771 are included in non-accrual loans. Commercial and commercial real estate loans are classified as impaired if management determines that full collection of principal and interest, in accordance with the terms of the loan documents, is not probable. Impaired loans and non-performing loans have been considered in management’s analysis of the appropriateness of the allowance for loan losses. Management and the Board of Directors are closely monitoring these loans and believe that the prospects for recovery of principal and interest, less identified specific reserves, are favorable.

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

For the nine months ended March 31, 2022, net cash inflow from operating activities was $11,723, net cash outflows from investing activities was $34,679 and net cash inflows from financing activities was $55,755. A major source of cash was $66,552 from the acquisition of the branches from CFBank, a $59,247 increase in organic deposits and $25,473 from maturity, calls, principal pay downs and sales of available-for-sale securities. A major use of cash included $111,050 purchases of available-for-sale securities and a $17,327 increase in loans. Total cash and cash equivalents were $51,328 as of March 31, 2022, compared to $18,529 at June 30, 2021 and $41,032 at March 31, 2021.

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations (continued)

(Dollars in thousands, except per share data)

The Bank offers several types of deposit products to its customers. We believe the rates offered by the Bank and the fees charged for them are competitive with the rates and fees charged by other banks for similar deposit products currently available in the market area. Deposits totaled $890,634 at March 31, 2022 compared with $726,849 at June 30, 2021.

To provide an additional source of liquidity, the Corporation has entered into an agreement with the Federal Home Loan Bank (FHLB) of Cincinnati. At March 31, 2022, advances from the FHLB of Cincinnati totaled $16,271 compared with $18,050 at June 30, 2021. As of March 31, 2022, the Bank had the ability to borrow an additional $86,892 from the FHLB of Cincinnati based on a blanket pledge of qualifying first mortgage and multi-family loans. The Corporation considers the FHLB of Cincinnati to be a reliable source of liquidity funding, secondary to its deposit base.

Short-term borrowings consisted of repurchase agreements, which are financing arrangements that mature daily, and a line of credit for the Corporation. The Bank pledges securities as collateral for the repurchase agreements. Short-term borrowings totaled $11,834 at March 31, 2022 and $12,203 at June 30, 2021.

Jumbo time deposits (those with balances of $250 and over) totaled $19,827 as of March 31, 2022 and $18,488 as of June 30, 2021. These deposits are monitored closely by the Corporation and are mainly priced on an individual basis. The Corporation has the option to use a fee-paid broker to obtain deposits from outside its normal service area as an additional source of funding. The Corporation, however, does not rely upon these deposits as a primary source of funding. Although management monitors interest rates on an ongoing basis, a quarterly rate sensitivity report is used to determine the effect of interest rate changes on the financial statements. In the opinion of management, enough assets or liabilities could be repriced over the near term (up to three years) to compensate for such changes. The spread on interest rates, or the difference between the average earning assets and the average interest-bearing liabilities, is monitored quarterly.

To meet the financial needs of our customers, commitments to originate mortgage, commercial, construction, and consumer loans and commitments for commercial, home equity, and consumer lines of credit have been issued. Since commitments to extend credit have a fixed expiration date or other termination clause, some commitments will expire without being drawn upon and the total commitment amounts do not necessarily represent future cash requirements. Financial standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The same credit policies are used in making commitments and financial standby letters of credit as are used for on-balance sheet instruments. Total unused commitments were $182,286 as of March 31, 2022 and $119,299 as of June 30, 2021.

Capital Resources

Total shareholders’ equity declined to $61,966 as of March 31, 2022, from $69,900 as of June 30, 2021. The primary reason for the decline in shareholders’ equity was a net reduction of $15,311 in accumulated other comprehensive income due to a shift in unrealized gains on the mark-to-market of available-for-sale securities to a net unrealized loss and by cash dividends paid of $1,460. These declines were partially offset by net income of $8,412 for the first nine months of fiscal year 2022. During the second quarter of fiscal year 2022, the Corporation acquired an unsecured $5,000 line of credit to provide capital support to the Bank and for other general corporate purposes. As of March 31, 2022, the outstanding balance on the line of credit was $1,720.

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

As of March 31, 2022, the Bank’s common equity tier 1 capital and tier 1 capital ratios were 11.27% and the leverage and total risk-based capital ratios were 7.45% and 12.36%, respectively. This compares with common equity tier 1 capital and tier 1 capital ratios of 11.87% and leverage and total risk-based capital ratios of 7.83% and 13.06%, respectively, as of June 30, 2021. The Bank exceeded minimum regulatory capital requirements to be considered well-capitalized for both periods. Management is not aware of any matters occurring subsequent to March 31, 2022 that would cause the Bank’s capital category to change.

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations (continued)

(Dollars in thousands, except per share data)

Critical Accounting Policies

The Corporation’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and follow general practices within the industry in which it operates. Application of these principles requires management to make estimates or judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates or judgments. Certain policies inherently have a greater reliance on the use of estimates, and as such have a greater possibility of producing results that could be materially different than originally reported.

Critical accounting policies are those policies that are highly dependent on subjective or complex judgments, estimates and assumptions and where changes in those estimates and assumptions could have a significant impact on the financial statements. The Corporation has identified the appropriateness of the allowance for loan losses and the evaluation of goodwill for impairment as critical accounting policies and an understanding of these policies is necessary to understand the financial statements. Note one (Summary of Significant Accounting Policies - Allowance for Loan Losses and Goodwill and Other Intangible Assets), Note four (Loans), Note six (Goodwill and Intangible Assets) and Management’s Discussion and Analysis of Financial Condition and Results of Operation (Critical Accounting Policies and Use of Significant Estimates) of the 2021 Form 10-K provide detail regarding the Corporation’s accounting for the critical accounting policies. There have been no significant changes in the application of accounting policies since June 30, 2021.

Allowance for Loan Losses. The determination of the allowance for loan losses involves considerable subjective judgment and estimation by management. The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The balance in the allowance for loan losses is determined based on management’s review and evaluation of the loan portfolio in relation to past loss experience, the size and composition of the portfolio, current economic events and conditions and other pertinent factors, including management’s assumptions as to future delinquencies, recoveries, and losses. All these factors may be susceptible to significant change. Among the many factors affecting the allowance for loan losses, some are quantitative while others require qualitative judgment. Although management believes its process for determining the allowance adequately considers all the potential factors that could potentially result in credit losses, the process includes subjective elements and may be susceptible to significant change. To the extent actual outcomes differ from management’s estimates, additional provisions for loan losses may be required that would adversely impact the Corporation’s financial condition or earnings in future periods.

Goodwill. The Company accounts for business combinations using the acquisition method of accounting. Accordingly, the identifiable assets acquired and the liabilities assumed are recorded at their estimated fair values as of the date of acquisition with any excess of the cost of the acquisition over the fair value recorded as goodwill. The Company performs an evaluation of goodwill for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The evaluation for impairment involves comparing the current estimated fair value of the Company to its carrying value. If the current estimated fair value exceeds the carrying value, no additional testing is required, and an impairment loss is not recorded. If the estimated fair value is less than the carrying value, further valuation procedures are performed that could result in impairment of goodwill being recorded. As of April 30, 2021, the measurement date, a qualitative assessment was performed to determine whether there is a more likely than not (greater than 50% likelihood) that the fair value of the Corporation was less than its carrying amount. The impairment test of goodwill indicated no impairment existed as of the measurement date. However, it is impossible to know the future impact of the evolving economic conditions. If for any future period it is determined that there has been impairment in the carrying value of our goodwill balances, the Corporation will record a charge to earnings, which could have a material adverse effect on net income, but not risk-based capital ratios.

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

●	rapid fluctuations in market interest rates could result in changes in fair market valuations and a decline in net interest income;
●	changes in the level of non-performing assets and charge-offs;
●	unanticipated changes in our liquidity position, including, but not limited to, changes in the cost of liquidity and our ability to find alternative funding sources;
●	the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities, and insurance) with which we must comply;
●	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;
●	changes in consumer spending, borrowing and savings habits;
●	declining asset values impacting the underlying value of collateral;
●	changes in accounting policies, rules and interpretations that may come as a result of COVID-19 or otherwise;
●	our ability to attract and retain qualified employees;
●	competitive pressures on product pricing and services;
●	breaches of security or failures of our technology systems due to technological or other factors and cybersecurity threats; and
●	changes in the reliability of our vendors, internal control systems or information systems.

CONSUMERS BANCORP, INC.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by the report, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15e. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2022.

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

CONSUMERS BANCORP, INC. (Registrant)

Date: May 13, 2022	/s/ Ralph J. Lober, II
Ralph J. Lober, II President & Chief Executive Officer (principal executive officer)

Date: May 13, 2022	/s/ Renee K. Wood
Renee K. Wood Chief Financial Officer & Treasurer (principal financial officer)