Form 10-K
period 2022-06-30
CONSUMERS BANCORP INC /OH/
filed 2022-09-15
CIK 1006830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

☐	Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For The Transition Period From                      To                     .

For the fiscal year ended June 30, 2022

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

Based on the closing sales price on December 31, 2021, the aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant was approximately $58,488,822.

The number of shares outstanding of the Registrant’s common stock, no par value, was 3,056,674 at September 10, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Certain specifically designated portions of Consumers Bancorp, Inc.’s definitive Proxy Statement, dated September 15, 2022, for its 2022 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

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

Consumers National Bank is a community-oriented financial institution that offers a wide range of commercial and consumer loan and deposit products, as well as mortgage, financial planning and investment services to individuals, farmers and small and medium sized businesses in our markets. Since 1965, the Bank’s main office has been serving the Minerva, Ohio, and surrounding areas from its location at 614 East Lincoln Way, Minerva, Ohio. The Bank seeks to be the provider of choice for financial solutions to customers who value exceptional personalized service, local decision making, and modern banking technology. The Bank’s business involves attracting deposits from businesses and individual customers and using such deposits to originate commercial, mortgage and consumer loans in its market area, consisting primarily of Carroll, Columbiana, Jefferson, Stark, Summit, and Wayne counties in Ohio. Its market includes these counties as well as the fourteen contiguous counties in northeast Ohio, western Pennsylvania, and northern West Virginia. As of June 30, 2022, the Bank had 21 full-service branch locations and one loan production office. The Bank also invests in securities consisting primarily of obligations of U.S. government-sponsored entities, municipal obligations and mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae.

On July 16, 2021, the Corporation completed its acquisition (branch acquisition) of two branches located in Calcutta and Wellsville, Ohio from CFBank, National Association. In connection with the branch acquisition, the Corporation assumed $104,538 in branch deposits for a deposit premium of 1.75%. In addition, the Corporation acquired $15,602 of subordinated debt securities issued by unrelated financial institutions, $19,943 of loans, and recorded goodwill of $1,616. This transaction qualified as a business combination.

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

Certain provisions within the CARES Act encourage financial institutions to practice prudent efforts to work with borrowers impacted by the pandemic. Under these provisions, loan modifications deemed to be COVID-19 related would not be considered a troubled debt restructuring (TDR) if the loan was not more than 30 days past due as of December 31, 2019 and the deferral was executed between March 1, 2020 and the earlier of 60 days after the date of the termination of the COVID-19 national emergency or December 31, 2020. The banking regulators issued a similar guidance, which also clarified that a COVID-19 related modification should not be considered a TDR if the borrower was current on payments at the time the underlying loan modification program was implemented and if the modification is considered short-term. Section 541 of the Consolidated Appropriations Act, 2021, extended this relief to the earlier of 60 days after the end of the national emergency proclamation or January 1, 2022. The Corporation implemented a short-term modification program that offered principal and interest payment deferrals for up to 90 days or interest only payments for up to 90 days. Borrowers were eligible for an additional 90 days of payment deferrals if situations warranted a need for an extension. Interest was deferred but continued to accrue during the deferment period and the maturity date on amortizing loans was extended by the number of months the payment was deferred. Consistent with issued regulatory guidance, modifications made under this program in response to COVID-19 were not classified as troubled debt restructurings.

Banks and bank holding companies have been particularly impacted by the COVID-19 pandemic as a result of disruption and volatility in the global markets. The above mentioned and other significant fiscal stimulus and monetary policy actions of the U.S. government and Federal Reserve have been contributing factors to an inflationary surge during most of 2021 and into 2022. Management continues to monitor the potential development of additional legislative, fiscal, or monetary policy developments taken by the U.S. government.

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

The OCC and the FDIC may take various corrective actions against any undercapitalized bank and any bank that fails to submit an acceptable capital restoration plan or fails to implement a plan accepted by the OCC or the FDIC.  These powers include, but are not limited to, requiring the institution to be recapitalized, prohibiting asset growth, restricting interest rates paid, requiring prior approval of capital distributions by any bank holding company that controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring new election of directors, and requiring the dismissal of directors and officers. The OCC’s final supervisory judgment concerning an institution’s capital adequacy could differ significantly from the conclusions that might be derived from the absolute level of an institution’s risk-based capital ratios. Therefore, institutions generally are expected to maintain risk-based capital ratios that exceed the minimum ratios. As of June 30, 2022, the Bank exceeded minimum regulatory capital requirements to be considered well-capitalized.

Dodd-Frank Wall Street Reform and Consumer Protection Act: The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) established the Consumer Financial Protection Bureau (CFPB), which regulates consumer financial products and services and certain financial services providers. The CFPB is authorized to prevent unfair, deceptive and abusive acts or practices and seeks to ensure consistent enforcement of laws so that consumers have access to fair, transparent and competitive markets for consumer financial products and services. Since it was established the CFPB has exercised extensive rulemaking and interpretive authority.

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

Government Monetary Policy: The earnings of the Corporation are affected by general and local economic conditions and by the policies of various governmental regulatory authorities. In particular, the Federal Reserve Board regulates money and credit conditions and interest rates to influence general economic conditions, primarily through open market acquisitions or dispositions of United States Government securities, varying the discount rate on member bank borrowings and setting reserve requirements against member and nonmember bank deposits. Federal Reserve Board monetary policies have had a significant effect on the interest income and interest expense of commercial banks, including the Bank, and are expected to continue to do so in the future.

Employees

As of June 30, 2022, the Bank employed 171 full-time and 16 part-time employees. None of the employees are represented by a collective bargaining group. Management considers its relations with employees to be good.

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

Item 1A—Risk Factors

Not applicable for Smaller Reporting Companies.

Item 1B—Unresolved Staff Comments

None.

Item 2—Properties

The Bank operates 21 full-service banking facilities and one loan production office (LPO) as noted below:

Location	Address	Owned	Leased
Adena	9 East Main Street, Adena, Ohio 43901	X
Alliance	610 West State Street, Alliance, Ohio 44601		X
Bergholz	256 2nd Street, Bergholz, Ohio 43908		X
Brewster	210 Wabash Ave S, Brewster, Ohio 44613	X
Calcutta	49028 Foulks Drive, Calcutta, Ohio 43920	X
Carrollton	1017 Canton Road NW, Carrollton, Ohio 44615		X
Dillonvale	44 Smithfield Street, Dillonvale, Ohio 43917	X
East Canton	440 W. Noble, East Canton, Ohio 44730	X
Fairlawn	3680 Embassy Parkway Suite B, Fairlawn, Ohio 44333		X
Green	4086 Massillon Road, Green, Ohio 44685		X
Hanoverton	30034 Canal Street, P.O. Box 178, Hanoverton, Ohio 44423	X
Hartville	1215 W. Maple Street, Hartville, Ohio 44632	X
Jackson-Belden	4026 Dressler Road NW, Canton, Ohio 44718	X
Lisbon	7985 Dickey Drive, Lisbon, Ohio 44432	X
Louisville	1111 N. Chapel Street, Louisville, Ohio 44641	X
Malvern	4070 Alliance Road, Malvern, Ohio 44644		X
Minerva	614 E. Lincoln Way, P.O. Box 256, Minerva, Ohio 44657	X
Mount Pleasant	298 Union Street, Mount Pleasant, Ohio 43939	X
Salem	141 S. Ellsworth Avenue, P.O. Box 798, Salem, Ohio 44460	X
Waynesburg	8607 Waynesburg Drive SE, P.O. Box 746, Waynesburg, Ohio 44688	X
Wellsville	565 Main Street, Wellsville, Ohio 43968	X
Wooster LPO	146 East Liberty Street, Wooster, Ohio 44691		X

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

Item 4—Mine Safety Disclosures

None.

PART II

Item 5—Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The Corporation had 3,056,674 common shares outstanding on June 30, 2022, with 735 shareholders of record and an estimated 756 additional beneficial holders whose stock was held in nominee name. Attention is directed to Item 12 in this Form 10-K for information regarding the Corporation’s equity incentive plans, which information is incorporated herein by reference.

The common shares of Consumers Bancorp, Inc. are quoted on the OTCQX® Best Market under the symbol CBKM. The following quoted market prices reflect inter-dealer prices, without adjustments for retail markups, markdowns, or commissions and may not represent actual transactions. The market prices represent highs and lows reported during the applicable quarterly period.

Quarter Ended	September 30, 2021	December 31, 2021	March 31, 2022	June 30, 2022
High	$23.75	$23.20	$24.50	$23.40
Low	19.21	21.47	21.86	19.00
Cash dividends paid per share	0.16	0.16	0.16	0.16

Quarter Ended	September 30, 2020	December 31, 2020	March 31, 2021	June 30, 2021
High	$16.00	$19.50	$20.00	$19.76
Low	14.40	15.50	19.12	19.11
Cash dividends paid per share	0.145	0.145	0.15	0.15

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

There were no repurchases of the Corporation’s securities during fiscal year 2022.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share data)

General

The following is management’s analysis of the Corporation’s financial condition and results of operations as of and for the years ended June 30, 2022 and 2021. This discussion is designed to provide a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

Forward-Looking Statements

Certain statements contained in this Annual Report on Form 10-K, which are not statements of historical fact, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “may,” “continue,” “estimate,” “intend,” “plan,” “seek,” “will,” “believe,” “project,” “expect,” “anticipate” and similar expressions are intended to identify forward-looking statements. These forward-looking statements may involve risks and uncertainties that are difficult to predict, may be beyond our control, and could cause actual results to differ materially from those described in such statements. Any such forward-looking statements are made only as of the date of this report or the respective dates of the relevant incorporated documents, as the case may be, and, except as required by law, we undertake no obligation to update these forward-looking statements to reflect subsequent events or circumstances. Risks and uncertainties that could cause actual results for future periods to differ materially from those anticipated or projected include, but are not limited to:

●

changes in local, regional and national economic conditions becoming less favorable than we expect, resulting in a deterioration in asset credit quality or debtors being unable to meet their obligations because of high unemployment rates and inflationary pressures;

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

The risks and uncertainties identified above are not the only risks we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may adversely affect us. Should any known or unknown risks and uncertainties develop into actual events, those developments could have material adverse effects on our business, financial condition, and results of operations.

Overview

Consumers Bancorp, Inc., a bank holding company incorporated under the laws of the State of Ohio, owns all the issued and outstanding capital stock of Consumers National Bank, a bank chartered under the laws of the United States of America. The Corporation’s activities have been limited primarily to holding the common stock of the Bank. The Bank’s business involves attracting deposits from businesses and individual customers and using such deposits to originate commercial, mortgage and consumer loans in its market area, consisting primarily of Carroll, Columbiana, Jefferson, Stark, Summit, and Wayne counties in Ohio. Its market includes these counties as well as the fourteen contiguous counties in northeast Ohio, western Pennsylvania, and northern West Virginia. The Bank also invests in securities consisting primarily of U.S. government-sponsored entities, municipal obligations, mortgage-backed and collateralized mortgage obligations issued by Fannie Mae, Freddie Mac and Ginnie Mae.

On July 16, 2021, the Corporation completed the branch acquisition and assumed $104,538 of branch deposits for a 1.75% deposit premium and purchased $15,602 in subordinated debt securities issued by unrelated financial institutions and $19,943 in loans. In relation to the branch acquisition, the Corporation recorded goodwill of $1,616. This transaction qualified as a business combination.

COVID-19 Pandemic

In response to COVID-19, management actively pursued multiple avenues to assist customers during these uncertain times. For commercial borrowers, the CARES Act included key SBA initiatives to assist small businesses. The PPP loans were designed to provide a direct incentive for small businesses to keep their workers on the payroll. The Bank originated a total of $113,367 of PPP loans during the first and second rounds of assistance. As of June 30, 2022, there were $179 of PPP loans outstanding.

Additionally, on March 22, 2020 the Corporation adopted a loan modification program to assist borrowers impacted by COVID-19. The program was available to most borrowers whose loan was not past due on March 22, 2020, the date this loan modification program was adopted. The program offered principal and interest payment deferrals for up to 90 days or interest only payments for up to 90 days. Interest was deferred but continued to accrue during the deferment period and the maturity date on amortizing loans was extended by the number of months the payment was deferred. Consistent with issued regulatory guidance, modifications made under this program in response to COVID-19 were not classified as troubled debt restructurings. As of June 30, 2022, there were no loans in payment deferral status under this loan modification program. This modification program ended as of April 26, 2022.

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

Comparison of Results of Operations for the Years Ended June 30, 2022 and June 30, 2021

Net Income. Net income was $11,192 for fiscal year 2022 compared with $8,988 for fiscal year 2021. The following key factors summarize our results of operations for the year ended June 30, 2022 compared with the same prior year period:

●

net interest income increased by $6,163, or 23.2%, in fiscal year 2022, primarily because of a $179,192, or 24.2%, increase in average interest-earning assets along with a reduction in the cost of funds;

●	a $735 provision for loan loss expense was recorded during fiscal year 2022 compared with $850 during fiscal year 2021;
●

total other income increased by $269, or 6.0%, in fiscal year 2022, primarily due to a $240, or 19.7%, increase in service charges on deposit accounts and a $178, or 9.4%, increase in debit card interchange income which were partially offset by a $121, or 16.1%, decline in mortgage banking activity; and

●

total other expenses increased by $3,854, or 19.9%, in fiscal year 2022 due to increases in salaries and employee benefits; occupancy and equipment expenses; and Federal Deposit Insurance Corporation (FDIC) assessments that was primarily driven by the growth in the organization from the branch acquisition.

Return on average equity and return on average assets were 16.43% and 1.17%, respectively, for fiscal year 2022 compared with 13.36% and 1.16%, respectively, for the same period last year.

Net Interest Income. Net interest income, the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the largest component of the Corporation’s earnings. Net interest income is affected by changes in the volumes, rates and composition of interest-earning assets and interest-bearing liabilities. In addition, prevailing economic conditions, fiscal and monetary policies, and the policies of various regulatory agencies all affect market rates of interest and the availability and cost of credit, which, in turn, can significantly affect net interest income.

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

Net Interest Income Year ended June 30,	2022	2021
Net interest income	$32,746	$26,583
Taxable equivalent adjustments to net interest	513	419
Net interest income, fully taxable equivalent	$33,259	$27,002
Net interest margin	3.54%	3.62%
Taxable equivalent adjustment	0.06	0.05
Net interest margin, fully taxable equivalent	3.60%	3.67%

FTE net interest income for fiscal year 2022 was $33,259, an increase of $6,257 or 23.2%, from $27,002 in fiscal year 2021. The Corporation’s tax equivalent net interest margin was 3.60% for fiscal year 2022 and 3.67% for fiscal year 2021. FTE interest income for fiscal year 2022 was $34,673, an increase of $5,771, or 20.0%, from fiscal year 2021, primarily due to a $179,192, or 24.2%, increase in average interest-earning assets from fiscal year 2021. The growth in average interest-earning assets was primarily a result of a $112,149 increase in the average balance of available-for-sale securities and a $46,960, or 8.5%, increase in average loans. Interest income was positively impacted in both the current and prior year periods by the accretion of origination fees from PPP loans that were forgiven during those periods. The PPP loans had an average balance of $17,692 for fiscal year 2022, and during this same period, $2,612 of interest and fee income was recognized on the PPP loans. This compares with an average balance of $63,761 for fiscal year 2021, and the recognition of $2,549 of interest and fee income during fiscal year 2021. The Corporation’s yield on average interest-earning assets was 3.75% for the 2022 fiscal year compared with 3.93% for the same period last year.

Interest expense for fiscal year 2022 was $1,414, a decrease of $486, or 25.6%, from fiscal year 2021. The Corporation’s cost of funds was 0.22% for fiscal year 2022 compared with 0.38% for the same prior year period. The historically low market interest rates that were in place throughout much of fiscal year 2022 had an impact on the rates paid on interest-bearing deposit products. The cost of funds is expected to increase due to the recent increases in short-term market rates.

Average Balance Sheet and Net Interest Margin

	2022			2021
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest earning assets:
Taxable securities	$185,741	$3,572	1.87%	$89,424	$1,594	1.82%
Nontaxable securities (1)	86,710	2,580	3.00	70,878	2,148	3.18
Loan receivables (1)	596,850	28,216	4.73	549,890	24,901	4.53
Federal bank and other restricted stocks	2,489	82	3.29	2,472	76	3.07
Equity securities	427	33	7.73	202	17	8.42
Interest bearing deposits and federal funds sold	47,672	190	0.40	27,831	166	0.60
Total interest earning assets	919,889	34,673	3.75%	740,697	28,902	3.93%
Noninterest earning assets	39,059			31,283
Total assets	$958,948			$771,980
Interest bearing liabilities:
Interest bearing demand	$147,312	$166	0.11%	$112,801	$149	0.13%
Savings	349,380	388	0.11	251,138	333	0.13
Time deposits	113,143	568	0.50	102,554	1,133	1.10
Short-term borrowings	12,960	47	0.36	8,895	9	0.10
FHLB advances	14,639	245	1.67	20,077	276	1.37
Total interest-bearing liabilities	637,434	1,414	0.22%	495,465	1,900	0.38%
Noninterest-bearing liabilities	253,407			209,262
Total liabilities	890,841			704,727
Shareholders’ equity	68,107			67,253
Total liabilities and shareholders’ equity	$958,948			$771,980
Net interest income, interest rate spread (1)		$33,259	3.53%		$27,002	3.55%
Net interest margin (net interest as a percent of average interest earning assets) (1)			3.60%			3.67%
Federal tax exemption on non-taxable securities and loans included in interest income		$513			$419
Average interest earning assets to interest bearing liabilities			144.31%			149.50%

(1)	Calculated on a fully taxable equivalent basis utilizing a statutory federal income tax rate of 21.0%.

The following table presents the changes in the Corporation’s interest income and interest expense resulting from changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities. Changes attributable to both rate and volume that cannot be segregated have been allocated in proportion to the changes due to rate and volume.

INTEREST RATES AND INTEREST DIFFERENTIAL

	2022 Compared to 2021 Increase / (Decrease)			2021 Compared to 2020 Increase / (Decrease)
	Total Change	Change due to Volume	Change due to Rate	Total Change	Change due to Volume	Change due to Rate
	(In thousands)
Interest earning assets:
Taxable securities	$1,978	$1,932	$46	$(338)	$162	$(500)
Nontaxable securities (1)	432	558	(126)	234	269	(35)
Loan receivables (2)	3,315	2,188	1,127	3,348	5,376	(2,028)
Federal bank and other restricted stocks	6	1	5	1	17	(16)
Interest bearing deposits and federal funds sold	24	92	(68)	9	144	(135)
Equity securities	16	17	(1)	17	17	—
Total interest and dividend income	5,771	4,788	983	3,271	5,985	(2,714)
Interest bearing liabilities:
Interest bearing demand	17	41	(24)	(279)	103	(382)
Savings deposits	55	115	(60)	(466)	197	(663)
Time deposits	(565)	107	(672)	(1,126)	(278)	(848)
Short-term borrowings	38	6	32	(34)	23	(57)
FHLB advances	(31)	(84)	53	(16)	37	(53)
Total interest expense	(486)	185	(671)	(1,921)	82	(2,003)
Net interest income	$6,257	$4,603	$1,654	$5,192	$5,903	$(711)

(1)	Nontaxable income is adjusted to a fully tax equivalent basis utilizing a statutory federal income tax rate of 21.0%.
(2)	Non-accrual loan balances are included for purposes of computing the rate and volume effects although interest on these balances has been excluded.

Provision for Loan Losses. The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable credit losses in the Corporation’s loan portfolio that have been incurred at each balance sheet date. The amount of the provision is affected by loan charge-offs, recoveries and changes in specific and general allocations required for the allowance for loan losses. Management considers a number of factors that impact the provision for loan losses, such as historical loss experience, the present and prospective financial condition of borrowers, the current conditions within the markets where the Corporation originates loans, the status of nonperforming assets, the estimated underlying value of the collateral and other factors related to the ultimate collectability of the loan portfolio.

A provision for loan loss expense of $735 was recorded in fiscal year 2022 compared with $850 in fiscal year 2021. The loan loss provision expense recorded in fiscal year 2022 was primarily due to the organic growth within the loan portfolio. For fiscal year 2022, net charge offs of $46 were recorded compared with $57 for the same period last year. The allowance for loan losses as a percentage of loans was 1.17% at June 30, 2022 and 1.14% at June 30, 2021. As of June 30, 2021, the allowance for loan losses as a percentage of total loans, excluding the PPP loans, was 1.25%. The decline in the allowance for loan losses as a percentage of total loans excluding the PPP loans was due to the improvement in economic conditions that had been adversely impacted by the 2020 economic shutdown and restrictions in response to the ongoing COVID-19 pandemic. While vaccinations (including booster shots) have created optimism in the community, but some uncertainty remains due to the continued concern over increased infection rates from various variants of COVID-19.

Non-performing loans were $440 as of June 30, 2022 and represented 0.07% of total loans. This compared with $1,771, or 0.31% of total loans at June 30, 2021. Non-performing loans declined primarily due to the full payoff of three loans that had a balance of $949 as of June 30, 2021 that were on non-accrual for an extended period. Non-performing loans have been considered in management’s analysis of the appropriateness of the allowance for loan losses. Management and the Board of Directors closely monitor these loans and believe the prospect for recovery of principal, less identified specific reserves, are favorable.

Other Income. Total other income increased by $269, or 6.0%, to $4,735 for fiscal year 2022. Service charges on deposit accounts increased by $240, or 19.7% primarily due to an increase in the number of overdraft charges as overdrafts increased from the lows that were experienced during the pandemic as many eligible individuals received economic stimulus payments and consumers changed their spending habits in 2020 and 2021. Effective March 1, 2022, the Bank made a small reduction to the non-sufficient funds/overdraft fee and eliminated many internal account transfer fees. The Bank may make future reductions to the non-sufficient funds/overdraft fee in response to the industry wide trend of reducing overdraft fees as large banks have announced a reduction in these types of fees in response to regulatory pressure. As a result, service charges on deposit accounts may be negatively impacted in future periods. Debit card interchange income increased by $178, or 9.4%, in fiscal year 2022 to $2,069 primarily as a result of increased debit card usage and an increase in the number of cards issued. Mortgage banking activity decreased by $121, or 16.1%, in fiscal year 2022 because of a decrease in volume due to the increase in mortgage rates.

Other Expenses. Total other expenses were $23,215 for the year ended June 30, 2022; an increase of $3,854, or 19.9%, from $19,361 for the year ended June 30, 2021.

Salaries and employee benefit expenses increased by $2,408, or 22.2%, during fiscal year 2022 primarily due to the addition of staff at three new office locations, the addition of lending staff, and increases in health care costs.

Occupancy and equipment expenses increased by $440, or 17.0%, during fiscal year 2022 from the same period last year primarily due to investments in new technology and computer equipment as well as higher real estate taxes, custodial, building upkeep, maintenance, lease and utility expenses for the additional office locations.

Data processing expenses increased by $67, or 9.2% and FDIC assessments increased by $278, or 92.1%, for fiscal year 2022 from the same prior year period due to the growth in the organization.

Debit card processing expenses increased by $75, or 7.9% primarily as a result of increased debit card usage. The increase in debit card usage is also reflected in debit card interchange income which increased by $178, or 9.4% from the prior year.

Income Tax Expense. Income tax expense totaled $2,339 and $1,850 and the effective tax rates were 17.3% and 17.1% for the fiscal years ended June 30, 2022 and 2021, respectively. Income tax expense was calculated utilizing a statutory federal income tax rate of 21.0% in fiscal years 2022 and 2021. The effective tax rate differs from the federal statutory rate as a result of tax-exempt income from obligations of states and political subdivisions, loans and bank owned life insurance earnings.

Financial Condition

Total assets at June 30, 2022 were $977,313 compared with $833,804 at June 30, 2021, an increase of $143,509, or 17.2%. The growth in total assets is mainly attributable to an increase of $88,465, or 41.0%, in available-for-sale and held-to-maturity securities and a $45,416, or 8.0%, increase in total loans. These increases were primarily funded by a $159,713, or 22.0%, increase in total deposits and include $104,538 of deposits acquired as part of the branch acquisition. Total shareholders’ equity declined to $53,970 as of June 30, 2022, from $69,900 as of June 30, 2021. The primary reason for the decline in shareholders’ equity was a $25,656 net decrease in accumulated other comprehensive income due to a shift in unrealized gains on the mark-to-market of available-for-sale securities to a net unrealized loss.

Securities. Total securities were $304,221 at June 30, 2022, of which $296,347 were classified as available-for-sale and $7,874 were classified as held-to-maturity. The securities portfolio is mainly comprised of mortgage-backed securities and collateralized mortgage obligations issued by Fannie Mae, Freddie Mac and Ginnie Mae, state and political subdivisions and government-sponsored enterprises.

The following tables summarize the amortized cost and fair value of available-for-sale securities at June 30, 2022 and 2021 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income or loss:

June 30, 2022 Available-for-sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligation of U.S Treasury	$8,909	$—	$(462)	$8,447
Obligations of U.S. government-sponsored entities and agencies	28,689	—	(2,424)	26,265
Obligations of state and political subdivisions	105,977	129	(8,749)	97,357
U.S. Government-sponsored mortgage-backed securities - residential	113,812	13	(11,642)	102,183
U.S. Government-sponsored mortgage-backed securities – commercial	8,623	—	(1,322)	7,301
U.S. Government-sponsored collateralized mortgage obligations – residential	40,952	1	(2,774)	38,179
Other debt securities	17,367	—	(752)	16,615
Total available-for-sale securities	$324,329	$143	$(28,125)	$296,347

June 30, 2021 Available-for-sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$14,746	$301	$(14)	$15,033
Obligations of U.S. government-sponsored entities and agencies	73,013	3,561	(75)	76,499
Obligations of state and political subdivisions	90,065	1,136	(684)	90,517
U.S. government-sponsored mortgage-backed securities - residential	8,641	204	—	8,845
U.S. government-sponsored mortgage-backed securities - commercial	16,302	129	(57)	16,374
U.S. government-sponsored collateralized mortgage obligations – residential	500	—	(8)	492
Total available-for-sale securities	$203,267	$5,331	$(838)	$207,760

The following tables summarize the amortized cost and fair value of held-to-maturity securities at June 30, 2022 and 2021 and the corresponding gross unrecognized gains and losses:

June 30, 2022 Held-to-maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Obligations of state and political subdivisions	$7,874	$47	$(90)	$7,831

June 30, 2021 Held-to-maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Obligations of state and political subdivisions	$7,996	$356	$—	$8,352

The following tables summarize the amounts and distribution of the Corporation’s securities held and the weighted average yields as of June 30, 2022:

Available-for-sale	Amortized Cost	Fair Value	Average Yield
Obligations of U.S. Treasury
Over 1 year through 5 years	$8,909	$8,447	0.83%
Total obligations of U.S. Treasury	8,909	8,447	0.83
Obligations of government-sponsored entities:
Over 3 months through 1 year	250	$250	1.68%
Over 1 year through 5 years	7,489	7,220	2.22
Over 5 years through 10 years	14,865	13,350	1.86
Over 10 years	6,085	5,445	1.68
Total obligations of government-sponsored entities	28,689	26,265	1.61
Obligations of state and political subdivisions:
Over 3 months through 1 year	600	601	3.94
Over 1 year through 5 years	15,736	15,540	3.00
Over 5 years through 10 years	20,926	19,988	2.91
Over 10 years	68,715	61,228	3.09
Total obligations of state and political subdivisions	105,977	97,357	3.05
Mortgage-backed securities - residential:
Over 3 months through 1 year	197	197	1.94
Over 1 year through 5 years	32,680	30,931	1.99
Over 5 years through 10 years	79,479	69,786	1.73
Over 5 years through 10 years	1,456	1,269	1.99
Total mortgage-backed securities - residential	113,812	102,183	1.81
Mortgage-backed securities – commercial:
Over 5 years through 10 years	4,267	3,706	1.84
Over 10 years	4,356	3,595	2.13
Total mortgage-backed securities - commercial	8,623	7,301	1.99

	Amortized Cost	Fair Value	Average Yield
Collateralized mortgage obligations:
3 months or less	35	35	2.11
Over 3 months through 1 year	2,185	2,169	3.21
Over 1 year through 5 years	24,277	22,681	2.54
Over 5 years through 10 years	10,614	9,918	2.43
Over 10 years	3,841	3,376	1.60
Total collateralized mortgage obligations	40,952	38,179	2.46
Other debt securities
Over 1 year through 5 years	5,281	5,059	2.90
Over 5 years through ten years	12,086	11,556	3.80
Total other debt securities	17,367	16,615	3.53
Total available-for-sale securities	$324,329	$296,347	2.33%

Held-to-maturity
Obligations of state and political subdivisions:
Over 1 year through 5 years	$212	$212	2.90%
Over 5 years through 10 years	4,212	3,522	1.82
Over 10 years	3,450	4,097	3.03
Total held-to-maturity securities	$7,874	$7,831	2.38%

The weighted average interest rates are based on coupon rates for securities purchased at par value and on effective yields considering amortization or accretion if the securities were purchased at a premium or discount. The weighted average yield on tax-exempt obligations has been calculated on a tax equivalent basis. Average yields are based on amortized cost balances.

Loans. Loan receivables increased by $45,416 to $611,843 at June 30, 2022 compared to $566,427 at June 30, 2021. Excluding PPP and acquired loan balances, core organic loan growth was $81,194, or 15.7% for the fiscal year ended June 30, 2022. Commercial loans included PPP loans of $179 and $50,686 as of June 30, 2022 and 2021, respectively. Consumer loans increased by $15,251, or 51.6%, primarily as a result of the expansion of indirect auto lending and an increase in direct auto loans due to successful marketing campaigns. Major classifications of loans, net of deferred loan fees and costs, were as follows as of June 30:

	2022	2021
Commercial	$87,080	$109,922
Commercial real estate:
Construction	15,095	10,462
Other	291,310	269,157
1-4 Family residential real estate:
Owner occupied	143,180	119,046
Non-owner occupied	25,988	19,114
Construction	4,369	9,156
Consumer loans	44,821	29,570
Total loans	$611,843	$566,427

The following table shows the major classifications of loans, net of deferred fees and costs, which are based on the contractual terms for repayment of principal, that are due in the periods indicated as of June 30, 2022:

	Maturing
		After one year	After five years
	Within	but within	But within	After
	one year	five years	Fifteen years	Fifteen years	Total
Commercial	$12,957	$31,260	$42,194	$669	$87,080
Commercial real estate:
Construction	83	10,359	3,368	1,285	15,095
Other	8,062	13,511	117,469	152,268	291,310
1-4 Family residential real estate:
Owner occupied	1,142	2,460	35,850	103,728	143,180
Non-owner occupied	1,399	1,021	15,534	8,034	25,988
Construction	763	90	—	3,516	4,369
Consumer loans	1,003	24,147	19,481	190	44,821
Total loans	$25,409	$82,848	$233,896	$269,690	$611,843

The following is a schedule of fixed and variable rate 1-4 family residential real estate construction, commercial and commercial real estate loans due after one year (variable rate loans are those loans with floating or adjustable interest rates) as of June 30, 2022:

Total due after one year:	Fixed Interest Rates	Variable Interest Rates
Commercial	$61,636	$12,487
Commercial real estate:
Construction	3,628	11,384
Other	157,013	126,235
1-4 Family residential real estate:
Owner occupied	116,957	25,081
Non-owner occupied	15,050	9,539
Construction	3,516	90
Consumer loans	43,814	4

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

Failure to receive principal and interest payments when due on any loan results in efforts to restore such loan to a current status. Loans are classified as non-accrual when, in the opinion of management, full collection of principal and accrued interest is not expected. The loans must be brought and kept current for six sustained payments before being considered for removal from non-accrual status. Commercial and commercial real estate loans are classified as impaired if management determines that full collection of principal and interest, in accordance with the terms of the loan documents, is not probable. If a loan is impaired, a portion of the allowance is allocated so the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected from the collateral. Loans are evaluated for impairment when payments are delayed, typically 90 days or more, or when it is probable that not all principal and interest amounts will be collected according to the original terms of the loan. As of June 30, 2022, impaired loans totaled $473, of which $431 are included in non-accrual loans. Continued unsuccessful collection efforts generally lead to initiation of foreclosure or other legal proceedings.

The following table summarizes non-accrual loans, non-performing assets, impaired and restructured loans, and associated ratios for the years ended June 30:

	2022	2021
Non-accrual loans	$431	$1,771
Accruing loans past due 90 days or more	9	—
Total non-performing loans	$440	$1,771
Other real estate and repossessed assets owned	—	—
Total non-performing assets	$440	$1,771
Impaired loans	$473	$1,954
Accruing restructured loans	$42	$183
Non-accrual to total loans	0.07%	0.31%
ALLL to non-accrual loans	1661.25%	365.39%

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

The following table summarizes the Corporation’s loan loss experience, and provides a breakdown of the charge-off, recovery and other activity for the years ended June 30:

	2022	2021
Allowance for loan losses at beginning of year	$6,471	$5,678
Loans charged off:
Commercial	—	22
1-4 Family residential real estate	41	4
Consumer loans	132	122
Total charge offs	173	148
Recoveries:
Commercial	23	—
Commercial real estate	2	4
1-4 Family residential real estate	20	3
Consumer loans	82	84
Total recoveries	127	91
Net charge offs	46	57
Provision for loan losses charged to operations	735	850
Allowance for loan losses at end of year	$7,160	$6,471

Ratio of net charge offs to average loans outstanding	0.01%	0.01%
ALLL to total loans	1.17%	1.14%

The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios:

	Allocation of the Allowance for Loan Losses
	Allowance Amount	% of Loan Type to Total Loans	Allowance Amount	% of Loan Type to Total Loans
	June 30, 2022		June 30, 2021
Commercial	$960	14.2%	$904	19.4%
Commercial real estate loans	3,927	50.1	3,949	49.4
1-4 Family residential real estate	1,645	28.4	1,307	26.0
Consumer loans	628	7.3	311	5.2
Total	$7,160	100.0%	$6,471	100.0%

While management’s periodic analysis of the adequacy of the allowance for loan losses may allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-off that may occur. While the Corporation has historically experienced strong trends in asset quality, due to the current economic concerns with high inflation and rising interest rates, uncertainty remains regarding future levels of criticized and classified loans, nonperforming loans and charge-offs. Management will continue to closely monitor changes in the loan portfolio and adjust the provision accordingly.

Goodwill: Goodwill was $2,452 as of June 30, 2022 and $836 as of June 30, 2021. In July 2021, goodwill of $1,616 was recorded from the branch acquisition. Goodwill represents the excess of the total purchase price paid for the acquisition over the fair value of the identifiable assets acquired, net of the fair value of the liabilities assumed. Goodwill is evaluated for impairment at least annually and more frequently if events and circumstances indicate that the asset might be impaired. Management evaluated goodwill and concluded that no impairment existed during the year ended June 30, 2022.

Funding Sources. Total deposits increased by $159,713, or 22.0%, from $726,849 at June 30, 2021 to $886,562 at June 30, 2022. Total deposits include $104,538 of deposits acquired as part of the branch acquisition. For the fiscal year ended June 30, 2022, noninterest-bearing demand deposits increased by $28,563, or 12.5%, interest-bearing demand deposits increased by $30,015, or 23.6%, savings and money market deposits increased by $86,293, or 30.5%, and certificates and other time deposits increased by $14,842, or 17.0% from the same prior year period. As current market rates rise, it is anticipated that customers may choose to move funds from savings and money market deposit products to higher yielding certificates of deposits.

The following is a schedule of average deposit amounts and average rates paid on each category for the periods included:

	Years Ended June 30,
	2022		2021
	Amount	Rate	Amount	Rate
Noninterest-bearing demand deposit	$246,089	—	$203,181	—
Interest-bearing demand deposit	147,312	0.11%	112,801	0.13%
Savings	349,380	0.11	251,138	0.13
Certificates and other time deposits	113,143	0.50	102,554	1.10
Total	$855,924	0.13%	$669,674	0.24%

Uninsured deposits at June 30, 2022 and 2021 were $266,902 and $229,071, respectively. Uninsured deposits as of June 30, 2022 and 2021 are based on estimates and include portions of FDIC-insured deposit accounts that exceed the insurance limit of $250 thousand per separately insured depositor.

The following table summarizes time deposits issued in amounts of more than $250 thousand as of June 30, 2022 by time remaining until maturity:

Maturing in:
Under 3 months	$3,961
Over 3 to 6 months	3,230
Over 6 to 12 months	7,783
Over 12 months	2,190
Total	$17,164

Short-term borrowings increased by $9,092, or 74.5%, to $21,295 at June 30, 2022 from $12,203 at June 30, 2021. This increase was primarily associated with large new deposits from an existing local commercial customer in this sweep repurchase agreement product. See Note 8—Short-Term Borrowings to the Consolidated Financial Statements, for information concerning short-term borrowings.

Capital Resources

Total shareholders’ equity decreased by $15,930 from $69,900 at June 30, 2021 to $53,970 at June 30, 2022. The primary reason for the decline in shareholders’ equity was a $25,656 net decrease in accumulated other comprehensive income due to a shift in unrealized gains on the mark-to-market of available-for-sale securities to a net unrealized loss and by cash dividends paid of $1,949. These reductions were partially offset by net income of $11,192 for the current fiscal year. For fiscal year 2022, the average equity to average total assets ratio was 7.10% and the dividend payout ratio was 17.4%. For fiscal year 2021, the average equity to average total assets ratio was 8.71% and the dividend payout ratio was 19.9%.

At June 30, 2022, management believes the Bank complied with all regulatory capital requirements. Based on the Bank’s computed regulatory capital ratios, the OCC has determined the Bank to be well capitalized under the Federal Deposit Insurance Act as of its latest exam date. The Bank’s actual and required capital amounts are disclosed in Note 13-Regulatory Matters to the Consolidated Financial Statements. Management is not aware of any matters occurring subsequent to that exam that would cause the Bank’s capital category to change.

At June 30, 2022, the Corporation had no unconsolidated, related special purpose entities, nor did the Corporation engage in hedging contracts, such as interest rate swaps, which may expose the Corporation to liabilities greater than the amounts recorded on the consolidated balance sheet. The Corporation’s investment policy prohibits engaging in derivative contracts for speculative trading purposes; however, in the future, the Corporation may pursue certain contracts, such as interest rate swaps, to execute a sound and defensive interest rate risk management policy.

Liquidity

Management considers the asset position of the Bank to be sufficiently liquid to meet normal operating needs and conditions. The Bank’s earning assets are divided primarily between loans and available-for-sale securities, with any excess funds placed in federal funds sold or interest-bearing deposit accounts with other financial institutions.

For fiscal year 2022, net cash inflows from operating activities were $14,947, net cash inflows from financing activities were $52,698 and net cash outflows from investing activities were $65,222. The major sources of cash were net cash received of $66,552 from the branch acquisition, $55,175 net increase in deposits, and a $34,306 increase from sales, maturities, or principal pay downs on available-for-sale securities. The major uses of cash were the $141,210 purchase of available-for-sale securities and a $25,602 net increase in loans. Total cash and cash equivalents were $20,952 as of June 30, 2022 compared to $18,529 at June 30, 2021.

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

The Bank offers several forms of deposit products to its customers. We believe the rates offered by the Bank and the fees charged for them are competitive with others currently available in the market area. While the Bank continues to be under competitive pressures in the Bank’s market area as financial institutions attempt to attract and keep new deposits, we believe many commercial and retail customers are turning to community banks. Compared to our peers, the Corporation’s core deposits consist of a larger percentage of noninterest-bearing demand deposits resulting in the cost of funds being at a low level of 0.22% for fiscal year 2022.

Jumbo time deposits (those with balances of $250 and over) were $18,164 and $18,488 at June 30, 2022 and 2021, respectively. These deposits are monitored closely by the Bank and typically priced on an individual basis. When these deposits are from a municipality, certain bank-owned securities are pledged to guarantee the safety of these public fund deposits as required by Ohio law. The Corporation has the option to use a fee paid broker to obtain deposits from outside its normal service area as an additional source of funding. However, these deposits are not relied upon as a primary source of funding and there were no brokered deposits as of June 30, 2022 or 2021.

Dividends from the Bank are the primary source of funds for payment of dividends to our shareholders. However, there are statutory limits on the amount of dividends the Bank can pay without regulatory approval. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. Additionally, the Bank may not declare or pay any dividend if, after making the dividend, the Bank would be “undercapitalized,” as defined in the federal regulations. As of June 30, 2022, the Bank could, without prior approval, declare a dividend of approximately $14,695.

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

Goodwill. The Company accounts for business combinations using the acquisition method of accounting. Accordingly, the identifiable assets acquired and the liabilities assumed are recorded at their estimated fair values as of the date of acquisition with any excess of the cost of the acquisition over the fair value recorded as goodwill. The Company performs an evaluation of goodwill for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The evaluation for impairment involves comparing the current estimated fair value of the Company to its carrying value. If the current estimated fair value exceeds the carrying value, no additional testing is required, and an impairment loss is not recorded. If the estimated fair value is less than the carrying value, further valuation procedures are performed that could result in impairment of goodwill being recorded. As of April 30, 2022, the measurement date, a qualitative assessment was performed to determine whether there is a more likely than not (greater than 50% likelihood) that the fair value of the Corporation was less than its carrying amount. The qualitative impairment test of goodwill indicated no impairment existed as of the measurement date. However, it is impossible to know the future impact of the evolving economic conditions. If for any future period it is determined that there has been impairment in the carrying value of our goodwill balances, the Corporation will record a charge to earnings, which could have a material adverse effect on net income, but not risk based capital ratios.

Contractual Obligations, Commitments and Contingent Liabilities

The following table presents, as of June 30, 2022, the Corporation’s significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	Note Reference	2023	2024	2025	2026	2027	Thereafter	Total
Certificates of deposit	7	$76,823	$13,656	$4,381	$3,258	$3,398	$865	$102,381
Short-term borrowings	8	21,295	—	—	—	—	—	21,295
Federal Home Loan advances	9	84	67	4,056	46	3	4,000	8,256
Salary continuation plan	10	146	142	141	141	141	2,853	3,564
Operating leases	5	167	146	114	113	572	—	1,112
Deposits without maturity		—	—	—	—	—	—	784,181

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

Not applicable for Smaller Reporting Companies.

Item 8— Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of Consumers Bancorp, Inc.

Minerva, Ohio

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Consumers Bancorp, Inc. and subsidiaries (the “Company”) as of June 30, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Allowance for Loan Losses – Significant Assumptions in General Reserves - Refer to Notes 1 and 4 to the Financial Statements

Critical Audit Matter Description

The allowance for loan losses (allowance) represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors based on the risks present for each portfolio segment. These factors include consideration of the following: levels of and trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures and practices; experience, ability and depth of lending management and other relevant staff; volume and severity of past due loans and other similar conditions; quality of the loan review system; value of underlying collateral for collateral dependent loans; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.

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

●

We obtained an understanding of management’s process for determining the need for qualitative factor adjustments, identifying appropriate factors, and measuring the direction and magnitude of the adjustment.

●	We evaluated the reasonableness of management’s judgments and tests of accuracy of underlying support related to the qualitative factors.

●	We evaluated the design of controls over the application of management’s qualitative factor methodology in the estimate of general reserves.

●

We evaluated management's rationale for determining qualitative adjustments was relevant and warranted for each loan segment and assessed the measurement of qualitative factor adjustments applied by management.

●	Where applicable, we tested the accuracy and completeness of data used by management in the measurement of qualitative factor adjustments or vouched factors to relevant external data sources.

●

We assessed changes in qualitative factors year-over-year against overall trends in credit quality within the Company and broader trends within the industry and local and national economies to evaluate reasonableness of management’s qualitative factor adjustments.

/s/ Plante & Moran, PLLC

We have served as the Company's auditor since 2020.

Auburn Hills, Michigan

September 15, 2022

CONSOLIDATED BALANCE SHEETS

As of June 30, 2022 and 2021

(Dollar amounts in thousands, except per share data)

	2022	2021
ASSETS:
Cash on hand and noninterest-bearing deposits in financial institutions	$11,254	$8,902
Federal funds sold and interest-bearing deposits in financial institutions	9,698	9,627
Total cash and cash equivalents	20,952	18,529
Certificates of deposit in financial institutions	3,781	5,825
Securities, available-for-sale	296,347	207,760
Securities, held-to-maturity (fair value 2022 $7,831 and 2021 $8,352)	7,874	7,996
Equity securities, at fair value	400	424
Federal bank and other restricted stocks, at cost	2,525	2,472
Loans held for sale	1,165	1,457
Total loans	611,843	566,427
Less allowance for loan losses	(7,160)	(6,471)
Net loans	604,683	559,956
Cash surrender value of life insurance	9,959	9,702
Premises and equipment, net	16,521	15,793
Goodwill	2,452	836
Core deposit intangible, net	470	229
Accrued interest receivable and other assets	10,184	2,825
Total assets	$977,313	$833,804

LIABILITIES:
Deposits:
Noninterest-bearing demand	$257,665	$229,102
Interest bearing demand	157,462	127,447
Savings	369,054	282,761
Time	102,381	87,539
Total deposits	886,562	726,849
Short-term borrowings	21,295	12,203
Federal Home Loan Bank advances	8,256	18,050
Accrued interest payable and other liabilities	7,230	6,802
Total liabilities	923,343	763,904
Commitments and contingent liabilities (Note 14)

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value; 350,000 shares authorized	—	—
Common shares, no par value; 8,500,000 shares authorized; 3,132,056 and 3,124,053 shares issued as of June 30, 2022 and June 30, 2021, respectively	20,287	20,011
Retained earnings	56,906	47,663
Treasury stock, at cost (75,382 and 95,953 common shares at June 30, 2022 and 2021, respectively)	(1,117)	(1,324)
Accumulated other comprehensive income (loss)	(22,106)	3,550
Total shareholders’ equity	53,970	69,900
Total liabilities and shareholders’ equity	$977,313	$833,804

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

Years Ended June 30, 2022 and 2021

(Dollar amounts in thousands, except per share data)

	2022	2021
Interest and dividend income:
Loans, including fees	$28,207	$24,887
Securities, taxable	3,572	1,594
Securities, tax-exempt	2,076	1,743
Equity securities	33	17
Federal bank and other restricted stocks	82	76
Federal funds sold and interest-bearing deposits	190	166
Total interest and dividend income	34,160	28,483
Interest expense:
Deposits	1,122	1,615
Short-term borrowings	47	9
Federal Home Loan Bank advances	245	276
Total interest expense	1,414	1,900
Net interest income	32,746	26,583
Provision for loan losses	735	850
Net interest income after provision for loan losses	32,011	25,733

Other income:
Service charges on deposit accounts	1,460	1,220
Debit card interchange income	2,069	1,891
Bank owned life insurance income	257	260
Mortgage banking activity	632	753
Securities gains, net	6	14
Net change in market value of equity securities	(24)	24
Other	335	304
Total other income	4,735	4,466

Other expenses:
Salaries and employee benefits	13,260	10,852
Occupancy and equipment	3,028	2,588
Data processing expenses	795	728
Debit card processing expenses	1,025	950
Professional and director fees	878	857
Federal Deposit Insurance Corporation assessments	580	302
Franchise taxes	542	480
Marketing and advertising	663	522
Loan and collection expenses	174	142
Telephone and communications	375	344
Amortization of intangible	54	27
Other	1,841	1,569
Total other expenses	23,215	19,361
Income before income taxes	13,531	10,838
Income tax expense	2,339	1,850
Net income	$11,192	$8,988
Basic and diluted earnings per share	$3.68	$2.98

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years Ended June 30, 2022 and 2021

(Dollar amounts in thousands, except per share data)

	2022	2021

Net income	$11,192	$8,988

Other comprehensive income (loss), net of tax:
Net change in unrealized gains:
Unrealized losses arising during the period	(32,469)	(886)
Reclassification adjustment for gains included in income	(6)	(14)
Net unrealized loss	(32,475)	(900)
Income tax effect	6,819	190
Other comprehensive loss	(25,656)	(710)
Total comprehensive income (loss)	$(14,464)	$8,278

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended June 30, 2022 and 2021

(Dollar amounts in thousands, except per share data)

	Common Shares	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, June 30, 2020	$19,974	$40,460	$(1,454)	$4,260	$63,240
Net income	—	8,988	—	—	8,988
Other comprehensive loss	—	—	—	(710)	(710)
12,522 shares associated with vested stock awards	37	—	130	—	167
Cash dividends declared ($0.59 per share)	—	(1,785)	—	—	(1,785)
Balance, June 30, 2021	$20,011	$47,663	$(1,324)	$3,550	$69,900
Net income	—	11,192	—	—	11,192
Other comprehensive loss	—	—	—	(25,656)	(25,656)
8,003 shares issued associated with dividend reinvestment plan and stock purchase plan	174	—	—	—	174
20,571 shares associated with vested stock awards	102	—	207	—	309
Cash dividends declared ($0.64 per share)	—	(1,949)	—	—	(1,949)
Balance, June 30, 2022	$20,287	$56,906	$(1,117)	$(22,106)	$53,970

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30, 2022 and 2021

(Dollar amounts in thousands, except per share data)

	2022	2021
Cash flows from operating activities:
Net income	$11,192	$8,988
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	991	940
Securities amortization and accretion, net	1,449	621
Provision for loan losses	735	850
Loss on disposal of fixed assets	6	26
(Gain) loss on disposition of other real estate and repossessed assets owned	5	(1)
Mortgage banking activity	(632)	(753)
Deferred income tax expense (benefit)	146	(320)
Gain on sale of securities	(6)	(14)
Net change in market value of equity securities	24	(24)
Amortization of intangibles	54	27
Origination of loans held for sale	(45,758)	(50,694)
Proceeds from loans held for sale	46,682	53,336
Increase in cash surrender value of life insurance	(257)	(260)
Change in other assets and other liabilities	316	1,291
Net cash flows from operating activities	14,947	14,013

Cash flows from investing activities:
Securities available-for-sale:
Purchases	(141,210)	(108,168)
Maturities, calls and principal pay downs	31,584	37,275
Proceeds from sales of available-for-sale securities	2,722	5,545
Securities held-to-maturity:
Purchases	(3,450)	(4,700)
Principal pay downs	3,572	245
Purchase of equity security	—	(400)
Net decrease in certificates of deposit with other financial institutions	2,044	5,810
Purchase of Federal Reserve Bank stock, at cost	(53)	—
Net increase in loans	(25,602)	(23,471)
Acquisition, net of cash received	66,552	—
Acquisition of premises and equipment	(1,477)	(1,154)
Disposal of premises and equipment	18	—
Proceeds from sale of other real estate and repossessed assets owned	78	17
Net cash flows from investing activities	(65,222)	(89,001)

Cash flows from financing activities:
Net increase in deposit accounts	55,175	93,494
Proceeds from Federal Home Loan Bank advances	—	1,300
Repayments of Federal Home Loan Bank advances	(9,794)	(14,411)
Change in short-term borrowings	9,092	5,260
Proceeds from dividend reinvestment and stock purchase plan	174	—
Dividends paid	(1,949)	(1,785)
Net cash flows from financing activities	52,698	83,858
Increase in cash and cash equivalents	2,423	8,870
Cash and cash equivalents, beginning of year	18,529	9,659
Cash and cash equivalents, end of year	$20,952	$18,529

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$1,416	$1,956
Federal income taxes	1,850	2,505
Non-cash items:
Transfer from loans to other repossessed assets	83	9
Transfer from loans held for sale to portfolio	—	161
Issuance of treasury stock for stock awards	309	167
Branch acquisition:
Noncash assets acquired:
Securities, available-for-sale	15,602	—
Loans	19,943	—
Premises and equipment	413	—
Goodwill	1,616	—
Core deposit intangible	295	—
Accrued interest receivable and other assets	216	—
Total noncash assets acquired	38,085	—
Liabilities assumed:
Deposits	104,538	—
Other liabilities	99	—
Total liabilities assumed	104,637
Net noncash liabilities assumed	(66,552)	—

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022 and 2021

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

Nature of Operations: Consumers Bancorp, Inc. is a bank holding company headquartered in Minerva, Ohio that provides, through its banking subsidiary, a broad array of products and services throughout its primary market area of Carroll, Columbiana, Jefferson, Stark, Summit and Wayne counties in Ohio. Its market includes these counties as well as the fourteen contiguous counties in northeast Ohio, western Pennsylvania, and northern West Virginia. The Bank’s business involves attracting deposits from businesses and individual customers and using such deposits to originate commercial, mortgage and consumer loans in its primary market area.

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

Cash Reserves: The Bank is required to maintain cash on hand and noninterest-bearing balances on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing requirements. The required reserve balance was zero at June 30, 2022 and 2021.

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

Interest income includes amortization of purchase premiums and accretion of discounts. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage-backed securities and collateralized mortgage obligations where prepayments are anticipated. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

When OTTI occurs, the amount of the OTTI recognized in earnings depends on whether the Corporation intends to sell the security, or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis. If the Corporation intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, the OTTI will be recognized in earnings equal to the entire difference between the security's amortized cost basis and its fair value at the balance sheet date. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the security. If a security is determined to be other-than-temporarily impaired, but the Corporation does not intend to sell the security, only the credit portion of the estimated loss is recognized in earnings, with the other portion of the loss recognized in other comprehensive income.

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

During the 2020 and 2021 fiscal year, the Corporation funded PPP loans to provide liquidity to small businesses because of the COVID-19 pandemic. The loans are guaranteed by the SBA and are forgivable by the SBA if certain criteria are met. The Corporation originated PPP loans totaling $113,367 during the first and second rounds of assistance. PPP processing fees received from the SBA were deferred along with loan origination costs and recognized as interest income using the effective yield method. Upon forgiveness of a loan and resulting repayment by the SBA, any unrecognized net fee for a given loan is recognized as interest income. Approximately $2,435 and $1,911 of fees from the SBA were recognized in interest income in the 2022 and 2021 fiscal years, respectively. As of June 30, 2022, there were $12 of unamortized net deferred fees related to the PPP loans.

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

The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors based on the risks present for each portfolio segment. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Corporation over the most recent three-year period, depending on loan segment. This actual loss experience is supplemented with economic and other factors based on the risks present for each portfolio segment. These factors include consideration of the following: levels of and trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability and depth of lending management and other relevant staff; volume and severity of past due loans and other similar conditions; quality of the loan review system; value of underlying collateral for collateral dependent loans; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. The following portfolio segments have been identified:

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

Cash Surrender Value of Life Insurance: The Bank has purchased single-premium life insurance policies to insure the lives of current and former participants in the salary continuation plan. As of June 30, 2022, the Bank had policies with total death benefits of $19,128 and total cash surrender values of $9,959. As of June 30, 2021, the Bank had policies with total death benefits of $19,107 and total cash surrender values of $9,702. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. Tax-exempt income is recognized from the periodic increases in cash surrender value of these policies.

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

Reclassifications: Certain reclassifications have been made to the June 30, 2021 financial statements to be comparable to the June 30, 2022 presentation. The reclassifications had no impact on prior year net income or shareholders’ equity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2—ACQUISITION

On July 16, 2021, the Corporation completed its acquisition of two branches located in Calcutta and Wellsville, Ohio from CFBank, National Association. In connection with the branch acquisition, the Corporation assumed $104,538 in branch deposits for a deposit premium of 1.75%. In addition, the Corporation acquired $15,602 of subordinated debt securities issued by unrelated financial institutions and $19,943 of loans. This transaction qualifies as a business combination.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The acquired assets and liabilities were measured at estimated fair values. Management made certain estimates and exercised judgement in accounting for the acquisition. The fair value of loans was estimated using discounted contractual cash flows. The book balance of the loans at the time of the acquisition was $20,325. The fair value disclosed above reflects a credit-related adjustment of $(388) and an adjustment for other factors of $6. Loans evidencing credit deterioration since origination, purchased credit impaired loans, included in loans receivable were immaterial. Acquisition costs of $144 pre-tax, or $118 after-tax, were recorded during fiscal year 2022 and $106 pre-tax, or $90 after-tax, were recorded during fiscal year 2021. The fair value measurements of assets acquired and liabilities assumed are subject to refinement for up to one year after the closing date of the acquisition as additional information relative to closing date fair values becomes available.

NOTE 3—SECURITIES

The following table summarizes the amortized cost and fair value of securities available-for-sale and held-to-maturity at June 30, 2022 and 2021 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses:

Available-for-sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2022
Obligation of U.S Treasury	$8,909	$—	$(462)	$8,447
Obligations of U.S. government-sponsored entities and agencies	28,689	—	(2,424)	26,265
Obligations of state and political subdivisions	105,977	129	(8,749)	97,357
U.S. Government-sponsored mortgage-backed securities - residential	113,812	13	(11,642)	102,183
U.S. Government-sponsored mortgage-backed securities - commercial	8,623	—	(1,322)	7,301
U.S. Government-sponsored collateralized mortgage obligations – residential	40,952	1	(2,774)	38,179
Other debt securities	17,367	—	(752)	16,615
Total available-for-sale securities	$324,329	$143	$(28,125)	$296,347

Held-to-maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
June 30, 2022
Obligations of state and political subdivisions	$7,874	$47	$(90)	$7,831

Available-for-sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2021
Obligations of U.S. government-sponsored entities and agencies	$14,746	$301	$(14)	$15,033
Obligations of state and political subdivisions	73,013	3,561	(75)	76,499
U.S. Government-sponsored mortgage-backed securities - residential	90,065	1,136	(684)	90,517
U.S. Government-sponsored mortgage-backed securities – commercial	8,641	204	—	8,845
U.S. Government-sponsored collateralized mortgage obligations – residential	16,302	129	(57)	16,374
Other debt securities	500	—	(8)	492
Total available-for-sale securities	$203,267	$5,331	$(838)	$207,760

Held-to-maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
June 30, 2021
Obligations of state and political subdivisions	$7,996	$356	$—	$8,352

Proceeds from sales of available-for-sale securities during fiscal year 2022 and fiscal year 2021 were as follows:

	2022	2021
Proceeds from sales	$2,722	$5,545
Gross realized gains	8	44
Gross realized losses	(2)	(30)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The income tax provision related to these net realized gains amounted to $1 in fiscal year 2022 and $3 in fiscal year 2021.

The amortized cost and fair values of debt securities at June 30, 2022 by expected maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities and collateralized mortgage obligations are shown separately.

Available-for-sale	Amortized Cost	Fair Value
Due in one year or less	$850	$851
Due after one year through five years	37,415	36,266
Due after five years through ten years	47,877	44,894
Due after ten years	74,800	66,673
Total	160,942	148,684
U.S. Government-sponsored mortgage-backed and related securities	163,387	147,663
Total	$324,329	$296,347

Held-to-maturity	Amortized Cost	Fair Value
Due after one year through five years	$212	$212
Due after five years through ten years	4,212	3,522
Due after ten years	3,450	4,097
Total	$7,874	$7,831

Securities with a carrying value of approximately $126,679 and $96,970 were pledged at June 30, 2022 and 2021, respectively, to secure public deposits and commitments as required or permitted by law. At June 30, 2022 and 2021, there were no holdings of securities of any one issuer, other than obligations of U.S. government-sponsored entities and agencies, with an aggregate book value greater than 10% of shareholders’ equity.

The following table summarizes the securities with unrealized and unrecognized losses at June 30, 2022 and 2021, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or more		Total
June 30, 2022	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale
Obligations of U.S Treasury	$8,447	$(462)	$—	$—	$8,447	$(462)
Obligations of U.S. government-sponsored entities and agencies	26,265	(2,424)	—	—	26,265	(2,424)
Obligations of state and political subdivisions	80,445	(8,331)	2,047	(418)	82,492	(8,749)
Mortgage-backed securities – residential	76,526	(7,586)	24,569	(4,056)	101,095	(11,642)
Mortgage-backed securities – commercial	7,301	(1,322)	—	—	7,301	(1,322)
Collateralized mortgage obligations - residential	30,729	(2,308)	2,713	(466)	33,442	(2,774)
Other debt securities	16,156	(711)	459	(41)	16,615	(752)
Total temporarily impaired	$245,869	$(23,144)	$29,788	$(4,981)	$275,657	$(28,125)

	Less than 12 Months		12 Months or more		Total
June 30, 2022	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss
Held-to-maturity
Obligations of state and political subdivisions	$3,522	$(90)	$—	$—	$3,522	$(90)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Less than 12 Months		12 Months or more		Total
June 30, 2021	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale
Obligations of U.S. government-sponsored entities and agencies	$2,003	$(14)	$—	$—	$2,003	$(14)
Obligations of state and political subdivisions	7,398	(75)	—	—	7,398	(75)
Mortgage-backed securities – residential	42,378	(684)	—	—	42,378	(684)
Mortgage-backed securities – commercial	7,707	(56)	552	(1)	8,259	(57)
Collateralized mortgage obligations – residential	492	(8)	—	—	492	(8)
Total temporarily impaired	$59,978	$(837)	$552	$(1)	$60,530	$(838)

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

As of June 30, 2022, the Corporation’s securities portfolio consisted of 436 available-for-sale and four held-to-maturity securities. There were 387 available-for-sale securities in an unrealized loss position at June 30, 2022, 29 of which were in a continuous loss position for twelve or more months. There was one held-to-maturity security in an unrealized loss position at June 30, 2022. The unrealized losses within the available-for-sale and held-to-maturity security portfolios in fiscal year 2022 was primarily attributed to a change in rates. The mortgage-backed securities and collateralized mortgage obligations were primarily issued by Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support. The Corporation does not own any private label mortgage-backed securities. Also, management monitors the financial condition of the individual municipal securities to ensure they meet minimum credit standards. Since the Corporation does not intend to sell these securities and it is not likely the Corporation will be required to sell these securities at an unrealized loss position prior to any anticipated recovery in fair value, which may be maturity, management does not believe there is any OTTI related to these securities at June 30, 2022. Also, there was no OTTI recognized at June 30, 2021.

As of June 30, 2022, the Corporation owned equity securities with an amortized cost of $400. The following table presents the net unrealized gains and losses on equity securities recognized in earnings for the twelve months ended June 30, 2022 and 2021. There were no realized gains or losses on the sale of equity securities during the periods presented.

	2022	2021
Unrealized gain/(loss) recognized on equity securities held at the end of the period	$(24)	$24

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4—LOANS

Major classifications of loans were as follows as of June 30:

	2022	2021
Commercial	$87,008	$112,337
Commercial real estate:
Construction	15,158	10,525
Other	291,847	269,679
1 – 4 Family residential real estate:
Owner occupied	142,244	118,269
Non-owner occupied	26,029	19,151
Construction	4,317	9,073
Consumer	44,964	29,646
Subtotal	611,567	568,680
Net deferred loan fees and costs	276	(2,253)
Allowance for loan losses	(7,160)	(6,471)
Net loans	$604,683	$559,956

The commercial loan category in the above table includes PPP loans of $179 as of June 30, 2022 and $50,686 as of June 30, 2021.

The following table presents the activity in the allowance for loan losses by portfolio segment for the year ended June 30, 2022:

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total
Allowance for loan losses:
Beginning balance	$904	$3,949	$1,307	$311	$6,471
Provision for loan losses	33	(24)	359	367	735
Loans charged-off	—	—	(41)	(132)	(173)
Recoveries	23	2	20	82	127
Total ending allowance balance	$960	$3,927	$1,645	$628	$7,160

The following table presents the activity in the allowance for loan losses by portfolio segment for the year ended June 30, 2021:

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total
Allowance for loan losses:
Beginning balance	$947	$3,623	$989	$119	$5,678
Provision for loan losses	(21)	322	319	230	850
Loans charged-off	(22)	—	(4)	(122)	(148)
Recoveries	—	4	3	84	91
Total ending allowance balance	$904	$3,949	$1,307	$311	$6,471

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2022. Included in the recorded investment in loans is $1,214 of accrued interest receivable.

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—
Acquired loans collectively evaluated for impairment	1	62	85	—	148
Originated loans collectively evaluated for impairment	959	3,865	1,560	628	7,012
Total ending allowance balance	$960	$3,927	$1,645	$628	$7,160

Recorded investment in loans:
Loans individually evaluated for impairment	$276	$42	$155	$—	$473
Acquired loans collectively evaluated for impairment	665	10,095	27,731	3,051	41,542
Originated loans collectively evaluated for impairment	86,310	296,776	146,058	41,898	571,042
Total ending loans balance	$87,251	$306,913	$173,944	$44,949	$613,057

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information related to loans individually evaluated for impairment by class of loans as of and for the year ended June 30, 2022:

	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial	$414	$276	$—	$291	$—	$—
Commercial real estate:
Other	83	42	—	518	193	193
1-4 Family residential real estate:
Owner occupied	48	22	—	187	8	8
Non-owner occupied	193	133	—	93	75	75
With an allowance recorded:
Commercial	—	—	—	113	6	6
Total	$738	$473	$—	$1,202	$282	$282

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the recorded investment in non-accrual and loans past due over 90 days still on accrual by class of loans as of June 30, 2022 and 2021:

	June 30, 2022		June 30, 2021
		Loans Past Due		Loans Past Due
		Over 90 Days		Over 90 Days
		Still		Still
	Non-accrual	Accruing	Non-accrual	Accruing
Commercial	$276	$9	$303	$—
Commercial real estate:
Other	—	—	874	—
1 – 4 Family residential:
Owner occupied	22	—	392	—
Non-owner occupied	133	—	202	—
Consumer	—	—	—	—
Total	$431	$9	$1,771	$—

Non-accrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the aging of the recorded investment in past due loans as of June 30, 2022 by class of loans:

	Days Past Due
	30 –59	60 - 89	90 Days or	Total	Loans Not
	Days	Days	Greater	Past Due	Past Due	Total
Commercial	$—	$—	$9	$9	$87,242	$87,251
Commercial real estate:
Construction	—	—	—	—	15,138	15,138
Other	52	—	—	52	291,723	291,775
1-4 Family residential:
Owner occupied	125	—	—	125	143,381	143,506
Non-owner occupied	—	—	27	27	26,036	26,063
Construction	—	—	—	—	4,375	4,375
Consumer	381	79	—	460	44,489	44,949
Total	$558	$79	$36	$673	$612,384	$613,057

The above table of past due loans includes the recorded investment in non-accrual loans of $27 in the 90 days or greater category and $404 in the loans not past due category.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Troubled Debt Restructurings (TDR):

The Corporation has certain loans that have been modified in order to maximize collection of loan balances that are classified as TDRs. A modified loan is usually classified as a TDR if, for economic reasons, management grants a concession to the original terms and conditions of the loan to a borrower who is experiencing financial difficulties that it would not have otherwise considered. In response to COVID-19, on March 22, 2020, the Corporation adopted a loan modification program to assist borrowers impacted by the virus. The program was available to most borrowers whose loan was not past due on March 22, 2020, the date this loan modification program was adopted. The program offered principal and interest payment deferrals for up to 90 days or interest only payments for up to 90 days. Borrowers were eligible for an additional 90 days of payment deferrals if situations warranted a need for an extension. Interest was deferred but continued to accrue during the deferment period and the maturity date on amortizing loans was extended by the number of months the payment was deferred. Consistent with issued regulatory guidance, modifications made under this program in response to COVID-19 were not classified as TDRs. As of June 30, 2022, there were no loans in payment deferral status under this loan modification program. This modification program ended April 26, 2022.

On June 30, 2022, the Corporation had $318 of loans classified as TDRs and there were no specific reserves allocated to these loans. On June 30, 2021, the Corporation had $688 of loans classified as TDRs with $4 of specific reserves allocated to these loans. TDRs are also included as impaired loans that are listed above. For the years ended June 30, 2022 and 2021, there were no loans modified that were classified as a troubled debt restructuring.

There were no loans classified as troubled debt restructurings for which there was a payment default within 12 months following the modification during the twelve-month periods ended June 30, 2022 and 2021. A loan is considered in payment default once it is 90 days contractually past due under the modified terms.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2022, and based on the most recent analysis performed, the recorded investment by risk category of loans by class of loans is as follows:

		Special			Not
	Pass	Mention	Substandard	Doubtful	Rated
Commercial	$86,265	$350	$178	$276	$182
Commercial real estate:
Construction	15,138	—	—	—	—
Other	283,877	2,500	4,711	—	687
1-4 Family residential real estate:
Owner occupied	1,321	—	—	22	142,163
Non-owner occupied	25,606	59	—	133	265
Construction	1,234	—	—	—	3,141
Consumer	605	—	—	—	44,344
Total	$414,046	$2,909	$4,889	$431	$190,782

As of June 30, 2021, and based on the most recent analysis performed, the recorded investment by risk category of loans by class of loans is as follows:

		Special			Not
	Pass	Mention	Substandard	Doubtful	Rated
Commercial	$109,118	$280	$309	$303	$277
Commercial real estate:
Construction	10,478	—	—	—	—
Other	259,327	3,700	4,718	874	929
1-4 Family residential real estate:
Owner occupied	1,715	—	6	392	117,218
Non-owner occupied	18,312	163	197	202	274
Construction	1,849	—	—	—	7,320
Consumer	694	—	—	—	28,956
Total	$401,493	$4,143	$5,230	$1,771	$154,974

NOTE 5—PREMISES AND EQUIPMENT

Major classifications of premises and equipment were as follows as of June 30:

	2022	2021
Land	$1,685	$1,603
Land improvements	318	381
Building and leasehold improvements	15,608	15,522
Furniture, fixture and equipment	7,206	6,616
Total premises and equipment	24,816	24,122
Accumulated depreciation and amortization	(8,296)	(8,329)
Premises and equipment, net	$16,521	$15,793

Depreciation expense was $991 and $940 for the years ended June 30, 2022 and 2021, respectively.

As of June 30, 2022, the Corporation leased real estate for seven office locations and various equipment under operating lease agreements. The lease agreements have maturity dates ranging from one year or less to May 31, 2035, including extension periods. Lease agreements for three locations have a lease term of 12 months or less and are therefore considered short-term leases. Most leases include one or more options to renew. The exercise of lease renewal options is typically at our sole discretion. The majority of renewals to extend the lease terms are included in our right-of-use assets and lease liabilities as they are reasonably certain of exercise. As most of our leases do not provide an implicit rate, we use the fully collateralized FHLB borrowing rate, commensurate with the lease terms based on the information available at the lease commencement date in determining the present value of the lease payments. The weighted average remaining life of the lease term for the leases with a term over 12 months was 75.81 months as of June 30, 2022 and the weighted-average discount rate was 1.78%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Rent expense for all the operating leases was $228 and $205 for the twelve-month periods ended June 30, 2022 and 2021, respectively. The right-of-use asset, included in premises and equipment, and the lease liability, included in other liabilities, were $1,029 and $1,177 as of June 30, 2022 and 2021, respectively.

Total estimated rental commitments for the operating leases with a term over 12 months were as follows as of June 30, 2022:

Period Ending June 30
2023	$167
2024	146
2025	114
2026	113
Thereafter	572
Total	$1,112

NOTE 6 – GOODWILL AND ACQUIRED INTANGIBLE ASSETS

The change in goodwill was as follows:

	2022	2021
Beginning of year	$836	$836
Acquired goodwill	1,616	—
Ending balance as of June 30,	$2,452	$836

The following table summarizes the Corporation’s acquired intangible assets as of June 30, 2022 and 2021.

	June 30, 2022		June 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core deposit intangible	$565	$95	$270	$41

Goodwill and the core deposit intangible assets resulted from the acquisition of Peoples Bancorp of Mt. Pleasant, Inc. that was completed on January 1, 2020, and the branch acquisition that was completed on July 16, 2021. Goodwill represents the excess of the total purchase price paid for the acquisition over the fair value of the identifiable assets acquired, net of the fair value of the liabilities assumed. Goodwill is not amortized but is evaluated for impairment on an annual basis or whenever events or changes in circumstances indicate the asset might be impaired. Impairment exists when a reporting unit’s carrying amount exceeds its fair value. For the goodwill impairment analysis, the Corporation is the only reporting unit. Management performed a qualitative impairment test of the Corporation’s goodwill during the fourth quarter of the 2022 fiscal year. Based on this test, management concluded that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment. Goodwill is the only intangible asset on the Corporation’s balance sheet with an indefinite life.

The core deposit intangible asset is amortized on a straight-line basis over ten years. The Corporation recorded intangible amortization expense of $54 in 2022 and $27 in 2021. The intangible amortization expense is expected to be $57 per year for each of the next five fiscal years and $185 thereafter.

NOTE 7—DEPOSITS

Interest-bearing deposits as of June 30, 2022 and 2021 were as follows:

	2022	2021
Demand	$157,462	$127,447
Savings and money market	369,054	282,761
Time:
$250 and over	18,164	18,488
Other	84,217	69,051
Total	$628,897	$497,747

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Scheduled maturities of time deposits at June 30, 2022 were as follows:

Twelve Months Ending June 30
2023	$76,823
2024	13,656
2025	4,381
2026	3,258
2027	3,398
Thereafter	865
$102,381

NOTE 8—SHORT-TERM BORROWINGS

Short-term borrowings consisted of repurchase agreements and a line of credit for the Corporation. Information concerning all short-term borrowings at June 30, 2022 and 2021, maturing in less than one year is summarized as follows:

	2022	2021
Balance at June 30	$21,295	$12,203
Average balance during the year	12,960	8,895
Maximum month-end balance	21,878	13,275
Average interest rate during the year	0.36%	0.10%
Weighted average rate, June 30	0.61%	0.05%

In fiscal year 2022, the Corporation acquired an unsecured $5,000 line of credit to provide capital support to the Bank and for other general corporate purposes. As of June 30, 2022, the outstanding balance on the line of credit was $1,270. Repurchase agreements are financing arrangements that mature daily and are used to facilitate the needs of our customers. Physical control of all the securities is maintained for all securities pledged to secure repurchase agreements. Securities available-for-sale pledged for repurchase agreements as of June 30, 2022 and 2021 are presented in the following table:

	Overnight and Continuous
	2022	2021
U.S. government-sponsored entities and agencies pledged	$3,331	$767
Residential mortgage-backed securities pledged	11,954	6,493
Commercial mortgage-backed securities	6,682	6,042
Total pledged	$21,967	$13,302
Repurchase agreements	$20,025	$12,203

Total interest expense on short-term borrowings was $47 and $9 for the years ended June 30, 2022 and 2021, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9—FEDERAL HOME LOAN BANK ADVANCES

A summary of Federal Home Loan Bank (FHLB) advances were as follows:

			June 30, 2022		June 30, 2021
	Stated Interest Rate Range			Weighted Average		Weighted Average
Advance Type	From	To	Amount	Rate	Amount	Rate
Fixed rate, amortizing	1.37%	1.37%	$256	1.37%	$350	1.37%
Fixed rate	0.90	1.18	8,000	1.04	17,700	1.40

Each fixed rate advance has a prepayment penalty equal to the present value of 100% of the lost cash flow based upon the difference between the contract rate on the advance and the current rate on a comparable new advance. The following table is a summary of the scheduled principal payments for all advances as of June 30, 2022:

Twelve Months Ending June 30	Principal Payments
2023	$84
2024	67
2025	4,056
2026	46
2027	3
Thereafter	4,000
Total	$8,256

Pursuant to collateral agreements with the FHLB, advances are secured by all the stock invested in the FHLB and certain qualifying first mortgage and multi-family loans. The advances were collateralized by $152,868 and $127,703 of first mortgage and multi-family loans under a blanket lien arrangement at June 30, 2022 and 2021, respectively. Based on this collateral and the Corporation’s holdings of FHLB stock, the Bank was eligible to borrow up to a total of $96,548 in additional advances at June 30, 2022.

NOTE 10—EMPLOYEE BENEFIT PLANS

The Bank maintains a 401(k) savings and retirement plan that permits eligible employees to make before- or after-tax contributions to the plan, subject to the dollar limits from Internal Revenue Service regulations. The Bank matches 100% of the employee’s voluntary contributions to the plan based on the amount of each participant’s contributions up to a maximum of 4% of eligible compensation. All regular full-time and part-time employees who complete six months of service and are at least 21 years of age are eligible to participate. Amounts charged to operations were $364 and $321 for the years ended June 30, 2022 and 2021, respectively.

The Bank maintains a nonqualified Salary Continuation Plan (SCP) to reward and encourage certain Bank executives to remain employees of the Bank. The SCP is considered an unfunded plan for tax and Employee Retirement Income Security Act (ERISA) purposes and all obligations arising under the SCP are payable from the general assets of the Corporation. The estimated present value of future benefits to be paid to certain current and former executives totaled $3,564 as of June 30, 2022 and $3,140 as of June 30, 2021 and is included in other liabilities. For purposes of calculating the present value of future benefits, a discount rate of 3.0% was in effect at June 30, 2022 and 2021. For the years ended June 30, 2022 and 2021, $534 and $530, respectively, have been charged to expense in connection with the SCP. Distributions to participants were $110 for the fiscal year ended June 30, 2022 and $85 for the fiscal year ended June 30, 2021.

The 2010 Omnibus Incentive Plan (2010 Plan) is a nonqualified share-based compensation plan. The 2010 Plan was established to promote alignment between key employees’ performance and the Corporation’s shareholder interests by motivating performance through the award of stock-based compensation. The purpose of the 2010 Plan was to attract, retain, and motivate talented employees and compensate outside directors for their service to the Corporation. The 2010 Plan was approved by the Corporation’s shareholders. The Compensation Committee of the Corporation’s Board of Directors has sole authority to select the employees, establish the awards to be issued, and approve the terms and conditions of each award contract.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the 2010 Plan, the Corporation could grant, among other things, nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, or any combination thereof to any employee and outside director. Each award was evidenced by an award agreement that specifies the number of shares awarded, the vesting period, the performance requirements, and such other provisions as the Compensation Committee determines. Upon a change-in-control of the Corporation, as defined in the 2010 Plan, all outstanding awards immediately vest.

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

The following table summarizes the status of the restricted stock awards:

	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Share
Outstanding at June 30, 2021	11,461	$17.14
Granted	20,571	22.00
Vested	(14,963)	20.62
Non-vested at June 30, 2022	17,069	$19.95

There was $361 in expense recognized in fiscal year 2022 and $168 in expense recognized in fiscal year 2021 in connection with the restricted stock awards. As of June 30, 2022, there was $222 of total unrecognized compensation expense related to non-vested shares and the expense is expected to be recognized over the next three years.

NOTE 11—INCOME TAXES

The provision for income taxes consisted of the following for the years ended June 30, calculated utilizing a statutory federal income tax rate of 21.0%:

	2022	2021
Current income taxes	$2,193	$2,170
Deferred income tax expense (benefit)	146	(320)
Total income tax expense	$2,339	$1,850

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The net deferred income tax asset (liability) consisted of the following components at June 30:

	2022	2021
Deferred tax assets:
Allowance for loan losses	$1,504	$1,317
Deferred compensation	999	896
Deferred income	18	32
Non-accrual loan interest income	29	54
Net unrealized securities loss	5,876	—
Other	6	1
Gross deferred tax asset	8,432	2,300

Deferred tax liabilities:
Depreciation	(821)	(718)
Loan fees	(582)	(498)
FHLB stock dividends	(102)	(102)
Prepaid expenses	(150)	(56)
Intangible assets	(209)	(88)
Net unrealized securities gain	—	(944)
Gross deferred tax liabilities	(1,864)	(2,406)
Net deferred asset (liability)	$6,568	$(106)

The difference between the provision for income taxes and amounts computed by applying the statutory income tax rate of 21.0% to income before taxes consisted of the following for the years ended June 30:

	2022	2021
Income taxes computed at the statutory rate on pretax income	$2,842	$2,276
Tax exempt income	(431)	(360)
Cash surrender value income	(54)	(55)
Tax credit	(22)	(22)
Other non-deductible expenses	4	11
Total income tax expense	$2,339	$1,850

The effective tax rate was 17.3% for the year ended June 30, 2022 compared to 17.1% for the year ended June 30, 2021. At June 30, 2022 and June 30, 2021, the Corporation had no unrecognized tax benefits recorded. The Corporation does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months. There were no interest or penalties recorded for the years ended June 30, 2022 and 2021 and there were no amounts accrued for interest and penalties at June 30, 2022 and 2021.

The Corporation and the Bank are subject to U.S. federal income tax as an income-based tax and a capital-based franchise tax in the State of Ohio. The Corporation and the Bank are no longer subject to examination by taxing authorities for years before 2018.

NOTE 12—RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Bank has granted loans to certain executive officers, directors, and their affiliates. A summary of activity during the year ended June 30, 2022 of related party loans were as follows:

Principal balance, July 1	$2,336
New loans, net of refinancing	355
Repayments	(145)
Principal balance, June 30	$2,546

Deposits from executive officers, directors and their affiliates totaled $6,781 at June 30, 2022 and $5,500 at June 30, 2021.

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

As of fiscal year-end 2022 and 2021, the Corporation met the definition of a Small Bank Holding Company and, therefore, was exempt from maintaining consolidated regulatory capital ratios. Instead, regulatory capital ratios only apply at the subsidiary bank level. The Basel III Capital Rules include a capital conservation buffer of 2.5% that is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of Common Equity Tier 1 capital to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of June 30, 2022, the Bank met all capital adequacy requirements to which it was subject.

The following table presents actual and required capital ratios as of  June 30, 2022 and June 30, 2021 for the Bank:

	Actual		Minimum Capital Required – Basel III (1)		Minimum Required To Be Considered Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2022
Common equity Tier 1 to risk-weighted assets	$74.1	11.39%	$29.3	4.50%	$42.3	6.50%
Tier 1 capital to risk weighted assets	74.1	11.39	39.0	6.00	52.1	8.00
Total capital to risk weighted assets	81.3	12.49	52.1	8.00	65.1	10.00
Tier 1 capital to average assets	74.1	7.39	40.1	4.00	50.1	5.00

	Actual		Minimum Capital Required - Basel III (1)		Minimum Required To Be Considered Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2021
Common equity Tier 1 to risk-weighted assets	$64.7	11.87%	$24.5	4.50%	$35.4	6.50%
Tier 1 capital to risk weighted assets	64.7	11.87	32.7	6.00	43.6	8.00
Total capital to risk weighted assets	71.2	13.06	43.6	8.00	54.5	10.00
Tier 1 capital to average assets	64.7	7.83	33.1	4.00	41.3	5.00
(1)	These amounts exclude the capital conservation buffer.

As of the latest regulatory examination, the Bank was categorized as well capitalized. There are no conditions or events since that examination that management believes may have changed the Bank’s category.

The Corporation’s principal source of funds for dividend payment is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. As of June 30, 2022 the Bank could, without prior approval, declare a dividend of approximately $14,695.

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

The Bank evaluates each customer’s credit on a case-by-case basis. The amount of collateral obtained is based on management’s credit evaluation of the customer. The amount of commitments to extend credit and the exposure to credit loss for non-performance by the customer (before considering collateral) was $148,390 and $118,284 as of June 30, 2022 and 2021, respectively. As of June 30, 2022, $119,637 of the commitments carried variable rates and $28,753 carried fixed rates with interest rates ranging from 2.62% to 8.25% with maturity dates from July 2022 to December 2053. As of June 30, 2021, $93,030 of the commitments carried variable rates and $25,254 carried fixed rates with interest rates ranging from 2.99% to 6.75% and maturity dates from July 2021 to July 2052. Financial standby letters of credit were $1,110 and $1,015 as of June 30, 2022 and 2021, respectively. In addition, commitments to extend credit of $11,621 and $10,634 as of June 30, 2022 and 2021, respectively, were available to checking account customers related to the overdraft protection program. Since some loan commitments expire without being used, the amount does not necessarily represent future cash commitments.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value Measurements at June 30, 2022 Using
Assets:	Balance at June 30, 2022	Level 1	Level 2	Level 3
Obligations of U.S. treasury	$8,447		$8,447
Obligations of U.S. government-sponsored entities and agencies	26,265	—	26,265	—
Obligations of states and political subdivisions	97,357	—	97,357	—
U.S. government-sponsored mortgage-backed securities - residential	102,183	—	102,183	—
U.S. government-sponsored mortgage-backed securities - commercial	7,301	—	7,301	—
U.S. government-sponsored collateralized mortgage obligations	38,179	—	38,179	—
Other debt securities	16,615	—	16,615	—
Equity securities	400	—	400	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measurements at June 30, 2021 Using
Assets:	Balance at June 30, 2021	Level 1	Level 2	Level 3
Obligations of U.S. government-sponsored entities and agencies	$15,033	—	$15,033	—
Obligations of states and political subdivisions	76,499	—	76,499	—
U.S. government-sponsored mortgage-backed securities - residential	90,517	—	90,517	—
U.S. government-sponsored mortgage-backed securities – commercial	8,845	—	8,845	—
U.S. government-sponsored collateralized mortgage obligations	16,374	—	16,374	—
Other debt securities	492	—	492	—
Equity securities	424	—	424	—

There were no transfers between Level 1 and Level 2 during the 2022 or the 2021 fiscal year.

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

Other Real Estate and Repossessed Assets Owned: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Real estate owned properties and other repossessed assets, which are primarily vehicles, are evaluated on a quarterly basis for additional impairment and adjusted accordingly. There was no other real estate owned or other repossessed assets being carried at fair value as of June 30, 2022 or June 30, 2021.

There were no assets measured at fair value on a non-recurring basis at June 30, 2022 or 2021 and there was no impact to the provision for loan losses for the twelve months ended June 30, 2022 or 2021.

The following table shows the estimated fair values of financial instruments that are reported at amortized cost in the Corporation’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	2022		2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Level 1 inputs:
Cash and cash equivalents	$20,952	$20,952	$18,529	$18,529
Level 2 inputs:
Certificates of deposit in other financial institutions	3,781	3,847	5,825	5,955
Loans held for sale	1,165	1,188	1,457	1,488
Accrued interest receivable	2,703	2,703	2,077	2,077
Level 3 inputs:
Securities held-to-maturity	7,874	7,831	7,996	8,352
Loans, net	604,683	577,708	559,956	560,208
Financial Liabilities:
Level 2 inputs:
Demand and savings deposits	784,181	784,181	639,310	639,310
Time deposits	102,381	102,622	87,539	88,147
Short-term borrowings	21,295	21,295	12,203	12,203
Federal Home Loan Bank advances	8,256	7,215	18,050	18,247
Accrued interest payable	49	49	51	51

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16—PARENT COMPANY FINANCIAL STATEMENTS

The condensed financial information of Consumers Bancorp. Inc. (parent company only) follows:

Condensed Balance Sheets	June 30, 2022	June 30, 2021
Assets:
Cash	$76	$226
Equity securities, at fair value	400	424
Other assets	17	38
Investment in subsidiary	54,823	69,267
Total assets	$55,316	$69,955
Liabilities and Shareholders’ Equity:
Short-term borrowings	$1,270	$55
Other liabilities	76	—
Shareholders’ equity	53,970	69,900
Total liabilities & shareholders’ equity	$55,316	$69,955

Condensed Statements of Income and Comprehensive Income	Year Ended June 30, 2022	Year Ended June 30, 2021
Cash dividends from Bank subsidiary	$195	$2,050
Dividend income	33	17
Net change in market value of equity securities	(24)	24
Other income	2	5
Interest expense	(31)	—
Other expense	(258)	(281)
Income (loss) before income taxes and equity in undistributed net income of subsidiary	(83)	1,815
Income tax benefit	(63)	(49)
Income (loss) before equity in undistributed net income of Bank subsidiary	(20)	1,864
Equity in undistributed net income of subsidiary	11,212	7,124
Net income	$11,192	$8,988
Comprehensive income (loss)	$(14,464)	$8,278

Condensed Statements of Cash Flows	Year Ended June 30, 2022	Year Ended June 30, 2021
Cash flows from operating activities:
Net income	$11,192	$8,988
Equity in undistributed net income of Bank subsidiary	(11,212)	(7,124)
Net change in market value of equity securities	24	(24)
Change in other assets and liabilities	24	146
Net cash flows from operating activities	28	1,986
Cash flows from investing activities:
Purchase of equity securities	—	(400)
Disposal of premises and equipment	18	—
Net cash flows from investing activities	18	(400)
Cash flows from financing activities:
Dividend paid	(1,949)	(1,785)
Net change in short-term borrowings	1,270	—
Proceeds from dividend reinvestment and stock purchase plan	174	—
Issuance of treasury stock for stock awards	309	167
Net cash flows from financing activities	(196)	(1,618)
Change in cash and cash equivalents	(150)	(32)
Beginning cash and cash equivalents	226	258
Ending cash and cash equivalents	$76	$226

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17—EARNINGS PER SHARE

Basic earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period and is equal to net income divided by the weighted average number of shares outstanding during the period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares that may be issued upon the vesting of restricted stock awards. There were 7,991 shares of restricted stock that were anti-dilutive for the year ending June 30, 2022. There were 1,711 shares of restricted stock that were anti-dilutive for the year ending June 30, 2021. The following table details the calculation of basic and diluted earnings per share:

	For the year Ended June 30,
	2022	2021
Basic:
Net income available to common shareholders	$11,192	$8,988
Weighted average common shares outstanding	3,039,607	3,019,118
Basic income per share	$3.68	$2.98

Diluted:
Net income available to common shareholders	$11,192	$8,988
Weighted average common shares outstanding	3,039,607	3,019,118
Dilutive effect of restricted stock	246	—
Total common shares and dilutive potential common shares	3,039,853	3,019,118
Dilutive income per share	$3.68	$2.98

NOTE 18–ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive income related to unrealized gains (losses) on available-for-sale securities for the periods ended June 30, 2022 and June 30, 2021, were as follows:

	Pretax	Tax Effect	After-tax	Affected Line Item in Consolidated Statements of Income

Balance as of June 30, 2020	$5,393	$(1,133)	$4,260
Unrealized holding loss on available-for-sale securities arising during the period	(886)	187	(699)
Amounts reclassified from accumulated other comprehensive income	(14)	3	(11)	(a)(b)
Net current period other comprehensive loss	(900)	190	(710)
Balance as of June 30, 2021	$4,493	$(943)	$3,550
Unrealized holding loss on available-for-sale securities arising during the period	$(32,469)	$6,818	$(25,651)
Amounts reclassified from accumulated other comprehensive income	(6)	1	(5)	(a)(b)
Net current period other comprehensive loss	(32,475)	6,819	(25,656)
Balance as of June 30, 2022	$(27,982)	$5,876	$(22,106)

(a) Securities gain, net

(b) Income tax expense

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 – REVENUE RECOGNITION

The Corporation accounts for revenues from contracts with customers under ASC 606, Revenue from Contracts with Customers. Interest income, net securities gains (losses), gains from the sale of mortgage loans and bank-owned life insurance are not included within the scope of ASC 606. For the revenue streams in the scope of ASC 606, service charges on deposits and electronic banking fees, there are no significant judgments related to the amount and timing of revenue recognition. All the Corporation's revenue from contracts with customers is recognized within noninterest income.

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

Interchange income: The Corporation earns interchange income from cardholder transactions conducted through the various payment networks. Interchange income from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. The gross amount of these fees are processed through noninterest income.

Other income: Other noninterest income consists of other recurring revenue streams such as check order fees, wire transfer fees, and other miscellaneous revenue streams. Check order income mainly represents fees charged to customers for checks. Wire transfer fees represent revenue from processing wire transfers.

The following table presents the Corporation's sources of noninterest income for the year ended June 30, 2022 and 2021.

	For the year Ended June 30,
	2022	2021
Noninterest income
In scope of Topic 606:
Service charges on deposit accounts	$1,460	$1,220
Debit card interchange income	2,069	1,891
Other income	335	304

Noninterest income (in scope of Topic 606)	3,864	3,415
Noninterest income (out-of-scope of Topic 606)	871	1,051

Total noninterest income	$4,735	$4,466

Note 20 – COVID-19

In December 2019, a novel strain of coronavirus surfaced in Wuhan, China, and has spread around the world, resulting in business and social disruption. The coronavirus was declared a Pandemic by the World Health Organization on March 11, 2020. While vaccinations (including booster shots) have created optimism in the community, some uncertainty remains due to the continued concern over increased infection rates from various variants of COVID-19. The operations and business results of the Corporation could be materially adversely affected. The extent to which the coronavirus may impact future business activity or investment results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions required to contain the coronavirus or treat its impact, among others. The economic impacts related to the COVID-19 pandemic continue to linger due to supply chain disruptions, additional employee costs, rising inflationary pressures and the prospects of recession, all which may impact the ability of our customers to make payments on loans, resulting in elevated loan losses and an increase in the Corporation’s allowance for loan losses.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2022 based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in 2013. Based on that assessment, we have concluded that, as of June 30, 2022, our internal control over financial reporting is effective based on those criteria.

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

Changes In Internal Control Over Financial Reporting

There were no changes in the Corporation’s internal controls over financial reporting that occurred during the fourth quarter of fiscal year 2022 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal controls over financial reporting.

Item 9B—Other Information

None.

Item 9C—Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10— Directors, Executive Officers and Corporate Governance

The information required by this item is set forth in the Corporation’s Proxy Statement dated September 15, 2022, under the captions “Election of Directors,” “Directors and Executive Officers,” “The Board of Directors and its Committees,” “Delinquent Section 16(a) Reports,” and “Certain Transactions and Relationships and Legal Proceedings,” and is incorporated herein by reference.

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

Item 11—Executive Compensation

The information required by this item is set forth in the Corporation’s Proxy Statement dated September 15, 2022 under the captions “Director Compensation,” “Executive Compensation,” “Defined Contribution Plan,” “Outstanding Equity Awards at Fiscal Year-End,” and “Salary Continuation Program,” and is incorporated herein by reference.

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth information about common stock authorized for issuance, segregated between stock-based compensation plans approved by shareholders and stock-based compensation plans not approved by shareholders, as of June 30, 2022. Additional information regarding stock-based compensation plans is presented in Note 10 - Employee Benefit Plans to the Consolidated Financial Statements located elsewhere in this report.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities issuable under outstanding options, warrants and rights)
Plans approved by shareholders	—	—	—
Plans not approved by shareholders	—	—	—
Total	—	—	—

The remaining information required by this item is set forth in the Corporation’s Proxy Statement, dated September 15, 2022, under the caption “Security Ownership of Certain Beneficial Owners,” and is incorporated herein by reference.

Item 13—Certain Relationships and Related Transactions, and Director Independence

The information required by this item is set forth in the Corporation’s Proxy Statement, dated September 15, 2022, under the caption “Certain Transactions and Relationships and Legal Proceedings,” and is incorporated herein by reference.

Item 14— Principal Accounting Fees and Services

Our independent registered public accounting firm is Plante & Moran, PLLC, Auburn Hills, MI (PCAOB ID: 00166).

The information required by this item is set forth in the Corporation’s Proxy Statement, dated September 15, 2022, under the caption “Principal Accounting Fees and Services,” and is incorporated herein by reference.

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

21	Subsidiaries of Consumers Bancorp, Inc. Filed with this Annual Report on Form 10-K.

23	Consent of Plante & Moran, PLLC

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document) (1)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document (1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.1)

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

CONSUMERS BANCORP, INC.

Date: September 15, 2022	By:	/s/ Ralph J. Lober, II
President and Chief Executive Officer (principal executive officer)

	By:	/s/ Renee K. Wood
Chief Financial Officer and Treasurer (principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 15, 2022.

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