Form 10-Q
period 2022-09-30
CONSUMERS BANCORP INC /OH/
filed 2022-11-10
CIK 1006830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

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
None

There were 3,059,739 shares of Registrant’s common stock, no par value, outstanding as of November 9, 2022.

CONSUMERS BANCORP, INC. FORM 10-Q QUARTER ENDED September 30, 2022

Table of Contents

Page Number (s)
Part I – Financial Information
Item 1 – Financial Statements
Consolidated Balance Sheets at September 30, 2022 and June 30, 2022	1

Consolidated Statements of Income for the three months ended September 30, 2022 and 2021 (unaudited)	2

Consolidated Statements of Comprehensive Income for the three months ended September 30, 2022 and 2021 (unaudited)	3

Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended September 30, 2022 and 2021 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2022 and 2021 (unaudited)	5

Notes to the Consolidated Financial Statements (unaudited)	6-21

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	22-29

Item 3 – Not Applicable for Smaller Reporting Companies

Item 4 – Controls and Procedures	30
Part II – Other Information
Item 1 – Legal Proceedings	31

Item 1A – Not Applicable for Smaller Reporting Companies	31

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3 – Defaults Upon Senior Securities	31

Item 4 – Mine Safety Disclosure	31

Item 5 – Other Information	31

Item 6 – Exhibits	31

Signatures	32

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

CONSUMERS BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)	September 30, 2022 (unaudited)	June 30, 2022
ASSETS
Cash on hand and noninterest-bearing deposits in financial institutions	$12,507	$11,254
Federal funds sold and interest-bearing deposits in financial institutions	13,008	9,698
Total cash and cash equivalents	25,515	20,952
Certificates of deposit in other financial institutions	3,769	3,781
Securities, available-for-sale	278,418	296,347
Securities, held-to-maturity (fair value of $7,122 at September 30, 2022 and $7,831 at June 30, 2022)	7,769	7,874
Equity securities, at fair value	376	400
Federal bank and other restricted stocks, at cost	2,267	2,525
Loans held for sale	433	1,165
Total loans	637,601	611,843
Less allowance for loan losses	(7,546)	(7,160)
Net loans	630,055	604,683
Cash surrender value of life insurance	10,024	9,959
Premises and equipment, net	16,413	16,521
Goodwill	2,452	2,452
Core deposit intangible, net	456	470
Accrued interest receivable and other assets	13,476	10,184
Total assets	$991,423	$977,313

LIABILITIES
Deposits
Noninterest-bearing demand	$261,296	$257,665
Interest bearing demand	165,338	157,462
Savings	365,906	369,054
Time	119,543	102,381
Total deposits	912,083	886,562

Short-term borrowings	20,946	21,295
Federal Home Loan Bank advances	8,217	8,256
Accrued interest and other liabilities	6,719	7,230
Total liabilities	947,965	923,343
Commitments and contingent liabilities

SHAREHOLDERS’ EQUITY
Preferred stock (no par value, 350,000 shares authorized, none outstanding)	—	—
Common stock (no par value, 8,500,000 shares authorized; 3,135,121 and 3,132,056 shares issued as of September 30, 2022 and June 30, 2022, respectively)	20,385	20,287
Retained earnings	58,922	56,906
Treasury stock, at cost (75,382 common shares as of September 30, 2022 and June 30, 2022)	(1,001)	(1,117)
Accumulated other comprehensive loss	(34,848)	(22,106)
Total shareholders’ equity	43,458	53,970
Total liabilities and shareholders’ equity	$991,423	$977,313

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months ended September 30,
(Dollars in thousands, except per share amounts)	2022	2021

Interest and dividend income
Loans, including fees	$7,130	$7,068
Securities, taxable	1,248	711
Securities, tax-exempt	585	478
Equity securities	8	8
Federal bank and other restricted stocks	23	20
Federal funds sold and other interest-bearing deposits	80	50
Total interest and dividend income	9,074	8,335
Interest expense
Deposits	597	296
Short-term borrowings	59	2
Federal Home Loan Bank advances	22	64
Total interest expense	678	362
Net interest income	8,396	7,973
Provision for loan losses	410	190
Net interest income after provision for loan losses	7,986	7,783

Noninterest income
Service charges on deposit accounts	397	358
Debit card interchange income	541	509
Mortgage banking activity	82	258
Bank owned life insurance income	65	65
Securities losses, net	(11)	—
Net change in market value of equity securities	(24)	—
Other	81	83
Total noninterest income	1,131	1,273

Noninterest expenses
Salaries and employee benefits	3,439	3,247
Occupancy and equipment	788	708
Data processing expenses	192	214
Debit card processing expenses	274	268
Professional and director fees	235	344
FDIC assessments	152	84
Franchise taxes	141	133
Marketing and advertising	204	214
Telephone and network communications	87	114
Amortization of intangible	14	11
Other	552	495
Total noninterest expenses	6,078	5,832
Income before income taxes	3,039	3,224
Income tax expense	504	559
Net income	$2,535	$2,665

Basic and diluted earnings per share	$0.83	$0.88

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Dollars in thousands)	Three Months ended September 30,
	2022	2021

Net income	$2,535	$2,665

Other comprehensive income (loss), net of tax:
Net change in unrealized losses on securities available-for-sale:
Unrealized losses arising during the period	(16,140)	(1,566)
Reclassification adjustment for losses included in income	11	—
Net unrealized losses	(16,129)	(1,566)
Income tax effect	3,387	328
Other comprehensive loss	(12,742)	(1,238)

Total comprehensive income (loss)	$(10,207)	$1,427

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share data)	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, June 30, 2022	$20,287	$56,906	$(1,117)	$(22,106)	$53,970
Net income	—	2,535	—	—	2,535
Other comprehensive loss	—	—	—	(12,742)	(12,742)
7,840 shares associated with vested stock awards	35	—	116	—	151
3,065 shares issued associated with dividend reinvestment plan and stock purchase plan	63	—	—	—	63
Cash dividends declared ($0.17 per share)	—	(519)	—	—	(519)
Balance, September 30, 2022	$20,385	$58,922	$(1,001)	$(34,848)	$43,458

(Dollars in thousands, except per share data)	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, June 30, 2021	$20,011	$47,663	$(1,324)	$3,550	$69,900
Net income	—	2,665	—	—	2,665
Other comprehensive loss	—	—	—	(1,238)	(1,238)
14,963 shares associated with vested stock awards	102	—	207	—	309
Cash dividends declared ($0.16 per share)	—	(484)	—	—	(484)
Balance, September 30, 2021	$20,113	$49,844	$(1,117)	$2,312	$71,152

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)	Three Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net cash from operating activities	$3,957	$2,778
Cash flow from investing activities
Purchases of securities, available-for-sale	(6,509)	(31,123)
Maturities, calls and principal pay downs of securities, available-for-sale	5,978	7,159
Sale of securities, available-for-sale	2,069	—
Principal pay downs of securities, held-to-maturity	105	100
Net decrease in certificate of deposit in other financial institutions	12	265
Repayment of Federal Home Loan Bank stock, at cost	258	—
Net decrease (increase) in loans	(25,793)	9,225
Acquisition, net cash received	—	66,552
Premises and equipment purchases	(191)	(528)
Net cash from investing activities	(24,071)	51,650
Cash flow from financing activities
Net increase in deposit accounts	25,521	17,799
Net change in short-term borrowings	(349)	(1,430)
Repayments of Federal Home Loan Bank advances	(39)	(1,750)
Proceeds from dividend reinvestment and stock purchase plan	63	—
Dividends paid	(519)	(484)
Net cash from financing activities	24,677	14,135
Increase in cash or cash equivalents	4,563	68,563
Cash and cash equivalents, beginning of period	20,952	18,529
Cash and cash equivalents, end of period	$25,515	$87,092

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$652	$347
Federal income taxes	350	—
Non-cash items:
Transfer from loans to repossessed assets	11	—
Issuance of treasury stock for vested stock awards	151	309
Branch acquisition:
Noncash assets acquired:
Securities, available-for-sale	—	15,602
Loans	—	19,943
Premises and equipment	—	413
Goodwill	—	1,616
Core deposit intangible	—	295
Accrued interest receivable and other assets	—	216
Total noncash assets acquired	—	38,085
Liabilities assumed:
Deposits	—	104,538
Other liabilities	—	99
Total liabilities assumed	—	104,637
Net noncash liabilities assumed	—	(66,552)

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited)

(Dollars in thousands, except per share amounts

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

Basis of Presentation: The consolidated financial statements for interim periods are unaudited and reflect all adjustments (consisting of only normal recurring adjustments), which, in the opinion of management, are necessary to present fairly the financial position and results of operations and cash flows for the periods presented. The unaudited financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by accounting principles generally accepted in the United States of America. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s Form 10-K for the year ended June 30, 2022. The results of operations for the interim period disclosed herein are not necessarily indicative of the results that may be expected for a full year.

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

(Unaudited) (continued)

(Dollars in thousands, except per share amounts

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed by the Corporation at the date of the branch acquisition. The core deposit intangible will be amortized over ten years on a straight-line basis. Goodwill will not be amortized, but instead will be evaluated for impairment.

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

The acquired assets and liabilities were measured at estimated fair values. Management made certain estimates and exercised judgement in accounting for the branch acquisition. The fair value of loans was estimated using discounted contractual cash flows. The book balance of the loans at the time of the branch acquisition was $20,325. The fair value disclosed above reflects a credit-related adjustment of $(388) and an adjustment for other factors of $6. Loans evidencing credit deterioration since origination, purchased credit impaired loans, included in loans receivable were immaterial. Acquisition costs of $144 pre-tax, or $118 after-tax, were recorded during the first quarter of fiscal year 2022.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts

Note 3 – Securities

Debt securities

The following tables summarize the Corporation’s debt securities as of September 30, 2022 and June 30, 2022:

Available –for-Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2022
Obligations of U.S. Treasury	$8,917	$—	$(653)	$8,264
Obligations of U.S. government-sponsored entities and agencies	28,156	—	(3,780)	24,376
Obligations of state and political subdivisions	107,004	5	(14,251)	92,758
U.S. Government-sponsored mortgage-backed securities–residential	110,490	—	(17,411)	93,079
U.S. Government-sponsored mortgage-backed securities– commercial	8,618	—	(1,892)	6,726
U.S. Government-sponsored collateralized mortgage obligations– residential	42,025	—	(4,883)	37,142
Other debt securities	17,319	—	(1,246)	16,073
Total securities available-for-sale	$322,529	$5	$(44,116)	$278,418

Held-to-Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
September 30, 2022
Obligations of state and political subdivisions	$7,769	$—	$(647)	$7,122

Available-for-sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2022
Obligation of U.S Treasury	$8,909	$—	$(462)	$8,447
Obligations of U.S. government-sponsored entities and agencies	28,689	—	(2,424)	26,265
Obligations of state and political subdivisions	105,977	129	(8,749)	97,357
U.S. Government-sponsored mortgage-backed securities – residential	113,812	13	(11,642)	102,183
U.S. Government-sponsored mortgage-backed securities – commercial	8,623	—	(1,322)	7,301
U.S. Government-sponsored collateralized mortgage obligations – residential	40,952	1	(2,774)	38,179
Other debt securities	17,367	—	(752)	16,615
Total available-for-sale securities	$324,329	$143	$(28,125)	$296,347

Held-to-maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
June 30, 2022
Obligations of state and political subdivisions	$7,874	$47	$(90)	$7,831

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts

Proceeds from the sale of available-for-sale securities were as follows:

	Three Months Ended September 30,
	2022	2021
Proceeds from sales	$2,069	$—
Gross realized gains	7	—
Gross realized losses	18	—

The income tax provision related to the net realized loss amounted to $2 for the three-month period ended September 30, 2022.

The amortized cost and fair values of debt securities at September 30, 2022, by expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

Available-for-Sale	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,851	$1,821
Due after one year through five years	32,354	30,568
Due after five years through ten years	54,329	48,751
Due after ten years	72,862	60,331
Total	161,396	141,471

U.S. Government-sponsored mortgage-backed and related securities	161,133	136,947
Total securities available-for-sale	$322,529	$278,418

Held-to-Maturity
Due after one year through five years	$212	$209
Due after five years through ten years	4,212	3,454
Due after ten years	3,345	3,459
Total securities held-to-maturity	$7,769	$7,122

Securities with a carrying value of approximately $132,950 and $126,679 were pledged at September 30, 2022 and June 30, 2022, respectively, to secure public deposits and commitments as required or permitted by law.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts

The following table summarizes the securities with unrealized losses at September 30, 2022 and June 30, 2022, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or more		Total
Available-for-sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2022
Obligation of U.S. Treasury	$8,264	$(653)	$—	$—	$8,264	$(653)
Obligations of U.S. government-sponsored entities and agencies	19,919	(2,842)	4,457	(938)	24,376	(3,780)
Obligations of state and political subdivisions	83,601	(12,385)	6,088	(1,866)	89,689	(14,251)
U.S. Government-sponsored mortgage-backed securities – residential	44,882	(6,608)	46,694	(10,803)	91,576	(17,411)
U.S. Government-sponsored mortgage-backed securities – commercial	4,554	(1,261)	2,172	(631)	6,726	(1,892)
Collateralized mortgage obligations - residential	27,449	(2,587)	9,693	(2,296)	37,142	(4,883)
Other debt securities	7,098	(503)	8,975	(743)	16,073	(1,246)
Total temporarily impaired	$195,767	$(26,839)	$78,079	$(17,277)	$273,846	$(44,116)

	Less than 12 Months		12 Months or more		Total
Held to Maturity	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2022
Obligations of state and political subdivisions	3,688	(489)	3,454	(158)	7,122	(647)
Total temporarily impaired	$3,688	$(489)	$—	$(158)	$7,122	$(647)

	Less than 12 Months		12 Months or more		Total
Available-for-sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2022
Obligations of U.S. Treasury	$8,447	$(462)	$—	$—	$8,447	$(462)
Obligations of U.S. government-sponsored entities and agencies	26,265	(2,424)	—	—	26,265	(2,424)
Obligations of state and political subdivisions	80,445	(8,331)	2,047	(418)	82,492	(8,749)
Mortgage-backed securities – residential	76,526	(7,586)	24,569	(4,056)	101,095	(11,642)
Mortgage-backed securities – commercial	7,301	(1,322)	—	—	7,301	(1,322)
Collateralized mortgage obligations - residential	30,729	(2,308)	2,713	(466)	33,442	(2,774)
Other debt securities	16,156	(711)	459	(41)	16,615	(752)
Total temporarily impaired	$245,869	$(23,144)	$29,788	$(4,981)	$275,657	$(28,125)

	Less than 12 Months		12 Months or more		Total
Held to Maturity	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2022
Obligations of state and political subdivisions	3,522	(90)	—	—	3,522	(90)
Total temporarily impaired	$3,522	$(90)	$—	$—	$3,522	$(90)

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

(Unaudited) (continued)

(Dollars in thousands, except per share amounts

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

At September 30 2022, there were a total of 418 available-for-sale and four held-to-maturity securities in the portfolio with unrealized losses due to an increase in market interest rates when compared to the time of purchase. The unrealized losses within the securities portfolio as of September 30, 2022 have not been recognized into income because the decline in fair value is not attributed to credit quality and management does not intend to sell, and it is not likely that management will be required to sell, the securities prior to their anticipated recovery. The mortgage-backed securities and collateralized mortgage obligations were primarily issued by Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support. The Corporation does not own any private label mortgage-backed securities.

Equity Securities

The Corporation owned equity securities with an amortized cost of $400 as of September 30, 2022 and June 30, 2022. The following table presents the net unrealized losses on equity securities recognized in earnings for September 30, 2022 and 2021. There were no sales of equity securities during the three-month periods ended September 30, 2022 and 2021.

	September 30, 2022	September 30, 2021
Unrealized loss recognized on equity securities held at the end of the period	$(24)	$—

Note 4 – Loans

Major classifications of loans were as follows:

	September 30, 2022	June 30, 2022
Commercial	$91,340	$87,008
Commercial real estate:
Construction	15,038	15,158
Other	299,758	291,847
1 – 4 Family residential real estate:
Owner occupied	145,359	142,244
Non-owner occupied	24,627	26,029
Construction	6,320	4,317
Consumer	54,876	44,964
Subtotal	637,318	611,567
Net deferred loan fees and costs	283	276
Allowance for loan losses	(7,546)	(7,160)
Net Loans	$630,055	$604,683

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2022:

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total
Allowance for loan losses:
Beginning balance	$960	$3,927	$1,645	$628	$7,160
Provision for loan losses	61	145	35	169	410
Loans charged-off	—	—	(6)	(72)	(78)
Recoveries	—	—	2	52	54
Total ending allowance balance	$1,021	$4,072	$1,676	$777	$7,546

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2021:

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total

Allowance for loan losses:
Beginning balance	$904	$3,949	$1,307	$311	$6,471
Provision for loan losses	2	36	110	42	190
Loans charged-off	—	—	—	(34)	(34)
Recoveries	—	—	13	37	50
Total ending allowance balance	$906	$3,985	$1,430	$356	$6,677

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2022. Included in the recorded investment in loans is $1,311 of accrued interest receivable.

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total
Ending allowance for loan losses balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—
Acquired loans collectively evaluated for impairment	1	62	85	—	148
Originated loans collectively evaluated for impairment	1,020	4,010	1,591	777	7,398
Total ending allowance balance	$1,021	$4,072	$1,676	$777	$7,546

Recorded investment in loans:
Loans individually evaluated for impairment	$295	$41	$47	$—	$383
Acquired loans collectively evaluated for impairment	677	8,761	26,492	2,485	38,415
Originated loans collectively evaluated for impairment	90,603	305,984	151,153	52,374	600,114
Total ending loans balance	$91,575	$314,786	$177,692	$54,859	$638,912

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts

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

The following table presents information related to unpaid principal balance, recorded investment and interest income associated with loans individually evaluated for impairment by class of loans as of September 30, 2022 and for the three months ended September 30, 2022:

	As of September 30, 2022			Three Months ended September 30, 2022
			Allowance
	Unpaid		for Loan	Average	Interest	Cash Basis
	Principal	Recorded	Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial	$411	$295	$—	$286	$10	$10
Commercial real estate:
Other	81	41	—	41	3	3
1-4 Family residential real estate:
Owner occupied	46	20	—	21	1	1
Non-owner occupied	27	27	—	62	—	—
Total	$565	$383	$—	$410	$14	$14

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts

The following table presents information related to unpaid principal balance, recorded investment and interest income associated with loans individually evaluated for impairment by class of loans as of June 30, 2022 and for the three months ended September 30, 2021:

	As of June 30, 2022			Three Months ended September 30, 2021
			Allowance
	Unpaid		for Loan	Average	Interest	Cash Basis
	Principal	Recorded	Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial	$414	$276	$—	$299	$—	$—
Commercial real estate:
Other	83	42	—	914	3	3
1-4 Family residential real estate:
Owner occupied	48	22	—	363	2	2
Non-owner occupied	193	133	—	200	—	—
With an allowance recorded:
Commercial	—	—	—	131	2	2
Total	$738	$473	$—	$1,907	$7	$7

The following table presents the recorded investment in non-accrual and loans past due over 90 days still on accrual by class of loans as of September 30, 2022 and June 30, 2022:

	September 30, 2022		June 30, 2022
		Loans Past Due		Loans Past Due
		Over 90 Days		Over 90 Days
		Still		Still
	Non-accrual	Accruing	Non-accrual	Accruing
Commercial	$—	$—	$276	$9
Commercial real estate:
Other	—	—	—	—
1 – 4 Family residential:
Owner occupied	20	—	22	—
Non-owner occupied	27	—	133	—
Consumer	—	19	—	—
Total	$47	$19	$431	$9

Non-accrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts

The following table presents the aging of the recorded investment in past due loans as of September 30, 2022 by class of loans:

	Days Past Due
	30 - 59	60 - 89	90 Days or	Total	Loans Not
	Days	Days	Greater	Past Due	Past Due	Total
Commercial	$—	$—	$—	$—	$91,575	$91,575
Commercial real estate:
Construction	—	—	—	—	15,018	15,018
Other	—	—	—	—	299,768	299,768
1-4 Family residential:
Owner occupied	116	7	—	123	146,551	146,674
Non-owner occupied	—	—	27	27	24,610	24,637
Construction	—	—	—	—	6,381	6,381
Consumer	346	39	19	404	54,455	54,859
Total	$462	$46	$46	$554	$638,358	$638,912

The above table of past due loans includes the recorded investment in non-accrual loans of $27 in the 90 days or greater category and $20 in the loans not past due category.

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

As of September 30, 2022 and June 30, 2022, the Corporation had $336 and $318, respectively, of loans classified as TDRs which are included in impaired loans above. As of September 30, 2022 and June 30, 2022, the Corporation had not committed to lend any additional funds to customers with outstanding loans that were classified as troubled debt restructurings. As of September 30, 2022 and June 30, 2022 there were no specific reserves allocated to these loans.

During the three-month periods ended September 30, 2022 and 2021, there were no loan modifications completed that were classified as troubled debt restructurings. There were no charge-offs from troubled debt restructurings that were completed during the three-month periods ended September 30, 2022 and 2021.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts

There were no loans classified as troubled debt restructurings for which there was a payment default within 12 months following the modification during the three-month periods ended September 30, 2022 and 2021. A loan is considered in payment default once it is 90 days contractually past due under the modified terms.

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

	As of September 30, 2022
		Special			Not
	Pass	Mention	Substandard	Doubtful	Rated
Commercial	$90,618	$309	$480	$—	$168
Commercial real estate:
Construction	15,018	—	—	—	—
Other	292,023	2,351	4,758	—	636
1-4 Family residential real estate:
Owner occupied	1,273	—	—	20	145,381
Non-owner occupied	24,178	57	107	27	268
Construction	2,114	—	—	—	4,267
Consumer	559	—	—	—	54,300
Total	$425,783	$2,717	$5,345	$47	$205,020

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts

As of June 30, 2022, and based on the most recent analysis performed, the recorded investment by risk category of loans by class of loans is as follows:

	As of June 30, 2022
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

(Unaudited) (continued)

(Dollars in thousands, except per share amounts

Assets and liabilities measured at fair value on a recurring basis are summarized below, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Balance at September 30,	Fair Value Measurements at September 30, 2022
	2022	Level 1	Level 2	Level 3
Assets:
Obligations of U.S. Treasury	$8,264	$—	$8,264	$—
Obligations of U.S. government-sponsored entities and agencies	24,376	—	24,376	—
Obligations of state and political subdivisions	92,758	—	92,758	—
U.S. Government-sponsored mortgage-backed securities – residential	93,079	—	93,079	—
U.S. Government-sponsored mortgage-backed securities – commercial	6,726	—	6,726	—
U.S. Government-sponsored collateralized mortgage obligations - residential	37,142	—	37,142	—
Other debt securities	16,073	—	16,073	—
Equity securities	376	—	376	—

	Balance at June 30,	Fair Value Measurements at June 30, 2022
	2022	Level 1	Level 2	Level 3
Assets:
Obligations of U.S. treasury	$8,447	$—	$8,447	$—
Obligations of U.S. government-sponsored entities and agencies	26,265	—	26,265	—
Obligations of state and political subdivisions	97,357	—	97,357	—
U.S. government-sponsored mortgage-backed securities - residential	102,183	—	102,183	—
U.S. government-sponsored mortgage-backed securities - commercial	7,301	—	7,301	—
U.S. government-sponsored collateralized mortgage obligations - residential	38,179	—	38,179	—
Other debt securities	16,615	—	16,615	—
Equity securities	400	—	400	—

There were no transfers between Level 1 and Level 2 during the three-month period ended September 30, 2022.

Certain assets and liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. Assets and liabilities measured at fair value on a non-recurring basis include the following:

Impaired Loans: At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive specific allocations of the allowance for loan losses or are charged down to their fair value. For collateral dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. There were no impaired loans measured at fair value on a non-recurring basis at September 30, 2022 or June 30, 2022 and there was no impact to the provision for loan losses for the three-month periods ended September 30, 2022 or 2021.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts

Other Real Estate and Repossessed Assets Owned: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Real estate owned properties and other repossessed assets, which are primarily vehicles, are evaluated on a quarterly basis for additional impairment and adjusted accordingly. There was no other real estate owned or other repossessed assets being carried at fair value as of September 30, 2022 or June 30, 2022.

The following table shows the estimated fair values of financial instruments that are reported at amortized cost in the Corporation’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	September 30, 2022		June 30, 2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Level 1 inputs:
Cash and cash equivalents	$25,515	$25,515	$20,952	$20,952
Level 2 inputs:
Certificates of deposit in other financial institutions	3,769	3,694	3,781	3,847
Loans held for sale	433	439	1,165	1,188
Accrued interest receivable	2,813	2,813	2,703	2,703
Level 3 inputs:
Securities held-to-maturity	7,769	7,122	7,874	7,831
Loans, net	630,055	568,277	604,683	577,708
Financial Liabilities:
Level 2 inputs:
Demand and savings deposits	792,540	792,540	784,181	784,181
Time deposits	119,543	119,884	102,381	102,622
Short-term borrowings	20,946	20,946	21,295	21,295
Federal Home Loan Bank advances	8,217	7,051	8,256	7,215
Accrued interest payable	75	75	49	49

Note 6 – Earnings Per Share

Basic earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period and is equal to net income divided by the weighted average number of shares outstanding during the period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares that may be issued upon the vesting of restricted stock awards. There were 7,103 shares of restricted stock that were anti-dilutive for the three-month period ended September 30, 2022. There were no shares of restricted stock that were anti-dilutive for the three-month period ended September 30, 2021.  The following table details the calculation of basic and diluted earnings per share:

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts

	For the Three Months Ended September 30,
	2022	2021
Basic:
Net income available to common shareholders	$2,535	$2,665
Weighted average common shares outstanding	3,048,018	3,024,794
Basic income per share	$0.83	$0.88

Diluted:
Net income available to common shareholders	$2,535	$2,665
Weighted average common shares outstanding	3,048,018	3,024,794
Dilutive effect of restricted stock	—	202
Total common shares and dilutive potential common shares	3,048,018	3,024,996
Dilutive income per share	$0.83	$0.88

Note 7 –Accumulated Other Comprehensive Income (Loss)

The components of other comprehensive income related to unrealized gains and losses on available-for-sale securities for the three-month periods ended September 30, 2022 and 2021, were as follows:

	Pretax	Tax Effect	After-tax	Affected Line Item in Consolidated Statements of Income
Balance as of June 30, 2022	$(27,982)	$5,876	$(22,106)
Unrealized holding losses on available-for-sale securities arising during the period	(16,140)	3,389	(12,751)
Amounts reclassified from accumulated other comprehensive income	11	(2)	9	(a)(b)
Net current period other comprehensive loss	(16,129)	3,387	(12,742)
Balance as of September 30, 2022	$(44,111)	$9,263	$(34,848)

	Pretax	Tax Effect	After-tax	Affected Line Item in Consolidated Statements of Income
Balance as of June 30, 2021	$4,493	$(943)	$3,550
Unrealized holding losses on securities arising during the period	(1,566)	328	(1,238)	(a)(b)
Balance as of September 30, 2021	$2,927	$(615)	$2,312

(a) Securities (gains) losses, net

(b) Income tax expense

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts

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

and Results of Operations

(Dollars in thousands, except per share data

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share data)

General

The following is management’s analysis of the Corporation’s results of operations for the three-month period ended September 30, 2022, compared to the same period in 2021, and the consolidated balance sheet at September 30, 2022, compared to June 30, 2022. This discussion is designed to provide a more comprehensive review of the operating results and financial condition than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

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

Results of Operations

Three-Month Periods Ended September 30, 2022 and 2021

Net income for the first quarter of fiscal year 2023 was $2,535, or $0.83 per common share, compared to $2,665, or $0.88 per common share for the three months ended September 30, 2021. The following are key highlights of our results of operations for the three months ended September 30, 2022, compared to the prior fiscal year comparable period:

●

net interest income increased by $423, or 5.3%, to $8,396 in the first quarter of fiscal year 2023 from the same prior year period primarily as a result of the growth in average interest-earning assets;

●

a $410 provision for loans loss expense was recorded for the three-month period ended September 30, 2022 compared with $190 for the same prior year period primarily as a result of the organic growth within the loan portfolio in the first quarter of fiscal year 2023;

●

noninterest income decreased by $142, or 11.2%, in the first quarter of fiscal year 2023 from the same prior year period primarily as a result of a $176, or 68.2%, decline in mortgage banking activity which was partially offset by a $39, or 10.9%, increase in service charges on deposit accounts and a $32, or 6.3%, increase in debit card interchange income; and

●

noninterest expenses increased by $246, or 4.2%, in the first quarter of fiscal year 2023 from the same prior year period primarily due to increases in salaries and employee benefits; occupancy and equipment expenses; and Federal Deposit Insurance Corporation (FDIC) assessments that was primarily driven by the growth in the organization.

Return on average equity and return on average assets were 18.03% and 1.02%, respectively, for the three months ended September 30, 2022 compared to 14.75% and 1.14%, respectively, for the same prior year period.

Net Interest Income

Net interest income, the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the largest component of the Corporation’s earnings. Net interest income is affected by changes in the volumes, rates and composition of interest-earning assets and interest-bearing liabilities. In addition, prevailing economic conditions, fiscal and monetary policies and the policies of various regulatory agencies all affect market rates of interest and the availability and cost of credit, which, in turn, can significantly affect net interest income. Net interest margin is calculated by dividing net interest income on a fully tax equivalent basis (FTE) by total average interest-earning assets. FTE income includes tax-exempt income, restated to a pre-tax equivalent, based on the statutory federal income tax rate. The federal income tax rate in effect for the 2023 and 2022 fiscal years was 21.0%. All average balances are daily average balances. Non-accruing loans are included in average loan balances and average securities include unrealized gains and losses on securities available for sale, while yields are based on average amortized cost.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data

The Corporation’s net interest margin was 3.48% for the three months ended September 30, 2022, compared with 3.62% for the same period in 2021. FTE net interest income for the three months ended September 30, 2022 increased by $425, or 5.3%, to $8,517 from $8,092 for the same prior year period.

Tax-equivalent interest income increased by $741, or 8.8%, for the three months ended September 30, 2022 from the same prior year period. Interest income was positively impacted by a $51,979, or 5.8%, increase in average interest-earning assets from the same prior year period as well as the increase in current market rates. The interest income earned from the growth in average interest-earning assets for the three-month period ended September 30, 2022 more than offset the decline of $987 on interest and fee income earned from the forgiveness of Paycheck Protection Program (PPP) loans that was recognized in the same prior year period. The yield on average interest-earning assets declined to 3.76% for the three months ended September 30, 2022, compared with 3.78% for the same period last year. The yield on loans and the yield on interest-earning assets was negatively impacted by the decline in interest and fee income from the forgiveness of PPP loans.

Interest expense for the three months ended September 30, 2022 increased by $316, or 87.3%, from the same prior year period primarily due to an increase in deposit and short-term borrowing costs as a result of higher market interest rates. The Corporation’s cost of funds increased to 0.40% for the three months ended September 30, 2022 compared with 0.23% for the same prior year period.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data

Average Balance Sheets and Analysis of Net Interest Income for the Three Months Ended September 30, (In thousands, except percentages)
	2022			2021
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Taxable securities	$214,023	$1,248	2.11%	$153,942	$711	1.85%
Nontaxable securities (1)	89,477	704	2.90	82,250	595	3.00
Loans receivable (1)	623,840	7,132	4.54	578,361	7,070	4.85
Federal bank and other restricted stocks	2,337	23	3.90	2,472	20	3.21
Equity securities	400	8	7.93	400	8	7.93
Interest bearing deposits and federal funds sold	13,968	80	2.27	74,641	50	0.27
Total interest-earning assets	944,045	9,195	3.76%	892,066	8,454	3.78%

Noninterest-earning assets	46,432			35,102

Total Assets	$990,477			$927,168

Interest-bearing liabilities:
NOW	$160,491	$175	0.43%	$137,899	$33	0.09%
Savings	368,287	260	0.28	324,680	89	0.11
Time deposits	108,681	162	0.59	121,112	174	0.57
Short-term borrowings	20,949	59	1.12	11,568	2	0.07
FHLB advances	8,232	22	1.06	16,597	64	1.53
Total interest-bearing liabilities	666,640	678	0.40%	611,856	362	0.23%

Noninterest-bearing liabilities:
Noninterest-bearing checking accounts	260,014			236,456
Other liabilities	8,047			7,164
Total liabilities	934,701			855,476
Shareholders’ equity	55,776			71,692

Total liabilities and shareholders’ equity	$990,447			$927,168

Net interest income, interest rate spread (1)		$8,517	3.36%		$8,092	3.55%

Net interest margin (net interest as a percent of average interest-earning assets) (1)			3.48%			3.62%

Federal tax exemption on non-taxable securities and loans included in interest income		$121			$119

Average interest-earning assets to interest-bearing liabilities	141.61%			145.80%

(1) calculated on a fully taxable equivalent basis utilizing a statutory federal income tax rate of 21.0%

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data

Provision for Loan Losses

The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable incurred credit losses in the Bank’s loan portfolio that have been incurred at each balance sheet date. For the three-month period ended September 30, 2022, the provision for loan losses was $410 compared with $190 for the same prior year period. Net charge-offs of $24 and net recoveries of $16 were recorded during the three-month periods ended September 30, 2022 and 2021, respectively. The loan loss provision expense recorded in fiscal year 2022 was primarily due to the organic growth within the loan portfolio.

Non-performing loans were $66 as of September 30, 2022, compared with $440 as of June 30, 2022 and $1,719 as of September 30, 2021. Non-performing loans to total loans were 0.01% at September 30, 2022 and 0.07% at June 30, 2022. Non-performing loans declined from June 30, 2022 since two loans were upgraded and returned to accrual status during the first quarter of fiscal year 2023. The allowance for loan losses as a percentage of loans was 1.18% at September 30, 2022 and 1.17% at June 30, 2022. Uncertainty remains regarding future levels of criticized and classified loans, non-performing loans and charge-offs. Management will continue to closely monitor changes in the loan portfolio and adjust the provision accordingly.

Noninterest Income

Noninterest income decreased by $142, or 11.2%, for the first quarter of fiscal year 2023 from the same period last year. The decline was primarily the result of a $176, or 68.2%, decline in mortgage banking activity from the same prior year period. Gains from the sale of mortgage loans to the secondary market declined as refinancing of mortgages slowed because of the increase in mortgage rates from the record lows in the previous year. This decline was partially offset by increases in service charges on deposit accounts of $39, or 10.9%, and debit card interchange income increasing by $32, or 6.3% for the first quarter of fiscal year 2023 from the same period last year. Effective March 1, 2022, the Bank made a small reduction to the non-sufficient funds/overdraft fee and eliminated many internal account transfer fees. The Bank may make future reductions to the non-sufficient funds/overdraft fee in response to the industry wide trend of reducing overdraft fees as large banks have announced a reduction in these types of fees in response to regulatory pressure. As a result, service charges on deposit accounts may be negatively impacted in future periods.

Noninterest Expenses

Total noninterest expenses increased by $246, or 4.2%, for the first quarter of fiscal year 2023 compared with the same period last year. Increases in salaries and employee benefits; FDIC assessments; and occupancy and equipment expenses contributed to the increase in noninterest expenses for the three-month period ended September 30, 2022.

On October 18, 2022, the FDIC issued a final rule that will increase the initial base deposit insurance assessment rate paid by insured depository institutions by two basis points, beginning with the first quarterly assessment period of calendar year 2023. According to the FDIC, the proposal increases the likelihood that its designated reserve ratio will reach the required minimum level of 1.35% by the statutory deadline of September 30, 2028 and will support progress toward achieving the long-term goal of a 2% ratio. The proposed increase would remain in effect until the long-term goal of a 2% FDIC designated reserve ratio is achieved. Progressively lower assessment rates will take effect when the reserve ratio reaches 2% and again when the reserve ratio reaches 2.5%.

On September 2, 2022, the OCC announced reduced assessment rates for OCC-chartered community banks. Effective with the March 2023 assessment, the OCC will make a 40% reduction in assessments based on the first $200 million in bank assets and a 20% reduction for assets between $200 million and $20 billion.

Income Taxes

Income tax expense was $504 for the three- month period ended September 30, 2022, compared to $559 for the three-month period ended September 30, 2021. The effective tax rates were 16.6% and 17.3% for the three-month periods ended September 30, 2022 and 2021, respectively. The effective tax rates differed from the federal statutory rate because of tax-exempt income from obligations of state and political subdivisions, loans, and bank owned life insurance income.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data

Financial Condition

Total assets as of September 30, 2022 were $991,423 compared to $977,313 at June 30, 2022, an increase of $14,110, or an annualized 5.8%. From June 30, 2022, total loans increased by $25,758, or an annualized 16.8% and total deposits increased by $25,521, or an annualized 11.5%.

Available-for-sale securities decreased from $296,347 as of June 30, 2022, to $278,418 as of September 30, 2022. The portfolio had an unrealized loss of $44,135 as of September 30, 2022 as a result of recent increases in market interest rates compared with the yields within the portfolio that were available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such securities decline. As of September 30, 2022, the projected cash flow from the portfolio over the next 12 months was approximately $23,250 that will be available to reinvest into loans or securities at the then current market rates.

Total loans increased by $25,758, or an annualized 16.8%, from June 30, 2022. The growth in loans was primarily within the consumer and commercial real estate loan portfolios. Consumer loan growth was primarily from indirect loans due to the expansion of consumer loan sales staff and an expanded dealer network.

Non-Performing Assets

The following table presents the aggregate amounts of non-performing assets and select ratios as of the dates indicated.

	September 30, 2022	June 30, 2022	September 30, 2021
Non-accrual loans	$47	$431	$1,719
Loans past due over 90 days and still accruing	19	9	—
Total non-performing loans	66	440	1,719
Other real estate and repossessed assets	11	—	—
Total non-performing assets	$77	$440	$1,719

Non-performing loans to total loans	0.01%	0.07%	0.30%
Allowance for loan losses to total non-performing loans	11,433.33%	1,661.25%	388.42%

As of September 30, 2022, impaired loans totaled $383, of which $47 are included in non-accrual loans. As of June 30, 2022, impaired loans totaled $473, of which $431 are included in non-accrual loans. Commercial and commercial real estate loans are classified as impaired if management determines that full collection of principal and interest, in accordance with the terms of the loan documents, is not probable. Impaired loans and non-performing loans have been considered in management’s analysis of the appropriateness of the allowance for loan losses. Management and the Board of Directors are closely monitoring these loans and believe that the prospects for recovery of principal and interest, less identified specific reserves, are favorable.

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

For the three months ended September 30, 2022, net cash inflow from operating activities was $3,957, net cash outflows from investing activities was $24,071 and net cash inflows from financing activities was $24,677. A major source of cash was a $25,521 increase in deposits and $8,047 from maturity, calls, principal pay downs and sales of available-for-sale securities. A major use of cash included $6,509 purchases of available-for-sale securities and a $25,793 increase in loans. Total cash and cash equivalents were $25,515 as of September 30, 2022, compared to $20,952 at June 30, 2022 and $87,092 at September 30, 2021.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data

The Bank offers several types of deposit products to its customers. We believe the rates offered by the Bank and the fees charged for them are competitive with the rates and fees charged by other banks for similar deposit products currently available in the market area. Deposits totaled $912,083 at September 30, 2022 compared with $886,562 at June 30, 2022.

To provide an additional source of liquidity, the Corporation has entered into an agreement with the Federal Home Loan Bank (FHLB) of Cincinnati. At September 30, 2022, advances from the FHLB of Cincinnati totaled $8,217 compared with $8,256 at June 30, 2022. As of September 30, 2022, the Bank had the ability to borrow an additional $101,775 from the FHLB of Cincinnati based on a blanket pledge of qualifying first mortgage and multi-family loans. The Corporation considers the FHLB of Cincinnati to be a reliable source of liquidity funding, secondary to its deposit base.

Short-term borrowings consisted of repurchase agreements, which are financing arrangements that mature daily, and a line of credit for the Corporation. The Bank pledges securities as collateral for the repurchase agreements. Short-term borrowings totaled $20,946 at September 30, 2022 and $21,295 at June 30, 2022.

Jumbo time deposits (those with balances of $250 and over) totaled $23,311 as of September 30, 2022 and $18,164 as of June 30, 2022. These deposits are monitored closely by the Corporation and are mainly priced on an individual basis. The Corporation has the option to use a fee-paid broker to obtain deposits from outside its normal service area as an additional source of funding. The Corporation, however, does not rely upon these deposits as a primary source of funding. Although management monitors interest rates on an ongoing basis, a quarterly rate sensitivity report is used to determine the effect of interest rate changes on the financial statements. In the opinion of management, enough assets or liabilities could be repriced over the near term (up to three years) to compensate for such changes. The spread on interest rates, or the difference between the average earning assets and the average interest-bearing liabilities, is monitored quarterly.

To meet the financial needs of our customers, commitments to originate mortgage, commercial, construction, and consumer loans and commitments for commercial, home equity, and consumer lines of credit have been issued. Since commitments to extend credit have a fixed expiration date or other termination clause, some commitments will expire without being drawn upon and the total commitment amounts do not necessarily represent future cash requirements. Financial standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The same credit policies are used in making commitments and financial standby letters of credit as are used for on-balance sheet instruments. Total unused commitments were $162,315 as of September 30, 2022 and $149,500 as of June 30, 2022.

Capital Resources

Total shareholders’ equity declined to $43,458 as of September 30, 2022, from $53,970 as of June 30, 2022. The primary reason for the decline in shareholders’ equity was an increase of $12,742 in the accumulated other comprehensive loss from the mark-to-market of available-for-sale securities and from cash dividends paid of $519. As market interest rates rise, the fair value of fixed-rate available-for-sale securities decline with a corresponding net of tax decline recorded in the accumulated other comprehensive loss portion of equity. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such securities decline. These declines were partially offset by net income of $2,535 for the three-month period ended September 30, 2022.

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

As of September 30, 2022, the Bank’s common equity tier 1 capital and tier 1 capital ratios were 11.14% and the leverage and total risk-based capital ratios were 7.55% and 12.24%, respectively. This compares with common equity tier 1 capital and tier 1 capital ratios of 11.39% and leverage and total risk-based capital ratios of 7.39% and 12.49%, respectively, as of June 30, 2022. The Bank exceeded minimum regulatory capital requirements to be considered well-capitalized for both periods. Management is not aware of any matters occurring subsequent to September 30, 2022 that would cause the Bank’s capital category to change.

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

Critical accounting policies are those policies that are highly dependent on subjective or complex judgments, estimates and assumptions and where changes in those estimates and assumptions could have a significant impact on the financial statements. The Corporation has identified the appropriateness of the allowance for loan losses and the evaluation of goodwill for impairment as critical accounting policies and an understanding of these policies is necessary to understand the financial statements. Note one (Summary of Significant Accounting Policies - Allowance for Loan Losses and Goodwill and Other Intangible Assets), Note four (Loans), Note six (Goodwill and Intangible Assets) and Management’s Discussion and Analysis of Financial Condition and Results of Operation (Critical Accounting Policies and Use of Significant Estimates) of the 2022 Form 10-K provide detail regarding the Corporation’s accounting for the critical accounting policies. There have been no significant changes in the application of accounting policies since June 30, 2022.

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

CONSUMERS BANCORP, INC.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by the report, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15e. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2022.

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

CONSUMERS BANCORP, INC. (Registrant)

Date: November 10, 2022	/s/ Ralph J. Lober
Ralph J. Lober, II President & Chief Executive Officer (principal executive officer)

Date: November 10, 2022	/s/ Renee K. Wood
Renee K. Wood Chief Financial Officer & Treasurer (principal financial officer)