Form 10-Q
period 2022-12-31
CONSUMERS BANCORP INC /OH/
filed 2023-02-10
CIK 1006830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2022

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
None

There were 3,089,361 shares of Registrant’s common stock, no par value, outstanding as of February 9, 2023.

CONSUMERS BANCORP, INC. FORM 10-Q QUARTER ENDED December 31, 2022

Table of Contents

Page Number (s)

Part I – Financial Information

Item 1 – Financial Statements
Consolidated Balance Sheets at December 31, 2022 and June 30, 2022	1

Consolidated Statements of Income for the three and six months ended December 31, 2022 and 2021 (unaudited)	2

Consolidated Statements of Comprehensive Income for the three and six months ended December 31, 2022 and 2021 (unaudited)	3

Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended December 31, 2022 and 2021 (unaudited)	4-5

Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2022 and 2021 (unaudited)	6

Notes to the Consolidated Financial Statements (unaudited)	7-23

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	24-32

Item 3 – Not Applicable for Smaller Reporting Companies

Item 4 – Controls and Procedures	33
Part II – Other Information
Item 1 – Legal Proceedings	34

Item 1A – Not Applicable for Smaller Reporting Companies	34

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3 – Defaults Upon Senior Securities	34

Item 4 – Mine Safety Disclosure	34

Item 5 – Other Information	34

Item 6 – Exhibits	34

Signatures	35

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

CONSUMERS BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)	December 31, 2022 (unaudited)	June 30, 2022
ASSETS
Cash on hand and noninterest-bearing deposits in financial institutions	$13,133	$11,254
Federal funds sold and interest-bearing deposits in financial institutions	169	9,698
Total cash and cash equivalents	13,302	20,952
Certificates of deposit in other financial institutions	3,264	3,781
Securities, available-for-sale	287,142	296,347
Securities, held-to-maturity (fair value of $6,911 at December 31, 2022 and $7,831 at June 30, 2022)	7,338	7,874
Equity securities, at fair value	367	400
Federal bank and other restricted stocks, at cost	2,583	2,525
Loans held for sale	100	1,165
Total loans	664,969	611,843
Less allowance for loan losses	(7,675)	(7,160)
Net loans	657,294	604,683
Cash surrender value of life insurance	10,089	9,959
Premises and equipment, net	16,278	16,521
Goodwill	2,452	2,452
Core deposit intangible, net	442	470
Accrued interest receivable and other assets	12,505	10,184
Total assets	$1,013,156	$977,313

LIABILITIES
Deposits
Noninterest-bearing demand	$254,646	$257,665
Interest bearing demand	151,848	157,462
Savings	354,406	369,054
Time	145,252	102,381
Total deposits	906,152	886,562

Short-term borrowings	25,380	21,295
Federal Home Loan Bank advances	24,603	8,256
Accrued interest and other liabilities	6,624	7,230
Total liabilities	962,759	923,343
Commitments and contingent liabilities

SHAREHOLDERS’ EQUITY
Preferred stock (no par value, 350,000 shares authorized, none outstanding)	—	—
Common stock (no par value, 8,500,000 shares authorized; 3,138,000 and 3,132,056 shares issued as of December 31, 2022 and June 30, 2022, respectively)	20,557	20,287
Retained earnings	61,205	56,906
Treasury stock, at cost (48,639 and 75,382 common shares as of December 31, 2022 and June 30, 2022, respectively)	(809)	(1,117)
Accumulated other comprehensive loss	(30,556)	(22,106)
Total shareholders’ equity	50,397	53,970
Total liabilities and shareholders’ equity	$1,013,156	$977,313

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months ended December 31,		Six Months ended December 31,
(Dollars in thousands, except per share amounts)	2022	2021	2022	2021

Interest and dividend income
Loans, including fees	$7,955	$7,497	$15,085	$14,565
Securities, taxable	1,301	806	2,549	1,517
Securities, tax-exempt	598	508	1,183	986
Equity securities	9	9	17	17
Federal bank and other restricted stocks	47	20	70	40
Federal funds sold and other interest-bearing deposits	116	43	196	93
Total interest and dividend income	10,026	8,883	19,100	17,218
Interest expense
Deposits	1,127	274	1,724	570
Short-term borrowings	95	1	154	3
Federal Home Loan Bank advances	28	63	50	127
Total interest expense	1,250	338	1,928	700
Net interest income	8,776	8,545	17,172	16,518
Provision for loan losses	225	270	635	460
Net interest income after provision for loan losses	8,551	8,275	16,537	16,058

Noninterest income
Service charges on deposit accounts	392	366	789	724
Debit card interchange income	534	522	1,075	1,031
Mortgage banking activity	72	171	154	429
Bank owned life insurance income	65	65	130	130
Securities gains (losses), net	(4)	2	(15)	2
Net change in market value of equity securities	(9)	—	(33)	—
Other	105	95	186	178
Total noninterest income	1,155	1,221	2,286	2,494

Noninterest expenses
Salaries and employee benefits	3,591	3,269	7,030	6,516
Occupancy and equipment	793	728	1,581	1,436
Data processing expenses	192	192	384	406
Debit card processing expenses	275	259	549	527
Professional and director fees	352	158	587	502
FDIC assessments	87	186	239	270
Franchise taxes	141	133	282	266
Marketing and advertising	203	164	407	378
Telephone and network communications	95	88	182	202
Amortization of intangible	14	15	28	26
Other	577	457	1,129	952
Total noninterest expenses	6,320	5,649	12,398	11,481
Income before income taxes	3,386	3,847	6,425	7,071
Income tax expense	577	685	1,081	1,244
Net income	$2,809	$3,162	$5,344	$5,827

Basic and diluted earnings per share	$0.91	$1.04	1.74	1.92

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Dollars in thousands)	Three Months ended December 31,		Six Months ended December 31,
	2022	2021	2022	2021

Net income	$2,809	$3,162	$5,344	$5,827

Other comprehensive income (loss), net of tax:
Net change in unrealized gains (losses) on securities available-for-sale:
Unrealized gains (losses) arising during the period	5,429	(922)	(10,711)	(2,488)
Reclassification adjustment for (gains) losses included in income	4	(2)	15	(2)
Net unrealized gains (losses)	5,433	(924)	(10,696)	(2,490)
Income tax effect	(1,141)	194	2,246	522
Other comprehensive income (loss)	4,292	(730)	(8,450)	(1,968)

Total comprehensive income (loss)	$7,101	$2,432	$(3,106)	$3,859

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share data)	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, September 30, 2022	$20,385	$58,922	$(1,001)	$(34,848)	$43,458
Net income	—	2,809	—	—	2,809
Other comprehensive income	—	—	—	4,292	4,292
26,743 shares associated with stock awards	—	—	192	—	192
Restricted stock expense	118	—		—	118
2,879 shares issued associated with dividend reinvestment plan and stock purchase plan	54	—	—	—	54
Cash dividends declared ($0.17 per share)	—	(526)	—	—	(526)
Balance, December 31, 2022	$20,557	$61,205	$(809)	$(30,556)	$50,397

(Dollars in thousands, except per share data)	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, September 30, 2021	$20,113	$49,844	$(1,117)	$2,312	$71,152
Net income	—	3,162	—	—	3,162
Other comprehensive loss	—	—	—	(730)	(730)
2,821 shares issued associated with dividend reinvestment plan and stock purchase plan	62	—	—	—	62
Cash dividends declared ($0.16 per share)	—	(488)	—	—	(488)
Balance, December 31, 2021	$20,175	$52,518	$(1,117)	$1,582	$73,158

(Dollars in thousands, except per share data)	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, June 30, 2022	$20,287	$56,906	$(1,117)	$(22,106)	$53,970
Net income	—	5,344	—	—	5,344
Other comprehensive loss	—	—	—	(8,450)	(8,450)
26,743 shares associated with vested stock awards	35	—	308	—	343
Restricted stock expense	118	—	—	—	118
5,944 shares issued associated with dividend reinvestment plan and stock purchase plan	117	—	—	—	117
Cash dividends declared ($0.34 per share)	—	(1,045)	—	—	(1,045)
Balance, December 31, 2022	$20,557	$61,205	$(809)	$(30,556)	$50,397

CONSUMERS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (CONTINUED)

(Unaudited)

(Dollars in thousands, except per share data)	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, June 30, 2021	$20,011	$47,663	$(1,324)	$3,550	$69,900
Net income	—	5,827	—	—	5,827
Other comprehensive loss	—	—	—	(1,968)	(1,968)
2,821 shares issued associated with dividend reinvestment plan and stock purchase plan	62	—	—	—	62
20,571 shares associated with vested stock awards	102	—	207	—	309
Cash dividends declared ($0.32 per share)	—	(972)	—	—	(972)
Balance, December 31, 2021	$20,175	$52,518	$(1,117)	$1,582	$73,158

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)	Six Months Ended December 31,
	2022	2021
Cash flows from operating activities
Net cash from operating activities	$7,715	$8,548
Cash flow from investing activities
Purchases of securities, available-for-sale	(17,091)	(67,274)
Maturities, calls and principal pay downs of securities, available-for-sale	11,405	16,520
Sale of securities, available-for-sale	3,708	1,000
Principal pay downs of securities, held-to-maturity	536	976
Net decrease in certificate of deposit in other financial institutions	517	1,277
Net change in Federal Home Loan Bank stock, at cost	(58)	—
Net increase in loans	(53,257)	(36,719)
Acquisition, net cash received	—	66,552
Premises and equipment purchases	(298)	(794)
Sale of other repossessed assets	11	—
Net cash from investing activities	(54,527)	(18,462)
Cash flow from financing activities
Net increase in deposit accounts	19,590	16,833
Net change in short-term borrowings	4,085	(1,521)
Proceeds from Federal Home Loan Bank advances	16,400	—
Repayments of Federal Home Loan Bank advances	(53)	(1,764)
Proceeds from dividend reinvestment and stock purchase plan	185	62
Dividends paid	(1,045)	(972)
Net cash from financing activities	39,162	12,638
Increase (decrease) in cash or cash equivalents	(7,650)	2,724
Cash and cash equivalents, beginning of period	20,952	18,529
Cash and cash equivalents, end of period	$13,302	$21,253

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$1,815	$699
Federal income taxes	1,515	805
Non-cash items:
Transfer from loans to repossessed assets	11	83
Issuance of treasury stock for vested stock awards	343	309
Branch acquisition:
Noncash assets acquired:
Securities, available-for-sale	—	15,602
Loans	—	19,943
Premises and equipment	—	413
Goodwill	—	1,616
Core deposit intangible	—	295
Accrued interest receivable and other assets	—	216
Total noncash assets acquired	—	38,085
Liabilities assumed:
Deposits	—	104,538
Other liabilities	—	99
Total liabilities assumed	—	104,637
Net noncash liabilities assumed	—	(66,552)

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited)

(Dollars in thousands, except per share data)

Note 1 – Summary of Significant Accounting Policies:

Nature of Operations: Consumers Bancorp, Inc. (the Corporation) is a bank holding company headquartered in Minerva, Ohio that provides, through its banking subsidiary, Consumers National Bank (the Bank), a broad array of products and services throughout its primary market area of Carroll, Columbiana, Jefferson, Mahoning, Stark, Summit, Wayne, and contiguous counties in Ohio, Pennsylvania, and West Virginia. The Bank’s business involves attracting deposits from businesses and individual customers and using such deposits to originate commercial, mortgage and consumer loans in its primary market area.

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

The Corporation is evaluating how adopting this new guidance will impact the consolidated financial statements and the Corporation’s current systems and processes. Management has analyzed and finalized its pool segmentation, established the peer group that will be used as the source of loss experience data, and has started back testing in preparation for adoption of the new methodology. Management plans to use the Net Present Value of Discounted Cash Flow methodology for all loan pools and expects the implementation of ASU No. 2016-13 to increase the balance of the allowance for loan losses by less than 10%. In addition, a reserve for unfunded commitments will need to be established and Management expects it to be in a range of 0.25% to 0.50% of the amount of unfunded commitments that are not unconditionally cancellable. Management continues to evaluate the modeling and its potential impact on the Corporation's results of consolidated operations and financial position and, once the new guidance is adopted, the allowance for loan losses and reserve for unfunded commitments will increase through a one-time adjustment to retained earnings. The Corporation is also developing disclosure documentation related to adoption of this standard. The Corporation is planning to adopt this new guidance within the time frame noted above.

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

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)
(Dollars in thousands, except per share amounts)

Note 3 – Securities

Debt securities

The following tables summarize the Corporation’s debt securities as of December 31, 2022 and June 30, 2022:

Available –for-Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2022
Obligations of U.S. Treasury	$8,925	$—	$(604)	$8,321
Obligations of U.S. government-sponsored entities and agencies	27,783	—	(3,751)	24,032
Obligations of state and political subdivisions	106,075	119	(10,259)	95,935
U.S. Government-sponsored mortgage-backed securities–residential	108,903	5	(15,670)	93,238
U.S. Government-sponsored mortgage-backed securities– commercial	8,613	—	(1,860)	6,753
U.S. Government-sponsored collateralized mortgage obligations– residential	48,249	22	(5,187)	43,084
Other debt securities	17,272	—	(1,493)	15,779
Total securities available-for-sale	$325,820	$146	$(38,824)	$287,142

Held-to-Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
December 31, 2022
Obligations of state and political subdivisions	$7,338	$—	$(427)	$6,911

Available-for-sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2022
Obligation of U.S Treasury	$8,909	$—	$(462)	$8,447
Obligations of U.S. government-sponsored entities and agencies	28,689	—	(2,424)	26,265
Obligations of state and political subdivisions	105,977	129	(8,749)	97,357
U.S. Government-sponsored mortgage-backed securities – residential	113,812	13	(11,642)	102,183
U.S. Government-sponsored mortgage-backed securities – commercial	8,623	—	(1,322)	7,301
U.S. Government-sponsored collateralized mortgage obligations – residential	40,952	1	(2,774)	38,179
Other debt securities	17,367	—	(752)	16,615
Total available-for-sale securities	$324,329	$143	$(28,125)	$296,347

Held-to-maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
June 30, 2022
Obligations of state and political subdivisions	$7,874	$47	$(90)	$7,831

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)
(Dollars in thousands, except per share amounts)

Proceeds from the sale of available-for-sale securities were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Proceeds from sales	$1,639	$1,000	$3,708	$1,000
Gross realized gains	1	2	8	2
Gross realized losses	5	—	23	—

The income tax benefit related to the net realized loss amounted to $1 for the three-month and $3 for the six-month periods ended December 31, 2022. The income tax provision related to the net realized gain amounted to less than $1 for the three- and six-month periods ended December 31, 2021.

The amortized cost and fair values of debt securities as of December 31, 2022, by expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

Available-for-Sale	Amortized Cost	Estimated Fair Value
Due in one year or less	$2,747	$2,705
Due after one year through five years	31,708	30,013
Due after five years through ten years	52,323	46,902
Due after ten years	73,277	64,447
Total	160,055	144,067

U.S. Government-sponsored mortgage-backed and related securities	165,765	143,075
Total securities available-for-sale	$325,820	$287,142

Held-to-Maturity
Due after one year through five years	$171	$169
Due after five years through ten years	3,289	3,182
Due after ten years	3,878	3,560
Total securities held-to-maturity	$7,338	$6,911

Securities with a carrying value of approximately $131,731 and $126,679 were pledged at December 31, 2022 and June 30, 2022, respectively, to secure public deposits and commitments as required or permitted by law.

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)
(Dollars in thousands, except per share amounts)

The following table summarizes the securities with unrealized losses as of December 31, 2022 and June 30, 2022, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or more		Total
Available-for-sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2022
Obligation of U.S. Treasury	$—	$—	$8,321	$(604)	$8,321	$(604)
Obligations of U.S. government-sponsored entities and agencies	11,941	(1,392)	12,091	(2,359)	24,032	(3,751)
Obligations of state and political subdivisions	73,469	(7,882)	11,583	(2,377)	85,052	(10,259)
U.S. Government-sponsored mortgage-backed securities – residential	32,106	(2,959)	59,845	(12,711)	91,951	(15,670)
U.S. Government-sponsored mortgage-backed securities – commercial	2,279	(610)	4,474	(1,250)	6,753	(1,860)
Collateralized mortgage obligations - residential	27,929	(1,662)	14,147	(3,525)	42,076	(5,187)
Other debt securities	6,569	(554)	9,210	(939)	15,779	(1,493)
Total temporarily impaired	$154,293	$(15,059)	$119,671	$(23,765)	$273,964	$(38,824)

	Less than 12 Months		12 Months or more		Total
Held to Maturity	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2022
Obligations of state and political subdivisions	$3,729	$(320)	$3,182	$(107)	$6,911	$(427)
Total temporarily impaired	$3,729	$(320)	$3,182	$(107)	$6,911	$(427)

	Less than 12 Months		12 Months or more		Total
Available-for-sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2022
Obligations of U.S. Treasury	$8,447	$(462)	$—	$—	$8,447	$(462)
Obligations of U.S. government-sponsored entities and agencies	26,265	(2,424)	—	—	26,265	(2,424)
Obligations of state and political subdivisions	80,445	(8,331)	2,047	(418)	82,492	(8,749)
Mortgage-backed securities – residential	76,526	(7,586)	24,569	(4,056)	101,095	(11,642)
Mortgage-backed securities – commercial	7,301	(1,322)	—	—	7,301	(1,322)
Collateralized mortgage obligations - residential	30,729	(2,308)	2,713	(466)	33,442	(2,774)
Other debt securities	16,156	(711)	459	(41)	16,615	(752)
Total temporarily impaired	$245,869	$(23,144)	$29,788	$(4,981)	$275,657	$(28,125)

	Less than 12 Months		12 Months or more		Total
Held to Maturity	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2022
Obligations of state and political subdivisions	$3,522	$(90)	—	$—	$3,522	$(90)
Total temporarily impaired	$3,522	$(90)	$—	$—	$3,522	$(90)

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

At December 31 2022, there were a total of 399 available-for-sale and four held-to-maturity securities in the portfolio with unrealized losses due to an increase in market interest rates when compared to the time of purchase. The unrealized losses within the securities portfolio as of December 31, 2022 have not been recognized into income because the decline in fair value is not attributed to credit quality and management does not intend to sell, and it is not likely that management will be required to sell, the securities prior to their anticipated recovery. The mortgage-backed securities and collateralized mortgage obligations were primarily issued by Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support. The Corporation does not own any private label mortgage-backed securities.

Equity Securities

The Corporation owned equity securities with an amortized cost of $400 as of December 31, 2022, and June 30, 2022. Changes in the fair value of these securities are included in noninterest income on the consolidated statements of income. The following table presents the net unrealized losses on equity securities recognized in earnings for the three and six-month periods ended December 31, 2022 and 2021. There were no sales of equity securities during the three and six-month periods ended December 31, 2022 and 2021.

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Unrealized loss recognized on equity securities held at the end of the period	$(9)	$—	$(33)	$—

Note 4 – Loans

Major classifications of loans were as follows:

	December 31, 2022	June 30, 2022
Commercial	$103,513	$87,008
Commercial real estate:
Construction	16,656	15,158
Other	301,646	291,847
1 – 4 Family residential real estate:
Owner occupied	149,177	142,244
Non-owner occupied	23,513	26,029
Construction	7,707	4,317
Consumer	62,470	44,964
Subtotal	664,682	611,567
Net deferred loan fees and costs	287	276
Allowance for loan losses	(7,675)	(7,160)
Net Loans	$657,294	$604,683

The commercial loan category in the above table includes a mortgage loan warehouse line of credit to another financial institution with an outstanding balance of $9,998 as of December 31, 2022 and it was zero as of June 30, 2022.

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)
(Dollars in thousands, except per share amounts)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended December 31, 2022:

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,021	$4,072	$1,676	$777	$7,546
Provision for loan losses	(15)	11	1	228	225
Loans charged-off	—	—	—	(119)	(119)
Recoveries	—	1	—	22	23
Total ending allowance balance	$1,006	$4,084	$1,677	$908	$7,675

The following table presents the activity in the allowance for loan losses by portfolio segment for the six months ended December 31, 2022:

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total
Allowance for loan losses:
Beginning balance	$960	$3,927	$1,645	$628	$7,160
Provision for loan losses	46	156	36	397	635
Loans charged-off	—	—	(6)	(191)	(197)
Recoveries	—	1	2	74	77
Total ending allowance balance	$1,006	$4,084	$1,677	$908	$7,675

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended December 31, 2021:

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total
Allowance for loan losses:
Beginning balance	$906	$3,985	$1,430	$356	$6,677
Provision for loan losses	49	62	97	62	270
Loans charged-off	—	—	(40)	(13)	(53)
Recoveries	21	2	3	12	38
Total ending allowance balance	$976	$4,049	$1,490	$417	$6,932

The following table presents the activity in the allowance for loan losses by portfolio segment for the six months ended December 31, 2021:

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total
Allowance for loan losses:
Beginning balance	$904	$3,949	$1,307	$311	$6,471
Provision for loan losses	51	98	207	104	460
Loans charged-off	—	—	(40)	(47)	(87)
Recoveries	21	2	16	49	88
Total ending allowance balance	$976	$4,049	$1,490	$417	$6,932

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)
(Dollars in thousands, except per share amounts)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2022. Included in the recorded investment in loans is $1,494 of accrued interest receivable.

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total
Ending allowance for loan losses balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—
Acquired loans collectively evaluated for impairment	—	51	77	—	128
Originated loans collectively evaluated for impairment	1,006	4,033	1,600	908	7,547
Total ending allowance balance	$1,006	$4,084	$1,677	$908	$7,675

Recorded investment in loans:
Loans individually evaluated for impairment	$315	$40	$47	$—	$402
Acquired loans collectively evaluated for impairment	674	7,706	25,052	2,029	35,461
Originated loans collectively evaluated for impairment	102,804	310,578	156,784	60,434	630,600
Total ending loans balance	$103,793	$318,324	$181,883	$62,463	$666,463

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

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)
(Dollars in thousands, except per share amounts)

The following table presents information related to unpaid principal balance, recorded investment and interest income associated with loans individually evaluated for impairment by class of loans as of December 31, 2022 and for the six months ended December 31, 2022:

	As of December 31, 2022			Six Months ended December 31, 2022
	Unpaid		Allowance for Loan	Average	Interest	Cash Basis
	Principal	Recorded	Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial	$408	$315	$—	$297	$18	$18
Commercial real estate:
Other	79	40	—	40	4	4
1-4 Family residential real estate:
Owner occupied	45	20	—	20	2	2
Non-owner occupied	27	27	—	53	—	—
Total	$559	$402	$—	$410	$24	$24

The following table presents information related to average recorded investment and interest income associated with loans individually evaluated for impairment by class of loans for the three months ended December 31, 2022:

	Average	Interest	Cash Basis
	Recorded	Income	Interest
	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial	$308	$8	$8
Commercial real estate:
Other	40	1	1
1-4 Family residential real estate:
Owner occupied	20	1	1
Non-owner occupied	27	—	—
Total	$395	$10	$10

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)
(Dollars in thousands, except per share amounts)

The following table presents information related to unpaid principal balance, recorded investment and interest income associated with loans individually evaluated for impairment by class of loans as of June 30, 2022 and for the six months ended December 31, 2021:

	As of June 30, 2022			Six Months ended December 31, 2021
	Unpaid		Allowance for Loan	Average	Interest	Cash Basis
	Principal	Recorded	Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial	$414	$276	$—	$297	$—	$—
Commercial real estate:
Other	83	42	—	802	102	102
1-4 Family residential real estate:
Owner occupied	48	22	—	317	3	3
Non-owner occupied	193	133	—	167	75	75
With an allowance recorded:
Commercial	—	—	—	128	4	4
Total	$738	$473	$—	$1,711	$184	$184

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

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)
(Dollars in thousands, except per share amounts)

The following table presents the recorded investment in non-accrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2022 and June 30, 2022:

	December 31, 2022		June 30, 2022
		Loans Past Due		Loans Past Due
		Over 90 Days		Over 90 Days
		Still		Still
	Non-accrual	Accruing	Non-accrual	Accruing
Commercial	$—	$—	$276	$9
1 – 4 Family residential:
Owner occupied	20	—	22	—
Non-owner occupied	27	—	133	—
Total	$47	$—	$431	$9

Non-accrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the aging of the recorded investment in past due loans as of December 31, 2022 by class of loans:

	Days Past Due
	30 - 59	60 - 89	90 Days or	Total	Loans Not
	Days	Days	Greater	Past Due	Past Due	Total
Commercial	$—	$—	$—	$—	$103,793	$103,793
Commercial real estate:
Construction	—	—	—	—	16,655	16,655
Other	52	—	—	52	301,617	301,669
1-4 Family residential:
Owner occupied	532	6	—	538	150,033	150,571
Non-owner occupied	—	4	27	31	23,497	23,528
Construction	—	—	—	—	7,784	7,784
Consumer	499	131	—	630	61,833	62,463
Total	$1,083	$141	$27	$1,251	$665,212	$666,463

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

As of December 31, 2022 and June 30, 2022, the Corporation had $354 and $318, respectively, of loans classified as TDRs which are included in impaired loans above. As of December 31, 2022 and June 30, 2022, the Corporation had not committed to lend any additional funds to customers with outstanding loans that were classified as troubled debt restructurings. As of December 31, 2022 and June 30, 2022 there were no specific reserves allocated to these loans.

During the three- and six-month periods ended December 31, 2022 and 2021, there were no loan modifications completed that were classified as troubled debt restructurings. There were no charge-offs from troubled debt restructurings that were completed during the three- and six-month periods ended December 31, 2022 and 2021.

There were no loans classified as troubled debt restructurings for which there was a payment default within 12 months following the modification during the three- and six-month periods ended December 31, 2022 and 2021. A loan is considered in payment default once it is 90 days contractually past due under the modified terms.

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

	As of December 31, 2022
		Special			Not
	Pass	Mention	Substandard	Doubtful	Rated
Commercial	$102,974	$206	$471	$—	$142
Commercial real estate:
Construction	16,655	—	—	—	—
Other	294,165	2,233	4,653	—	618
1-4 Family residential real estate:
Owner occupied	1,326	—	19	20	149,206
Non-owner occupied	23,075	55	110	27	261
Construction	2,858	—	—	—	4,926
Consumer	1,648	—	—	—	60,815
Total	$442,701	$2,494	$5,253	$47	$215,968

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

Assets and liabilities measured at fair value on a recurring basis are summarized below, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Balance at December 31,	Fair Value Measurements at December 31, 2022
	2022	Level 1	Level 2	Level 3
Assets:
Obligations of U.S. Treasury	$8,321	$—	$8,321	$—
Obligations of U.S. government-sponsored entities and agencies	24,032	—	24,032	—
Obligations of state and political subdivisions	95,935	—	95,935	—
U.S. Government-sponsored mortgage-backed securities – residential	93,238	—	93,238	—
U.S. Government-sponsored mortgage-backed securities – commercial	6,753	—	6,753	—
U.S. Government-sponsored collateralized mortgage obligations - residential	43,084	—	43,084	—
Other debt securities	15,779	—	15,779	—
Equity securities	367	—	367	—

	Balance at June 30,	Fair Value Measurements at June 30, 2022
	2022	Level 1	Level 2	Level 3
Assets:
Obligations of U.S. treasury	$8,447	$—	$8,447	$—
Obligations of U.S. government-sponsored entities and agencies	26,265	—	26,265	—
Obligations of state and political subdivisions	97,357	—	97,357	—
U.S. government-sponsored mortgage-backed securities - residential	102,183	—	102,183	—
U.S. government-sponsored mortgage-backed securities - commercial	7,301	—	7,301	—
U.S. government-sponsored collateralized mortgage obligations - residential	38,179	—	38,179	—
Other debt securities	16,615	—	16,615	—
Equity securities	400	—	400	—

There were no transfers between Level 1 and Level 2 during the three-month and six-month periods ended December 31, 2022.

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

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)
(Dollars in thousands, except per share amounts)

Impaired Loans: At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive specific allocations of the allowance for loan losses or are charged down to their fair value. For collateral dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. There were no impaired loans measured at fair value on a non-recurring basis at December 31, 2022 or June 30, 2022 and there was no impact to the provision for loan losses for the three-month or six- month periods ended December 31, 2022 or 2021.

Other Real Estate and Repossessed Assets Owned: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Real estate owned properties and other repossessed assets, which are primarily vehicles, are evaluated on a quarterly basis for additional impairment and adjusted accordingly. There was no other real estate owned or other repossessed assets being carried at fair value as of December 31, 2022 or June 30, 2022.

The following table shows the estimated fair values of financial instruments that are reported at amortized cost in the Corporation’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	December 31, 2022		June 30, 2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Level 1 inputs:
Cash and cash equivalents	$13,302	$13,302	$20,952	$20,952
Level 2 inputs:
Certificates of deposit in other financial institutions	3,264	3,146	3,781	3,847
Loans held for sale	100	101	1,165	1,188
Accrued interest receivable	3,017	3,017	2,703	2,703
Level 3 inputs:
Securities held-to-maturity	7,338	6,911	7,874	7,831
Loans, net	657,294	600,039	604,683	577,708
Financial Liabilities:
Level 2 inputs:
Demand and savings deposits	760,900	760,900	784,181	784,181
Time deposits	145,252	145,027	102,381	102,622
Short-term borrowings	25,380	25,380	21,295	21,295
Federal Home Loan Bank advances	24,603	23,341	8,256	7,215
Accrued interest payable	162	162	49	49

Note 6 – Earnings Per Share

Basic earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period and is equal to net income divided by the weighted average number of shares outstanding during the period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares that may be issued upon the vesting of restricted stock awards. There were 6,216 shares of restricted stock that were anti-dilutive for the three-month and six-month periods ended December 31, 2022. There were no shares of restricted stock that were anti-dilutive for the three-month period ended December 31, 2021 and 9,766 shares of restricted stock that were anti-dilutive for the six month period ended December 31, 2021. The following table details the calculation of basic and diluted earnings per share:

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)
(Dollars in thousands, except per share amounts)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2022	2021	2022	2021
Basic:
Net income available to common shareholders	$2,809	$3,162	$5,344	$5,827
Weighted average common shares outstanding	3,076,207	3,034,362	3,065,719	3,032,416
Basic income per share	$0.91	$1.04	$1.74	$1.92

Diluted:
Net income available to common shareholders	$2,809	$3,162	$5,344	$5,827
Weighted average common shares outstanding	3,076,207	3,034,362	3,065,719	3,032,416
Dilutive effect of restricted stock	814	438	—	233
Total common shares and dilutive potential common shares	3,077,021	3,034,800	3,065,719	3,032,649
Dilutive income per share	$0.91	$1.04	$1.74	$1.92

Note 7 –Accumulated Other Comprehensive Income (Loss)

The components of other comprehensive income related to unrealized gains and losses on available-for-sale securities for the three-month periods ended December 31, 2022 and 2021, were as follows:

	Pretax	Tax Effect	After-tax	Affected Line Item in Consolidated Statements of Income
Balance as of September 30, 2022	$(44,111)	$9,263	$(34,848)
Unrealized holding gains on available-for-sale securities arising during the period	5,429	(1,140)	4,289
Amounts reclassified from accumulated other comprehensive income	4	(1)	3	(a)(b)
Net current period other comprehensive gain	5,433	(1,141)	4,292
Balance as of December 31, 2022	$(38,678)	$8,122	$(30,556)

	Pretax	Tax Effect	After-tax	Affected Line Item in Consolidated Statements of Income
Balance as of September 30, 2021	$2,927	$(615)	$2,312
Unrealized holding losses on available-for-sale securities arising during the period	(922)	194	(728)
Amounts reclassified from accumulated other comprehensive income	(2)	—	(2)	(a)(b)
Net current period other comprehensive loss	(924)	194	(730)
Balance as of December 31, 2021	$2,003	$(421)	$1,582

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)
(Dollars in thousands, except per share amounts)

	Pretax	Tax Effect	After-tax	Affected Line Item in Consolidated Statements of Income
Balance as of June 30, 2022	$(27,982)	$5,876	$(22,106)
Unrealized holding losses on available-for-sale securities arising during the period	(10,711)	2,249	(8,462)
Amounts reclassified from accumulated other comprehensive income	15	(3)	12	(a)(b)
Net current period other comprehensive loss	(10,696)	2,246	(8,450)
Balance as of December 31, 2022	$(38,678)	$8,122	$(30,556)

	Pretax	Tax Effect	After-tax	Affected Line Item in Consolidated Statements of Income
Balance as of June 30, 2021	$4,493	$(943)	$3,550
Unrealized holding losses on available-for-sale securities arising during the period	(2,488)	522	(1,966)
Amounts reclassified from accumulated other comprehensive income	(2)	—	(2)	(a)(b)
Net current period other comprehensive loss	(2,490)	522	(1,968)
Balance as of December 31, 2021	$2,003	$(421)	$1,582

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
(Dollars in thousands, except per share amounts)

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share data)

General

The following is management’s analysis of the Corporation’s results of operations for the three-and six-month periods ended December 31, 2022, compared to the same period in 2021, and the consolidated balance sheet at December 31, 2022, compared to June 30, 2022. This discussion is designed to provide a more comprehensive review of the operating results and financial condition than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

Overview

Consumers Bancorp, Inc., a bank holding company incorporated under the laws of the State of Ohio (the Corporation), owns all the issued and outstanding common shares of Consumers National Bank, a bank chartered under the laws of the United States of America (the Bank). The Corporation’s activities have been limited primarily to holding the common shares of the Bank. The Bank’s business involves attracting deposits from businesses and individual customers and using such deposits to originate commercial, mortgage and consumer loans in its market area, consisting primarily of Carroll, Columbiana, Jefferson, Mahoning, Stark, Summit, Wayne and contiguous counties in Ohio, Pennsylvania, and West Virginia. The Bank also invests in securities consisting primarily of U.S. government sponsored entities, municipal obligations, mortgage-backed and collateralized mortgage obligations issued by Fannie Mae, Freddie Mac and Ginnie Mae.

Results of Operations

Three- and Six-Month Periods Ended December 31, 2022 and 2021

Net income for the second quarter of fiscal year 2023 was $2,809, or $0.91 per common share, compared to $3,162, or $1.04 per common share for the three months ended December 31, 2021. The following are key highlights of our results of operations for the three months ended December 31, 2022, compared to the prior fiscal year comparable period:

●

net interest income increased by $231, or 2.7%, to $8,776 in the second quarter of fiscal year 2023 from the same prior year period primarily as a result of the growth in average interest-earning assets;

●

a $225 provision for loans loss expense was recorded for the three-month period ended December 31, 2022 compared with $270 for the same prior year period primarily as a result of the organic growth within the loan portfolio in the second quarter of fiscal year 2023;

●

noninterest income decreased by $66, or 5.4%, in the second quarter of fiscal year 2023 from the same prior year period primarily as a result of a $99, or 57.9%, decline in mortgage banking activity which was partially offset by a $26, or 7.1%, increase in service charges on deposit accounts and a $12, or 2.3%, increase in debit card interchange income; and

●

noninterest expenses increased by $671, or 11.9%, in the second quarter of fiscal year 2023 from the same prior year period primarily due to increases in salaries and employee benefits, director fees, advertising, and loan related expenses.

In the first six months of fiscal year 2023, net income was $5,344, or $1.74 per common share, compared to $5,827, or $1.92 per common share for the six months ended December 31, 2021. The following are key highlights of our results of operations for the six months ended December 31, 2022, compared to the prior fiscal year comparable period:

●

net interest income increased by $654, or 4.0%, to $17,172 in the first six months of fiscal year 2023 from the same prior year period primarily as a result of the growth in average interest-earning assets;

●

a $635 provision for loans loss expense was recorded for the six-month period ended December 31, 2022 compared with $460 for the same prior year period primarily as a result of the organic growth within the loan portfolio;

●

noninterest income decreased by $208, or 8.3%, in the first six months of fiscal year 2023 from the same prior year period primarily as a result of a $275, or 64.1%, decline in mortgage banking activity which was partially offset by a $65, or 9.0%, increase in service charges on deposit accounts and a $44, or 4.3%, increase in debit card interchange income; and

●

noninterest expenses increased by $917, or 8.0%, in the first six months of fiscal year 2023 from the same prior year period primarily due to increases in salaries and employee benefits and occupancy and equipment expenses.

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations (continued)
(Dollars in thousands, except per share amounts)

The annualized return on average equity and return on average assets were 21.01% and 1.06%, respectively, for the six months ended December 31, 2022 compared to 16.03% and 1.23%, respectively, for the same prior year period.

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

The Corporation’s net interest margin was 3.53% for the three months ended December 31, 2022, compared with 3.77% for the same period in 2021. FTE net interest income for the three months ended December 31, 2022 increased by $195, or 2.2%, to $8,867 from $8,672 for the same prior year period.

The yield on average interest-earning assets increased to 4.03% for the three months ended December 31, 2022, compared with 3.92% for the same period last year. Tax-equivalent interest income increased by $1,107, or 12.3%, for the three months ended December 31, 2022, from the same prior year period because of a $37,354, or 4.1%, increase in average interest-earning assets as well as the increase in current market rates. Interest expense for the three months ended December 31, 2022 increased by $912 from the same prior year period primarily due to an increase in deposit and short-term borrowing costs as a result of higher market interest rates. The Corporation’s cost of funds increased to 0.72% for the three months ended December 31, 2022 compared with 0.21% for the same prior year period.

The Corporation’s net interest margin was 3.51% for the six months ended December 31, 2022, compared with 3.70% for the same period in 2021. FTE net interest income for the six months ended December 31, 2022 increased by $620, or 3.7%, to $17,384 from $16,764 for the same prior year period.

Tax-equivalent interest income increased by $1,848, or 10.6%, for the six months ended December 31, 2022 from the same prior year period. Interest income was positively impacted by a $44,668, or 4.9%, increase in average interest-earning assets from the same prior year period as well by the impact of higher current market rates, which more than offset the loss of the $2,040 of interest and fee income that was recognized on the Paycheck Protection Program loans during the six-month period ended December 31, 2021 since these loans are now fully forgiven. The yield on average interest-earning assets increased to 3.90% for the six months ended December 31, 2022, compared with 3.85% for the same period last year.

Interest expense for the six months ended December 31, 2022 increased by $1,228 from the same prior year period primarily due to an increase in deposit and borrowing costs as a result of higher market interest rates. The Corporation’s cost of funds increased to 0.57% for the six months ended December 31, 2022 compared with 0.22% for the same prior year period.

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations (continued)
(Dollars in thousands, except per share amounts)

Average Balance Sheets and Analysis of Net Interest Income for the Three Months Ended December 31, (In thousands, except percentages)
	2022			2021
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Taxable securities	$203,006	$1,301	2.19%	$182,705	$806	1.75%
Nontaxable securities (1)	85,446	687	2.83	86,093	633	3.02
Loans receivable (1)	646,941	7,957	4.88	592,633	7,499	5.02
Federal bank and other restricted stocks	2,276	47	8.19	2,472	20	3.21
Equity securities	376	9	9.50	424	9	8.42
Interest bearing deposits and federal funds sold	13,781	116	3.34	50,145	43	0.34
Total interest-earning assets	951,826	10,117	4.03%	914,472	9,010	3.92%

Noninterest-earning assets	48,769			37,425

Total Assets	$1,000,595			$951,897

Interest-bearing liabilities:
NOW	$158,998	$244	0.61%	$143,318	$35	0.10%
Savings	354,480	454	0.51	343,763	92	0.11
Time deposits	140,192	429	1.21	116,664	147	0.50
Short-term borrowings	21,878	95	1.72	8,910	1	0.04
FHLB advances	8,973	28	1.24	16,291	63	1.53
Total interest-bearing liabilities	684,521	1,250	0.72%	628,946	338	0.21%

Noninterest-bearing liabilities:
Noninterest-bearing checking accounts	263,866			243,465
Other liabilities	7,060			6,998
Total liabilities	955,447			879,409
Shareholders’ equity	45,148			72,488

Total liabilities and shareholders’ equity	$1,000,595			$951,897

Net interest income, interest rate spread (1)		$8,867	3.31%		$8,672	3.71%

Net interest margin (net interest as a percent of average interest-earning assets) (1)			3.53%			3.77%

Federal tax exemption on non-taxable securities and loans included in interest income		$91			$127

Average interest-earning assets to interest-bearing liabilities	139.05%			145.40%

(1) calculated on a fully taxable equivalent basis utilizing a statutory federal income tax rate of 21.0%

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations (continued)
(Dollars in thousands, except per share amounts)

Average Balance Sheets and Analysis of Net Interest Income for the Six Months Ended December 31, (In thousands, except percentages)
	2022			2021
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Taxable securities	$208,514	$2,549	2.15%	$168,323	$1,517	1.79%
Nontaxable securities (1)	87,462	1,391	2.86	84,159	1,228	3.01
Loans receivable (1)	635,391	15,089	4.71	585,497	14,569	4.94
Federal bank and other restricted stocks	2,306	70	6.02	2,472	40	3.21
Equity securities	388	17	8.69	424	17	7.95
Interest bearing deposits and federal funds sold	13,875	196	2.80	62,393	93	0.30
Total interest-earning assets	947,936	19,312	3.90%	903,268	17,464	3.85%

Noninterest-earning assets	47,588			36,269

Total Assets	$995,524			$939,537

Interest-bearing liabilities:
NOW	$159,745	$419	0.52%	$140,608	$68	0.10%
Savings	361,384	714	0.39	334,222	181	0.11
Time deposits	124,436	591	0.94	118,888	321	0.54
Short-term borrowings	21,414	154	1.43	10,239	3	0.06
FHLB advances	8,602	50	1.15	16,444	127	1.53
Total interest-bearing liabilities	675,581	1,928	0.57%	620,401	700	0.22%

Noninterest-bearing liabilities:
Noninterest-bearing checking accounts	261,941			239,965
Other liabilities	7,540			7,081
Total liabilities	945,062			867,447
Shareholders’ equity	50,462			72,090

Total liabilities and shareholders’ equity	$995,524			$939,537

Net interest income, interest rate spread (1)		$17,384	3.33%		$16,764	3.63%

Net interest margin (net interest as a percent of average interest-earning assets) (1)			3.51%			3.70%

Federal tax exemption on non-taxable securities and loans included in interest income		$212			$246

Average interest-earning assets to interest-bearing liabilities	140.31%			145.59%

(1) calculated on a fully taxable equivalent basis utilizing a statutory federal income tax rate of 21.0%

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations (continued)
(Dollars in thousands, except per share amounts)

Provision for Loan Losses

The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable incurred credit losses in the Bank’s loan portfolio that have been incurred at each balance sheet date. For the six-month period ended December 31, 2022, the provision for loan losses was $635 compared with $460 for the same period last year. Net charge-offs of $120 were recorded during the six-month period ended December 31, 2022 compared with net recoveries of $1 for the same period last year. The loan loss provision expense recorded in fiscal year 2023 was primarily due to the organic growth within the loan portfolio.

Non-performing loans were $47 as of December 31, 2022, compared with $440 as of June 30, 2022 and $744 as of December 31, 2021. Non-performing loans to total loans were 0.01% at December 31, 2022 and 0.07% at June 30, 2022. Non-performing loans declined from June 30, 2022 since two loans were upgraded and returned to accrual status during the first quarter of fiscal year 2023. The allowance for loan losses as a percentage of loans was 1.15% at December 31, 2022 and 1.17% at June 30, 2022. Uncertainty remains regarding future levels of criticized and classified loans, non-performing loans and charge-offs. Management will continue to closely monitor changes in the loan portfolio and adjust the provision accordingly.

Noninterest Income

Noninterest income decreased by $66, or 5.4%, for the second quarter of fiscal year 2023 from the same period last year. For the six-month period ended December 31, 2022, noninterest income decreased by $208, or 8.3%, from the same period last year. The decrease in noninterest income was primarily the result of a reduction in mortgage banking activity from the same prior year period. Gains from the sale of mortgage loans to the secondary market declined as refinancing of mortgages slowed because of the increase in mortgage rates from the previous record lows. The decline in mortgage banking revenue was partially offset by increases in service charges on deposit accounts of $65, or 9.0%, and debit card interchange income of $44, or 4.3% for the six-month period ended December 31, 2022 compared with the same period last year. Effective March 1, 2022, the Bank made a small reduction to the non-sufficient funds/overdraft fee and eliminated many internal account transfer fees. The Bank may make future reductions to the non-sufficient funds/overdraft fee in response to the industry wide trend of reducing overdraft fees as large banks have announced a reduction in these types of fees in response to regulatory pressure. As a result, service charges on deposit accounts may be negatively impacted in future periods.

Noninterest Expenses

Total noninterest expenses increased by $671, or 11.9%, for the second quarter of fiscal year 2023 and by $917, or 8.0%, for the six-month period ended December 31, 2022 compared with the same periods last year. Salaries and employee benefit expenses increased by $514 thousand, or 7.9%, for the six-month period ended December 31, 2022 compared to the same prior year period primarily due to merit and cost of living increases, the addition of lending staff, and increases in health care costs. Occupancy and equipment expenses increased by $145, or 10.1%, for the six-month period ended December 31, 2022 compared to the same prior year period primarily because of investments in new security equipment and technology.

The FDIC assessments decreased by $31, or 11.5%, for the six-month period ended December 31, 2022 primarily due to a reduction in the assessment multiplier for the Bank since there is lower one-year asset growth rate. On October 18, 2022, the FDIC issued a final rule that will increase the initial base deposit insurance assessment rate paid by insured depository institutions by two basis points, beginning with the first quarterly assessment period of calendar year 2023. According to the FDIC, the proposal increases the likelihood that its designated reserve ratio will reach the required minimum level of 1.35% by the statutory deadline of September 30, 2028 and will support progress toward achieving the long-term goal of a 2% ratio. The proposed increase would remain in effect until the long-term goal of a 2% FDIC designated reserve ratio is achieved. Progressively lower assessment rates will take effect when the reserve ratio reaches 2% and again when the reserve ratio reaches 2.5%.

On September 2, 2022, the OCC announced reduced assessment rates for OCC-chartered community banks. Effective with the March 2023 assessment, the OCC will make a 40% reduction in assessments based on the first $200 million in bank assets and a 20% reduction for assets between $200 million and $20 billion.

Income Taxes

Income tax expense was $577 and $1,081 for the three- and six-month periods ended December 31, 2022, compared to $685 and $1,244 for the three-and six-month periods ended December 31, 2021. The effective tax rates were 16.8% and 17.6% for the six-month periods ended December 31, 2022 and 2021, respectively. The effective tax rates differed from the federal statutory rate because of tax-exempt income from obligations of state and political subdivisions, loans, and bank owned life insurance income.

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations (continued)
(Dollars in thousands, except per share amounts)

Financial Condition

Total assets as of December 31, 2022 were $1,013,156 compared to $977,313 at June 30, 2022, an increase of $35,843, or an annualized 7.3%. From June 30, 2022, total loans increased by $53,126, or an annualized 17.4% and total deposits increased by $19,590, or an annualized 4.4%.

Available-for-sale securities decreased from $296,347 as of June 30, 2022, to $287,142 as of December 31, 2022. The portfolio had an unrealized loss of $38,711 as of December 31, 2022 as a result of recent increases in market interest rates compared with the yields within the portfolio that were available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity or repricing dates or if market yields for such securities decline. As of December 31, 2022, the projected cash flow from the portfolio over the next 12 months was approximately $25,431 which will be available to reinvest into loans or securities at the then current market rates.

Total loans increased by $53,126, or an annualized 17.4%, from June 30, 2022. The growth in loans was primarily within the consumer, commercial, and commercial real estate loan portfolios. Consumer loan growth was primarily from indirect loans due to the expansion of consumer loan sales staff and an expanded dealer network. Commercial loans included a mortgage loan warehouse line of credit to another financial institution with an outstanding balance of $9,998 as of December 31, 2022 and it was zero as of June 30, 2022. The outstanding balance of the warehouse line of credit is expected to be at or near zero by March 31, 2023.

Non-Performing Assets

The following table presents the aggregate amounts of non-performing assets and select ratios as of the dates indicated.

	December 31, 2022	June 30, 2022	December 31, 2021
Non-accrual loans	$47	$431	$740
Loans past due over 90 days and still accruing	—	9	4
Total non-performing loans	47	440	744
Other real estate and repossessed assets	—	—	83
Total non-performing assets	$47	$440	$827

Non-performing loans to total loans	0.01%	0.07%	0.12%
Allowance for loan losses to total non-performing loans	16,329.79%	1,661.25%	931.72%

As of December 31, 2022, impaired loans totaled $354, of which $47 are included in non-accrual loans. As of June 30, 2022, impaired loans totaled $473, of which $431 are included in non-accrual loans. Commercial and commercial real estate loans are classified as impaired if management determines that full collection of principal and interest, in accordance with the terms of the loan documents, is not probable. Impaired loans and non-performing loans have been considered in management’s analysis of the appropriateness of the allowance for loan losses. Management and the Board of Directors are closely monitoring these loans and believe that the prospects for recovery of principal and interest, less identified specific reserves, are favorable.

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
(Dollars in thousands, except per share amounts)

For the six months ended December 31, 2022, net cash inflow from operating activities was $7,715, net cash outflows from investing activities was $53,527 and net cash inflows from financing activities was $39,162. A major source of cash was an increase of $16,400 in short term Federal Home Loan Bank (FHLB) advances, a $19,590 increase in deposits, and $15,113 from maturity, calls, principal pay downs and sales of available-for-sale securities. A major use of cash was a $53,257 increase in loans and the purchase of $17,091 of available-for-sale securities. Total cash and cash equivalents were $13,302 as of December 31, 2022, compared to $20,952 at June 30, 2022 and $21,253 at December 31, 2021.

The Bank offers several types of deposit products to its customers. We believe the rates offered by the Bank and the fees charged for them are competitive with the rates and fees charged by other banks for similar deposit products currently available in the market area. Deposits totaled $906,152 at December 31, 2022 compared with $886,562 at June 30, 2022.

To provide an additional source of liquidity, the Corporation has entered into an agreement with the FHLB of Cincinnati. At December 31, 2022, advances from the FHLB of Cincinnati totaled $24,603 compared with $8,256 at June 30, 2022. As of December 31, 2022, the Bank had the ability to borrow an additional $86,995 from the FHLB of Cincinnati based on a blanket pledge of qualifying first mortgage and multi-family loans. The Corporation considers the FHLB of Cincinnati to be a reliable source of liquidity funding, secondary to its deposit base.

Short-term borrowings consisted of repurchase agreements, which are financing arrangements that mature daily, and a line of credit for the Corporation. The Bank pledges securities as collateral for the repurchase agreements. Short-term borrowings totaled $25,380 at December 31, 2022 and $21,295 at June 30, 2022.

Jumbo time deposits (those with balances of $250 and over) totaled $41,884 as of December 31, 2022 and $18,164 as of June 30, 2022. These deposits are monitored closely by the Corporation and are mainly priced on an individual basis. The Corporation has the option to use a fee-paid broker to obtain deposits from outside its normal service area as an additional source of funding. The Corporation, however, does not rely upon these deposits as a primary source of funding. Although management monitors interest rates on an ongoing basis, a quarterly rate sensitivity report is used to determine the effect of interest rate changes on the financial statements. In the opinion of management, enough assets or liabilities could be repriced over the near term (up to three years) to compensate for such changes. The spread on interest rates, or the difference between the average earning assets and the average interest-bearing liabilities, is monitored quarterly.

To meet the financial needs of our customers, commitments to originate mortgage, commercial, construction, and consumer loans and commitments for commercial, home equity, and consumer lines of credit have been issued. Since commitments to extend credit have a fixed expiration date or other termination clause, some commitments will expire without being drawn upon and the total commitment amounts do not necessarily represent future cash requirements. Financial standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The same credit policies are used in making commitments and financial standby letters of credit as are used for on-balance sheet instruments. Total unused commitments were $171,578 as of December 31, 2022 and $149,500 as of June 30, 2022.

Capital Resources

Total shareholders’ equity declined to $50,397 as of December 31, 2022, from $53,970 as of June 30, 2022. The primary reason for the decline in shareholders’ equity was an increase of $8,450 in the accumulated other comprehensive loss from the mark-to-market of available-for-sale securities and from cash dividends paid of $1,045. As market interest rates rise, the fair value of fixed-rate available-for-sale securities decline with a corresponding net of tax decline recorded in the accumulated other comprehensive loss portion of equity. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such securities decline. These declines were partially offset by net income of $5,344 for the six-month period ended December 31, 2022.

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

As of December 31, 2022, the Bank’s common equity tier 1 capital and tier 1 capital ratios were 11.06% and the leverage and total risk-based capital ratios were 7.61% and 12.14%, respectively. This compares with common equity tier 1 capital and tier 1 capital ratios of 11.39% and leverage and total risk-based capital ratios of 7.39% and 12.49%, respectively, as of June 30, 2022. The Bank exceeded minimum regulatory capital requirements to be considered well-capitalized for both periods. Management is not aware of any matters occurring subsequent to December 31, 2022 that would cause the Bank’s capital category to change.

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

CONSUMERS BANCORP, INC.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by the report, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15e. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2022.

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

CONSUMERS BANCORP, INC. (Registrant)

Date: February 10, 2023	/s/ Ralph J. Lober Ralph J. Lober, II President & Chief Executive Officer (principal executive officer)

Date: February 10, 2023	/s/ Renee K. Wood Renee K. Wood Chief Financial Officer & Treasurer (principal financial officer)