Form 10-Q
period 2023-03-31
CONSUMERS BANCORP INC /OH/
filed 2023-05-12
CIK 1006830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

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

There were 3,092,453 shares of Registrant’s common stock, no par value, outstanding as of May 10, 2023.

CONSUMERS BANCORP, INC. FORM 10-Q QUARTER ENDED March 31, 2023

Table of Contents

Page Number (s)

Part I – Financial Information

Item 1 – Financial Statements
Consolidated Balance Sheets at March 31, 2023 and June 30, 2022	1

Consolidated Statements of Income for the three and nine months ended March 31, 2023 and 2022 (unaudited)	2

Consolidated Statements of Comprehensive Income for the three and nine months ended March 31, 2023 and 2022 (unaudited)	3

Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended March 31, 2023 and 2022 (unaudited)	4-5

Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2023 and 2022 (unaudited)	6

Notes to the Consolidated Financial Statements (unaudited)	7-23

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	24-32

Item 3 – Not Applicable for Smaller Reporting Companies

Item 4 – Controls and Procedures	33
Part II – Other Information
Item 1 – Legal Proceedings	34

Item 1A – Not Applicable for Smaller Reporting Companies	34

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3 – Defaults Upon Senior Securities	34

Item 4 – Mine Safety Disclosure	34

Item 5 – Other Information	34

Item 6 – Exhibits	34

Signatures	35

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

CONSUMERS BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)	March 31, 2023 (unaudited)	June 30, 2022
ASSETS
Cash on hand and noninterest-bearing deposits in financial institutions	$12,502	$11,254
Federal funds sold and interest-bearing deposits in financial institutions	12,705	9,698
Total cash and cash equivalents	25,207	20,952
Certificates of deposit in other financial institutions	2,757	3,781
Securities, available-for-sale	287,335	296,347
Securities, held-to-maturity (fair value of $6,939 at March 31, 2023 and $7,831 at June 30, 2022)	7,338	7,874
Equity securities, at fair value	386	400
Federal bank and other restricted stocks, at cost	2,255	2,525
Loans held for sale	999	1,165
Total loans	689,292	611,843
Less allowance for loan losses	(7,823)	(7,160)
Net loans	681,469	604,683
Cash surrender value of life insurance	10,155	9,959
Premises and equipment, net	17,327	16,521
Goodwill	2,452	2,452
Core deposit intangible, net	428	470
Accrued interest receivable and other assets	11,261	10,184
Total assets	$1,049,369	$977,313

LIABILITIES
Deposits
Noninterest-bearing demand	$258,913	$257,665
Interest bearing demand	159,614	157,462
Savings	342,996	369,054
Time	192,876	102,381
Total deposits	954,399	886,562

Short-term borrowings	23,599	21,295
Federal Home Loan Bank advances	8,190	8,256
Accrued interest and other liabilities	6,888	7,230
Total liabilities	993,076	923,343
Commitments and contingent liabilities

SHAREHOLDERS’ EQUITY
Preferred stock (no par value, 350,000 shares authorized, none outstanding)	—	—
Common stock (no par value, 8,500,000 shares authorized; 3,141,092 and 3,132,056 shares issued as of March 31, 2023 and June 30, 2022, respectively)	20,650	20,287
Retained earnings	63,317	56,906
Treasury stock, at cost (48,639 and 75,382 common shares as of March 31, 2023 and June 30, 2022, respectively)	(809)	(1,117)
Accumulated other comprehensive loss	(26,865)	(22,106)
Total shareholders’ equity	56,293	53,970
Total liabilities and shareholders’ equity	$1,049,369	$977,313

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months ended March 31,		Nine Months ended March 31,
(Dollars in thousands, except per share amounts)	2023	2022	2023	2022

Interest and dividend income
Loans, including fees	$8,477	$6,775	$23,562	$21,340
Securities, taxable	1,343	903	3,892	2,420
Securities, tax-exempt	564	516	1,747	1,502
Equity securities	8	8	25	25
Federal bank and other restricted stocks	34	19	104	59
Federal funds sold and other interest-bearing deposits	95	31	291	124
Total interest and dividend income	10,521	8,252	29,621	25,470
Interest expense
Deposits	2,084	274	3,808	844
Short-term borrowings	120	1	274	4
Federal Home Loan Bank advances	88	62	138	189
Total interest expense	2,292	337	4,220	1,037
Net interest income	8,229	7,915	25,401	24,433
Provision for loan losses	160	85	795	545
Net interest income after provision for loan losses	8,069	7,830	24,606	23,888

Noninterest income
Service charges on deposit accounts	386	362	1,175	1,086
Debit card interchange income	532	492	1,607	1,523
Mortgage banking activity	96	122	250	551
Bank owned life insurance income	66	63	196	193
Securities gains (losses), net	(2)	—	(17)	2
Net change in market value of equity securities	19	—	(14)	—
Other	79	81	265	259
Total noninterest income	1,176	1,120	3,462	3,614

Noninterest expenses
Salaries and employee benefits	3,512	3,400	10,542	9,916
Occupancy and equipment	783	792	2,364	2,228
Data processing expenses	195	198	579	604
Debit card processing expenses	275	246	824	773
Professional and director fees	210	162	797	664
FDIC assessments	159	159	398	429
Franchise taxes	97	137	379	403
Marketing and advertising	151	142	558	520
Telephone and network communications	88	90	270	292
Amortization of intangible	14	14	42	40
Other	560	497	1,689	1,449
Total noninterest expenses	6,044	5,837	18,442	17,318
Income before income taxes	3,201	3,113	9,626	10,184
Income tax expense	565	528	1,646	1,772
Net income	$2,636	$2,585	$7,980	$8,412

Basic and diluted earnings per share	$0.86	$0.85	$2.60	$2.77

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Dollars in thousands)	Three Months ended March 31,		Nine Months ended March 31,
	2023	2022	2023	2022

Net income	$2,636	$2,585	$7,980	$8,412

Other comprehensive income (loss), net of tax:
Net change in unrealized gains (losses) on securities available-for-sale:
Unrealized gains (losses) arising during the period	4,670	(16,891)	(6,041)	(19,379)
Reclassification adjustment for (gains) losses included in income	2	—	17	(2)
Net unrealized gains (losses)	4,672	(16,891)	(6,024)	(19,381)
Income tax effect	(981)	3,548	1,265	4,070
Other comprehensive income (loss)	3,691	(13,343)	(4,759)	(15,311)

Total comprehensive income (loss)	$6,327	$(10,758)	$3,221	$(6,899)

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share data)	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, December 31, 2022	$20,557	$61,205	$(809)	$(30,556)	$50,397
Net income	—	2,636	—	—	2,636
Other comprehensive income	—	—	—	3,691	3,691
Restricted stock expense	34	—		—	34
3,092 shares issued associated with dividend reinvestment plan and stock purchase plan	59	—	—	—	59
Cash dividends declared ($0.17 per share)	—	(524)	—	—	(524)
Balance, March 31, 2023	$20,650	$63,317	$(809)	$(26,865)	$56,293

(Dollars in thousands, except per share data)	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, December 31, 2021	$20,175	$52,518	$(1,117)	$1,582	$73,158
Net income	—	2,585	—	—	2,585
Other comprehensive loss	—	—	—	(13,343)	(13,343)
2,260 shares issued associated with dividend reinvestment plan and stock purchase plan	54	—	—	—	54
Cash dividends declared ($0.16 per share)	—	(488)	—	—	(488)
Balance, March 31, 2022	$20,229	$54,615	$(1,117)	$(11,761)	$61,966

(Dollars in thousands, except per share data)	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, June 30, 2022	$20,287	$56,906	$(1,117)	$(22,106)	$53,970
Net income	—	7,980	—	—	7,980
Other comprehensive loss	—	—	—	(4,759)	(4,759)
26,743 shares associated with vested stock awards	85	—	308	—	393
Restricted stock expense	101	—	—	—	101
9,036 shares issued associated with dividend reinvestment plan and stock purchase plan	177	—	—	—	177
Cash dividends declared ($0.51 per share)	—	(1,569)	—	—	(1,569)
Balance, March 31, 2023	$20,650	$63,317	$(809)	$(26,865)	$56,293

CONSUMERS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (CONTINUED)

(Unaudited)

(Dollars in thousands, except per share data)	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, June 30, 2021	$20,011	$47,663	$(1,324)	$3,550	$69,900
Net income		8,412			8,412
Other comprehensive loss				(15,311)	(15,311)
5,081 shares issued associated with dividend reinvestment plan and stock purchase plan	116				116
20,571 shares associated with vested stock awards	102		207		309
Cash dividends declared ($0.48 per share)		(1,460)			(1,460)
Balance, March 31, 2022	$20,229	$54,615	$(1,117)	$(11,761)	$61,966

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)	Nine Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net cash from operating activities	$10,662	$11,723
Cash flow from investing activities
Purchases of securities, available-for-sale	(22,742)	(111,050)
Maturities, calls and principal pay downs of securities, available-for-sale	15,368	24,473
Sale of securities, available-for-sale	9,685	1,000
Principal pay downs of securities, held-to-maturity	536	976
Net decrease in certificates of deposit in other financial institutions	1,024	1,784
Net change in Federal Home Loan Bank stock, at cost	270	(53)
Net increase in loans	(77,592)	(17,327)
Acquisition, net cash received	—	66,552
Premises and equipment purchases	(1,650)	(1,147)
Disposal of premises and equipment	—	30
Sale of Other Real Estate Owned	—	83
Sale of other repossessed assets	11	—
Net cash from investing activities	(75,090)	(34,679)
Cash flow from financing activities
Net increase in deposit accounts	67,837	59,247
Net change in short-term borrowings	2,304	(369)
Proceeds from Federal Home Loan Bank advances	16,400	—
Repayments of Federal Home Loan Bank advances	(16,466)	(1,779)
Proceeds from dividend reinvestment and stock purchase plan	177	116
Dividends paid	(1,569)	(1,460)
Net cash from financing activities	68,683	55,755
Increase in cash or cash equivalents	4,255	32,799
Cash and cash equivalents, beginning of period	20,952	18,529
Cash and cash equivalents, end of period	$25,207	$51,328

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$4,011	$1,025
Federal income taxes	1,515	1,380
Non-cash items:
Transfer from loans to repossessed assets	11	83
Issuance of treasury stock for vested stock awards	393	309
Branch acquisition:
Noncash assets acquired:
Securities, available-for-sale	—	15,602
Loans	—	19,943
Premises and equipment	—	413
Goodwill	—	1,616
Core deposit intangible	—	295
Accrued interest receivable and other assets	—	216
Total noncash assets acquired	—	38,085
Liabilities assumed:
Deposits	—	104,538
Other liabilities	—	99
Total liabilities assumed	—	104,637
Net noncash liabilities assumed	—	(66,552)

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

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

In March 2022, FASB issued ASU 2022-02, Financial Instruments – Credit Losses (ASC 326): Troubled Debt Restructurings (TDRs) and Vintage Disclosures. The guidance amends ASC 326 to eliminate the accounting guidance for TDRs by creditors, while enhancing disclosure requirements for certain loan refinancing and restructuring activities by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying TDR recognition and measurement guidance, creditors will be required to determine whether a modification results in a new loan or continuation of existing loan. These amendments are intended to enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. Additionally, the amendments in ASC 326 require that an entity disclose current-period gross write-offs by year of origination within the vintage disclosures, which requires that an entity disclose the amortized cost basis of financing receivables by credit quality indicator and class of financing receivable by year of origination. The guidance is only for entities that have adopted the amendments in Update 2016-13 for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. This update is not expected to have a significant impact on the Corporation’s financial statements.

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

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 3 – Securities

Debt securities

The following tables summarize the Corporation’s debt securities as of March 31, 2023 and June 30, 2022:

Available –for-Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2023
Obligations of U.S. Treasury	$8,933	$—	$(499)	$8,434
Obligations of U.S. government-sponsored entities and agencies	30,600	8	(3,362)	27,246
Obligations of state and political subdivisions	99,955	185	(8,082)	92,058
U.S. Government-sponsored mortgage-backed securities–residential	106,444	21	(14,244)	92,221
U.S. Government-sponsored mortgage-backed securities– commercial	8,608	—	(1,652)	6,956
U.S. Government-sponsored collateralized mortgage obligations– residential	49,577	51	(4,780)	44,848
Other debt securities	17,224	—	(1,652)	15,572
Total securities available-for-sale	$321,341	$265	$(34,271)	$287,335

Held-to-Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
March 31, 2023
Obligations of state and political subdivisions	$7,338	$—	$(399)	$6,939

Available-for-sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2022
Obligation of U.S Treasury	$8,909	$—	$(462)	$8,447
Obligations of U.S. government-sponsored entities and agencies	28,689	—	(2,424)	26,265
Obligations of state and political subdivisions	105,977	129	(8,749)	97,357
U.S. Government-sponsored mortgage-backed securities – residential	113,812	13	(11,642)	102,183
U.S. Government-sponsored mortgage-backed securities – commercial	8,623	—	(1,322)	7,301
U.S. Government-sponsored collateralized mortgage obligations – residential	40,952	1	(2,774)	38,179
Other debt securities	17,367	—	(752)	16,615
Total available-for-sale securities	$324,329	$143	$(28,125)	$296,347

Held-to-maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
June 30, 2022
Obligations of state and political subdivisions	$7,874	$47	$(90)	$7,831

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Proceeds from the sale of available-for-sale securities were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Proceeds from sales	$5,977	$—	$9,685	$1,000
Gross realized gains	35	—	43	2
Gross realized losses	37	—	60	—

The income tax benefit related to the net realized loss amounted to $4 for the nine-month period ended March 31, 2023. The income tax effect related to the net realized gains or losses amounted to less than $1 for the three-month period ended March 31, 2023 and the nine-month period ended March 31, 2022.

The amortized cost and fair values of debt securities as of March 31, 2023, by expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

Available-for-Sale	Amortized Cost	Estimated Fair Value
Due in one year or less	$5,247	$5,121
Due after one year through five years	29,863	28,596
Due after five years through ten years	52,185	46,942
Due after ten years	69,417	62,651
Total	156,712	143,310

U.S. Government-sponsored mortgage-backed and related securities	164,629	144,025
Total securities available-for-sale	$321,341	$287,335

Held-to-Maturity
Due after one year through five years	$171	$170
Due after five years through ten years	3,289	3,210
Due after ten years	3,878	3,559
Total securities held-to-maturity	$7,338	$6,939

Securities with a carrying value of approximately $131,005 and $126,679 were pledged at March 31, 2023 and June 30, 2022, respectively, to secure public deposits and commitments as required or permitted by law.

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table summarizes the securities with unrealized losses as of March 31, 2023 and June 30, 2022, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or more		Total
Available-for-sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2023
Obligation of U.S. Treasury	$—	$—	$8,434	$(499)	$8,434	$(499)
Obligations of U.S. government-sponsored entities and agencies	5,624	(346)	19,421	(3,016)	25,045	(3,362)
Obligations of state and political subdivisions	31,090	(1,102)	46,129	(6,980)	77,219	(8,082)
U.S. Government-sponsored mortgage-backed securities – residential	11,095	(742)	78,403	(13,502)	89,498	(14,244)
U.S. Government-sponsored mortgage-backed securities – commercial	—	—	6,956	(1,652)	6,956	(1,652)
Collateralized mortgage obligations - residential	22,560	(1,250)	16,697	(3,530)	39,257	(4,780)
Other debt securities	940	(60)	14,632	(1,592)	15,572	(1,652)
Total temporarily impaired	$71,309	$(3,500)	$190,672	$(30,771)	$261,981	$(34,271)

	Less than 12 Months		12 Months or more		Total
Held to Maturity	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2023
Obligations of state and political subdivisions	$3,729	$(320)	$3,210	$(79)	$6,939	$(399)
Total temporarily impaired	$3,729	$(320)	$3,210	$(79)	$6,939	$(399)

	Less than 12 Months		12 Months or more		Total
Available-for-sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2022
Obligations of U.S. Treasury	$8,447	$(462)	$—	$—	$8,447	$(462)
Obligations of U.S. government-sponsored entities and agencies	26,265	(2,424)	—	—	26,265	(2,424)
Obligations of state and political subdivisions	80,445	(8,331)	2,047	(418)	82,492	(8,749)
Mortgage-backed securities – residential	76,526	(7,586)	24,569	(4,056)	101,095	(11,642)
Mortgage-backed securities – commercial	7,301	(1,322)	—	—	7,301	(1,322)
Collateralized mortgage obligations - residential	30,729	(2,308)	2,713	(466)	33,442	(2,774)
Other debt securities	16,156	(711)	459	(41)	16,615	(752)
Total temporarily impaired	$245,869	$(23,144)	$29,788	$(4,981)	$275,657	$(28,125)

	Less than 12 Months		12 Months or more		Total
Held to Maturity	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2022
Obligations of state and political subdivisions	$3,522	$(90)	—	$—	$3,522	$(90)
Total temporarily impaired	$3,522	$(90)	$—	$—	$3,522	$(90)

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

At March 31, 2023, there were a total of 381 available-for-sale and four held-to-maturity securities in the portfolio with unrealized losses due to an increase in market interest rates when compared to the time of purchase. The unrealized losses within the securities portfolio as of March 31, 2023, have not been recognized into income because the decline in fair value is not attributed to credit quality and management does not intend to sell, and it is not likely that management will be required to sell, the securities prior to their anticipated recovery. The mortgage-backed securities and collateralized mortgage obligations were primarily issued by Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support. The Corporation does not own any private label mortgage-backed securities. The municipal bond portfolio consists of tax-exempt and taxable general obligations and revenue bonds to a broad range of counties, towns, school districts, and other essential service providers. As of March 31, 2023, 98.7% of the municipal bonds held in the available-for-sale portfolio had an S&P or Moody’s investment grade rating, and 1.3% were non-rated issues. The municipal bonds in the held-to-maturity portfolio are all non-rated issues to local customers.

Equity Securities

The Corporation owned equity securities with an amortized cost of $400 as of March 31, 2023, and June 30, 2022. Changes in the fair value of these securities are included in noninterest income on the consolidated statements of income. The following table presents the net unrealized losses on equity securities recognized in earnings for the three and nine-month periods ended March 31, 2023 and 2022. There were no sales of equity securities during the three and nine-month periods ended March 31, 2023 and 2022.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Unrealized gain (loss) recognized on equity securities held at the end of the period	$19	$—	$(14)	$—

Note 4 – Loans

Major classifications of loans were as follows:

	March 31, 2023	June 30, 2022
Commercial	$99,203	$87,008
Commercial real estate:
Construction	18,340	15,158
Other	319,955	291,847
1 – 4 Family residential real estate:
Owner occupied	153,760	142,244
Non-owner occupied	24,254	26,029
Construction	7,264	4,317
Consumer	66,290	44,964
Subtotal	689,066	611,567
Net deferred loan fees and costs	226	276
Allowance for loan losses	(7,823)	(7,160)
Net Loans	$681,469	$604,683

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2023:

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,006	$4,084	$1,677	$908	$7,675
Provision for loan losses	132	(103)	70	61	160
Loans charged-off	—	—	—	(56)	(56)
Recoveries	—	—	—	44	44
Total ending allowance balance	$1,138	$3,981	$1,747	$957	$7,823

The following table presents the activity in the allowance for loan losses by portfolio segment for the nine months ended March 31, 2023:

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total
Allowance for loan losses:
Beginning balance	$960	$3,927	$1,645	$628	$7,160
Provision for loan losses	178	53	106	458	795
Loans charged-off	—	—	(6)	(247)	(253)
Recoveries	—	1	2	118	121
Total ending allowance balance	$1,138	$3,981	$1,747	$957	$7,823

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2022:

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total
Allowance for loan losses:
Beginning balance	$976	$4,049	$1,490	$417	$6,932
Provision for loan losses	48	(58)	(16)	111	85
Loans charged-off	—	—	(1)	(30)	(31)
Recoveries	2	—	—	9	11
Total ending allowance balance	$1,026	$3,991	$1,473	$507	$6,997

The following table presents the activity in the allowance for loan losses by portfolio segment for the nine months ended March 31, 2022:

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total
Allowance for loan losses:
Beginning balance	$904	$3,949	$1,307	$311	$6,471
Provision for loan losses	99	40	191	215	545
Loans charged-off	—	—	(41)	(77)	(118)
Recoveries	23	2	16	58	99
Total ending allowance balance	$1,026	$3,991	$1,473	$507	$6,997

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2023. Included in the recorded investment in loans is $1,561 of accrued interest receivable.

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total
Ending allowance for loan losses balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—
Acquired loans collectively evaluated for impairment	—	42	75	—	117
Originated loans collectively evaluated for impairment	1,138	3,939	1,672	957	7,706
Total ending allowance balance	$1,138	$3,981	$1,747	$957	$7,823

Recorded investment in loans:
Loans individually evaluated for impairment	$315	$38	$45	$—	$398
Acquired loans collectively evaluated for impairment	650	7,443	23,778	1,605	33,476
Originated loans collectively evaluated for impairment	98,501	330,864	162,953	64,661	656,979
Total ending loans balance	$99,466	$338,345	$186,776	$66,266	$690,853

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

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents information related to unpaid principal balance, recorded investment and interest income associated with loans individually evaluated for impairment by class of loans as of March 31, 2023 and for the nine months ended March 31, 2023:

	As of March 31, 2023			Nine Months ended March 31, 2023
	Unpaid		Allowance for Loan	Average	Interest	Cash Basis
	Principal	Recorded	Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial	$407	$315	$—	$303	$27	$27
Commercial real estate:
Other	78	38	—	40	5	5
1-4 Family residential real estate:
Owner occupied	44	18	—	20	2	2
Non-owner occupied	27	27	—	42	—	—
Total	$556	$398	$—	$405	$34	$34

The following table presents information related to average recorded investment and interest income associated with loans individually evaluated for impairment by class of loans for the three months ended March 31, 2023:

	Average	Interest	Cash Basis
	Recorded	Income	Interest
	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial	$315	$9	$9
Commercial real estate:
Other	39	1	1
1-4 Family residential real estate:
Owner occupied	18	—	—
Non-owner occupied	27	—	—
Total	$399	$10	$10

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents information related to unpaid principal balance, recorded investment and interest income associated with loans individually evaluated for impairment by class of loans as of June 30, 2022 and for the nine months ended March 31, 2022:

	As of June 30, 2022			Nine Months ended March 31, 2022
	Unpaid		Allowance for Loan	Average	Interest	Cash Basis
	Principal	Recorded	Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial	$414	$276	$—	$294	$—	$—
Commercial real estate:
Other	83	42	—	620	104	104
1-4 Family residential real estate:
Owner occupied	48	22	—	242	4	4
Non-owner occupied	193	133	—	114	75	75
With an allowance recorded:
Commercial	—	—	—	126	6	6
Total	$738	$473	$—	$1,396	$189	$189

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

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the recorded investment in non-accrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2023 and June 30, 2022:

	March 31, 2023		June 30, 2022
		Loans Past Due		Loans Past Due
		Over 90 Days		Over 90 Days
		Still		Still
	Non-accrual	Accruing	Non-accrual	Accruing
Commercial	$—	$—	$276	$9
Commercial Real Estate:
Other	—	53	—	—
1 – 4 Family residential:
Owner occupied	18	—	22	—
Non-owner occupied	27	—	133	—
Consumer	—	100	—	—
Total	$45	$153	$431	$9

Non-accrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the aging of the recorded investment in past due loans as of March 31, 2023 by class of loans:

	Days Past Due
	30 –59	60 - 89	90 Days or	Total	Loans Not
	Days	Days	Greater	Past Due	Past Due	Total
Commercial	$—	$—	$—	$—	$99,466	$99,466
Commercial real estate:
Construction	—	—	—	—	18,361	18,361
Other	—	—	53	53	319,931	319,984
1-4 Family residential:
Owner occupied	522	127	—	649	154,527	155,176
Non-owner occupied	3	—	27	30	24,235	24,265
Construction	—	—	—	—	7,335	7,335
Consumer	352	99	100	551	65,715	66,266
Total	$877	$226	$180	$1,283	$689,570	$690,853

The above table of past due loans includes the recorded investment in non-accrual loans of $27 in the 90 days or greater category and $18 in the loans not past due category.

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

Troubled Debt Restructurings:

The Corporation has certain loans that have been modified in order to maximize collection of loan balances that are classified as TDRs. A modified loan is usually classified as a TDR if, for economic reasons, management grants a concession to the original terms and conditions of the loan to a borrower who is experiencing financial difficulties that it would not have otherwise considered.

As of March 31, 2023 and June 30, 2022, the Corporation had $354 and $318, respectively, of loans classified as TDRs which are included in impaired loans above. As of March 31, 2023 and June 30, 2022, the Corporation had not committed to lend any additional funds to customers with outstanding loans that were classified as troubled debt restructurings. As of March 31, 2023 and June 30, 2022 there were no specific reserves allocated to these loans.

During the three- and nine-month periods ended March 31, 2023 and 2022, there were no loan modifications completed that were classified as troubled debt restructurings. There were no charge-offs from troubled debt restructurings that were completed during the three- and nine-month periods ended March 31, 2023 and 2022.

There were no loans classified as troubled debt restructurings for which there was a payment default within 12 months following the modification during the three- and nine-month periods ended March 31, 2023 and 2022. A loan is considered in payment default once it is 90 days contractually past due under the modified terms.

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

	As of March 31, 2023
		Special			Not
	Pass	Mention	Substandard	Doubtful	Rated
Commercial	$97,687	$1,059	$556	$—	$164
Commercial real estate:
Construction	18,361	—	—	—	—
Other	311,540	3,452	4,352	—	640
1-4 Family residential real estate:
Owner occupied	2,272	—	18	18	152,868
Non-owner occupied	23,818	53	109	27	258
Construction	2,860	—	—	—	4,475
Consumer	1,646	—	—	—	64,620
Total	$458,184	$4,564	$5,035	$45	$223,025

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

Assets and liabilities measured at fair value on a recurring basis are summarized below, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Balance at March 31,	Fair Value Measurements at March 31, 2023
	2023	Level 1	Level 2	Level 3
Assets:
Obligations of U.S. Treasury	$8,434	$—	$8,434	$—
Obligations of U.S. government-sponsored entities and agencies	27,246	—	27,246	—
Obligations of state and political subdivisions	92,058	—	92,058	—
U.S. Government-sponsored mortgage-backed securities – residential	92,221	—	92,221	—
U.S. Government-sponsored mortgage-backed securities – commercial	6,956	—	6,956	—
U.S. Government-sponsored collateralized mortgage obligations - residential	44,848	—	44,848	—
Other debt securities	15,572	—	15,572	—
Equity securities	386	—	386	—

	Balance at June 30,	Fair Value Measurements at June 30, 2022
	2022	Level 1	Level 2	Level 3
Assets:
Obligations of U.S. treasury	$8,447	$—	$8,447	$—
Obligations of U.S. government-sponsored entities and agencies	26,265	—	26,265	—
Obligations of state and political subdivisions	97,357	—	97,357	—
U.S. government-sponsored mortgage-backed securities - residential	102,183	—	102,183	—
U.S. government-sponsored mortgage-backed securities - commercial	7,301	—	7,301	—
U.S. government-sponsored collateralized mortgage obligations - residential	38,179	—	38,179	—
Other debt securities	16,615	—	16,615	—
Equity securities	400	—	400	—

There were no transfers between Level 1 and Level 2 during the three-month and nine-month periods ended March 31, 2023.

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

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Impaired Loans: At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive specific allocations of the allowance for loan losses or are charged down to their fair value. For collateral dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. There were no impaired loans measured at fair value on a non-recurring basis at March 31, 2023 or June 30, 2022 and there was no impact to the provision for loan losses for the three-month or nine- month periods ended March 31, 2023 or 2022.

Other Real Estate and Repossessed Assets Owned: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Real estate owned properties and other repossessed assets, which are primarily vehicles, are evaluated on a quarterly basis for additional impairment and adjusted accordingly. There was no other real estate owned or other repossessed assets being carried at fair value as of March 31, 2023 or June 30, 2022.

The following table shows the estimated fair values of financial instruments that are reported at amortized cost in the Corporation’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	March 31, 2023		June 30, 2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Level 1 inputs:
Cash and cash equivalents	$25,207	$25,207	$20,952	$20,952
Level 2 inputs:
Certificates of deposit in other financial institutions	2,757	2,660	3,781	3,847
Loans held for sale	999	1,015	1,165	1,188
Accrued interest receivable	3,020	3,020	2,703	2,703
Level 3 inputs:
Securities held-to-maturity	7,338	6,939	7,874	7,831
Loans, net	681,469	627,732	604,683	577,708
Financial Liabilities:
Level 2 inputs:
Demand and savings deposits	761,523	761,523	784,181	784,181
Time deposits	192,876	189,745	102,381	102,622
Short-term borrowings	23,599	23,599	21,295	21,295
Federal Home Loan Bank advances	8,190	7,156	8,256	7,215
Accrued interest payable	258	258	49	49

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 6 – Earnings Per Share

Basic earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period and is equal to net income divided by the weighted average number of shares outstanding during the period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares that may be issued upon the vesting of restricted stock awards. There were 5,328 shares of restricted stock that were anti-dilutive for the three-month and nine-month periods ended March 31, 2023. There were no shares of restricted stock that were anti-dilutive for the three-month period ended March 31, 2022 and 8,878 shares of restricted stock that were anti-dilutive for the nine month period ended March 31, 2022. The following table details the calculation of basic and diluted earnings per share:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2023	2022	2023	2022
Basic:
Net income available to common shareholders	$2,636	$2,585	$7,980	$8,412
Weighted average common shares outstanding	3,078,595	3,039,049	3,072,336	3,036,473
Basic income per share	$0.86	$0.85	$2.60	$2.77

Diluted:
Net income available to common shareholders	$2,636	$2,585	$7,980	$8,412
Weighted average common shares outstanding	3,078,595	3,039,049	3,072,336	3,036,473
Dilutive effect of restricted stock	1,218	503	—	275
Total common shares and dilutive potential common shares	3,079,813	3,039,552	3,072,336	3,036,748
Dilutive income per share	$0.86	$0.85	$2.60	$2.77

Note 7 –Accumulated Other Comprehensive Income (Loss)

The components of other comprehensive income related to unrealized gains and losses on available-for-sale securities for the three-month periods ended March 31, 2023 and 2022, were as follows:

	Pretax	Tax Effect	After-tax	Affected Line Item in Consolidated Statements of Income
Balance as of December 31, 2022	$(38,678)	$8,122	$(30,556)
Unrealized holding gains on available-for-sale securities arising during the period	4,670	(981)	3,689
Amounts reclassified from accumulated other comprehensive income	2	—	2	(a)(b)
Net current period other comprehensive gain	4,672	(981)	3,691
Balance as of March 31, 2023	$(34,006)	$7,141	$(26,865)

	Pretax	Tax Effect	After-tax	Affected Line Item in Consolidated Statements of Income
Balance as of December 31, 2021	$2,003	$(421)	$1,582
Net current period other comprehensive loss	(16,891)	3,548	(13,343)	(a)(b)
Balance as of March 31, 2022	$(14,888)	$3,127	$(11,761)

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

	Pretax	Tax Effect	After-tax	Affected Line Item in Consolidated Statements of Income
Balance as of June 30, 2022	$(27,982)	$5,876	$(22,106)
Unrealized holding losses on available-for-sale securities arising during the period	(6,041)	1,269	(4,772)
Amounts reclassified from accumulated other comprehensive income	17	(4)	13	(a)(b)
Net current period other comprehensive loss	(6,024)	1,265	(4,759)
Balance as of March 31, 2023	$(34,006)	$7,141	$(26,865)

	Pretax	Tax Effect	After-tax	Affected Line Item in Consolidated Statements of Income
Balance as of June 30, 2021	$4,493	$(943)	$3,550
Unrealized holding losses on available-for-sale securities arising during the period	(19,379)	4,070	(15,309)
Amounts reclassified from accumulated other comprehensive income	(2)	—	(2)	(a)(b)
Net current period other comprehensive loss	(19,381)	4,070	(15,311)
Balance as of March 31, 2022	$(14,888)	$3,127	$(11,761)

(a) Securities (gains) losses, net

(b) Income tax expense

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations (continued)

(Dollars in thousands, except per share amounts)

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share data)

General

The following is management’s analysis of the Corporation’s results of operations for the three-and nine-month periods ended March 31, 2023, compared to the same period in 2022, and the consolidated balance sheet at March 31, 2023, compared to June 30, 2022. This discussion is designed to provide a more comprehensive review of the operating results and financial condition than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

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

Results of Operations

Three- and Nine-Month Periods Ended March 31, 2023 and 2022

Net income for the third quarter of fiscal year 2023 was $2,636, or $0.86 per common share, compared to $2,585, or $0.85 per common share for the three months ended March 31, 2022. The following are key highlights of our results of operations for the three months ended March 31, 2023, compared with the prior fiscal year comparable period:

●

net interest income increased by $314, or 4.0%, to $8,229 in the third quarter of fiscal year 2023 from the same prior year period primarily as a result of the growth in average interest-earning assets;

●

a $160 provision for loans loss expense was recorded for the three-month period ended March 31, 2023 compared with $85 for the same prior year period primarily as a result of the organic growth within the loan portfolio in the third quarter of fiscal year 2023;

●

noninterest income increased by $56, or 5.0%, in the third quarter of fiscal year 2023 from the same prior year period primarily as a result of a $40, or 8.1%, increase in debit card interchange income and a $24, or 6.6%, increase in service charges on deposit accounts which were partially offset by a $26, or 21.3%, decline in mortgage banking activity; and

●

noninterest expenses increased by $207, or 3.5%, in the third quarter of fiscal year 2023 from the same prior year period primarily due to increases in salaries and employee benefits and professional and director fees.

In the first nine months of fiscal year 2023, net income was $7,980, or $2.60 per common share, compared to $8,412, or $2.77 per common share for the nine months ended March 31, 2022. The following are key highlights of our results of operations for the nine months ended March 31, 2023, compared with the prior fiscal year comparable period:

●

net interest income increased by $968, or 4.0%, to $25,401 in the first nine months of fiscal year 2023 from the same prior year period primarily as a result of the growth in average interest-earning assets;

●

a $795 provision for loans loss expense was recorded for the nine-month period ended March 31, 2023 compared with $545 for the same prior year period primarily as a result of the organic growth within the loan portfolio;

●

noninterest income decreased by $152, or 4.2%, in the first nine months of fiscal year 2023 from the same prior year period primarily as a result of a $301, or 54.6%, decline in mortgage banking activity which was partially offset by a $89, or 8.2%, increase in service charges on deposit accounts and a $84, or 5.5%, increase in debit card interchange income; and

●

noninterest expenses increased by $1,124, or 6.5%, in the first nine months of fiscal year 2023 from the same prior year period primarily due to increases in salaries and employee benefits, occupancy and equipment expenses, and professional fees.

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations (continued)

(Dollars in thousands, except per share amounts)

The annualized return on average equity and return on average assets were 20.63% and 1.05%, respectively, for the nine months ended March 31, 2023 compared to 15.63% and 1.18%, respectively, for the same prior year period.

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

The Corporation’s net interest margin was 3.27% for the three months ended March 31, 2023, compared with 3.50% for the same period in 2022. FTE net interest income for the three months ended March 31, 2023 increased by $201, or 2.5%, to $8,244 from $8,043 for the same prior year period.

The yield on average interest-earning assets increased to 4.18% for the three months ended March 31, 2023, compared with 3.65% for the same period last year. Tax-equivalent interest income increased by $2,156, or 25.7%, for the three months ended March 31, 2023, from the same prior year period because of a $57,165, or 6.1%, increase in average interest-earning assets as well as the increase in current market rates. Interest expense for the three months ended March 31, 2023 increased by $1,955 from the same prior year period primarily due to an increase in deposit and short-term borrowing costs as a result of higher market interest rates and increased competition for deposits. The Corporation’s cost of funds increased to 1.30% for the three months ended March 31, 2023 compared with 0.21% for the same prior year period.

The Corporation’s net interest margin was 3.43% for the nine months ended March 31, 2023, compared with 3.63% for the same period in 2022. FTE net interest income for the nine months ended March 31, 2023 increased by $821, or 3.3%, to $25,628 from $24,807 for the same prior year period.

Tax-equivalent interest income increased by $4,004, or 15.5%, for the nine months ended March 31, 2023 from the same prior year period. Interest income was positively impacted by a $48,772, or 5.3%, increase in average interest-earning assets from the same prior year period as well by the impact of higher current market rates, which more than offset the loss of the $2,419 of interest and fee income that was recognized on the Paycheck Protection Program loans during the nine-month period ended March 31, 2022 since these loans are now fully forgiven. The yield on average interest-earning assets increased to 3.99% for the nine months ended March 31, 2023, compared with 3.78% for the same period last year.

Interest expense for the nine months ended March 31, 2023 increased by $3,183 from the same prior year period primarily due to an increase in deposit and borrowing costs as a result of higher market interest rates and increased competition for deposits. The Corporation’s cost of funds increased to 0.82% for the nine months ended March 31, 2023 compared with 0.22% for the same prior year period.

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations (continued)

(Dollars in thousands, except per share amounts)

Average Balance Sheets and Analysis of Net Interest Income for the Three Months Ended March 31, (In thousands, except percentages)

	2023			2022
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Taxable securities	$208,735	$1,343	2.29%	$195,650	$903	1.83%
Nontaxable securities (1)	84,009	579	2.57	88,734	642	3.00
Loans receivable (1)	680,944	8,477	5.05	606,363	6,777	4.53
Federal bank and other restricted stocks	2,617	34	5.27	2,489	19	3.10
Equity securities	374	8	8.67	432	8	7.51
Interest bearing deposits and federal funds sold	10,191	95	3.78	36,037	31	0.35
Total interest-earning assets	986,870	10,536	4.18%	929,705	8,380	3.65%

Noninterest-earning assets	46,153			39,501

Total Assets	$1,033,023			$969,206

Interest-bearing liabilities:
NOW	$150,914	$300	0.81%	$146,651	$33	0.09%
Savings	353,037	843	0.97	361,569	94	0.11
Time deposits	174,460	941	2.19	109,876	130	0.48
Short-term borrowings	22,971	120	2.12	10,521	18	0.69
FHLB advances	14,222	88	2.51	16,276	62	1.54
Total interest-bearing liabilities	715,604	2,292	1.30%	644,893	337	0.21%

Noninterest-bearing liabilities:
Noninterest-bearing checking accounts	256,324			246,005
Other liabilities	7,370			7,390
Total liabilities	979,298			898,288
Shareholders’ equity	53,725			70,918

Total liabilities and shareholders’ equity	$1,033,023			$969,206

Net interest income, interest rate spread (1)		$8,244	2.88%		$8,043	3.44%

Net interest margin (net interest as a percent of average interest-earning assets) (1)			3.27%			3.50%

Federal tax exemption on non-taxable securities and loans included in interest income		$15			$128

Average interest-earning assets to interest-bearing liabilities	137.91%			144.16%

(1) calculated on a fully taxable equivalent basis utilizing a statutory federal income tax rate of 21.0%

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations (continued)

(Dollars in thousands, except per share amounts)

Average Balance Sheets and Analysis of Net Interest Income for the Nine Months Ended March 31, (In thousands, except percentages)

	2023			2022
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Taxable securities	$208,588	$3,892	2.20%	$177,284	$2,420	1.81%
Nontaxable securities (1)	86,328	1,970	2.77	85,677	1,870	3.01
Loans receivable (1)	650,353	23,566	4.83	592,351	21,346	4.80
Federal bank and other restricted stocks	2,408	104	5.75	2,478	59	3.17
Equity securities	383	25	8.70	427	25	7.80
Interest bearing deposits and federal funds sold	12,665	291	3.06	53,736	124	0.31
Total interest-earning assets	960,725	29,848	3.99%	911,953	25,844	3.78%

Noninterest-earning assets	47,115			37,393

Total Assets	$1,007,840			$949,346

Interest-bearing liabilities:
NOW	$156,844	$719	0.61%	$142,593	$101	0.09%
Savings	358,642	1,557	0.58	343,204	275	0.11
Time deposits	140,868	1,532	1.45	115,928	451	0.52
Short-term borrowings	21,925	274	1.66	10,332	21	0.27
FHLB advances	10,448	138	1.76	16,389	189	1.54
Total interest-bearing liabilities	688,727	4,220	0.82%	628,446	1,037	0.22%

Noninterest-bearing liabilities:
Noninterest-bearing checking accounts	260,095			242,012
Other liabilities	7,484			7,183
Total liabilities	956,306			877,641
Shareholders’ equity	51,534			71,705

Total liabilities and shareholders’ equity	$1,007,840			$949,346

Net interest income, interest rate spread (1)		$25,628	3.17%		$24,807	3.56%

Net interest margin (net interest as a percent of average interest-earning assets) (1)			3.43%			3.63%

Federal tax exemption on non-taxable securities and loans included in interest income		$227			$374

Average interest-earning assets to interest-bearing liabilities	139.49%			145.11%

(1) calculated on a fully taxable equivalent basis utilizing a statutory federal income tax rate of 21.0%

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations (continued)

(Dollars in thousands, except per share amounts)

Provision for Loan Losses

The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable incurred credit losses in the Bank’s loan portfolio that have been incurred at each balance sheet date. For the nine-month period ended March 31, 2023, the provision for loan losses was $795 compared with $545 for the same period last year. Net charge-offs of $132 were recorded during the nine-month period ended March 31, 2023 compared with net charge off of $19 for the same period last year. The loan loss provision expense recorded in fiscal year 2023 was primarily due to the organic growth within the loan portfolio.

Non-performing loans were $198 as of March 31, 2023, compared with $440 as of June 30, 2022 and $544 as of March 31, 2022. Non-performing loans to total loans were 0.03% at March 31, 2023 and 0.07% at June 30, 2022. Non-performing loans declined from June 30, 2022 since two loans were upgraded and returned to accrual status during the first quarter of fiscal year 2023. The allowance for loan losses as a percentage of loans was 1.13% at March 31, 2023 and 1.17% at June 30, 2022. Uncertainty remains regarding future levels of criticized and classified loans, non-performing loans and charge-offs. Management will continue to closely monitor changes in the loan portfolio and adjust the provision accordingly.

Noninterest Income

Noninterest income increased by $56, or 5.0%, for the third quarter of fiscal year 2023 from the same period last year. For the nine-month period ended March 31, 2023, noninterest income decreased by $152, or 4.2%, from the same period last year. The decrease in noninterest income was primarily the result of a reduction in mortgage banking activity from the same prior year period. Gains from the sale of mortgage loans to the secondary market declined as refinancing of mortgages slowed because of the increase in mortgage rates from the previous record lows. The decline in mortgage banking revenue was partially offset by increases in service charges on deposit accounts of $89, or 8.2%, and debit card interchange income of $84, or 5.5% for the nine-month period ended March 31, 2023 compared with the same period last year.

Noninterest Expenses

Total noninterest expenses increased by $207, or 3.5%, for the third quarter of fiscal year 2023 and by $1,124, or 6.5%, for the nine-month period ended March 31, 2023 compared with the same periods last year. Salaries and employee benefit expenses increased by $626 thousand, or 6.3%, for the nine-month period ended March 31, 2023 compared to the same prior year period primarily due to merit and cost of living increases, the addition of lending staff, and increases in health care costs. Occupancy and equipment expenses increased by $136, or 6.1%, for the nine-month period ended March 31, 2023 compared to the same prior year period primarily because of investments in new security equipment and technology. Professional and director fees increased by $133, or 20.0%, for the nine-month period March 31, 2023 compared to the same prior year period.

The FDIC assessments decreased by $31, or 7.2%, for the nine-month period ended March 31, 2023 primarily due to a reduction in the assessment multiplier for the Bank since there is lower one-year asset growth rate. On October 18, 2022, the FDIC issued a final rule that will increase the initial base deposit insurance assessment rate paid by insured depository institutions by two basis points, beginning with the first quarterly assessment period of calendar year 2023. The proposed increase will remain in effect until the long-term goal of a 2% FDIC designated reserve ratio is achieved. Also, the FDIC has scheduled a board meeting on May 11, 2023 on its proposed rule on special assessments pursuant to systemic risk determination.

On September 2, 2022, the OCC announced reduced assessment rates for OCC-chartered community banks. Effective with the March 2023 assessment, the OCC will make a 40% reduction in assessments based on the first $200 million in bank assets and a 20% reduction for assets between $200 million and $20 billion.

Income Taxes

Income tax expenses were $565 and $1,646 for the three- and nine-month periods ended March 31, 2023, compared to $528 and $1,772 for the three-and nine-month periods ended March 31, 2022. The effective tax rates were 17.1% and 17.4% for the nine-month periods ended March 31, 2023 and 2022, respectively. The effective tax rates differed from the federal statutory rate because of tax-exempt income from obligations of state and political subdivisions, loans, and bank owned life insurance income.

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations (continued)

(Dollars in thousands, except per share amounts)

Financial Condition

Total assets as of March 31, 2023 were $1,049,369 compared to $977,313 at June 30, 2022, an increase of $72,056, or an annualized 5.5%. From June 30, 2022, total loans increased by $77,449, or an annualized 9.5% and total deposits increased by $67,837, or an annualized 5.7%.

Available-for-sale securities decreased from $296,347 as of June 30, 2022, to $287,335 as of March 31, 2023. As of March 31, 2023, the portfolio had an unrealized loss of $34,006 as a result of recent increases in market interest rates compared with the yields within the portfolio that were available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity or repricing dates or if market yields for such securities decline. The portfolio is primarily comprised of agency mortgage-backed securities, obligations of state and political subdivisions, other government agencies’ debt, corporate debt, and U.S. Treasury notes. The municipal bond portfolio consists of tax-exempt and taxable general obligations and revenue bonds to a broad range of counties, towns, school districts, and other essential service providers. As of March 31, 2023, 98.7% of the municipal bonds held in the available-for-sale portfolio had an S&P or Moody’s investment grade rating, and 1.3% were non-rated issues. As of March 31, 2023, the projected cash flow from the portfolio over the next 12 months was approximately $28,276 which may be available to reinvest into loans or securities at the then current market rates.

Total loans increased by $77,449, or an annualized 9.5%, from June 30, 2022. The growth in loans was primarily within the commercial real estate, consumer, and commercial loan portfolios. Consumer loan growth was primarily from indirect loans due to the expansion of consumer loan sales staff and an expanded dealer network.

Non-Performing Assets

The following table presents the aggregate amounts of non-performing assets and select ratios as of the dates indicated.

	March 31, 2023	June 30, 2022	March 31, 2022
Non-accrual loans	$45	$431	$544
Loans past due over 90 days and still accruing	153	9	—
Total non-performing loans	198	440	544
Other real estate and repossessed assets	—	—	—
Total non-performing assets	$198	$440	$544

Non-performing loans to total loans	0.03%	0.07%	0.09%
Allowance for loan losses to total non-performing loans	3,951.01%	1,627.27%	1,286.21%

As of March 31, 2023, impaired loans totaled $354, of which $45 are included in non-accrual loans. As of June 30, 2022, impaired loans totaled $473, of which $431 are included in non-accrual loans. Commercial and commercial real estate loans are classified as impaired if management determines that full collection of principal and interest, in accordance with the terms of the loan documents, is not probable. Impaired loans and non-performing loans have been considered in management’s analysis of the appropriateness of the allowance for loan losses. Management and the Board of Directors are closely monitoring these loans and believe that the prospects for recovery of principal and interest, less identified specific reserves, are favorable.

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

(Dollars in thousands, except per share amounts)

For the nine months ended March 31, 2023, net cash inflow from operating activities was $10,662, net cash outflows from investing activities was $75,090 and net cash inflows from financing activities was $68,683. A major source of cash was an increase of $67,837 in deposits and $25,053 from maturity, calls, principal pay downs and sales of available-for-sale securities. A major use of cash was a $77,592 increase in loans and the purchase of $22,742 of available-for-sale securities. Total cash and cash equivalents were $25,207 as of March 31, 2023, compared to $20,952 at June 30, 2022 and $51,328 at March 31, 2022.

The Bank offers several types of deposit products to a diverse base of business, public fund, and personal customers. We believe the rates offered by the Bank and the fees charged for them are competitive with the rates and fees charged by other banks for similar deposit products currently available in the market area. Deposits totaled $954,399 at March 31, 2023, an increase of $67,837, or 5.7%, compared with $886,562 at June 30, 2022. As of March 31, 2023, the estimated percentage of uninsured deposits, excluding collateralized public fund deposits, was 21.2%.

Jumbo time deposits (those with balances of $250 and over) totaled $63,477 as of March 31, 2023 and $18,164 as of June 30, 2022 and are from local customers and businesses. These deposits are monitored closely by the Corporation and are mainly priced on an individual basis. The Corporation has the option to use a fee-paid broker or CD listing service to obtain deposits from outside its normal service area as an additional source of funding. The Corporation, however, does not rely upon these types of deposits as a primary source of funding. Although management monitors interest rates on an ongoing basis, a quarterly rate sensitivity report is used to determine the effect of interest rate changes on the financial statements. In the opinion of management, enough assets or liabilities could be repriced over the near term (up to three years) to compensate for such changes. The spread on interest rates, or the difference between the average earning assets and the average interest-bearing liabilities, is monitored quarterly.

To provide additional sources of liquidity, the Corporation has lines of credit with other financial institutions and entered into agreements with the FHLB of Cincinnati and the Federal Reserve Discount Window. At March 31, 2023, advances from the FHLB of Cincinnati totaled $8,190 compared with $8,256 at June 30, 2022. As of March 31, 2023, the Bank had the ability to borrow an additional $98,600 from the FHLB of Cincinnati based on a blanket pledge of qualifying first mortgage and multi-family loans. The Corporation considers the FHLB of Cincinnati to be a reliable source of liquidity funding, secondary to its deposit base.

Short-term borrowings consisted of repurchase agreements, which are financing arrangements that mature daily, and a line of credit for the Corporation. The Bank pledges securities as collateral for the repurchase agreements. Short-term borrowings totaled $23,599 at March 31, 2023 and $21,295 at June 30, 2022.

To meet the financial needs of our customers, we have issued commitments to originate mortgage, commercial, construction, and consumer loans and commitments for commercial, home equity, and consumer lines of credit. Since commitments to extend credit have a fixed expiration date or other termination clause, some commitments will expire without being drawn upon and the total commitment amounts do not necessarily represent future cash requirements. Financial standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The same credit policies are used in making commitments and financial standby letters of credit as are used for on-balance sheet instruments. Total unused commitments were $152,578 as of March 31, 2023 and $149,500 as of June 30, 2022.

Capital Resources

Total shareholders’ equity increased to $56,293 as of March 31, 2023, from $53,970 as of June 30, 2022 primarily because of net income of $7,980 for the nine-month period ended March 31, 2023. This was partially offset by an increase of $4,759 in the accumulated other comprehensive loss from the mark-to-market of available-for-sale securities and from cash dividends paid of $1,569. As market interest rates rise, the fair value of fixed-rate available-for-sale securities decline with a corresponding net of tax decline recorded in the accumulated other comprehensive loss portion of equity. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such securities decline.

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

As of March 31, 2023, the Bank’s common equity tier 1 capital and tier 1 capital ratios were 11.05% and the leverage and total risk-based capital ratios were 7.63% and 12.12%, respectively. This compares with common equity tier 1 capital and tier 1 capital ratios of 11.39% and leverage and total risk-based capital ratios of 7.39% and 12.49%, respectively, as of June 30, 2022. The Bank exceeded minimum regulatory capital requirements to be considered well-capitalized for both periods. Management is not aware of any matters occurring subsequent to March 31, 2023 that would cause the Bank’s capital category to change.

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
●

unanticipated changes in our liquidity position, including, but not limited to, changes in the cost of liquidity, our ability to find alternative funding sources, and potential market reactions to the default or risk of default by other financial institutions;

●	the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities, and insurance) with which we must comply;
●	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;
●	breaches of security or failures of our technology systems due to technological or other factors and cybersecurity threats;
●	changes in consumer spending, borrowing and savings habits;
●	declining asset values impacting the underlying value of collateral;
●	changes in accounting policies, rules and interpretations;
●	our ability to attract and retain qualified employees;
●	competitive pressures on product pricing and services; and
●	changes in the reliability of our vendors, internal control systems or information systems.

CONSUMERS BANCORP, INC.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by the report, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15e. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2023.

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

CONSUMERS BANCORP, INC. (Registrant)

Date: May 12, 2023	/s/ Ralph J. Lober
Ralph J. Lober, II President & Chief Executive Officer (principal executive officer)

Date: May 12, 2023	/s/ Renee K. Wood
Renee K. Wood Chief Financial Officer & Treasurer (principal financial officer)