Form 10-K
period 2023-06-30
CONSUMERS BANCORP INC /OH/
filed 2023-09-07
CIK 1006830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

☐	Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For The Transition Period From                      To                      .

For the fiscal year ended June 30, 2023

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.          ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.         ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.          ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).          ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).             Yes ☐    No ☒

Based on the closing sales price on December 31, 2022, the aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant was approximately $53,283,395.

The number of shares outstanding of the Registrant’s common stock, no par value, was 3,096,100 at September 7, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Certain specifically designated portions of Consumers Bancorp, Inc.’s definitive Proxy Statement, dated September 7, 2023, for its 2023 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

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

Consumers National Bank is a community-oriented financial institution that offers a wide range of commercial and consumer loan and deposit products, as well as mortgage, financial planning and investment services to individuals, farmers and small and medium sized businesses in our markets. Since 1965, the Bank’s main office has been serving Minerva, Ohio, and surrounding areas from its location at 614 East Lincoln Way, Minerva, Ohio. The Bank seeks to be the provider of choice for financial solutions to customers who value exceptional personalized service, local decision making, and modern banking technology. The Bank’s business involves attracting deposits from businesses and individual customers and using such deposits to originate commercial, mortgage and consumer loans in its market area, consisting primarily of Carroll, Columbiana, Jefferson, Mahoning, Stark, Summit and Wayne counties in Ohio. Its market includes these counties as well as the contiguous counties in northeast Ohio, western Pennsylvania, and northern West Virginia. As of June 30, 2023, the Bank had 21 full-service branch locations and one loan production office. The Bank also invests in securities consisting primarily of obligations of U.S. government-sponsored entities, municipal obligations and mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae.

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

Privacy Provisions of Gramm-Leach-Bliley Act: The Gramm-Leach-Bliley Act of 1999 contains extensive provisions on a customer’s right to privacy of non-public personal information. Under these provisions, a financial institution must provide its customers with the institution’s policies and procedures regarding the handling of customers’ non-public personal information. Except in certain cases, an institution may not provide personal information to unaffiliated third parties unless the institution discloses that such information may be disclosed, and the customer is given the opportunity to opt out of such disclosure. The Corporation and the Bank are also subject to certain state laws that deal with the use and distribution of non-public personal information.

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

Current Expected Credit Loss Model: In December 2018, the OCC, the Federal Reserve Board, and the FDIC issued a final rule to address regulatory treatment of credit loss allowances under the current expected credit loss (CECL) model. The rule revised the federal banking agencies’ regulatory capital rules to identify which credit loss allowances under the CECL model are eligible for inclusion in regulatory capital and to provide banking organizations the option to phase in over three years the day one adverse effects on regulatory capital that may result from the adoption of the CECL model. The Bank adopted the CECL model on July 1, 2023 since it’s a smaller reporting company and expects to elect to phase in the day-one effect of adopting CECL for regulatory capital purposes.

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

The OCC and the FDIC may take various corrective actions against any undercapitalized bank and any bank that fails to submit an acceptable capital restoration plan or fails to implement a plan accepted by the OCC or the FDIC.  These powers include, but are not limited to, requiring the institution to be recapitalized, prohibiting asset growth, restricting interest rates paid, requiring prior approval of capital distributions by any bank holding company that controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring new election of directors, and requiring the dismissal of directors and officers. The OCC’s final supervisory judgment concerning an institution’s capital adequacy could differ significantly from the conclusions that might be derived from the absolute level of an institution’s risk-based capital ratios. Therefore, institutions generally are expected to maintain risk-based capital ratios that exceed the minimum ratios. As of June 30, 2023, the Bank exceeded minimum regulatory capital requirements to be considered well-capitalized.

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

USA PATRIOT Act: In 2001, Congress enacted the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (Patriot Act). The Patriot Act is designed to deny terrorists and criminals the ability to obtain access to the United States’ financial system and has significant implications for depository institutions, brokers, dealers, and other businesses involved in the transfer of money. The Patriot Act mandates that financial services companies implement additional policies and procedures with respect to additional measures designed to address any or all the following matters: money laundering, terrorist financing, identifying and reporting suspicious activities and currency transactions, and currency crimes.

The Anit-Money Laundering Act: In 2021, Congress enacted the Anti-Money Laundering Act of 2020 (AMLA), which amended the Bank Secrecy Act of 1970 (BSA). The AMLA is intended to be a comprehensive reform and modernization to U.S. bank secrecy and anti-money laundering laws. Among other things, the AMLA codifies a risk-based approach to anti-money laundering compliance for financial institutions; requires the development of standards for evaluating technology and internal processes for BSA compliance; expands enforcement-related and investigation-related authority, including increasing available sanctions for certain BSA violations and instituting BSA whistleblower initiatives and protections.

Office of Foreign Assets Control Regulation: The U.S. Treasury Department’s Office of Foreign Assets Control (OFAC) administers and enforces economic and trade sanctions against targeted foreign countries and regimes, under authority of various laws, including designated foreign countries, nationals and others. OFAC publishes lists of specially designated targets and countries. We are responsible for, among other things, blocking accounts of, and transactions with, such targets and countries, prohibiting unlicensed trade and financial transactions with them and reporting blocked transactions after their occurrence. Failure to comply with these sanctions could have serious financial, legal and reputational consequences, including applicable bank regulatory authorities not approving merger or acquisition transactions when regulatory approval is required or prohibiting such transactions even if approval is not required. Regulatory authorities have imposed cease and desist orders and civil money penalties against institutions found to be violating these obligations.

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

In February 2018, the SEC published interpretive guidance to assist public companies in preparing disclosures about cybersecurity risks and incidents. These SEC guidelines, and any other regulatory guidance, are in addition to notification and disclosure requirements under state and federal banking law and regulations. In addition, in July 2023, the SEC adopted rules that require disclosure of material cybersecurity incidents, processes, if any, for assessing, identifying and managing material cybersecurity risk as well as whether any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect the Corporation.

In November 2021, the OCC, the FRB and the FDIC issued a final rule, which became effective in May 2022, requiring banking organizations that experience a computer-security incident to notify certain entities. A computer-security incident occurs when actual or potential harm to the confidentiality, integrity, or availability of an information system or the information occurs, or there is a violation or imminent threat of a violation to banking security policies and procedures. The affected bank must notify its respective federal regulator of the computer-security incident as soon as possible and no later than 36 hours after the bank determines a computer-security incident that rises to the level of a notification event has occurred. These notifications are intended to promote early awareness of threats to banking organizations and will help banks react to those threats before they manifest into larger incidents. This rule also requires bank service providers to notify their bank organization customers of a computer-security incident that has caused, or is reasonably likely to cause, a material service disruption or degradation.

Furthermore, the Cyber Incident Reporting for Critical Infrastructure Act, enacted in March 2022, will require, once administrative rules are adopted, certain covered entities, including those in the financial services industry, to report a covered cyber incident to the U.S. Department of Homeland Security’s Cybersecurity & Infrastructure Security Agency (CISA) within 72 hours after it reasonably believes an incident has occurred. Separate reporting to CISA will also be required within 24 hours if a ransom payment is made as a result of a ransomware attack.

State regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations. Recently, several states have adopted regulations requiring certain financial institutions to implement cybersecurity programs and many states have also recently implemented or modified their data breach notification, information security and data privacy requirements. We expect this trend of state-level activity in those areas to continue and we are monitoring developments in the states in which our customers are located.

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

Executive and Incentive Compensation: Under the Dodd-Frank Act and rules adopted by the SEC in October 2022, public companies will be required, once stock exchanges adopt additional listing requirements, to adopt and implement “clawback” policies for incentive compensation payments and to disclose the details of the procedures for recovery of incentive compensation that was paid on the basis of erroneous financial information necessitating an accounting restatement due to material noncompliance with financial reporting requirements. Such clawback policies are intended to apply to compensation paid within the three completed fiscal years immediately preceding the date the issuer is required to prepare a restatement and would cover all executives (including former executives) who received incentive awards.

Employees

As of June 30, 2023, the Bank employed 173 full-time and 21 part-time employees. None of the employees are represented by a collective bargaining group. Management considers its relations with employees to be good.

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

Item 1A—Risk Factors

Not applicable for Smaller Reporting Companies.

Item 1B—Unresolved Staff Comments

None.

Item 2—Properties

The Bank operates 21 full-service banking facilities and one loan production office (LPO) as noted below:

Location	Address	Owned	Leased
Adena	9 East Main Street, Adena, Ohio 43901	X
Alliance	610 West State Street, Alliance, Ohio 44601		X
Bergholz	256 2nd Street, Bergholz, Ohio 43908		X
Brewster	210 Wabash Ave S, Brewster, Ohio 44613	X
Calcutta	49028 Foulks Drive, Calcutta, Ohio 43920	X
Carrollton	1017 Canton Road NW, Carrollton, Ohio 44615		X
Dillonvale	44 Smithfield Street, Dillonvale, Ohio 43917	X
East Canton	440 W. Noble, East Canton, Ohio 44730	X
Fairlawn	3680 Embassy Parkway Suite B, Fairlawn, Ohio 44333		X
Green	4086 Massillon Road, Green, Ohio 44685		X
Hanoverton	30034 Canal Street, P.O. Box 178, Hanoverton, Ohio 44423	X
Hartville	1215 W. Maple Street, Hartville, Ohio 44632	X
Jackson-Belden	4026 Dressler Road NW, Canton, Ohio 44718	X
Lisbon	7985 Dickey Drive, Lisbon, Ohio 44432	X
Louisville	1111 N. Chapel Street, Louisville, Ohio 44641	X
Malvern	4070 Alliance Road, Malvern, Ohio 44644		X
Minerva	614 E. Lincoln Way, P.O. Box 256, Minerva, Ohio 44657	X
Mount Pleasant	298 Union Street, Mount Pleasant, Ohio 43939	X
Salem	141 S. Ellsworth Avenue, P.O. Box 798, Salem, Ohio 44460	X
Waynesburg	8607 Waynesburg Drive SE, P.O. Box 746, Waynesburg, Ohio 44688	X
Wellsville	565 Main Street, Wellsville, Ohio 43968	X
Boardman LPO	725 Boardman-Canfield Road, Building 1, Boardman, Ohio 44512		X

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

Item 4—Mine Safety Disclosures

None.

PART II

Item 5—Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The Corporation had 3,096,100 common shares outstanding on June 30, 2023, with 730 shareholders of record and an estimated 816 additional beneficial holders whose stock was held in nominee name. Attention is directed to Item 12 in this Form 10-K for information regarding the Corporation’s equity incentive plans, which information is incorporated herein by reference.

The common shares of Consumers Bancorp, Inc. are quoted on the OTCQX® Best Market under the symbol CBKM. The following quoted market prices reflect inter-dealer prices, without adjustments for retail markups, markdowns, or commissions and may not represent actual transactions. The market prices represent highs and lows reported during the applicable quarterly period.

Quarter Ended	September 30, 2022	December 31, 2022	March 31, 2023	June 30, 2023
High	$21.00	$21.00	$20.45	$18.50
Low	18.20	17.90	17.21	15.83
Cash dividends paid per share	0.17	0.17	0.17	0.17

Quarter Ended	September 30, 2021	December 31, 2021	March 31, 2022	June 30, 2022
High	$23.75	$23.20	$24.50	$23.40
Low	19.21	21.47	21.86	19.00
Cash dividends paid per share	0.16	0.16	0.16	0.16

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

There were no repurchases of the Corporation’s securities during fiscal year 2023.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share data)

General

The following is management’s analysis of the Corporation’s financial condition and results of operations as of and for the years ended June 30, 2023 and 2022. This discussion is designed to provide a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

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

Overview

Consumers Bancorp, Inc., a bank holding company incorporated under the laws of the State of Ohio, owns all the issued and outstanding capital stock of Consumers National Bank, a bank chartered under the laws of the United States of America. The Corporation’s activities have been limited primarily to holding the common stock of the Bank. The Bank’s business involves attracting deposits from businesses and individual customers and using such deposits to originate commercial, mortgage and consumer loans in its market area, consisting primarily of Carroll, Columbiana, Jefferson, Mahoning, Stark, Summit, and Wayne counties in Ohio. Its market includes these counties as well as the contiguous counties in northeast Ohio, western Pennsylvania, and northern West Virginia. The Bank also invests in securities consisting primarily of U.S. government-sponsored entities, municipal obligations, mortgage-backed and collateralized mortgage obligations issued by Fannie Mae, Freddie Mac and Ginnie Mae.

On July 16, 2021, the Corporation completed the branch acquisition and assumed $104,538 of branch deposits for a 1.75% deposit premium and purchased $15,602 in subordinated debt securities issued by unrelated financial institutions and $19,943 in loans. In relation to the branch acquisition, the Corporation recorded goodwill of $1,616. This transaction qualified as a business combination.

Comparison of Results of Operations for the Years Ended June 30, 2023 and June 30, 2022

Net Income. Net income was $10,674 for fiscal year 2023 compared with $11,192 for fiscal year 2022. The following key factors summarize our results of operations for the year ended June 30, 2023 compared with the same prior year period:

●	net interest income increased by $969, or 3.0%, in fiscal year 2023, primarily because of a $51,065, or 5.6%, increase in average interest-earning assets;
●	a $855 provision for loan loss expense was recorded during fiscal year 2023 compared with $735 during fiscal year 2022; and
●	total other expenses increased by $1,470, or 6.3%, in fiscal year 2023 due to increases in salaries and employee benefits; occupancy and equipment expenses; and professional and director fees.

Return on average equity and return on average assets were 20.27% and 1.05%, respectively, for fiscal year 2023 compared with 16.43% and 1.17%, respectively, for the same period last year.

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

Net Interest Income Year ended June 30,	2023	2022
Net interest income	$33,715	$32,746
Taxable equivalent adjustments to net interest	204	513
Net interest income, fully taxable equivalent	$33,919	$33,259
Net interest margin	3.35%	3.54%
Taxable equivalent adjustment	0.02	0.06
Net interest margin, fully taxable equivalent	3.37%	3.60%

FTE net interest income for fiscal year 2023 was $33,919, an increase of $660 or 2.0%, from $33,259 in fiscal year 2022. The Corporation’s tax equivalent net interest margin was 3.37% for fiscal year 2023 and 3.60% for fiscal year 2022. FTE interest income for fiscal year 2023 was $41,143, an increase of $6,470, or 18.70%, from fiscal year 2022, primarily due to a $51,065, or 5.6%, increase in average interest-earning assets from fiscal year 2022. The growth in average interest-earning assets was primarily a result of a $65,313, or 10.9%, increase in average loans. In fiscal year 2022, interest income was positively impacted by $2,612 in interest and fee income that was recognized on Paycheck Protection Program loans. The Corporation’s yield on average interest-earning assets was 4.09% for the 2023 fiscal year compared with 3.75% for the same period last year.

Interest expense for fiscal year 2023 was $7,224, an increase of $5,810 from fiscal year 2022 primarily because of the rapid increase in current market interest rates and the increased competition for deposits. The Corporation’s average cost of funds was 1.03% for fiscal year 2023 compared with 0.22% for the same prior year period.

Average Balance Sheet and Net Interest Margin

	2023			2022
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest earning assets:
Taxable securities	$209,906	$5,338	2.24%	$185,741	$3,572	1.87%
Nontaxable securities (1)	84,023	2,459	2.67	86,710	2,580	3.00
Loan receivables (1)	662,163	32,757	4.95	596,850	28,216	4.73
Federal bank and other restricted stocks	2,360	149	6.31	2,489	82	3.29
Equity securities	384	33	8.59	427	33	7.73
Interest bearing deposits and federal funds sold	12,118	407	3.36	47,672	190	0.40
Total interest earning assets	970,954	41,143	4.09%	919,889	34,673	3.75%
Noninterest earning assets	48,917			39,059
Total assets	$1,019,871			$958,948
Interest bearing liabilities:
Interest bearing demand	$157,508	$1,128	0.72%	$147,312	$166	0.11%
Savings	352,897	2,513	0.71	349,380	388	0.11
Time deposits	156,357	3,019	1.93	113,143	568	0.50
Short-term borrowings	22,603	397	1.76	12,960	47	0.36
FHLB advances	10,019	167	1.67	14,639	245	1.67
Total interest-bearing liabilities	699,384	7,224	1.03%	637,434	1,414	0.22%
Noninterest-bearing liabilities	267,837			253,407
Total liabilities	967,221			890,841
Shareholders’ equity	52,650			68,107
Total liabilities and shareholders’ equity	$1,019,871			$958,948
Net interest income, interest rate spread (1)		$33,919	3.06%		$33,259	3.53%
Net interest margin (net interest as a percent of average interest earning assets) (1)			3.37%			3.60%
Federal tax exemption on non-taxable securities and loans included in interest income		$204			$513
Average interest earning assets to interest bearing liabilities			138.83%			144.31%

____________

(1)	Calculated on a fully taxable equivalent basis utilizing a statutory federal income tax rate of 21.0%.

The following table presents the changes in the Corporation’s interest income and interest expense resulting from changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities. Changes attributable to both rate and volume that cannot be segregated have been allocated in proportion to the changes due to rate and volume.

INTEREST RATES AND INTEREST DIFFERENTIAL

	2023 Compared to 2022 Increase / (Decrease)			2022 Compared to 2021 Increase / (Decrease)
	Total Change	Change due to Volume	Change due to Rate	Total Change	Change due to Volume	Change due to Rate
	(In thousands)
Interest earning assets:
Taxable securities	$1,766	$975	$791	$1,978	$1,932	$46
Nontaxable securities (1)	(121)	177	(298)	432	558	(126)
Loan receivables (2)	4,541	3,188	1,353	3,315	2,188	1,127
Federal bank and other restricted stocks	67	(4)	71	6	1	5
Interest bearing deposits and federal funds sold	217	(238)	455	24	92	(68)
Equity securities	—	(3)	3	16	17	(1)
Total interest and dividend income	6,470	4,095	2,375	5,771	4,788	983
Interest bearing liabilities:
Interest bearing demand	962	12	950	17	41	(24)
Savings deposits	2,125	4	2,121	55	115	(60)
Time deposits	2,451	290	2,161	(565)	107	(672)
Short-term borrowings	350	57	293	38	6	32
FHLB advances	(78)	(77)	(1)	(31)	(84)	53
Total interest expense	5,810	286	5,524	(486)	185	(671)
Net interest income	$660	$3,809	$(3,149)	$6,257	$4,603	$1,654

____________

(1)	Nontaxable income is adjusted to a fully tax equivalent basis utilizing a statutory federal income tax rate of 21.0%.
(2)	Non-accrual loan balances are included for purposes of computing the rate and volume effects although interest on these balances has been excluded.

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

A provision for loan loss expense of $855 was recorded in fiscal year 2023 compared with $735 in fiscal year 2022. The loan loss provision expense recorded in fiscal year 2023 was primarily due to the organic growth within the loan portfolio. For fiscal year 2023, net charge offs of $291, or 0.04% of total loans, were recorded compared with $46, or 0.01% of total loans, for the same period last year. The allowance for loan losses as a percentage of loans was 1.09% at June 30, 2023 and 1.17% at June 30, 2022. The decline in the allowance for loan losses as a percentage of total loans was due to the improvement in economic conditions as the economy has remained resilient following the pandemic and through the rapid rise in short-term interest rates. Also, substandard and non-accrual loans are at very low levels.

Non-performing loans were $104, or 0.01% of total loans, as of June 30, 2023. This compared with $440, or 0.07% of total loans, as of June 30, 2022. Non-performing loans declined primarily because two loans that had a balance of $382 as of June 30, 2022 were returned to accrual status during fiscal year 2023. Non-performing loans have been considered in management’s analysis of the appropriateness of the allowance for loan losses. Management and the Board of Directors closely monitor these loans and believe the prospect for recovery of principal, less identified specific reserves, are favorable.

Other Income. Total other income increased by $12, or 0.3%, to $4,747 for fiscal year 2023. Service charges on deposit accounts increased by $138, or 9.5%, in fiscal year 2023 primarily as a result of increases in personal and business service charges on demand deposit accounts. Debit card interchange income increased by $112, or 5.4% in fiscal year 2023 because of increased debit card usage and an increase in the number of cards issued. These increases were partially offset by mortgage banking activity income decreasing by $287 in fiscal year 2023 because of the increase in mortgage rates impacting refinancing and new home sales volume.

Other Expenses. Total other expenses were $24,685 for the year ended June 30, 2023; an increase of $1,470, or 6.3%, from $23,215 for the year ended June 30, 2022.

Salaries and employee benefit expenses increased by $760, or 5.7%, during fiscal year 2023 primarily due to merit and cost of living increases and lower deferred loan costs. These increases were partially offset by lower salary continuation plan expenses because of an increase in the discount rate and lower incentive expenses.

Professional and director fees increased by $187, or 21.3%, during fiscal year 2023 from the same period last year primarily because of an increase in director fees and consulting expenses. Director fees increased mainly due to the issuance of restricted stock awards and units in fiscal year 2023 as the Corporation started issuing restricted stock units in fiscal year 2023 to better align the expense recognition with the performance criteria. In addition, consulting fees were higher in fiscal year 2023 as the Corporation prepared for the additional documentation and audit requirements of the FDIC Improvement Act of 1991 since the Corporation now has over $1 billion in total assets and as it prepared for the adoption of the current expected credit loss model accounting standard.

Financial institutions tax expenses decreased by $64, or 11.8%, in fiscal year 2023 since this is a capital-based tax and total capital was lower as of the measurement date in fiscal year 2023 because of the accumulated other comprehensive loss.

Other expenses increased by $256, or 12.7%, because of increases primarily in insurance, postage, and loan expenses as a result of the growth in the organization.

Income Tax Expense. Income tax expense totaled $2,248 and $2,339 and the effective tax rates were 17.4% and 17.3% for the fiscal years ended June 30, 2023 and 2022, respectively. Income tax expense was calculated utilizing a statutory federal income tax rate of 21.0% in fiscal years 2023 and 2022. The effective tax rate differs from the federal statutory rate as a result of tax-exempt income from obligations of states and political subdivisions, loans and bank owned life insurance earnings.

Financial Condition

Total assets as of June 30, 2023 were $1,060,024 compared with $977,313 at June 30, 2022, an increase of $82,711, or 8.5%. The growth in total assets is mainly attributable to an increase of $98,519, or 16.1%, in total loans and was primarily funded by a $65,971, or 7.4%, increase in total deposits.

Securities. Total securities were $286,575 at June 30, 2023, of which $279,605 were classified as available-for-sale and $6,970 were classified as held-to-maturity. The securities portfolio is mainly comprised of mortgage-backed securities and collateralized mortgage obligations issued by Fannie Mae, Freddie Mac and Ginnie Mae, state and political subdivisions and government-sponsored enterprises. The following tables summarize the amortized cost and fair value of available-for-sale securities at June 30, 2023 and 2022 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income or loss:

June 30, 2023 Available-for-sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligation of U.S Treasury	$8,941	$—	$(533)	$8,408
Obligations of U.S. government-sponsored entities and agencies	29,430	7	(3,745)	25,692
Obligations of state and political subdivisions	92,891	63	(8,982)	83,972
U.S. Government-sponsored mortgage-backed securities - residential	104,689	12	(15,066)	89,635
U.S. Government-sponsored mortgage-backed securities – commercial	8,604	—	(1,809)	6,795
U.S. Government-sponsored collateralized mortgage obligations – residential	55,800	8	(5,738)	50,070
Other debt securities	17,175	—	(2,142)	15,033
Total available-for-sale securities	$317,530	$90	$(38,015)	$279,605

June 30, 2022 Available-for-sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$8,909	$—	$(462)	$8,447
Obligations of U.S. government-sponsored entities and agencies	28,689	—	(2,424)	26,265
Obligations of state and political subdivisions	105,977	129	(8,749)	97,357
U.S. government-sponsored mortgage-backed securities - residential	113,812	13	(11,642)	102,183
U.S. government-sponsored mortgage-backed securities - commercial	8,623	—	(1,322)	7,301
U.S. government-sponsored collateralized mortgage obligations – residential	40,952	1	(2,774)	38,179
Other debt securities	17,367	—	(752)	16,615
Total available-for-sale securities	$324,329	$143	$(28,125)	$296,347

The following tables summarize the amortized cost and fair value of held-to-maturity securities at June 30, 2023 and 2022 and the corresponding gross unrecognized gains and losses:

June 30, 2023 Held-to-maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Obligations of state and political subdivisions	$6,970	$—	$(676)	$6,294

June 30, 2022 Held-to-maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Obligations of state and political subdivisions	$7,874	$47	$(90)	$7,831

The following tables summarize the amounts and distribution of the Corporation’s securities held and the weighted average yields as of June 30, 2023:

Available-for-sale	Amortized Cost	Fair Value	Average Yield
Obligations of U.S. Treasury
Over 3 months through 1 year	$2,494	$2,412	0.60%
Over 1 year through 5 years	6,447	5,996	0.91
Total obligations of U.S. Treasury	8,941	8,408	0.82
Obligations of government-sponsored entities:
Over 3 months through 1 year	1,001	987	2.22
Over 1 year through 5 years	5,767	5,476	2.79
Over 5 years through 10 years	20,181	17,134	2.03
Over 10 years	2,481	2,095	2.04
Total obligations of government-sponsored entities	29,430	25,692	2.48
Obligations of state and political subdivisions:
3 months or less	1,000	996	0.50
Over 3 months through 1 year	502	504	5.43
Over 1 year through 5 years	16,891	16,168	2.94
Over 5 years through 10 years	13,777	12,650	2.76
Over 10 years	60,721	53,654	3.00
Total obligations of state and political subdivisions	92,891	83,972	2.94
Mortgage-backed securities - residential:
Over 3 months through 1 year	94	91	2.09
Over 1 year through 5 years	18,834	17,492	2.62
Over 5 years through 10 years	76,352	64,444	1.94
Over 10 years	9,409	7,608	1.92
Total mortgage-backed securities - residential	104,689	89,635	2.06

	Amortized Cost	Fair Value	Average Yield
Collateralized mortgage obligations:
Mortgage-backed securities – commercial:
Over 1 year through 5 years	$1,321	$1,071	1.69%
Over 5 years through 10 years	2,920	2,379	1.90
Over 10 years	4,363	3,345	2.12
Total mortgage-backed securities - commercial	8,604	6,795	1.98

Collateralized mortgage obligations:
3 months or less	110	109	1.47
Over 3 months through 1 year	812	810	5.41
Over 1 year through 5 years	19,508	18,723	4.33
Over 5 years through 10 years	32,513	28,190	2.75
Over 10 years	2,857	2,238	1.67
Total collateralized mortgage obligations	55,800	50,070	3.28
Other debt securities
Over 5 years through ten years	17,175	15,033	3.52
Total other debt securities	17,175	15,033	3.52
Total available-for-sale securities	$317,530	$279,605	2.61%

Held-to-maturity
Obligations of state and political subdivisions:
Over 1 year through 5 years	$3,092	$2,988	2.14%
Over 5 years through 10 years	533	533	4.23
Over 10 years	3,345	2,818	3.01
Total held-to-maturity securities	$6,970	$6,294	2.72%

The weighted average interest rates are based on coupon rates for securities purchased at par value and on effective yields considering amortization or accretion if the securities were purchased at a premium or discount. The weighted average yield on tax-exempt obligations has been calculated on a tax equivalent basis. Average yields are based on amortized cost balances.

Loans. Loan receivables increased by $98,519, or 16.1%, to $710,362 at June 30, 2023 compared to $611,843 at June 30, 2022. Commercial loans increased by $25,547, or 29.3%, primarily because of a third-party residential mortgage warehouse line-of-credit that had a balance of $10,000 as of June 30, 2023 and had a zero balance as of June 30, 2022. Consumer loans increased by $20,588, or 45.9%, primarily as a result of the expansion of indirect auto lending and an increase in direct auto loans due to successful marketing campaigns. Major classifications of loans, net of deferred loan fees and costs, were as follows as of June 30:

	2023	2022
Commercial	$112,627	$87,080
Commercial real estate:
Construction	23,905	15,095
Other	318,054	291,310
1-4 Family residential real estate:
Owner occupied	158,037	143,180
Non-owner occupied	23,840	25,988
Construction	8,490	4,369
Consumer loans	65,409	44,821
Total loans	$710,362	$611,843

The following table shows the major classifications of loans, net of deferred fees and costs, which are based on the contractual terms for repayment of principal, that are due in the periods indicated as of June 30, 2023:

	Maturing
		After one year	After five years
	Within	but within	But within	After
	one year	five years	Fifteen years	Fifteen years	Total
Commercial	$25,056	$39,994	$47,450	$127	$112,627
Commercial real estate:
Construction	1	12,718	2,878	8,308	23,905
Other	10,626	12,959	123,828	170,641	318,054
1-4 Family residential real estate:
Owner occupied	985	2,396	35,547	119,109	158,037
Non-owner occupied	696	1,264	14,649	7,231	23,840
Construction	—	3,215	—	5,275	8,490
Consumer loans	1,839	33,369	30,018	183	65,409
Total loans	$39,203	$105,915	$254,370	$310,874	$710,362

The following is a schedule of fixed and variable rate 1-4 family residential real estate construction, commercial and commercial real estate loans due after one year (variable rate loans are those loans with floating or adjustable interest rates) as of June 30, 2023:

Total due after one year:	Fixed Interest Rates	Variable Interest Rates
Commercial	$76,299	$11,272
Commercial real estate:
Construction	3,128	20,776
Other	154,356	153,072
1-4 Family residential real estate:
Owner occupied	126,204	30,848
Non-owner occupied	15,300	7,844
Construction	4,904	3,586
Consumer loans	63,543	27

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

Failure to receive principal and interest payments when due on any loan results in efforts to restore such loan to a current status. Loans are classified as non-accrual when, in the opinion of management, full collection of principal and accrued interest is not expected. The loans must be brought and kept current for six sustained payments before being considered for removal from non-accrual status. Commercial and commercial real estate loans are classified as impaired if management determines that full collection of principal and interest, in accordance with the terms of the loan documents, is not probable. If a loan is impaired, a portion of the allowance is allocated so the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected from the collateral. Loans are evaluated for impairment when payments are delayed, typically 90 days or more, or when it is probable that not all principal and interest amounts will be collected according to the original terms of the loan. As of June 30, 2023, impaired loans totaled $405, of which $54 are included in non-accrual loans. Continued unsuccessful collection efforts generally lead to initiation of foreclosure or other legal proceedings.

The following table summarizes non-accrual loans, non-performing assets, impaired and restructured loans, and associated ratios for the years ended June 30:

	2023		2022
Non-accrual loans	$54		$431
Accruing loans past due 90 days or more	50		9
Total non-performing loans	$104		$440
Other real estate and repossessed assets owned	124		—
Total non-performing assets	$228		$440
Impaired loans	$405		$473
Accruing restructured loans	$351		$42
Non-accrual to total loans	0.01%		0.07%
ALLL to non-accrual loans	N/M	*	N/M	*
*Not meaningful

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

The following table summarizes the Corporation’s loan loss experience, and provides a breakdown of the charge-off, recovery and other activity for the years ended June 30:

	2023	2022
Allowance for loan losses at beginning of year	$7,160	$6,471
Loans charged off:
1-4 Family residential real estate	6	41
Consumer loans	441	132
Total charge offs	447	173
Recoveries:
Commercial	—	23
Commercial real estate	1	2
1-4 Family residential real estate	4	20
Consumer loans	151	82
Total recoveries	156	127
Net charge offs	291	46
Provision for loan losses charged to operations	855	735
Allowance for loan losses at end of year	$7,724	$7,160

Ratio of net charge offs to average loans outstanding	0.04%	0.01%
ALLL to total loans	1.09%	1.17%

The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios:

	Allocation of the Allowance for Loan Losses
	Allowance Amount	% of Loan Type to Total Loans	Allowance Amount	% of Loan Type to Total Loans
	June 30, 2023		June 30, 2022
Commercial	$1,308	15.9%	$960	14.2%
Commercial real estate loans	3,943	48.1	3,927	50.1
1-4 Family residential real estate	1,571	26.8	1,645	28.4
Consumer loans	902	9.2	628	7.3
Total	$7,724	100.0%	$7,160	100.0%

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

Other Assets: As of June 30, 2023, the total accrued interest receivable and other assets were $22,967 compared with $10,184 as of June 30, 2022. As of June 30, 2023, a $10,250 investment in a limited partnership that invests in qualified affordable housing projects that will generate tax benefits for the investors is included in other assets. See Note 16—Affordable Tax Credit Partnership to the Consolidated Financial Statements, for information concerning the low-income housing tax credit investment.

Deposits. Total deposits increased by $65,971, or 7.4%, from $886,562 at June 30, 2022 to $952,533 at June 30, 2023. As market rates have risen, customers have chosen to move funds from savings and money market deposit products to higher yielding certificates of deposits. As of June 30, 2023, the Corporation maintained a favorable funding mix with 26.3% of total deposits in noninterest-bearing demand deposits, 16.0% in interest-bearing demand deposits, 35.2% in savings and money market deposits, and 22.5% in certificates and other time deposits.

The following is a schedule of average deposit amounts and average rates paid on each category for the periods included:

	Years Ended June 30,
	2023		2022
	Amount	Rate	Amount	Rate
Noninterest-bearing demand deposit	$258,463	—	$246,089	—
Interest-bearing demand deposit	157,508	0.72%	147,312	0.11%
Savings	352,897	0.71	349,380	0.11
Certificates and other time deposits	156,357	1.93	113,143	0.50
Total	$925,225	0.72%	$855,924	0.13%

Uninsured deposits as of June 30, 2023 were $267,449, or 28.1% of total deposits, and includes $95,445 of uninsured public fund deposits that are fully collateralized. Uninsured deposits as of June 30, 2022 were $264,350, or 29.8% of total deposits, and includes $95,075 of uninsured public fund deposits that are fully collateralized. Uninsured deposits as of June 30, 2023 and 2022 are based on estimates and include portions of FDIC-insured deposit accounts that exceed the insurance limit of $250 thousand per separately insured depositor.

The following table summarizes time deposits issued in amounts of more than $250 thousand as of June 30, 2023 by time remaining until maturity:

Maturing in:
Under 3 months	$16,270
Over 3 to 6 months	6,384
Over 6 to 12 months	19,796
Over 12 months	3,122
Total	$45,572

Short-term Borrowings: Short-term borrowings increased by $5,072, or 23.8%, to $26,367 at June 30, 2023 from $21,295 at June 30, 2022. This increase was primarily associated with large new deposits from existing local commercial customers into the sweep repurchase agreement product that is fully collateralized. See Note 8—Short-Term Borrowings to the Consolidated Financial Statements, for information concerning short-term borrowings.

Other Liabilities: As of June 30, 2023, the total accrued interest payable and other liabilities was $16,864 compared with $7,230 as of June 30, 2022. As of June 30, 2023, an unfunded commitment of $9,668 associated with an affordable housing tax credit investment was included in other liabilities. See Note 16—Affordable Tax Credit Partnership to the Consolidated Financial Statements, for information concerning the low-income housing tax credit investment.

Capital Resources

Total shareholders’ equity increased by $1,514 from $53,970 as of June 30, 2022 to $55,484 at June 30, 2023. The primary reason for the increase in shareholders’ equity was because of net income of $10,674 for the 2023 fiscal year which was partially offset by an increase of $7,855 in the accumulated other comprehensive loss from the mark-to-market of available-for-sale securities and from cash dividends paid of $2,095. The total accumulated other comprehensive loss was $29,961 as of June 30, 2023. Available-for-sale securities and shareholders’ equity were impacted by rapidly rising interest rates during 2022 and 2023 causing the accumulated other comprehensive loss to increase as available-for-sale securities are marked to fair market value. As market interest rates rise, the fair value of fixed-rate securities decline with a corresponding net of tax decline recorded in the accumulated other comprehensive loss portion of equity. This unrealized loss in securities is temporary and is adjusted monthly for additional market interest rate fluctuations, principal paydowns, calls, and maturities. The Corporation has significant sources of liquidity and therefore does not expect to have to sell securities to fund growth.

For fiscal year 2023, the average equity to average total assets ratio was 5.16% and the dividend payout ratio was 19.6%. For fiscal year 2022, the average equity to average total assets ratio was 7.10% and the dividend payout ratio was 17.4%.

At June 30, 2023, management believes the Bank complied with all regulatory capital requirements. Based on the Bank’s computed regulatory capital ratios, the OCC has determined the Bank to be well capitalized under the Federal Deposit Insurance Act as of its latest exam date. The Bank’s actual and required capital amounts are disclosed in Note 13-Regulatory Matters to the Consolidated Financial Statements. Management is not aware of any matters occurring subsequent to that exam that would cause the Bank’s capital category to change.

At June 30, 2023, the Corporation had no unconsolidated, related special purpose entities, nor did the Corporation engage in hedging contracts, such as interest rate swaps, which may expose the Corporation to liabilities greater than the amounts recorded on the consolidated balance sheet. The Corporation’s investment policy prohibits engaging in derivative contracts for speculative trading purposes; however, in the future, the Corporation may pursue certain contracts, such as interest rate swaps, to execute a sound and defensive interest rate risk management policy.

Liquidity

Management considers the asset position of the Bank to be sufficiently liquid to meet normal operating needs and conditions. The Bank’s earning assets are divided primarily between loans and available-for-sale securities, with any excess funds placed in federal funds sold or interest-bearing deposit accounts with other financial institutions.

For fiscal year 2023, net cash inflows from operating activities were $13,316, net cash inflows from financing activities were $69,706 and net cash outflows from investing activities were $92,219. Major sources of cash were a $65,971 net increase in deposits and $37,794 in cash received from sales, maturities, or principal pay downs of available-for-sale securities. Major uses of cash were a $98,945 net increase in loans and $31,799 of purchases of available-for-sale securities. Total cash and cash equivalents were $20,952 as of June 30, 2023 compared to $18,529 at June 30, 2022.

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

The Bank offers several forms of deposit products to its customers. We believe the rates offered by the Bank and the fees charged for them are competitive with others currently available in the market area. While the Bank continues to be under competitive pressures in the Bank’s market area as financial institutions attempt to attract and keep new deposits, we believe many commercial and retail customers are turning to community banks. Compared to our peers, the Corporation’s core deposits consist of a larger percentage of noninterest-bearing demand deposits resulting in a lower cost of funds of 1.03% for fiscal year 2023.

Jumbo time deposits (those with balances of $250 and over) were $46,822 and $18,164 at June 30, 2023 and 2022, respectively. These deposits are monitored closely by the Bank and typically priced on an individual basis. When these deposits are from a municipality, certain bank-owned securities are pledged to guarantee the safety of these public fund deposits as required by Ohio law. The Corporation has the option to use a fee paid broker to obtain deposits from outside its normal service area as an additional source of funding. However, these deposits are not relied upon as a primary source of funding and there were no brokered deposits as of June 30, 2023 or 2022.

To provide additional sources of liquidity, the Corporation has lines of credit with other financial institutions and has entered into agreements with the Federal Home Loan Bank of Cincinnati (FHLB) and the Federal Reserve Discount Window. As of June 30, 2023, advances from the FHLB of Cincinnati totaled $8,776 compared with $8,256 as of June 30, 2022. As of June 30, 2023, the Bank had the ability to borrow an additional $109,442 from the FHLB of Cincinnati based on a blanket pledge of qualifying first mortgage and multi-family loans. The Corporation considers the FHLB of Cincinnati to be a reliable source of liquidity funding, secondary to its deposit base.

Dividends from the Bank are the primary source of funds for payment of dividends to our shareholders. However, there are statutory limits on the amount of dividends the Bank can pay without regulatory approval. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. Additionally, the Bank may not declare or pay any dividend if, after making the dividend, the Bank would be “undercapitalized,” as defined in the federal regulations. As of June 30, 2023, the Bank could, without prior approval, declare a dividend of approximately $21,811.

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

Goodwill. The Corporation accounts for business combinations using the acquisition method of accounting. Accordingly, the identifiable assets acquired and the liabilities assumed are recorded at their estimated fair values as of the date of acquisition with any excess of the cost of the acquisition over the fair value recorded as goodwill. The carrying value of goodwill is tested annually for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The evaluation for impairment involves comparing the current estimated fair value of a reporting unit to its carrying value. If the current estimated fair value of a reporting unit exceeds the carrying value, no additional testing is required, and an impairment loss is not recorded. If the estimated fair value is less than the carrying value, further valuation procedures are performed that could result in impairment of goodwill being recorded. Further valuation procedures would include allocating the estimated fair value to all assets and liabilities of the reporting unit to determine an implied goodwill value. If the implied value of goodwill of a reporting unit is less than the carrying amount of that goodwill, an impairment loss is recognized in an amount equal to that excess.

Management evaluated goodwill as of April 30, 2023, the measurement date, utilizing an income approach that incorporated a discounted cash flow model that involved management assumptions based upon future growth and earnings projections. The estimated fair value of the reporting unit was then compared to the current carrying value to determine if impairment had occurred. It is our opinion that, as of the measurement date, the aggregate fair value of the reporting unit exceeded the carrying value of the reporting unit. Therefore, management concluded that goodwill was not impaired. Although we believe our assumptions are reasonable, actual results may vary significantly and it is impossible to know the future impact of evolving economic conditions. If for any future period it is determined that there has been impairment in the carrying value of our goodwill balances, the Corporation will record a charge to earnings, which could have a material adverse effect on net income, but not risk based capital ratios.

Contractual Obligations, Commitments and Contingent Liabilities

The following table presents, as of June 30, 2023, the Corporation’s significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	Note Reference	2024	2025	2026	2027	2028	Thereafter	Total
Certificates of deposit	7	$193,381	$16,089	$2,890	$1,373	$434	$176	$214,343
Short-term borrowings	8	26,367	—	—	—	—	—	26,367
Federal Home Loan advances	9	671	4,056	46	3	—	4,000	8,776
Salary continuation plan	10	142	141	141	141	253	2,869	3,687
Operating leases	5	177	145	125	115	115	342	1,019
Deposits without maturity		—	—	—	—	—	—	738,190

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

Item 7A— Quantitative and Qualitative Disclosures About Market Risk

Not applicable for Smaller Reporting Companies.

Item 8— Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors

Consumers Bancorp, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Consumers Bancorp, Inc and subsidiaries (the “Company”) as of June 30, 2023 and 2022; the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for the years then ended; and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the PCAOB. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Allowance for Loan Losses - Significant Assumptions in General Reserves - Refer to Notes 1 and 4 to the Financial Statements

Critical Audit Matter Description

The allowance for loan losses (allowance) represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers nonimpaired loans and is based on historical loss experience adjusted for current factors based on the risks present for each portfolio segment. These factors include consideration of the following: levels of and trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures and practices; experience, ability and depth of lending management and other relevant staff; volume and severity of past-due loans and other similar conditions; quality of the loan review system; value of underlying collateral for collateral dependent loans; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the qualitative factors within the allowance included the following, among others:

●

We obtained an understanding of management’s process for determining the need for qualitative factor adjustments, identifying appropriate factors, and measuring the direction and magnitude of the adjustments.

●	We evaluated the reasonableness of management’s judgments and tests of accuracy of underlying support related to the qualitative factors.

●	We evaluated the design of controls over the application of management’s qualitative factor methodology in the estimate of general reserves.

●

We evaluated management's rationale for determining qualitative adjustments were relevant and warranted for each loan segment and assessed the measurement of qualitative factor adjustments applied by management.

●	Where applicable, we tested the accuracy and completeness of data used by management in the measurement of qualitative factor adjustments or vouched factors to relevant external data sources.

●

We assessed changes in qualitative factors year over year against overall trends in credit quality within the Company and broader trends within the industry and local and national economies to evaluate reasonableness of management’s qualitative factor adjustments.

/s/ Plante & Moran, PLLC

We have served as the Company’s auditor since 2020.

Auburn Hills, Michigan

September 7, 2023

CONSOLIDATED BALANCE SHEETS

As of June 30, 2023 and 2022

(Dollar amounts in thousands, except per share data)

	2023	2022
ASSETS:
Cash on hand and noninterest-bearing deposits in financial institutions	$11,734	$11,254
Federal funds sold and interest-bearing deposits in financial institutions	21	9,698
Total cash and cash equivalents	11,755	20,952
Certificates of deposit in financial institutions	2,501	3,781
Securities, available-for-sale	279,605	296,347
Securities, held-to-maturity (fair value 2023 $6,294 and 2022 $7,831)	6,970	7,874
Equity securities, at fair value	386	400
Federal bank and other restricted stocks, at cost	2,168	2,525
Loans held for sale	764	1,165
Total loans	710,362	611,843
Less allowance for loan losses	(7,724)	(7,160)
Net loans	702,638	604,683
Cash surrender value of life insurance	10,222	9,959
Premises and equipment, net	17,182	16,521
Goodwill	2,452	2,452
Core deposit intangible, net	414	470
Accrued interest receivable and other assets	22,967	10,184
Total assets	$1,060,024	$977,313

LIABILITIES:
Deposits:
Noninterest-bearing demand	$250,906	$257,665
Interest bearing demand	152,053	157,462
Savings	335,231	369,054
Time	214,343	102,381
Total deposits	952,533	886,562
Short-term borrowings	26,367	21,295
Federal Home Loan Bank advances	8,776	8,256
Accrued interest payable and other liabilities	16,864	7,230
Total liabilities	1,004,540	923,343
Commitments and contingent liabilities (Note 14)

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value; 350,000 shares authorized	—	—
Common shares, no par value; 8,500,000 shares authorized; 3,144,739 and 3,132,056 shares issued as of June 30, 2023 and June 30, 2022, respectively	20,769	20,287
Retained earnings	65,485	56,906
Treasury stock, at cost (48,639 and 75,382 common shares at June 30, 2023 and 2022, respectively)	(809)	(1,117)
Accumulated other comprehensive loss	(29,961)	(22,106)
Total shareholders’ equity	55,484	53,970
Total liabilities and shareholders’ equity	$1,060,024	$977,313

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

Years Ended June 30, 2023 and 2022

(Dollar amounts in thousands, except per share data)

	2023	2022
Interest and dividend income:
Loans, including fees	$32,754	$28,207
Securities, taxable	5,338	3,572
Securities, tax-exempt	2,258	2,076
Equity securities	33	33
Federal bank and other restricted stocks	149	82
Federal funds sold and interest-bearing deposits	407	190
Total interest and dividend income	40,939	34,160
Interest expense:
Deposits	6,660	1,122
Short-term borrowings	397	47
Federal Home Loan Bank advances	167	245
Total interest expense	7,224	1,414
Net interest income	33,715	32,746
Provision for loan losses	855	735
Net interest income after provision for loan losses	32,860	32,011

Other income:
Service charges on deposit accounts	1,598	1,460
Debit card interchange income	2,181	2,069
Bank owned life insurance income	263	257
Mortgage banking activity	345	632
Securities gains, net	14	6
Net change in market value of equity securities	(14)	(24)
Other	360	335
Total other income	4,747	4,735

Other expenses:
Salaries and employee benefits	14,020	13,260
Occupancy and equipment	3,186	3,028
Data processing expenses	775	795
Debit card processing expenses	1,124	1,025
Professional and director fees	1,065	878
Federal Deposit Insurance Corporation assessments	608	580
Financial institutions tax	478	542
Marketing and advertising	740	663
Loan and collection expenses	211	174
Telephone and communications	362	375
Amortization of intangible	56	54
Other	2,060	1,841
Total other expenses	24,685	23,215
Income before income taxes	12,922	13,531
Income tax expense	2,248	2,339
Net income	$10,674	$11,192
Basic and diluted earnings per share	$3.45	$3.68

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years Ended June 30, 2023 and 2022

(Dollar amounts in thousands, except per share data)

	2023	2022

Net income	$10,674	$11,192

Other comprehensive income (loss), net of tax:
Net change in unrealized gains:
Unrealized losses arising during the period	(9,929)	(32,469)
Reclassification adjustment for gains included in income	(14)	(6)
Net unrealized loss	(9,943)	(32,475)
Income tax effect	2,088	6,819
Other comprehensive loss	(7,855)	(25,656)
Total comprehensive income (loss)	$2,819	$(14,464

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended June 30, 2023 and 2022

(Dollar amounts in thousands, except per share data)

	Common Shares	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, June 30, 2021	$20,011	$47,663	$(1,324)	$3,550	$69,900
Net income	—	11,192	—	—	11,192
Other comprehensive loss	—	—	—	(25,656)	(25,656)
8,003 shares issued associated with dividend reinvestment plan and stock purchase plan	174	—	—	—	174
20,571 shares associated with vested stock awards	102	—	207	—	309
Cash dividends declared ($0.64 per share)	—	(1,949)	—	—	(1,949)
Balance, June 30, 2022	$20,287	$56,906	$(1,117)	$(22,106)	$53,970
Net income	—	10,674	—	—	10,674
Other comprehensive loss	—	—	—	(7,855)	(7,855)
12,683 shares issued associated with dividend reinvestment plan and stock purchase plan	238	—	—	—	238
26,743 shares associated with vested stock awards	85	—	308	—	393
Restricted stock expense	159	—	—	—	159
Cash dividends declared ($0.68 per share)	—	(2,095)	—	—	(2,095)
Balance, June 30, 2023	$20,769	$65,485	$(809)	$(29,961)	$55,484

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30, 2023 and 2022

(Dollar amounts in thousands, except per share data)

	2023	2022
Cash flows from operating activities:
Net income	$10,674	$11,192
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	1,051	991
Securities amortization and accretion, net	818	1,449
Provision for loan losses	855	735
Loss on disposal of fixed assets	—	6
Loss on disposition of other real estate and repossessed assets owned	—	5
Mortgage banking activity	(345)	(632)
Deferred income tax (benefit) expense	(96)	146
Gain on sale of securities	(14)	(6)
Net change in market value of equity securities	14	24
Amortization of intangibles	56	54
Origination of loans held for sale	(20,762)	(45,758)
Proceeds from loans held for sale	21,508	46,682
Increase in cash surrender value of life insurance	(263)	(257)
Change in other assets and other liabilities	(180)	316
Net cash flows from operating activities	13,316	14,947

Cash flows from investing activities:
Securities available-for-sale:
Purchases	(31,799)	(141,210)
Maturities, calls and principal pay downs	21,322	31,584
Proceeds from sales of available-for-sale securities	16,472	2,722
Securities held-to-maturity:
Purchases	—	(3,450)
Principal pay downs	904	3,572
Net decrease in certificates of deposit with other financial institutions	1,280	2,044
Purchase of Federal Reserve Bank stock, at cost	357	(53)
Net increase in loans	(98,945)	(25,602)
Acquisition, net of cash received	—	66,552
Acquisition of premises and equipment	(1,821)	(1,477)
Disposal of premises and equipment	—	18
Proceeds from sale of other real estate and repossessed assets owned	11	78
Net cash flows from investing activities	(92,219)	(65,222)

Cash flows from financing activities:
Net increase in deposit accounts	65,971	55,175
Proceeds from Federal Home Loan Bank advances	17,000	—
Repayments of Federal Home Loan Bank advances	(16,480)	(9,794)
Change in short-term borrowings	5,072	9,092
Proceeds from dividend reinvestment and stock purchase plan	238	174
Dividends paid	(2,095)	(1,949)
Net cash flows from financing activities	69,706	52,698
(Decrease) increase in cash and cash equivalents	(9,197)	2,423
Cash and cash equivalents, beginning of year	20,952	18,529
Cash and cash equivalents, end of year	$11,755	$20,952

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$6,929	$1,416
Federal income taxes	2,495	1,850
Non-cash items:
Transfer from loans to other repossessed assets	11	83
Transfer from loans to other real estate owned	124	—
Issuance of treasury stock for stock awards	393	309
Branch acquisition:
Noncash assets acquired:
Securities, available-for-sale	—	15,602
Loans	—	19,943
Premises and equipment	—	413
Goodwill	—	1,616
Core deposit intangible	—	295
Accrued interest receivable and other assets	—	216
Total noncash assets acquired	—	38,085
Liabilities assumed:
Deposits	—	104,538
Other liabilities	—	99
Total liabilities assumed	—	104,637
Net noncash liabilities assumed	—	(66,552)

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023 and 2022

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

Nature of Operations: Consumers Bancorp, Inc. is a bank holding company headquartered in Minerva, Ohio that provides, through its banking subsidiary, a broad array of products and services throughout its primary market area of Carroll, Columbiana, Jefferson, Mahoning, Stark, Summit and Wayne counties in Ohio. Its market includes these counties as well as the contiguous counties in northeast Ohio, western Pennsylvania, and northern West Virginia. The Bank’s business involves attracting deposits from businesses and individual customers and using such deposits to originate commercial, mortgage and consumer loans in its primary market area.

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

Cash Reserves: The Bank is required to maintain cash on hand and noninterest-bearing balances on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing requirements. The required reserve balance was zero at June 30, 2023 and 2022.

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

Concentrations of Credit Risk: The Bank grants consumer, real estate, and commercial loans primarily to borrowers in Carroll, Columbiana, Jefferson, Mahoning, Stark, Summit, Wayne, and contiguous counties. Therefore, the Corporation’s exposure to credit risk is significantly affected by changes in the economy in these counties. Automobiles and other consumer assets, business assets and residential and commercial real estate secure most loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Low Income Housing Tax Credits (LIHTC): The Corporation has invested in LIHTCs through funds that assist corporations in investing in limited partnerships and limited liability companies that own, develop and operate low income residential rental properties for purposes of qualifying for the LIHTCs. These investments are accounted for under the proportional amortization method which recognizes the amortization of the investment in proportion to the tax credit and other tax benefits received.

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

Cash Surrender Value of Life Insurance: The Bank has purchased single-premium life insurance policies to insure the lives of current and former participants in the salary continuation plan. As of June 30, 2023, the Bank had policies with total death benefits of $19,167 and total cash surrender values of $10,222. As of June 30, 2022, the Bank had policies with total death benefits of $19,128 and total cash surrender values of $9,959. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. Tax-exempt income is recognized from the periodic increases in cash surrender value of these policies.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Stock-Based Compensation: Compensation cost is recognized for restricted stock awards issued to employees over the required service period, generally defined as the vesting period. The fair value of restricted stock awards is estimated by using the market price of the Corporation’s common stock at the date of grant. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. Forfeitures are recognized as incurred.

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

Reclassifications: Certain reclassifications have been made to the June 30, 2022 financial statements to be comparable to the June 30, 2023 presentation. The reclassifications had no impact on prior year net income or shareholders’ equity.

Recently Issued Accounting Pronouncements Not Yet Effective: In June 2016, Financial Accounting Standards Board (FASB) issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU added a new Topic 326 to the codification and removed the thresholds that companies apply to measure credit losses on financial instruments measured at amortized cost, such as loans, receivables, and held-to-maturity debt securities. Under U.S. generally accepted accounting principles, companies generally recognized credit losses when it is probable that the loss had been incurred. ASU 2016-13 removes all current loss recognition thresholds and requires companies to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the corporation expects to collect over the instrument’s contractual life. The new guidance also amended the credit loss measurement guidance for available-for-sale debt securities and beneficial interests in securitized financial assets. The guidance in ASU 2016-13 was effective for “public business entities,” as defined in the guidance, that are SEC filers for fiscal years and for interim periods within those fiscal years beginning after December 15, 2019. Early adoption of the guidance was permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. However, during July 2019, FASB unanimously voted for a proposal to delay this ASU to January 2023 for smaller reporting companies. On October 16, 2019, FASB approved a final ASU delaying the effective date. The new guidance is effective for annual and interim periods beginning after December 15, 2022 for certain entities, including smaller reporting companies. The Corporation is a smaller reporting company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Corporation adopted this new guidance on July 1, 2023. Management analyzed and finalized its pool segmentation, established the peer group that will be used as the source of loss experience data, and completed parallel calculations in preparation for adoption of the new methodology. The Net Present Value of Discounted Cash Flow methodology is being used for all loan pools and the implementation of ASU No. 2016-13 is expected to increase the balance of the allowance for loan losses by less than $250. In addition, a reserve for unfunded commitments that are not unconditionally cancellable will be established and is expected to be between $275 and $350. Upon adoption of the new guidance, a one-time adjustment to the allowance for loan losses and reserve for unfunded commitments will be made with an offsetting decrease to retained earnings, net of tax. The Corporation is also developing disclosure documentation related to adoption of this standard.

In March 2022, FASB issued ASU 2022-02, Financial Instruments – Credit Losses (ASC 326): Troubled Debt Restructurings (TDRs) and Vintage Disclosures. The guidance amends ASC 326 to eliminate the accounting guidance for TDRs by creditors, while enhancing disclosure requirements for certain loan refinancing and restructuring activities by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying TDR recognition and measurement guidance, creditors will be required to determine whether a modification results in a new loan or continuation of existing loan. These amendments are intended to enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. Additionally, the amendments in ASC 326 require that an entity disclose current-period gross write-offs by year of origination within the vintage disclosures, which require that an entity disclose the amortized cost basis of financing receivables by credit quality indicator and class of financing receivable by year of origination. The guidance is only for entities that have adopted the amendments in Update 2016-13 for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. This update is not expected to have a significant impact on the Corporation’s financial statements.

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

The acquired assets and liabilities were measured at estimated fair values. Management made certain estimates and exercised judgement in accounting for the acquisition. The fair value of loans was estimated using discounted contractual cash flows. The book balance of the loans at the time of the acquisition was $20,325. The fair value disclosed above reflects a credit-related adjustment of $(388) and an adjustment for other factors of $6. Loans evidencing credit deterioration since origination, purchased credit impaired loans, included in loans receivable were immaterial. Acquisition costs of $144 pre-tax, or $118 after-tax, were recorded during fiscal year 2022.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3—SECURITIES

The following table summarizes the amortized cost and fair value of securities available-for-sale and held-to-maturity at June 30, 2023 and 2022 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses:

Available-for-sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2023
Obligation of U.S Treasury	$8,941	$—	$(533)	$8,408
Obligations of U.S. government-sponsored entities and agencies	29,430	7	(3,745)	25,692
Obligations of state and political subdivisions	92,891	63	(8,982)	83,972
U.S. Government-sponsored mortgage-backed securities - residential	104,689	12	(15,066)	89,635
U.S. Government-sponsored mortgage-backed securities - commercial	8,604	—	(1,809)	6,795
U.S. Government-sponsored collateralized mortgage obligations – residential	55,800	8	(5,738)	50,070
Other debt securities	17,175	—	(2,142)	15,033
Total available-for-sale securities	$317,530	$90	$(38,015)	$279,605

Held-to-maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
June 30, 2023
Obligations of state and political subdivisions	$6,970	$—	$(676)	$6,294

Available-for-sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2022
Obligation of U.S Treasury	$8,909	$—	$(462)	$8,447
Obligations of U.S. government-sponsored entities and agencies	28,689	—	(2,424)	26,265
Obligations of state and political subdivisions	105,977	129	(8,749)	97,357
U.S. Government-sponsored mortgage-backed securities - residential	113,812	13	(11,642)	102,183
U.S. Government-sponsored mortgage-backed securities - commercial	8,623	—	(1,322)	7,301
U.S. Government-sponsored collateralized mortgage obligations – residential	40,952	1	(2,774)	38,179
Other debt securities	17,367	—	(752)	16,615
Total available-for-sale securities	$324,329	$143	$(28,125)	$296,347

Held-to-maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
June 30, 2022
Obligations of state and political subdivisions	$7,874	$47	$(90)	$7,831

Proceeds from sales of available-for-sale securities during fiscal year 2023 and fiscal year 2022 were as follows:

	2023	2022
Proceeds from sales	$16,472	$2,722
Gross realized gains	87	8
Gross realized losses	(73)	(2)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The income tax provision related to the net realized gains amounted to $3 in fiscal year 2023 and $1 in fiscal year 2022.

The amortized cost and fair values of debt securities at June 30, 2023 by expected maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities and collateralized mortgage obligations are shown separately.

Available-for-sale	Amortized Cost	Fair Value
Due in one year or less	$4,997	$4,899
Due after one year through five years	29,105	27,640
Due after five years through ten years	51,133	44,817
Due after ten years	63,202	55,749
Total	148,437	133,105
U.S. Government-sponsored mortgage-backed and related securities	169,093	146,500
Total	$317,530	$279,605

Held-to-maturity	Amortized Cost	Fair Value
Due after one year through five years	$3,092	$2,988
Due after five years through ten years	533	488
Due after ten years	3,345	2,818
Total	$6,970	$6,294

Securities with a carrying value of approximately $137,896 and $126,679 were pledged at June 30, 2023 and 2022, respectively, to secure public deposits and commitments as required or permitted by law. At June 30, 2023 and 2022, there were no holdings of securities of any one issuer, other than obligations of U.S. government-sponsored entities and agencies, with an aggregate book value greater than 10% of shareholders’ equity.

The following table summarizes the securities with unrealized and unrecognized losses at June 30, 2023 and 2022, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or more		Total
June 30, 2023	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale
Obligations of U.S Treasury	$—	$—	$8,408	$(533)	$8,408	$(533)
Obligations of U.S. government-sponsored entities and agencies	1,008	(10)	23,551	(3,735)	24,559	(3,745)
Obligations of state and political subdivisions	16,009	(344)	62,492	(8,638)	78,501	(8,982)
Mortgage-backed securities – residential	3,334	(84)	85,096	(14,982)	88,430	(15,066)
Mortgage-backed securities – commercial	—	—	6,795	(1,809)	6,795	(1,809)
Collateralized mortgage obligations - residential	22,039	(638)	27,023	(5,100)	49,062	(5,738)
Other debt securities	—	—	15,033	(2,142)	15,033	(2,142)
Total temporarily impaired	$42,390	$(1,076)	$228,398	$(36,939)	$270,788	$(38,015)

	Less than 12 Months		12 Months or more		Total
June 30, 2023	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss
Held-to-maturity
Obligations of state and political subdivisions	$—	$—	$6,294	$(676)	$6,294	$(676)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Less than 12 Months		12 Months or more		Total
June 30, 2022	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale
Obligations of U.S Treasury	$8,447	$(462)	$—	$—	$8,447	$(462)
Obligations of U.S. government-sponsored entities and agencies	26,265	(2,424)	—	—	26,265	(2,424)
Obligations of state and political subdivisions	80,445	(8,331)	2,047	(418)	82,492	(8,749)
Mortgage-backed securities – residential	76,526	(7,586)	24,569	(4,056)	101,095	(11,642)
Mortgage-backed securities – commercial	7,301	(1,322)	—	—	7,301	(1,322)
Collateralized mortgage obligations – residential	30,729	(2,308)	2,713	(466)	33,442	(2,774)
Other debt securities	16,156	(711)	459	(41)	16,615	(752)
Total temporarily impaired	$245,869	$(23,144)	$29,788	$(4,981)	$275,657	$(28,125)

	Less than 12 Months		12 Months or more		Total
June 30, 2022	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss
Held-to-maturity
Obligations of state and political subdivisions	$3,522	$(90)	$—	$—	$3,522	$(90)

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

As of June 30, 2023, the Corporation’s securities portfolio consisted of 414 available-for-sale and four held-to-maturity securities. There were 400 available-for-sale securities in an unrealized loss position at June 30, 2023, 333 of which were in a continuous loss position for twelve or more months. There were four held-to-maturity securities in an unrealized loss position at June 30, 2023. The unrealized losses within the available-for-sale and held-to-maturity security portfolios in fiscal year 2023 was primarily attributed to a change in rates. The mortgage-backed securities and collateralized mortgage obligations were primarily issued by Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support. The Corporation does not own any private label mortgage-backed securities. Also, management monitors the financial condition of the individual municipal securities to ensure they meet minimum credit standards, all are paying as agreed, and there have been no missed payments. Since the Corporation does not intend to sell these securities and it is not likely the Corporation will be required to sell these securities at an unrealized loss position prior to any anticipated recovery in fair value, which may be maturity, management does not believe there is any OTTI related to these securities at June 30, 2023. Also, there was no OTTI recognized at June 30, 2022.

As of June 30, 2023, the Corporation owned equity securities with an amortized cost of $400. The following table presents the net unrealized gains and losses on equity securities recognized in earnings for the twelve months ended June 30, 2023 and 2022. There were no realized gains or losses on the sale of equity securities during the periods presented.

	2023	2022
Unrealized loss recognized on equity securities held at the end of the period	$(14)	$(24)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4—LOANS

Major classifications of loans were as follows as of June 30:

	2023	2022
Commercial	$112,558	$87,008
Commercial real estate:
Construction	23,981	15,158
Other	318,636	291,847
1 – 4 Family residential real estate:
Owner occupied	156,989	142,244
Non-owner occupied	23,880	26,029
Construction	8,443	4,317
Consumer	65,617	44,964
Subtotal	710,104	611,567
Net deferred loan fees and costs	258	276
Allowance for loan losses	(7,724)	(7,160)
Net loans	$702,638	$604,683

The following table presents the activity in the allowance for loan losses by portfolio segment for the year ended June 30, 2023:

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total
Allowance for loan losses:
Beginning balance	$960	$3,927	$1,645	$628	$7,160
Provision for loan losses	348	15	(72)	564	855
Loans charged-off	—	—	(6)	(441)	(447)
Recoveries	—	1	4	151	156
Total ending allowance balance	$1,308	$3,943	$1,571	$902	$7,724

The following table presents the activity in the allowance for loan losses by portfolio segment for the year ended June 30, 2022:

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total
Allowance for loan losses:
Beginning balance	$904	$3,949	$1,307	$311	$6,471
Provision for loan losses	33	(24)	359	367	735
Loans charged-off	—	—	(41)	(132)	(173)
Recoveries	23	2	20	82	127
Total ending allowance balance	$960	$3,927	$1,645	$628	$7,160

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2023. Included in the recorded investment in loans is $1,598 of accrued interest receivable.

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—
Acquired loans collectively evaluated for impairment	—	40	74	—	114
Originated loans collectively evaluated for impairment	1,308	3,903	1,497	902	7,610
Total ending allowance balance	$1,308	$3,943	$1,571	$902	$7,724

Recorded investment in loans:
Loans individually evaluated for impairment	$314	$88	$3	$—	$405
Acquired loans collectively evaluated for impairment	622	6,953	23,038	1,230	31,843
Originated loans collectively evaluated for impairment	111,890	335,660	167,798	64,364	679,712
Total ending loans balance	$112,826	$342,701	$190,839	$65,594	$711,960

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information related to loans individually evaluated for impairment by class of loans as of and for the year ended June 30, 2023:

	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial	$404	$314	$—	$306	$37	$37
Commercial real estate:
Other	127	88	—	52	6	6
1-4 Family residential real estate:
Owner occupied	24	—	—	38	2	2
Non-owner occupied	3	3	—	29	—	—
Total	$558	$405	$—	$425	$45	$45

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the recorded investment in non-accrual and loans past due over 90 days still on accrual by class of loans as of June 30, 2023 and 2022:

	June 30, 2023		June 30, 2022
		Loans Past Due		Loans Past Due
		Over 90 Days		Over 90 Days
		Still		Still
	Non-accrual	Accruing	Non-accrual	Accruing
Commercial	$—	$—	$276	$9
Commercial real estate:
Other	51	—	—	—
1 – 4 Family residential:
Owner occupied	—	—	22	—
Non-owner occupied	3	—	133	—
Consumer	—	50	—	—
Total	$54	$50	$431	$9

Non-accrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the aging of the recorded investment in past due loans as of June 30, 2023 by class of loans:

	Days Past Due
	30 – 59	60 - 89	90 Days or	Total	Loans Not
	Days	Days	Greater	Past Due	Past Due	Total
Commercial	$—	$—	$—	$—	$112,826	$112,826
Commercial real estate:
Construction	—	—	—	—	23,996	23,996
Other	—	—	51	51	318,654	318,705
1-4 Family residential:
Owner occupied	17	124	—	141	158,296	158,437
Non-owner occupied	—	—	3	3	23,885	23,888
Construction	—	—	—	—	8,514	8,514
Consumer	438	120	50	608	64,986	65,594
Total	$455	$244	$104	$803	$711,157	$711,960

The above table of past due loans includes the recorded investment in non-accrual loans of $54 in the 90 days or greater category.

The following table presents the aging of the recorded investment in past due loans as of June 30, 2022 by class of loans:

	Days Past Due
	30 – 59	60 - 89	90 Days or	Total	Loans Not
	Days	Days	Greater	Past Due	Past Due	Total
Commercial	$—	$—	$9	$9	$87,242	$87,251
Commercial real estate:
Construction	—	—	—	—	15,138	15,138
Other	52	—	—	52	291,723	291,775
1-4 Family residential:
Owner occupied	125	—	—	125	143,381	143,506
Non-owner occupied	—	—	27	27	26,036	26,063
Construction	—	—	—	—	4,375	4,375
Consumer	381	79	—	460	44,489	44,949
Total	$558	$79	$36	$673	$612,384	$613,057

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

The Corporation had $351 and $318 of loans classified as TDRs as of June 30, 2023 and 2022, respectively. There were no specific reserves allocated to these loans and TDRs are also included as impaired loans that are listed above. For the years ended June 30, 2023 and 2022, there were no loans modified that were classified as a troubled debt restructuring.

There were no loans classified as troubled debt restructurings for which there was a payment default within 12 months following the modification during the twelve-month periods ended June 30, 2023 and 2022. A loan is considered in payment default once it is 90 days contractually past due under the modified terms.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2023, and based on the most recent analysis performed, the recorded investment by risk category of loans by class of loans is as follows:

		Special			Not
	Pass	Mention	Substandard	Doubtful	Rated
Commercial	$110,928	$1,174	$573	$—	$151
Commercial real estate:
Construction	23,996	—	—	—	—
Other	310,427	7,097	468	51	662
1-4 Family residential real estate:
Owner occupied	2,013	—	17	—	156,407
Non-owner occupied	23,474	50	105	3	256
Construction	3,227	—	—	—	5,287
Consumer	597	—	—	—	64,997
Total	$474,662	$8,321	$1,163	$54	$227,760

As of June 30, 2022, and based on the most recent analysis performed, the recorded investment by risk category of loans by class of loans is as follows:

		Special			Not
	Pass	Mention	Substandard	Doubtful	Rated
Commercial	$86,265	$350	$178	$276	$182
Commercial real estate:
Construction	15,138	—	—	—	—
Other	283,877	2,500	4,711	—	687
1-4 Family residential real estate:
Owner occupied	1,321	—	—	22	142,163
Non-owner occupied	25,606	59	—	133	265
Construction	1,234	—	—	—	3,141
Consumer	605	—	—	—	44,344
Total	$414,046	$2,909	$4,889	$431	$190,782

NOTE 5—PREMISES AND EQUIPMENT

Major classifications of premises and equipment were as follows as of June 30:

	2023	2022
Land	$2,417	$1,685
Land improvements	414	318
Building and leasehold improvements	15,973	15,608
Furniture, fixture and equipment	7,600	7,206
Total premises and equipment	26,404	24,816
Accumulated depreciation and amortization	(9,222)	(8,296)
Premises and equipment, net	$17,182	$16,521

Depreciation expenses were $1,051 and $991 for the years ended June 30, 2023 and 2022, respectively.

As of June 30, 2023, the Corporation leased real estate for seven office locations and various equipment under operating lease agreements. The lease agreements have maturity dates ranging from one year or less to May 31, 2035, including extension periods. Lease agreements for two locations have a lease term of 12 months or less and are therefore considered short-term leases. Most leases include one or more options to renew. The exercise of lease renewal options is typically at our sole discretion. The majority of renewals to extend the lease terms are included in our right-of-use assets and lease liabilities as they are reasonably certain of exercise. As most of our leases do not provide an implicit rate, we use the fully collateralized FHLB borrowing rate, commensurate with the lease terms based on the information available at the lease commencement date in determining the present value of the lease payments. The weighted average remaining life of the lease term for the leases with a term over 12 months was 7.87 years as of June 30, 2023 and the weighted-average discount rate was 1.95%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Rent expense for all the operating leases was $254 and $228 for the twelve-month periods ended June 30, 2023 and 2022, respectively. The right-of-use asset, included in premises and equipment, and the lease liability, included in other liabilities, were $921 and $951 as of June 30, 2023.

Total estimated rental commitments for the operating leases with a term over 12 months were as follows as of June 30, 2023:

Period Ending June 30
2024	$177
2025	145
2026	125
2027	115
2028	115
Thereafter	342
Total undiscounted cash flows	$1,019
Less: present value discount	$(68)
Total lease liabilities	$951

NOTE 6 – GOODWILL AND ACQUIRED INTANGIBLE ASSETS

The change in goodwill was as follows:

	2023	2022
Beginning of year	$2,452	$836
Acquired goodwill	—	1,616
Ending balance as of June 30,	$2,452	$2,452

The following table summarizes the Corporation’s acquired intangible assets as of June 30, 2023 and 2022.

	June 30, 2023		June 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core deposit intangible	$565	$151	$565	$95

Goodwill and the core deposit intangible assets resulted from the acquisition of Peoples Bancorp of Mt. Pleasant, Inc. that was completed on January 1, 2020, and the branch acquisition that was completed on July 16, 2021. Goodwill is not amortized but is evaluated for impairment on an annual basis or whenever events or changes in circumstances indicate the asset might be impaired. Impairment exists when a reporting unit’s carrying amount exceeds its fair value. For the goodwill impairment analysis, the Corporation is the only reporting unit. Management performed a quantitative impairment assessment at April 30, 2023. The assessment estimated fair value on an income approach that incorporated a discounted cash flow model that involved management assumptions based upon future growth and earnings projections. The results of the assessment indicated no impairment as of the measurement date. Goodwill is the only intangible asset on the Corporation’s balance sheet with an indefinite life. Management will continue to monitor its goodwill for possible impairment.

The core deposit intangible asset is amortized on a straight-line basis over ten years. The Corporation recorded intangible amortization expense of $56 in 2023 and $54 in 2022. The intangible amortization expense is expected to be $57 per year for each of the next four fiscal years and $186 thereafter.

NOTE 7—DEPOSITS

Interest-bearing deposits as of June 30, 2023 and 2022 were as follows:

	2023	2022
Demand	$152,053	$157,462
Savings and money market	335,231	369,054
Time:
$250 and over	46,822	18,164
Other	167,521	84,217
Total	$701,627	$628,897

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Scheduled maturities of time deposits at June 30, 2023 were as follows:

Twelve Months Ending June 30
2024	$193,381
2025	16,089
2026	2,890
2027	1,373
2028	434
Thereafter	176
$214,343

NOTE 8—SHORT-TERM BORROWINGS

Short-term borrowings consisted of federal funds purchased, repurchase agreements, and a line of credit for the Corporation. Information concerning all short-term borrowings at June 30, 2023 and 2022, maturing in less than one year is summarized as follows:

	2023	2022
Balance at June 30	$26,367	$21,295
Average balance during the year	22,603	12,960
Maximum month-end balance	26,367	21,878
Average interest rate during the year	1.76%	0.36%
Weighted average rate, June 30	2.20%	0.61%

In fiscal year 2022, the Corporation obtained an unsecured $5,000 line of credit to provide capital support to the Bank and for other general corporate purposes. The outstanding balance on the line of credit was $1,200 and $1,270 as of June 30, 2023 and 2022, respectively. Repurchase agreements are financing arrangements that mature daily and are used to facilitate the needs of our customers. Physical control of all the securities is maintained for all securities pledged to secure repurchase agreements. Available-for-sale securities pledged for repurchase agreements as of June 30, 2023 and 2022 are presented in the following table:

	Overnight and Continuous
	2023	2022
U.S. government-sponsored entities and agencies pledged	$3,730	$3,331
Residential mortgage-backed securities pledged	19,648	11,954
Commercial mortgage-backed securities	3,641	6,682
Total pledged	$27,019	$21,967
Repurchase agreements	$23,783	$20,025

Total interest expense on short-term borrowings was $397 and $47 for the years ended June 30, 2023 and 2022, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9—FEDERAL HOME LOAN BANK ADVANCES

A summary of Federal Home Loan Bank (FHLB) advances were as follows:

			June 30, 2023		June 30, 2022
	Stated Interest Rate Range			Weighted Average		Weighted Average
Advance Type	From	To	Amount	Rate	Amount	Rate
Fixed rate, amortizing	1.37%	1.37%	$176	1.37%	$256	1.37%
Fixed rate	0.90	1.18	8,000	1.04	8,000	1.04
Variable rate	5.19	5.19	600	5.19	—	—

Each fixed rate advance has a prepayment penalty equal to the present value of 100% of the lost cash flow based upon the difference between the contract rate on the advance and the current rate on a comparable new advance. The following table is a summary of the scheduled principal payments for all advances as of June 30, 2023:

Twelve Months Ending June 30	Principal Payments
2024	$671
2025	4,056
2026	46
2027	3
2028	—
Thereafter	4,000
Total	$8,776

Pursuant to collateral agreements with the FHLB, advances are secured by all the stock invested in the FHLB and certain qualifying first mortgage and multi-family loans. The advances were collateralized by $169,993 and $152,868 of first mortgage and multi-family loans under a blanket lien arrangement at June 30, 2023 and 2022, respectively. Based on this collateral, the Bank was eligible to borrow up to a total of $109,442 in additional advances at June 30, 2023.

NOTE 10—EMPLOYEE BENEFIT PLANS

The Bank maintains a 401(k) savings and retirement plan that permits eligible employees to make before- or after-tax contributions to the plan, subject to the dollar limits from Internal Revenue Service regulations. The Bank matches 100% of the employee’s voluntary contributions to the plan based on the amount of each participant’s contributions up to a maximum of 4% of eligible compensation. All regular full-time and part-time employees who complete six months of service and are at least 21 years of age are eligible to participate. Amounts charged to operations were $390 and $364 for the years ended June 30, 2023 and 2022, respectively.

The Bank maintains a nonqualified Salary Continuation Plan (SCP) to reward and encourage certain Bank executives to remain employees of the Bank. The SCP is considered an unfunded plan for tax and Employee Retirement Income Security Act (ERISA) purposes and all obligations arising under the SCP are payable from the general assets of the Corporation. The estimated present value of future benefits to be paid to certain current and former executives totaled $3,687 as of June 30, 2023 and $3,564 as of June 30, 2022 and is included in other liabilities. For purposes of calculating the present value of future benefits, a discount rate of 5.75% was used to project the liability through June 30, 2023 and 3.0% was used at June 30, 2022. For the years ended June 30, 2023 and 2022, $256 and $534, respectively, have been charged to expense in connection with the SCP. Distributions to participants were $133 for the fiscal year ended June 30, 2023 and $110 for the fiscal year ended June 30, 2022.

The Amended and Restated 2010 Omnibus Incentive Plan (2010 Plan) is a nonqualified share-based compensation plan. The 2010 Plan was established to promote alignment between key employees’ performance and the Corporation’s shareholder interests by motivating performance through the award of stock-based compensation. The purpose of the 2010 Plan was to attract, retain, and motivate talented employees and compensate outside directors for their service to the Corporation. The 2010 Plan was approved by the Corporation’s shareholders. The Compensation Committee of the Corporation’s Board of Directors has sole authority to select the employees, establish the awards to be issued, and approve the terms and conditions of each award contract.

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

The Corporation has granted restricted stock awards and restricted stock units to certain employees and directors. Restricted stock units and awards are issued at no cost to the recipient and can be settled in shares or cash at the end of the vesting period depending on the type of award. Restricted stock awards are made at the end of the measurement period once certain specified performance targets as established by the Compensation Committee are achieved with some awards fully vesting on the date of grant and others vesting 25% on the grant date, with the remaining vesting 25% per year over a three-year period. Restricted stock awards provide the holder with dividends during the vesting period. Cash dividends are reinvested into shares of stock and are subject to the same restrictions and vesting as the initial award. Restricted stock units begin to vest at the end of the measurement period once certain specified performance targets as established by the Compensation Committee are achieved. Some units, primarily the awards made to directors and senior management, are 100% vested at the end of the measurement period. For other unit awards, primarily the awards made to executive management, 25% vest at the end of the performance period, with the remaining vesting 25% per year over a three-year period. The fair value of the restricted stock units and awards, which is used to measure compensation expense, is the closing market price of the Corporation’s common stock on the date of the grant and compensation expense is recognized over the vesting period. All dividends are forfeitable in the event the shares do not vest.

The following table summarizes the status of the restricted stock awards and restricted stock units:

	Restricted Stock Awards	Weighted- Average Grant Date Fair Value Per Share	Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share
Outstanding at June 30, 2022	17,069	$19.95	—	$—
Granted	26,743	18.74	17,578	18.74
Vested	(20,768)	18.93	(8,500)	18.74
Non-vested at June 30, 2023	23,044	$19.46	9,078	$18.74

There was $579 in expense recognized in fiscal year 2023 and $361 in expense recognized in fiscal year 2022 in connection with the restricted stock units and awards. As of June 30, 2023, there was $473 of total unrecognized compensation expense related to non-vested shares and a weighted-average expense recognition period of 1.7 years.

NOTE 11—INCOME TAXES

The provision for income taxes consisted of the following for the years ended June 30, calculated utilizing a statutory federal income tax rate of 21.0%:

	2023	2022
Current income taxes	$2,344	$2,193
Deferred income tax expense (benefit)	(96)	146
Total income tax expense	$2,248	$2,339

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The net deferred income tax asset (liability) consisted of the following components at June 30:

	2023	2022
Deferred tax assets:
Allowance for loan losses	$1,622	$1,504
Deferred compensation	986	999
Deferred income	31	18
Non-accrual loan interest income	20	29
Net unrealized securities loss	7,964	5,876
Other	3	6
Gross deferred tax asset	10,626	8,432

Deferred tax liabilities:
Depreciation	(783)	(821)
Loan fees	(640)	(582)
FHLB stock dividends	(102)	(102)
Prepaid expenses	(150)	(150)
Intangible assets	(199)	(209)
Gross deferred tax liabilities	(1,874)	(1,864)
Net deferred asset	$8,752	$6,568

The difference between the provision for income taxes and amounts computed by applying the statutory income tax rate of 21.0% to income before taxes consisted of the following for the years ended June 30:

	2023	2022
Income taxes computed at the statutory rate on pretax income	$2,714	$2,842
Tax exempt income	(400)	(431)
Cash surrender value income	(55)	(54)
Tax credit	(17)	(22)
Other non-deductible expenses	6	4
Total income tax expense	$2,248	$2,339

The effective tax rate was 17.4% for the year ended June 30, 2023 compared to 17.3% for the year ended June 30, 2022. At June 30, 2023 and June 30, 2022, the Corporation had no unrecognized tax benefits recorded. The Corporation does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months. There were no interest or penalties recorded for the years ended June 30, 2023 and 2022 and there were no amounts accrued for interest and penalties at June 30, 2023 and 2022.

The Corporation and the Bank are subject to U.S. federal income tax as an income-based tax and a capital-based financial institutions tax in the State of Ohio. The Corporation and the Bank are no longer subject to examination by taxing authorities for years before 2019.

NOTE 12—RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Bank has granted loans to certain executive officers, directors, and their affiliates. A summary of activity during the year ended June 30, 2023 of related party loans were as follows:

Principal balance, July 1	$2,546
New loans, net of refinancing	210
Repayments	(99)
Principal balance, June 30	$2,657

Deposits from executive officers, directors and their affiliates totaled $6,100 at June 30, 2023 and $6,781 at June 30, 2022.

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

As of fiscal year-end 2023 and 2022, the Corporation met the definition of a Small Bank Holding Company and, therefore, was exempt from maintaining consolidated regulatory capital ratios. Instead, regulatory capital ratios only apply at the subsidiary bank level. The Basel III Capital Rules include a capital conservation buffer of 2.5% that is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of Common Equity Tier 1 capital to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of June 30, 2023, the Bank met all capital adequacy requirements to which it was subject.

The following table presents actual and required capital ratios as of  June 30, 2023 and June 30, 2022 for the Bank:

	Actual		Minimum Capital Required – Basel III (1)		Minimum Required To Be Considered Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2023
Common equity Tier 1 to risk-weighted assets	$83.5	11.05%	$34.0	4.50%	$49.1	6.50%
Tier 1 capital to risk weighted assets	83.5	11.05	45.4	6.00	60.5	8.00
Total capital to risk weighted assets	91.2	12.07	60.5	8.00	75.6	10.00
Tier 1 capital to average assets	83.5	7.72	43.3	4.00	54.1	5.00

	Actual		Minimum Capital Required - Basel III (1)		Minimum Required To Be Considered Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2022
Common equity Tier 1 to risk-weighted assets	$74.1	11.39%	$29.3	4.50%	$42.3	6.50%
Tier 1 capital to risk weighted assets	74.1	11.39	39.0	6.00	52.1	8.00
Total capital to risk weighted assets	81.3	12.49	52.1	8.00	65.1	10.00
Tier 1 capital to average assets	74.1	7.39	40.1	4.00	50.1	5.00
(1)	These amounts exclude the capital conservation buffer.

As of the latest regulatory examination, the Bank was categorized as well capitalized. There are no conditions or events since that examination that management believes may have changed the Bank’s category.

The Corporation’s principal source of funds for dividend payment is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. As of June 30, 2023 the Bank could, without prior approval, declare a dividend of approximately $21,811.

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

The Bank evaluates each customer’s credit on a case-by-case basis. The amount of collateral obtained is based on management’s credit evaluation of the customer. The amount of commitments to extend credit and the exposure to credit loss for non-performance by the customer (before considering collateral) was $142,767 and $148,390 as of June 30, 2023 and 2022, respectively. As of June 30, 2023, $126,698 of the commitments carried variable rates and $16,069 carried fixed rates with interest rates ranging from 3.05% to 11.00% with maturity dates from July 2023 to August 2060. As of June 30, 2022, $119,637 of the commitments carried variable rates and $28,753 carried fixed rates with interest rates ranging from 2.62% to 8.25% with maturity dates from July 2022 to December 2053. Financial standby letters of credit were $1,178 and $1,110 as of June 30, 2023 and 2022, respectively. In addition, commitments to extend credit of $11,834 and $11,621 as of June 30, 2023 and 2022, respectively, were available to checking account customers related to the overdraft protection program. Since some loan commitments expire without being used, the amount does not necessarily represent future cash commitments.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value Measurements at June 30, 2023 Using
	Balance at June 30, 2023	Level 1	Level 2	Level 3
Assets:
Obligations of U.S. treasury	$8,408		$8,408
Obligations of U.S. government-sponsored entities and agencies	25,692	—	25,692	—
Obligations of states and political subdivisions	83,972	—	83,972	—
U.S. government-sponsored mortgage-backed securities - residential	89,635	—	89,635	—
U.S. government-sponsored mortgage-backed securities - commercial	6,795	—	6,795	—
U.S. government-sponsored collateralized mortgage obligations	50,070	—	50,070	—
Other debt securities	15,033	—	15,033	—
Equity securities	386	—	386	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Balance at June 30, 2022	Level 1	Level 2	Level 3
Assets:
Obligations of U.S. treasury	$8,447	—	$8,447	—
Obligations of U.S. government-sponsored entities and agencies	26,265		26,265
Obligations of states and political subdivisions	97,357	—	97,357	—
U.S. government-sponsored mortgage-backed securities - residential	102,183	—	102,183	—
U.S. government-sponsored mortgage-backed securities – commercial	7,301	—	7,301	—
U.S. government-sponsored collateralized mortgage obligations	38,179	—	38,179	—
Other debt securities	16,615	—	16,615	—
Equity securities	400	—	400	—

There were no transfers between Level 1 and Level 2 during the 2023 or the 2022 fiscal year.

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

Other Real Estate and Repossessed Assets Owned: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Real estate owned properties and other repossessed assets, which are primarily vehicles, are evaluated on a quarterly basis for additional impairment and adjusted accordingly. There was no other real estate owned or other repossessed assets being carried at fair value as of June 30, 2023 or June 30, 2022. As of June 30, 2023, the balance of other real estate owned was $124.

There were no assets measured at fair value on a non-recurring basis at June 30, 2023 or 2022 and there was no impact to the provision for loan losses for the twelve months ended June 30, 2023 or 2022.

The following table shows the estimated fair values of financial instruments that are reported at amortized cost in the Corporation’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	2023		2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Level 1 inputs:
Cash and cash equivalents	$11,755	$11,755	$20,952	$20,952
Level 2 inputs:
Certificates of deposit in other financial institutions	2,501	2,450	3,781	3,847
Loans held for sale	764	774	1,165	1,188
Accrued interest receivable	3,024	3,024	2,703	2,703
Level 3 inputs:
Securities held-to-maturity	6,970	6,294	7,874	7,831
Loans, net	702,638	656,737	604,683	577,708
Financial Liabilities:
Level 2 inputs:
Demand and savings deposits	738,190	738,190	784,181	784,181
Time deposits	214,343	211,856	102,381	102,622
Short-term borrowings	26,367	26,367	21,295	21,295
Federal Home Loan Bank advances	8,776	7,678	8,256	7,215
Accrued interest payable	344	344	49	49

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The assumptions used to estimate fair value are described as follows:

Cash and cash equivalents: The carrying value of cash and deposits in other financial institutions were considered to approximate fair value resulting in a Level 1 classification.

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

Loans: Fair value for loans was estimated for portfolios of loans with similar financial characteristics. The estimated fair value approximates carrying value for variable-rate loans that reprice frequently and with no significant change in credit risk. The fair value of fixed-rate loans and variable-rate loans which reprice on an infrequent basis is estimated by discounting future cash flows using the current interest rates at which similar loans with similar terms would be made to borrowers of similar credit quality resulting in a Level 3 classification. An overall valuation adjustment is made for specific credit risks as well as general portfolio credit risk. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price.

Securities held-to-maturity: The held-to-maturity securities are general obligation and revenue bonds issued by local municipalities. The fair value of these securities are calculated using a spread to the applicable municipal fair market curve resulting in a Level 3 classification.

Time deposits: Fair value of fixed-maturity certificates of deposit was estimated using the rates offered at June 30, 2023 and 2022 for deposits of similar remaining maturities, resulting in Level 2 classification. Estimated fair value does not include the benefit that results from low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market.

Federal Home Loan Bank advances: Fair value of Federal Home Loan Bank advances was estimated using current rates at June 30, 2023 and 2022 for similar financing resulting in a Level 2 classification.

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

NOTE 16—AFFORDABLE TAX CREDIT PARTNERSHIP

In April 2023, the Corporation invested in a limited partnership that will in turn invest in qualified affordable housing projects that will generate tax benefits for the limited partner investors, including federal low-income housing tax credits pursuant to Section 42 of the Internal Revenue Code. This partnership investment is an unconsolidated Variable Interest Entity (VIE) for which the Corporation holds an interest in but is not the primary beneficiary of the VIE. The purpose of this investment is to achieve a satisfactory return on capital, to facilitate the sale of additional affordable housing product offerings, and to assist in achieving goals associated with the Community Reinvestment Act. The primary activities of the limited partnership include the identification, development, and operation of multi-family housing that is leased to qualifying residential tenants. Generally, these types of investments are funded through a combination of debt and equity.

The Corporation uses the proportional amortization method to account for its investment. The investment is included in other assets and the unfunded commitment is included in other liabilities. As of June 30, 2023, the balance of the affordable housing tax credit investment was $10,250 and the balance of the associated unfunded commitment was $9,668. As a limited partner, there is no recourse to the Corporation by the creditors of the limited partnership, however, the tax credits are generally subject to recapture should the partnership fail to comply with the applicable government regulations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17—PARENT COMPANY FINANCIAL STATEMENTS

The condensed financial information of Consumers Bancorp. Inc. (parent company only) follows:

Condensed Balance Sheets	June 30, 2023	June 30, 2022
Assets:
Cash	$26	$76
Equity securities, at fair value	386	400
Other assets	22	17
Investment in subsidiary	56,328	54,823
Total assets	$56,762	$55,316
Liabilities and Shareholders’ Equity:
Short-term borrowings	$1,200	$1,270
Other liabilities	78	76
Shareholders’ equity	55,484	53,970
Total liabilities & shareholders’ equity	$56,762	$55,316

Condensed Statements of Income and Comprehensive Income	Year Ended June 30, 2023	Year Ended June 30, 2022
Cash dividends from Bank subsidiary	$1,575	$195
Dividend income	33	33
Net change in market value of equity securities	(14)	(24)
Other income	14	2
Interest expense	(75)	(31)
Other expense	(295)	(258)
Income (loss) before income taxes and equity in undistributed net income of subsidiary	1,238	(83)
Income tax benefit	(76)	(63)
Income (loss) before equity in undistributed net income of Bank subsidiary	1,314	(20)
Equity in undistributed net income of subsidiary	9,360	11,212
Net income	$10,674	$11,192
Comprehensive income (loss)	$2,819	$(14,464)

Condensed Statements of Cash Flows	Year Ended June 30, 2023	Year Ended June 30, 2022
Cash flows from operating activities:
Net income	$10,674	$11,192
Equity in undistributed net income of Bank subsidiary	(9,360)	(11,212)
Net change in market value of equity securities	14	24
Change in other assets and liabilities	(3)	24
Net cash flows from operating activities	1,325	28
Cash flows from investing activities:
Disposal of premises and equipment	—	18
Net cash flows from investing activities	—	18
Cash flows from financing activities:
Dividend paid	(2,095)	(1,949)
Restricted stock units	159	—
Net change in short-term borrowings	(70)	1,270
Proceeds from dividend reinvestment and stock purchase plan	238	174
Issuance of treasury stock for stock awards	393	309
Net cash flows from financing activities	(1,375)	(196)
Change in cash and cash equivalents	(50)	(150)
Beginning cash and cash equivalents	76	226
Ending cash and cash equivalents	$26	$76

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18—EARNINGS PER SHARE

Basic earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period and is equal to net income divided by the weighted average number of shares outstanding during the period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares that may be issued upon the vesting of restricted stock awards and restricted stock units. There were 14,800 shares of restricted stock and 9,078 restricted stock units that were anti-dilutive for the year ending June 30, 2023. There were 7,911 shares of restricted stock that were anti-dilutive for the year ending June 30, 2022. The following table details the calculation of basic and diluted earnings per share:

	For the year Ended June 30,
	2023	2022
Basic:
Net income available to common shareholders	$10,674	$11,192
Weighted average common shares outstanding	3,090,187	3,039,607
Basic income per share	$3.45	$3.68

Diluted:
Net income available to common shareholders	$10,674	$11,192
Weighted average common shares outstanding	3,090,187	3,039,607
Dilutive effect of restricted stock	—	246
Total common shares and dilutive potential common shares	3,090,187	3,039,853
Dilutive income per share	$3.45	$3.68

NOTE 19–ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive income related to unrealized gains (losses) on available-for-sale securities for the periods ended June 30, 2023 and June 30, 2022, were as follows:

	Pretax	Tax Effect	After-tax	Affected Line Item in Consolidated Statements of Income

Balance as of June 30, 2021	$4,493	$(943)	$3,550
Unrealized holding loss on available-for-sale securities arising during the period	(32,469)	6,818	(25,651)
Amounts reclassified from accumulated other comprehensive income	(6)	1	(5)	(a)(b)
Net current period other comprehensive loss	(32,475)	6,819	(25,656)
Balance as of June 30, 2022	$(27,982)	$5,876	$(22,106)
Unrealized holding loss on available-for-sale securities arising during the period	$(9,929)	$2,085	$(7,844)
Amounts reclassified from accumulated other comprehensive income	(14)	3	(11)	(a)(b)
Net current period other comprehensive loss	(9,943)	2,088	(7,855)
Balance as of June 30, 2023	$(37,925)	$7,964	$(29,961)

(a) Securities gain, net

(b) Income tax expense

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 – REVENUE RECOGNITION

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

The following table presents the Corporation's sources of noninterest income for the years ended June 30, 2023 and 2022.

	For the year Ended June 30,
	2023	2022
Noninterest income
In scope of Topic 606:
Service charges on deposit accounts	$1,598	$1,460
Debit card interchange income	2,181	2,069
Other income	360	335

Noninterest income (in scope of Topic 606)	4,139	3,864
Noninterest income (out-of-scope of Topic 606)	608	871

Total noninterest income	$4,747	$4,735

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2023 based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in 2013. Based on that assessment, we have concluded that, as of June 30, 2023, our internal control over financial reporting is effective based on those criteria.

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

Changes In Internal Control Over Financial Reporting

There were no changes in the Corporation’s internal controls over financial reporting that occurred during the fourth quarter of fiscal year 2023 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal controls over financial reporting.

Item 9B—Other Information

None.

Item 9C—Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10— Directors, Executive Officers and Corporate Governance

The information required by this item is set forth in the Corporation’s Proxy Statement dated September 7, 2023, under the captions “Election of Directors,” “Directors and Executive Officers,” “The Board of Directors and its Committees,” “Delinquent Section 16(a) Reports,” and “Certain Transactions and Relationships and Legal Proceedings,” and is incorporated herein by reference.

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

Item 11—Executive Compensation

The information required by this item is set forth in the Corporation’s Proxy Statement dated September 7, 2023 under the captions “Director Compensation,” “Executive Compensation,” “Defined Contribution Plan,” “Outstanding Equity Awards at Fiscal Year-End,” and “Salary Continuation Program,” and is incorporated herein by reference.

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth information about common stock authorized for issuance, segregated between stock-based compensation plans approved by shareholders and stock-based compensation plans not approved by shareholders, as of June 30, 2023. Additional information regarding stock-based compensation plans is presented in Note 10 - Employee Benefit Plans to the Consolidated Financial Statements located elsewhere in this report.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities issuable under outstanding options, warrants and rights)
Plans approved by shareholders	—	—	199,560
Plans not approved by shareholders	—	—	—
Total	—	—	199,560

The remaining information required by this item is set forth in the Corporation’s Proxy Statement, dated September 7, 2023, under the caption “Security Ownership of Certain Beneficial Owners,” and is incorporated herein by reference.

Item 13—Certain Relationships and Related Transactions, and Director Independence

The information required by this item is set forth in the Corporation’s Proxy Statement, dated September 7, 2023, under the caption “Certain Transactions and Relationships and Legal Proceedings,” and is incorporated herein by reference.

Item 14— Principal Accounting Fees and Services

Our independent registered public accounting firm is Plante & Moran, PLLC, Auburn Hills, MI (PCAOB ID: 00166).

The information required by this item is set forth in the Corporation’s Proxy Statement, dated September 7, 2023, under the caption “Principal Accounting Fees and Services,” and is incorporated herein by reference.

PART IV

Item 15— Exhibit and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	The report of independent registered accounting firm and the consolidated financial statements appearing in Item 8.

(2)	Financial statement schedules are omitted as they are not required or are not applicable, or the required information is included in the financial statements.

(3)	The exhibits required by this item are listed in the Exhibit Index of this Form 10-K.

(b)	The exhibits to this Form 10-K begin on page 62 of this report.

(c)	See Item 15(a)(2) above.

Item 16—Form 10-K Summary

Not applicable.

EXHIBIT INDEX

Number	Description of Document
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

10.13

Consumers Bancorp Amended and Restated 2010 Omnibus Incentive Plan. Reference is made to the Definitive Proxy Statement for the 2022 Annual Meeting of Shareholders (File No. 033-79130) of the Corporation filed September 15, 2022, which is incorporated herein by reference.

19	Consumers Bancorp, Inc. Insider Trading and Section 16 Reporting Policy

21	Subsidiaries of Consumers Bancorp, Inc. Filed with this Annual Report on Form 10-K.

23	Consent of Plante & Moran, PLLC

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document) (1)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document (1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.1)
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

CONSUMERS BANCORP, INC.

Date: September 7, 2023	By:	/s/ Ralph J. Lober, II
President and Chief Executive Officer (principal executive officer)

	By:	/s/ Renee K. Wood
Chief Financial Officer and Treasurer (principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 7, 2023.

Signatures	Signatures

/s/ Laurie L. McClellan	/s/ Ralph J. Lober, II
Laurie L. McClellan Chairman of the Board of Directors	Ralph J. Lober, II President, Chief Executive Officer and Director (principal executive officer)

/s/ Renee K. Wood	/s/ John P. Furey
Renee K. Wood Chief Financial Officer and Treasurer (principal financial officer)	John P. Furey Director

/s/ Ann Gano	/s/ Bradley Goris
Ann Gano Director	Bradley Goris Director

/s/ Richard T. Kiko, Jr.	/s/ Shawna L’Italien
Richard T. Kiko, Jr. Director	Shawna L’Italien Director

/s/ Frank L. Paden	/s/ John W. Parkinson
Frank L. Paden Director	John W. Parkinson Director

/s/ Harry W. Schmuck, Jr.	/s/ Michael A. Wheeler
Harry W. Schmuck, Jr. Director	Michael A. Wheeler Director