Form 10-Q
period 2023-09-30
CONSUMERS BANCORP INC /OH/
filed 2023-11-09
CIK 1006830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023

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

There were 3,108,405 shares of Registrant’s common stock, no par value, outstanding as of November 9, 2023.

CONSUMERS BANCORP, INC.

FORM 10-Q

QUARTER ENDED September 30, 2023

Table of Contents

Page Number (s)
Part I – Financial Information

Item 1 – Financial Statements
Consolidated Balance Sheets at September 30, 2023 and June 30, 2022	1

Consolidated Statements of Income for the three months ended September 30, 2023 and 2022 (unaudited)	2

Consolidated Statements of Comprehensive Income for the three months ended September 30, 2023 and 2022 (unaudited)	3

Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended September 30, 2023 and 2022 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2023 and 2022 (unaudited)	5

Notes to the Consolidated Financial Statements (unaudited)	6-24

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	25-32

Item 3 – Not Applicable for Smaller Reporting Companies

Item 4 – Controls and Procedures	33
Part II – Other Information
Item 1 – Legal Proceedings	34

Item 1A – Not Applicable for Smaller Reporting Companies	34

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3 – Defaults Upon Senior Securities	34

Item 4 – Mine Safety Disclosure	34

Item 5 – Other Information	34

Item 6 – Exhibits	34

Signatures	35

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

CONSUMERS BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)	September 30, 2023 (unaudited)	June 30, 2023
ASSETS
Cash on hand and noninterest-bearing deposits in financial institutions	$15,557	$11,734
Federal funds sold and interest-bearing deposits in financial institutions	4,086	21
Total cash and cash equivalents	19,643	11,755
Certificates of deposit in other financial institutions	2,493	2,501
Securities, available-for-sale	261,030	279,605
Securities, held-to-maturity (fair value of $6,123 at September 30, 2023 and $6,294 at June 30, 2023)	6,866	6,970
Equity securities, at fair value	386	386
Federal bank and other restricted stocks, at cost	1,982	2,168
Loans held for sale	—	764
Total loans	717,921	710,362
Less allowance for credit losses	(7,782)	(7,724)
Net loans	710,139	702,638
Cash surrender value of life insurance	10,290	10,222
Premises and equipment, net	17,197	17,182
Goodwill	2,452	2,452
Core deposit intangible, net	400	414
Accrued interest receivable and other assets	24,638	22,967
Total assets	$1,057,516	$1,060,024

LIABILITIES
Deposits
Noninterest-bearing demand	$236,565	$250,906
Interest bearing demand	151,661	152,053
Savings	342,684	335,231
Time	230,464	214,343
Total deposits	961,374	952,533

Short-term borrowings	21,945	26,367
Federal Home Loan Bank advances	8,146	8,776
Accrued interest and other liabilities	16,496	16,864
Total liabilities	1,007,961	1,004,540
Commitments and contingent liabilities

SHAREHOLDERS’ EQUITY
Preferred stock (no par value, 350,000 shares authorized, none outstanding)	—	—
Common stock (no par value, 8,500,000 shares authorized; 3,157,044 and 3,144,739 shares issued as of September 30, 2023 and June 30, 2023, respectively)	20,933	20,769
Retained earnings	67,050	65,485
Treasury stock, at cost (48,639 and 48,639 common shares as of September 30, 2023 and June 30, 2023, respectively)	(747)	(809)
Accumulated other comprehensive loss	(37,681)	(29,961)
Total shareholders’ equity	49,555	55,484
Total liabilities and shareholders’ equity	$1,057,516	$1,060,024

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months ended September 30,
(Dollars in thousands, except per share amounts)	2023	2022

Interest and dividend income
Loans, including fees	$9,697	$7,130
Securities, taxable	1,449	1,248
Securities, tax-exempt	469	585
Equity securities	8	8
Federal bank and other restricted stocks	41	23
Federal funds sold and other interest-bearing deposits	71	80
Total interest and dividend income	11,735	9,074
Interest expense
Deposits	3,417	597
Short-term borrowings	126	59
Federal Home Loan Bank advances	38	22
Total interest expense	3,581	678
Net interest income	8,154	8,396
Provision for credit losses on loans	40	410
Provision for credit losses on unfunded commitments	79	—
Net interest income after provision for credit losses	8,035	7,986

Noninterest income
Service charges on deposit accounts	426	397
Debit card interchange income	552	541
Mortgage banking activity	98	82
Bank owned life insurance income	68	65
Securities losses, net	(79)	(11)
Net change in market value of equity securities	—	(24)
Other	92	81
Total noninterest income	1,157	1,131

Noninterest expenses
Salaries and employee benefits	3,498	3,439
Occupancy and equipment	784	788
Data processing expenses	196	192
Debit card processing expenses	312	274
Professional and director fees	236	235
FDIC assessments	189	152
Franchise taxes	96	141
Marketing and advertising	228	204
Telephone and network communications	88	87
Amortization of intangible	14	14
Other	624	552
Total noninterest expenses	6,265	6,078
Income before income taxes	2,927	3,039
Income tax expense	517	504
Net income	$2,410	$2,535

Basic and diluted earnings per share	$0.78	$0.83

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(Dollars in thousands)	Three Months ended September 30,
	2023	2022

Net income	$2,410	$2,535

Other comprehensive loss, net of tax:
Net change in unrealized losses on securities available-for-sale:
Unrealized losses arising during the period	(9,852)	(16,140)
Reclassification adjustment for losses included in income	79	11
Net unrealized losses	(9,773)	(16,129)
Income tax effect	2,053	3,387
Other comprehensive loss	(7,720)	(12,742)

Total comprehensive loss	$(5,310)	$(10,207)

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share data)	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, June 30, 2023	$20,769	$65,485	$(809)	$(29,961)	$55,484
Adoption of ASU 2016-13	—	(285)	—	—	(285)
Net income	—	2,410	—	—	2,410
Other comprehensive loss	—	—	—	(7,720)	(7,720)
5,676 shares associated with vested stock awards	47	—	62	—	109
Issuance of 8,519 stock-based incentive plan shares, net of forfeitures	2	—	—	—	2
Restricted stock expense	50	—	—	—	50
3,786 shares issued associated with dividend reinvestment plan and stock purchase plan	65	—	—	—	65
Cash dividends declared ($0.18 per share)	—	(560)	—	—	(560)
Balance, September 30, 2023	$20,933	$67,050	$(747)	$(37,681)	$49,555

(Dollars in thousands, except per share data)	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, June 30, 2022	$20,287	$56,906	$(1,117)	$(22,106)	$53,970
Net income	—	2,535	—	—	2,535
Other comprehensive loss	—	—	—	(12,742)	(12,742)
7,840 shares associated with vested stock awards	35	—	116	—	151
3,065 shares issued associated with dividend reinvestment plan and stock purchase plan	63	—	—	—	63
Cash dividends declared ($0.17 per share)	—	(519)	—	—	(519)
Balance, September 30, 2022	$20,385	$58,922	$(1,001)	$(34,848)	$43,458

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)	Three Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net cash from operating activities	$3,654	$3,957
Cash flow from investing activities
Purchases of securities, available-for-sale	(1,603)	(6,509)
Maturities, calls and principal pay downs of securities, available-for-sale	6,168	5,978
Sale of securities, available-for-sale	4,002	2,069
Principal pay downs of securities, held-to-maturity	104	105
Net decrease in certificates of deposit in other financial institutions	8	12
Net change in Federal Home Loan Bank stock, at cost	186	258
Net increase in loans	(7,593)	(25,793)
Premises and equipment purchases	(332)	(191)
Net cash from investing activities	940	(24,071)
Cash flow from financing activities
Net increase in deposit accounts	8,841	25,521
Net change in short-term borrowings	(4,422)	(349)
Repayments of Federal Home Loan Bank advances	(630)	(39)
Proceeds from dividend reinvestment and stock purchase plan	65	63
Dividends paid	(560)	(519)
Net cash from financing activities	3,294	24,677
Increase in cash or cash equivalents	7,888	4,563
Cash and cash equivalents, beginning of period	11,755	20,952
Cash and cash equivalents, end of period	$19,643	$25,515

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$3,418	$652
Federal income taxes	9	350
Non-cash items:
Transfer from loans to repossessed assets	—	11
Issuance of treasury stock for vested stock awards	109	151

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited)

(Dollars in thousands, except per share amounts)

Note 1 – Summary of Significant Accounting Policies:

Nature of Operations: Consumers Bancorp, Inc. (the Company) is a bank holding company headquartered in Minerva, Ohio that provides, through its banking subsidiary, Consumers National Bank (the Bank), a broad array of products and services throughout its primary market area of Carroll, Columbiana, Jefferson, Mahoning, Stark, Summit, and contiguous counties in Ohio, Pennsylvania, and West Virginia. The Bank’s business involves attracting deposits from businesses and individual customers and using such deposits to originate commercial, mortgage and consumer loans in its primary market area.

Basis of Presentation: The consolidated financial statements for interim periods are unaudited and reflect all adjustments (consisting of only normal recurring adjustments), which, in the opinion of management, are necessary to present fairly the financial position and results of operations and cash flows for the periods presented. The unaudited financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by accounting principles generally accepted in the United States of America. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended June 30, 2023. The results of operations for the interim period disclosed herein are not necessarily indicative of the results that may be expected for a full year.

The consolidated financial statements include the accounts of the company and the Bank. All significant inter-company transactions and accounts have been eliminated in consolidation.

Segment Information: The Company is a bank holding company engaged in the business of commercial and retail banking, which accounts for substantially all the revenues, operating income, and assets. Accordingly, all the Company’s operations are recorded in one segment, banking.

Reclassifications: Certain items in prior financial statements have been reclassified to conform to the current presentation. Any reclassifications had no impact on prior year net income or shareholders’ equity.

Adoption of New Accounting Standards: In June 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU replaces the incurred loss methodology for recognizing credit losses and requires companies to measure the current expected credit losses (CECL) on financial instruments measured at amortized cost, such as loans, held-to-maturity debt securities, and other receivables at the time the financial asset is originated or acquired and certain off-balance sheet credit exposures. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. For available-for-sale securities where fair value is less than cost, credit-related impairment, if any, is recognized through an allowance for credit losses and adjusted each period for changes in credit risk.

This guidance became effective for the Company on July 1, 2023 and was adopted using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. The Company’s results for periods beginning after July 1, 2023 are presented under ASC 326 while results for prior periods are presented in accordance with previously applicable accounting standards.

At adoption, the Company recognized an incremental allowance for credit losses on loans of $52 and a liability for off-balance sheet unfunded commitments of $308. Additionally, a $285 decrease to the retained earnings account associated with the increased estimated credit losses was recorded along with the $75 tax impact portion being recorded as part of the deferred tax asset in other assets on our Consolidated Balance Sheet.

Allowance for Credit Losses (ACL)

Topic 326 eliminates the probable initial recognition threshold in current GAAP and instead, requires an entity to reflect its current estimate of all expected credit losses based on historical experience, current conditions and reasonable and supportable forecasts. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. The allowance for credit losses is evaluated on a regular basis and established through charges to earnings in the form of a provision for credit losses. When a loan or portion of a loan is determined to be uncollectible, the portion deemed uncollectible is charged against the allowance and subsequent recoveries, if any, are credited to the allowance. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited)

(Dollars in thousands, except per share amounts)

Portfolio Segmentation

The allowance for credit losses consists of general and specific components. The general component covers loans within portfolio segments that are collectively evaluated for credit losses. Portfolio segmentation is the pooling of loans based upon similar risk characteristics so that quantitative methodologies and qualitative adjustment factors for estimating the allowance for credit losses can be applied to the pool of loans in each segment. The Company has identified six portfolio segments of loans including Commercial & Industrial, Commercial Real Estate, Farmland, Land Development, 1 – 4 Family Residential Real Estate, and Consumer loans. Each segment has a distinct set of risk characteristics that are monitored by management. Below are the risk characteristics of the loan segments.

Commercial & Industrial: Commercial loans are made for a wide variety of general business purposes, including financing for equipment, inventories and accounts receivable. The term of each commercial loan varies by its purpose. Commercial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and prudently expand its business. Current and projected cash flows are evaluated to determine the ability of the borrower to repay their obligations as agreed. Commercial loans are primarily made based on the identified cash flows of the borrower and secondarily made based on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and usually incorporate a personal guarantee; however, some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The commercial loan portfolio includes loans to a wide variety of corporations and businesses across many industrial classifications in the areas where the Bank operates.

Commercial Real Estate: Commercial real estate loans include mortgage loans to owners of multi-family investment properties and owners of commercial real estate. Commercial real estate lending typically involves higher loan principal amounts, and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Current and projected cash flows are evaluated to determine the ability of the borrower to repay their obligations as agreed. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce the Company’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. In addition, management tracks the level of owner-occupied commercial real estate loans versus nonowner-occupied loans.

Farmland: Farmland loans include loans for agriculture purposes, such as crop and livestock production. Current and projected cash flows are evaluated to determine the ability of the borrower to repay their obligations as agreed. Agriculture lending is largely dependent on the successful management and operation of the farm and may be adversely affected by volatile commodity prices, rising farm production costs, and fluctuating land value.

Land Development: Land Development loans include loans to finance the construction of residential and commercial properties generally located within our primary market area. Land development loans are fixed-rate or adjustable-rate loans which may convert to permanent loans with maturities of up to 30 years. Our policies provide that construction loans may generally be made in amounts up to 80% of the appraised value of the property, and an independent appraisal of the property is required. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant, and regular inspections are required to monitor the progress of construction. In underwriting construction loans, we consider the property owner’s and/or guarantor’s financial strength, expertise, credit history, and the projected cash flow of the subject property. Construction financing is considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction or development compared to the estimated cost (including interest) of construction. If the estimate of value proves to be inaccurate, we may be confronted with a project, when completed, having a value which is insufficient to assure full repayment. We attempt to reduce such risks on construction loans through inspections of construction progress on the property and by requiring personal guarantees and reviewing current personal financial statements and tax returns, as well as other projects of the developer.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited)

(Dollars in thousands, except per share amounts)

1-4 Family Residential Real Estate: Residential real estate loans are secured by one to four family residential properties and include both owner occupied, non-owner occupied and home equity loans. Credit approval for residential real estate loans requires demonstration of sufficient income to repay the principal and interest and the real estate taxes and insurance, stability of employment, an established credit record and an appropriately appraised value of the real estate securing the loan that generally requires that the residential real estate loan amount be no more than 85% of the purchase price or the appraised value of the real estate securing the loan unless the borrower purchases private mortgage insurance.

Consumer: The Company originates direct and indirect consumer loans, primarily automobile loans, personal lines of credit, and unsecured consumer loans in its primary market areas. Credit approval for consumer loans requires income sufficient to repay principal and interest due, stability of employment, an established credit record and sufficient collateral for secured loans. Consumer loans typically have shorter terms and lower balances with higher yields as compared to real estate mortgage loans, but generally carry higher risks of default. Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances and economic conditions.

The allowance for credit losses for portfolio segments is evaluated based upon periodic quantitative review of the collectability of the loans that correlates historical loan experience with reasonable and supportable forecasts using forward looking information. The Company utilizes a discounted cash flow (loss rate, expected loss) method to estimate the quantitative portion of the allowance for credit losses for all portfolio segments.

For each portfolio segment, a loss driver analysis (LDA) is performed to identify appropriate loss drivers and create a regression model for use in forecasting cash flows. The LDA analysis utilizes peer data from the Federal Financial Institutions Examination Council’s (FFIEC) Call Report data for all segments. The Company has established a one-year reasonable and supportable forecast period with a one-year straight-line reversion to the long-term historical average. Key inputs into the discounted cash flow model include loan-level detail, including the amortized cost basis of individual loans, payment structure, and forecasted loss drivers. Since the Company has had very limited loss experience, management elected to utilize benchmark peer loss history data to estimate historical loss rates. Management worked with a third-party advisory firm to identify an appropriate peer group for each loan segment that shares similar characteristics. The Company uses the central tendency seasonally adjusted civilian unemployment rate forecast from the FOMC for all portfolio segments. Other key assumptions include a maturity assumption for loans without maturity dates and prepayment / curtailment rates specific to each loan segment. Prepayment and curtailment rates are calculated based on the Company’s own data.

Adjustments may be made to the quantitative evaluation to account for differences in current or expected qualitative risk characteristics such as changes in underwriting standards, changes in the value of underlying collateral, the existence and effect of portfolio concentration, delinquency level, regulatory environment, economic conditions, Company management and the status of portfolio administration including the Company’s loan review function.

Individually Evaluated Loans

Loans that do not share similar risk characteristics are evaluated on an individual basis and are excluded from the pooling approach discussed above for the forecasted allowance for credit losses. The Company establishes a specific reserve for individually evaluated loans which do not share similar risk characteristics. Individually evaluated loans include the third-party residential mortgage warehouse line-of-credit, nonaccrual loans, modified loans to borrowers experiencing financial difficulty, and other loans deemed appropriate by management. Specific reserves on non-performing loans are typically based on management’s best estimate of the fair value of collateral securing these loans, adjusted for selling costs as appropriate.

Reserve for Unfunded Commitments

The reserve for unfunded commitments represents the expected credit losses on off-balance sheet commitments such as unfunded commitments to extend credit over the contractual period in which we are exposed to credit risk on the underlying commitments unless the obligation is unconditionally cancellable by the Company. Any reserve for off-balance sheet credit exposures is reported as an other liability on our Consolidated Balance Sheet and is increased or decreased via the provision for credit losses account on our Consolidated Statement of Income. The calculation includes consideration of the likelihood that funding will occur and forecasted credit losses on commitments expected to be funded over their estimated lives. The reserve is calculated using the same aggregate reserve rates calculated for the funded portion of loans at the portfolio level applied to the amount of commitments expected to be funded.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Available-for-Sale (AFS) and Held-to-Maturity (HTM) Debt Securities

For AFS securities in an unrealized loss position, management determines whether the Company intends to sell or if it is more likely than not that the Company will be required to sell the security before recovery of the amortized cost basis. If either of the criteria is met, the security’s amortized cost basis is written down to fair value through income with an allowance being established under CECL. For AFS securities with unrealized losses not meeting these criteria, management evaluates whether any decline in fair value is due to credit loss factors. In making this assessment, management considers any changes to the rating of the security by rating agencies and adverse conditions specifically related to the issuer of the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Changes in the allowance for credit losses under ASC 326-30 are recorded as provisions for (or reversal of) credit loss expense. Losses are charged against the allowance when the collectability of an AFS debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of income taxes.

Since the adoption of CECL, the Company monitors the credit quality of HTM debt securities primarily through the financial condition of the issuer. Any allowance for credit losses on HTM securities would be a contra asset valuation account that would be deducted from the carrying amount of HTM securities to present the net amount expected to be collected and would be charged off against the allowance for credit losses when deemed uncollectible. Adjustments to the allowance for credit losses would be reported in the Company’s Consolidated Statements of Income in the provision for credit losses. Since all the HTM securities are non-rated municipal securities to local customers, management considers the financial condition of the issuer and whether issuers continue to make timely principal and interest payments under the contractual terms of the securities.

At September 30, 2023 and at adoption of CECL on July 1, 2023, there was no allowance for credit losses related to AFS or HTM debt securities. Accrued interest receivable on debt securities was excluded from the estimate of credit losses.

Accrued Interest Receivable

Upon adoption of ASU 2016-13 and its related amendments on July 1, 2023, the Company elected to do the following regarding accrued interest receivable:

•	Exclude accrued interest receivable that is included in the amortized cost of financing receivables and debt securities from related disclosure requirements.
•

Continue its policy to write off accrued interest receivable by reversing it from interest income. For commercial and real estate loans, accruing interest is typically discontinued and any balance is written off when the loan becomes 90 days past due. For consumer loans, accrued interest is typically written off no later than when the loan becomes 120 days past due. Due to the composition of the securities portfolio, uncollectible accrued interest receivable on the securities portfolio is rare. Any accrued interest receivable would be written off by reversing interest income if the Company does not reasonably expect to receive payments. Due to the timely manner in which accrued interest receivables are written off, the amounts of such write offs are immaterial.

•

Not measure an allowance for credit losses for accrued interest receivable due to the Company’s policy of writing off uncollectible accrued interest receivable balances in a timely manner, as described above.

On July 1, 2023, the Company adopted ASU 2022-02, Financial Instruments – Credit Losses (ASC 326): Troubled Debt Restructurings (TDRs) and Vintage Disclosures. The guidance amends ASC 326 to eliminate the accounting guidance for TDRs by creditors, while enhancing disclosure requirements for certain loan refinancing and restructuring activities by creditors when a borrower is experiencing financial difficulty. The ASU requires enhanced disclosures related to certain modifications of receivables made to borrowers experiencing financial difficulty and require that an entity disclose current-period gross write-offs by year of origination within the vintage disclosures. The adoption of the ASU did not have a significant impact on the Company’s financial statements.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 2 – Securities

Debt securities

The following tables summarize the Company’s debt securities as of September 30, 2023 and June 30, 2022:

Available –for-Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2023
Obligations of U.S. Treasury	$8,949	$—	$(470)	$8,479
Obligations of U.S. government-sponsored entities and agencies	28,908	—	(4,405)	24,503
Obligations of state and political subdivisions	87,795	2	(13,077)	74,720
U.S. Government-sponsored mortgage-backed securities–residential	101,834	—	(19,292)	82,542
U.S. Government-sponsored mortgage-backed securities– commercial	8,599	—	(2,175)	6,424
U.S. Government-sponsored collateralized mortgage obligations– residential	55,516	28	(6,262)	49,282
Other debt securities	17,127	—	(2,047)	15,080
Total securities available-for-sale	$308,728	$30	$(47,728)	$261,030

Held-to-Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
September 30, 2023
Obligations of state and political subdivisions	$6,866	$—	$(743)	$6,123

Available-for-sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2023
Obligation of U.S Treasury	$8,941	$—	$(533)	$8,408
Obligations of U.S. government-sponsored entities and agencies	29,430	7	(3,745)	25,692
Obligations of state and political subdivisions	92,891	63	(8,982)	83,972
U.S. Government-sponsored mortgage-backed securities - residential	104,689	12	(15,066)	89,635
U.S. Government-sponsored mortgage-backed securities - commercial	8,604	—	(1,809)	6,795
U.S. Government-sponsored collateralized mortgage obligations – residential	55,800	8	(5,738)	50,070
Other debt securities	17,175	—	(2,142)	15,033
Total available-for-sale securities	$317,530	$90	$(38,015)	$279,605

Held-to-maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
June 30, 2023
Obligations of state and political subdivisions	$6,970	$—	$(676)	$6,294

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Proceeds from the sale of available-for-sale securities were as follows:

	Three Months Ended September 30,
	2023	2022
Proceeds from sales	$4,002	$2,069
Gross realized gains	—	7
Gross realized losses	79	18

The income tax benefit related to the net realized losses amounted to $16 for the three-month period ended September 30, 2023 and $2 for the three-month period ended September 30, 2022.

The amortized cost and fair values of debt securities as of September 30, 2023, by expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

Available-for-Sale	Amortized Cost	Estimated Fair Value
Due in one year or less	$6,575	$6,445
Due after one year through five years	26,884	25,275
Due after five years through ten years	52,244	45,075
Due after ten years	57,076	45,987
Total	142,779	122,782

U.S. Government-sponsored mortgage-backed and related securities	165,949	138,248
Total securities available-for-sale	$308,728	$261,030

Held-to-Maturity
Due after one year through five years	$3,092	$2,954
Due after five years through ten years	533	518
Due after ten years	3,241	2,651
Total securities held-to-maturity	$6,866	$6,123

Securities with a carrying value of approximately $137,347 and $137,896 were pledged at September 30, 2023 and June 30, 2023, respectively, to secure public deposits and commitments as required or permitted by law.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table summarizes the securities with unrealized losses as of September 30, 2023 and June 30, 2023, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or more		Total
Available-for-sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2023
Obligation of U.S. Treasury	$—	$—	$8,479	$(470)	$8,479	$(470)
Obligations of U.S. government-sponsored entities and agencies	1,896	(62)	22,607	(4,343)	24,503	(4,405)
Obligations of state and political subdivisions	11,781	(606)	60,475	(12,471)	72,256	(13,077)
U.S. Government-sponsored mortgage-backed securities – residential	3,555	(136)	78,987	(19,156)	82,542	(19,292)
U.S. Government-sponsored mortgage-backed securities – commercial	—	—	6,424	(2,175)	6,424	(2,175)
Collateralized mortgage obligations - residential	13,676	(276)	31,518	(5,986)	45,194	(6,262)
Other debt securities	—	—	15,080	(2,047)	15,080	(2,047)
Total temporarily impaired	$30,908	$(1,080)	$223,570	$(46,648)	$254,478	$(47,728)

	Less than 12 Months		12 Months or more		Total
Held to Maturity	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2023
Obligations of state and political subdivisions	$—	$—	$6,123	$(743)	$6,123	$(743)
Total temporarily impaired	$—	$—	$6,123	$(743)	$6,123	$(743)

	Less than 12 Months		12 Months or more		Total
Available-for-sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2023
Obligations of U.S. Treasury	$—	$—	$8,408	$(533)	$8,408	$(533)
Obligations of U.S. government-sponsored entities and agencies	1,008	(10)	23,551	(3,735)	24,559	(3,745)
Obligations of state and political subdivisions	16,009	(344)	62,492	(8,638)	78,501	(8,982)
Mortgage-backed securities – residential	3,334	(84)	85,096	(14,982)	88,430	(15,066)
Mortgage-backed securities – commercial	—	—	6,795	(1,809)	6,795	(1,809)
Collateralized mortgage obligations - residential	22,039	(638)	27,023	(5,100)	49,062	(5,738)
Other debt securities	—	—	15,033	(2,142)	15,033	(2,142)
Total temporarily impaired	$42,390	$(1,076)	$228,398	$(36,939)	$270,788	$(38,015)

	Less than 12 Months		12 Months or more		Total
Held to Maturity	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2023
Obligations of state and political subdivisions	$—	$—	$6,294	$(676)	$6,294	$(676)
Total temporarily impaired	$—	$—	$6,294	$(676)	$6,294	$(676)

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

At September 30, 2023, there were a total of 407 available-for-sale and four held-to-maturity securities in the portfolio with unrealized losses due to an increase in market interest rates when compared to the time of purchase. The unrealized losses have not been recognized into income because the decline in fair value is not attributed to credit quality and management does not intend to sell, and it is not likely that management will be required to sell, the securities prior to their anticipated recovery.

The mortgage-backed securities and collateralized mortgage obligations were primarily issued by Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support. The Company does not own any private label mortgage-backed securities. The municipal bond portfolio consists of tax-exempt and taxable general obligations and revenue bonds to a broad range of counties, towns, school districts, and other essential service providers. As of September 30, 2023, 98.7% of the municipal bonds held in the available-for-sale portfolio had an S&P or Moody’s investment grade rating, and 1.3% were non-rated issues. The municipal bonds in the held-to-maturity portfolio are all non-rated issues to local entities that are also deposit customers. All the municipal bonds are paying as agreed, and there have been no missed payments.

Equity Securities

The Company owned equity securities with an amortized cost of $400 as of September 30, 2023, and June 30, 2023. Changes in the fair value of these securities are included in noninterest income on the consolidated statements of income. The following table presents the net unrealized losses on equity securities recognized in earnings for the three-month periods ended September 30, 2023 and 2022. There were no sales of equity securities during the three-month periods ended September 30, 2023 and 2022.

	Three Months Ended September 30,
	2023	2022
Unrealized loss recognized on equity securities held at the end of the period	$—	$(24)

Note 3 – Loans and Allowance for Credit Losses

The following table presents loans by major category.

	September 30, 2023	June 30, 2023
Commercial & Industrial	$111,235	$112,558
Commercial real estate:
Owner occupied	154,688	151,005
Non-owner occupied	143,341	140,002
Farmland	40,610	40,606
Land Development	9,396	11,004
1 – 4 family residential real estate	189,501	189,312
Consumer	68,948	65,617
Subtotal	717,719	710,104
Unamortized deferred loan costs, net	202	258
Allowance for credit losses	(7,782)	(7,724)
Net Loans	$710,139	$702,638

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the activity in the allowance for credit losses by portfolio segment for the three months ended September 30, 2023.

					1-4 Family
	Commercial	Commercial			Residential
	&	Real		Land	Real
	Industrial	Estate	Farmland	Development	Estate	Consumer	Total

ACL beginning balance	$1,308	$3,943	$—	$—	$1,571	$902	$7,724
Cumulative effect of change in accounting principle	(455)	(53)	93	398	166	(97)	52
Provision for expected credit losses	121	61	(2)	(132)	(99)	91	40
Charge-offs	—	—	—	—	—	(106)	(106)
Recoveries	—	—	—	—	—	72	72
ACL ending balance	$974	$3,951	$91	$266	$1,638	$862	$7,782

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2022:

			1-4 Family
	Commercial	Commercial	Residential
	&	Real	Real
	Industrial	Estate	Estate	Consumer	Total
Allowance for loan losses:
Beginning balance	$960	$3,927	$1,645	$628	$7,160
Provision for loan losses	61	145	35	169	410
Loans charged-off	—	—	(6)	(72)	(78)
Recoveries	—	—	2	52	54
Total ending allowance balance	$1,021	$4,072	$1,676	$777	$7,546

The following table presents the amortized cost of non-accrual loans by class as of September 30, 2023:

	September 30, 2023
			Interest Income
	Non-accrual	Total	Recognized during
	loans with	Non-accrual	the period on
	no ACL	loans	non-accrual loans
Commercial real estate:
Owner occupied	$51	$51	$—
1 – 4 family residential real estate	142	142	—
Total	$193	$193	$—

The following table presents the recorded investment of non-accrual loans by class as of June 30, 2023:

June 30, 2023 Non-accrual
Commercial Real Estate:
Other	$51
1 – 4 family residential:
Non-owner occupied	3
Total	$54

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the aging of the amortized cost of past due loans as of September 30, 2023 by class of loans:

							Loans 90
	Days Past Due						Days Past
	30 – 59	60 - 89	90 Days or	Total	Loans Not		Due and
	Days	Days	Greater	Past Due	Past Due	Total	Accruing
Commercial & Industrial	$26	$—	$—	$26	$111,282	$111,308	$—
Commercial real estate:
Owner occupied	—	—	51	51	154,374	154,425	—
Non-owner occupied	—	—	—	—	143,017	143,017	—
Farmland					40,509	40,509	—
Land development	—	—	—	—	9,373	9,373	—
1 – 4 family residential real estate	15	—	160	175	190,388	190,563	18
Consumer	580	168	80	828	67,898	68,726	80
Total	$621	$168	$291	$1,080	$716,841	$717,921	$98

The following table presents the aging of the recorded investment in past due loans as of June 30, 2023 by class of loans:

							Loans 90
	Days Past Due						Days Past
	30 – 59	60 - 89	90 Days or	Total	Loans Not		Due and
	Days	Days	Greater	Past Due	Past Due	Total	Accruing
Commercial & Industrial	$—	$—	$—	$—	$112,826	$112,826	$—
Commercial real estate:
Construction	—	—	—	—	23,996	23,996	—
Other	—	—	51	51	318,654	318,705	—
1-4 family residential:
Owner occupied	17	124	—	141	158,296	158,437	—
Non-owner occupied	—	—	3	3	23,885	23,888	—
Construction	—	—	—	—	8,514	8,514	—
Consumer	438	120	50	608	64,986	65,594	50
Total	$455	$244	$104	$803	$711,157	$711,960	$50

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, current economic trends and other relevant information. At the time of origination, the Company analyzes all commercial loans individually and classifies the loans by credit risk. Management regularly monitors commercial loans for any changes in the borrowers’ ability to service their debt and completes an annual review to confirm the risk rating for those loans with total outstanding loan relationships greater than $500. The Company uses the following definitions for risk ratings:

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

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Based on the most recent analysis performed, the following tables present the amortized cost by internal risk category and class of loans as of September 30, 2023:

							Revolving	Revolving
							Loans	Loans
	Term Loans by Origination Year						Amortized	Converted
	2024	2023	2022	2021	2020	Prior	Cost Basis	To Term	Total
Commercial & Industrial
Pass	$13,175	$29,099	$32,109	$9,319	$4,716	$5,937	$15,284	$—	$109,639
Special Mention	—	—	440	44	17	47	573	—	1,121
Substandard	—	—	—	—	—	16	532	—	548
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial & Industrial	$13,175	$29,099	$32,549	$9,363	$4,733	$6,000	$16,389	$—	$111,308
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate:
Owner occupied:
Pass	$5,495	$19,460	$34,629	$23,581	$15,786	$44,807	$7,458	$—	$151,216
Special Mention	—	—	—	39	915	1,634	151	—	2,739
Substandard	—	—	—	—	—	419	—	—	419
Doubtful	—	—	—	—	—	51	—	—	51
Total owner occupied	$5,495	$19,460	$34,629	$23,620	$16,701	$46,911	$7,609	$—	$154,425
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Non-owner occupied:
Pass	$1,947	$38,625	$22,967	$25,701	$13,202	$36,344	$784	$—	$139,570
Special Mention	—	—	—	3,447	—	—	—	—	3,447
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total non-owner occupied	$1,947	$38,625	$22,967	$29,148	$13,202	$36,344	$784	$—	$143,017
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Farmland:
Pass	$405	$6,469	$6,023	$5,644	$2,426	$17,631	$1,063	$—	$39,661
Special Mention	—	—	—	—	—	848	—	—	848
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total Farmland	$405	$6,469	$6,023	$5,644	$2,426	$18,479	$1,063	$—	$40,509
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Land Development:
Pass	$110	$2,027	$1,066	$537	$388	$614	$4,631	$—	$9,373
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total Land Development	$110	$2,027	$1,066	$537	$388	$614	$4,631	$—	$9,373
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total:
Pass	$21,132	$95,680	$96,794	$64,782	$36,518	$105,333	$29,220	$—	$449,459
Special Mention	—	—	440	3,530	932	2,529	724	—	8,155
Substandard	—	—	—	—	—	435	532	—	967
Doubtful	—	—	—	—	—	51	—	—	51
Total	$21,132	$95,680	$97,234	$68,312	$37,450	$108,348	$30,476	$—	$458,632

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Management monitors the credit risk profile by payment activity for residential and consumer loan classes. Loans past due 90 days or more and loans on nonaccrual are considered nonperforming. The following table presents the amortized cost of residential real estate and consumer loans based on payment status as of September 30, 2023:

							Revolving	Revolving
							Loans	Loans
	Term Loans by Origination Year						Amortized	Converted
	2024	2023	2022	2021	2020	Prior	Cost Basis	To Term	Total
1 – 4 family residential real estate:
Performing	$4,330	$21,676	$31,602	$53,188	$20,607	$31,907	$27,093	$—	$190,403
Nonperforming	—	—	—	—	—	160	—	—	160
Total 1-4 family residential real estate	$4,330	$21,676	$31,602	$53,188	$20,607	$32,067	$27,093	$—	$190,563
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer:
Performing	$9,053	$33,179	$17,740	$6,567	$1,245	$731	$131	$—	$68,646
Nonperforming	—	17	50	13	—	—	—	—	80
Total consumer	$9,053	$33,196	$17,790	$6,580	$1,245	$731	$131	$—	$68,726
Current year-to-date gross write-offs	$12	$47	$21	$16	$10	$—	$—	$—	$106
Total:
Performing	$13,383	$54,855	$49,342	$59,755	$21,852	$32,638	$27,224	$—	$259,049
Nonperforming	—	17	50	13	—	160	—	—	240
Total	$13,383	$54,872	$49,392	$59,768	$21,852	$32,798	$27,224	$—	$259,289

Based on the most recent analysis performed, the following table presents the recorded investment by risk category and by class of loans as of June 30, 2023:

		Special			Not
	Pass	Mention	Substandard	Doubtful	Rated
Commercial & Industrial	$110,928	$1,174	$573	$—	$151
Commercial real estate:
Construction	23,996	—	—	—	—
Other	310,427	7,097	468	51	662
1-4 Family residential real estate:
Owner occupied	2,013	—	17	—	156,407
Non-owner occupied	23,474	50	105	3	256
Construction	3,227	—	—	—	5,287
Consumer	597	—	—	—	64,997
Total	$474,662	$8,321	$1,163	$54	$227,760

Modifications to Borrowers Experiencing Financial Difficulty

Occasionally, the Company modifies loans to borrowers experiencing financial difficulty to maximize collection of loan balances by providing principal forgiveness, term extension, an other-than insignificant payment delay, or an interest rate reduction. In some cases, the Company may provide multiple types of concessions on one loan. If principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses.

There were no modifications of loans to borrowers in financial distress completed during the quarter ended September 30, 2023.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Impaired Loans

The following impaired loan information relates to required disclosures under the previous incurred loan loss methodology and are only presented with prior period information.

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2023. Included in the recorded investment in loans is $1,598 of accrued interest receivable.

			1-4 Family
	Commercial	Commercial	Residential
	&	Real	Real
	Industrial	Estate	Estate	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—
Acquired loans collectively evaluated for impairment	—	40	74	—	114
Originated loans collectively evaluated for impairment	1,308	3,903	1,497	902	7,610
Total ending allowance balance	$1,308	$3,943	$1,571	$902	$7,724

Recorded investment in loans:
Loans individually evaluated for impairment	$314	$88	$3	$—	$405
Acquired loans collectively evaluated for impairment	622	6,953	23,038	1,230	31,843
Originated loans collectively evaluated for impairment	111,890	335,660	167,798	64,364	679,712
Total ending loans balance	$112,826	$342,701	$190,839	$65,594	$711,960

The following table presents information related to unpaid principal balance, recorded investment and interest income associated with loans individually evaluated for impairment by class of loans as of June 30, 2023 and for the three months ended September 30, 2022:

	As of June 30, 2023			Three Months ended September 30, 2022
			Allowance
	Unpaid		for Loan	Average	Interest	Cash Basis
	Principal	Recorded	Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial & Industrial	$404	$314	$—	$286	$10	$10
Commercial real estate:
Other	127	88	—	41	3	3
1-4 Family residential real estate:
Owner occupied	24	—	—	21	1	1
Non-owner occupied	3	3	—	62	—	—
Total	$558	$405	$—	$410	$14	$14

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Troubled Debt Restructurings (TDR):

The Company had certain loans that were modified to maximize collection of loan balances classified as TDRs. A modified loan was usually classified as a TDR if, for economic reasons, management granted a concession to the original terms and conditions of the loan to a borrower who was experiencing financial difficulties that it would not have otherwise considered. As of June 30, 2023, the Company had $351 of loans classified as TDRs which are included in impaired loans above.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Balance at September 30,	Fair Value Measurements at September 30, 2023
	2023	Level 1	Level 2	Level 3
Assets:
Obligations of U.S. Treasury	$8,479	$—	$8,479	$—
Obligations of U.S. government-sponsored entities and agencies	24,503	—	24,503	—
Obligations of state and political subdivisions	74,720	—	74,720	—
U.S. Government-sponsored mortgage-backed securities – residential	82,542	—	82,542	—
U.S. Government-sponsored mortgage-backed securities – commercial	6,424	—	6,424	—
U.S. Government-sponsored collateralized mortgage obligations - residential	49,282	—	49,282	—
Other debt securities	15,080	—	15,080	—
Equity securities	386	—	386	—

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

	Balance at June 30,	Fair Value Measurements at June 30, 2023
	2023	Level 1	Level 2	Level 3
Assets:
Obligations of U.S. treasury	$8,408	$—	$8,408	$—
Obligations of U.S. government-sponsored entities and agencies	25,692	—	25,692	—
Obligations of state and political subdivisions	83,972	—	83,972	—
U.S. government-sponsored mortgage-backed securities - residential	89,635	—	89,635	—
U.S. government-sponsored mortgage-backed securities - commercial	6,795	—	6,795	—
U.S. government-sponsored collateralized mortgage obligations - residential	50,070	—	50,070	—
Other debt securities	15,033	—	15,033	—
Equity securities	386	—	386	—

There were no transfers between Level 1 and Level 2 during the three-month period ended September 30, 2023.

Certain assets and liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. Assets that may be recorded at fair value on a nonrecurring basis include individually evaluated collateral dependent loans (or impaired loans prior to the adoption of ASC 326), other real estate owned, and other repossessed assets.

Impaired Loans: The fair value of collateral dependent loans with specific allocations of the allowance for credit losses is generally based on recent real estate appraisals. Impaired loans carried at fair value generally receive specific allocations of the allowance for loan losses or are charged down to their fair value. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. There were no impaired loans measured at fair value on a non-recurring basis at September 30, 2023 or June 30, 2023 and there was no impact to the provision for credit losses for the three-month period ended September 30, 2023 or 2022.

Other Real Estate and Repossessed Assets Owned: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Real estate owned properties and other repossessed assets, which are primarily vehicles, are evaluated on a quarterly basis for additional impairment and adjusted accordingly. There was no other real estate owned or other repossessed assets being carried at fair value as of September 30, 2023 or June 30, 2023. As of September 30, 2023 and June 30, 2023 the balance of other real estate owned was $124.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table shows the estimated fair values of financial instruments that are reported at amortized cost in the Company’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	September 30, 2023		June 30, 2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Level 1 inputs:
Cash and cash equivalents	$19,643	$19,643	$11,755	$11,755
Level 2 inputs:
Certificates of deposit in other financial institutions	2,493	2,462	2,501	2,450
Loans held for sale	—	—	764	774
Accrued interest receivable	3,293	3,293	3,024	3,024
Level 3 inputs:
Securities held-to-maturity	6,866	6,123	6,970	6,294
Loans, net	710,139	652,758	702,638	656,737
Financial Liabilities:
Level 2 inputs:
Demand and savings deposits	730,910	730,910	738,190	738,190
Time deposits	230,464	229,325	214,343	211,856
Short-term borrowings	21,945	21,945	26,367	26,367
Federal Home Loan Bank advances	8,146	6,913	8,776	7,678
Accrued interest payable	507	507	344	344

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

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Time deposits: Fair value of fixed-maturity certificates of deposit was estimated using the rates offered at September 30, 2023 and 2022 for deposits of similar remaining maturities, resulting in Level 2 classification. Estimated fair value does not include the benefit that results from low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market.

Federal Home Loan Bank advances: Fair value of Federal Home Loan Bank advances was estimated using current rates at September 30, 2023 and 2022 for similar financing resulting in a Level 2 classification.

Federal bank and other restricted stocks, at cost: Federal bank and other restricted stocks include stock acquired for regulatory purposes, such as Federal Home Loan Bank stock and Federal Reserve Bank stock that are accounted for at cost due to restrictions placed on their transferability, and, therefore, are not subject to the fair value disclosure requirements.

Off-balance sheet commitments: The Company’s lending commitments have variable interest rates and “escape” clauses if the customer’s credit quality deteriorates. Therefore, the fair values of these items are not significant and are not included in the above table.

NOTE 5—AFFORDABLE TAX CREDIT PARTNERSHIP

In April 2023, the Company invested in a limited partnership that will in turn invest in qualified affordable housing projects that will generate tax benefits for the limited partner investors, including federal low-income housing tax credits pursuant to Section 42 of the Internal Revenue Code. This partnership investment is an unconsolidated Variable Interest Entity (VIE) for which the Company holds an interest in but is not the primary beneficiary of the VIE. The purpose of this investment is to achieve a satisfactory return on capital, to facilitate the sale of additional affordable housing product offerings, and to assist in achieving goals associated with the Community Reinvestment Act. The primary activities of the limited partnership include the identification, development, and operation of multi-family housing that is leased to qualifying residential tenants. Generally, these types of investments are funded through a combination of debt and equity.

The Company uses the proportional amortization method to account for its investment. The investment is included in other assets and the unfunded commitment is included in other liabilities. As a limited partner, there is no recourse to the Company by the creditors of the limited partnership, however, the tax credits are generally subject to recapture should the partnership fail to comply with the applicable government regulations.

The following table summarizes the balances of the affordable housing tax credit investment and related unfunded commitment at September 30, 2023 and June 30, 2023.

	September 30, 2023	June 30, 2023
Affordable housing tax credit investment	$10,250	$10,250
Less: amortization	(1)	—
Net affordable housing tax credit investment	$10,249	$10,250
Unfunded commitments	$9,305	$9,668

The following summarizes other information relating to the affordable housing tax credit investment for the three-month periods ended September 30, 2023 and 2022.

	Three Months Ended September 30,
	2023	2022
Tax credits and other tax benefits recognized	$15	$—
Proportional amortization expense included in provision for income taxes	1	—

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 6 – Earnings Per Share

Basic earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period and is equal to net income divided by the weighted average number of shares outstanding during the period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares that may be issued upon the vesting of restricted stock awards. There were 21,082 shares of restricted stock that were anti-dilutive for the three-month period ended September 30, 2023. There were 7,103 shares of restricted stock that were anti-dilutive for the three-month period ended September 30, 2022.  The following table details the calculation of basic and diluted earnings per share:

	For the Three Months Ended September 30,
	2023	2022
Basic:
Net income available to common shareholders	$2,410	$2,535
Weighted average common shares outstanding	3,092,945	3,048,018
Basic income per share	$0.78	$0.83

Diluted:
Net income available to common shareholders	$2,410	$2,535
Weighted average common shares outstanding	3,092,945	3,048,018
Dilutive effect of restricted stock	—	—
Total common shares and dilutive potential common shares	3,092,945	3,048,018
Dilutive income per share	$0.78	$0.83

Note 7 –Accumulated Other Comprehensive Loss

The components of other comprehensive income related to unrealized gains and losses on available-for-sale securities for the three-month periods ended September 30, 2023 and 2022, were as follows:

	Pretax	Tax Effect	After-tax	Affected Line Item in Consolidated Statements of Income
Balance as of June 30, 2023	$(37,925)	$7,964	$(29,961)
Unrealized holding losses on available-for-sale securities arising during the period	(9,852)	2,069	(7,783)
Amounts reclassified from accumulated other comprehensive loss	79	(16)	63	(a)(b)
Net current period other comprehensive loss	(9,773)	2,053	(7,720)
Balance as of September 30, 2023	$(47,698)	$10,017	$(37,681)

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

	Pretax	Tax Effect	After-tax	Affected Line Item in Consolidated Statements of Income
Balance as of June 30, 2022	$(27,982)	$5,876	$(22,106)
Unrealized holding losses on available-for-sale securities arising during the period	(16,140)	3,389	(12,751)
Amounts reclassified from accumulated other comprehensive loss	11	(2)	9	(a)(b)
Net current period other comprehensive loss	(16,129)	3,387	(12,742)
Balance as of September 30, 2022	$(44,111)	$9,263	$(34,848)

(a) Securities (gains) losses, net

(b) Income tax expense

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations

(Dollars in thousands, except per share data)

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share data)

General

The following is management’s analysis of the Company’s results of operations for the three-month period ended September 30, 2023, compared to the same period in 2022, and the consolidated balance sheet at September 30, 2023, compared to June 30, 2023. This discussion is designed to provide a more comprehensive review of the operating results and financial condition than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

Overview

Consumers Bancorp, Inc., a bank holding company incorporated under the laws of the State of Ohio (the Company), owns all the issued and outstanding common shares of Consumers National Bank, a bank chartered under the laws of the United States of America (the Bank). The Company’s activities have been limited primarily to holding the common shares of the Bank. The Bank’s business involves attracting deposits from businesses and individual customers and using such deposits to originate commercial, mortgage and consumer loans in its market area, consisting primarily of Carroll, Columbiana, Jefferson, Mahoning, Stark, Summit, and contiguous counties in Ohio, Pennsylvania, and West Virginia. The Bank also invests in securities consisting primarily of U.S. government sponsored entities, municipal obligations, mortgage-backed and collateralized mortgage obligations issued by Fannie Mae, Freddie Mac and Ginnie Mae.

Results of Operations

Three-Month Periods Ended September 30, 2023 and 2022

Net income for the first quarter of fiscal year 2024 was $2,410, or $0.78 per common share, compared to $2,535, or $0.83 per common share for the three months ended September 30, 2022. The following are key highlights of our results of operations for the three months ended September 30, 2023, compared with the prior fiscal year comparable period:

●

net interest income decreased by $242, or 2.9%, to $8,154 in the first quarter of fiscal year 2024 from the same prior year period mainly because of the increase in the cost of funds as a result of the rapid increase in market interest rates;

●

a $40 provision for credit losses on loans and a $79 provision for credit losses on unfunded commitments were recorded for the three-month period ended September 30, 2023 compared with a $410 provision for loan loss expense for the same prior year period;

●

noninterest income increased by $26, or 2.3%, in the first quarter of fiscal year 2024 from the same prior year period primarily as a result of an increase in service charges on deposit accounts of $29, or 7.3%, an increase in mortgage banking activity of $16, or 19.5%, which were partially offset by a $79 loss on the sale of available-for-sale securities so the proceeds could be reinvested at higher market rates; and

●

noninterest expenses increased by $187, or 3.1%, in the first quarter of fiscal year 2024 from the same prior year period primarily due to increases in salaries and employee benefits, debit card processing expenses, and FDIC insurance assessments.

The annualized return on average equity and return on average assets were 17.31% and 0.90%, respectively, for the three months ended September 30, 2023 compared to 18.03% and 1.02%, respectively, for the same prior year period.

Net Interest Income

Net interest income, the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the largest component of the Company’s earnings. Net interest income is affected by changes in the volumes, rates and composition of interest-earning assets and interest-bearing liabilities. In addition, prevailing economic conditions, fiscal and monetary policies and the policies of various regulatory agencies all affect market rates of interest and the availability and cost of credit, which, in turn, can significantly affect net interest income. Net interest margin is calculated by dividing net interest income on a fully tax equivalent basis (FTE) by total average interest-earning assets. FTE income includes tax-exempt income, restated to a pre-tax equivalent, based on the statutory federal income tax rate. The federal income tax rate in effect for the 2024 and 2023 fiscal years was 21.0%. All average balances are daily average balances. Non-accruing loans are included in average loan balances and average securities include unrealized gains and losses on securities available-for-sale, while yields are based on average amortized cost.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

The Company’s net interest margin was 3.09% for the three months ended September 30, 2023, compared with 3.48% for the same period in 2022. The net interest margin is expected to continue to be impacted by the rapid increase in the cost of funds because of the competition for deposits and other borrowing costs as well as the inverted yield curve. FTE net interest income for the three months ended September 30, 2023, decreased by $406, or 4.8%, to $8,111 from $8,517 for the same prior year period.

The yield on average interest-earning assets increased to 4.45% for the three months ended September 30, 2023, compared with 3.76% for the same period last year. Tax-equivalent interest income increased by $2,497, or 27.2%, for the three months ended September 30, 2023, from the same prior year period because of a $59,404, or 6.3%, increase in average interest-earning assets as well as the increase in current market rates. Interest expense for the three months ended September 30, 2023 increased by $2,903 from the same prior year period primarily due to an increase in deposit and short-term borrowing costs as a result of higher market interest rates and increased competition for deposits. The Company’s cost of funds increased to 1.91% for the three months ended September 30, 2023 compared with 0.40% for the same prior year period.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Average Balance Sheets and Analysis of Net Interest Income for the Three Months Ended September 30,

(In thousands, except percentages)

	2023			2022
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Taxable securities	$209,311	$1,449	2.39%	$214,023	$1,248	2.11%
Nontaxable securities (1)	71,594	427	2.14	89,477	704	2.90
Loans receivable (1)	713,498	9,696	5.39	623,840	7,132	4.54
Federal bank and other restricted stocks	2,087	41	7.79	2,337	23	3.90
Equity securities	386	8	8.22	400	8	7.93
Interest bearing deposits and federal funds sold	6,573	71	4.29	13,968	80	2.27
Total interest-earning assets	1,003,449	11,692	4.45%	944,045	9,195	3.76%

Noninterest-earning assets	57,645			46,432

Total Assets	$1,061,094			$990,477

Interest-bearing liabilities:
NOW	$152,747	$373	0.97%	$160,491	$175	0.43%
Savings	335,453	1,137	1.34	368,287	260	0.28
Time deposits	222,729	1,907	3.40	108,681	162	0.59
Short-term borrowings	24,444	126	2.05	20,949	59	1.12
FHLB advances	9,323	38	1.62	8,232	22	1.06
Total interest-bearing liabilities	744,696	3,581	1.91%	666,640	678	0.40%

Noninterest-bearing liabilities:
Noninterest-bearing checking accounts	243,258			260,014
Other liabilities	17,902			8,047
Total liabilities	1,005,856			934,701
Shareholders’ equity	55,238			55,776

Total liabilities and shareholders’ equity	$1,061,094			$990,477

Net interest income, interest rate spread (1)		$8,111	2.54%		$8,517	3.36%

Net interest margin (net interest as a percent of average interest-earning assets) (1)			3.09%			3.48%

Federal tax exemption on non-taxable securities and loans included in interest income		$(43)			$121

Average interest-earning assets to interest-bearing liabilities	134.75%			141.61%

(1) calculated on a fully taxable equivalent basis utilizing a statutory federal income tax rate of 21.0%

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Provision for Credit Losses

On July 1, 2023, the Company adopted ASU 2016-13 CECL which caused an increase in the allowance for credit losses of $52 and the recording of a liability for expected credit losses on unfunded loans and other commitments of $308. The reserve for unfunded commitments is primarily related to 1 - 4 family home equity lines of credit, commercial construction loans, and 1 - 4 family construction loans. The increase in the allowance and the recording of the liability resulted in a decrease in the retained earnings account on our Consolidated Balance Sheet equal to the after-tax impact, with the tax impact portion being recorded in deferred taxes on our Consolidated Balance Sheet in accordance with FASB guidance.

The allowance for credit losses consists of general and specific components. The general component covers loans collectively evaluated for credit loss and is based on peer historical loss experience adjusted for current and forecasted factors. Management's adjustments to the quantitative evaluation may be for trends in delinquencies, trends in the volume of loans, changes in underwriting standards, changes in the value of underlying collateral, the existence and effect of portfolio concentration, regulatory environment, economic conditions, Company management and the status of portfolio administration including the Company’s loan review function.

The specific component includes loans that do not share similar risk characteristics that are evaluated on an individual basis and are excluded from the pooling approach. As of September 30, 2023, individually evaluated loans totaled $8,305 and included the $8,112 third-party residential mortgage warehouse line-of-credit and $193 of nonaccrual loans. The warehouse line-of-credit is included in individually analyzed loans because of the unique structure of the loan given the short-term nature of the advances, curtailment features provided by the financial institution that the line-of-credit is issued to, as well as being secured by individual residential properties. As of June 30, 2023, under the incurred loan loss methodology, individually evaluated loans totaled $405 and included $351 of performing loas classified as troubled debt restructurings and $54 of nonaccrual loans. There was no allowance for credit losses related to these individually evaluated loans as of September 30, 2023 or June 30, 2023.

For the three-month period ended September 30, 2023, the provision for credit losses was $119 and included a $40 provision for credit losses on loans and a $79 provision for credit losses on unfunded commitments. This compared with a provision for loan losses of $410 for the same period last year. The allowance for credit losses as a percentage of loans was 1.08% at September 30, 2023 and 1.09% at June 30, 2023. Net charge-offs of $34 were recorded during the three-month period ended September 30, 2023 compared with net charge off of $24 for the same period last year.

Non-performing loans were $291 as of September 30, 2023, compared with $104 as of June 30, 2023. Non-performing loans to total loans were 0.04% at September 30, 2023 and 0.01% at June 30, 2023. Due to the recent rapid increase in market interest rates uncertainty remains regarding future levels of criticized and classified loans, non-performing loans and charge-offs. Management will continue to closely monitor changes in the loan portfolio and will work with borrowers as needed to mitigate losses to the Company.

Noninterest Income

Noninterest income increased by $26, or 2.3%, for the first quarter of fiscal year 2024 from the same period last year. The increase in noninterest income was primarily the result of an increase in service charges on deposit accounts of $29, or 7.3% and an increase in mortgage banking activity of $16, or 19.5%. These increases were partially offset by a $79 loss on the sale of available-for-sale securities as lower yielding securities were sold in order to reinvest the proceeds into higher yielding loans.

Noninterest Expenses

Total noninterest expenses increased by $187, or 3.1%, for the first quarter of fiscal year 2024 compared with the same period last year. Salaries and employee benefits expenses increased by $59, or 1.7%, for the three-month period ended September 30, 2023 compared to the same prior year period primarily due to the addition of lending and support staff which was partially offset by a reduction in incentive expense accruals. Debit card processing expenses increased by $38, or 13.9%, for the three-month period ended September 30, 2023 compared to the same prior year period primarily due to an increase in customer card usage and an increase in the number of cards issued. FDIC assessments increased by $37, or 24.3%, for the three-month period ended September 30, 2023 primarily because of an increase in the initial base deposit insurance assessment rate paid by all insured depository institutions.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

Income Taxes

Income tax expenses were $517 for the three-month period ended September 30, 2023, compared to $504 for the three-month periods ended September 30, 2022. The effective tax rates were 17.7% and 16.4% for the three-month periods ended September 30, 2023 and 2022, respectively. The effective tax rates differed from the federal statutory rate because of tax-exempt income from obligations of state and political subdivisions, loans, and bank owned life insurance income.

Financial Condition

Total assets as of September 30, 2023 were $1,057,516 compared to $1,060,024 at June 30, 2023, an decrease of $2,508, or an annualized 0.9%. From June 30, 2023, total loans increased by $7,559, or an annualized 4.3% and total deposits increased by $8,841, or an annualized 3.7%.

Available-for-sale securities decreased from $279,605 as of June 30, 2023, to $261,030 as of September 30, 2023. As of September 30, 2023, the portfolio had an unrealized loss of $41,698 as a result of recent increases in market interest rates compared with the yields within the portfolio that were available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity or repricing dates or if market yields for such securities decline. The portfolio is primarily comprised of agency mortgage-backed securities, obligations of state and political subdivisions, other government agencies’ debt, corporate debt, and U.S. Treasury notes. The municipal bond portfolio consists of tax-exempt and taxable general obligations and revenue bonds to a broad range of counties, towns, school districts, and other essential service providers. As of September 30, 2023, 98.7% of the municipal bonds held in the available-for-sale portfolio had an S&P or Moody’s investment grade rating, and 1.3% were non-rated issues. As of September 30, 2023, the projected cash flow from the portfolio over the next 12 months was approximately $28,725 which may be available to reinvest into loans or securities at the then current market rates.

Total loans increased by $7,559, or an annualized 4.3%, from June 30, 2023. The growth in loans was primarily within the commercial real estate and consumer loan portfolios. Consumer loan growth was primarily from indirect loans due to the expansion of consumer loan sales staff and an expanded dealer network.

Asset Quality

The following table presents the aggregate amounts of non-performing assets and select ratios as of the dates indicated.

	September 30, 2023	June 30, 2023	September 30, 2022
Non-accrual loans	$193	$54	$47
Loans past due over 90 days and still accruing	98	50	19
Total non-performing loans	291	104	66
Other real estate and repossessed assets	124	124	11
Total non-performing assets	$415	$228	$77

Non-performing loans to total loans	0.04%	0.01%	0.01%

The increase in non-accrual loans in the first quarter of fiscal year 2024 was primarily due to an increase in residential mortgage loans.

Contractual Obligations, Commitments, Contingent Liabilities and Off-Balance Sheet Arrangements

Liquidity

The objective of liquidity management is to ensure adequate cash flows to accommodate the demands of our customers and provide adequate flexibility for the Company to take advantage of market opportunities under both normal operating conditions and under unpredictable circumstances of industry or market stress. Cash is used to fund loans, purchase investments, fund the maturity of liabilities, and, at times, to fund deposit outflows and operating activities. The Company’s principal sources of funds are deposits; amortization and prepayments of loans; maturities, sales and principal receipts from securities; borrowings; and operations. Management considers the asset position of the Company to be sufficiently liquid to meet normal operating needs and conditions. The Company’s earning assets are mainly comprised of loans and investment securities. Management continually strives to obtain the best mix of loans and investments to both maximize yield and ensure the soundness of the portfolio, as well as to provide funding for loan demand as needed.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations (continued)

(Dollars in thousands, except per share data)

For the three months ended September 30, 2023, net cash inflow from operating activities was $3,654, net cash inflows from investing activities was $940 and net cash inflows from financing activities was $3,294. A major source of cash was an increase of $8,841 in deposits and $10,170 from maturity, calls, principal pay downs, and sales of available-for-sale securities. A major use of cash was a $7,593 increase in loans. Total cash and cash equivalents were $19,643 as of September 30, 2023, compared to $11,755 at June 30, 2023 and $25,515 at September 30, 2022.

The Bank offers several types of deposit products to a diverse base of business, public fund, and personal customers. We believe the rates offered by the Bank and the fees charged for them are competitive with the rates and fees charged by other banks for similar deposit products currently available in the market area. Deposits totaled $961,374 at September 30, 2023, an increase of $8,841, or 3.7%, compared with $952,533 at June 30, 2023. As of September 30, 2023, the estimated percentage of uninsured deposits, excluding collateralized public fund deposits, was 18.0%.

Jumbo time deposits (those with balances of $250 and over) totaled $49,713 as of September 30, 2023 and $46,822 as of June 30, 2023 and are from local customers and businesses. These deposits are monitored closely by the Company and are mainly priced on an individual basis. The Company has the option to use a fee-paid broker or CD listing service to obtain deposits from outside its normal service area as an additional source of funding. The Company, however, does not rely upon these types of deposits as a primary source of funding. Although management monitors interest rates on an ongoing basis, a quarterly rate sensitivity report is used to determine the effect of interest rate changes on the financial statements. In the opinion of management, enough assets or liabilities could be repriced over the near term (up to three years) to compensate for such changes. The spread on interest rates, or the difference between the average earning assets and the average interest-bearing liabilities, is monitored monthly.

To provide additional sources of liquidity, the Company has lines of credit with other financial institutions and entered into agreements with the FHLB of Cincinnati and the Federal Reserve Discount Window. At September 30, 2023, advances from the FHLB of Cincinnati totaled $8,146 compared with $8,776 at June 30, 2023. As of September 30, 2023, the Bank had the ability to borrow an additional $102,493 from the FHLB of Cincinnati based on a blanket pledge of qualifying first mortgage and multi-family loans. The Company considers the FHLB of Cincinnati to be a reliable source of liquidity funding, secondary to its deposit base.

Short-term borrowings consisted of repurchase agreements with local customers, which are financing arrangements that mature daily, and a line of credit for the Company. The Bank pledges securities as collateral for the repurchase agreements. Short-term borrowings totaled $21,945 at September 30, 2023 and $26,367 at June 30, 2023.

To meet the financial needs of our customers, we have issued commitments to originate mortgage, commercial, construction, and consumer loans and commitments for commercial, home equity, and consumer lines of credit. Since commitments to extend credit have a fixed expiration date or other termination clause, some commitments will expire without being drawn upon and the total commitment amounts do not necessarily represent future cash requirements. Financial standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The same credit policies are used in making commitments and financial standby letters of credit as are used for on-balance sheet instruments. Total unused commitments were $172,268 as of September 30, 2023, and $143,945 as of June 30, 2023.

Capital Resources

Total shareholders’ equity decreased to $49,555 as of September 30, 2023, from $55,484 as of June 30, 2023 primarily because of an increase of $7,720 in the accumulated other comprehensive loss from the mark-to-market of available-for-sale securities and from cash dividends paid of $560. These reductions were partially offset by net income of $2,410 for the three-month period ended September 30, 2023. As market interest rates rise, the fair value of fixed-rate available-for-sale securities decline with a corresponding net of tax decline recorded in the accumulated other comprehensive loss portion of equity. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such securities decline.

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

As of September 30, 2023, the Bank’s common equity tier 1 capital and tier 1 capital ratios were 10.99% and the leverage and total risk-based capital ratios were 7.79% and 12.02%, respectively. This compares with common equity tier 1 capital and tier 1 capital ratios of 11.05% and leverage and total risk-based capital ratios of 7.72% and 12.07%, respectively, as of June 30, 2023. The Bank exceeded minimum regulatory capital requirements to be considered well-capitalized for both periods. Management is not aware of any matters occurring subsequent to September 30, 2023 that would cause the Bank’s capital category to change.

Critical Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and follow general practices within the industry in which it operates. Application of these principles requires management to make estimates or judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates or judgments. Certain policies inherently have a greater reliance on the use of estimates, and as such have a greater possibility of producing results that could be materially different than originally reported.

Critical accounting policies are those policies that are highly dependent on subjective or complex judgments, estimates and assumptions and where changes in those estimates and assumptions could have a significant impact on the financial statements. The Company has identified the appropriateness of the allowance for credit losses and the evaluation of goodwill for impairment as critical accounting policies and an understanding of these policies is necessary to understand the financial statements. Note one (Summary of Significant Accounting Policies – Adoption of New Accounting Standards) and Note three (Loans and Allowance for Credit Losses) of the Company’s Consolidated Financial Statements provide detail regarding the Company’s accounting for the allowance for credit losses. Note six (Goodwill and Acquired Intangible Assets) and Management’s Discussion and Analysis of Financial Condition and Results of Operation (Critical Accounting Policies and Use of Significant Estimates) of the 2023 Form 10-K provide detail regarding the Company’s accounting for Goodwill.

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

CONSUMERS BANCORP, INC.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by the report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15e. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Controls Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s last quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CONSUMERS BANCORP, INC. (Registrant)

Date:	November 9, 2023	/s/ Ralph J. Lober
Ralph J. Lober, II
President & Chief Executive Officer
(principal executive officer)

Date:	November 9, 2023	/s/ Renee K. Wood
Renee K. Wood
Chief Financial Officer & Treasurer
(principal financial officer)