Form 10-Q
period 2023-12-31
CONSUMERS BANCORP INC /OH/
filed 2024-02-13
CIK 1006830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2023

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

There were 3,112,564 shares of Registrant’s common stock, no par value, outstanding as of February 9, 2024.

CONSUMERS BANCORP, INC. FORM 10-Q QUARTER ENDED December 31, 2023

Table of Contents

Page Number (s)

Part I – Financial Information

Item 1 – Financial Statements
Consolidated Balance Sheets at December 31, 2023 and June 30, 2023	1

Consolidated Statements of Income for the three and six months ended December 31, 2023 and 2022 (unaudited)	2

Consolidated Statements of Comprehensive Income for the three and six months ended December 31, 2023 and 2022 (unaudited)	3

Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended December 31, 2023 and 2022 (unaudited)	4-5

Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2023 and 2022 (unaudited)	6

Notes to the Consolidated Financial Statements (unaudited)	7-26

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	27-35

Item 3 – Not Applicable for Smaller Reporting Companies

Item 4 – Controls and Procedures	36
Part II – Other Information
Item 1 – Legal Proceedings	37

Item 1A – Not Applicable for Smaller Reporting Companies	37

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3 – Defaults Upon Senior Securities	37

Item 4 – Mine Safety Disclosure	37

Item 5 – Other Information	37

Item 6 – Exhibits	37

Signatures	38

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

CONSUMERS BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)	December 31, 2023 (unaudited)	June 30, 2023
ASSETS
Cash on hand and noninterest-bearing deposits in financial institutions	$12,526	$11,734
Federal funds sold and interest-bearing deposits in financial institutions	259	21
Total cash and cash equivalents	12,785	11,755
Certificates of deposit in other financial institutions	2,237	2,501
Securities, available-for-sale	276,133	279,605
Securities, held-to-maturity (fair value of $5,900 at December 31, 2023 and $6,294 at June 30, 2023)	6,428	6,970
Equity securities, at fair value	386	386
Federal bank and other restricted stocks, at cost	2,724	2,168
Loans held for sale	997	764
Total loans	735,227	710,362
Less allowance for credit losses	(7,987)	(7,724)
Net loans	727,240	702,638
Cash surrender value of life insurance	10,360	10,222
Premises and equipment, net	17,093	17,182
Goodwill	2,452	2,452
Core deposit intangible, net	386	414
Other real estate owned and repossessed assets	124	124
Accrued interest receivable and other assets	21,999	22,843
Total assets	$1,081,344	$1,060,024

LIABILITIES
Deposits
Noninterest-bearing demand	$222,671	$250,906
Interest bearing demand	140,003	152,053
Savings	331,502	335,231
Time	254,372	214,343
Total deposits	948,548	952,533

Short-term borrowings	25,390	26,367
Federal Home Loan Bank advances	26,434	8,776
Accrued interest and other liabilities	17,462	16,864
Total liabilities	1,017,834	1,004,540
Commitments and contingent liabilities

SHAREHOLDERS’ EQUITY
Preferred stock (no par value, 350,000 shares authorized, none outstanding)	—	—
Common stock (no par value, 8,500,000 shares authorized; 3,161,203 and 3,144,739 shares issued as of December 31, 2023 and June 30, 2023, respectively)	21,014	20,769
Retained earnings	68,504	65,485
Treasury stock, at cost (48,639 common shares as of December 31, 2023 and June 30, 2023)	(695)	(809)
Accumulated other comprehensive loss	(25,313)	(29,961)
Total shareholders’ equity	63,510	55,484
Total liabilities and shareholders’ equity	$1,081,344	$1,060,024

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months ended December 31,		Six Months ended December 31,
(Dollars in thousands, except per share amounts)	2023	2022	2023	2022

Interest and dividend income
Loans, including fees	$10,165	$7,955	$19,862	$15,085
Securities, taxable	1,490	1,301	2,939	2,549
Securities, tax-exempt	454	598	923	1,183
Equity securities	9	9	17	17
Federal bank and other restricted stocks	42	47	83	70
Federal funds sold and other interest-bearing deposits	28	116	99	196
Total interest and dividend income	12,188	10,026	23,923	19,100
Interest expense
Deposits	3,945	1,127	7,362	1,724
Short-term borrowings	136	95	262	154
Federal Home Loan Bank advances	143	28	181	50
Total interest expense	4,224	1,250	7,805	1,928
Net interest income	7,964	8,776	16,118	17,172
Provision for credit losses on loans	325	225	365	635
Provision for credit losses on unfunded commitments	—	—	79	—
Net interest income after provision for credit losses	7,639	8,551	15,674	16,537

Noninterest income
Service charges on deposit accounts	433	392	859	789
Debit card interchange income	577	534	1,129	1,075
Mortgage banking activity	70	72	168	154
Bank owned life insurance income	70	65	138	130
Securities losses, net	—	(4)	(79)	(15)
Net change in market value of equity securities	—	(9)	—	(33)
Other	92	105	184	186
Total noninterest income	1,242	1,155	2,399	2,286

Noninterest expenses
Salaries and employee benefits	3,684	3,591	7,182	7,030
Occupancy and equipment	862	793	1,646	1,581
Data processing expenses	199	192	395	384
Debit card processing expenses	308	275	620	549
Professional and director fees	229	352	465	587
FDIC assessments	188	87	377	239
Franchise taxes	97	141	193	282
Marketing and advertising	156	203	384	407
Telephone and network communications	89	95	177	182
Amortization of intangible	14	14	28	28
Other	605	577	1,229	1,129
Total noninterest expenses	6,431	6,320	12,696	12,398
Income before income taxes	2,450	3,386	5,377	6,425
Income tax expense	435	577	952	1,081
Net income	$2,015	$2,809	$4,425	$5,344

Basic and diluted earnings per share	$0.65	$0.91	$1.43	$1.74

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Dollars in thousands)	Three Months ended December 31,		Six Months ended December 31,
	2023	2022	2023	2022

Net income	$2,015	$2,809	$4,425	$5,344

Other comprehensive income (loss), net of tax:
Net change in unrealized losses on securities available-for-sale:
Unrealized gains (losses) arising during the period	15,656	5,429	5,804	(10,711)
Reclassification adjustment for losses included in income	—	4	79	15
Net unrealized gains (losses)	15,656	5,433	5,883	(10,696)
Income tax effect	(3,288)	(1,141)	(1,235)	2,246
Other comprehensive income (loss)	12,368	4,292	4,648	(8,450)

Total comprehensive income (loss)	$14,383	$7,101	9,073	(3,106)

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share data)	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, September 30, 2023	$20,933	$67,050	$(747)	$(37,681)	$49,555
Net income	—	2,015	—	—	2,015
Other comprehensive income	—	—	—	12,368	12,368
Vested 4,607 shares associated with restricted stock awards	34	—	52	—	86
Restricted stock expense, net of reversal for units not expected to vest	(22)	—	—	—	(22)
Issuance of 4,159 shares associated with dividend reinvestment plan and stock purchase plan	69	—	—	—	69
Cash dividends declared ($0.18 per share)	—	(561)	—	—	(561)
Balance, December 31, 2023	$21,014	$68,504	$(695)	$(25,313)	$63,510

(Dollars in thousands, except per share data)	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, September 30, 2022	$20,385	$58,922	$(1,001)	$(34,848)	$43,458
Net income	—	2,809	—	—	2,809
Other comprehensive income	—	—	—	4,292	4,292
Vested 26,743 shares associated with restricted stock awards	—	—	192	—	192
Restricted stock expense	118	—		—	118
Issuance of 2,879 shares associated with dividend reinvestment plan and stock purchase plan	54	—	—	—	54
Cash dividends declared ($0.17 per share)	—	(526)	—	—	(526)
Balance, December 31, 2022	$20,557	$61,205	$(809)	$(30,556)	$50,397

(Dollars in thousands, except per share data)	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, June 30, 2023	$20,769	$65,485	$(809)	$(29,961)	$55,484
Adoption of ASU 2016-13	—	(285)	—	—	(285)
Net income	—	4,425	—	—	4,425
Other comprehensive income	—	—	—	4,648	4,648
Vested 10,283 shares associated with restricted stock awards	81	—	114	—	195
Issuance of 8,519 stock-based incentive plan shares, net of forfeitures	2	—	—	—	2
Restricted stock expense	28	—	—	—	28
Issuance of 7,945 shares associated with dividend reinvestment plan and stock purchase plan	134	—	—	—	134
Cash dividends declared ($0.36 per share)	—	(1,121)	—	—	(1,121)
Balance, December 31, 2023	$21,014	$68,504	$(695)	$(25,313)	$63,510

(Dollars in thousands, except per share data)	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, June 30, 2022	$20,287	$56,906	$(1,117)	$(22,106)	$53,970
Net income	—	5,344	—	—	5,344
Other comprehensive loss	—	—	—	(8,450)	(8,450)
Vested 26,743 shares associated with restricted stock awards	35	—	308	—	343
Restricted stock expense	118	—	—	—	118
Issuance of 5,944 shares associated with dividend reinvestment plan and stock purchase plan	117	—	—	—	117
Cash dividends declared ($0.34 per share)	—	(1,045)	—	—	(1,045)
Balance, December 31, 2022	$20,557	$61,205	$(809)	$(30,556)	$50,397

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)	Six Months Ended December 31,
	2023	2022
Cash flows from operating activities
Net cash from operating activities	$5,833	$7,783
Cash flow from investing activities
Purchases of securities, available-for-sale	(7,049)	(17,091)
Maturities, calls and principal pay downs of securities, available-for-sale	11,850	11,405
Sale of securities, available-for-sale	4,002	3,708
Principal pay downs of securities, held-to-maturity	542	536
Net decrease in certificates of deposit in other financial institutions	264	517
Net change in Federal Home Loan Bank stock, at cost	(556)	(58)
Net increase in loans	(25,019)	(53,257)
Premises and equipment purchases	(546)	(298)
Sale of other repossessed assets	—	11
Net cash used in investing activities	(16,512)	(54,527)
Cash flow from financing activities
Net (decrease) increase in deposit accounts	(3,985)	19,590
Net change in short-term borrowings	(977)	4,085
Proceeds from Federal Home Loan Bank advances	18,300	16,400
Repayments of Federal Home Loan Bank advances	(642)	(53)
Proceeds from dividend reinvestment and stock purchase plan	134	117
Dividends paid	(1,121)	(1,045)
Net cash from financing activities	11,709	39,094
Increase (decrease) in cash or cash equivalents	1,030	(7,650)
Cash and cash equivalents, beginning of period	11,755	20,952
Cash and cash equivalents, end of period	$12,785	$13,302

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$7,409	$1,815
Federal income taxes	1,125	1,515
Non-cash items:
Transfer from loans to repossessed assets	—	11
Issuance of treasury stock for vested restricted stock awards	195	343

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

Commercial & Industrial: Commercial loans are made for a wide variety of general business purposes, including financing for equipment, inventories and accounts receivable. The term of each commercial loan varies by its purpose. Commercial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and prudently expand its business. Current and projected cash flows are evaluated to determine the ability of the borrower to repay their obligations as agreed. Commercial loans are primarily made based on the identified cash flows of the borrower and secondarily made based on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and usually incorporate a personal guarantee; however, some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The commercial loan portfolio includes loans to a wide variety of corporations and businesses across many industrial classifications primarily in the areas where the Bank operates.

Commercial Real Estate: Commercial real estate loans include mortgage loans to owners of multi-family investment properties and owners of commercial real estate. Commercial real estate lending typically involves higher loan principal amounts, and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Current and projected cash flows are evaluated to determine the ability of the borrower to repay their obligations as agreed. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and are primarily in our immediate and surrounding market area. This diversity helps reduce the Company’s exposure to adverse economic events that may affect any single market or industry. The three largest collateral concentrations within the commercial real estate non-owner occupied portfolio are retail rental, office rental, and nursing home/assisted living facilities. The office rental segment includes a high percentage of medical facilities that require special build outs that would make it more costly for a tenant to change locations. Also, loans with longer term leases or strong guarantors are typically obtained at time of origination and personal guarantees are typically obtained on commercial real estate loans. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria.

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

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited)

(Dollars in thousands, except per share amounts)

1-4 Family Residential Real Estate: Residential real estate loans are secured by one to four family residential properties and include owner occupied, non-owner occupied, construction, and home equity loans. Credit approval for residential real estate loans requires demonstration of sufficient income to repay the principal and interest and the real estate taxes and insurance, stability of employment, an established credit record and an appropriately appraised value of the real estate securing the loan that generally requires that the residential real estate loan amount be no more than 85% of the purchase price or the appraised value of the real estate securing the loan unless the borrower purchases private mortgage insurance.

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

At December 31, 2023 and at adoption of CECL on July 1, 2023, there was no allowance for credit losses related to AFS or HTM debt securities. Accrued interest receivable on debt securities was excluded from the estimate of credit losses.

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

Note 2 – Securities

Debt securities

The following tables summarize the amortized cost, fair value, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss on the Company’s debt securities available-for-sale and gross unrecognized losses on the Company’s debt securities held-to-maturity as of December 31, 2023 and June 30, 2023:

Available –for-Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2023
Obligations of U.S. Treasury	$8,957	$—	$(321)	$8,636
Obligations of U.S. government-sponsored entities and agencies	28,686	45	(3,273)	25,458
Obligations of state and political subdivisions	87,136	150	(6,821)	80,465
U.S. Government-sponsored mortgage-backed securities–residential	100,308	57	(13,452)	86,913
U.S. Government-sponsored mortgage-backed securities– commercial	8,594	—	(1,678)	6,916
U.S. Government-sponsored collateralized mortgage obligations– residential	57,406	162	(5,338)	52,230
Other debt securities	17,088	—	(1,573)	15,515
Total securities available-for-sale	$308,175	$414	$(32,456)	$276,133

Held-to-Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
December 31, 2023
Obligations of state and political subdivisions	$6,428	$—	$(528)	$5,900

Available-for-sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2023
Obligation of U.S Treasury	$8,941	$—	$(533)	$8,408
Obligations of U.S. government-sponsored entities and agencies	29,430	7	(3,745)	25,692
Obligations of state and political subdivisions	92,891	63	(8,982)	83,972
U.S. Government-sponsored mortgage-backed securities - residential	104,689	12	(15,066)	89,635
U.S. Government-sponsored mortgage-backed securities - commercial	8,604	—	(1,809)	6,795
U.S. Government-sponsored collateralized mortgage obligations – residential	55,800	8	(5,738)	50,070
Other debt securities	17,175	—	(2,142)	15,033
Total available-for-sale securities	$317,530	$90	$(38,015)	$279,605

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited)

(Dollars in thousands, except per share amounts)

Held-to-maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
June 30, 2023
Obligations of state and political subdivisions	$6,970	$—	$(676)	$6,294

Proceeds from the sale of available-for-sale securities were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Proceeds from sales	$—	$1,639	$4,002	$3,708
Gross realized gains	—	1	—	8
Gross realized losses	—	5	79	23

The income tax benefit related to the net realized losses amounted to $16 for the six month period ended December 31, 2023 and $1 for the three-month and $3 for the six-month periods ended December 31, 2022.

The amortized cost and fair values of debt securities as of December 31, 2023, by expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

Available-for-Sale	Amortized Cost	Estimated Fair Value
Due in one year or less	$11,378	$11,143
Due after one year through five years	25,096	24,096
Due after five years through ten years	51,843	46,760
Due after ten years	53,550	48,075
Total	141,867	130,074

U.S. Government-sponsored mortgage-backed and related securities	166,308	146,059
Total securities available-for-sale	$308,175	$276,133

Held-to-Maturity
Due in one year or less	$2,720	$2,658
Due after one year through five years	467	457
Due after five years through ten years	3,241	2,785
Total securities held-to-maturity	$6,428	$5,900

Securities with a carrying value of approximately $140,998 and $137,896 were pledged at December 31, 2023 and June 30, 2023, respectively, to secure public deposits and commitments as required or permitted by law.

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited)

(Dollars in thousands, except per share amounts)

The following table summarizes the debt securities with unrealized and unrecognized losses as of December 31, 2023 and June 30, 2023, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or more		Total
Available-for-sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2023
Obligation of U.S. Treasury	$—	$—	$8,636	$(321)	$8,636	$(321)
Obligations of U.S. government-sponsored entities and agencies	1,091	(31)	22,629	(3,242)	23,720	(3,273)
Obligations of state and political subdivisions	4,916	(74)	61,833	(6,747)	66,749	(6,821)
U.S. Government-sponsored mortgage-backed securities – residential	2,494	(24)	82,234	(13,428)	84,728	(13,452)
U.S. Government-sponsored mortgage-backed securities – commercial	—	—	6,916	(1,678)	6,916	(1,678)
Collateralized mortgage obligations - residential	11,934	(180)	31,532	(5,158)	43,466	(5,338)
Other debt securities	—	—	15,515	(1,573)	15,515	(1,573)
Total temporarily impaired	$20,435	$(309)	$229,295	$(32,147)	$249,730	$(32,456)

	Less than 12 Months		12 Months or more		Total
Held to Maturity	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss
December 31, 2023
Obligations of state and political subdivisions	$—	$—	$5,900	$(528)	$5,900	$(528)
Total temporarily impaired	$—	$—	$5,900	$(528)	$5,900	$(528)

	Less than 12 Months		12 Months or more		Total
Available-for-sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2023
Obligations of U.S. Treasury	$—	$—	$8,408	$(533)	$8,408	$(533)
Obligations of U.S. government-sponsored entities and agencies	1,008	(10)	23,551	(3,735)	24,559	(3,745)
Obligations of state and political subdivisions	16,009	(344)	62,492	(8,638)	78,501	(8,982)
Mortgage-backed securities – residential	3,334	(84)	85,096	(14,982)	88,430	(15,066)
Mortgage-backed securities – commercial	—	—	6,795	(1,809)	6,795	(1,809)
Collateralized mortgage obligations - residential	22,039	(638)	27,023	(5,100)	49,062	(5,738)
Other debt securities	—	—	15,033	(2,142)	15,033	(2,142)
Total temporarily impaired	$42,390	$(1,076)	$228,398	$(36,939)	$270,788	$(38,015)

	Less than 12 Months		12 Months or more		Total
Held to Maturity	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss
June 30, 2023
Obligations of state and political subdivisions	$—	$—	$6,294	$(676)	$6,294	$(676)
Total temporarily impaired	$—	$—	$6,294	$(676)	$6,294	$(676)

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited)

(Dollars in thousands, except per share amounts)

At December 31, 2023, the Company’s portfolio consisted of 413 securities, 365 of which were available-for-sale and 4 of which were held-to-maturity securities in unrealized or unrecognized loss positions. As of December 31, 2023, no allowance for credit losses has been recognized on securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality. This is based upon our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our available-for-sale securities.

The Company’s mortgage-backed securities and collateralized mortgage obligations were issued by U.S. government-sponsored entities and agencies. The Company does not own any private label mortgage-backed securities. The Company’s municipal bond portfolio consists of tax-exempt and taxable general obligation and revenue bonds to a broad range of counties, towns, school districts, and other essential service providers. As of December 31, 2023, 98.5% of the municipal bonds held in the available-for-sale portfolio had a S&P or Moody’s investment grade rating, and 1.5% were non-rated issues. The municipal bonds in the held-to-maturity portfolio are all non-rated issues to local entities that are also deposit customers. The other debt securities consist of subordinated notes issued by other bank holding companies. Within the other debt securities portfolio, the Company owns $2 million for one issuer who’s rating was downgraded by Moody’s to Ba2 in February 2024. The issuers of all securities owned by the Company continue to make timely principal and interest payments under the securities’ contractual terms. The unrealized losses related to these securities have not been recognized into income because the decline in fair value is not attributed to credit quality, management does not intend to sell the securities, and it is not likely that management will be required to sell the securities prior to their anticipated recovery. The unrealized losses on these securities are primarily due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The securities’ fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.

Equity Securities

The Company owned equity securities with an amortized cost of $400 as of December 31, 2023, and June 30, 2023. Changes in the fair value of these securities are included in noninterest income on the consolidated statements of income. The following table presents the net unrealized losses on equity securities recognized in earnings for the three month and six month periods ended December 31, 2023 and 2022. There were no sales of equity securities during the three- and six-month periods ended December 31, 2023 and 2022.

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Unrealized loss recognized on equity securities held at the end of the period	$—	$(33)	$—	$(9)

Note 3 – Loans and Allowance for Credit Losses

The following table presents loans by major category.

	December 31, 2023	June 30, 2023
Commercial & Industrial	$112,012	$112,558
Commercial real estate:
Owner occupied	157,553	151,005
Non-owner occupied	148,922	140,002
Farmland	40,670	40,606
Land Development	11,555	11,004
1 – 4 family residential real estate	192,117	189,312
Consumer	72,233	65,617
Subtotal	735,062	710,104
Unamortized deferred loan costs, net	165	258
Allowance for credit losses	(7,987)	(7,724)
Net Loans	$727,240	$702,638

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited)

(Dollars in thousands, except per share amounts)

The following table presents the activity in the allowance for credit losses by portfolio segment for the three months ended December 31, 2023.

					1-4 Family
	Commercial	Commercial			Residential
	&	Real		Land	Real
	Industrial	Estate	Farmland	Development	Estate	Consumer	Total

ACL beginning balance	$974	$3,951	$91	$266	$1,638	$862	$7,782
Provision for expected credit losses	(19)	180	(2)	(20)	56	130	325
Charge-offs	—	—	—	—	—	(137)	(137)
Recoveries	—	—	—	—	2	15	17
ACL ending balance	$955	$4,131	$89	$246	$1,696	$870	$7,987

The following table presents the activity in the allowance for credit losses by portfolio segment for the six months ended December 31, 2023.

					1-4 Family
	Commercial	Commercial			Residential
	&	Real		Land	Real
	Industrial	Estate	Farmland	Development	Estate	Consumer	Total

ACL beginning balance	$1,308	$3,943	$—	$—	$1,571	$902	$7,724
Cumulative effect of change in accounting principle	(455)	(53)	93	398	166	(97)	52
Provision for expected credit losses	102	241	(4)	(152)	(43)	221	365
Charge-offs	—	—	—	—	—	(243)	(243)
Recoveries	—	—	—	—	2	87	89
ACL ending balance	$955	$4,131	$89	$246	$1,696	$870	$7,987

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended December 31, 2022:

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,021	$4,072	$1,676	$777	$7,546
Provision for loan losses	(15)	11	1	228	225
Loans charged-off	—	—	—	(119)	(119)
Recoveries	—	1	—	22	23
Total ending allowance balance	$1,006	$4,084	$1,677	$908	$7,675

The following table presents the activity in the allowance for loan losses by portfolio segment for the six months ended December 31, 2022:

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total
Allowance for loan losses:
Beginning balance	$960	$3,927	$1,645	$628	$7,160
Provision for loan losses	46	156	36	397	635
Loans charged-off	—	—	(6)	(191)	(197)
Recoveries	—	1	2	74	77
Total ending allowance balance	$1,006	$4,084	$1,677	$908	$7,675

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited)

(Dollars in thousands, except per share amounts)

The following table presents the amortized cost of non-accrual loans by class as of December 31, 2023:

	December 31, 2023
			Interest Income
	Non-accrual	Total	Recognized during
	loans with	Non-accrual	the period on
	no ACL	loans	non-accrual loans
Commercial & Industrial	$350	$350	$—
Commercial real estate:
Owner occupied	428	428	$—
1 – 4 family residential real estate	137	336	—
Total	$915	$1,114	$—

The following table presents the recorded investment of non-accrual loans by class as of June 30, 2023:

June 30, 2023 Non-accrual
Commercial Real Estate:
Other	$51
1 – 4 family residential:
Non-owner occupied	3
Total	$54

The following table presents the aging of the amortized cost of past due loans as of December 31, 2023 by class of loans:

							Loans 90
	Days Past Due						Days Past
	30 – 59	60 - 89	90 Days or	Total	Loans Not		Due and
	Days	Days	Greater	Past Due	Past Due	Total	Accruing
Commercial & Industrial	$—	$25	$—	$25	$112,048	$112,073	$—
Commercial real estate:
Owner occupied	—	—	51	51	157,235	157,286	—
Non-owner occupied	—	—	—	—	148,598	148,598	—
Farmland					40,564	40,564	—
Land development	—	—	—	—	11,515	11,515	—
1 – 4 family residential real estate	241	40	314	595	192,601	193,196	—
Consumer	764	151	20	935	71,060	71,995	20
Total	$1,005	$216	$385	$1,606	$733,621	$735,227	$20

The following table presents the aging of the recorded investment in past due loans as of June 30, 2023 by class of loans:

							Loans 90
	Days Past Due						Days Past
	30 – 59	60 - 89	90 Days or	Total	Loans Not		Due and
	Days	Days	Greater	Past Due	Past Due	Total	Accruing
Commercial & Industrial	$—	$—	$—	$—	$112,826	$112,826	$—
Commercial real estate:
Construction	—	—	—	—	23,996	23,996	—
Other	—	—	51	51	318,654	318,705	—
1-4 family residential:
Owner occupied	17	124	—	141	158,296	158,437	—
Non-owner occupied	—	—	3	3	23,885	23,888	—
Construction	—	—	—	—	8,514	8,514	—
Consumer	438	120	50	608	64,986	65,594	50
Total	$455	$244	$104	$803	$711,157	$711,960	$50

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

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited)

(Dollars in thousands, except per share amounts)

Based on the most recent analysis performed, the following tables present the amortized cost by internal risk category and class of loans as of December 31, 2023:

							Revolving	Revolving
							Loans	Loans
	Term Loans by Origination Year						Amortized	Converted
	2024	2023	2022	2021	2020	Prior	Cost Basis	To Term	Total
Commercial & Industrial
Pass	$19,225	$27,884	$30,632	$8,505	$4,148	$4,934	$14,770	$—	$110,098
Special Mention	—	—	402	137	15	93	933	—	1,580
Substandard	—	—	—	—	—	—	308	—	308
Doubtful	—	—	—	—	—	—	87	—	87
Total Commercial & Industrial	$19,225	$27,884	$31,034	$8,642	$4,163	$5,027	$16,098	$—	$112,073
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate:
Owner occupied:
Pass	$9,116	$19,895	$35,153	$23,167	$15,518	$43,194	$7,649	$—	$153,692
Special Mention	—	—	—	—	900	2,189	150	—	3,239
Substandard	—	—	—	—	—	266	—	—	266
Doubtful	—	—	—	38	—	51	—	—	89
Total owner occupied	$9,116	$19,895	$35,153	$23,205	$16,418	$45,700	$7,799	$—	$157,286
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Non-owner occupied:
Pass	$8,422	$38,944	$22,752	$25,431	$13,085	$35,748	$781	$—	$145,163
Special Mention	—	—	—	3,435	—	—	—	—	3,435
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total non-owner occupied	$8,422	$38,944	$22,752	$28,866	$13,085	$35,748	$781	$—	$148,598
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Farmland:
Pass	$1,351	$6,354	$5,958	$5,403	$2,338	$17,114	$1,226	$—	$39,744
Special Mention	—	—	—	—	—	820	—	—	820
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total Farmland	$1,351	$6,354	$5,958	$5,403	$2,338	$17,934	$1,226	$—	$40,564
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Land Development:
Pass	$2,279	$2,015	$604	$529	$303	$590	$5,195	$—	$11,515
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total Land Development	$2,279	$2,015	$604	$529	$303	$590	$5,195	$—	$11,515
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total:
Pass	$40,393	$95,092	$95,099	$63,035	$35,392	$101,580	$29,621	$—	$460,212
Special Mention	—	—	402	3,572	915	3,102	1,083	—	9,074
Substandard	—	—	—	—	—	266	308	—	574
Doubtful	—	—	—	38	—	51	87	—	176
Total	$40,393	$95,092	$95,501	$66,645	$36,307	$104,999	$31,099	$—	$470,036

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited)

(Dollars in thousands, except per share amounts)

Management monitors the credit risk profile by payment activity for residential and consumer loan classes. Loans past due 90 days or more and loans on nonaccrual are considered nonperforming. The following table presents the amortized cost of residential real estate and consumer loans based on payment status as of December 31, 2023:

							Revolving	Revolving
							Loans	Loans
	Term Loans by Origination Year						Amortized	Converted
	2024	2023	2022	2021	2020	Prior	Cost Basis	To Term	Total
1 – 4 family residential real estate:
Performing	$11,025	$22,294	$31,112	$52,338	$20,212	$30,961	$24,918	$—	$192,860
Nonperforming	—	—	197	—	—	139	—	—	336
Total 1-4 family residential real estate	$11,025	$22,294	$31,309	$52,338	$20,212	$31,100	$24,918	$—	$193,196
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer:
Performing	$18,120	$30,599	$15,931	$5,698	$979	$532	$116	$—	$71,975
Nonperforming	—	—	7	3	8	2	—	—	20
Total consumer	$18,120	$30,599	$15,938	$5,701	$987	$534	$116	$—	$71,995
Current year-to-date gross write-offs	$20	$78	$97	$33	$15	$—	$—	$—	$243
Total:
Performing	$29,145	$52,893	$47,043	$58,036	$21,191	$31,493	$25,034	$—	$264,835
Nonperforming	—	—	204	3	8	141	—	—	356
Total	$29,145	$52,893	$47,247	$58,039	$21,199	$31,634	$25,034	$—	$265,191

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

There were no modifications of loans to borrowers in financial distress completed during the six-month period ended December 31, 2023.

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

The following table presents information related to unpaid principal balance, recorded investment and interest income associated with loans individually evaluated for impairment by class of loans as of June 30, 2023 and for the six months ended December 31, 2022:

	As of June 30, 2023			Six Months ended December 31, 2022
	Unpaid		Allowance for Loan	Average	Interest	Cash Basis
	Principal	Recorded	Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial & Industrial	$404	$314	$—	$297	$18	$18
Commercial real estate:
Other	127	88	—	40	4	4
1-4 Family residential real estate:
Owner occupied	24	—	—	20	2	2
Non-owner occupied	3	3	—	53	—	—
Total	$558	$405	$—	$410	$24	$24

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
Notes to the Consolidated Financial Statements
(Unaudited)

(Dollars in thousands, except per share amounts)

Assets and liabilities measured at fair value on a recurring basis are summarized below, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Balance at December 31,	Fair Value Measurements at December 31, 2023
	2023	Level 1	Level 2	Level 3
Assets:
Obligations of U.S. Treasury	$8,636	$—	$8,636	$—
Obligations of U.S. government-sponsored entities and agencies	25,458	—	25,458	—
Obligations of state and political subdivisions	80,465	—	80,465	—
U.S. Government-sponsored mortgage-backed securities – residential	86,913	—	86,913	—
U.S. Government-sponsored mortgage-backed securities – commercial	6,916	—	6,916	—
U.S. Government-sponsored collateralized mortgage obligations - residential	52,230	—	52,230	—
Other debt securities	15,515	—	15,515	—
Equity securities	386	—	386	—

	Balance at June 30,	Fair Value Measurements at June 30, 2023
	2023	Level 1	Level 2	Level 3
Assets:
Obligations of U.S. treasury	$8,408	$—	$8,408	$—
Obligations of U.S. government-sponsored entities and agencies	25,692	—	25,692	—
Obligations of state and political subdivisions	83,972	—	83,972	—
U.S. government-sponsored mortgage-backed securities - residential	89,635	—	89,635	—
U.S. government-sponsored mortgage-backed securities - commercial	6,795	—	6,795	—
U.S. government-sponsored collateralized mortgage obligations - residential	50,070	—	50,070	—
Other debt securities	15,033	—	15,033	—
Equity securities	386	—	386	—

There were no transfers between Level 1 and Level 2 during the three-month and six month periods ended December 31, 2023.

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

Collateral Dependent Loans: The fair value of collateral dependent loans with specific allocations of the allowance for credit losses is generally based on recent real estate appraisals. Impaired loans carried at fair value generally receive specific allocations of the allowance for loan losses or are charged down to their fair value. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. As of December 31, 2023, there was a total of $199 of collateral dependent loans that were remeasured and reported at fair value through a specific allocation of the allowance for credit losses on loans of $12.There were no impaired loans measured at fair value on a non-recurring basis at June 30, 2023.

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited)

(Dollars in thousands, except per share amounts)

Other Real Estate and Repossessed Assets Owned: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. Subsequent to their initial recognition, these assets are remeasured at fair value, which is the lower of cost or fair value less estimated costs to sell, through a write-down included in other non-interest expense. Real estate owned properties and other repossessed assets, which are primarily vehicles, are evaluated on a quarterly basis for additional impairment and adjusted accordingly. There were no such fair value measurement adjustments recorded during December 31, 2023 or June 30, 2023. As of December 31, 2023 and June 30, 2023 the balance of other real estate owned was $124.

The following table shows the estimated fair values of financial instruments that are reported at amortized cost in the Company’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	December 31, 2023		June 30, 2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Level 1 inputs:
Cash and cash equivalents	$12,785	$12,785	$11,755	$11,755
Level 2 inputs:
Certificates of deposit in other financial institutions	2,237	2,225	2,501	2,450
Loans held for sale	997	1,017	764	774
Accrued interest receivable	3,301	3,301	3,024	3,024
Level 3 inputs:
Securities held-to-maturity	6,428	5,900	6,970	6,294
Loans, net	727,240	686,282	702,638	656,737
Financial Liabilities:
Level 2 inputs:
Demand and savings deposits	694,176	694,116	738,190	738,190
Time deposits	254,372	253,604	214,343	211,856
Short-term borrowings	25,390	25,390	26,367	26,367
Federal Home Loan Bank advances	26,434	25,391	8,776	7,678
Accrued interest payable	740	740	344	344

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

Time deposits: Fair value of fixed-maturity certificates of deposit was estimated using the rates offered at December 31, 2023 and 2022 for deposits of similar remaining maturities, resulting in Level 2 classification. Estimated fair value does not include the benefit that results from low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market.

Federal Home Loan Bank advances: Fair value of Federal Home Loan Bank advances was estimated using current rates at December 31, 2023 and 2022 for similar financing resulting in a Level 2 classification.

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

The following table summarizes the balances of the affordable housing tax credit investment and related unfunded commitment at December 31, 2023 and June 30, 2023.

	December 31, 2023	June 30, 2023
Affordable housing tax credit investment	$10,250	$10,250
Less: amortization	(2)	—
Net affordable housing tax credit investment	$10,248	$10,250
Unfunded commitments	$9,305	$9,668

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited)

(Dollars in thousands, except per share amounts)

The following summarizes other information relating to the affordable housing tax credit investment for the three-month and six month periods ended December 31, 2023 and 2022.

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Tax credits and other tax benefits recognized	$8	$—	$23	$—
Proportional amortization expense included in provision for income taxes	1	—	2	—

Note 6 – Earnings Per Share

Basic earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period and is equal to net income divided by the weighted average number of shares outstanding during the period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares that may be issued upon the vesting of restricted stock awards. There were 18,286 shares of restricted stock that were anti-dilutive for the three-month and six month periods ended December 31, 2023. There were 6,216 shares of restricted stock that were anti-dilutive for the three-month and six month periods ended December 31, 2022.  The following table details the calculation of basic and diluted earnings per share:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2023	2022	2023	2022
Basic:
Net income available to common shareholders	$2,015	$2,809	4,425	5,344
Weighted average common shares outstanding	3,107,496	3,076,207	3,099,804	3,065,719
Basic income per share	$0.65	$0.91	1.43	1.74

Diluted:
Net income available to common shareholders	$2,015	$2,809	4,425	5,344
Weighted average common shares outstanding	3,107,496	3,076,207	3,099,804	3,065,719
Dilutive effect of restricted stock	—	814	—	—
Total common shares and dilutive potential common shares	3,107,496	3,077,021	3,099,804	3,065,719
Dilutive income per share	$0.65	$0.91	1.43	1.74

Note 7 –Accumulated Other Comprehensive Income (Loss)

The components of other comprehensive income related to unrealized gains and losses on available-for-sale securities for the three- and six- month periods ended December 31, 2023 and 2022, were as follows:

	Pretax	Tax Effect	After-tax
Balance as of September 30, 2023	$(47,698)	$10,017	$(37,681)
Unrealized holding gains on available-for-sale securities arising during the period	15,656	(3,288)	12,368
Balance as of December 31, 2023	$(32,042)	$6,729	$(25,313)

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited)

(Dollars in thousands, except per share amounts)

	Pretax	Tax Effect	After-tax	Affected Line Item in Consolidated Statements of Income
Balance as of September 30, 2022	$(44,111)	$9,263	$(34,848)
Unrealized holding gains on available-for-sale securities arising during the period	5,429	(1,140)	4,289
Amounts reclassified from accumulated other comprehensive income	4	(1)	3	(a)(b)
Net current period other comprehensive gain	5,433	(1,141)	4,292
Balance as of December 31, 2022	$(38,678)	$8,122	$(30,556)

	Pretax	Tax Effect	After-tax	Affected Line Item in Consolidated Statements of Income
Balance as of June 30, 2023	$(37,925)	$7,964	$(29,961)
Unrealized holding gains on available-for-sale securities arising during the period	5,804	(1,219)	4,585
Amounts reclassified from accumulated other comprehensive loss	79	(16)	63	(a)(b)
Net current period other comprehensive income	5,883	(1,235)	4,648
Balance as of December 31, 2023	$(32,042)	$6,729	$(25,313)

	Pretax	Tax Effect	After-tax	Affected Line Item in Consolidated Statements of Income
Balance as of June 30, 2022	$(27,982)	$5,876	$(22,106)
Unrealized holding losses on available-for-sale securities arising during the period	(10,711)	2,249	(8,462)
Amounts reclassified from accumulated other comprehensive loss	15	(3)	12	(a)(b)
Net current period other comprehensive loss	(10,696)	2,246	(8,450)
Balance as of December 31, 2022	$(38,678)	$8,122	$(30,556)

(a) Securities (gains) losses, net

(b) Income tax expense

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations

(Dollars in thousands, except per share data)

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share data)

General

The following is management’s analysis of the Company’s results of operations for the three-and six month periods ended December 31, 2023, compared to the same period in 2022, and the consolidated balance sheet at December 31, 2023, compared to June 30, 2023. This discussion is designed to provide a more comprehensive review of the operating results and financial condition than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

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

Results of Operations

Three-and Six Month Periods Ended December 31, 2023 and 2022

Net income for the second quarter of fiscal year 2024 was $2,015, or $0.65 per common share, compared to $2,809, or $0.91 per common share for the three months ended December 31, 2022. The following are key highlights of our results of operations for the three months ended December 31, 2023, compared with the prior fiscal year comparable period:

●

net interest income declined by $812, or 9.3%, to $7,964 in the second quarter of fiscal year 2024 from the same prior year period mainly because of the rapid increase in short-term market rates in 2022 and 2023 causing interest bearing liabilities to reprice faster than interest earning assets;

●	a $325 provision for credit losses on loans was recorded for the three-month period ended December 31, 2023 compared with a $225 provision for loan loss expense for the same prior year period;
●

noninterest income increased by $87, or 7.5%, in the second quarter of fiscal year 2024 from the same prior year period primarily as a result of an increase in service charges on deposit accounts of $41, or 10.5% and an increase in debit card interechange income of $43, or 8.1%; and

●

noninterest expenses increased by $111, or 1.8%, in the second quarter of fiscal year 2024 from the same prior year period primarily due to increases in FDIC insurance assessments, salaries and employee benefits, debit card processing, equipment, and software maintenance expenses which were partially offset by a decline in professional expenses.

In the first six months of fiscal year 2024, net income was $4,425, or $1.43 per common share, compared to $5,344, or $1.74 per common share for the six months ended December 31, 2022. The following are key highlights of our results of operations for the six months ended December 31, 2023, compared to the prior fiscal year comparable period:

●

net interest income declined by $1,054, or 6.1%, to $16,118 in the first six months of fiscal year 2024 from the same prior year period primarily as a result of the rapid increase in short-term market rates in 2022 and 2023 causing interest bearing liabilities to reprice faster than interest earning assets;

●

a $365 provision for credit losses on loans and a $79 provision for credit losses on unfunded commitments was recorded for the six-month period ended December 31, 2023 compared with a $635 provision for loan losses for the same prior year period primarily as a result of the organic growth within the loan portfolio and as a result of adopting ASC 326;

●

noninterest income increased by $113, or 4.9%, in the first six months of fiscal year 2024 from the same prior year period primarily as a result of an increase in service charges on deposit accounts of $70, or 8.9%, an increase in debit card interechange income of $54, or 5.0%, which were partially offset by a $79 loss on the sale of available-for-sale securities so the proceeds could be reinvested at higher market rates; and

●

noninterest expenses increased by $298, or 2.4%, in the first six months of fiscal year 2024 from the same prior year period primarily due to increases in salaries and employee benefits and FDIC insurance assessments.

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations (continued)

(Dollars in thousands, except per share amounts)

The annualized return on average equity and return on average assets were 16.50% and 0.83%, respectively, for the six months ended December 31, 2023 compared to 21.01% and 1.06%, respectively, for the same prior year period.

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

The Company’s net interest margin was 2.95% for the three months ended December 31, 2023, compared with 3.53% for the same period in 2022. FTE net interest income for the three months ended December 31, 2023, decreased by $974, or 11.0%, to $7,893 from $8,867 for the same prior year period.

The yield on average interest-earning assets increased to 4.54% for the three months ended December 31, 2023, compared with 4.03% for the same period last year. Tax-equivalent interest income increased by $2,000, or 19.8%, for the three months ended December 31, 2023, from the same prior year period because of a $66,313, or 7.0%, increase in average interest-earning assets as well as the affect of the increase in market interest rates on new and repricing earning assets. Interest expense for the three months ended December 31, 2023 increased by $2,974 from the same prior year period primarily due to an increase in deposit and short-term borrowing costs as a result of higher market interest rates and increased competition for deposits. The Company’s cost of funds increased to 2.17% for the three months ended December 31, 2023 compared with 0.72% for the same prior year period.

The Company’s net interest margin was 3.03% for the six months ended December 31, 2023, compared with 3.51% for the same period in 2022. FTE net interest income for the six months ended December 31, 2023, decreased by $1,380, or 7.9%, to $16,004 from $17,384 for the same prior year period. The net interest margin is expected to continue to be impacted by the rapid increase in the cost of funds because of the competition for deposits and other borrowing costs as well as the inverted yield curve.

The yield on average interest-earning assets increased to 4.51% for the six months ended December 31, 2023, compared with 3.90% for the same period last year. Tax-equivalent interest income increased by $4,497, or 23.3%, for the six months ended December 31, 2023, from the same prior year period because of a $57,277, or 6.0%, increase in average interest-earning assets as well as the affect of the increase in market interest rates on new and repricing earning assets. Interest expense for the six months ended December 31, 2023 increased by $5,877 from the same prior year period primarily due to an increase in deposit and short-term borrowing costs as a result of higher market interest rates and increased competition for deposits. The Company’s cost of funds increased to 2.05% for the six months ended December 31, 2023 compared with 0.57% for the same prior year period.

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations (continued)

(Dollars in thousands, except per share amounts)

Average Balance Sheets and Analysis of Net Interest Income for the Three Months Ended December 31, (In thousands, except percentages)
	2023			2022
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Taxable securities	$206,223	$1,378	2.28%	$203,006	$1,301	2.19%
Nontaxable securities (1)	67,694	496	2.58	85,446	687	2.83
Loans receivable (1)	738,502	10,164	5.46	646,941	7,957	4.88
Federal bank and other restricted stocks	2,700	42	6.17	2,276	47	8.19
Equity securities	386	9	9.25	376	9	9.50
Interest bearing deposits and federal funds sold	2,634	28	4.22	13,781	116	3.34
Total interest-earning assets	1,018,139	12,117	4.54%	951,826	10,117	4.03%

Noninterest-earning assets	57,606			48,769

Total Assets	$1,075,745			$1,000,595

Interest-bearing liabilities:
NOW	$138,698	$317	0.91%	$158,998	$244	0.61%
Savings	333,549	1,274	1.52	354,480	454	0.51
Time deposits	249,402	2,354	3.74	140,192	429	1.21
Short-term borrowings	23,807	136	2.27	21,878	95	1.72
FHLB advances	25,615	143	2.21	8,973	28	1.24
Total interest-bearing liabilities	771,071	4,224	2.17%	684,521	1,250	0.72%

Noninterest-bearing liabilities:
Noninterest-bearing checking accounts	231,576			263,866
Other liabilities	17,364			7,060
Total liabilities	1,020,011			955,447
Shareholders’ equity	55,734			45,148

Total liabilities and shareholders’ equity	$1,075,745			$1,000,595

Net interest income, interest rate spread (1)		$7,893	2.37%		$8,867	3.31%

Net interest margin (net interest as a percent of average interest-earning assets) (1)			2.95%			3.53%

Federal tax exemption on non-taxable securities and loans included in interest income		$(71)			$91

Average interest-earning assets to interest-bearing liabilities	132.04%			139.05%

(1) calculated on a fully taxable equivalent basis utilizing a statutory federal income tax rate of 21.0%

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations (continued)

(Dollars in thousands, except per share amounts)

Average Balance Sheets and Analysis of Net Interest Income for the Six Months Ended December 31, (In thousands, except percentages)
	2023			2022
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Taxable securities	$205,774	$2,827	2.34%	$208,514	$2,549	2.15%
Nontaxable securities (1)	69,030	923	2.34	87,462	1,391	2.86
Loans receivable (1)	722,796	19,860	5.45	635,391	15,089	4.71
Federal bank and other restricted stocks	2,212	83	7.44	2,306	70	6.02
Equity securities	386	17	8.74	388	17	8.69
Interest bearing deposits and federal funds sold	5,015	99	3.92	13,875	196	2.80
Total interest-earning assets	1,005,213	23,809	4.51%	947,936	19,312	3.90%

Noninterest-earning assets	58,426			47,588

Total Assets	$1,063,639			$995,524

Interest-bearing liabilities:
NOW	$148,308	$690	0.92%	$159,745	$419	0.52%
Savings	336,220	2,411	1.42	361,384	714	0.39
Time deposits	232,060	4,261	3.64	124,436	591	0.94
Short-term borrowings	23,909	262	2.17	21,414	154	1.43
FHLB advances	13,182	181	2.72	8,602	50	1.15
Total interest-bearing liabilities	753,679	7,805	2.05%	675,581	1,928	0.57%

Noninterest-bearing liabilities:
Noninterest-bearing checking accounts	239,223			261,941
Other liabilities	17,528			7,540
Total liabilities	1,010,430			945,062
Shareholders’ equity	53,209			50,462

Total liabilities and shareholders’ equity	$1,063,639			$995,524

Net interest income, interest rate spread (1)		$16,004	2.46%		$17,384	3.33%

Net interest margin (net interest as a percent of average interest-earning assets) (1)			3.03%			3.51%

Federal tax exemption on non-taxable securities and loans included in interest income		$(114)			$212

Average interest-earning assets to interest-bearing liabilities	133.37%			140.31%

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

The specific component includes loans that do not share similar risk characteristics that are evaluated on an individual basis and are excluded from the pooling approach. As of December 31, 2023, individually evaluated loans totaled $11,123 and included the $10,002 third-party residential mortgage warehouse line-of-credit and $1,114 of nonaccrual loans. The warehouse line-of-credit is included in individually evaluated loans because of the unique structure of the loan given the short-term nature of the advances, curtailment features provided by the financial institution that the line-of-credit is issued to, as well as being secured by individual residential properties. As of June 30, 2023, under the incurred loan loss methodology, individually evaluated loans totaled $405 and included $351 of performing loans classified as troubled debt restructurings and $54 of nonaccrual loans. As of December 31, 2023, there was $12 of specific reserves allocated to individually evaluated loans. There was no allowance for credit losses allocated to the individually evaluated loans as of June 30, 2023.

For the six-month period ended December 31, 2023, the provision for credit losses was $444 and included a $365 provision for credit losses on loans and a $79 provision for credit losses on unfunded commitments. This compared with a provision for loan losses of $635 for the same period last year. The allowance for credit losses as a percentage of loans was 1.09% at December 31, 2023 and June 30, 2023. Net charge-offs of $154, or 0.04% of total loans, were recorded during the six-month period ended December 31, 2023 compared with net charge offs of $120, or 0.04% of total loans, for the same period last year.

Non-performing loans were $1,134 as of December 31, 2023, compared with $104 as of June 30, 2023. As of December 31, 2023, non-performing loans includes $602 that is guaranteed by the Small Business Administration. Non-performing loans to total loans were 0.15%, or 0.07% excluding the guaranteed portion, at December 31, 2023 and 0.01% at June 30, 2023. Due to the recent rapid increase in market interest rates uncertainty remains regarding future levels of criticized and classified loans, non-performing loans and charge-offs. Management will continue to closely monitor changes in the loan portfolio and will work with borrowers as needed to mitigate losses to the Company.

Noninterest Income

Noninterest income increased by $87, or 7.5%, for the second quarter of fiscal year 2024 from the same period last year. For the six month period ended December 31, 2023, noninterest income increased by $113, or 4.9%, for the same period last year. The increase in noninterest income for the six month period ended December 31, 2023 was primarily the result of an increase in service charges on deposit accounts of $70, or 8.9% and an increase in debit card interchange income of $54, or 5.0%. These increases were partially offset by a $79 loss on the sale of available-for-sale securities as lower yielding securities were sold in order to reinvest the proceeds into higher yielding loans.

Noninterest Expenses

Total noninterest expenses increased by $111, or 1.8%, for the second quarter of fiscal year 2024 and by $298, or 2.4% for the six month period end December 31, 2023 compared with the same periods last year. Salaries and employee benefits expenses increased by $152, or 2.2%, for the six-month period ended December 31, 2023 compared to the same prior year period primarily due to merit and cost of living increases which were partially offset by a reduction in incentive expense accruals. FDIC assessments increased by $138, or 57.7%, for the six-month period ended December 31, 2023 primarily because of an increase in the initial base deposit insurance assessment rate paid by all insured depository institutions. Debit card processing expenses increased by $71, or 12.9%, for the six-month period ended December 31, 2023 compared to the same prior year period primarily due to an increase in customer card usage and an increase in the number of cards issued.

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations (continued)

(Dollars in thousands, except per share amounts)

Income Taxes

Income tax expenses were $435 and $952 for the three- and six- month periods ended December 31, 2023, respectively, compared to $577 and $1,081 for the three- and six- month periods ended December 31, 2022. The effective tax rates were 17.7% and 16.8% for the six-month periods ended December 31, 2023 and 2022, respectively. The effective tax rates differed from the federal statutory rate because of tax-exempt income from obligations of state and political subdivisions, loans, bank owned life insurance income, and the low-income housing tax credits.

Financial Condition

Total assets as of December 31, 2023 were $1,081,344 compared to $1,060,024 at June 30, 2023, an increase of $21,320, or an annualized 4.0%. From June 30, 2023, total loans increased by $24,865 or an annualized 7.0% and total deposits decreased by $3,985, or an annualized 0.8%.

Available-for-sale securities decreased from $279,605 as of June 30, 2023, to $276,133 as of December 31, 2023. As of December 31, 2023, the portfolio had an unrealized loss of $32,056 as a result of the increase in market interest rates compared with the yields within the portfolio that were available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity or repricing dates or if market yields for such securities decline. The portfolio is primarily comprised of agency mortgage-backed securities, obligations of state and political subdivisions, other government agencies’ debt, corporate debt, and U.S. Treasury notes. The municipal bond portfolio consists of tax-exempt and taxable general obligations and revenue bonds to a broad range of counties, towns, school districts, and other essential service providers. As of December 31, 2023, 98.5 % of the municipal bonds held in the available-for-sale portfolio had an S&P or Moody’s investment grade rating, and 1.5% were non-rated issues. As of December 31, 2023, the projected cash flow from the portfolio over the next 12 months was approximately $39,638 which may be available to reinvest into loans or securities at the then current market rates.

Total loans increased by $24,865, or an annualized 7.0%, from June 30, 2023. The growth in loans was primarily within the commercial real estate and consumer loan portfolios. Consumer loan growth was primarily from indirect loans due to the expansion of consumer loan sales staff and an expanded dealer network.

Asset Quality

The following table presents the aggregate amounts of non-performing assets and select ratios as of the dates indicated.

	December 31, 2023	June 30, 2023	December 31, 2022
Non-accrual loans	$1,114	$54	$47
Loans past due over 90 days and still accruing	20	50	—
Total non-performing loans	1,134	104	47
Other real estate and repossessed assets	124	124	—
Total non-performing assets	$1,258	$228	$47

Non-performing loans to total loans	0.15%	0.01%	0.01%

As of December 31, 2023, non-accrual loans include $602 that is guaranteed by the Small Business Administration. Excluding the guaranteed portion, non-performing loans were $532, or 0.07% of total loans as of December 31, 2023.

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

For the six months ended December 31, 2023, net cash inflow from operating activities was $5,833, net cash inflows from investing activities was $16,512 and net cash inflows from financing activities was $11,709. A major source of cash was $11,850 from maturity, calls, and principal pay downs of available-for-sale securities and $4,002 proceeds from the sales of available-for-sale securities. A major use of cash was a $25,019 increase in loans. Total cash and cash equivalents were $12,785 as of December 31, 2023, compared to $11,755 at June 30, 2023 and $13,302 at December 31, 2022.

The Bank offers several types of deposit products to a diverse base of business, public fund, and personal customers. We believe the rates offered by the Bank and the fees charged for them are competitive with the rates and fees charged by other banks for similar deposit products currently available in the market area. Deposits totaled $948,548 at December 31, 2023, an decrease of $3,985, or 0.4%, compared with $952,533 at June 30, 2023. As of December 31, 2023, the estimated percentage of uninsured deposits, excluding collateralized public fund deposits, was 17.0%.

Jumbo time deposits (those with balances of $250 and over) totaled $65,575 as of December 31, 2023 and $46,822 as of June 30, 2023 and are from local customers and businesses. These deposits are monitored closely by the Company and are mainly priced on an individual basis. The Company has the option to use a fee-paid broker or CD listing service to obtain deposits from outside its normal service area as an additional source of funding. The Company, however, does not rely upon these types of deposits as a primary source of funding. There were no brokered deposits or CDs that were obtained from a listing service as of December 31, 2023 or June 30, 2023. Although management monitors interest rates on an ongoing basis, a quarterly rate sensitivity report is used to determine the effect of interest rate changes on the financial statements. In the opinion of management, enough assets or liabilities could be repriced over the near term (up to three years) to compensate for such changes. The spread on interest rates, or the difference between the average earning assets and the average interest-bearing liabilities, is monitored monthly.

To provide additional sources of liquidity, the Company has lines of credit with other financial institutions and entered into agreements with the FHLB of Cincinnati and the Federal Reserve discount window. At December 31, 2023, advances from the FHLB of Cincinnati totaled $26,434 compared with $8,776 at June 30, 2023. As of December 31, 2023, the Bank had the ability to borrow an additional $81,645 from the FHLB of Cincinnati based on a blanket pledge of qualifying first mortgage and multi-family loans. The Company considers the FHLB of Cincinnati to be a reliable source of liquidity funding, secondary to its deposit base. In addition, at December 31, 2023, the Company had approximately $119,000 in securities unencumbered by a pledge that could be used to support additional borrowings, as needed, through the Federal Reseve discount window or the Federal Reserve's Bank Term Funding Program (“BTFP”). The BTFP is a facility established in 2023 in response to liquidity concerns within the banking industry and advances can be requested under the program until March 11, 2024. The BTFP was designed to provide additional funding to eligible depository institutions in order to help assure that banks have the ability to meet the needs of all their depositors. Under the program, eligible depository institutions can obtain loans of up to one year in length by pledging certain U.S. Treasuries, agency debt, mortgage-backed securities, and other qualifying assets as collateral. These assets will be valued at par.

Short-term borrowings consisted of repurchase agreements with local customers, which are financing arrangements that mature daily, and a line of credit from another financial institution . The Bank pledges securities as collateral for the repurchase agreements. Short-term borrowings totaled $25,390 at December 31, 2023 and $26,367 at June 30, 2023. Since the Company is a holding company and does not conduct operations, its primary sources of liquidity are dividends upstreamed from the Bank and borrowings from outside sources. As of December 31, 2023, the available credit on the holding company’s line of credit was $4,500.

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations (continued)

(Dollars in thousands, except per share amounts)

To meet the financial needs of our customers, we have issued commitments to originate mortgage, commercial, construction, and consumer loans and commitments for commercial, home equity, and consumer lines of credit. Since commitments to extend credit have a fixed expiration date or other termination clause, some commitments will expire without being drawn upon and the total commitment amounts do not necessarily represent future cash requirements. Financial standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The same credit policies are used in making commitments and financial standby letters of credit as are used for on-balance sheet instruments. Total unused commitments were $161,868 as of December 31, 2023, and $143,945 as of June 30, 2023.

Capital Resources

Total shareholders’ equity increased by $8,026 to $63,510 as of December 31, 2023, from $55,484 as of June 30, 2023 because of a reduction of $4,648 in the accumulated other comprehensive loss from the mark-to-market of available-for-sale securities and from net income of $4,425 for the first six months of fiscal year 2024 which was partially offset by cash dividends paid of $1,121. As market interest rates rise, the fair value of fixed-rate available-for-sale securities decline with a corresponding net of tax decline recorded in the accumulated other comprehensive loss portion of equity. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such securities decline.

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

As of December 31, 2023, the Bank’s common equity tier 1 capital and tier 1 capital ratios were 11.04% and the leverage and total risk-based capital ratios were 7.85% and 12.08%, respectively. This compares with common equity tier 1 capital and tier 1 capital ratios of 11.05% and leverage and total risk-based capital ratios of 7.72% and 12.07%, respectively, as of June 30, 2023. The Bank exceeded minimum regulatory capital requirements to be considered well-capitalized for both periods. Management is not aware of any matters occurring subsequent to December 31, 2023 that would cause the Bank’s capital category to change.

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

●	the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities, and insurance) with which we must comply;
●	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;
●	breaches of security or failures of our or our vendor’s technology systems due to technological or other factors and cybersecurity threats;
●	changes in consumer spending, borrowing and savings habits;
●	declining asset values impacting the underlying value of collateral;
●	changes in accounting policies, rules and interpretations;
●	our ability to attract and retain qualified employees;
●	competitive pressures on product pricing and services; and
●	changes in the reliability of our vendors, internal control systems or information systems.

CONSUMERS BANCORP, INC.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by the report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15e. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2023.

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

CONSUMERS BANCORP, INC. (Registrant)

Date: February 12, 2024	/s/ Ralph J. Lober Ralph J. Lober, II President & Chief Executive Officer (principal executive officer)

Date: February 12, 2024	/s/ Renee K. Wood Renee K. Wood Chief Financial Officer & Treasurer (principal financial officer)