Form 10-Q
period 2024-03-31
CONSUMERS BANCORP INC /OH/
filed 2024-05-07
CIK 1006830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024

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

There were 3,116,244 shares of Registrant’s common stock, no par value, outstanding as of May 6, 2024.

CONSUMERS BANCORP, INC.

FORM 10-Q

QUARTER ENDED March 31, 2024

Table of Contents

Page Number (s)

Part I – Financial Information

Item 1 – Financial Statements
Consolidated Balance Sheets at March 31, 2024 and June 30, 2023	1

Consolidated Statements of Income for the three and nine months ended March 31, 2024 and 2023 (unaudited)	2

Consolidated Statements of Comprehensive Income for the three and nine months ended March 31, 2024 and 2023 (unaudited)	3

Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended March 31, 2024 and 2023 (unaudited)	4-5

Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2024 and 2023 (unaudited)	6

Notes to the Consolidated Financial Statements (unaudited)	7-27

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	28-36

Item 3 – Not Applicable for Smaller Reporting Companies

Item 4 – Controls and Procedures	37
Part II – Other Information
Item 1 – Legal Proceedings	38

Item 1A – Not Applicable for Smaller Reporting Companies	38

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3 – Defaults Upon Senior Securities	38
,
Item 4 – Mine Safety Disclosure	38

Item 5 – Other Information	38

Item 6 – Exhibits	38

Signatures	39

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

CONSUMERS BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)	March 31, 2024 (unaudited)	June 30, 2023
ASSETS
Cash on hand and noninterest-bearing deposits in financial institutions	$16,052	$11,734
Federal funds sold and interest-bearing deposits in financial institutions	10,797	21
Total cash and cash equivalents	26,849	11,755
Certificates of deposit in other financial institutions	748	2,501
Securities, available-for-sale	265,646	279,605
Securities, held-to-maturity (fair value of $5,841 at March 31, 2024 and $6,294 at June 30, 2023)	6,428	6,970
Equity securities, at fair value	386	386
Federal bank and other restricted stocks, at cost	2,398	2,168
Loans held for sale	45	764
Total loans	742,584	710,362
Less allowance for credit losses	(7,911)	(7,724)
Net loans	734,673	702,638
Cash surrender value of life insurance	10,430	10,222
Premises and equipment, net	17,072	17,182
Goodwill	2,452	2,452
Core deposit intangible, net	372	414
Other real estate owned and repossessed assets	175	124
Accrued interest receivable and other assets	23,213	22,843
Total assets	$1,090,887	$1,060,024

LIABILITIES
Deposits
Noninterest-bearing demand	$228,057	$250,906
Interest bearing demand	148,636	152,053
Savings	340,232	335,231
Time	258,205	214,343
Total deposits	975,130	952,533

Short-term borrowings	28,965	26,367
Federal Home Loan Bank advances	8,122	8,776
Accrued interest and other liabilities	16,573	16,864
Total liabilities	1,028,790	1,004,540
Commitments and contingent liabilities

SHAREHOLDERS’ EQUITY
Preferred stock (no par value, 350,000 shares authorized, none outstanding)	—	—
Common stock (no par value, 8,500,000 shares authorized; 3,164,883 and 3,144,739 shares issued as of March 31, 2024 and June 30, 2023, respectively)	21,091	20,769
Retained earnings	69,993	65,485
Treasury stock, at cost (48,639 common shares as of March 31, 2024 and June 30, 2023)	(695)	(809)
Accumulated other comprehensive loss	(28,292)	(29,961)
Total shareholders’ equity	62,097	55,484
Total liabilities and shareholders’ equity	$1,090,887	$1,060,024

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months ended March 31,		Nine Months ended March 31,
(Dollars in thousands, except per share amounts)	2024	2023	2024	2023

Interest and dividend income
Loans, including fees	$10,288	$8,477	$30,150	$23,562
Securities, taxable	1,508	1,343	4,447	3,892
Securities, tax-exempt	447	564	1,370	1,747
Equity securities	8	8	25	25
Federal bank and other restricted stocks	45	34	128	104
Federal funds sold and other interest-bearing deposits	110	95	209	291
Total interest and dividend income	12,406	10,521	36,329	29,621
Interest expense
Deposits	4,282	2,084	11,644	3,808
Short-term borrowings	205	120	467	274
Federal Home Loan Bank advances	93	88	274	138
Total interest expense	4,580	2,292	12,385	4,220
Net interest income	7,826	8,229	23,944	25,401
Provision for credit losses on loans	15	160	380	795
Provision for credit losses on unfunded commitments	23	—	102	—
Net interest income after provision for credit losses	7,788	8,069	23,462	24,606

Noninterest income
Service charges on deposit accounts	402	386	1,261	1,175
Debit card interchange income	573	532	1,702	1,607
Mortgage banking activity	79	96	247	250
Bank owned life insurance income	70	66	208	196
Securities losses, net	(1)	(2)	(80)	(17)
Net change in market value of equity securities	—	19	—	(14)
Other	96	79	280	265
Total noninterest income	1,219	1,176	3,618	3,462

Noninterest expenses
Salaries and employee benefits	3,604	3,512	10,786	10,542
Occupancy and equipment	921	783	2,567	2,364
Data processing expenses	204	195	599	579
Debit card processing expenses	298	275	918	824
Professional and director fees	267	210	732	797
FDIC assessments	210	159	587	398
Franchise taxes	121	97	314	379
Marketing and advertising	154	151	538	558
Telephone and network communications	90	88	267	270
Amortization of intangible	14	14	42	42
Other	637	560	1,866	1,689
Total noninterest expenses	6,520	6,044	19,216	18,442
Income before income taxes	2,487	3,201	7,864	9,626
Income tax expense	435	565	1,387	1,646
Net income	$2,052	$2,636	$6,477	$7,980

Basic and diluted earnings per share	$0.66	$0.86	$2.09	$2.60

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Dollars in thousands)	Three Months ended March 31,		Nine Months ended March 31,
	2024	2023	2024	2023

Net income	$2,052	$2,636	$6,477	$7,980

Other comprehensive income (loss), net of tax:
Net change in unrealized losses on securities available-for-sale:
Unrealized (losses) gains arising during the period	(3,772)	4,670	2,032	(6,041)
Reclassification adjustment for net losses included in income	1	2	80	17
Net unrealized (losses) gains	(3,771)	4,672	2,112	(6,024)
Income tax effect	792	(981)	(443)	1,265
Other comprehensive (loss) income	(2,979)	3,691	1,669	(4,759)

Total comprehensive (loss) income	$(927)	$6,327	8,146	3,221

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share data)	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, December 31, 2023	$21,014	$68,504	$(695)	$(25,313)	$63,510
Net income	—	2,052	—	—	2,052
Other comprehensive loss	—	—	—	(2,979)	(2,979)
Restricted stock expense	15	—	—	—	15
Issuance of 3,680 shares associated with dividend reinvestment plan and stock purchase plan	62	—	—	—	62
Cash dividends declared ($0.18 per share)	—	(563)	—	—	(563)
Balance, March 31, 2024	$21,091	$69,993	$(695)	$(28,292)	$62,097

(Dollars in thousands, except per share data)	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, December 31, 2022	$20,557	$61,205	$(809)	$(30,556)	$50,397
Net income	—	2,636	—	—	2,636
Other comprehensive income	—	—	—	3,691	3,691
Restricted stock expense	34	—		—	34
Issuance of 3,092 shares associated with dividend reinvestment plan and stock purchase plan	59	—	—	—	59
Cash dividends declared ($0.17 per share)	—	(524)	—	—	(524)
Balance, March 31, 2023	$20,650	$63,317	$(809)	$(26,865)	$56,293

(Dollars in thousands, except per share data)	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, June 30, 2023	$20,769	$65,485	$(809)	$(29,961)	$55,484
Adoption of ASU 2016-13	—	(285)	—	—	(285)
Net income	—	6,477	—	—	6,477
Other comprehensive income	—	—	—	1,669	1,669
Vesting of 10,283 shares associated with restricted stock awards	81	—	114	—	195
Issuance of 8,519 stock-based incentive plan shares, net of forfeitures	2	—	—	—	2
Restricted stock expense	43	—	—	—	43
Issuance of 11,625 shares associated with dividend reinvestment plan and stock purchase plan	196	—	—	—	196
Cash dividends declared ($0.54 per share)	—	(1,684)	—	—	(1,684)
Balance, March 31, 2024	$21,091	$69,993	$(695)	$(28,292)	$62,097

CONSUMERS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (continued)

(Unaudited)

(Dollars in thousands, except per share data)	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, June 30, 2022	$20,287	$56,906	$(1,117)	$(22,106)	$53,970
Net income	—	7,980	—	—	7,980
Other comprehensive loss	—	—	—	(4,759)	(4,759)
Vesting of 26,743 shares associated with restricted stock awards	85	—	308	—	393
Restricted stock expense	101	—	—	—	101
Issuance of 9,036 shares associated with dividend reinvestment plan and stock purchase plan	177	—	—	—	177
Cash dividends declared ($0.51 per share)	—	(1,569)	—	—	(1,569)
Balance, March 31, 2023	$20,650	$63,317	$(809)	$(26,865)	$56,293

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)	Nine Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net cash from operating activities	$7,732	$10,662
Cash flow from investing activities
Purchases of securities, available-for-sale	(8,970)	(22,742)
Maturities, calls and principal pay downs of securities, available-for-sale	16,452	15,368
Sale of securities, available-for-sale	8,092	9,685
Principal pay downs of securities, held-to-maturity	542	536
Net decrease in certificates of deposit in other financial institutions	1,753	1,024
Net change in Federal Home Loan Bank stock, at cost	(230)	270
Net increase in loans	(32,519)	(77,592)
Premises and equipment purchases	(811)	(1,650)
Sale of other repossessed assets	—	11
Net cash used in investing activities	(15,691)	(75,090)
Cash flow from financing activities
Net increase in deposit accounts	22,597	67,837
Net change in short-term borrowings	2,598	2,304
Proceeds from Federal Home Loan Bank advances	18,300	16,400
Repayments of Federal Home Loan Bank advances	(18,954)	(16,466)
Proceeds from dividend reinvestment and stock purchase plan	196	177
Dividends paid	(1,684)	(1,569)
Net cash from financing activities	23,053	68,683
Increase in cash or cash equivalents	15,094	4,255
Cash and cash equivalents, beginning of period	11,755	20,952
Cash and cash equivalents, end of period	$26,849	$25,207

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$11,823	$4,011
Federal income taxes	1,575	1,515
Non-cash items:
Transfer from loans to repossessed assets	51	11
Issuance of treasury stock for vested restricted stock awards	195	393

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

Allowance for Credit Losses (ACL)

Topic 326 eliminated the probable initial recognition threshold and instead, requires an entity to reflect its current estimate of all expected credit losses based on historical experience, current conditions and reasonable and supportable forecasts. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. The allowance for credit losses is evaluated on a regular basis and established through charges to earnings in the form of a provision for credit losses. When a loan or portion of a loan is determined to be uncollectible, the portion deemed uncollectible is charged against the allowance and subsequent recoveries, if any, are credited to the allowance. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

Commercial & Industrial: Commercial loans are made for a wide variety of general business purposes, including financing for equipment, inventories and accounts receivable. The term of each commercial loan varies by its purpose. Commercial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and prudently expand its business. Current and projected cash flows are evaluated to determine the ability of the borrower to repay their obligations as agreed. Commercial loans are primarily made based on the identified cash flows of the borrower and on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and usually incorporate a personal guarantee; however, some loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The commercial loan portfolio includes loans to a wide variety of corporations and businesses across many industrial classifications, including agriculture, primarily in the areas where the Bank operates.

Commercial Real Estate: Commercial real estate loans include mortgage loans to owners of owner-occupied commercial properties, commercial investment properties, and multi-family investment properties as well as loans originated to finance the construction of owner occupied and investment properties. Commercial real estate lending typically involves higher loan principal amounts, and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Current and projected cash flows are evaluated to determine the ability of the borrower to repay their obligations as agreed. Loans secured by existing commercial real estate have fixed or variable rates with amortization periods of up to 25 years.

Commercial construction loans generally adjust with the prime rate during the construction period and may convert to amortizing loans with maturities up to 25 years. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant, and regular inspections are required to monitor the progress of construction through completion. The property owner’s and/or guarantor’s financial strength, expertise, credit history, and the projected cash flow of the property are considered during underwriting of construction loans. Construction financing is considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction compared to the estimated cost (including interest) of construction. If the estimate of value proves to be inaccurate, there may not be sufficient funds to complete the project, or a completed project with an insufficient value to assure full repayment.  We attempt to reduce such risks on construction loans by including a contingency amount in the financing package, through inspections of construction progress on the property, by reviewing the owner’s financial strength, the success of the owners’ and / or contractor’s past projects, and by requiring personal guarantees of the owners.

Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and are primarily located in our immediate and surrounding market area. This diversity helps reduce the Company’s exposure to adverse economic events that may affect any single market or industry. The three largest collateral concentrations within the commercial real estate non-owner occupied portfolio are retail rental, office rental, and nursing home/assisted living facilities. The office rental segment includes a high percentage of medical facilities that require special build outs that would make it more costly for a tenant to change locations. Also, personal guarantees are typically obtained on commercial real estate loans. Commercial real estate loans are originated primarily in the area in which the bank operates. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria.

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Farmland: Farmland loans include loans to finance or refinance the acquisition or improvement of land used for agricultural purposes. The loans are secured by mortgages on the land and buildings, contain fixed and variable rates, and amortize over periods up to 30 years. The portfolio is concentrated within the bank’s primary market area and is diversified across a number of agricultural segments with grain, dairy, and beef cattle operations comprising the largest segments. Current and projected cash flows are evaluated to determine the ability of the borrower to repay their obligations as agreed. Agriculture lending is largely dependent on the successful management and operation of the farm and may be adversely affected by volatile commodity prices, weather, rising farm production costs, and fluctuating land value.

Land Development: Land Development loans include loans to finance the land acquisition and the infrastructure improvements necessary to develop saleable residential lots located within our primary market area. Land development loans are adjustable-rate loans with interest only periods generally up to three years. Principal payments are tied to the sale of the developed lots to related or third party residential builders, or individual borrowers. Loan proceeds are disbursed in increments as development progresses and as inspections warrant, and regular inspections are required to monitor the progress of development through completion. In underwriting construction loans, we consider the property owner’s and/or guarantor’s financial strength, expertise, credit history, and the projected cash flow of the saleable lots.

Land development financing is considered to involve a higher degree of credit risk than long-term financing on improved real estate. Risk of loss on a development loan is dependent largely upon the accuracy of the initial estimate of development costs and of the respective values of the completed lots. If the estimate of value proves to be inaccurate, we may be confronted with a project, when completed, having a value which is insufficient to assure full repayment. We attempt to reduce such risks on development loans by including a contingency amount in the financing package, through inspections of construction progress on the property, by reviewing the developers financial strength and past projects, and requiring personal guarantees.

1-4 Family Residential Real Estate: Residential real estate loans are secured by one to four family residential properties and include owner occupied, non-owner occupied, construction, and home equity loans. Credit approval for residential real estate loans requires demonstration of sufficient income to repay the principal and interest and the real estate taxes and insurance, stability of employment, an established credit record and an appropriately appraised value of the real estate securing the loan that generally requires that the residential real estate loan amount be no more than 85% of the purchase price or the appraised value of the real estate securing the loan unless the borrower purchases private mortgage insurance. Residential mortgage loans to purchase or refinance existing homes are fixed or variable rate and contain amortization periods of up to thirty years. Residential construction loans are secured by mortgages on the subdivided lot, have a fixed rate interest only period of up to 18-months, and may convert to a fixed or variable rate loan with amortization periods of up to thirty years.

Consumer: The Company originates direct and indirect consumer loans, primarily automobile loans, personal lines of credit, and unsecured consumer loans in its primary market areas. Credit approval for consumer loans requires income sufficient to repay principal and interest due, stability of employment, an established credit record and sufficient collateral for secured loans. Consumer loans typically have shorter terms and lower balances as compared to real estate mortgage loans, and generally carry higher risks of default. Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances and economic conditions. Consumer loans generally have fixed rates and amortization periods up to 84 months.

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

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

For each portfolio segment, a loss driver analysis (LDA) is performed to identify appropriate loss indicators and create a regression model for use in forecasting cash flows. The LDA analysis utilizes peer data from the Federal Financial Institutions Examination Council’s (FFIEC) Call Report data for all segments. The Company has established a one-year reasonable and supportable forecast period with a one-year straight-line reversion to the long-term historical average. Key inputs into the discounted cash flow model include loan-level detail, including the amortized cost basis of individual loans, payment structure, and forecasted loss drivers. Since the Company has had very limited loss experience, management elected to utilize benchmark peer loss history data to estimate historical loss rates. Management worked with a third-party advisory firm to identify an appropriate peer group for each loan segment that shares similar characteristics. The Company uses the central tendency seasonally adjusted civilian unemployment rate forecast from the FOMC for all portfolio segments. Other key assumptions include a maturity assumption for loans without maturity dates and prepayment / curtailment rates specific to each loan segment. Prepayment and curtailment rates are calculated based on the Company’s own data.

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

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

At March 31, 2024 and at adoption of CECL on July 1, 2023, there was no allowance for credit losses related to AFS or HTM debt securities. Accrued interest receivable on debt securities was excluded from the estimate of credit losses.

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

On July 1, 2023, the Company adopted ASU 2022-02, Financial Instruments – Credit Losses (ASC 326): Troubled Debt Restructurings (TDRs) and Vintage Disclosures. The guidance amends ASC 326 to eliminate the accounting guidance for TDRs by creditors, while enhancing disclosure requirements for certain loan refinancing and restructuring activities by creditors when a borrower is experiencing financial difficulty. The ASU requires enhanced disclosures related to certain modifications of receivables made to borrowers experiencing financial difficulty and requires that an entity disclose current-period gross write-offs by year of origination within the vintage disclosures. The adoption of the ASU did not have a significant impact on the Company’s financial statements.

Recent Accounting Pronouncements: In December 2023, FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09). The FASB issued ASU 2023-09 to address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. ASU 2023-09 is to be applied on a prospective basis and is effective for annual periods beginning after December 15, 2024 with early adoption permitted. ASU 2023-09 will impact income tax disclosures, and the Company does not expect a material impact to the Company’s consolidated financial statements.

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 2 – Securities

Debt securities

The following tables summarize the amortized cost, fair value, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss on the Company’s debt securities available-for-sale and gross unrecognized losses on the Company’s debt securities held-to-maturity as of March 31, 2024 and June 30, 2023:

Available –for-Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2024
Obligations of U.S. Treasury	$6,465	$—	$(273)	$6,192
Obligations of U.S. government-sponsored entities and agencies	28,327	7	(3,450)	24,884
Obligations of state and political subdivisions	86,510	88	(7,651)	78,947
U.S. Government-sponsored mortgage-backed securities–residential	96,885	—	(14,736)	82,149
U.S. Government-sponsored mortgage-backed securities– commercial	8,589	—	(1,743)	6,846
U.S. Government-sponsored collateralized mortgage obligations– residential	57,621	108	(5,692)	52,037
Other debt securities	17,062	—	(2,471)	14,591
Total securities available-for-sale	$301,459	$203	$(36,016)	$265,646

Held-to-Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
March 31, 2024
Obligations of state and political subdivisions	$6,428	$—	$(587)	$5,841

Available-for-sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2023
Obligation of U.S Treasury	$8,941	$—	$(533)	$8,408
Obligations of U.S. government-sponsored entities and agencies	29,430	7	(3,745)	25,692
Obligations of state and political subdivisions	92,891	63	(8,982)	83,972
U.S. Government-sponsored mortgage-backed securities - residential	104,689	12	(15,066)	89,635
U.S. Government-sponsored mortgage-backed securities - commercial	8,604	—	(1,809)	6,795
U.S. Government-sponsored collateralized mortgage obligations – residential	55,800	8	(5,738)	50,070
Other debt securities	17,175	—	(2,142)	15,033
Total securities available-for-sale	$317,530	$90	$(38,015)	$279,605

Held-to-maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
June 30, 2023
Obligations of state and political subdivisions	$6,970	$—	$(676)	$6,294

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Proceeds from the sale of available-for-sale securities were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Proceeds from sales	$4,090	$5,977	$8,092	$9,685
Gross realized gains	14	35	14	43
Gross realized losses	15	37	94	60

The income tax benefit related to the net realized losses for the three-month periods ended March 31, 2024 and 2023 were less than $1. The income tax benefit related to the net realized losses amounted to $17 for the nine month period ended March 31, 2024 and $4 for the nine month period ended March 31, 2023.

The amortized cost and fair values of debt securities as of March 31, 2024, by expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

Available-for-Sale	Amortized Cost	Estimated Fair Value
Due in one year or less	$10,850	$10,664
Due after one year through five years	27,761	22,452
Due after five years through ten years	32,458	32,954
Due after ten years	67,295	58,544
Total	138,364	124,614

U.S. Government-sponsored mortgage-backed and related securities	163,095	141,032
Total securities available-for-sale	$301,459	$265,646

Held-to-Maturity
Due in one year or less	$86	$85
Due after one year through five years	2,634	2,555
Due after five years through ten years	3,708	3,201
Total securities held-to-maturity	$6,428	$5,841

Securities with a carrying value of approximately $156,460 and $137,896 were pledged at March 31, 2024 and June 30, 2023, respectively, to secure public deposits and commitments as required or permitted by law.

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table summarizes the debt securities with unrealized and unrecognized losses as of March 31, 2024 and June 30, 2023, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or more		Total
Available-for-sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2024
Obligation of U.S. Treasury	$—	$—	$6,192	$(273)	$6,192	$(273)
Obligations of U.S. government-sponsored entities and agencies	877	(6)	23,006	(3,444)	23,883	(3,450)
Obligations of state and political subdivisions	6,250	(85)	63,934	(7,566)	70,184	(7,651)
U.S. Government-sponsored mortgage-backed securities – residential	3,426	(45)	78,723	(14,691)	82,149	(14,736)
U.S. Government-sponsored mortgage-backed securities – commercial	—	—	6,846	(1,743)	6,846	(1,743)
Collateralized mortgage obligations - residential	12,626	(171)	32,818	(5,521)	45,444	(5,692)
Other debt securities	—	—	14,591	(2,471)	14,591	(2,471)
Total temporarily impaired	$23,179	$(307)	$226,110	$(35,709)	$249,289	$(36,016)

	Less than 12 Months		12 Months or more		Total
Held to Maturity	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss
March 31, 2024
Obligations of state and political subdivisions	$—	$—	$5,841	$(587)	$5,841	$(587)
Total temporarily impaired	$—	$—	$5,841	$(587)	$5,841	$(587)

	Less than 12 Months		12 Months or more		Total
Available-for-sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2023
Obligations of U.S. Treasury	$—	$—	$8,408	$(533)	$8,408	$(533)
Obligations of U.S. government-sponsored entities and agencies	1,008	(10)	23,551	(3,735)	24,559	(3,745)
Obligations of state and political subdivisions	16,009	(344)	62,492	(8,638)	78,501	(8,982)
Mortgage-backed securities – residential	3,334	(84)	85,096	(14,982)	88,430	(15,066)
Mortgage-backed securities – commercial	—	—	6,795	(1,809)	6,795	(1,809)
Collateralized mortgage obligations - residential	22,039	(638)	27,023	(5,100)	49,062	(5,738)
Other debt securities	—	—	15,033	(2,142)	15,033	(2,142)
Total temporarily impaired	$42,390	$(1,076)	$228,398	$(36,939)	$270,788	$(38,015)

	Less than 12 Months		12 Months or more		Total
Held to Maturity	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss
June 30, 2023
Obligations of state and political subdivisions	$—	$—	$6,294	$(676)	$6,294	$(676)
Total temporarily impaired	$—	$—	$6,294	$(676)	$6,294	$(676)

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

At March 31, 2024, the Company’s portfolio consisted of 411 securities, 379 of which were available-for-sale and 4 of which were held-to-maturity securities in unrealized or unrecognized loss positions. As of March 31, 2024, no allowance for credit losses has been recognized on securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality. This is based upon our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our available-for-sale securities.

The Company’s mortgage-backed securities and collateralized mortgage obligations were issued by U.S. government-sponsored entities and agencies. The Company does not own any private label mortgage-backed securities. The Company’s municipal bond portfolio consists of tax-exempt and taxable general obligation and revenue bonds to a broad range of counties, towns, school districts, and other essential service providers. As of March 31, 2024, 98.6% of the municipal bonds held in the available-for-sale portfolio had a S&P or Moody’s investment grade rating, and 1.4% were non-rated issues. The municipal bonds in the held-to-maturity portfolio are all non-rated issues to local entities that are also deposit customers. The other debt securities consist of subordinated notes issued by other bank holding companies. Within the other debt securities portfolio, the Company holds $2.0 million of subordinated notes for one issuer that is rated Ba2 by Moody’s. The issuers of all securities owned by the Company continue to make timely principal and interest payments under the securities’ contractual terms. The unrealized losses related to these securities have not been recognized into income because the decline in fair value is not attributed to credit quality, management does not intend to sell the securities, and it is not likely that management will be required to sell the securities prior to their anticipated recovery. The unrealized losses on these securities are primarily due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The securities’ fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.

Equity Securities

The Company owned equity securities with an amortized cost of $400 as of March 31, 2024, and June 30, 2023. Changes in the fair value of these securities are included in noninterest income on the consolidated statements of income. The following table presents the net unrealized gains and losses on equity securities recognized in earnings for the three- and nine- month periods ended March 31, 2024 and 2023. There were no sales of equity securities during the three- or nine- month periods ended March 31, 2024 and 2023.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Unrealized gain (loss) recognized on equity securities held at the end of the period	$—	$19	$—	$(14)

Note 3 – Loans and Allowance for Credit Losses

The following table presents loans by major category.

	March 31, 2024	June 30, 2023
Commercial & Industrial	$115,402	$112,558
Commercial real estate:
Owner occupied	159,732	151,005
Non-owner occupied	151,555	140,002
Farmland	39,150	40,606
Land Development	12,138	11,004
1 – 4 family residential real estate	191,884	189,312
Consumer	72,600	65,617
Subtotal	742,461	710,104
Unamortized deferred loan costs, net	123	258
Allowance for credit losses	(7,911)	(7,724)
Net Loans	$734,673	$702,638

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the activity in the allowance for credit losses by portfolio segment for the three months ended March 31, 2024.

					1-4 Family
	Commercial	Commercial			Residential
	&	Real		Land	Real
	Industrial	Estate	Farmland	Development	Estate	Consumer	Total

ACL beginning balance	$955	$4,131	$89	$246	$1,696	$870	$7,987
Provision for expected credit losses	122	(381)	1	(78)	276	75	15
Charge-offs	—	—	—	—	—	(138)	(138)
Recoveries	—	—	—	—	1	46	47
ACL ending balance	$1,077	$3,750	$90	$168	$1,973	$853	$7,911

The following table presents the activity in the allowance for credit losses by portfolio segment for the nine months ended March 31, 2024.

					1-4 Family
	Commercial	Commercial			Residential
	&	Real		Land	Real
	Industrial	Estate	Farmland	Development	Estate	Consumer	Total

ACL beginning balance	$1,308	$3,943	$—	$—	$1,571	$902	$7,724
Cumulative effect of change in accounting principle	(455)	(53)	93	398	166	(97)	52
Provision for expected credit losses	224	(140)	(3)	(230)	233	296	380
Charge-offs	—	—	—	—	—	(381)	(381)
Recoveries	—	—	—	—	3	133	136
ACL ending balance	$1,077	$3,750	$90	$168	$1,973	$853	$7,911

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2023:

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,006	$4,084	$1,677	$908	$7,675
Provision for loan losses	132	(103)	70	61	160
Loans charged-off	—	—	—	(56)	(56)
Recoveries	—	—	—	44	44
Total ending allowance balance	$1,138	$3,981	$1,747	$957	$7,823

The following table presents the activity in the allowance for loan losses by portfolio segment for the nine months ended March 31, 2023:

			1-4 Family
		Commercial	Residential
		Real	Real
	Commercial	Estate	Estate	Consumer	Total
Allowance for loan losses:
Beginning balance	$960	$3,927	$1,645	$628	$7,160
Provision for loan losses	178	53	106	458	795
Loans charged-off	—	—	(6)	(247)	(253)
Recoveries	—	1	2	118	121
Total ending allowance balance	$1,138	$3,981	$1,747	$957	$7,823

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the amortized cost of non-accrual loans by class as of March 31, 2024:

	March 31, 2024
			Interest Income
	Non-accrual	Total	Recognized during
	loans with	Non-accrual	the period on
	no ACL	loans	non-accrual loans
Commercial & Industrial	$332	$332	$—
Commercial real estate:
Owner occupied	429	429	—
1 – 4 family residential real estate	264	264	—
Total	$1,025	$1,025	$—

The following table presents the recorded investment of non-accrual loans by class as of June 30, 2023:

June 30, 2023 Non-accrual
Commercial Real Estate:
Other	$51
1 – 4 family residential:
Non-owner occupied	3
Total	$54

The following table presents the aging of the amortized cost of past due loans as of March 31, 2024 by class of loans:

							Loans 90
	Days Past Due						Days Past
	30 – 59	60 - 89	90 Days or	Total	Loans Not		Due and
	Days	Days	Greater	Past Due	Past Due	Total	Accruing
Commercial & Industrial	$6	$54	$332	$392	$115,054	$115,446	$—
Commercial real estate:
Owner occupied	—	—	429	429	159,032	159,461	—
Non-owner occupied	—	—	—	—	151,230	151,230	—
Farmland	—	—	—	—	39,050	39,050	—
Land development	—	—	—	—	12,095	12,095	—
1 – 4 family residential real estate	793	22	73	888	192,055	192,943	—
Consumer	584	168	66	818	71,541	72,359	66
Total	$1,383	$244	$900	$2,527	$740,057	$742,584	$66

The following table presents the aging of the recorded investment in past due loans as of June 30, 2023 by class of loans:

							Loans 90
	Days Past Due						Days Past
	30 – 59	60 - 89	90 Days or	Total	Loans Not		Due and
	Days	Days	Greater	Past Due	Past Due	Total	Accruing
Commercial & Industrial	$—	$—	$—	$—	$112,826	$112,826	$—
Commercial real estate:
Construction	—	—	—	—	23,996	23,996	—
Other	—	—	51	51	318,654	318,705	—
1-4 family residential:
Owner occupied	17	124	—	141	158,296	158,437	—
Non-owner occupied	—	—	3	3	23,885	23,888	—
Construction	—	—	—	—	8,514	8,514	—
Consumer	438	120	50	608	64,986	65,594	50
Total	$455	$244	$104	$803	$711,157	$711,960	$50

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, current economic trends and other relevant information. At the time of origination, the Company analyzes all commercial loans individually and classifies the loans by credit risk. Management regularly monitors commercial loans for any changes in the borrowers’ ability to service their debt and completes an annual review to confirm the risk rating for those loans with total outstanding loan relationships greater than $500. The Company uses the following definitions for risk ratings:

Pass. Loans classified as pass exhibit a wide array of characteristics but at a minimum represent minimal level of risk and are considered collectable. Borrowers in this rating may have leveraged but acceptable balance sheet positions, satisfactory asset quality, stable to favorable sales and earnings trends, acceptable liquidity, and adequate cash flow. While generally adhering to credit policy, these loans may exhibit occasional exceptions that do not result in undue risk. Borrowers are generally capable of absorbing setbacks, financial and otherwise.

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

Not Rated. Loans listed as not rated are included in groups of homogeneous loans. Past due information is the primary credit indicator for groups of homogenous loans.

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Based on the most recent analysis performed, the following tables present the amortized cost by internal risk category and class of loans as of March 31, 2024:

							Revolving	Revolving
							Loans	Loans
	Term Loans by Origination Year						Amortized	Converted
	2024	2023	2022	2021	2020	Prior	Cost Basis	To Term	Total
Commercial & Industrial
Pass	$27,006	$25,565	$30,303	$7,883	$3,805	$4,550	$14,280	$—	$113,392
Special Mention	—	—	365	69	12	43	1,182	—	1,671
Substandard	—	—	—	—	—	—	—	300	300
Doubtful	—	—	—	—	—	—	83	—	83
Total Commercial & Industrial	$27,006	$25,565	$30,668	$7,952	$3,817	$4,593	$15,545	$300	$115,446
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate:
Owner occupied:
Pass	$14,605	$20,372	$34,929	$22,648	$15,268	$41,645	$7,005	$—	$156,472
Special Mention	—	—	—	—	332	2,156	152	—	2,640
Substandard	—	—	—	—	—	260	—	—	260
Doubtful	—	—	—	38	—	51	—	—	89
Total owner occupied	$14,605	$20,372	$34,929	$22,686	$15,600	$44,112	$7,157	$—	$159,461
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Non-owner occupied:
Pass	$14,101	$38,508	$22,535	$25,135	$11,717	$35,148	$685	$—	$147,829
Special Mention	—	—	—	3,401	—	—	—	—	3,401
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total non-owner occupied	$14,101	$38,508	$22,535	$28,536	$11,717	$35,148	$685	$—	$151,230
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Farmland:
Pass	$1,349	$5,876	$5,910	$5,356	$2,321	$16,469	$977	$—	$38,258
Special Mention	—	—	—	—	—	792	—	—	792
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total Farmland	$1,349	$5,876	$5,910	$5,356	$2,321	$17,261	$977	$—	$39,050
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Land Development:
Pass	$3,384	$2,015	$358	$520	$294	$526	$4,998	$—	$12,095
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total Land Development	$3,384	$2,015	$358	$520	$294	$526	$4,998	$—	$12,095
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total:
Pass	$60,445	$92,336	$94,035	$61,542	$33,405	$98,338	$27,945	$—	$468,046
Special Mention	—	—	365	3,470	344	2,991	1,334	—	8,504
Substandard	—	—	—	—	—	260	—	300	560
Doubtful	—	—	—	38	—	51	83	—	172
Total	$60,445	$92,336	$94,400	$65,050	$33,749	$101,640	$29,362	$300	$477,282

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Management monitors the credit risk profile by payment activity for residential and consumer loan classes. Loans past due 90 days or more and loans on nonaccrual are considered nonperforming. The following table presents the amortized cost of residential real estate and consumer loans based on payment status as of March 31, 2024:

							Revolving	Revolving
							Loans	Loans
	Term Loans by Origination Year						Amortized	Converted
	2024	2023	2022	2021	2020	Prior	Cost Basis	To Term	Total
1 – 4 family residential real estate:
Performing	$13,403	$22,831	$30,691	$51,646	$19,600	$29,952	$24,556	$—	$192,679
Nonperforming	—	—	192	—	—	72	—	—	264
Total 1-4 family residential real estate	$13,403	$22,831	$30,883	$51,646	$19,600	$30,024	$24,556	$—	$192,943
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer:
Performing	$24,104	$27,871	$14,053	$4,951	$766	$355	$193	$—	$72,293
Nonperforming	—	4	62	—	—	—	—	—	66
Total consumer	$24,104	$27,875	$14,115	$4,951	$766	$355	$193	$—	$72,359
Current year-to-date gross write-offs	$31	$115	$144	$54	$36	$1	$—	$—	$381
Total:
Performing	$37,507	$50,702	$44,744	$56,597	$20,366	$30,307	$24,749	$—	$264,972
Nonperforming	—	4	254	—	—	72	—	—	330
Total	$37,507	$50,706	$44,998	$56,597	$20,366	$30,379	$24,749	$—	$265,302

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

There were no modifications of loans to borrowers in financial distress completed during the nine-month period ended March 31, 2024.

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

The following table presents information related to unpaid principal balance, recorded investment and interest income associated with loans individually evaluated for impairment by class of loans as of June 30, 2023 and for the nine months ended March 31, 2023:

	As of June 30, 2023			Nine Months ended March 31, 2023
	Unpaid		Allowance for Loan	Average	Interest	Cash Basis
	Principal	Recorded	Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial & Industrial	$404	$314	$—	$303	$27	$27
Commercial real estate:
Other	127	88	—	40	5	5
1-4 Family residential real estate:
Owner occupied	24	—	—	20	2	2
Non-owner occupied	3	3	—	42	—	—
Total	$558	$405	$—	$405	$34	$34

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
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Assets and liabilities measured at fair value on a recurring basis are summarized below, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Balance at March 31,	Fair Value Measurements at March 31, 2024
	2024	Level 1	Level 2	Level 3
Assets:
Obligations of U.S. Treasury	$6,192	$6,192	$—	$—
Obligations of U.S. government-sponsored entities and agencies	24,884	—	24,884	—
Obligations of state and political subdivisions	78,947	—	78,947	—
U.S. Government-sponsored mortgage-backed securities – residential	82,149	—	82,149	—
U.S. Government-sponsored mortgage-backed securities – commercial	6,846	—	6,846	—
U.S. Government-sponsored collateralized mortgage obligations - residential	52,037	—	52,037	—
Other debt securities	14,591	—	14,591	—
Equity securities	386	—	386	—

	Balance at June 30,	Fair Value Measurements at June 30, 2023
	2023	Level 1	Level 2	Level 3
Assets:
Obligations of U.S. treasury	$8,408	$8,408	$—	$—
Obligations of U.S. government-sponsored entities and agencies	25,692	—	25,692	—
Obligations of state and political subdivisions	83,972	—	83,972	—
U.S. government-sponsored mortgage-backed securities - residential	89,635	—	89,635	—
U.S. government-sponsored mortgage-backed securities - commercial	6,795	—	6,795	—
U.S. government-sponsored collateralized mortgage obligations - residential	50,070	—	50,070	—
Other debt securities	15,033	—	15,033	—
Equity securities	386	—	386	—

There were no transfers between Level 1 and Level 2 during the three-month and nine month periods ended March 31, 2024.

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

Collateral Dependent Loans: The fair value of collateral dependent loans with specific allocations of the allowance for credit losses is generally based on recent real estate appraisals. Collateral dependent individually evaluated loans carried at fair value generally receive specific allocations of the allowance for loan losses or are charged down to their fair value. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. There were no collateral dependent individually evaluated loans measured at fair value on a non-recurring basis at March 31, 2024. There were no impaired loans measured at fair value on a non-recurring basis at June 30, 2023.

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Other Real Estate and Repossessed Assets Owned: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. Subsequent to their initial recognition, these assets are remeasured at fair value, which is the lower of cost or fair value less estimated costs to sell, through a write-down included in other non-interest expense. Real estate owned properties and other repossessed assets, which are primarily vehicles, are evaluated on a quarterly basis for additional impairment and adjusted accordingly. There were no such fair value measurement adjustments recorded during March 31, 2024 or June 30, 2023. As of March 31, 2024 the balance of other real estate owned was $124 and other repossessed assets was $51. As of June 30, 2023 the balance of other real estate owned was $124.

The following table shows the estimated fair values of financial instruments that are reported at amortized cost in the Company’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	March 31, 2024		June 30, 2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Level 1 inputs:
Cash and cash equivalents	$26,849	$26,849	$11,755	$11,755
Level 2 inputs:
Certificates of deposit in other financial institutions	748	748	2,501	2,450
Loans held for sale	45	45	764	774
Accrued interest receivable	3,459	3,459	3,024	3,024
Level 3 inputs:
Securities held-to-maturity	6,428	5,841	6,970	6,294
Loans, net	734,673	693,747	702,638	656,737
Financial Liabilities:
Level 2 inputs:
Demand and savings deposits	716,925	716,925	738,190	738,190
Time deposits	258,205	257,197	214,343	211,856
Short-term borrowings	28,965	28,965	26,367	26,367
Federal Home Loan Bank advances	8,122	7,071	8,776	7,678
Accrued interest payable	906	906	344	344

The assumptions used to estimate fair value are described as follows:

Cash and cash equivalents: The carrying value of cash and deposits in other financial institutions were considered to approximate fair value resulting in a Level 1 classification.

Certificates of deposits in other financial institutions: Fair value of certificates of deposit in other financial institutions was estimated using current rates for deposits of similar remaining maturities resulting in a Level 2 classification.

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

Time deposits: Fair value of fixed-maturity certificates of deposit was estimated using the rates offered at March 31, 2024 and 2023 for deposits of similar remaining maturities, resulting in Level 2 classification. Estimated fair value does not include the benefit that results from low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market.

Federal Home Loan Bank advances: Fair value of Federal Home Loan Bank advances was estimated using current rates at March 31, 2024 and 2023 for similar financing resulting in a Level 2 classification.

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

NOTE 5—AFFORDABLE HOUSING TAX CREDIT PARTNERSHIP

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

The following table summarizes the balances of the affordable housing tax credit investment and related unfunded commitment at March 31, 2024 and June 30, 2023.

	March 31, 2024	June 30, 2023
Affordable housing tax credit investment	$10,250	$10,250
Less: amortization	(233)	—
Net affordable housing tax credit investment	$10,017	$10,250
Unfunded commitments	$8,279	$9,668

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following summarizes other information relating to the affordable housing tax credit investment for the three- and nine- month periods ended March 31, 2024 and 2023.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Tax credits and other tax benefits recognized	$249	$—	$272	$—
Proportional amortization expense included in provision for income taxes	231	—	233	—

Note 6 – Earnings Per Share

Basic earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period and is equal to net income divided by the weighted average number of shares outstanding during the period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares that may be issued upon the vesting of restricted stock awards. There were 15,489 shares of restricted stock that were anti-dilutive for the three- and nine- month periods ended March 31, 2024. There were 5,328 shares of restricted stock that were anti-dilutive for the three- and nine- month periods ended March 31, 2023. The following table details the calculation of basic and diluted earnings per share:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2024	2023	2024	2023
Basic:
Net income available to common shareholders	$2,052	$2,636	$6,477	$7,980
Weighted average common shares outstanding	3,115,723	3,078,595	3,104,994	3,072,336
Basic income per share	$0.66	$0.86	$2.09	$2.60

Diluted:
Net income available to common shareholders	$2,052	$2,636	$6,477	$7,980
Weighted average common shares outstanding	3,115,723	3,078,595	3,104,994	3,072,336
Dilutive effect of restricted stock	—	1,218	—	—
Total common shares and dilutive potential common shares	3,115,723	3,079,813	3,104,994	3,072,336
Dilutive income per share	$0.66	$0.86	$2.09	$2.60

Note 7 –Accumulated Other Comprehensive Income (Loss)

The components of other comprehensive income related to unrealized gains and losses on available-for-sale securities for the three- and nine- month periods ended March 31, 2024 and 2023, were as follows:

	Pretax	Tax Effect	After-tax
Balance as of December 31, 2023	$(32,042)	$6,729	$(25,313)
Unrealized holding losses on available-for-sale securities arising during the period	(3,772)	792	(2,980)
Amounts reclassified from accumulated other comprehensive income	1	—	1
Net current period other comprehensive loss	(3,771)	792	(2,979)
Balance as of March 31, 2024	$(35,813)	$7,521	$(28,292)

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

	Pretax	Tax Effect	After-tax	Affected Line Item in Consolidated Statements of Income
Balance as of December 31, 2022	$(38,678)	$8,122	$(30,556)
Unrealized holding gains on available-for-sale securities arising during the period	4,670	(981)	3,689
Amounts reclassified from accumulated other comprehensive income	2	—	2	(a)(b)
Net current period other comprehensive income	4,672	(981)	3,691
Balance as of March 31, 2023	$(34,006)	$7,141	$(26,865)

	Pretax	Tax Effect	After-tax	Affected Line Item in Consolidated Statements of Income
Balance as of June 30, 2023	$(37,925)	$7,964	$(29,961)
Unrealized holding gains on available-for-sale securities arising during the period	2,032	(426)	1,606
Amounts reclassified from accumulated other comprehensive loss	80	(17)	63	(a)(b)
Net current period other comprehensive income	2,112	(443)	1,669
Balance as of March 31, 2024	$(35,813)	$7,521	$(28,292)

	Pretax	Tax Effect	After-tax	Affected Line Item in Consolidated Statements of Income
Balance as of June 30, 2022	$(27,982)	$5,876	$(22,106)
Unrealized holding losses on available-for-sale securities arising during the period	(6,041)	1,269	(4,772)
Amounts reclassified from accumulated other comprehensive loss	17	(4)	13	(a)(b)
Net current period other comprehensive loss	(6,024)	1,265	(4,759)
Balance as of March 31, 2023	$(34,006)	$7,141	$(26,865)

(a) Securities (gains) losses, net

(b) Income tax expense

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations

(Dollars in thousands, except per share data)

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share data)

General

The following is management’s analysis of the Company’s results of operations for the three- and nine- month periods ended March 31, 2024, compared to the same periods in fiscal year 2023, and the consolidated balance sheet at March 31, 2024, compared to June 30, 2023. This discussion is designed to provide a more comprehensive review of the operating results and financial condition than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

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

Results of Operations

Three- and Nine- Month Periods Ended March 31, 2024 and 2023

Net income for the third quarter of fiscal year 2024 was $2,052, or $0.66 per common share, compared to $2,636, or $0.86 per common share for the three months ended March 31, 2023. The following are key highlights of our results of operations for the three months ended March 31, 2024, compared with the prior fiscal year comparable period:

●

net interest income decreased by $403 or 4.9%, to $7,826 in the third quarter of fiscal year 2024 from the same prior year period mainly because of the rapid increase in short-term market rates in 2022 and 2023 causing interest bearing liabilities to reprice faster than interest earning assets;

●

a $15 provision for credit losses on loans and a $23 provision for credit losses on unfunded commitments was recorded for the three-month period ended March 31, 2024 compared with a $160 provision for loan loss expense for the same prior year period;

●

noninterest income increased by $43, or 3.7%, in the third quarter of fiscal year 2024 from the same prior year period primarily as a result of an increase in debit card interchange income of $41, or 7.7% and service charges on deposit accounts of $16, or 4.1%.

●

noninterest expenses increased by $476, or 7.9%, in the third quarter of fiscal year 2024 from the same prior year period primarily due to increases in salaries, software expenses, occupancy cost, and the FDIC assessment.

In the first nine months of fiscal year 2024, net income was $6,477, or $2.09 per common share, compared to $7,980, or $2.60 per common share for the nine months ended March 31, 2023. The following are key highlights of our results of operations for the nine months ended March 31, 2024, compared to the prior fiscal year comparable period:

●

net interest income declined by $1,457, or 5.7%, to $23,944 in the first nine months of fiscal year 2024 from the same prior year period primarily as a result of the rapid increase in short-term market rates in 2022 and 2023 causing interest bearing liabilities to reprice faster than interest earning assets;

●

a $380 provision for credit losses on loans and a $102 provision for credit losses on unfunded commitments was recorded for the nine-month period ended March 31, 2024 compared with a $795 provision for loan losses for the same prior year period;

●

noninterest income increased by $156, or 4.5%, in the first nine months of fiscal year 2024 from the same prior year period primarily as a result of an increase in service charges on deposit accounts of $86, or 7.3%, an increase in debit card interchange income of $95, or 5.9%, which were partially offset by a $80 loss on the sale of available-for-sale securities so the proceeds could be reinvested at higher market rates; and

●

noninterest expenses increased by $774, or 4.2%, in the first nine months of fiscal year 2024 from the same prior year period primarily due to increases in salaries, occupancy costs, software expenses, and FDIC insurance assessments.

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations (continued)

(Dollars in thousands, except per share amounts)

The annualized return on average equity and return on average assets were 15.33% and 0.81%, respectively, for the nine months ended March 31, 2024 compared to 20.63% and 1.05%, respectively, for the same prior year period.

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

The Company’s net interest margin was 2.92% for the three months ended March 31, 2024, compared with 3.27% for the same period in 2023. FTE net interest income for the three months ended March 31, 2024, decreased by $501, or 6.1%, to $7,743 from $8,244 for the same prior year period.

The yield on average interest-earning assets increased to 4.64% for the three months ended March 31, 2024, compared with 4.18% for the same period last year. Tax-equivalent interest income increased by $1,787, or 17.0%, for the three months ended March 31, 2024, from the same prior year period because of a $34,114, or 3.5%, increase in average interest-earning assets as well as the affect of the increase in market interest rates on new and repricing earning assets. However, the yield on nontaxable securities is being negatively impacted since the interest expense attributable to carrying tax exempt securities is not deductible. Interest expense for the three months ended March 31, 2024 increased by $2,288 from the same prior year period primarily due to an increase in deposit and short-term borrowing costs as a result of higher market interest rates and increased competition for deposits. The Company’s cost of funds increased to 2.35% for the three months ended March 31, 2024 compared with 1.30% for the same prior year period.

The Company’s net interest margin was 3.01% for the nine months ended March 31, 2024, compared with 3.43% for the same period in 2023. FTE net interest income for the nine months ended March 31, 2024, decreased by $1,881, or 7.3%, to $23,747 from $25,628 for the same prior year period. The net interest margin is expected to continue to be impacted by the rapid increase in the cost of funds because of the competition for deposits and because of the inverted yield curve.

The yield on average interest-earning assets increased to 4.58% for the nine months ended March 31, 2024, compared with 3.99% for the same period last year. Tax-equivalent interest income increased by $6,284, or 21.1%, for the nine months ended March 31, 2024 from the same prior year period because of a $49,707, or 5.2%, increase in average interest-earning assets as well as the affect of the increase in market interest rates on new and repricing earning assets. However, the yield on nontaxable securities is being negatively impacted since the interest expense attributable to carrying tax exempt securities is not deductible. For the nine months ended March 31, 2023, the federal tax benefit was $227 compared with a federal tax reduction of $197 for the nine months ended March 31, 2024.

Interest expense for the nine months ended March 31, 2024 increased by $8,165 from the same prior year period primarily due to an increase in deposit and short-term borrowing costs as a result of higher market interest rates and increased competition for deposits. The Company’s cost of funds increased to 2.17% for the nine months ended March 31, 2024 compared with 0.82% for the same prior year period.

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations (continued)

(Dollars in thousands, except per share amounts)

Average Balance Sheets and Analysis of Net Interest Income for the Three Months Ended March 31, (In thousands, except percentages)
	2024			2023
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Taxable securities	$205,757	$1,620	2.75%	$208,735	$1,343	2.29%
Nontaxable securities (1)	69,972	253	1.33	84,009	579	2.57
Loans receivable (1)	733,569	10,287	5.58	680,944	8,477	5.05
Federal bank and other restricted stocks	2,580	45	6.94	2,617	34	5.27
Equity securities	386	8	8.25	374	8	8.67
Interest bearing deposits and federal funds sold	8,720	110	5.02	10,191	95	3.78
Total interest-earning assets	1,020,984	12,323	4.64%	986,870	10,536	4.18%

Noninterest-earning assets	58,303			46,153

Total Assets	$1,079,287			$1,033,023

Interest-bearing liabilities:
NOW	$140,886	$266	0.75%	$150,914	$300	0.81%
Savings	332,818	1,306	1.56	353,037	843	0.97
Time deposits	257,926	2,710	4.18	174,460	941	2.19
Short-term borrowings	29,066	205	2.81	22,971	120	2.12
FHLB advances	13,126	93	2.82	14,222	88	2.51
Total interest-bearing liabilities	773,822	4,580	2.35%	715,604	2,292	1.30%

Noninterest-bearing liabilities:
Noninterest-bearing checking accounts	225,924			256,324
Other liabilities	17,229			7,370
Total liabilities	1,016,975			979,298
Shareholders’ equity	62,312			53,725

Total liabilities and shareholders’ equity	$1,079,287			$1,033,023

Net interest income, interest rate spread (1)		$7,743	2.29%		$8,244	2.88%

Net interest margin (net interest as a percent of average interest-earning assets) (1)			2.92%			3.27%

Federal tax exemption on non-taxable securities and loans included in interest income		$(83)			$15

Average interest-earning assets to interest-bearing liabilities	131.94%			137.91%

(1) calculated on a fully taxable equivalent basis utilizing a statutory federal income tax rate of 21.0%

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations (continued)

(Dollars in thousands, except per share amounts)

Average Balance Sheets and Analysis of Net Interest Income for the Nine Months Ended March 31, (In thousands, except percentages)
	2024			2023
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Taxable securities	$205,770	$4,447	2.49%	$208,588	$3,892	2.20%
Nontaxable securities (1)	69,341	1,176	2.02	86,328	1,970	2.77
Loans receivable (1)	726,361	30,147	5.52	650,353	23,566	4.83
Federal bank and other restricted stocks	2,334	128	7.30	2,408	104	5.75
Equity securities	386	25	8.62	383	25	8.70
Interest bearing deposits and federal funds sold	6,240	209	4.46	12,665	291	3.06
Total interest-earning assets	1,010,432	36,132	4.58%	960,725	29,848	3.99%

Noninterest-earning assets	58,362			47,115

Total Assets	$1,068,794			$1,007,840

Interest-bearing liabilities:
NOW	$145,852	$956	0.87%	$156,844	$719	0.61%
Savings	335,094	3,717	1.48	358,642	1,557	0.58
Time deposits	240,619	6,971	3.86	140,868	1,532	1.45
Short-term borrowings	25,616	467	2.43	21,925	274	1.66
FHLB advances	13,164	274	2.77	10,448	138	1.76
Total interest-bearing liabilities	760,345	12,385	2.17%	688,727	4,220	0.82%

Noninterest-bearing liabilities:
Noninterest-bearing checking accounts	234,731			260,095
Other liabilities	17,497			7,484
Total liabilities	1,012,573			956,306
Shareholders’ equity	56,221			51,534

Total liabilities and shareholders’ equity	$1,068,794			$1,007,840

Net interest income, interest rate spread (1)		$23,747	2.41%		$25,628	3.17%

Net interest margin (net interest as a percent of average interest-earning assets) (1)			3.01%			3.43%

Federal tax exemption on non-taxable securities and loans included in interest income		$(197)			$227

Average interest-earning assets to interest-bearing liabilities	132.89%			139.49%

(1) calculated on a fully taxable equivalent basis utilizing a statutory federal income tax rate of 21.0%

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations (continued)

(Dollars in thousands, except per share amounts)

Provision for Credit Losses

On July 1, 2023, the Company adopted ASU 2016-13 CECL which caused an increase in the allowance for credit losses of $52 and the recording of a liability for expected credit losses on unfunded loans and other commitments of $308. The reserve for unfunded commitments is primarily related to 1 - 4 family home equity lines of credit and construction loans, land development loans, and commercial construction loans. The increase in the allowance and the recording of the liability resulted in a decrease in the retained earnings account on our Consolidated Balance Sheet equal to the after-tax impact, with the tax impact portion being recorded in deferred taxes on our Consolidated Balance Sheet in accordance with FASB guidance.

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

The specific component includes loans that do not share similar risk characteristics that are evaluated on an individual basis and are excluded from the pooling approach. As of March 31, 2024, individually evaluated loans totaled $14,754 and included the $13,729 third-party residential mortgage warehouse line-of-credit and $1,025 of nonaccrual loans. The warehouse line-of-credit is included in individually evaluated loans because of the unique structure of the loan given the short-term nature of the advances, curtailment features provided by the financial institution that the line-of-credit is issued to, as well as being secured by individual residential properties. As of June 30, 2023, under the incurred loan loss methodology, individually evaluated loans totaled $405 and included $351 of performing loans classified as troubled debt restructurings and $54 of nonaccrual loans. There was no allowance for credit losses allocated to the individually evaluated loans as of March 31, 2024 and June 30, 2023.

For the nine month period ended March 31, 2024, the provision for credit losses was $482 and included a $380 provision for credit losses on loans and a $102 provision for credit losses on unfunded commitments. This compared with a provision for loan losses of $795 for the same period last year. The allowance for credit losses as a percentage of loans was 1.07% at March 31, 2024 and 1.09% at June 30, 2023. Net charge-offs of $245, or an annualized 0.04% of total loans, were recorded during the nine-month period ended March 31, 2024 compared with net charge offs of $132, or an annualized 0.03% of total loans, for the same period last year.

During the quarter ended March 31, 2024, the key CECL model assumption inputs (i.e. – peer data, forecasted loss drivers, prepayment rates and curtailment rates) were updated. The calculated loss rates are based upon benchmark peer loss history adjusted for qualitative factors that, in management's judgment, affect the collectability of the portfolio as of the analysis date. The peer data in the most recently completed analysis was from March 31, 2004 through December 31, 2019. The exclusion of data subsequent to December 31, 2019 was intentional to avoid inclusion of COVID-19 pandemic data in the modeling.

During the three- and nine- month periods ended March 31, 2024, the ACL for the commercial real estate and land development segments decreased primarily because of a decline in the calculated loss rates for these segments and the 1-4 family and commercial & industrial segments increased primarily because of an increase in the calculated loss rates for these segments.

Non-performing loans were $1,091 as of March 31, 2024, compared with $104 as of June 30, 2023. As of March 31, 2024, non-performing loans includes $589 that is guaranteed by the Small Business Administration. Non-performing loans to total loans were 0.15%, or 0.07% excluding the guaranteed portion, at March 31, 2024 and 0.01% at June 30, 2023. Due to the recent rapid increase in market interest rates uncertainty remains regarding future levels of criticized and classified loans, non-performing loans and charge-offs. Management will continue to closely monitor changes in the loan portfolio and will work with borrowers as needed to mitigate losses to the Company.

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations (continued)

(Dollars in thousands, except per share amounts)

Noninterest Income

Noninterest income increased by $43, or 3.7%, for the third quarter of fiscal year 2024 from the same period last year. For the nine month period ended March 31, 2024, noninterest income increased by $156, or 4.5%, from the same period last year. The increase in noninterest income for the nine month period ended March 31, 2024 was primarily the result of an increase in service charges on deposit accounts of $86, or 7.3%, and an increase in debit card interchange income of $95, or 5.9%. These increases were partially offset by an $80 loss on the sale of available-for-sale securities recognized during the nine month period ended March 31, 2024 as lower yielding securities were sold in order to reinvest the proceeds into higher yielding loans.

Noninterest Expenses

Total noninterest expenses increased by $476, or 7.9%, for the third quarter of fiscal year 2024 and by $774, or 4.2%, for the nine month period end March 31, 2024 compared with the same periods last year. Salaries and employee benefits expenses increased by $244, or 2.3%, for the nine-month period ended March 31, 2024 compared to the same prior year period primarily due to merit and cost of living increases which were partially offset by a reduction in incentive expense accruals. FDIC assessments increased by $189, or 47.5%, for the nine-month period ended March 31, 2024 primarily because of an increase in the initial base deposit insurance assessment rate paid by all insured depository institutions. Debit card processing expenses increased by $94, or 11.4%, for the nine-month period ended March 31, 2024 compared to the same prior year period primarily due to an increase in customer card usage and an increase in the number of cards issued. These increases were partially offset by a decline of $65, or 17.2% in Ohio franchise tax expense for the nine-month period ended March 31, 2024 compared to the same prior year period due to the full year impact of the reduction in total shareholders’ equity because of the accumulated other comprehensive loss.

Income Taxes

Income tax expenses were $435 and $1,387 for the three- and nine- month periods ended March 31, 2024, respectively, compared to $565 and $1,646 for the three- and nine- month periods ended March 31, 2023. The effective tax rates were 17.6% and 17.1% for the nine-month periods ended March 31, 2024 and 2023, respectively. The effective tax rates differed from the federal statutory rate because of tax-exempt income from obligations of state and political subdivisions, loans, bank owned life insurance income, and the low-income housing tax credits.

Financial Condition

Total assets as of March 31, 2024 were $1,090,887 compared to $1,060,024 at June 30, 2023, an increase of $30,863, or an annualized 3.9%. From June 30, 2023 to March 31, 2024, total loans increased by $32,222, or an annualized 6.0%, and total deposits increased by $22,597, or an annualized 3.2%.

Available-for-sale securities decreased from $279,605 as of June 30, 2023, to $265,646 as of March 31, 2024. As of March 31, 2024, the portfolio had an unrealized loss of $35,813 as a result of the increase in market interest rates compared with the yields within the portfolio that were available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity or repricing dates or if market yields for such securities decline. The portfolio is primarily comprised of agency mortgage-backed securities, obligations of state and political subdivisions, other government agencies’ debt, corporate debt, and U.S. Treasury notes. The municipal bond portfolio consists of tax-exempt and taxable general obligations and revenue bonds to a broad range of counties, towns, school districts, and other essential service providers. As of March 31, 2024, 98.6 % of the municipal bonds held in the available-for-sale portfolio had an S&P or Moody’s investment grade rating, and 1.4% were non-rated issues. The other debt securities consist of subordinated notes issued by other bank holding companies. As of March 31, 2024, the projected cash flow from the portfolio over the next 12 months was approximately $39,375 which may be available to reinvest into loans or securities at the then current market rates.

Total loans increased by $32,222, or an annualized 6.0%, from June 30, 2023. The growth in loans was primarily within the commercial real estate and consumer loan portfolios. Consumer loan growth was primarily from indirect loans due to the expansion of consumer loan sales staff and an expanded dealer network.

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations (continued)

(Dollars in thousands, except per share amounts)

Asset Quality

The following table presents the aggregate amounts of non-performing assets and select ratios as of the dates indicated.

	March 31, 2024	June 30, 2023	March 31, 2023
Non-accrual loans	$1,025	$54	$45
Loans past due over 90 days and still accruing	66	50	153
Total non-performing loans	1,091	104	198
Other real estate and repossessed assets	175	124	—
Total non-performing assets	$1,266	$228	$198

Non-performing loans to total loans	0.15%	0.01%	0.03%

As of March 31, 2024, non-accrual loans include $589 that is guaranteed by the Small Business Administration. Excluding the guaranteed portion, non-performing loans were $502, or 0.07% of total loans as of March 31, 2024.

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

For the nine months ended March 31, 2024, net cash inflow from operating activities was $7,732, net cash outflows from investing activities was $15,691 and net cash inflows from financing activities was $23,053. A major source of cash was $22,597 from the increase in deposits, $16,452 from maturity, calls, and principal pay downs of available-for-sale securities and $8,092 proceeds from the sales of available-for-sale securities. A major use of cash was a $32,519 increase in loans. Total cash and cash equivalents were $26,849 as of March 31,2024, compared to $11,755 at June 30, 2023 and $25,207 at March 31, 2023.

The Bank offers several types of deposit products to a diverse base of business, public fund, and personal customers. We believe the rates offered by the Bank and the fees charged for them are competitive with the rates and fees charged by other banks for similar deposit products currently available in the market area. Deposits totaled $975,130 at March 31, 2024, an increase of $22,597, or an annualized 3.2%, compared with $952,533 at June 30, 2023. As of March 31, 2024, the estimated percentage of uninsured deposits, excluding collateralized public fund deposits, was 17.4%.

Jumbo time deposits (those with balances of $250 and over) totaled $64,559 as of March 31, 2024 and $46,822 as of June 30, 2023 and are from local customers and businesses. These deposits are monitored closely by the Company and are mainly priced on an individual basis. The Company has the option to use a fee-paid broker or CD listing service to obtain deposits from outside its normal service area as an additional source of funding. The Company, however, does not rely upon these types of deposits as a primary source of funding. There were no brokered deposits or CDs that were obtained from a listing service as of March 31, 2024 or June 30, 2023. Although management monitors interest rates on an ongoing basis, a quarterly rate sensitivity report is used to determine the effect of interest rate changes on the financial statements. In the opinion of management, enough assets or liabilities could be repriced over the near term (up to three years) to compensate for such changes. The spread on interest rates, or the difference between the average earning assets and the average interest-bearing liabilities, is monitored monthly.

To provide additional sources of liquidity, the Company has lines of credit with other financial institutions and entered into agreements with the FHLB of Cincinnati and the Federal Reserve discount window. At March 31, 2024, advances from the FHLB of Cincinnati totaled $8,122 compared with $8,776 at June 30, 2023. As of March 31, 2024, the Bank had the ability to borrow an additional $105,276 from the FHLB of Cincinnati based on a blanket pledge of qualifying first mortgage and multi-family loans. The Company considers the FHLB of Cincinnati to be a reliable source of liquidity funding, secondary to its deposit base. In addition, at March 31, 2024, the Company had approximately $94,595 in securities unencumbered by a pledge that could be used to support additional borrowings, as needed, through the Federal Reserve discount window.

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations (continued)

(Dollars in thousands, except per share amounts)

Borrowings with original maturities of one year or less are classified as short-term and were comprised of the following:

	March 31, 2024	June 30, 2023
Repurchase agreements	$18,465	$23,783
Line of credit with another financial institution	500	1,200
Federal funds purchased	—	1,384
Bank term funding program	10,000	—
Total short-term borrowings	$28,965	$26,367

Repurchase agreements are financing arrangements with local customers that mature daily. The Bank pledges securities as collateral for the repurchase agreements. The Federal Reserve’s Bank Term Funding Program (BTFP) was a facility established in 2023 in response to liquidity concerns within the banking industry and the program ceased making new loans on March 11, 2024. The BTFP was designed to provide additional funding to eligible depository institutions in order to help assure that banks had the ability to meet the needs of all their depositors. Under the program, eligible depository institutions could obtain loans of up to one year in length by pledging certain U.S. Treasuries, agency debt, mortgage-backed securities, and other qualifying assets as collateral. These assets were valued at par. A line of credit from another financial institution was established since the holding company does not conduct operations and its primary sources of liquidity are dividends upstreamed from the Bank and borrowings from outside sources. As of March 31, 2024, the available credit on the holding company’s line of credit was $4,500.

To meet the financial needs of our customers, we have issued commitments to originate mortgage, commercial, construction, and consumer loans and commitments for commercial, home equity, and consumer lines of credit. Since commitments to extend credit have a fixed expiration date or other termination clause, some commitments will expire without being drawn upon and the total commitment amounts do not necessarily represent future cash requirements. Financial standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The same credit policies are used in making commitments and financial standby letters of credit as are used for on-balance sheet instruments. Total unused commitments were $153,572 as of March 31, 2024, and $143,945 as of June 30, 2023.

Capital Resources

Total shareholders’ equity increased by $6,613 to $62,097 as of March 31, 2024, from $55,484 as of June 30, 2023 because of a reduction of $1,669 in the accumulated other comprehensive loss from the mark-to-market of available-for-sale securities and from net income of $6,477 for the first nine months of fiscal year 2024 which was partially offset by cash dividends paid of $1,684. As market interest rates rise, the fair value of fixed-rate available-for-sale securities decline with a corresponding net of tax decline recorded in the accumulated other comprehensive loss portion of equity. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such securities decline.

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

As of March 31, 2024, the Bank’s common equity tier 1 capital and tier 1 capital ratios were 11.13% and the leverage and total risk-based capital ratios were 7.97% and 12.15%, respectively. This compares with common equity tier 1 capital and tier 1 capital ratios of 11.05% and leverage and total risk-based capital ratios of 7.72% and 12.07%, respectively, as of June 30, 2023. The Bank exceeded minimum regulatory capital requirements to be considered well-capitalized for both periods. Management is not aware of any matters occurring subsequent to March 31, 2024 that would cause the Bank’s capital category to change.

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

CONSUMERS BANCORP, INC.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by the report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15e. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2024.

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

CONSUMERS BANCORP, INC. (Registrant)

Date: May 7, 2024	/s/ Ralph J. Lober Ralph J. Lober, II President & Chief Executive Officer (principal executive officer)

Date: May 7, 2024	/s/ Renee K. Wood Renee K. Wood Chief Financial Officer & Treasurer (principal financial officer)