Form 10-K
period 2024-06-30
CONSUMERS BANCORP INC /OH/
filed 2024-09-06
CIK 1006830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2024

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

Yes ☐    No ☒

Based on the closing sales price on December 31, 2023, the aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant was approximately $46,964,879.

The number of shares outstanding of the Registrant’s common stock, no par value, was 3,123,588 at September 6, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Certain specifically designated portions of Consumers Bancorp, Inc.’s definitive Proxy Statement, dated September 6, 2024, for its 2024 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1—Business

(Dollars in thousands, except per share data)

General

Consumers Bancorp, Inc. (Company) is a bank holding company as defined under the Bank Holding Company Act of 1956, as amended (BHCA), and is a registered bank holding company under that act and was incorporated under the laws of the State of Ohio in 1994. In February 1995, the Company acquired all the issued and outstanding capital stock of Consumers National Bank (Bank), a bank chartered under the laws of the United States of America. The Company’s activities have been limited primarily to holding the common stock of the Bank.

Consumers National Bank is a community-oriented financial institution that offers a wide range of commercial and consumer loan and deposit products, as well as mortgage, financial planning and investment services to individuals, farmers and small and medium sized businesses in our markets. Since 1965, the Bank’s main office has been serving Minerva, Ohio, and surrounding areas from its location at 614 East Lincoln Way, Minerva, Ohio. The Bank seeks to be the provider of choice for financial solutions to customers who value exceptional personalized service, local decision making, and modern banking technology. The Bank’s business involves attracting deposits from businesses and individual customers and using such deposits to originate commercial, mortgage and consumer loans in its market area, consisting primarily of Carroll, Columbiana, Jefferson, Mahoning, Stark, and Summit counties in Ohio. Its market includes these counties as well as the contiguous counties in northeast Ohio, western Pennsylvania, and northern West Virginia. As of June 30, 2024, the Bank had 21 full-service branch locations and one loan production office. The Bank also invests in securities consisting primarily of obligations of U.S. government-sponsored agencies, municipal obligations, and mortgage-backed securities issued by U.S. government sponsored entities.

Supervision and Regulation

The Company and the Bank are subject to regulation by the Securities and Exchange Commission (SEC), the Board of Governors of the Federal Reserve System (Federal Reserve Board), the Office of the Comptroller of the Currency (OCC) and other federal and state regulators.  The regulatory framework is intended primarily for the protection of depositors, federal deposit insurance funds and the banking system as a whole and not for the protection of shareholders and creditors. Earnings and dividends of the Company are affected by state and federal laws and regulations and by policies of various regulatory authorities. Changes in applicable law or in the policies of various regulatory authorities could affect materially the business and prospects of the Company and the Bank. The following describes selected federal and state statutory and regulatory provisions that have, or could have, a material impact on the Company. The following discussion of supervision and regulation is qualified in its entirety by reference to the statutory and regulatory provisions discussed.

Regulation of the Company

The Bank Holding Company Act: As a bank holding company, the Company is subject to regulation under the BHCA, and the examination and reporting requirements of the Federal Reserve Board. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve Board and is required to file periodic reports regarding its operations and any additional information that the Federal Reserve Board may require.

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

Privacy Provisions of Gramm-Leach-Bliley Act: The Gramm-Leach-Bliley Act of 1999 contains extensive provisions on a customer’s right to privacy of non-public personal information. Under these provisions, a financial institution must provide its customers with the institution’s policies and procedures regarding the handling of customers’ non-public personal information. Except in certain cases, an institution may not provide personal information to unaffiliated third parties unless the institution discloses that such information may be disclosed, and the customer is given the opportunity to opt out of such disclosure. The Company and the Bank are also subject to certain state laws that deal with the use and distribution of non-public personal information.

Sarbanes-Oxley Act: The Sarbanes-Oxley Act of 2002 contains important requirements for public companies in the areas of financial disclosure and corporate governance. In accordance with section 302(a) of the Sarbanes-Oxley Act, written certifications by the Company’s Chief Executive Officer and Chief Financial Officer are required. These certifications attest that the Company’s quarterly and annual reports filed with the SEC do not contain any untrue statement of a material fact or omit to state a material fact.

Regulation of the Bank

As a national bank, the Bank is subject to regulation, supervision, and examination by the OCC and by the Federal Deposit Insurance Corporation (FDIC). These examinations are designed primarily for the protection of the depositors of the Bank.

Dividend Restrictions: Dividends from the Bank are the primary source of funds for payment of dividends to the Company’s shareholders. There are statutory limits, however, on the amount of dividends the Bank can pay without regulatory approval. Under regulations promulgated by the OCC, the Bank may not declare a dividend in excess of its undivided profits. Additionally, the Bank may not declare a dividend if the total amount of all dividends, including the proposed dividend, declared by the Bank in any calendar year exceeds the total of its retained net income of that year to date, combined with its retained net income of the two preceding years, unless the dividend is approved by the OCC. The Bank may not declare or pay any dividend if, after making the dividend, the Bank would be “undercapitalized,” as defined in the federal regulations.

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

Current Expected Credit Loss Model: In December 2018, the OCC, the Federal Reserve Board, and the FDIC issued a final rule to address regulatory treatment of credit loss allowances under the current expected credit loss (CECL) model. The rule revised the federal banking agencies’ regulatory capital rules to identify which credit loss allowances under the CECL model are eligible for inclusion in regulatory capital and to provide banking organizations the option to phase in over three years the day one adverse effects on regulatory capital that may result from the adoption of the CECL model. The Bank adopted the CECL model on July 1, 2023 since it’s a smaller reporting company and elected to phase in the day-one effect of adopting CECL for regulatory capital purposes.

Risk-Based Capital Requirements: The Federal Reserve Board and the OCC employ similar risk-based capital guidelines in their examination and regulation of bank holding companies and national banks, respectively. The Company meets the definition of a Small Bank Holding Company and, therefore, was exempt from maintaining consolidated regulatory capital ratios. Instead, regulatory capital ratios only apply at the subsidiary bank level. The guidelines involve a process of assigning various risk weights to different classes of assets, then evaluating the sum of the risk-weighted balance sheet structure against the capital base. If capital falls below the minimum levels established by the guidelines, the bank holding company or bank may be denied approval to acquire or establish additional banks or non-bank businesses or to open new facilities. In addition, failure to satisfy capital guidelines could subject a banking institution to a variety of enforcement actions by federal bank regulatory authorities, including the termination of deposit insurance by the FDIC and a prohibition on the acceptance of “brokered deposits.”

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

The OCC and the FDIC may take various corrective actions against any undercapitalized bank and any bank that fails to submit an acceptable capital restoration plan or fails to implement a plan accepted by the OCC or the FDIC. These powers include, but are not limited to, requiring the institution to be recapitalized, prohibiting asset growth, restricting interest rates paid, requiring prior approval of capital distributions by any bank holding company that controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring new election of directors, and requiring the dismissal of directors and officers. The OCC’s final supervisory judgment concerning an institution’s capital adequacy could differ significantly from the conclusions that might be derived from the absolute level of an institution’s risk-based capital ratios. Therefore, institutions generally are expected to maintain risk-based capital ratios that exceed the minimum ratios. As of June 30, 2024, the Bank exceeded minimum regulatory capital requirements to be considered well-capitalized.

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

In February 2018, the SEC published interpretive guidance to assist public companies in preparing disclosures about cybersecurity risks and incidents. These SEC guidelines are in addition to notification and disclosure requirements under state and federal banking law and regulations. In addition, in July 2023, the SEC issued a final rule that requires disclosure of material cybersecurity incidents, as well as cybersecurity risk management, strategy and governance. Under this rule, banking organizations that are SEC registrants must disclose information about any material cybersecurity incident within four business days of determining such incident is material and provide periodic updates as to the status of the incident in subsequent filings as necessary.

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

Furthermore, once administrative rules are adopted by the Cybersecurity & Infrastructure Security Agency (CISA), the Cyber Incident Reporting for Critical Infrastructure Act enacted in March 2022, will require certain covered entities, including those in the financial services industry, to report a covered cyber incident to CISA within 72 hours once the covered entity reasonably believes an incident has occurred. Separate reporting to CISA will also be required within 24 hours if a ransom payment is made as a result of a ransomware attack.

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

Environmental Regulation: Compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material effect upon the capital expenditures, earnings or competitive position of the Company. In the opinion of management, the Company does not have exposure to material costs associated with compliance with environmental laws and regulations or material expenditures related to environmental hazardous waste mitigation or cleanup.

The Company believes its primary exposure to environmental risk is through the lending activities of the Bank. In cases where management believes environmental risk potentially exists, we mitigate our environmental risk exposure by requiring environmental site assessments at the time of loan origination to confirm collateral quality as to commercial real estate parcels posing higher than normal potential for environmental impact, as determined by reference to present and past uses of the subject property and adjacent sites. In addition, environmental assessments are typically required prior to any foreclosure activity involving non-residential real estate collateral.

Government Monetary Policy: The earnings of the Company are affected by general and local economic conditions and by the policies of various governmental regulatory authorities. In particular, the Federal Reserve Board regulates money and credit conditions and interest rates to influence general economic conditions, primarily through open market acquisitions or dispositions of United States Government securities, varying the discount rate on member bank borrowings and setting reserve requirements against member and nonmember bank deposits. Federal Reserve Board monetary policies have had a significant effect on the interest income and interest expense of commercial banks, including the Bank, and are expected to continue to do so in the future.

Executive and Incentive Compensation: Under the Dodd-Frank Act and rules adopted by the SEC in October 2022, public companies listed on the New York Stock Exchange or Nasdaq Stock Market are now required to adopt and implement “clawback” policies for incentive compensation payments and to disclose the details of the procedures for recovery of incentive compensation that was paid on the basis of erroneous financial information necessitating an accounting restatement due to material noncompliance with financial reporting requirements. Such clawback policies are intended to apply to compensation paid within the three completed fiscal years immediately preceding the date the issuer is required to prepare a restatement and would cover all executives (including former executives) who received incentive awards. The Company is not listed on the New York Stock Exchange or Nasdaq Stock Market and, therefore, not required to adopt a clawback policy. However, the Company implemented a clawback policy on December 13, 2018, which was further revised and adopted by the Compensation Committee of the Company’s Board of Directors effective March 12, 2024.

Employees

As of June 30, 2024, the Bank employed 169 full-time and 22 part-time employees. None of the employees are represented by a collective bargaining group. Management considers its relations with employees to be good.

Available Information

The Company files annual, quarterly, and current reports, proxy statements, and other information with the SEC. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We file electronically with the SEC.

The Company’s reports on Forms 10-K, 10-Q and 8-K, and amendments to those reports, are available, free of charge, on our website (www.consumers.bank) as soon as reasonably practicable after such reports are filed with or furnished to the SEC. The Company’s Code of Ethics Policy, which is applicable to all directors, officers and employees of the Company, and its Code of Ethics for Principal Financial Officers, which is applicable to the principal executive officer and the principal financial officer, are each available on the Investor Relations section under Corporate Governance of the Company’s website. The Company intends to post amendments to or waivers from either of its Code of Ethics Policies on its website. A printed copy of any of these documents will be provided to any requesting shareholder.

Item 1A—Risk Factors

Not applicable for Smaller Reporting Companies.

Item 1B—Unresolved Staff Comments

None.

Item 1C—Cybersecurity

Risk Management and Strategy

Our cybersecurity risk management program is designed to identify, assess, and mitigate risks across various aspects of our company, including financial, operational, regulatory, reputational, and legal. Cybersecurity is a critical component of this program, given the increasing reliance on technology and the potential cyber threats. Our Chief Information Officer and Information Technology Security Officer are primarily responsible for the cybersecurity component and are key members of the risk management organization.

Our objective for managing cybersecurity risk is to avoid or minimize the impacts of external threat events or other efforts to penetrate, disrupt or misuse our systems or information. The structure of our information security program is designed around the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework, regulatory guidance, and other industry standards. In addition, we leverage certain industry and government associations, third-party benchmarking, audits, and threat intelligence feeds to facilitate and promote program effectiveness. The information security program is periodically reviewed by personnel with the goal of addressing changing threats and conditions.

We employ an in-depth, layered, defensive strategy when deploying new products, services, and technology. We leverage people, processes, and technology as part of our efforts to manage and maintain cybersecurity controls. We also employ a variety of preventative and detective tools designed to monitor, block, and provide alerts regarding suspicious activity, as well as to report on suspected advanced persistent threats. We have established processes and systems designed to mitigate cyber risk, including regular and on-going education and training for employees, preparedness simulations and tabletop exercises, and recovery and resilience tests. We engage in regular assessments of our infrastructure, software systems, and network architecture. We also maintain a third-party risk management program designed to identify, assess, and manage risks, including cybersecurity risks, associated with external service providers. We also actively monitor our email gateways for malicious phishing email campaigns and monitor remote connections as a portion of our workforce has the option to work remotely. We leverage internal and external auditors and independent external partners to periodically review our processes, systems, and controls, including with respect to our information security program, to assess their design and operating effectiveness and make recommendations to strengthen our risk management program.

We maintain an Incident Response Plan that provides a documented framework for responding to actual or potential cybersecurity incidents, including timely notification of and escalation to the Risk & Technology Committee of our board of directors. The Incident Response Plan is coordinated through the Information Technology Security Officer and is evaluated at least annually.

Notwithstanding our defensive measures and processes, the threat posed by cyber-attacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. Our internal systems, processes, and controls are designed to mitigate loss from cyber-attacks and, while to date, we have not detected a significant compromise, significant data loss or any material financial losses related to cybersecurity attacks, our systems and those of its customers and third-party service providers are under constant threat and it is possible that we could experience a significant event in the future. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as the expanding use of internet banking, mobile banking and other technology-based products and services by the Company and its customers.

Governance

Our Information Security Program consists of policies, procedures, risk assessments, monitoring, reporting and training to ensure the security, availability, and confidentiality of systems and customer information. The Information Security Program is led by our Information Technology Security Officer and is subject to oversight by the Risk & Technology Committee.

The Risk & Technology Committee of our board of directors is responsible for overseeing our information security and technology programs, including management’s actions to identify, assess, mitigate, and remediate or prevent material cybersecurity issues and risks. Our Information Technology Security Officer and our Chief Information Officer provide quarterly reports to the Risk & Technology Committee of our board of directors regarding the information security and technology programs, key enterprise cybersecurity initiatives, and other matters relating to cybersecurity processes. The Risk & Technology Committee of our board of directors reviews and approves our Information Security Program and strategies annually. Additionally, the Information Technology Security Officer provides a cybersecurity report to the full board of directors at each board meeting.

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

Item 3—Legal Proceedings

The Company is not a party to any pending material legal or administrative proceedings, other than ordinary routine litigation incidental to the business of the Company. Further, there are no material legal proceedings in which any director, executive officer, principal shareholder or affiliate of the Company is a party or has a material interest therein that is adverse to the Company. No routine litigation in which the Company is involved is expected to have a material adverse impact on the financial position or results of operations of the Company.

Item 4—Mine Safety Disclosures

None.

PART II

Item 5—Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The Company had 3,123,588 common shares outstanding on June 30, 2024, with 690 shareholders of record and an estimated 870 additional beneficial holders whose stock was held in nominee name. Attention is directed to Item 12 in this Form 10-K for information regarding the Company’s equity incentive plans, which information is incorporated herein by reference.

The common shares of Consumers Bancorp, Inc. are quoted on the OTCQX® Best Market under the symbol CBKM. The following quoted market prices reflect inter-dealer prices, without adjustments for retail markups, markdowns, or commissions and may not represent actual transactions. The market prices represent highs and lows reported during the applicable quarterly period.

Quarter Ended	September 30, 2023	December 31, 2023	March 31, 2024	June 30, 2024
High	$18.55	$17.50	$17.71	$17.70
Low	16.50	15.05	16.00	15.75
Cash dividends paid per share	0.18	0.18	0.18	0.18

Quarter Ended	September 30, 2022	December 31, 2022	March 31, 2023	June 30, 2023
High	$21.00	$21.00	$20.45	$18.50
Low	18.20	17.90	17.21	15.83
Cash dividends paid per share	0.17	0.17	0.17	0.17

Management does not have knowledge of the prices paid in all transactions and has not verified the accuracy of those prices that have been reported. Because of the lack of an established market for the Company’s common shares, these prices may not reflect the prices at which the common shares would trade in an active market.

The Company’s management is currently committed to continuing to pay regular cash dividends; however, there can be no assurance as to future dividends because they are dependent on the Company’s future earnings, capital requirements and financial condition. The Company’s principal source of funds for dividend payment is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. See Note 1 and Note 12 to the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations for dividend restrictions.

There were no repurchases of the Company’s securities during fiscal year 2024.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share data)

General

The following is management’s analysis of the Company’s financial condition and results of operations as of and for the years ended June 30, 2024 and 2023. This discussion is designed to provide a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

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

●	rapid fluctuations in market interest rates could result in changes in fair market valuations and a decline in net interest income;
●	changes in the level of non-performing assets and charge-offs;
●	unanticipated changes in our liquidity position, including, but not limited to, changes in the cost of liquidity and our ability to find alternative funding sources;
●	competitive pressures on product pricing and services;
●	the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities, and insurance) with which we must comply;
●	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;
●	breaches of security or failures of our technology systems due to technological or other factors and cybersecurity threats;
●	changes in consumer spending, borrowing and savings habits;
●	declining asset values impacting the underlying value of collateral;
●	changes in accounting policies, rules and interpretations;
●	our ability to attract and retain qualified employees; and
●	changes in the reliability of our vendors, internal control systems or information systems.

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

Overview

Consumers Bancorp, Inc., a bank holding company incorporated under the laws of the State of Ohio, owns all the issued and outstanding capital stock of Consumers National Bank, a bank chartered under the laws of the United States of America. The Company’s activities have been limited primarily to holding the common stock of the Bank. The Bank’s business involves attracting deposits from businesses and individual customers and using such deposits to originate commercial, mortgage and consumer loans in its market area, consisting primarily of Carroll, Columbiana, Jefferson, Mahoning, Stark, and Summit counties in Ohio. Its market includes these counties as well as the contiguous counties in northeast Ohio, western Pennsylvania, and northern West Virginia. The Bank also invests in securities consisting primarily of U.S. government-sponsored agencies, municipal obligations, agency issued mortgage-backed and collateralized mortgage obligations.

Net Income. Net income was $8,580 for fiscal year 2024 compared with $10,674 for fiscal year 2023. The following key factors summarize our results of operations for the year ended June 30, 2024 compared with the same prior year period:

●

net interest income decreased by $1,723, or 5.1%, in fiscal year 2024, primarily as a result of the rapid increase in short-term market rates in 2022 and 2023 causing interest bearing liabilities to reprice faster than interest earning assets;

●

a $556 provision for credit losses on loans and a $63 provision for credit losses on unfunded commitments was recorded during fiscal year 2024 compared with $855 provision for loan losses during fiscal year 2023;

●

noninterest income increased by $149, or 3.1%, in fiscal year 2024 from the same prior year period primarily as a result of an increase in debit card interchange income of $131, or 6.0%, an increase in service charges on deposit accounts of $86, or 5.4%, which were partially offset by a $80 loss on the sale of available-for-sale securities so the proceeds could be reinvested at higher market rates; and

●	total other expenses increased by $1,159, or 4.7%, in fiscal year 2024 due to increases in salaries, software expenses, FDIC insurance assessments, and debit card processing expenses.

Return on average equity and return on average assets were 14.95% and 0.80%, respectively, for fiscal year 2024 compared with 20.27% and 1.05%, respectively, for the same period last year.

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

Net interest margin is calculated by dividing net interest income on a fully tax equivalent basis (FTE) by total interest-earning assets. FTE income includes tax-exempt income, restated to a pre-tax equivalent, based on the statutory federal income tax rate of 21.0%. All average balances are daily average balances. Non-accruing loans are included in average loan balances and average securities include unrealized gains and losses on securities available for sale, while yields are based on average amortized cost. In fiscal year 2024, the taxable equivalent adjustment to net interest income was negative since the interest expense attributable to carrying tax exempt securities is not deductible.

Net Interest Income Year ended June 30,	2024	2023
Net interest income	$31,992	$33,715
Taxable equivalent adjustment to net interest income	(293)	204
Net interest income, fully taxable equivalent	$31,699	$33,919
Net interest margin	3.03%	3.35%
Taxable equivalent adjustment	(0.03)	0.02
Net interest margin, fully taxable equivalent	3.00%	3.37%

FTE net interest income for fiscal year 2024 was $31,699, a decrease of $2,220 or 6.5%, from $33,919 in fiscal year 2023. The Company’s tax equivalent net interest margin was 3.00% for fiscal year 2024 and 3.37% for fiscal year 2023. FTE interest income for fiscal year 2024 was $48,925, an increase of $7,782, or 18.9%, from fiscal year 2023, primarily because of a 55-basis point increase in the yield on interest earning assets and a $44,481, or 4.6%, increase in average interest-earning assets from fiscal year 2023. The Company’s yield on average interest-earning assets was 4.64% for the 2024 fiscal year compared with 4.09% for the same period last year. The growth in average interest-earning assets was primarily a result of a $70,533, or 10.7%, increase in average loans.

Interest expense for fiscal year 2024 was $17,226, an increase of $10,002 from fiscal year 2023 primarily because of an increase in deposit and short-term borrowing costs as a result of higher market interest rates and increased competition for deposits. The Company’s average cost of funds was 2.25% for fiscal year 2024 compared with 1.03% for the same prior year period.

Average Balance Sheet and Net Interest Margin

	2024			2023
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest earning assets:
Taxable securities	$204,707	$5,985	2.53%	$209,906	$5,338	2.24%
Nontaxable securities (1)	68,973	1,524	1.98	84,023	2,459	2.67
Loan receivables (1)	732,696	40,899	5.58	662,163	32,757	4.95
Federal bank and other restricted stocks	2,289	184	8.04	2,360	149	6.31
Equity securities	386	33	8.55	384	33	8.59
Interest bearing deposits and federal funds sold	6,384	300	4.70	12,118	407	3.36
Total interest earning assets	1,015,435	48,925	4.64%	970,954	41,143	4.09%
Noninterest earning assets	58,630			48,917
Total assets	$1,074,065			$1,019,871
Interest bearing liabilities:
Interest bearing demand	$145,862	$1,260	0.86%	$157,508	$1,128	0.72%
Savings	336,417	5,184	1.54	352,897	2,513	0.71
Time deposits	244,803	9,768	3.99	156,357	3,019	1.93
Short-term borrowings	27,041	702	2.60	22,603	397	1.76
FHLB advances	12,227	312	2.55	10,019	167	1.67
Total interest-bearing liabilities	766,350	17,226	2.25%	699,384	7,224	1.03%
Noninterest-bearing liabilities	250,306			267,837
Total liabilities	1,016,656			967,221
Shareholders’ equity	57,409			52,650
Total liabilities and shareholders’ equity	$1,074,065			$1,019,871
Net interest income, interest rate spread (1)		$31,699	2.39%		$33,919	3.06%
Net interest margin (net interest as a percent of average interest earning assets) (1)			3.00%			3.37%
Federal tax exemption on non-taxable securities and loans included in interest income		$(293)			$204
Average interest earning assets to interest bearing liabilities			132.50%			138.83%

(1)	Calculated on a fully taxable equivalent basis utilizing a statutory federal income tax rate of 21.0%.

The following table presents the changes in the Company’s interest income and interest expense resulting from changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities. Changes attributable to both rate and volume that cannot be segregated have been allocated in proportion to the changes due to rate and volume.

INTEREST RATES AND INTEREST DIFFERENTIAL

	2024 Compared to 2023 Increase / (Decrease)			2023 Compared to 2022 Increase / (Decrease)
	Total Change	Change due to Volume	Change due to Rate	Total Change	Change due to Volume	Change due to Rate
	(In thousands)
Interest earning assets:
Taxable securities	$647	$(24)	$671	$1,766	$975	$791
Nontaxable securities (1)	(935)	(367)	(568)	(121)	177	(298)
Loan receivables (2)	8,142	3,692	4,450	4,541	3,188	1,353
Federal bank and other restricted stocks	35	(5)	40	67	(4)	71
Interest bearing deposits and federal funds sold	(107)	(234)	127	217	(238)	455
Equity securities	—	—	—	—	(3)	3
Total interest and dividend income	7,782	3,062	4,720	6,470	4,095	2,375
Interest bearing liabilities:
Interest bearing demand	132	(88)	220	962	12	950
Savings deposits	2,671	(123)	2,794	2,125	4	2,121
Time deposits	6,749	2,339	4,410	2,451	290	2,161
Short-term borrowings	305	89	216	350	57	293
FHLB advances	145	43	102	(78)	(77)	(1)
Total interest expense	10,002	2,260	7,742	5,810	286	5,524
Net interest income	$(2,220)	$802	$(3,022)	$660	$3,809	$(3,149)

(1)	Nontaxable income is adjusted to a fully tax equivalent basis utilizing a statutory federal income tax rate of 21.0%.
(2)	Non-accrual loan balances are included for purposes of computing the rate and volume effects although interest on these balances has been excluded.

Provision for Credit Losses. The provision for credit losses on loans represents the charge to income necessary to adjust the allowance for credit losses on loans to a level considered appropriate by management to absorb estimated losses over the expected life of loans. The provision for credit losses on unfunded commitments represents the charge to income necessary to adjust the allowance for credit losses on off-balance sheet credit exposures for the expected credit losses over the contractual period for which the Company is exposed to credit risk resulting from a contractual obligation to extend credit.

A provision for credit losses on loans of $556 was recorded in fiscal year 2024 compared with a $855 provision for loan losses in fiscal year 2023. The provision for credit losses on loans recorded in fiscal year 2024 was primarily due to the organic growth within the loan portfolio. For fiscal year 2024, net charge offs of $402, or 0.05% of total loans, were recorded compared with $291, or 0.04% of total loans, for the same period last year. The allowance for credit losses as a percentage of loans was 1.04% at June 30, 2024 and 1.09% at June 30, 2023. The decline in the allowance for credit losses as a percentage of total loans was due to the improvement in economic conditions, as the economy has remained resilient following the pandemic and through the rapid rise in short-term interest rates, as well as, substandard and non-accrual loans being at low levels.

Non-performing loans were $858, or 0.11% of total loans, as of June 30, 2024. This compared with $104, or 0.01% of total loans, as of June 30, 2023. Non-performing loans have been considered in management’s analysis of the appropriateness of the allowance for credit losses. Management and the Board of Directors closely monitor these loans and believe the prospect for recovery of principal, less identified specific reserves, are favorable.

Other Income. Total other income increased by $149, or 3.1%, to $4,896 for fiscal year 2024. Service charges on deposit accounts increased by $86, or 5.4%, in fiscal year 2024 primarily as a result of increases in personal and business service charges on demand deposit accounts. Debit card interchange income increased by $131, or 6.0% in fiscal year 2024 because of increased debit card usage and an increase in the number of cards issued. These increases were partially offset by an $80 loss on the sale of securities as lower yielding securities were sold to reinvest at higher market rates.

Other Expenses. Total other expenses were $25,844 for the year ended June 30, 2024; an increase of $1,159, or 4.7%, from $24,685 for the year ended June 30, 2023.

Salaries and employee benefit expenses increased by $396, or 2.8%, during fiscal year 2024 primarily due to merit and cost of living increases that were partially offset by lower incentive expenses.

Debit card processing expenses increased by $110, or 9.8%, in fiscal year 2024 compared to the same prior year period primarily due to an increase in customer card usage and an increase in the number of cards issued. FDIC assessments increased by $193, or 31.7%, in fiscal year 2024 primarily because of an increase in the initial base deposit insurance assessment rate paid by all insured depository institutions. Financial institutions tax expenses decreased by $45, or 9.4%, in fiscal year 2024 since this is a capital-based tax and total capital was lower as of the measurement date in fiscal year 2024 because of the accumulated other comprehensive loss. Other expenses increased by $268, or 13.0%, primarily because of increased check and debit card fraud losses. Management has implemented new software fraud monitoring tools that it believes will help to mitigate these losses in the future.

Income Tax Expense. Income tax expense totaled $1,845 and $2,248 and the effective tax rates were 17.7% and 17.4% for the fiscal years ended June 30, 2024 and 2023, respectively. Income tax expense was calculated utilizing a statutory federal income tax rate of 21.0% in fiscal years 2024 and 2023. The effective tax rate differs from the federal statutory rate as a result of tax-exempt income from obligations of states and political subdivisions, loans, bank owned life insurance earnings, and the low-income housing tax credits.

Financial Condition

Total assets as of June 30, 2024 were $1,097,089 compared with $1,060,024 at June 30, 2023, an increase of $37,065, or 3.5%. The growth in total assets is mainly attributable to an increase of $48,752, or 6.9%, in total loans and was primarily funded by a $20,447, or 2.1%, increase in total deposits.

Securities. Total securities were $270,856 at June 30, 2024, of which $264,802 were classified as available-for-sale and $6,054 were classified as held-to-maturity. The securities portfolio is mainly comprised of mortgage-backed securities and collateralized mortgage obligations issued by U.S. government sponsored entities and obligations of state and political subdivisions. The following tables summarize the amortized cost and fair value of available-for-sale securities at June 30, 2024 and 2023 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss:

June 30, 2024 Available-for-sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligation of U.S Treasury	$6,471	$—	$(219)	$6,252
Obligations of U.S. government-sponsored entities and agencies	28,019	4	(3,356)	24,667
Obligations of state and political subdivisions	85,917	46	(8,233)	77,730
U.S. Government-sponsored mortgage-backed securities - residential	94,303	—	(14,936)	79,367
U.S. Government-sponsored mortgage-backed securities – commercial	8,584	—	(1,752)	6,832
U.S. Government-sponsored collateralized mortgage obligations – residential	60,333	92	(5,757)	54,668
Other debt securities	17,039	—	(1,753)	15,286
Total available-for-sale securities	$300,666	$142	$(36,006)	$264,802

June 30, 2023 Available-for-sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligation of U.S. Treasury	$8,941	$—	$(533)	$8,408
Obligations of U.S. government-sponsored entities and agencies	29,430	7	(3,745)	25,692
Obligations of state and political subdivisions	92,891	63	(8,982)	83,972
U.S. government-sponsored mortgage-backed securities - residential	104,689	12	(15,066)	89,635
U.S. government-sponsored mortgage-backed securities - commercial	8,604	—	(1,809)	6,795
U.S. government-sponsored collateralized mortgage obligations – residential	55,800	8	(5,738)	50,070
Other debt securities	17,175	—	(2,142)	15,033
Total available-for-sale securities	$317,530	$90	$(38,015)	$279,605

The following tables summarize the amortized cost and fair value of held-to-maturity securities at June 30, 2024 and 2023 and the corresponding gross unrecognized gains and losses:

June 30, 2024 Held-to-maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Obligations of state and political subdivisions	$6,054	$—	$(524)	$5,530

June 30, 2023 Held-to-maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Obligations of state and political subdivisions	$6,970	$—	$(676)	$6,294

The following tables summarize the amounts and distribution of the Company’s securities held and the weighted average yields as of June 30, 2024:

Available-for-sale	Amortized Cost	Fair Value	Average Yield
Obligations of U.S. Treasury
Over 3 months through 1 year	$3,499	$3,453	0.77%
Over 1 year through 5 years	2,972	2,799	1.09
Total obligations of U.S. Treasury	6,471	6,252	0.92
Obligations of government-sponsored entities:
Over 3 months through 1 year	2,000	1,969	2.70
Over 1 year through 5 years	6,829	6,254	2.18
Over 5 years through 10 years	17,837	15,300	2.26
Over 10 years	1,353	1,144	2.42
Total obligations of government-sponsored entities	28,019	24,667	2.47
Obligations of state and political subdivisions:
3 months or less	2,562	2,553	2.52
Over 3 months through 1 year	2,823	2,794	2.69
Over 1 year through 5 years	14,006	13,394	3.01
Over 5 years through 10 years	16,589	15,576	3.08
Over 10 years	49,937	43,413	2.55
Total obligations of state and political subdivisions	85,917	77,730	2.67
Mortgage-backed securities - residential:
3 months or less	7	7	2.47
Over 3 months through 1 year	150	145	2.04
Over 1 year through 5 years	15,318	14,097	2.63
Over 5 years through 10 years	68,541	57,143	1.97
Over 10 years	10,287	7,975	1.87
Total mortgage-backed securities - residential	94,303	79,367	2.07

	Amortized Cost	Fair Value	Average Yield
Collateralized mortgage obligations:
Mortgage-backed securities – commercial:
Over 1 year through 5 years	$1,316	$1,081	1.68%
Over 5 years through 10 years	2,896	2,387	1.91
Over 10 years	4,372	3,364	2.13
Total mortgage-backed securities - commercial	8,584	6,832	1.99

Collateralized mortgage obligations:
Over 3 months through 1 year	3,276	3,268	5.33
Over 1 year through 5 years	24,555	23,799	4.67
Over 5 years through 10 years	28,889	24,883	2.83
Over 10 years	3,613	2,718	1.60
Total collateralized mortgage obligations	60,333	54,668	3.64
Other debt securities
Over 1 year through 5 years	4,000	3,626	8.08%
Over 5 years through ten years	13,039	11,660	3.80
Total other debt securities	17,039	15,286	4.80
Total available-for-sale securities	$300,666	$264,802	2.72%

Held-to-maturity
Obligations of state and political subdivisions:
Over 1 year through 5 years	$43	$42	2.82%
Over 5 years through 10 years	2,303	2,229	2.05
Over 10 years	3,708	3,259	2.95
Total held-to-maturity securities	$6,054	$5,530	2.38%

The weighted average interest rates are based on coupon rates for securities purchased at par value and on effective yields considering amortization or accretion if the securities were purchased at a premium or discount. The weighted average yield on tax-exempt obligations has been calculated on a tax equivalent basis. Average yields are based on amortized cost balances.

Loans. Loan receivables increased by $48,752, or 6.9%, to $759,114 at June 30, 2024 compared to $710,362 at June 30, 2023. Commercial & industrial loans increased by $15,184, or 13.5%, primarily because of a third-party residential mortgage warehouse line-of-credit that had a balance of $26,159 as of June 30, 2024 and a balance of $10,000 as of June 30, 2023. Consumer loans increased by $7,265, or 11.1%, primarily as a result of the expansion of indirect auto lending. Major classifications of loans, net of deferred loan fees and costs, were as follows as of June 30:

	2024	2023
Commercial & Industrial	$127,811	$112,627
Commercial real estate:
Owner occupied	163,543	150,754
Non-owner occupied	146,529	139,720
Farmland	38,799	40,505
Land Development	12,615	10,979
1-4 Family residential real estate	197,143	190,368
Consumer loans	72,674	65,409
Total loans	$759,114	$710,362

The following table shows the major classifications of loans, net of deferred fees and costs, which are based on the contractual terms for repayment of principal, that are due in the periods indicated as of June 30, 2024:

	Maturing
		After one year	After five years
	Within	but within	But within	After
	one year	five years	Fifteen years	Fifteen years	Total
Commercial & Industrial	$46,194	$39,660	$41,457	$500	$127,811
Commercial real estate:
Owner occupied	190	11,080	72,028	80,245	163,543
Non-owner occupied	7	18,853	58,337	69,332	146,529
Farmland	29	1,064	8,786	28,920	38,799
Land Development	3,093	5,836	1,270	2,416	12,615
1-4 Family residential real estate	2,830	10,767	47,268	136,278	197,143
Consumer loans	1,001	42,267	29,230	176	72,674
Total loans	$53,344	$129,527	$258,376	$317,867	$759,114

The following is a schedule of fixed and variable rate loans due after one year (variable rate loans are those loans with floating or adjustable interest rates) as of June 30, 2024:

Total due after one year:	Fixed Interest Rates	Variable Interest Rates	Total
Commercial & Industrial	$76,361	$5,256	$81,617
Commercial real estate:
Owner occupied	65,340	98,013	163,353
Non-owner occupied	53,172	93,350	146,522
Farmland	34,893	3,877	38,770
Land Development	4,002	5,520	9,522
1-4 Family residential real estate	145,881	48,432	194,313
Consumer loans	71,673	—	71,673
Total loans	$451,322	$254,448	$705,770

Allowance for Credit Losses on Loans. On July 1, 2023, the Company adopted Accounting Standards Update (ASU) 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which caused an increase in the allowance for credit losses of $52 and the recording of a liability for expected credit losses on unfunded loans and other commitments of $308. The reserve for unfunded commitments is primarily related to 1 - 4 family home equity lines of credit and construction loans, land development loans, and commercial construction loans. The increase in the allowance and the recording of the liability resulted in a decrease in the retained earnings account on our Consolidated Balance Sheet equal to the after-tax impact, with the tax impact portion being recorded in deferred taxes on our Consolidated Balance Sheet in accordance with FASB guidance.

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

The specific component includes loans that do not share similar risk characteristics that are evaluated on an individual basis and are excluded from the pooling approach. As of June 30, 2024, individually evaluated loans totaled $26,933 and included the $26,159 third-party residential mortgage warehouse line-of-credit and $774 of nonaccrual loans. The warehouse line-of-credit is included in individually evaluated loans because of the unique structure of the loan given the short-term nature of the advances, curtailment features provided by the financial institution that the line-of-credit is issued to, as well as being secured by individual residential properties. As of June 30, 2023, under the incurred loan loss methodology, individually evaluated loans totaled $405 and included $351 of performing loans classified as troubled debt restructurings and $54 of nonaccrual loans. As of June 30, 2024, there was a specific reserve of $67 allocated to the individually evaluated loans and there was no specific allocation as of June 30, 2023.

Failure to receive principal and interest payments when due on any loan results in efforts to restore such loan to a current status. Loans are classified as non-accrual when, in the opinion of management, full collection of principal and accrued interest is not expected. The loans must be brought and kept current for six sustained payments before being considered for removal from non-accrual status. The Company adopted ASU 2022-02, Financial Instruments- Credit Losses (Topic 326): Troubled Debt Restructuring and Vintage Disclosures, during fiscal year 2024. This amendment eliminated the troubled debt restructuring recognition and measurement guidance and, instead, requires that an entity evaluate (consistent with the accounting for other loan modifications) whether the modification represents a new loan or a continuation of an existing loan. There were no reportable loan modifications during the fiscal year ended June 30, 2024. Under the previous incurred loan loss methodology, as of June 30, 2023, impaired loans totaled $405, of which $54 are included in non-accrual loans. Continued unsuccessful collection efforts generally lead to initiation of foreclosure or other legal proceedings.

The following table summarizes non-accrual loans, non-performing assets, and associated ratios for the years ended June 30:

	2024		2023
Non-accrual loans	$774		$54
Accruing loans past due 90 days or more	84		50
Total non-performing loans	$858		$104
Other real estate and repossessed assets owned	—		124
Total non-performing assets	$858		$228

Non-accrual to total loans	0.10%		0.01%
Allowance for credit losses to non-accrual loans	10.24	x	143.03	x
Allowance for credit losses to total loans	1.04%		1.09%

The non-performing loans are either in the process of foreclosure or efforts are being made to work with the borrower to bring the loan current. Properties and vehicles acquired by the Company as a result of foreclosure or repossession, or by deed in lieu of foreclosure, are classified as “other real estate and repossessed assets owned” until they are sold or otherwise disposed of.

The following table summarizes the Company’s net (charge-offs) recoveries by loan category and the ratio of net (charge-offs) recoveries to average loans for the years ended June 30:

	2024		2023
	Net (Charge-offs) Recoveries	% to Average Loans	Net (Charge-offs) Recoveries	% to Average Loans
Commercial & Industrial	$(6)	—	—	—
Commercial real estate	—	—	1	—
1-4 Family residential real estate	4	—	(2)	—
Consumer loans	(400)	(0.05)%	(290)	(0.04)%
Total net charge-offs	$(402)	(0.05)%	$(291)	(0.04)%

The following schedule is a breakdown of the allowance for credit losses allocated by type of loan and related ratios:

	Allocation of the Allowance for Credit Losses		Allocation of the Allowance for Loan Losses
	Allowance Amount	% of Loan Type to Total Loans	Allowance Amount	% of Loan Type to Total Loans
	June 30, 2024		June 30, 2023
Commercial & Industrial	$1,144	16.8%	$1,308	15.9%
Commercial real estate loans	3,650	40.8	3,943	48.1
Farmland	89	5.1	—	—
Land Development	174	1.7	—	—
1-4 Family residential real estate	2,018	26.0	1,571	26.8
Consumer loans	855	9.6	902	9.2
Total	$7,930	100.0%	$7,724	100.0%

While management’s periodic analysis of the adequacy of the allowance for credit losses may allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-off that may occur. While the Company has historically experienced strong trends in asset quality, an increase in the provision could occur if economic conditions and factors which affect credit quality, real estate values and general business conditions worsen. Management closely monitors changes in the existing loan portfolio and analyzes potential loan opportunities carefully in order to manage credit risk.

Other Assets: As of June 30, 2024, the total accrued interest receivable and other assets were $23,615 compared with $22,967 as of June 30, 2023. Included in other assets is an investment in a limited partnership that invests in qualified affordable housing projects that will generate tax benefits for the investors with a balance of $9,853 as of June 30, 2024 and $10,250 as of June 30, 2023. See Note 15—Affordable Tax Credit Partnership to the Consolidated Financial Statements, for information concerning the low-income housing tax credit investment.

Deposits. Total deposits increased by $20,447, or 2.1%, from $952,533 at June 30, 2023 to $972,980 at June 30, 2024. As market rates have risen, customers have chosen to move funds from savings and money market deposit products to higher yielding certificates of deposits. As of June 30, 2024, the Company maintained a favorable funding mix with 23.1% of total deposits in noninterest-bearing demand deposits, 14.6% in interest-bearing demand deposits, 36.1% in savings and money market deposits, and 26.2% in certificates and other time deposits.

The following is a schedule of average deposit amounts and average rates paid on each category for the periods included:

	Years Ended June 30,
	2024		2023
	Amount	Rate	Amount	Rate
Noninterest-bearing demand deposit	$232,975	—	$258,463	—
Interest-bearing demand deposit	145,862	0.86%	157,508	0.72%
Savings	336,417	1.54	352,897	0.71
Certificates and other time deposits	244,803	3.99	156,357	1.93
Total	$960,057	1.69%	$925,225	0.72%

Uninsured deposits as of June 30, 2024 were $263,345, or 27.1% of total deposits, and includes $87,357 of uninsured public fund deposits that are fully collateralized. Uninsured deposits as of June 30, 2023 were $267,449, or 28.1% of total deposits, and includes $95,445 of uninsured public fund deposits that are fully collateralized. Uninsured deposits as of June 30, 2024 and 2023 are based on estimates and include portions of FDIC-insured deposit accounts that exceed the insurance limit of $250 thousand per separately insured depositor.

The following table summarizes time deposits issued in amounts of more than $250 thousand as of June 30, 2024 by time remaining until maturity:

Maturing in:
Under 3 months	$23,812
Over 3 to 6 months	17,272
Over 6 to 12 months	16,622
Over 12 months	1,027
Total	$58,733

Short-term Borrowings: Borrowings with original maturities of one year or less are classified as short-term and were comprised of the following:

	June 30, 2024	June 30, 2023
Repurchase agreements	$18,307	$23,783
Line of credit with another financial institution	—	1,200
Federal funds purchased	1,700	1,384
Bank term funding program	10,000	—
Total short-term borrowings	$30,007	$26,367

Repurchase agreements are financing arrangements with local customers that mature daily. The Bank pledges securities as collateral for the repurchase agreements. The Federal Reserve’s Bank Term Funding Program (BTFP) was a facility established in 2023 in response to liquidity concerns within the banking industry and the program ceased making new loans on March 11, 2024. The BTFP was designed to provide additional funding to eligible depository institutions in order to help assure that banks had the ability to meet the needs of all their depositors. Under the program, eligible depository institutions could obtain loans of up to one year in length by pledging certain U.S. Treasuries, agency debt, mortgage-backed securities, and other qualifying assets as collateral. These assets were valued at par. A line of credit from another financial institution was established since the Company does not conduct operations and its primary sources of liquidity are dividend upstreams from the Bank and borrowings from outside sources. As of June 20, 2024, the available credit on the Company’s line of credit was $5,000. See Note 7—Short-Term Borrowings to the Consolidated Financial Statements, for additional information concerning short-term borrowings.

Other Liabilities: As of June 30, 2024, the total accrued interest payable and other liabilities was $16,708 compared with $16,864 as of June 30, 2023. As of June 30, 2024, an unfunded commitment of $8,279 associated with an affordable housing tax credit investment was included in other liabilities. See Note 15—Affordable Tax Credit Partnership to the Consolidated Financial Statements, for information concerning the low-income housing tax credit investment.

Capital Resources

Total shareholders’ equity increased by $8,201 from $55,484 as of June 30, 2023 to $63,685 at June 30, 2024. The primary reason for the increase in shareholders’ equity was because of net income of $8,580 for the 2024 fiscal year and a decrease of $1,629 in the accumulated other comprehensive loss from the mark-to-market of available-for-sale securities which were partially offset by cash dividends paid of $2,246. The total accumulated other comprehensive loss was $28,332 as of June 30, 2024 and $29,961 as of June 30, 2023. Available-for-sale securities and shareholders’ equity were impacted by rapidly rising interest rates during 2022 and 2023 causing the accumulated other comprehensive loss to increase as available-for-sale securities are marked to fair market value. As market interest rates rise, the fair value of fixed-rate securities decline with a corresponding net of tax decline recorded in the accumulated other comprehensive loss portion of equity. This unrealized loss in securities is temporary and is adjusted monthly for additional market interest rate fluctuations, principal paydowns, calls, and maturities. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such securities decline. The Company has significant sources of liquidity and therefore does not expect to have to sell securities to fund growth.

For fiscal year 2024, the average equity to average total assets ratio was 5.35% and the dividend payout ratio was 26.2%. For fiscal year 2023, the average equity to average total assets ratio was 5.16% and the dividend payout ratio was 19.6%.

At June 30, 2024, management believes the Bank complied with all regulatory capital requirements. Based on the Bank’s computed regulatory capital ratios, the OCC has determined the Bank to be well capitalized under the Federal Deposit Insurance Act as of its latest exam date. The Bank’s actual and required capital amounts are disclosed in Note 12-Regulatory Matters to the Consolidated Financial Statements. Management is not aware of any matters occurring subsequent to that exam that would cause the Bank’s capital category to change.

At June 30, 2024, the Company had no unconsolidated, related special purpose entities, nor did the Company engage in hedging contracts, such as interest rate swaps, which may expose the Company to liabilities greater than the amounts recorded on the consolidated balance sheet. The Company’s investment policy prohibits engaging in derivative contracts for speculative trading purposes; however, in the future, the Company may pursue certain contracts, such as interest rate swaps, to execute a sound and defensive interest rate risk management policy.

Liquidity

Management considers the asset position of the Bank to be sufficiently liquid to meet normal operating needs and conditions. The Bank’s earning assets are divided primarily between loans and available-for-sale securities, with any excess funds placed in federal funds sold or interest-bearing deposit accounts with other financial institutions.

For fiscal year 2024, net cash inflows from operating activities were $9,376, net cash inflows from financing activities were $27,038 and net cash outflows from investing activities were $30,446. Major sources of cash were a $20,447 net increase in deposits and $29,882 in cash received from sales, maturities, or principal pay downs of available-for-sale securities. Major uses of cash were a $49,268 net increase in loans and $13,624 of purchases of available-for-sale securities. Total cash and cash equivalents were $17,723 as of June 30, 2024 compared to $11,755 at June 30, 2023.

The Bank groups its loan portfolio into six major categories: commercial & industrial loans; commercial real estate loans; farmland loans; land development loans; 1-4 family residential real estate loans; and consumer loans. The Bank’s 1-4 family residential real estate loan portfolio primarily consists of fixed and variable rate mortgage loans with amortization periods up to thirty years, residential construction loans with a fixed rate interest only period of up to 18-months that converts to a fixed or variable rate loan with amortization periods of up to thirty years, and variable rate home equity lines of credit. Commercial & industrial, commercial real estate loans, and farmland loans are comprised of both variable rate notes subject to interest rate changes based on the prime rate or Treasury index, and fixed rate notes having maturities of generally not greater than twenty years. Land development loans are adjustable-rate loans with interest only periods generally up to three years. Consumer loans offered by the Bank are generally written for periods of up to seven years, based on the nature of the collateral. These may be either installment loans having regular monthly payments or demand type loans for short periods of time.

Funds not allocated to the Bank’s loan portfolio are invested in various securities having diverse maturity schedules. Most of the Bank’s securities are held in obligations of U.S. Government-sponsored entities, mortgage-backed securities, and investments in tax-exempt municipal bonds.

The Bank offers several forms of deposit products to its customers. We believe the rates offered by the Bank and the fees charged for them are competitive with others currently available in the market area. While the Bank continues to be under competitive pressures in the Bank’s market area as financial institutions attempt to attract and keep new deposits, we believe many commercial and retail customers are turning to community banks. Compared to our peers, the Company’s core deposits consist of a larger percentage of noninterest-bearing demand deposits resulting in a lower cost of funds of 2.25% for fiscal year 2024.

Jumbo time deposits (those with balances of $250 and over) were $59,233 and $46,822 at June 30, 2024 and 2023, respectively. These deposits are monitored closely by the Bank and typically priced on an individual basis. When these deposits are from a municipality, certain bank-owned securities are pledged to guarantee the safety of these public fund deposits as required by Ohio law.

The Company has the option to use a third-party broker to obtain deposits from outside its normal service area as an additional source of funding, however, these deposits are not relied upon as a primary source of funding. As of June 30, 2024, there were $6,004 of brokered deposits within savings deposits that were used to fund the seasonal decline of public fund deposits. There were no brokered deposits as of June 30, 2023.

To provide additional sources of liquidity, the Company has lines of credit with other financial institutions and has entered into agreements with the Federal Home Loan Bank of Cincinnati (FHLB) and the Federal Reserve Discount Window. As of June 30, 2024, advances from the FHLB of Cincinnati totaled $13,709 compared with $8,776 as of June 30, 2023. As of June 30, 2024, the Bank had the ability to borrow an additional $99,814 from the FHLB of Cincinnati based on a blanket pledge of qualifying first mortgage and multi-family loans. The Company considers the FHLB of Cincinnati to be a reliable source of liquidity funding, secondary to its deposit base. In addition, at June 30, 2024, the Company had approximately $94,949 in securities unencumbered by a pledge that could be used to support additional borrowings, as needed, through the Federal Reserve discount window.

Dividends from the Bank are the primary source of funds for payment of dividends to our shareholders. However, there are statutory limits on the amount of dividends the Bank can pay without regulatory approval. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. Additionally, the Bank may not declare or pay any dividend if, after making the dividend, the Bank would be “undercapitalized,” as defined in the federal regulations. As of June 30, 2024, the Bank could, without prior approval, declare a dividend of approximately $18,593.

Impact of Inflation and Changing Prices

The financial statements and related data presented herein have been prepared in accordance with U.S. generally accepted accounting principles, which require the measurement of financial position and results of operations primarily in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all the assets and liabilities of the Company are monetary in nature. Therefore, as a financial institution, interest rates have a more significant impact on the Company’s performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. The liquidity, maturity structure and quality of the Company’s assets and liabilities are critical to the maintenance of acceptable performance levels.

Critical Accounting Policies and Use of Significant Estimates

The financial condition and results of operations for the Company presented in the Consolidated Financial Statements, accompanying notes to the Consolidated Financial Statements and management’s discussion and analysis are, to a large degree, dependent upon the Company’s accounting policies. The selection and application of these accounting policies involve judgments, estimates and uncertainties that are susceptible to change. The most significant accounting policies followed by the Company are presented in Note 1-Summary of Significant Accounting Policies to the Consolidated Financial Statements. These policies, along with the disclosures presented in the other financial statement notes, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined.

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

Allowance for Credit Losses on Loans (ACL). The determination of the ACL on loans involves considerable subjective judgment and estimation by management. The ACL is a reserve established through a provision for credit losses charged to expense, which represents management’s best estimate of all expected credit losses based on historical experience, current conditions, and reasonable and supportable forecasts. The ACL calculation is performed and evaluated quarterly, and losses are estimated over the expected life of the loan. The level of the ACL is believed to be adequate to absorb all expected future losses inherent in the loan portfolio at the measurement date.

In calculating the ACL, the loan portfolio was pooled into loan segments with similar risk characteristics. The general component covers loans collectively evaluated for credit loss and is based on peer historical loss experience adjusted for current and forecasted factors.

The Company qualitatively adjusts model results for risk factors that are not inherently captured in the general component but are nonetheless relevant in assessing the expected credit losses within the loan portfolio. These adjustments may increase or decrease the estimate of expected credit losses based upon the assessed level of risk for each qualitative factor. Management's adjustments to the quantitative evaluation may be for trends in delinquencies, trends in the volume of loans, changes in underwriting standards, changes in the value of underlying collateral, the existence and effect of portfolio concentration, regulatory environment, economic conditions, Company management and the status of portfolio administration including the Company’s loan review function.

In some cases, management may determine that an individual loan exhibits unique risk characteristics which differentiate the loan from other loans within the loan segments. In such cases, the loans are evaluated for expected credit losses on an individual basis and excluded from the general component. Specific reserves in the ACL are determined by analyzing the borrower's ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower's industry, among other things. A loan is considered to be collateral dependent when, based upon management's assessment, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. In such cases, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for estimated selling costs if satisfaction of the loan depends on the sale of the collateral. The fair value of collateral supporting collateral dependent loans is evaluated on a quarterly basis. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Although management believes its process for determining the allowance adequately considers all the potential factors that could potentially result in credit losses, the process includes subjective elements and may be susceptible to significant change. To the extent actual outcomes differ from management’s estimates, additional provisions for credit losses may be required that would adversely impact the Company’s financial condition or earnings in future periods.

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

Management evaluated goodwill as of April 30, 2024, the measurement date, utilizing an income approach that incorporated a discounted cash flow model that involved management assumptions based upon future growth and earnings projections. The estimated fair value of the reporting unit was then compared to the current carrying value to determine if impairment had occurred. It is our opinion that, as of the measurement date, the aggregate fair value of the reporting unit exceeded the carrying value of the reporting unit. Therefore, management concluded that goodwill was not impaired. Although we believe our assumptions are reasonable, actual results may vary significantly and it is impossible to know the future impact of evolving economic conditions. If for any future period it is determined that there has been impairment in the carrying value of our goodwill balances, the Company will record a charge to earnings, which could have a material adverse effect on net income, but not risk based capital ratios.

Contractual Obligations, Commitments and Contingent Liabilities

The following table presents, as of June 30, 2024, the Company’s significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	Note Reference	2025	2026	2027	2028	2029	Thereafter	Total
Certificates of deposit	6	$243,472	$8,842	$1,240	$411	$271	$91	$254,327
Short-term borrowings	7	30,007	—	—	—	—	—	30,007
Federal Home Loan advances	8	9,600	109	—	—	—	4,000	13,709
Salary continuation plan	9	141	141	141	254	264	3,056	3,997
Operating leases	4	163	125	115	115	88	255	861
Deposits without maturity		—	—	—	—	—	—	718,653

Note 13 - Commitments with Off-Balance Sheet Risk to the Consolidated Financial Statements discusses in greater detail other commitments and contingencies and the various obligations that exist under those agreements. These commitments and contingencies consist primarily of commitments to extend credit to borrowers under lines of credit.

Item 7A— Quantitative and Qualitative Disclosures About Market Risk

Not applicable for Smaller Reporting Companies.

Item 8— Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Consumers Bancorp, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Consumers Bancorp, Inc and its subsidiaries (the “Company”) as of June 30, 2024 and 2023; the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2023, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for credit losses effective July 1, 2023 due to the adoption of Accounting Standards Codification 326, Financial Instruments - Credit Losses (ASC 326). The Company adopted the new credit loss standard using the modified retrospective method such that prior period amounts are not adjusted and continue to be reported in accordance with previously applicable generally accepted accounting principles.

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

Allowance for Credit Losses on Collectively Evaluated Loans - Refer to Notes 1 and 3 to the financial Statements

Critical Audit Matter Description

Management’s estimate of the allowance for credit losses (ACL) includes a reserve on collectively evaluated loans. The reserve on collectively evaluated loans is based on historical loss rates adjusted for changes in macroeconomic conditions and qualitative factors. In defining historical loss rates, the Company utilized regional peer data. Management’s adjustments for qualitative factors include actual and expected changes in international, national, regional, and local economic and business conditions in which the Company operates that affect the collectability of financial assets; changes in the nature and volume of the Company’s loan portfolio; and the effect of other external factors such as regulatory, legal and technological environments.

Significant judgment was required by management in the selection and application of key metrics used to derive the quantitative portion of the ACL. Accordingly, performing audit procedures to evaluate the Company’s estimated ACL involved a high degree of auditor judgment and required significant effort, including the involvement of professionals with specialized skill and knowledge.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s estimate of the ACL included, but were not limited to, the following:

●	We tested the design and operating effectiveness of management’s controls over the determination of the current quantitative assumptions and qualitative factor adjustments.
●	We tested the process for determining reserves on collectively evaluated loans including:
•	Evaluation of the appropriateness of management’s methodology.
•	Testing the completeness and accuracy of data utilized by management.
•	Evaluation of the relevance and reliability of information used by management in the development of the estimate.
•	Evaluation of reasonableness of significant assumptions used in the quantitative analysis.
•

Evaluation of the reasonableness of qualitative adjustment factors, including consideration of whether the adjustments applied were reasonable given portfolio composition; relevant external factors, including economic conditions; and consideration of historical or recent experience and conditions and events affecting the Company.

We have served as the Company’s auditor since 2020.

/s/ Plante & Moran, PLLC

Cleveland, Ohio

September 6, 2024

CONSOLIDATED BALANCE SHEETS

As of June 30, 2024 and 2023

(Dollar amounts in thousands, except per share data)

	2024	2023
ASSETS:
Cash on hand and noninterest-bearing deposits in financial institutions	$17,709	$11,734
Federal funds sold and interest-bearing deposits in financial institutions	14	21
Total cash and cash equivalents	17,723	11,755
Certificates of deposit in financial institutions	—	2,501
Securities, available-for-sale	264,802	279,605
Securities, held-to-maturity (fair value in 2024 of $5,530 and 2023 of $6,294)	6,054	6,970
Equity securities, at fair value	381	386
Federal bank and other restricted stocks, at cost	2,186	2,168
Loans held for sale	908	764
Total loans	759,114	710,362
Less allowance for credit losses	(7,930)	(7,724)
Net loans	751,184	702,638
Cash surrender value of life insurance	10,500	10,222
Premises and equipment, net	16,927	17,182
Goodwill	2,452	2,452
Core deposit intangible, net	357	414
Accrued interest receivable and other assets	23,615	22,967
Total assets	$1,097,089	$1,060,024

LIABILITIES:
Deposits:
Noninterest-bearing demand	$225,087	$250,906
Interest bearing demand	142,261	152,053
Savings	351,305	335,231
Time	254,327	214,343
Total deposits	972,980	952,533
Short-term borrowings	30,007	26,367
Federal Home Loan Bank advances	13,709	8,776
Accrued interest payable and other liabilities	16,708	16,864
Total liabilities	1,033,404	1,004,540

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value; 350,000 shares authorized	—	—
Common shares, no par value; 8,500,000 shares authorized; 3,172,227 and 3,144,739 shares issued as of June 30, 2024 and June 30, 2023, respectively	21,178	20,769
Retained earnings	71,534	65,485
Treasury stock, at cost (48,639 common shares at June 30, 2024 and 2023)	(695)	(809)
Accumulated other comprehensive loss	(28,332)	(29,961)
Total shareholders’ equity	63,685	55,484
Total liabilities and shareholders’ equity	$1,097,089	$1,060,024

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

Years Ended June 30, 2024 and 2023

(Dollar amounts in thousands, except per share data)

	2024	2023
Interest and dividend income:
Loans, including fees	$40,903	$32,754
Securities, taxable	5,985	5,338
Securities, tax-exempt	1,813	2,258
Equity securities	33	33
Federal bank and other restricted stocks	184	149
Federal funds sold and interest-bearing deposits	300	407
Total interest and dividend income	49,218	40,939
Interest expense:
Deposits	16,212	6,660
Short-term borrowings	702	397
Federal Home Loan Bank advances	312	167
Total interest expense	17,226	7,224
Net interest income	31,992	33,715
Provision for credit losses on loans	556	855
Provision for credit losses on unfunded commitments	63	—
Net interest income after provision for credit losses	31,373	32,860

Other income:
Service charges on deposit accounts	1,684	1,598
Debit card interchange income	2,312	2,181
Bank owned life insurance income	278	263
Mortgage banking activity	347	345
Securities (losses) gains, net	(80)	14
Net change in market value of equity securities	(5)	(14)
Loss on disposition of other real estate owned and repossessed assets owned	(27)	—
Other	387	360
Total other income	4,896	4,747

Other expenses:
Salaries and employee benefits	14,416	14,020
Occupancy and equipment	3,436	3,186
Data processing expenses	806	775
Debit card processing expenses	1,234	1,124
Professional and director fees	1,033	1,065
Federal Deposit Insurance Corporation assessments	801	608
Financial institutions tax	433	478
Marketing and advertising	731	740
Loan and collection expenses	212	211
Telephone and communications	357	362
Amortization of intangible	57	56
Other	2,328	2,060
Total other expenses	25,844	24,685
Income before income taxes	10,425	12,922
Income tax expense	1,845	2,248
Net income	$8,580	$10,674
Basic and diluted earnings per share	$2.76	$3.45

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years Ended June 30, 2024 and 2023

(Dollar amounts in thousands, except per share data)

	2024	2023

Net income	$8,580	$10,674

Other comprehensive income (loss), net of tax:
Net change in unrealized gains (losses):
Unrealized gains (losses) arising during the period	1,981	(9,929)
Reclassification adjustment for losses (gains) included in income	80	(14)
Net unrealized gain (loss)	2,061	(9,943)
Income tax effect	(432)	2,088
Other comprehensive income (loss)	1,629	(7,855)
Total comprehensive income	$10,209	$2,819

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended June 30, 2024 and 2023

(Dollar amounts in thousands, except per share data)

	Common Shares	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, June 30, 2022	$20,287	$56,906	$(1,117)	$(22,106)	$53,970
Net income	—	10,674	—	—	10,674
Other comprehensive loss	—	—	—	(7,855)	(7,855)
12,683 shares issued associated with dividend reinvestment plan and stock purchase plan	238	—	—	—	238
26,743 shares associated with vested stock awards	85	—	308	—	393
Restricted stock expense	159	—	—	—	159
Cash dividends declared ($0.68 per share)	—	(2,095)	—	—	(2,095)
Balance, June 30, 2023	$20,769	$65,485	$(809)	$(29,961)	$55,484
Adoption of ASU 2016-13	—	(285)	—	—	(285)
Net income	—	8,580	—	—	8,580
Other comprehensive income	—	—	—	1,629	1,629
Vesting of 10,283 shares associated with restricted stock awards	81	—	114	—	195
Issuance of 8,519 stock-based incentive plan shares, net of forfeitures	2	—	—	—	2
Restricted stock expense	62	—	—	—	62
Issuance of 15,811 shares associated with dividend reinvestment plan and stock purchase plan	264			—	264
Cash dividends declared ($0.72 per share)	—	(2,246)	—	—	(2,246)
Balance, June 30, 2024	$21,178	$71,534	$(695)	$(28,332)	$63,685

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30, 2024 and 2023

(Dollar amounts in thousands, except per share data)

	2024	2023
Cash flows from operating activities:
Net income	$8,580	$10,674
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	1,095	1,051
Securities amortization and accretion, net	527	818
Provision for credit losses	619	855
Loss on disposition of other real estate and repossessed assets owned	27	—
Mortgage banking activity	(347)	(345)
Deferred income tax (benefit) expense	(242)	(96)
Loss (gain) on sale of securities	80	(14)
Net change in market value of equity securities	5	14
Amortization of intangibles	57	56
Origination of loans held for sale	(20,774)	(20,762)
Proceeds from loans held for sale	20,977	21,508
Increase in cash surrender value of life insurance	(278)	(263)
Net change in other assets and other liabilities	(950)	(180)
Net cash flows from operating activities	9,376	13,316

Cash flows from investing activities:
Securities available-for-sale:
Purchases	(13,624)	(31,799)
Maturities, calls and principal pay downs	21,790	21,322
Proceeds from sales of available-for-sale securities	8,092	16,472
Securities held-to-maturity:
Principal pay downs	916	904
Net decrease in certificates of deposit with other financial institutions	2,501	1,280
Proceeds from redemption of FHLB stock	967	357
Purchases of FHLB stock	(985)	—
Net increase in loans	(49,268)	(98,945)
Acquisition of premises and equipment	(983)	(1,821)
Proceeds from sale of other real estate and repossessed assets owned	148	11
Net cash flows from investing activities	(30,446)	(92,219)

Cash flows from financing activities:
Net increase in deposit accounts	20,447	65,971
Change in short-term borrowings	3,640	5,072
Proceeds from Federal Home Loan Bank advances	23,900	17,000
Repayments of Federal Home Loan Bank advances	(18,967)	(16,480)
Proceeds from dividend reinvestment and stock purchase plan	264	238
Dividends paid	(2,246)	(2,095)
Net cash flows from financing activities	27,038	69,706
Increase (decrease) in cash and cash equivalents	5,968	(9,197)
Cash and cash equivalents, beginning of year	11,755	20,952
Cash and cash equivalents, end of year	$17,723	$11,755

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$16,655	$6,929
Federal income taxes	2,169	2,495
Non-cash items:
Transfer from loans to other repossessed assets	51	11
Transfer from loans to other real estate owned	—	124
Issuance of treasury stock for stock awards	195	393

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024 and 2023

(Dollar amounts in thousands, except per share data)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include the accounts of Consumers Bancorp, Inc. (Company) and its wholly owned subsidiary, Consumers National Bank (Bank), together referred to as the Company. All significant intercompany transactions have been eliminated in the consolidation.

Nature of Operations: Consumers Bancorp, Inc. is a bank holding company headquartered in Minerva, Ohio that provides, through its banking subsidiary, a broad array of products and services throughout its primary market area of Carroll, Columbiana, Jefferson, Mahoning, Stark, and Summit counties in Ohio. Its market includes these counties as well as the contiguous counties in northeast Ohio, western Pennsylvania, and northern West Virginia. The Bank’s business involves attracting deposits from businesses and individual customers and using such deposits to originate commercial, mortgage and consumer loans in its primary market area.

Business Segment Information: The Company is engaged in the business of commercial and retail banking, which accounts for substantially all its revenues, operating income, and assets. Accordingly, all its operations are reported in one segment, banking.

Acquisition: At the date of acquisition the Company records the assets and liabilities of acquired companies on the Consolidated Balance Sheet at their fair value. The results of operations for acquired companies are included in the Company’s Consolidated Statements of Income beginning at the acquisition date. Expenses arising from acquisition activities are recorded in the Consolidated Statements of Income during the periods incurred.

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

Cash Reserves: The Bank is required to maintain cash on hand and noninterest-bearing balances on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing requirements. The required reserve balance was zero at June 30, 2024 and 2023.

Securities: Debt securities are generally classified into either held-to-maturity or available-for-sale categories. Held-to-maturity securities are carried at amortized cost and are those management has the positive intent and ability to hold to maturity. Available-for-sale securities are those management may decide to sell before maturity if needed for liquidity, asset-liability management, or other reasons. Available-for-sale securities are reported at fair value, with unrealized gains or losses included in other comprehensive income or loss as a separate component of equity, net of tax.

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

The Company has made a policy election to exclude accrued interest income from the amortized cost basis of debt securities and report accrued interest separately in other assets in the Consolidated Balance Sheets. A debt security is placed on nonaccrual status at the time we no longer expect to receive all contractual amounts due, which is generally at 90 days past due. Accrued interest for a security placed on nonaccrual is reversed against interest income. Accordingly, we do not recognize an allowance for credit loss against accrued interest receivable.

Allowance for Credit Losses – Held-to-Maturity (HTM) Debt Securities: The Company measures expected credit losses on HTM debt securities on a collective basis by major security type. Any allowance for credit losses on HTM securities would be a contra asset valuation account that would be deducted from the carrying amount of HTM securities to present the net amount expected to be collected and would be charged off against the allowance for credit losses when deemed uncollectible. Adjustments to the allowance for credit losses would be reported in the Company’s Consolidated Statements of Income in the provision for credit losses. Since all the HTM securities are non-rated municipal securities to local customers, management considers the financial condition of the issuer and whether the issuers continue to make timely principal and interest payments under the contractual terms of the securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Allowance for Credit Losses – Available-for-Sale (AFS) Debt Securities: For AFS securities in an unrealized loss position, management determines whether the Company intends to sell or if it is more likely than not that the Company will be required to sell the security before recovery of the amortized cost basis. If either of the criteria is met, the security’s amortized cost basis is written down to fair value through income. For AFS securities with unrealized losses not meeting these criteria, management evaluates whether any decline in fair value is due to credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the issuer of the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Changes in the allowance for credit losses are recorded as credit loss expense (or reversal). Losses are charged against the allowance when the collectability of an AFS debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of income taxes.

Prior to the adoption of ASC 326 and the current expected credit loss model on July 1, 2023, management evaluated securities for other-than-temporary impairment (OTTI). The evaluation of securities included consideration given to the length of time and the extent to which the fair value had been less than cost, the financial condition and near-term prospects of the issuer, whether the market decline was affected by macroeconomic conditions and whether the Company had the intent to sell the security or it was more likely than not it would be required to sell the security before recovery of its amortized cost basis.

Equity Securities: Equity securities are carried at fair value, with changes in fair value reported in net income. Equity securities without readily determinable fair values are carried at cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment.

Federal Bank and Other Restricted Stocks: The Bank is a member of its regional Federal Reserve Bank and the FHLB system. FHLB members are required to own a certain amount of stock based on the level of borrowings and other factors and may invest in additional amounts. Federal Reserve Bank and FHLB stock, included with Federal bank and other restricted stocks on the Consolidated Balance Sheet, is carried at cost, classified as a restricted security and periodically evaluated for impairment based on ultimate recovery of par value. Since these stocks are viewed as a long-term investment, impairment is based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

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

Mortgage Banking Derivatives: Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market are accounted for as free-standing derivatives. The fair value of the interest rate lock is recorded at the time the commitment to fund the mortgage loan is executed and is adjusted for the expected exercise of the commitment before the loan is funded. Changes in the fair values of these derivatives are included in mortgage banking activity income.

Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs, and an allowance for credit losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments. The recorded investment in loans includes accrued interest receivable.

Interest income on commercial and mortgage loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in the process of collection. Consumer loans are typically charged off no later than 120 days past due unless the loan is in the process of collection. Past due status is determined by the contractual terms of the loan. In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Concentrations of Credit Risk: The Bank grants consumer, real estate, and commercial loans primarily to borrowers in Carroll, Columbiana, Jefferson, Mahoning, Stark, Summit, and contiguous counties in Ohio. Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy in these counties. Automobiles and other consumer assets, business assets and residential and commercial real estate secure most loans.

Adoption of ASC 326: Effective July 1, 2023, the Company adopted Accounting Standard Codification 326 (ASC 326), Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments using the modified retrospective method. Results for the periods beginning after July 1, 2023 are presented under the new Current Expected Credit Losses (CECL) methodology under ASC 326, while prior period amounts continue to be reported in accordance with the incurred loss methodology under previously applicable accounting standards.

Allowance for Credit Losses: The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. The allowance for credit losses is evaluated on a regular basis and established through charges to earnings in the form of a provision for credit losses. When a loan or portion of a loan is determined to be uncollectible, the portion deemed uncollectible is charged against the allowance and subsequent recoveries, if any, are credited to the allowance. The Company has made the accounting policy election to exclude accrued interest receivable on loans from the estimate of credit losses.

The allowance balance is estimated using relevant available information, from internal and external sources, related to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience of our peer group provides the basis for the estimation of expected credit losses. Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments.

The allowance for credit losses consists of general and specific components. The general component includes loans with similar risk characteristics that are collectively evaluated for credit losses. The allowance for credit losses for the general portfolio segments is evaluated based upon periodic quantitative review of the collectability of the loans that correlates historical loss experience with reasonable and supportable forecasts using forward looking information. The Company utilizes a discounted cash flow (loss rate, expected loss) method to estimate the quantitative portion of the allowance for credit losses for all portfolio segments.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Commercial & Industrial: Commercial & Industrial loans are made for a wide variety of general business purposes, including financing for equipment, inventories and accounts receivable. The term of each commercial loan varies by its purpose. Commercial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and prudently expand its business. Current and projected cash flows are evaluated to determine the ability of the borrower to repay their obligations as agreed. Commercial loans are primarily made based on the identified cash flows of the borrower and on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and usually incorporate a personal guarantee; however, some loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The commercial loan portfolio includes loans to a wide variety of corporations and businesses across many industrial classifications, including agriculture, primarily in the areas where the Bank operates.

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

Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and are primarily located in our immediate and surrounding market area. This diversity helps reduce the Company’s exposure to adverse economic events that may affect any single market or industry. The three largest collateral concentrations within the commercial real estate non-owner-occupied portfolio are retail rental, office rental, and nursing home/assisted living facilities. The office rental segment includes a high percentage of medical facilities that require special build outs that would make it more costly for a tenant to change locations. Also, personal guarantees are typically obtained on commercial real estate loans. Commercial real estate loans are originated primarily in the area in which the bank operates. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria.

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

Land Development: Land Development loans include loans to finance the land acquisition and the infrastructure improvements necessary to develop saleable residential lots located within our primary market area. Land development loans are adjustable-rate loans with interest only periods generally up to three years. Principal payments are tied to the sale of the developed lots to related or third-party residential builders, or individual borrowers. Loan proceeds are disbursed in increments as development progresses and as inspections warrant, and regular inspections are required to monitor the progress of development through completion. In underwriting construction loans, we consider the property owner’s and/or guarantor’s financial strength, expertise, credit history, and the projected cash flow of the saleable lots.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In some cases, management may determine that an individual loan exhibits unique risk characteristics which differentiate the loan from other loans within the loan segments. In such cases, the loans are evaluated for expected credit losses on an individual basis and excluded from the general component. Specific reserves in the allowance for credit losses are determined by analyzing the borrower's ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower's industry, among other things. A loan is considered to be collateral dependent when, based upon management's assessment, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. In such cases, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for estimated selling costs if satisfaction of the loan depends on the sale of the collateral. The fair value of collateral supporting collateral dependent loans is evaluated on a quarterly basis.

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

The Company qualitatively adjusts model results for risk factors that are not inherently captured in the general component but are nonetheless relevant in assessing the expected credit losses within the loan portfolio. These adjustments may increase or decrease the estimate of expected credit losses based upon the assessed level of risk for each qualitative factor. Management's adjustments to the quantitative evaluation may be for trends in delinquencies, trends in the volume of loans, changes in underwriting standards, changes in the value of underlying collateral, the existence and effect of portfolio concentration, regulatory environment, economic conditions, Company management and the status of portfolio administration including the Company’s loan review function.

Allowance for Loan Losses: Prior to the adoption of ASC 326 and the current expected credit loss model on July 1, 2023, the Company maintained an allowance for loan losses in accordance with the incurred loss model under previously applicable accounting standards. The allowance for loan losses was a valuation allowance for probable incurred credit losses. Loan losses were charged against the allowance when management believed the uncollectability of a loan balance was confirmed. Subsequent recoveries, if any, were credited to the allowance. Management estimated the allowance balance required based on past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance were made for specific loans, but the entire allowance was available for any loan that, in management’s judgment, should be charged-off.

The allowance consisted of specific and general components. The specific component related to loans that were individually classified as impaired. The general component covered non-classified loans and was based on historical loss experience adjusted for current factors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A loan was considered impaired when it was probable that the Company would be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans, for which the terms had been modified, resulting in a concession, and for which the borrower was experiencing financial difficulties, were considered troubled debt restructurings, and classified as impaired. Factors considered by management in determining impairment included payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experienced insignificant payment delays and payment shortfalls generally were not classified as impaired. Management determined the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

Impairment was evaluated collectively for smaller-balance loans of similar nature such as residential mortgage, consumer loans and on an individual loan basis for other loans. If a loan was impaired, a portion of the allowance was allocated so the loan was reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment was expected from the collateral. Loans were evaluated for impairment when payments were delayed, typically 90 days or more, or when it was probable that not all principal and interest amounts would be collected according to the original terms of the loan. Troubled debt restructurings were separately identified for impairment disclosures and were measured at the present value of estimated future cash flows using the loan’s effective interest rate at inception. If a troubled debt restructuring was considered a collateral dependent loan, the loan was reported, net, at the fair value of the collateral. For troubled debt restructurings that subsequently defaulted, the Company determined the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

The general component covered non-impaired loans and was based on historical loss experience adjusted for current factors based on the risks present for each portfolio segment. The historical loss experience was determined by portfolio segment and was based on the actual loss history experienced by the Company over the most recent three-year period, depending on loan segment. This actual loss experience was supplemented with economic and other factors based on the risks present for each portfolio segment. These factors included consideration of the following: levels of and trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability and depth of lending management and other relevant staff; volume and severity of past due loans and other similar conditions; quality of the loan review system; value of underlying collateral for collateral dependent loans; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.

Allowance for Credit Losses - Off-Balance Sheet Credit Exposures: The allowance for credit losses on off-balance sheet credit exposures is a liability account representing expected credit losses over the contractual period for which the Company is exposed to credit risk resulting from a contractual obligation to extend credit. No allowance is recognized if the Company has the unconditional right to cancel the obligation. Off-balance sheet credit exposures primarily consist of amounts available under outstanding lines of credit and letters of credit. For the period of exposure, the estimate of expected credit losses considers both the likelihood that funding will occur, and the amount expected to be funded over the estimated remaining life of the commitment or other off-balance sheet exposure. The likelihood and expected amount of funding are based on historical utilization rates. The amount of the allowance represents management's best estimate of expected credit losses on commitments expected to be funded over the contractual life of the commitment. The allowance for off-balance sheet credit exposures is adjusted through the income statement as a component of provision for credit losses.

Low Income Housing Tax Credits (LIHTC): The Company has invested in LIHTCs through funds that assist corporations in investing in limited partnerships and limited liability companies that own, develop and operate low-income residential rental properties for purposes of qualifying for the LIHTCs. These investments are accounted for under the proportional amortization method which recognizes the amortization of the investment in proportion to the tax credit and other tax benefits received.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Cash Surrender Value of Life Insurance: The Bank has purchased single-premium life insurance policies to insure the lives of current and former participants in the salary continuation plan. As of June 30, 2024, the Bank had policies with total death benefits of $19,215 and total cash surrender values of $10,500. As of June 30, 2023, the Bank had policies with total death benefits of $19,167 and total cash surrender values of $10,222. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. Tax-exempt income is recognized from the periodic increases in cash surrender value of these policies.

Goodwill and Other Intangible Assets: Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired assets and liabilities. Core deposit intangible assets arise from whole bank or branch acquisitions and are measured at fair value and then are amortized over their estimated useful lives. Goodwill is not amortized but is assessed at least annually for impairment. Any such impairment will be recognized in the period identified. The Company has selected April 30 as the date to perform the annual impairment test. Goodwill is the only intangible asset with an indefinite life on the Company’s balance sheet.

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

Income Taxes: The Company files a consolidated federal income tax return. Income tax expense is the sum of the current-year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. The Company applies a more likely than not recognition threshold for all tax uncertainties in accordance with U.S. generally accepted accounting principles. A tax position is recognized as a benefit only if it is more likely than not that the position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit greater than 50% likely of being realized on examination. The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

Earnings per Common Share: Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable upon the vesting of restricted stock awards.

Stock-Based Compensation: Compensation cost is recognized for restricted stock awards issued to employees over the required service period, generally defined as the vesting period. The fair value of restricted stock awards is estimated by using the market price of the Company’s common stock at the date of grant. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. Forfeitures are recognized as incurred.

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available-for-sale, which are also recognized as a separate component of equity, net of tax.

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable, and an amount or range of loss can be reasonably estimated. Management does not believe there are such matters that will have a material effect on the Company’s financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dividend Restrictions: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the holding company or by the holding company to shareholders.

Reclassifications: Certain reclassifications have been made to the June 30, 2023 financial statements to be comparable to the June 30, 2024 presentation. The reclassifications had no impact on prior year net income or shareholders’ equity.

Accounting Pronouncements Adopted in Fiscal Year 2024: In June 2016, Financial Accounting Standards Board (FASB) issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU added a new Topic 326 to the codification and removed the thresholds that companies apply to measure credit losses on financial instruments measured at amortized cost, such as loans, receivables, and held-to-maturity debt securities. Under U.S. generally accepted accounting principles, companies generally recognized credit losses when it is probable that the loss had been incurred. ASU 2016-13 removes all current loss recognition thresholds and requires companies to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the corporation expects to collect over the instrument’s contractual life. The new guidance also amended the credit loss measurement guidance for available-for-sale debt securities and beneficial interests in securitized financial assets.

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

In March 2022, FASB issued ASU 2022-02, Financial Instruments – Credit Losses (ASC 326): Troubled Debt Restructurings (TDRs) and Vintage Disclosures. The guidance amended ASC 326 to eliminate the accounting guidance for TDRs by creditors, while enhancing disclosure requirements for certain loan refinancing and restructuring activities by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying TDR recognition and measurement guidance, creditors are required to determine whether a modification results in a new loan or continuation of the existing loan. The ASU requires enhanced disclosures related to certain modifications of receivables made to borrowers experiencing financial difficulty and requires that an entity disclose current-period gross write-offs by year of origination within the vintage disclosures. The Company adopted ASU 2022-02 on July 1, 2023. The adoption of this ASU did not have a material impact on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Effective: In December 2023, FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09). The FASB issued ASU 2023-09 to address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. ASU 2023-09 is to be applied on a prospective basis and is effective for annual periods beginning after December 15, 2024 with early adoption permitted. ASU 2023-09 will impact income tax disclosures, and the Company does not expect a material impact to the Company’s consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2—SECURITIES

The following tables summarize the amortized cost, fair value, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss on the Company’s debt securities available-for-sale and gross unrecognized losses on the Company’s debt securities held-to-maturity as of June 30, 2024 and June 30, 2023:

Available-for-sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2024
Obligation of U.S Treasury	$6,471	$—	$(219)	$6,252
Obligations of U.S. government-sponsored entities and agencies	28,019	4	(3,356)	24,667
Obligations of state and political subdivisions	85,917	46	(8,233)	77,730
U.S. Government-sponsored mortgage-backed securities - residential	94,303	—	(14,936)	79,367
U.S. Government-sponsored mortgage-backed securities - commercial	8,584	—	(1,752)	6,832
U.S. Government-sponsored collateralized mortgage obligations – residential	60,333	92	(5,757)	54,668
Other debt securities	17,039	—	(1,753)	15,286
Total available-for-sale securities	$300,666	$142	$(36,006)	$264,802

Held-to-maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
June 30, 2024
Obligations of state and political subdivisions	$6,054	$—	$(524)	$5,530

Available-for-sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2023
Obligation of U.S Treasury	$8,941	$—	$(533)	$8,408
Obligations of U.S. government-sponsored entities and agencies	29,430	7	(3,745)	25,692
Obligations of state and political subdivisions	92,891	63	(8,982)	83,972
U.S. Government-sponsored mortgage-backed securities - residential	104,689	12	(15,066)	89,635
U.S. Government-sponsored mortgage-backed securities - commercial	8,604	—	(1,809)	6,795
U.S. Government-sponsored collateralized mortgage obligations – residential	55,800	8	(5,738)	50,070
Other debt securities	17,175	—	(2,142)	15,033
Total available-for-sale securities	$317,530	$90	$(38,015)	$279,605

Held-to-maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
June 30, 2023
Obligations of state and political subdivisions	$6,970	$—	$(676)	$6,294

Proceeds from sales of available-for-sale securities during fiscal year 2024 and fiscal year 2023 were as follows:

	2024	2023
Proceeds from sales	$8,092	$16,472
Gross realized gains	14	87
Gross realized losses	(94)	(73)

The income tax benefit related to the net realized losses amounted to $17 in fiscal year 2024 and the income tax provision related to the net realized gains amounted to $3 in fiscal year 2023.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and fair values of debt securities at June 30, 2024 by expected maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities and collateralized mortgage obligations, are shown separately.

Available-for-sale	Amortized Cost	Fair Value
Due in one year or less	$10,882	$10,768
Due after one year through five years	27,808	26,073
Due after five years through ten years	47,465	42,536
Due after ten years	51,291	44,558
Total	137,446	123,935
U.S. Government-sponsored mortgage-backed and related securities	163,220	140,867
Total	$300,666	$264,802

Held-to-maturity	Amortized Cost	Fair Value
Due in one year or less	$43	$42
Due after one year through five years	2,303	2,229
Due after five years through ten years	3,708	3,259
Total	$6,054	$5,530

Securities with a carrying value of approximately $153,908 and $137,896 were pledged at June 30, 2024 and 2023, respectively, to secure public deposits and commitments as required or permitted by law. At June 30, 2024 and 2023, there were no holdings of securities of any one issuer, other than obligations of U.S. government-sponsored entities and agencies, with an aggregate book value greater than 10% of shareholders’ equity.

The following table summarizes the securities with unrealized and unrecognized losses at June 30, 2024 and 2023, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or more		Total
June 30, 2024	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale
Obligations of U.S Treasury	$—	$—	$6,252	$(219)	$6,252	$(219)
Obligations of U.S. government-sponsored entities and agencies	153	(4)	22,899	(3,352)	23,052	(3,356)
Obligations of state and political subdivisions	8,110	(148)	63,612	(8,085)	71,722	(8,233)
Mortgage-backed securities – residential	1,010	(3)	78,357	(14,933)	79,367	(14,936)
Mortgage-backed securities – commercial	—	—	6,832	(1,752)	6,832	(1,752)
Collateralized mortgage obligations - residential	10,363	(96)	36,049	(5,661)	46,412	(5,757)
Other debt securities	—	—	15,286	(1,753)	15,286	(1,753)
Total	$19,636	$(251)	$229,287	$(35,755)	$248,923	$(36,006)

	Less than 12 Months		12 Months or more		Total
June 30, 2024	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss
Held-to-maturity
Obligations of state and political subdivisions	$—	$—	$5,530	$(524)	$5,530	$(524)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Less than 12 Months		12 Months or more		Total
June 30, 2023	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale
Obligations of U.S Treasury	$—	$—	$8,408	$(533)	$8,408	$(533)
Obligations of U.S. government-sponsored entities and agencies	1,008	(10)	23,551	(3,735)	24,559	(3,745)
Obligations of state and political subdivisions	16,009	(344)	62,492	(8,638)	78,501	(8,982)
Mortgage-backed securities – residential	3,334	(84)	85,096	(14,982)	88,430	(15,066)
Mortgage-backed securities – commercial	—	—	6,795	(1,809)	6,795	(1,809)
Collateralized mortgage obligations – residential	22,039	(638)	27,023	(5,100)	49,062	(5,738)
Other debt securities	—	—	15,033	(2,142)	15,033	(2,142)
Total	$42,390	$(1,076)	$228,398	$(36,939)	$270,788	$(38,015)

	Less than 12 Months		12 Months or more		Total
June 30, 2023	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss
Held-to-maturity
Obligations of state and political subdivisions	$—	$—	$6,294	$(676)	$6,294	$(676)

As of June 30, 2024, there were 410 available-for-sale securities, of which 385 were in an unrealized loss position. Also, there were four held-to-maturity securities all of which were in an unrecognized loss position as of June 30, 2024. The Company evaluates all securities in an unrealized loss position on a quarterly basis to determine if an ACL and corresponding impairment charge should be recorded. Consideration is given to the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment for a period of time sufficient to allow for any anticipated recovery in fair value of the amortized cost. No ACL was recorded in the year ended June 30, 2024 and no other-than-temporary impairment charges were recorded in the year ended June 30, 2023.

The Company’s mortgage-backed securities and collateralized mortgage obligations were issued by U.S. government-sponsored entities and agencies. The Company does not own any private label mortgage-backed securities. The Company’s municipal bond portfolio consists of tax-exempt and taxable general obligation and revenue bonds to a broad range of counties, towns, school districts, and other essential service providers. As of June 30, 2024, 98.2% of the municipal bonds held in the available-for-sale portfolio had a S&P or Moody’s investment grade rating, and 1.8% were non-rated issues. The municipal bonds in the held-to-maturity portfolio are all non-rated issues to local entities that are also deposit customers. The other debt securities consist of subordinated notes issued by other bank holding companies. The issuers of all securities owned by the Company continue to make timely principal and interest payments under the securities’ contractual terms. The unrealized losses related to these securities have not been recognized into income because the decline in fair value is not attributed to credit quality, management does not intend to sell the securities, and it is not likely that management will be required to sell the securities prior to their anticipated recovery. The unrealized losses on these securities are primarily due to increases in market interest rates over the yields available at the time the underlying securities were purchased and increased credit spreads. The securities’ fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.

As of June 30, 2024, the Company owned equity securities with an amortized cost of $400. The following table presents the net unrealized gains and losses on equity securities recognized in earnings for the twelve months ended June 30, 2024 and 2023. There were no realized gains or losses on the sale of equity securities during the periods presented.

	2024	2023
Unrealized loss recognized on equity securities held at the end of the period	$(5)	$(14)
Total unrealized losses recognized on equity securities still held at the reporting date	(19)	(14)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3—LOANS AND ALLOWANCE FOR CREDIT LOSSES

Major classifications of loans were as follows as of June 30:

	2024	2023
Commercial & Industrial	$127,782	$112,558
Commercial real estate:
Owner occupied	163,856	151,005
Non-owner occupied	146,827	140,002
Farmland	38,898	40,606
Land development	12,654	11,004
1-4 family residential real estate	196,098	189,312
Consumer	72,915	65,617
Subtotal	759,030	710,104
Unamortized deferred loan costs, net	84	258
Allowance for credit losses	(7,930)	(7,724)
Net loans	$751,184	$702,638

The following table presents the activity in the allowance for credit losses by portfolio segment for year ended June 30, 2024.

					1-4 Family
	Commercial	Commercial			Residential
	&	Real		Land	Real
	Industrial	Estate	Farmland	Development	Estate	Consumer	Total

ACL beginning balance	$1,308	$3,943	$—	$—	$1,571	$902	$7,724
Cumulative effect of change in accounting principle	(455)	(53)	93	398	166	(97)	52
Provision for expected credit losses	297	(240)	(4)	(224)	277	450	556
Charge-offs	(6)	—	—	—	—	(560)	(566)
Recoveries	—	—	—	—	4	160	164
ACL ending balance	$1,144	$3,650	$89	$174	$2,018	$855	$7,930

Upon adoption of ASC 326, the Company updated its classifications of loans and its determination of credit losses. For the year ended June 30, 2023, Farmland and Land Development loans were included within Commercial Real Estate. For the year ended June 30, 2024, these loan classes have been separately presented.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the amortized cost of non-accrual loans by class as of June 30, 2024:

	June 30, 2024
			Interest Income
	Non-accrual	Total	Recognized during
	loans with	Non-accrual	the period on
	no ACL	loans	non-accrual loans
Commercial & Industrial	$51	$308	$—
Commercial real estate:
Owner occupied	189	189	75
1 – 4 family residential real estate	262	277	7
Total	$502	$774	$82

The following table presents the recorded investment of non-accrual loans by class as of June 30, 2023:

June 30, 2023 Non-accrual
Commercial Real Estate:
Other	$51
1 – 4 family residential:
Non-owner occupied	3
Total	$54

The following table presents the aging of the amortized cost of past due loans as of June 30, 2024 by class of loans:

							Loans 90
	Days Past Due						Days Past
	30 – 59	60 - 89	90 Days or	Total	Loans Not		Due and
	Days	Days	Greater	Past Due	Past Due	Total	Accruing
Commercial & Industrial	$—	$—	$308	$308	$127,503	$127,811	$—
Commercial real estate:
Owner occupied	311	—	189	500	163,043	163,543	—
Non-owner occupied	—	—	—	—	146,529	146,529	—
Farmland	—	—	—	—	38,799	38,799	—
Land development	—	—	—	—	12,615	12,615	—
1 – 4 family residential real estate	294	—	158	452	196,691	197,143	68
Consumer	575	98	16	689	71,985	72,674	16
Total	$1,180	$98	$671	$1,949	$757,165	$759,114	$84

The above table of past due loans includes the recorded investment in non-accrual loans of $187 in the loan not past due category and $587 in the 90 days or greater category.

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

The above table of past due loans includes the recorded investment in non-accrual loans of $54 in the 90 days or greater category. Also, included in the recorded investment in loans is $1,598 of accrued interest receivable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Based on the most recent analysis performed, the following tables present the amortized cost by internal risk category and class of commercial loans as of June 30, 2024:

							Revolving	Revolving
							Loans	Loans
	Term Loans by Origination Year						Amortized	Converted
	2024	2023	2022	2021	2020	Prior	Cost Basis	To Term	Total
Commercial & Industrial
Pass	$43,540	$24,263	$28,588	$7,370	$3,448	$3,954	$14,868	$93	$126,124
Special Mention	151	67	569	12	—	61	755	—	1,615
Substandard	—	—	—	8	—	—	—	—	8
Doubtful	—	—	—	—	—	—	64	—	64
Total Commercial & Industrial	$43,691	$24,330	$29,157	$7,390	$3,448	$4,015	$15,687	$93	$127,811
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$6	$—	$—	$6
Commercial real estate:
Owner occupied:
Pass	$16,207	$20,615	$34,572	$21,405	$14,877	$41,035	$11,684	$—	$160,395
Special Mention	—	—	—	650	320	1,708	151	—	2,829
Substandard	—	—	—	—	—	254	—	—	254
Doubtful	—	—	—	14	—	51	—	—	65
Total owner occupied	$16,207	$20,615	$34,572	$22,069	$15,197	$43,048	$11,835	$—	$163,543
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Non-owner occupied:
Pass	$16,395	$37,241	$22,324	$23,564	$11,616	$34,570	$819	$—	$146,529
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total non-owner occupied	$16,395	$37,241	$22,324	$23,564	$11,616	$34,570	$819	$—	$146,529
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Farmland:
Pass	$1,543	$5,854	$5,867	$5,309	$2,280	$16,591	$1,201	$143	$38,788
Special Mention	—	—	—	—	—	11	—	—	11
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total Farmland	$1,543	$5,854	$5,867	$5,309	$2,280	$16,602	$1,201	$143	$38,799
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Land Development:
Pass	$4,449	$2,005	$353	$512	$285	$504	$4,507	$—	$12,615
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total Land Development	$4,449	$2,005	$353	$512	$285	$504	$4,507	$—	$12,615
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total:
Pass	$82,134	$89,978	$91,704	$58,160	$32,506	$96,654	$33,079	$236	$484,451
Special Mention	151	67	569	662	320	1,780	906	—	4,455
Substandard	—	—	—	8	—	254	—	—	262
Doubtful	—	—	—	14	—	51	64	—	129
Total	$82,285	$90,045	$92,273	$58,844	$32,826	$98,739	$34,049	$236	$489,297

Management monitors the credit risk profile by payment activity for residential and consumer loan classes. Loans past due 90 days or more and loans on nonaccrual are considered nonperforming. The following table presents the amortized cost of residential real estate and consumer loans based on payment status as of June 30, 2024:

							Revolving	Revolving
							Loans	Loans
	Term Loans by Origination Year						Amortized	Converted
	2024	2023	2022	2021	2020	Prior	Cost Basis	To Term	Total
1 – 4 family residential real estate:
Performing	$16,675	$23,451	$29,857	$54,816	$18,891	$28,792	$24,235	$81	$196,798
Nonperforming	—	—	277	—	—	68	—	—	345
Total 1-4 family residential real estate	$16,675	$23,451	$30,134	$54,816	$18,891	$28,860	$24,235	$81	$197,143
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer:
Performing	$29,800	$25,179	$12,422	$4,241	$586	$236	$194	$—	$72,658
Nonperforming	8	—	8	—	—	—	—	—	16
Total consumer	$29,808	$25,179	$12,430	$4,241	$586	$236	$194	$—	$72,674
Current year-to-date gross write-offs	$63	$140	$265	$56	$35	$1	$—	$—	$560
Total:
Performing	$46,475	$48,630	$42,279	$59,057	$19,477	$29,028	$24,429	$81	$269,456
Nonperforming	8	—	285	—	—	68	—	—	361
Total	$46,483	$48,630	$42,564	$59,057	$19,477	$29,096	$24,429	$81	$269,817

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2023 the recorded investment by risk category of loans by class of loans was as follows:

	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
Commercial	$110,928	$1,174	$573	$—	$151	112,826
Commercial real estate:
Construction	23,996	—	—	—	—	23,996
Other	310,427	7,097	468	51	662	318,705
1-4 Family residential real estate:
Owner occupied	2,013	—	17	—	156,407	158,437
Non-owner occupied	23,474	50	105	3	256	23,888
Construction	3,227	—	—	—	5,287	8,514
Consumer	597	—	—	—	64,997	65,594
Total	$474,662	$8,321	$1,163	$54	$227,760	711,960

Modifications to Borrowers Experiencing Financial Difficulty

Occasionally, the Company modifies loans to borrowers experiencing financial difficulty to maximize collection of loan balances by providing principal forgiveness, term extension, an other-than insignificant payment delay, or an interest rate reduction. In some cases, the Company may provide multiple types of concessions on one loan. If principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses. There were no modifications of loans to borrowers in financial distress completed during the twelve-month period ended June 30, 2024.

As of June 30, 2023, under previous accounting guidance for troubled debt restructurings (TDRs), the Company had $351 of loans classified as TDRs. There were no specific reserves allocated to these loans and TDRs were also included as impaired loans. For the year ended June 30, 2023, there were no loans modified that were classified as a TDR and there were no loans classified as TDRs for which there was a payment default within 12 months following the modification. A loan was considered in payment default once it was 90 days contractually past due under the modified terms.

Collateral Dependent Loans

A loan is considered to be collateral dependent when, based upon management's assessment, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. In such cases, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for estimated selling costs if satisfaction of the loan depends on the sale of the collateral. The following table presents the amortized cost of collateral dependent loans and the related allowance for credit losses allocated to these loans:

June 30, 2024:	Real Estate	Other	ACL
Commercial & Industrial	$—	$257	$67
Commercial real estate:
Owner occupied	189	—	—
Total loans	$189	$257	$67

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents information related to loans individually evaluated for impairment by class of loans as of and for the year ended June 30, 2023:

	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial	$404	$314	$—	$306	$37	$37
Commercial real estate:
Other	127	88	—	52	6	6
1-4 Family residential real estate:
Owner occupied	24	—	—	38	2	2
Non-owner occupied	3	3	—	29	—	—
Total	$558	$405	$—	$425	$45	$45

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4—PREMISES AND EQUIPMENT

Major classifications of premises and equipment were as follows as of June 30:

	2024	2023
Land	$2,417	$2,417
Land improvements	472	414
Building and leasehold improvements	15,944	15,973
Furniture, fixture and equipment	8,411	7,600
Total premises and equipment	27,244	26,404
Accumulated depreciation and amortization	(10,317)	(9,222)
Premises and equipment, net	$16,927	$17,182

Depreciation expenses were $1,095 and $1,051 for the years ended June 30, 2024 and 2023, respectively.

As of June 30, 2024, the Company leased real estate for seven office locations and various equipment under operating lease agreements. The lease agreements have maturity dates ranging from one year or less to May 31, 2035, including extension periods. Lease agreements for three locations have a lease term of 12 months or less and are therefore considered short-term leases. Most leases include one or more options to renew. The exercise of lease renewal options is typically at our sole discretion. The majority of renewals to extend the lease terms are included in our right-of-use assets and lease liabilities as they are reasonably certain of exercise. As most of our leases do not provide an implicit rate, we use the fully collateralized FHLB borrowing rate, commensurate with the lease terms based on the information available at the lease commencement date in determining the present value of the lease payments. The weighted average remaining life of the lease term for the leases with a term over 12 months was 7.25 years as of June 30, 2024 and the weighted-average discount rate was 1.94%.

Rent expense for all the operating leases was $245 and $254 for the twelve-month periods ended June 30, 2024 and 2023, respectively. As of June 30, 2024, the right-of-use asset, included in premises and equipment, was $777 and the lease liability, included in other liabilities, was $809.

Total estimated rental commitments for the operating leases with a term over 12 months were as follows as of June 30, 2024:

Period Ending June 30
2025	$163
2026	125
2027	115
2028	115
2029	88
Thereafter	255
Total undiscounted cash flows	$861
Less: present value discount	$(52)
Total lease liabilities	$809

NOTE 5 – GOODWILL AND ACQUIRED INTANGIBLE ASSETS

The balance of goodwill was $2,452 as of June 30, 2024 and 2023. The following table summarizes the Company’s acquired intangible assets as of June 30, 2024 and 2023.

	June 30, 2024		June 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core deposit intangible	$565	$208	$565	$151

Goodwill is not amortized but is evaluated for impairment on an annual basis or whenever events or changes in circumstances indicate the asset might be impaired. Impairment exists when a reporting unit’s carrying amount exceeds its fair value. For the goodwill impairment analysis, the Company is the only reporting unit. Management performed a quantitative impairment assessment at April 30, 2024. The assessment estimated fair value on an income approach that incorporated a discounted cash flow model that involved management assumptions based upon future growth and earnings projections. The results of the assessment indicated no impairment as of the measurement date. Goodwill is the only intangible asset on the Company’s balance sheet with an indefinite life. Management will continue to monitor its goodwill for possible impairment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The core deposit intangible asset is amortized on a straight-line basis over ten years. The Company recorded intangible amortization expense of $57 in 2024 and $56 in 2023. The intangible amortization expense is expected to be $57 per year for each of the next four fiscal years and $129 thereafter.

NOTE 6—DEPOSITS

Interest-bearing deposits as of June 30, 2024 and 2023 were as follows:

	2024	2023
Demand	$142,261	$152,053
Savings and money market	351,305	335,231
Time:
$250 and over	59,233	46,822
Other	195,094	167,521
Total	$747,893	$701,627

Scheduled maturities of time deposits at June 30, 2024 were as follows:

Twelve Months Ending June 30
2025	$243,472
2026	8,842
2027	1,240
2028	411
2029	271
Thereafter	91
$254,327

NOTE 7—SHORT-TERM BORROWINGS

Short-term borrowings consisted of federal funds purchased, repurchase agreements, a loan from the Federal Reserve Bank’s Bank Term Funding Program, and a line of credit for the Company. Information concerning all short-term borrowings at June 30, 2024 and 2023, maturing in less than one year is summarized as follows:

	2024	2023
Balance at June 30	$30,007	$26,367
Average balance during the year	27,041	22,603
Maximum month-end balance	36,902	26,367
Average interest rate during the year	2.60%	1.76%
Weighted average rate, June 30	2.97%	2.20%

In fiscal year 2024, the Company obtained a loan from the Federal Reserve Bank’s Bank Term Funding Program for $10,000. Also, the Company has an unsecured $5,000 line of credit to provide capital support to the holding company. The outstanding balance on the line of credit was zero as of June 30, 2024 and $1,200 as of June 30, 2023. Repurchase agreements are financing arrangements that mature daily and are used to facilitate the needs of our customers. Physical control of all the securities is maintained for all securities pledged to secure repurchase agreements. Available-for-sale securities pledged for repurchase agreements as of June 30, 2024 and 2023 are presented in the following table:

	Overnight and Continuous
	2024	2023
U.S. government-sponsored entities and agencies pledged	$3,835	$3,730
Residential mortgage-backed securities pledged	17,911	19,648
Commercial mortgage-backed securities	3,401	3,641
Total pledged	$25,147	$27,019
Repurchase agreements	$18,307	$23,783

Total interest expense on short-term borrowings was $702 and $397 for the years ended June 30, 2024 and 2023, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8—FEDERAL HOME LOAN BANK ADVANCES

A summary of Federal Home Loan Bank (FHLB) advances were as follows:

			June 30, 2024		June 30, 2023
	Stated Interest Rate Range			Weighted Average		Weighted Average
Advance Type	From	To	Amount	Rate	Amount	Rate
Fixed rate, amortizing	1.37%	1.37%	$109	1.37%	$176	1.37%
Fixed rate	0.90	1.18	8,000	1.04	8,000	1.04
Variable rate	5.46	5.46	5,600	5.46	600	5.19

Each fixed rate advance has a prepayment penalty equal to the present value of 100% of the lost cash flow based upon the difference between the contract rate on the advance and the current rate on a comparable new advance. The following table is a summary of the scheduled principal payments for all advances as of June 30, 2024:

Twelve Months Ending June 30	Principal Payments
2025	$9,600
2026	109
2027	—
2028	—
2029	—
Thereafter	4,000
Total	$13,709

Pursuant to collateral agreements with FHLB, advances are secured by all the stock invested in the FHLB and certain qualifying first mortgage and multi-family loans. The advances were collateralized by $182,257 and $169,993 of first mortgage and multi-family loans under a blanket lien arrangement at June 30, 2024 and 2023, respectively. Based on this collateral, the Bank was eligible to borrow up to a total of $99,814 in additional advances at June 30, 2024.

NOTE 9—EMPLOYEE BENEFIT PLANS

The Bank maintains a 401(k) savings and retirement plan that permits eligible employees to make before- or after-tax contributions to the plan, subject to the dollar limits from Internal Revenue Service regulations. The Bank matches 100% of the employee’s voluntary contributions to the plan based on the amount of each participant’s contributions up to a maximum of 4% of eligible compensation. All regular full-time and part-time employees who complete 90 days of service and are at least 18 years of age are eligible to participate. Amounts charged to operations were $417 and $390 for the years ended June 30, 2024 and 2023, respectively.

The Bank maintains a nonqualified Salary Continuation Plan (SCP) to reward and encourage certain Bank executives to remain employees of the Bank. The SCP is considered an unfunded plan for tax and Employee Retirement Income Security Act (ERISA) purposes and all obligations arising under the SCP are payable from the general assets of the Company. The estimated present value of future benefits to be paid to certain current and former executives totaled $3,997 as of June 30, 2024 and $3,687 as of June 30, 2023 and is included in other liabilities. For purposes of calculating the present value of future benefits, a discount rate of 6.0% was used to project the liability through June 30, 2024 and 5.75% was used at June 30, 2023. For the years ended June 30, 2024 and 2023, $452 and $256, respectively, have been charged to expense in connection with the SCP. Distributions to participants were $142 for the fiscal year ended June 30, 2024 and $133 for the fiscal year ended June 30, 2023.

The Amended and Restated 2010 Omnibus Incentive Plan (2010 Plan) is a nonqualified share-based compensation plan. The 2010 Plan was established to promote alignment between key employees’ performance and the Company’s shareholder interests by motivating performance through the award of stock-based compensation. The purpose of the 2010 Plan was to attract, retain, and motivate talented employees and compensate outside directors for their service to the Company. The 2010 Plan was approved by the Company’s shareholders. The Compensation Committee of the Company’s Board of Directors has sole authority to select the employees, establish the awards to be issued, and approve the terms and conditions of each award contract.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the 2010 Plan, the Company could grant, among other things, nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, or any combination thereof to any employee and outside director. Each award was evidenced by an award agreement that specifies the number of shares awarded, the vesting period, the performance requirements, and such other provisions as the Compensation Committee determines. Upon a change-in-control of the Company, as defined in the 2010 Plan, all outstanding awards immediately vest.

The Company has granted restricted stock awards and restricted stock units to certain employees and directors. Restricted stock units and awards are issued at no cost to the recipient and can be settled in shares or cash at the end of the vesting period depending on the type of award. Restricted stock awards are made at the end of the measurement period once certain specified performance targets as established by the Compensation Committee are achieved with some awards fully vesting on the date of grant and others vesting 25% on the grant date, with the remaining vesting 25% per year over a three-year period. Restricted stock awards provide the holder with dividends during the vesting period. Cash dividends are reinvested into shares of stock and are subject to the same restrictions and vesting as the initial award. Restricted stock units begin to vest at the end of the measurement period once certain specified performance targets as established by the Compensation Committee are achieved. Some units, primarily the awards made to directors and senior management, are 100% vested at the end of the measurement period. For other unit awards, primarily the awards made to executive management, 25% vest at the end of the performance period, with the remaining vesting 25% per year over a three-year period. The fair value of the restricted stock units and awards, which is used to measure compensation expense, is the closing market price of the Company’s common stock on the date of the grant and compensation expense is recognized over the vesting period. All dividends are forfeitable in the event the shares do not vest.

The following table summarizes the status of the restricted stock awards and restricted stock units:

	Restricted Stock Awards	Weighted- Average Grant Date Fair Value Per Share	Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share
Outstanding at June 30, 2023	23,044	$19.46	9,078	$18.74
Granted	—	—	—	—
Vested	(10,283)	19.24	(3,027)	18.74
Non-vested at June 30, 2024	12,761	$19.65	6,051	$18.74

There was $229 in expense recognized in fiscal year 2024 and $579 in expense recognized in fiscal year 2023 in connection with the restricted stock units and awards. As of June 30, 2024, there was $240 of total unrecognized compensation expense related to non-vested shares and a weighted-average expense recognition period of 1.3 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10—INCOME TAXES

The provision for income taxes consisted of the following for the years ended June 30, calculated utilizing a statutory federal income tax rate of 21.0%:

	2024	2023
Current income taxes	$2,087	$2,344
Deferred income tax benefit	(242)	(96)
Total income tax expense	$1,845	$2,248

The net deferred income tax asset (liability) consisted of the following components at June 30:

	2024	2023
Deferred tax assets:
Allowance for credit losses	$1,743	$1,622
Deferred compensation	1,026	986
Partnership investment	154	—
Deferred income	132	31
Non-accrual loan interest income	22	20
Net unrealized securities loss	7,532	7,964
Other	3	3
Gross deferred tax asset	10,612	10,626

Deferred tax liabilities:
Depreciation	(776)	(783)
Loan fees	(663)	(640)
FHLB stock dividends	(102)	(102)
Prepaid expenses	(176)	(150)
Intangible assets	(258)	(199)
Gross deferred tax liabilities	(1,975)	(1,874)
Net deferred asset	$8,637	$8,752

The difference between the provision for income taxes and amounts computed by applying the statutory income tax rate of 21.0% to income before taxes consisted of the following for the years ended June 30:

	2024	2023
Income taxes computed at the statutory rate on pretax income	$2,189	$2,714
Tax exempt income	(221)	(400)
Cash surrender value income	(58)	(55)
Affordable housing tax credit	(66)	—
Tax credit	(16)	(17)
Other non-deductible expenses	17	6
Total income tax expense	$1,845	$2,248

The effective tax rate was 17.7% for the year ended June 30, 2024 compared to 17.4% for the year ended June 30, 2023. At June 30, 2024 and June 30, 2023, the Company had no unrecognized tax benefits recorded. The Company does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months. There were no interest or penalties recorded for the years ended June 30, 2024 and 2023 and there were no amounts accrued for interest and penalties at June 30, 2024 and 2023.

The Company and the Bank are subject to U.S. federal income tax as an income-based tax and a capital-based financial institutions tax in the State of Ohio. The Company and the Bank are no longer subject to examination by taxing authorities for years before 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11—RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Bank has granted loans to certain executive officers, directors, and their affiliates. A summary of activity during the year ended June 30, 2024 of related party loans were as follows:

Principal balance, July 1	$2,657
New loans, net of refinancing	185
Repayments	(729)
Principal balance, June 30	$2,113

Deposits from executive officers, directors and their affiliates totaled $5,569 at June 30, 2024 and $6,100 at June 30, 2023.

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

As of fiscal year-end 2024 and 2023, the Company met the definition of a Small Bank Holding Company and, therefore, was exempt from maintaining consolidated regulatory capital ratios. Instead, regulatory capital ratios only apply at the subsidiary bank level. The Basel III Capital Rules include a capital conservation buffer of 2.5% that is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of Common Equity Tier 1 capital to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of June 30, 2024, the Bank met all capital adequacy requirements to which it was subject.

The following table presents actual and required capital ratios as of June 30, 2024 and June 30, 2023 for the Bank:

	Actual		Minimum Capital Required – Basel III (1)		Minimum Required To Be Considered Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2024
Common equity Tier 1 to risk-weighted assets	$89.2	11.07%	$36.2	4.50%	$52.4	6.50%
Tier 1 capital to risk weighted assets	89.2	11.07	48.3	6.00	64.4	8.00
Total capital to risk weighted assets	97.2	12.07	64.4	8.00	80.6	10.00
Tier 1 capital to average assets	89.2	7.98	44.7	4.00	55.9	5.00

	Actual		Minimum Capital Required - Basel III (1)		Minimum Required To Be Considered Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2023
Common equity Tier 1 to risk-weighted assets	$83.5	11.05%	$34.0	4.50%	$49.1	6.50%
Tier 1 capital to risk weighted assets	83.5	11.05	45.4	6.00	60.5	8.00
Total capital to risk weighted assets	91.2	12.07	60.5	8.00	75.6	10.00
Tier 1 capital to average assets	83.5	7.72	43.3	4.00	54.1	5.00
(1)	These amounts exclude the capital conservation buffer.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of the latest regulatory examination, the Bank was categorized as well capitalized. There are no conditions or events since that examination that management believes may have changed the Bank’s category.

The Company’s principal source of funds for dividend payment is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. As of June 30, 2024 the Bank could, without prior approval, declare a dividend of approximately $18,593.

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

The Bank evaluates each customer’s credit on a case-by-case basis. The amount of collateral obtained is based on management’s credit evaluation of the customer. The amount of commitments to extend credit and the exposure to credit loss for non-performance by the customer (before considering collateral) was $144,616 and $142,767 as of June 30, 2024 and 2023, respectively. As of June 30, 2024, $130,955 of the commitments carried variable rates and $13,661 carried fixed rates with interest rates ranging from 3.05% to 10.50% with maturity dates from July 2024 to January 2056. As of June 30, 2023, $126,698 of the commitments carried variable rates and $16,069 carried fixed rates with interest rates ranging from 3.05% to 11.00% with maturity dates from July 2023 to August 2060. Financial standby letters of credit were $1,180 and $1,178 as of June 30, 2024 and 2023, respectively. In addition, commitments to extend credit of $11,298 and $11,834 as of June 30, 2024 and 2023, respectively, were available to checking account customers related to the overdraft protection program. Since some loan commitments expire without being used, the amount does not necessarily represent future cash commitments.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and liabilities measured at fair value on a recurring basis are summarized below, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value Measurements at June 30, 2024 Using
Assets:	Balance at June 30, 2024	Level 1	Level 2	Level 3
Obligations of U.S. treasury	$6,252	$6,252	$—	—
Obligations of U.S. government-sponsored entities and agencies	24,667	—	24,667	—
Obligations of states and political subdivisions	77,730	—	77,730	—
U.S. government-sponsored mortgage-backed securities - residential	79,367	—	79,367	—
U.S. government-sponsored mortgage-backed securities - commercial	6,832	—	6,832	—
U.S. government-sponsored collateralized mortgage obligations	54,668	—	54,668	—
Other debt securities	15,286	—	15,286	—
Equity securities	381	—	381	—

	Fair Value Measurements at June 30, 2023 Using
Assets:	Balance at June 30, 2023	Level 1	Level 2	Level 3
Obligations of U.S. treasury	$8,408	$8,408	$—	—
Obligations of U.S. government-sponsored entities and agencies	25,692	—	25,692	—
Obligations of states and political subdivisions	83,972	—	83,972	—
U.S. government-sponsored mortgage-backed securities - residential	89,635	—	89,635	—
U.S. government-sponsored mortgage-backed securities – commercial	6,795	—	6,795	—
U.S. government-sponsored collateralized mortgage obligations	50,070	—	50,070	—
Other debt securities	15,033	—	15,033	—
Equity securities	386	—	386	—

There were no transfers between Level 1 and Level 2 during the 2024 or the 2023 fiscal year.

Certain assets and liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. Assets and liabilities measured at fair value on a non-recurring basis include the following:

Collateral Dependent Loans: The fair value of collateral dependent loans with specific allocations of the allowance for credit losses is generally based on recent real estate appraisals. Collateral dependent individually evaluated loans carried at fair value generally receive specific allocations of the allowance for loan losses or are charged down to their fair value. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. There were no collateral dependent individually evaluated loans measured at fair value on a non-recurring basis at June 30, 2024. There were no impaired loans measured at fair value on a non-recurring basis at June 30, 2023.

Other Real Estate and Repossessed Assets Owned: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. Subsequent to their initial recognition, these assets are remeasured at fair value, which is the lower of cost or fair value less estimated costs to sell, through a write-down included in other non-interest expenses. Real estate owned properties and other repossessed assets, which are primarily vehicles, are evaluated on a quarterly basis for additional impairment and adjusted accordingly. There were no such fair value measurement adjustments recorded during June 30, 2024 or June 30, 2023. As of June 30, 2024 there were no other real estate owned and other repossessed assets. As of June 30, 2023 the balance of other real estate owned was $124.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the estimated fair values of financial instruments that are reported at amortized cost in the Company’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	2024		2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Level 1 inputs:
Cash and cash equivalents	$17,723	$17,723	$11,755	$11,755
Level 2 inputs:
Certificates of deposit in other financial institutions	—	—	2,501	2,450
Loans held for sale	908	920	764	774
Accrued interest receivable	3,560	3,560	3,024	3,024
Level 3 inputs:
Securities held-to-maturity	6,054	5,530	6,970	6,294
Loans, net	751,184	714,205	702,638	656,737
Financial Liabilities:
Level 2 inputs:
Demand and savings deposits	718,653	718,653	738,190	738,190
Time deposits	254,327	253,458	214,343	211,856
Short-term borrowings	30,007	30,007	26,367	26,367
Federal Home Loan Bank advances	13,709	12,672	8,776	7,678
Accrued interest payable	915	915	344	344

The assumptions used to estimate fair value are described as follows:

Cash and cash equivalents: The carrying value of cash and deposits in other financial institutions were considered to approximate fair value resulting in a Level 1 classification.

Certificates of deposit in other financial institutions: Fair value of certificates of deposit in other financial institutions was estimated using current rates for deposits of similar remaining maturities resulting in a Level 2 classification.

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

Time deposits: Fair value of fixed-maturity certificates of deposit was estimated using the rates offered at June 30, 2024 and 2023 for deposits of similar remaining maturities, resulting in Level 2 classification. Estimated fair value does not include the benefit that results from low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market.

Federal Home Loan Bank advances: Fair value of Federal Home Loan Bank advances was estimated using current rates at June 30, 2024 and 2023 for similar financing resulting in a Level 2 classification.

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

NOTE 15—AFFORDABLE HOUSING TAX CREDIT PARTNERSHIP

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

The Company uses the proportional amortization method to account for its investment. The investment is included in other assets and the unfunded commitment is included in other liabilities. As a limited partner, there is no recourse to the Company by the creditors of the limited partnership; however, the tax credits are generally subject to recapture should the partnership fail to comply with the applicable government regulations.

The following table summarizes the balances of the affordable housing tax credit investment and related unfunded commitment at June 30, 2024 and June 30, 2023.

	June 30, 2024	June 30, 2023
Affordable housing tax credit investment	$10,250	$10,250
Less: amortization	(397)	—
Net affordable housing tax credit investment	$9,853	$10,250
Unfunded commitments	$8,279	$9,668

The following summarizes other information relating to the affordable housing tax credit investment for the twelve- month periods ended June 30, 2024 and 2023.

	Twelve Months Ended June 30,
	2024	2023
Tax credits and other tax benefits recognized	$463	$—
Proportional amortization expense included in provision for income taxes	397	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16—PARENT COMPANY FINANCIAL STATEMENTS

The condensed financial information of Consumers Bancorp. Inc. (parent company only) follows:

Condensed Balance Sheets	June 30, 2024	June 30, 2023
Assets:
Cash	$29	$26
Equity securities, at fair value	381	386
Other assets	51	22
Investment in subsidiary	63,349	56,328
Total assets	$63,810	$56,762
Liabilities and Shareholders’ Equity:
Short-term borrowings	$—	$1,200
Other liabilities	125	78
Shareholders’ equity	63,685	55,484
Total liabilities & shareholders’ equity	$63,810	$56,762

Condensed Statements of Income and Comprehensive Income	Year Ended June 30, 2024	Year Ended June 30, 2023
Cash dividends from Bank subsidiary	$3,205	$1,575
Dividend income	33	33
Net change in market value of equity securities	(5)	(14)
Other income	—	14
Interest expense	(43)	(75)
Other expense	(371)	(295)
Income before income taxes and equity in undistributed net income of subsidiary	2,819	1,238
Income tax benefit	(84)	(76)
Income before equity in undistributed net income of Bank subsidiary	2,903	1,314
Equity in undistributed net income of subsidiary	5,677	9,360
Net income	$8,580	$10,674
Comprehensive income	$10,209	$2,819

Condensed Statements of Cash Flows	Year Ended June 30, 2024	Year Ended June 30, 2023
Cash flows from operating activities:
Net income	$8,580	$10,674
Equity in undistributed net income of Bank subsidiary	(5,677)	(9,360)
Net change in market value of equity securities	5	14
Change in other assets and liabilities	18	(3)
Net cash flows from operating activities	2,926	1,325
Cash flows from financing activities:
Dividends paid	(2,246)	(2,095)
Restricted stock expense	62	159
Issuance of stock-based incentive plan shares	2	—
Net change in short-term borrowings	(1,200)	(70)
Proceeds from dividend reinvestment and stock purchase plan	264	238
Issuance of treasury stock for stock awards	195	393
Net cash flows from financing activities	(2,923)	(1,375)
Change in cash and cash equivalents	3	(50)
Beginning cash and cash equivalents	26	76
Ending cash and cash equivalents	$29	$26

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17—EARNINGS PER SHARE

Basic earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period and is equal to net income divided by the weighted average number of shares outstanding during the period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares that may be issued upon the vesting of restricted stock awards and restricted stock units. There were 6,642 shares of restricted stock and 6,051 restricted stock units that were anti-dilutive for the year ending June 30, 2024. There were 14,800 shares of restricted stock and 9,078 restricted stock units that were anti-dilutive for the year ending June 30, 2023. The following table details the calculation of basic and diluted earnings per share:

	For the year Ended June 30,
	2024	2023
Basic:
Net income available to common shareholders	$8,580	$10,674
Weighted average common shares outstanding	3,109,263	3,090,187
Basic income per share	$2.76	$3.45

Diluted:
Net income available to common shareholders	$8,580	$10,674
Weighted average common shares outstanding	3,109,263	3,090,187
Dilutive effect of restricted stock	—	—
Total common shares and dilutive potential common shares	3,109,263	3,090,187
Dilutive income per share	$2.76	$3.45

NOTE 18–ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive income related to unrealized gains (losses) on available-for-sale securities for the periods ended June 30, 2024 and June 30, 2023, were as follows:

	Pretax	Tax Effect	After-tax	Affected Line Item in Consolidated Statements of Income

Balance as of June 30, 2022	$(27,982)	$5,876	$(22,106)
Unrealized holding loss on available-for-sale securities arising during the period	$(9,929)	$2,085	$(7,844)
Amounts reclassified from accumulated other comprehensive income	(14)	3	(11)	(a)(b)
Net current period other comprehensive loss	(9,943)	2,088	(7,855)
Balance as of June 30, 2023	$(37,925)	$7,964	$(29,961)
Unrealized holding gain on available-for-sale securities arising during the period	$1,981	$(415)	$1,566
Amounts reclassified from accumulated other comprehensive loss	80	(17)	63	(a)(b)
Net current period other comprehensive income	2,061	(432)	1,629
Balance as of June 30, 2024	$(35,864)	$7,532	$(28,332)

(a) Securities gain, net

(b) Income tax expense

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 – REVENUE RECOGNITION

The Company accounts for revenues from contracts with customers under ASC 606, Revenue from Contracts with Customers. Interest income, net securities gains (losses), gains from the sale of mortgage loans and bank-owned life insurance are not included within the scope of ASC 606. For the revenue streams in the scope of ASC 606, service charges on deposits and electronic banking fees, there are no significant judgments related to the amount and timing of revenue recognition. All the Company's revenue from contracts with customers is recognized within noninterest income.

Service charges on deposit accounts: The Company earns fees from its deposit customers for transaction-based, account maintenance and overdraft services. Transaction-based fees, which include services such as stop payment charges, statement rendering and other fees, are recognized at the time the transaction is executed as that is the point in time the Company fulfills the customer's request. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Company satisfies the performance obligation. Overdraft fees are recognized at the point in time that the overdraft occurs. Service charges on deposits are withdrawn from the customer's account balance.

Interchange income: The Company earns interchange income from cardholder transactions conducted through the various payment networks. Interchange income from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. The gross amount of these fees are processed through noninterest income.

Other income: Other noninterest income consists of other recurring revenue streams such as check order fees, wire transfer fees, and other miscellaneous revenue streams. Check order income mainly represents fees charged to customers for checks. Wire transfer fees represent revenue from processing wire transfers.

The following table presents the Company's sources of noninterest income for the years ended June 30, 2024 and 2023.

	For the year Ended June 30,
	2024	2023
Noninterest income
In scope of Topic 606:
Service charges on deposit accounts	$1,684	$1,598
Debit card interchange income	2,312	2,181
Other income	387	360

Noninterest income (in scope of Topic 606)	4,383	4,139
Noninterest income (out-of-scope of Topic 606)	513	608

Total noninterest income	$4,896	$4,747

Item 9—Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A—Controls and Procedures

Evaluation of Disclosure Controls and Procedures

With the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934) was performed, as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2024 based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in 2013. Based on that assessment, we have concluded that, as of June 30, 2024, our internal control over financial reporting is effective based on those criteria.

Changes In Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the fourth quarter of fiscal year 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B—Other Information

None.

Item 9C—Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10— Directors, Executive Officers and Corporate Governance

The information required by this item is set forth in the Company’s Proxy Statement dated September 6, 2024, under the captions “Election of Directors,” “Directors and Executive Officers,” “The Board of Directors and its Committees,” “Delinquent Section 16(a) Reports,” and “Certain Transactions and Relationships and Legal Proceedings,” and is incorporated herein by reference.

The Company’s Code of Ethics Policy, which is applicable to all directors, officers and employees of the Company, and its Code of Ethics for Principal Financial Officers, which is applicable to the principal executive officer and the principal financial officer, are each available on the Investor Relations section under Governance Documents of the Company’s website (www.consumers.bank). Copies of either of the Code of Ethics Policies are also available in print to shareholders upon request, addressed to the Corporate Secretary at Consumers Bancorp, Inc., 614 East Lincoln Way, Minerva, Ohio 44657. The Company intends to post amendments to or waivers from either of its Code of Ethics Policies on its website.

Item 11—Executive Compensation

The information required by this item is set forth in the Company’s Proxy Statement dated September 6, 2024 under the captions “Director Compensation,” “Executive Compensation,” “Defined Contribution Plan,” “Outstanding Equity Awards at Fiscal Year-End,” and “Salary Continuation Program,” and is incorporated herein by reference.

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth information about common stock authorized for issuance, segregated between stock-based compensation plans approved by shareholders and stock-based compensation plans not approved by shareholders, as of June 30, 2024. Additional information regarding stock-based compensation plans is presented in Note 9 - Employee Benefit Plans to the Consolidated Financial Statements located elsewhere in this report.

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

The remaining information required by this item is set forth in the Company’s Proxy Statement, dated September 6, 2024 under the caption “Security Ownership of Certain Beneficial Owners,” and is incorporated herein by reference.

Item 13—Certain Relationships and Related Transactions, and Director Independence

The information required by this item is set forth in the Company’s Proxy Statement, dated September 6, 2024, under the caption “Certain Transactions and Relationships and Legal Proceedings,” and is incorporated herein by reference.

Item 14— Principal Accountant Fees and Services

Our independent registered public accounting firm is Plante & Moran, PLLC, Cleveland, OH (PCAOB ID: 00166).

The information required by this item is set forth in the Company’s Proxy Statement, dated September 6, 2024, under the caption “Principal Accountant Fees and Services,” and is incorporated herein by reference.

PART IV

Item 15— Exhibit and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	The report of independent registered accounting firm and the consolidated financial statements appearing in Item 8.

(2)	Financial statement schedules are omitted as they are not required or are not applicable, or the required information is included in the financial statements.

(3)	The exhibits required by this item are listed in the Exhibit Index of this Form 10-K.

(b)	The exhibits to this Form 10-K begin on page 66 of this report.

(c)	See Item 15(a)(2) above.

Item 16—Form 10-K Summary

Not applicable.

EXHIBIT INDEX

Number	Description of Document
2.1

Agreement and Plan of Merger by and among Consumers Bancorp, Inc., Consumers National Bank, Peoples Bancorp of Mt. Pleasant, Inc., and The Peoples National Bank of Mount Pleasant, dated June 14, 2019. Reference is made to the Registration Statement on S-4 (File No. 333-233306) filed on August 15, 2019.

3.1	Amended and Restated Articles of Incorporation of the Company. Reference is made to Form 10-Q (File No. 033-79130) of the Company filed November 8, 2019, which is incorporated herein by reference.

3.2	Amended and Restated Code of Regulations of the Company. Reference is made to Form 10-K (File No. 033-79130) of the Company filed September 15, 2008, which is incorporated herein by reference.

4	Form of Certificate of Common Shares. Reference is made to Form 10-KSB (File No. 033-79130) of the Company filed September 30, 2002, which is incorporated herein by reference.

4.1	Description of Securities of Consumers Bancorp, Inc. Reference is made to Form 10-K of the Company filed September 23, 2020, which is incorporated herein by reference.

10.3

Lease Agreement entered into between Furey Holdings, LLC and Consumers National Bank on December 23, 2005. Reference is made to Form 10-Q (File No. 033-79130) of the Company filed February 14, 2006, which is incorporated herein by reference.

10.8

Consumers Bancorp 2010 Omnibus Incentive Plan Form of Restricted Stock Award Agreement. Reference is made to Form 8-K (File No. 033-79130) of the Company filed September 16, 2011, which is incorporated herein by reference.

10.10

First Amendment dated June 13, 2018, to Lease Agreement entered into between Furey Holdings, LLC and Consumers National Bank on December 23, 2005. Reference is made to Form 8-K (File No. 033-79130) of the Company filed June 15, 2018, which is incorporated herein by reference.

10.11	Form of Salary Continuation Agreement. Reference is made to Form 8-K (File No. 033-79130) of the Company filed December 29, 2020, which is incorporated herein by reference.

10.12

Branch Purchase and Assumption Agreement entered into with CFBank National Association on December 29, 2020. Reference is made to Form 10-Q (File No. 033-79130) of the Company filed February 12, 2021, which is incorporated herein by reference.

10.13

Consumers Bancorp Amended and Restated 2010 Omnibus Incentive Plan. Reference is made to the Definitive Proxy Statement for the 2022 Annual Meeting of Shareholders (File No. 033-79130) of the Company filed September 15, 2022, which is incorporated herein by reference.

19

Consumers Bancorp, Inc. Insider Trading and Section 16 Reporting Policy. Reference is made to Form 10-K (File No. 033-79130) of the Company filed September 7, 2023, which is incorporated herein by reference.

21	Subsidiaries of Consumers Bancorp, Inc. Filed with this Annual Report on Form 10-K.

23	Consent of Plante & Moran, PLLC

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Consumers Bancorp, Inc. Clawback Policy

101.INS	Inline XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document) (1)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document (1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.1)
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

CONSUMERS BANCORP, INC.

Date: September 6, 2024	By:	/s/ Ralph J. Lober, II
President and Chief Executive Officer (principal executive officer)

	By:	/s/ Renee K. Wood
Chief Financial Officer and Treasurer (principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 6, 2024.

Signatures	Signatures

/s/ Frank L. Paden	/s/ Ralph J. Lober, II
Frank L. Paden Chairman of the Board of Directors	Ralph J. Lober, II President, Chief Executive Officer and Director (principal executive officer)

/s/ Renee K. Wood	/s/ Ann M. Gano
Renee K. Wood Chief Financial Officer and Treasurer (principal financial officer)	Ann M. Gano Director

/s/ Joseph A. Gerzina	/s/ Bradley Goris
Joseph A. Gerzina Director	Bradley Goris Director

/s/ Richard T. Kiko, Jr.	/s/ Shawna L. L’Italien
Richard T. Kiko, Jr. Director	Shawna L. L’Italien Director

/s/ Laurie L. McClellan	/s/ John W. Parkinson
Laurie L. McClellan Director	John W. Parkinson Director

/s/ Harry W. Schmuck, Jr.	/s/ Michael A. Wheeler
Harry W. Schmuck, Jr. Director	Michael A. Wheeler Director