Form 10-Q
period 2024-09-30
CONSUMERS BANCORP INC /OH/
filed 2024-11-08
CIK 1006830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024

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

There were 3,127,770 shares of Registrant’s common stock, no par value, outstanding as of November 8, 2024.

CONSUMERS BANCORP, INC. FORM 10-Q QUARTER ENDED September 30, 2024

Table of Contents

Page Number (s)

Part I – Financial Information

Item 1 – Financial Statements
Consolidated Balance Sheets at September 30, 2024 and June 30, 2024	1

Consolidated Statements of Income for the three months ended September 30, 2024 and 2023 (unaudited)	2

Consolidated Statements of Comprehensive Income for the three months ended September 30, 2024 and 2023 (unaudited)	3

Consolidated Statements of Changes in Shareholders’ Equity for the three months ended September 30, 2024 and 2023 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2024 and 2023 (unaudited)	5

Notes to the Consolidated Financial Statements (unaudited)	6-21

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	22-29

Item 3 – Not Applicable for Smaller Reporting Companies

Item 4 – Controls and Procedures	30
Part II – Other Information
Item 1 – Legal Proceedings	31

Item 1A – Not Applicable for Smaller Reporting Companies	31

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3 – Defaults Upon Senior Securities	31
,
Item 4 – Mine Safety Disclosure	31

Item 5 – Other Information	31

Item 6 – Exhibits	31

Signatures	32

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

CONSUMERS BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)	September 30, 2024 (unaudited)	June 30, 2024
ASSETS
Cash on hand and noninterest-bearing deposits in financial institutions	$20,296	$17,709
Federal funds sold and interest-bearing deposits in financial institutions	6,629	14
Total cash and cash equivalents	26,925	17,723
Securities, available-for-sale	272,757	264,802
Securities, held-to-maturity (fair value of $5,625 at September 30, 2024 and $5,530 at June 30, 2024)	5,948	6,054
Equity securities, at fair value	381	381
Federal bank and other restricted stocks, at cost	2,072	2,186
Loans held for sale	2,240	908
Total loans	766,473	759,114
Less allowance for credit losses	(7,948)	(7,930)
Net loans	758,525	751,184
Cash surrender value of life insurance	12,967	10,500
Premises and equipment, net	17,631	16,927
Goodwill	2,452	2,452
Core deposit intangible, net	343	357
Accrued interest receivable and other assets	21,612	23,615
Total assets	$1,123,853	$1,097,089

LIABILITIES
Deposits
Noninterest-bearing demand	$238,543	$225,087
Interest bearing demand	142,459	142,261
Savings	354,272	351,305
Time	263,618	254,327
Total deposits	998,892	972,980

Short-term borrowings	27,101	30,007
Federal Home Loan Bank advances	8,087	13,709
Accrued interest and other liabilities	16,472	16,708
Total liabilities	1,050,552	1,033,404
Commitments and contingent liabilities	—	—

SHAREHOLDERS’ EQUITY
Preferred stock (no par value, 350,000 shares authorized, none outstanding)	—	—
Common stock (no par value, 8,500,000 shares authorized; 3,176,409 and 3,172,227 shares issued as of September 30, 2024 and June 30, 2024, respectively)	21,350	21,178
Retained earnings	73,176	71,534
Treasury stock, at cost (48,639 common shares as of September 30, 2024 and June 30, 2024)	(644)	(695)
Accumulated other comprehensive loss	(20,581)	(28,332)
Total shareholders’ equity	73,301	63,685
Total liabilities and shareholders’ equity	$1,123,853	$1,097,089

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months ended September 30,
(Dollars in thousands, except per share amounts)	2024	2023

Interest and dividend income
Loans, including fees	$10,939	$9,697
Securities, taxable	1,571	1,449
Securities, tax-exempt	441	469
Equity securities	8	8
Federal bank and other restricted stocks	40	41
Federal funds sold and other interest-bearing deposits	155	71
Total interest and dividend income	13,154	11,735
Interest expense
Deposits	4,878	3,417
Short-term borrowings	200	126
Federal Home Loan Bank advances	33	38
Total interest expense	5,111	3,581
Net interest income	8,043	8,154
Provision for credit losses on loans	77	40
Provision for credit losses on unfunded commitments	(45)	79
Net interest income after provision for credit losses	8,011	8,035

Noninterest income
Service charges on deposit accounts	450	426
Debit card interchange income	617	552
Mortgage banking activity	133	98
Bank owned life insurance income	92	68
Securities losses, net	—	(79)
Other	101	92
Total noninterest income	1,393	1,157

Noninterest expenses
Salaries and employee benefits	3,764	3,498
Occupancy and equipment	884	784
Data processing expenses	211	196
Debit card processing expenses	362	312
Professional and director fees	306	236
FDIC assessments	207	189
Franchise taxes	40	96
Marketing and advertising	177	228
Telephone and network communications	89	88
Amortization of intangible	14	14
Other	634	624
Total noninterest expenses	6,688	6,265
Income before income taxes	2,716	2,927
Income tax expense	480	517
Net income	$2,236	$2,410

Basic and diluted earnings per share	$0.72	$0.78

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Dollars in thousands)	Three Months Ended September 30,
	2024	2023

Net income	$2,236	$2,410

Other comprehensive income (loss), net of tax:
Net change in unrealized losses on securities available-for-sale:
Unrealized gains (losses) arising during the period	9,813	(9,852)
Reclassification adjustment for net losses included in income	—	79
Net unrealized gains (losses)	9,813	(9,773)
Income tax effect	(2,062)	2,053
Other comprehensive income (loss)	7,751	(7,720)

Total comprehensive income (loss)	$9,987	$(5,310)

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (continued)

(Unaudited)

(Dollars in thousands, except per share data)	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, June 30, 2024	$21,178	$71,534	$(695)	$(28,332)	$63,685
Net income	—	2,236	—	—	2,236
Other comprehensive income	—	—	—	7,751	7,751
3,553 shares associated with vested restricted stock awards	27	—	51	—	78
Restricted stock expense	73	—	—	—	73
Issuance of 4,182 shares associated with dividend reinvestment plan and stock purchase plan	72	—	—	—	72
Cash dividends declared ($0.19 per share)	—	(594)	—	—	(594)
Balance, September 30, 2024	$21,350	$73,176	$(644)	$(20,581)	$73,301

(Dollars in thousands, except per share data)	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, June 30, 2023	$20,769	$65,200	$(809)	$(29,961)	$55,199
Net income	—	2,410	—	—	2,410
Other comprehensive loss	—	—	—	(7,720)	(7,720)
5,676 shares associated with vested stock awards	47	—	62	—	109
Issuance of 8,519 stock-based incentive plan shares, net of forfeitures	2	—	—	—	2
Restricted stock expense	50	—	—	—	50
Issuance of 3,786 shares associated with dividend reinvestment plan and stock purchase plan	65	—	—	—	65
Cash dividends declared ($0.18 per share)	—	(560)	—	—	(560)
Balance, September 30, 2023	$20,933	$67,050	$(747)	$(37,681)	$49,555

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)	Three Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net cash from operating activities	$1,142	$3,654
Cash flow from investing activities
Purchases of securities, available-for-sale	(6,631)	(1,603)
Maturities, calls and principal pay downs of securities, available-for-sale	8,423	6,168
Sale of securities, available-for-sale	—	4,002
Principal pay downs of securities, held-to-maturity	106	104
Net decrease in certificates of deposit in other financial institutions	—	8
Net change in Federal Home Loan Bank stock, at cost	114	186
Net increase in loans	(7,418)	(7,593)
Purchase of bank owned life insurance	(2,375)	—
Premises and equipment purchases	(1,021)	(332)
Net cash used in (from) investing activities	(8,802)	940
Cash flow from financing activities
Net increase in deposit accounts	25,912	8,841
Net change in short-term borrowings	(2,906)	(4,422)
Repayments of Federal Home Loan Bank advances	(5,622)	(630)
Proceeds from dividend reinvestment and stock purchase plan	72	65
Dividends paid	(594)	(560)
Net cash from financing activities	16,862	3,294
Increase in cash or cash equivalents	9,202	7,888
Cash and cash equivalents, beginning of period	17,723	11,755
Cash and cash equivalents, end of period	$26,925	$19,643

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$4,993	$3,418
Federal income taxes	600	9
Non-cash items:
Issuance of treasury stock for vested restricted stock awards	78	109

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

Basis of Presentation: The consolidated financial statements for interim periods are unaudited and reflect all adjustments (consisting of only normal recurring adjustments), which, in the opinion of management, are necessary to present fairly the financial position and results of operations and cash flows for the periods presented. The unaudited financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by accounting principles generally accepted in the United States of America. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended June 30, 2024. The results of operations for the interim period disclosed herein are not necessarily indicative of the results that may be expected for a full year.

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

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 2 – Securities

Debt securities

The following tables summarize the amortized cost, fair value, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss on the Company’s debt securities available-for-sale and gross unrecognized losses on the Company’s debt securities held-to-maturity as of September 30, 2024 and June 30, 2024:

Available –for-Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2024
Obligations of U.S. Treasury	$6,476	$—	$(112)	$6,364
Obligations of U.S. government-sponsored entities and agencies	27,596	37	(2,569)	25,064
Obligations of state and political subdivisions	83,247	52	(5,880)	77,419
U.S. Government-sponsored mortgage-backed securities–residential	90,975	17	(11,248)	79,744
U.S. Government-sponsored mortgage-backed securities– commercial	8,581	—	(1,407)	7,174
U.S. Government-sponsored collateralized mortgage obligations– residential	64,673	475	(4,436)	60,712
Other debt securities	17,260	—	(980)	16,280
Total securities available-for-sale	$298,808	$581	$(26,632)	$272,757

Held-to-Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
September 30, 2024
Obligations of state and political subdivisions	$5,948	$—	$(323)	$5,625

Available-for-sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2024
Obligation of U.S Treasury	$6,471	$—	$(219)	$6,252
Obligations of U.S. government-sponsored entities and agencies	28,019	4	(3,356)	24,667
Obligations of state and political subdivisions	85,917	46	(8,233)	77,730
U.S. Government-sponsored mortgage-backed securities - residential	94,303	—	(14,936)	79,367
U.S. Government-sponsored mortgage-backed securities - commercial	8,584	—	(1,752)	6,832
U.S. Government-sponsored collateralized mortgage obligations – residential	60,333	92	(5,757)	54,668
Other debt securities	17,039	—	(1,753)	15,286
Total securities available-for-sale	$300,666	$142	$(36,006)	$264,802

Held-to-maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
June 30, 2024
Obligations of state and political subdivisions	$6,054	$—	$(524)	$5,530

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Proceeds from the sale of available-for-sale securities were as follows:

	Three Months Ended September 30,
	2024	2023
Proceeds from sales	$—	$4,002
Gross realized gains	—	—
Gross realized losses	—	79

The income tax benefit related to the net realized losses amounted to $16 for the three-month period ended September 30, 2023.

The amortized cost and fair values of debt securities as of September 30, 2024, by expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

Available-for-Sale	Amortized Cost	Estimated Fair Value
Due in one year or less	$8,646	$8,615
Due after one year through five years	29,037	27,827
Due after five years through ten years	36,871	34,574
Due after ten years	60,025	54,111
Total	134,579	125,127

U.S. Government-sponsored mortgage-backed and related securities	164,229	147,630
Total securities available-for-sale	$298,808	$272,757

Held-to-Maturity
Due in one year or less	$43	$43
Due after one year through five years	2,303	2,256
Due after five years through ten years	3,602	3,326
Total securities held-to-maturity	$5,948	$5,625

Securities with a carrying value of approximately $158,873 and $153,908 were pledged at September 30, 2024 and June 30, 2024, respectively, to secure public deposits and commitments as required or permitted by law.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table summarizes the debt securities with unrealized and unrecognized losses as of September 30, 2024 and June 30, 2024, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or more		Total
Available-for-sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2024
Obligation of U.S. Treasury	$—	$—	$6,364	$(112)	$6,364	$(112)
Obligations of U.S. government-sponsored entities and agencies	—	—	23,513	(2,569)	23,513	(2,569)
Obligations of state and political subdivisions	11,673	(1,062)	59,953	(4,818)	71,626	(5,880)
U.S. Government-sponsored mortgage-backed securities – residential	5,343	(229)	74,401	(11,019)	79,744	(11,248)
U.S. Government-sponsored mortgage-backed securities – commercial	—	—	7,174	(1,407)	7,174	(1,407)
Collateralized mortgage obligations - residential	4,802	(49)	36,796	(4,387)	41,598	(4,436)
Other debt securities	—	—	16,030	(980)	16,030	(980)
Total	$21,818	$(1,340)	$224,231	$(25,292)	$246,049	$(26,632)

	Less than 12 Months		12 Months or more		Total
Held to Maturity	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss
September 30, 2024
Obligations of state and political subdivisions	$—	$—	$5,625	$(323)	$5,625	$(323)
Total	$—	$—	$5,625	$(323)	$5,625	$(323)

	Less than 12 Months		12 Months or more		Total
Available-for-sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2024
Obligations of U.S. Treasury	$—	$—	$6,252	$(219)	$6,252	$(219)
Obligations of U.S. government-sponsored entities and agencies	153	(4)	22,899	(3,352)	23,052	(3,356)
Obligations of state and political subdivisions	8,110	(148)	63,612	(8,085)	71,722	(8,233)
Mortgage-backed securities – residential	1,010	(3)	78,357	(14,933)	79,367	(14,936)
Mortgage-backed securities – commercial	—	—	6,832	(1,752)	6,832	(1,752)
Collateralized mortgage obligations - residential	10,363	(96)	36,049	(5,661)	46,412	(5,757)
Other debt securities	—	—	15,286	(1,753)	15,286	(1,753)
Total	$19,636	$(251)	$229,287	$(35,755)	$248,923	$(36,006)

	Less than 12 Months		12 Months or more		Total
Held to Maturity	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss
June 30, 2024
Obligations of state and political subdivisions	$—	$—	$5,530	$(524)	$5,530	$(524)
Total	$—	$—	$5,530	$(524)	$5,530	$(524)

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

At September 30, 2024, the Company’s portfolio consisted of 416 securities, 388 of which were available-for-sale and 4 of which were held-to-maturity securities in unrealized or unrecognized loss positions. As of September 30, 2024, no allowance for credit losses has been recognized on securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality. This is based upon our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our available-for-sale securities.

The Company’s mortgage-backed securities and collateralized mortgage obligations were issued by U.S. government-sponsored entities and agencies. The Company does not own any private label mortgage-backed securities. The Company’s municipal bond portfolio consists of tax-exempt and taxable general obligation and revenue bonds to a broad range of counties, towns, school districts, and other essential service providers. As of September 30, 2024, 97.4% of the municipal bonds held in the available-for-sale portfolio had a S&P or Moody’s investment grade rating, and 2.6% were non-rated issues. The municipal bonds in the held-to-maturity portfolio are all non-rated issues to local entities that are also deposit customers. The other debt securities consist of subordinated notes issued by other bank holding companies.

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

Equity Securities

The Company owned equity securities with an amortized cost of $400 and a fair value of $381 as of September 30, 2024, and June 30, 2024. Changes in the fair value of these securities are included in noninterest income on the consolidated statements of income. There were no net unrealized gains or losses on equity securities recognized in earnings and there were no sales of equity securities during the three-month periods ended September 30, 2024 and 2023.

Note 3 – Loans and Allowance for Credit Losses

The following table presents loans by major category.

	September 30, 2024	June 30, 2024
Commercial & Industrial	$125,100	$127,782
Commercial real estate:
Owner occupied	166,027	163,856
Non-owner occupied	151,219	146,827
Farmland	38,481	38,898
Land Development	13,377	12,654
1 – 4 family residential real estate	196,098	196,098
Consumer	76,101	72,915
Subtotal	766,403	759,030
Unamortized deferred loan costs, net	70	84
Allowance for credit losses	(7,948)	(7,930)
Net Loans	$758,525	$751,184

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the activity in the allowance for credit losses by portfolio segment for the three months ended September 30, 2024.

	Commercial	Commercial			1-4 Family
	&	Real		Land	Residential
	Industrial	Estate	Farmland	Development	Real Estate	Consumer	Total

ACL beginning balance	$1,144	$3,650	$89	$174	$2,018	$855	$7,930
Provision for expected credit losses	(57)	28	(2)	9	(1)	100	77
Charge-offs	—	—	—	—	—	(126)	(126)
Recoveries	1	—	—	—	1	65	67
ACL ending balance	$1,088	$3,678	$87	$183	$2,018	$894	$7,948

The following table presents the activity in the allowance for credit losses by portfolio segment for the three months ended September 30, 2023.

	Commercial	Commercial			1-4 Family
	&	Real		Land	Residential
	Industrial	Estate	Farmland	Development	Real Estate	Consumer	Total

ACL beginning balance	$1,308	$3,943	$—	$—	$1,571	$902	$7,724
Cumulative effect of change in accounting principle	(455)	(53)	93	398	166	(97)	52
Provision for expected credit losses	121	61	(2)	(132)	(99)	91	40
Charge-offs	—	—	—	—	—	(106)	(106)
Recoveries	—	—	—	—	—	72	72
ACL ending balance	$974	$3,951	$91	$266	$1,638	$862	$7,782

The following table presents the amortized cost of non-accrual loans by class as of September 30, 2024 and the interest income recognized on non-accrual loans for the three month period ended September 30, 2024:

	September 30, 2024
			Interest Income
	Non-accrual	Total	Recognized during
	loans with	Non-accrual	the period on
	no ACL	loans	non-accrual loans
Commercial & Industrial	$50	$306	$—
Commercial real estate:
Owner occupied	138	138	6
1 – 4 family residential real estate	452	467	—
Total	$640	$911	$6

The following table presents the amortized cost of non-accrual loans by class as of June 30, 2024 and the interest income recognized on non-accrual loans for the three month period ended September 30, 2023:

	June 30, 2024		Three months ended September 30, 2023
			Interest Income
	Non-accrual	Total	Recognized during
	loans with	Non-accrual	the period on
	no ACL	loans	non-accrual loans
Commercial & Industrial	$51	$308	$—
Commercial real estate:
Owner occupied	189	189	—
1 – 4 family residential real estate	262	277	—
Total	$502	$774	$—

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the aging of the amortized cost of past due loans as of September 30, 2024 by class of loans:

							Loans 90
	Days Past Due						Days Past
	30 – 59 Days	60 - 89 Days	90 Days or Greater	Total Past Due	Loans Not Past Due	Total	Due and Accruing
Commercial & Industrial	$—	$—	$256	$256	$124,840	$125,096	$—
Commercial real estate:
Owner occupied	195	—	138	333	165,397	165,730	—
Non-owner occupied	—	—	—	—	150,925	150,925	—
Farmland	—	—	—	—	38,379	38,379	—
Land development	—	—	—	—	13,341	13,341	—
1 – 4 family residential real estate	397	189	215	801	196,343	197,144	—
Consumer	481	156	8	645	75,213	75,858	8
Total	$1,073	$345	$617	$2,035	$764,438	$766,473	$8

The above table of past due loans includes the recorded investment in non-accrual loans of $117 in the loans not past due category, $185 in the loans 60-89 days past due category and $609 in the 90 days or greater category.

The following table presents the aging of the amortized cost of past due loans as of June 30, 2024 by class of loans:

							Loans 90
	Days Past Due						Days Past
	30 – 59 Days	60 - 89 Days	90 Days or Greater	Total Past Due	Loans Not Past Due	Total	Due and Accruing
Commercial & Industrial	$—	$—	$308	$308	$127,503	$127,811	$—
Commercial real estate:
Owner occupied	311	—	189	500	163,043	163,543	—
Non-owner occupied	—	—	—	—	146,529	146,529	—
Farmland	—	—	—	—	38,799	38,799	—
Land development	—	—	—	—	12,615	12,615	—
1 – 4 family residential real estate	294	—	158	452	196,691	197,143	68
Consumer	575	98	16	689	71,985	72,674	16
Total	$1,180	$98	$671	$1,949	$757,165	$759,114	$84

The above table of past due loans includes the recorded investment in non-accrual loans of $187 in the loans not past due category and $587 in the 90 days or greater category.

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

There were no modifications of loans to borrowers in financial distress completed during the three-month periods ended September 30, 2024 and 2023.

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

September 30, 2024:	Real Estate	Other	ACL
Commercial & Industrial	$—	$256	$66
Commercial real estate:
Owner occupied	139	—	—
Total loans	$139	$256	$66

June 30, 2024:	Real Estate	Other	ACL
Commercial & Industrial	$—	$257	$67
Commercial real estate:
Owner occupied	189	—	—
Total loans	$189	$257	$67

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

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Based on the most recent analysis performed, the following tables present the amortized cost by internal risk category and class of loans as of September 30, 2024:

	Term Loans by Fiscal Year of Origination						Revolving Loans Amortized	Revolving Loans Converted
	2025	2024	2023	2022	2021	Prior	Cost Basis	To Term	Total
Commercial & Industrial
Pass	$2,136	$16,633	$21,992	$26,746	$6,577	$6,511	$43,284	$92	$123,971
Special Mention	—	145	63	189	9	112	536	—	1,054
Substandard	—	—	—	—	7	—	—	—	7
Doubtful	—	—	—	—	—	—	64	—	64
Total Commercial & Industrial	$2,136	$16,778	$22,055	$26,935	$6,593	$6,623	$43,884	$92	$125,096
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate:
Owner occupied:
Pass	$1,643	$19,029	$20,128	$34,157	$20,961	$55,894	$12,223	$136	$164,171
Special Mention	—	—	—	—	640	504	152	—	1,296
Substandard	—	—	—	—	—	249	—	—	249
Doubtful	—	—	—	—	14	—	—	—	14
Total owner occupied	$1,643	$19,029	$20,128	$34,157	$21,615	$56,647	$12,375	$136	$165,730
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Non-owner occupied:
Pass	$2,823	$19,797	$36,753	$22,091	$23,278	$45,465	$718	$—	$150,925
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total non-owner occupied	$2,823	$19,797	$36,753	$22,091	$23,278	$45,465	$718	$—	$150,925
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Farmland:
Pass	$408	$1,792	$5,805	$5,818	$5,248	$18,203	$962	$139	$38,375
Special Mention	—	—	—	—	—	4	—	—	4
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total Farmland	$408	$1,792	$5,805	$5,818	$5,248	$18,207	$962	$139	$38,379
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Land Development:
Pass	$257	$6,304	$1,991	$345	$468	$756	$3,220	$—	$13,341
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total Land Development	$257	$6,304	$1,991	$345	$468	$756	$3,220	$—	$13,341
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total:
Pass	$7,267	$63,555	$86,669	$89,157	$56,532	$126,829	$60,407	$367	$490,783
Special Mention	—	145	63	189	649	620	688	—	2,354
Substandard	—	—	—	—	7	249	—	—	256
Doubtful	—	—	—	—	14	—	64	—	78
Total	$7,267	$63,700	$86,732	$89,346	$57,202	$127,698	$61,159	$367	$493,471

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Management monitors the credit risk profile by payment activity for residential and consumer loan classes. Loans past due 90 days or more and loans on nonaccrual are considered nonperforming. The following table presents the amortized cost of residential real estate and consumer loans based on payment status as of September 30, 2024:

	Term Loans by Fiscal Year of Origination						Revolving Loans Amortized	Revolving Loans Converted
	2025	2024	2023	2022	2021	Prior	Cost Basis	To Term	Total
1 – 4 family residential real estate:
Performing	$2,957	$17,783	$23,047	$29,005	$53,329	$45,784	$24,697	$75	$196,677
Nonperforming	—	—	129	273	—	65	—	—	467
Total 1-4 family residential real estate	$2,957	$17,783	$23,176	$29,278	$53,329	$45,849	$24,697	$75	$197,144
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer:
Performing	$10,353	$27,211	$23,004	$10,980	$3,544	$580	$178	$—	$75,850
Nonperforming	—	—	—	8	—	—	—	—	8
Total consumer	$10,353	$27,211	$23,004	$10,988	$3,544	$580	$178	$—	$75,858
Current year-to-date gross write-offs	$6	$23	$19	$76	$—	$2	$—	$—	$126
Total:
Performing	$13,310	$44,994	$46,051	$39,985	$56,873	$46,364	$24,875	$75	$272,527
Nonperforming	—	—	129	281	—	65	—	—	475
Total	$13,310	$44,994	$46,180	$40,266	$56,873	$46,429	$24,875	$75	$273,002

Based on the most recent analysis performed, the following tables present the amortized cost by internal risk category and class of commercial loans as of June 30, 2024:

	Term Loans by Fiscal Year of Origination						Revolving Loans Amortized	Revolving Loans Converted
	2024	2023	2022	2021	2020	Prior	Cost Basis	To Term	Total
Commercial & Industrial
Pass	$43,540	$24,263	$28,588	$7,370	$3,448	$3,954	$14,868	$93	$126,124
Special Mention	151	67	569	12	—	61	755	—	1,615
Substandard	—	—	—	8	—	—	—	—	8
Doubtful	—	—	—	—	—	—	64	—	64
Total Commercial & Industrial	$43,691	$24,330	$29,157	$7,390	$3,448	$4,015	$15,687	$93	$127,811
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$6	$—	$—	$6
Commercial real estate:
Owner occupied:
Pass	$16,207	$20,615	$34,572	$21,405	$14,877	$41,035	$11,684	$—	$160,395
Special Mention	—	—	—	650	320	1,708	151	—	2,829
Substandard	—	—	—	—	—	254	—	—	254
Doubtful	—	—	—	14	—	51	—	—	65
Total owner occupied	$16,207	$20,615	$34,572	$22,069	$15,197	$43,048	$11,835	$—	$163,543
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Non-owner occupied:
Pass	$16,395	$37,241	$22,324	$23,564	$11,616	$34,570	$819	$—	$146,529
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total non-owner occupied	$16,395	$37,241	$22,324	$23,564	$11,616	$34,570	$819	$—	$146,529
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

	Term Loans by Fiscal Year of Origination						Revolving Loans Amortized	Revolving Loans Converted
	2024	2023	2022	2021	2020	Prior	Cost Basis	To Term	Total
Farmland:
Pass	$1,543	$5,854	$5,867	$5,309	$2,280	$16,591	$1,201	$143	$38,788
Special Mention	—	—	—	—	—	11	—	—	11
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total Farmland	$1,543	$5,854	$5,867	$5,309	$2,280	$16,602	$1,201	$143	$38,799
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Land Development:
Pass	$4,449	$2,005	$353	$512	$285	$504	$4,507	$—	$12,615
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total Land Development	$4,449	$2,005	$353	$512	$285	$504	$4,507	$—	$12,615
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total:
Pass	$82,134	$89,978	$91,704	$58,160	$32,506	$96,654	$33,079	$236	$484,451
Special Mention	151	67	569	662	320	1,780	906	—	4,455
Substandard	—	—	—	8	—	254	—	—	262
Doubtful	—	—	—	14	—	51	64	—	129
Total	$82,285	$90,045	$92,273	$58,844	$32,826	$98,739	$34,049	$236	$489,297

Management monitors the credit risk profile by payment activity for residential and consumer loan classes. Loans past due 90 days or more and loans on nonaccrual are considered nonperforming. The following table presents the amortized cost of residential real estate and consumer loans based on payment status as of June 30, 2024:

	Term Loans by Fiscal Year of Origination						Revolving Loans Amortized	Revolving Loans Converted
	2024	2023	2022	2021	2020	Prior	Cost Basis	To Term	Total
1 – 4 family residential real estate:
Performing	$16,675	$23,451	$29,857	$54,816	$18,891	$28,792	$24,235	$81	$196,798
Nonperforming	—	—	277	—	—	68	—	—	345
Total 1-4 family residential real estate	$16,675	$23,451	$30,134	$54,816	$18,891	$28,860	$24,235	$81	$197,143
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer:
Performing	$29,800	$25,179	$12,422	$4,241	$586	$236	$194	$—	$72,658
Nonperforming	8	—	8	—	—	—	—	—	16
Total consumer	$29,808	$25,179	$12,430	$4,241	$586	$236	$194	$—	$72,674
Current year-to-date gross write-offs	$63	$140	$265	$56	$35	$1	$—	$—	$560
Total:
Performing	$46,475	$48,630	$42,279	$59,057	$19,477	$29,028	$24,429	$81	$269,456
Nonperforming	8	—	285	—	—	68	—	—	361
Total	$46,483	$48,630	$42,564	$59,057	$19,477	$29,096	$24,429	$81	$269,817

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

Assets and liabilities measured at fair value on a recurring basis are summarized below, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Balance at September 30,	Fair Value Measurements at September 30, 2024
	2024	Level 1	Level 2	Level 3
Assets:
Obligations of U.S. Treasury	$6,364	$6,364	$—	$—
Obligations of U.S. government-sponsored entities and agencies	25,064	—	25,064	—
Obligations of state and political subdivisions	77,419	—	77,419	—
U.S. Government-sponsored mortgage-backed securities – residential	79,744	—	79,744	—
U.S. Government-sponsored mortgage-backed securities – commercial	7,174	—	7,174	—
U.S. Government-sponsored collateralized mortgage obligations - residential	60,712	—	60,712	—
Other debt securities	16,280	—	16,280	—
Equity securities	381	—	381	—

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

	Balance at June 30,	Fair Value Measurements at June 30, 2024
	2024	Level 1	Level 2	Level 3
Assets:
Obligations of U.S. treasury	$6,252	$6,252	$—	$—
Obligations of U.S. government-sponsored entities and agencies	24,667	—	24,667	—
Obligations of state and political subdivisions	77,730	—	77,730	—
U.S. government-sponsored mortgage-backed securities - residential	79,367	—	79,367	—
U.S. government-sponsored mortgage-backed securities - commercial	6,832	—	6,832	—
U.S. government-sponsored collateralized mortgage obligations - residential	54,668	—	54,668	—
Other debt securities	15,286	—	15,286	—
Equity securities	381	—	381	—

There were no transfers between Level 1 and Level 2 during the three-month period ended September 30, 2024.

Certain assets and liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. Assets that may be recorded at fair value on a nonrecurring basis include individually evaluated collateral dependent loans , other real estate owned, and other repossessed assets.

Collateral Dependent Loans: The fair value of collateral dependent loans with specific allocations of the allowance for credit losses is generally based on recent real estate appraisals. Collateral dependent individually evaluated loans carried at fair value generally receive specific allocations of the allowance for credit losses or are charged down to their fair value. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. There were no collateral dependent individually evaluated loans measured at fair value on a non-recurring basis at September 30, 2024 or June 30, 2024.

Other Real Estate and Repossessed Assets Owned: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. Subsequent to their initial recognition, these assets are remeasured at fair value, which is the lower of cost or fair value less estimated costs to sell, through a write-down included in other non-interest expense. Real estate owned properties and other repossessed assets, which are primarily vehicles, are evaluated on a quarterly basis for additional impairment and adjusted accordingly. There were no such fair value measurement adjustments recorded during the periods ended September 30, 2024 or 2023. There was no other real estate owned and other repossessed assets as of September 30, 2024 or June 30, 2024.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table shows the estimated fair values of financial instruments that are reported at amortized cost in the Company’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	September 30, 2024		June 30, 2024
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Level 1 inputs:
Cash and cash equivalents	$26,925	$26,925	$17,723	$17,723
Level 2 inputs:
Loans held for sale	2,240	2,277	908	920
Accrued interest receivable	3,382	3,382	3,560	3,560
Level 3 inputs:
Securities held-to-maturity	5,948	5,625	6,054	5,530
Loans, net	758,525	732,187	751,184	714,205
Financial Liabilities:
Level 2 inputs:
Demand and savings deposits	735,274	735,274	718,653	718,653
Time deposits	263,618	263,095	254,327	253,458
Short-term borrowings	27,101	27,101	30,007	30,007
Federal Home Loan Bank advances	8,087	7,379	13,709	12,672
Accrued interest payable	1,033	1,033	915	915

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

Time deposits: Fair value of fixed-maturity certificates of deposit was estimated using the rates offered at September 30, 2024 and June 30, 2024 for deposits of similar remaining maturities, resulting in Level 2 classification. Estimated fair value does not include the benefit that results from low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market.

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Federal Home Loan Bank advances: Fair value of Federal Home Loan Bank advances was estimated using current rates at September 30, 2024 and June 30, 2024 for similar financing resulting in a Level 2 classification.

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

The following table summarizes the balances of the affordable housing tax credit investment and related unfunded commitment at September 30, 2024 and June 30, 2024.

	September 30, 2024	June 30, 2024
Affordable housing tax credit investment	$10,250	$10,250
Less: amortization	(519)	(397)
Net affordable housing tax credit investment	$9,731	$9,853
Unfunded commitments	$8,055	$8,279

The following summarizes other information relating to the affordable housing tax credit investment for the three-month periods ended September 30, 2024 and 2023.

	Three Months Ended September 30,
	2024	2023
Tax credits and other tax benefits recognized	$143	$15
Proportional amortization expense included in provision for income taxes	122	1

CONSUMERS BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 6 – Earnings Per Share

Basic earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period and is equal to net income divided by the weighted average number of shares outstanding during the period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares that may be issued upon the vesting of restricted stock awards. There were 9,897 and 21,082 shares of restricted stock that were anti-dilutive for the three- month periods ended September 30, 2024 and 2023, respectively. The following table details the calculation of basic and diluted earnings per share:

	For the Three Months Ended September 30,
	2024	2023
Basic:
Net income available to common shareholders	$2,236	$2,410
Weighted average common shares outstanding	3,119,603	3,092,945
Basic income per share	$0.72	$0.78

Diluted:
Net income available to common shareholders	$2,236	$2,410
Weighted average common shares outstanding	3,119,603	3,092,945
Dilutive effect of restricted stock	—	—
Total common shares and dilutive potential common shares	3,119,603	3,092,945
Dilutive income per share	$0.72	$0.78

Note 7 –Accumulated Other Comprehensive Income (Loss)

The components of other comprehensive income related to unrealized gains and losses on available-for-sale securities for the three- month periods ended September 30, 2024 and 2023, were as follows:

	Pretax	Tax Effect	After-tax	Affected Line Item in Consolidated Statements of Income
Balance as of June 30, 2024	$(35,864)	$7,532	$(28,332)
Unrealized holding gains on available-for-sale securities arising during the period	9,813	(2,062)	7,751
Balance as of September 30, 2024	$(26,051)	$5,470	$(20,581)

	Pretax	Tax Effect	After-tax	Affected Line Item in Consolidated Statements of Income
Balance as of June 30, 2023	$(37,925)	$7,964	$(29,961)
Unrealized holding losses on available-for-sale securities arising during the period	(9,852)	2,069	(7,783)
Amounts reclassified from accumulated other comprehensive loss	79	(16)	63	(a)(b)
Net current period other comprehensive loss	(9,773)	2,053	(7,720)
Balance as of September 30, 2023	$(47,698)	$10,017	$(37,681)

(a) Securities (gains) losses, net

(b) Income tax expense

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations

(Dollars in thousands, except per share data)

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share data)

General

The following is management’s analysis of the Company’s results of operations for the three-month period ended September 30, 2024, compared to the same period in fiscal year 2023, and the consolidated balance sheet at September 30, 2024, compared to June 30, 2024. This discussion is designed to provide a more comprehensive review of the operating results and financial condition than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

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

Results of Operations

Three-Month Periods Ended September 30, 2024 and 2023

Net income for the first quarter of fiscal year 2025 was $2,236, or $0.72 per common share, compared to $2,410, or $0.78 per common share for the three months ended September 30, 2023. The following are key highlights of our results of operations for the three months ended September 30, 2024, compared with the prior fiscal year comparable period:

●

net interest income decreased by $111 or 1.4%, to $8,043 in the first quarter of fiscal year 2025 from the same prior year period mainly because of the rapid increase in short-term market rates in 2023 and 2024 causing interest bearing liabilities to reprice faster than interest earning assets;

●

a $77 provision for credit losses on loans and a $45 reduction to the provision for credit losses on unfunded commitments was recorded for the three-month period ended September 30, 2024 compared with a $40 provision for credit losses on loans and a $79 provision for credit losses on unfunded commitments for the same prior year period. The reduction to the reserve for unfunded commitments recorded in the first quarter of fiscal year 2025 was the result of lower loss rates and a reduction in the balance of unfunded commitments.;

●

noninterest income increased by $236, or 20.4%, in the first quarter of fiscal year 2025 from the same prior year period. A $79 loss on the sale of lower yielding securities was included in noninterest income during the three-month period ended September 30, 2023. Excluding this securities loss, noninterest income increased by $157, or 12.7%, compared with the same prior year period primarily because of an increase in debit card interchange income of $65, or 11.8%, gains from mortgage banking activity of $35, or 35.7%, and an increase in service charges on deposit accounts of $24, or 5.6%.

●

noninterest expenses increased by $423, or 6.8%, in the first quarter of fiscal year 2025 from the same prior year period primarily due to increases in salaries and benefits, software expenses, and debit card processing expenses.

The annualized return on average equity and return on average assets were 13.08% and 0.80%, respectively, for the three months ended September 30, 2024 compared to 17.31% and 0.90%, respectively, for the same prior year period.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations

(Dollars in thousands, except per share data)

Net Interest Income

Net interest income, the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the largest component of the Company’s earnings. Net interest income is affected by changes in the volumes, rates and composition of interest-earning assets and interest-bearing liabilities. In addition, prevailing economic conditions, fiscal and monetary policies and the policies of various regulatory agencies all affect market rates of interest and the availability and cost of credit, which, in turn, can significantly affect net interest income. Net interest margin is calculated by dividing net interest income on a fully tax equivalent basis (FTE) by total average interest-earning assets. FTE income includes tax-exempt income, restated to a pre-tax equivalent, based on the statutory federal income tax rate. The federal income tax rate in effect for the 2025 and 2024 fiscal years was 21.0%. All average balances are daily average balances. Non-accruing loans are included in average loan balances and average securities include unrealized gains and losses on securities available-for-sale, while yields are based on average amortized cost.

The Company’s net interest margin was 2.92% for the three months ended September 30, 2024, compared with 3.09% for the same prior year period. FTE net interest income for the three months ended September 30, 2024, decreased by $171, or 2.1%, to $7,940 from $8,111 for the same prior year period.

The yield on average interest-earning assets increased to 4.81% for the three months ended September 30, 2024, compared with 4.45% for the same period last year. Tax-equivalent interest income increased by $1,359, or 11.6%, for the three months ended September 30, 2024, from the same prior year period because of a $42,325, or 4.2%, increase in average interest-earning assets as well as the affect of higher market interest rates on new and repricing earning assets. However, the yield on nontaxable securities is being negatively impacted since the interest expense attributable to carrying tax exempt securities is not deductible. Interest expense for the three months ended September 30, 2024 increased by $1,530 from the same prior year period primarily due to an increase in savings and time deposit costs as a result of higher market interest rates, an increase in competition for deposits impacting the time deposit and money market offering rates, and from a shift of funds from lower yielding deposit products to higher yielding time and money market accounts. The Company’s cost of funds increased to 2.56% for the three months ended September 30, 2024 compared with 1.91% for the same prior year period. Competitive pressures on deposit pricing have begun to ease and pricing on money market accounts and time deposits were able to be reduced following the 50-basis point cut in the discount rate in September 2024. As a result, management expects the cost of funds to trend downward in future quarters.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations

(Dollars in thousands, except per share data)

Average Balance Sheets and Analysis of Net Interest Income for the Three Months Ended September 30,

(In thousands, except percentages)

	2024			2023
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Taxable securities	$207,070	$1,571	2.68%	$209,311	$1,449	2.39%
Nontaxable securities (1)	67,957	339	1.81	71,594	427	2.14
Loans receivable (1)	756,952	10,938	5.73	713,498	9,696	5.39
Federal bank and other restricted stocks	2,126	40	7.46	2,087	41	7.79
Equity securities	385	8	8.24	386	8	8.22
Interest bearing deposits and federal funds sold	11,284	155	5.45	6,573	71	4.29
Total interest-earning assets	1,045,774	13,051	4.81%	1,003,449	11,692	4.45%

Noninterest-earning assets	60,285			57,645

Total Assets	$1,106,059			$1,061,094

Interest-bearing liabilities:
NOW	$142,794	$276	0.77%	$152,747	$373	0.97%
Savings	351,698	1,709	1.93	335,453	1,137	1.34
Time deposits	260,669	2,893	4.40	222,729	1,907	3.40
Short-term borrowings	28,274	200	2.81	24,444	126	2.05
FHLB advances	8,890	33	1.47	9,323	38	1.62
Total interest-bearing liabilities	792,325	5,111	2.56%	744,696	3,581	1.91%

Noninterest-bearing liabilities:
Noninterest-bearing checking accounts	228,972			243,258
Other liabilities	16,951			17,902
Total liabilities	1,038,248			1,005,856
Shareholders’ equity	67,811			55,238

Total liabilities and shareholders’ equity	$1,106,059			$1,061,094

Net interest income, interest rate spread (1)		$7,940	2.25%		$8,111	2.54%

Net interest margin (net interest as a percent of average interest-earning assets) (1)			2.92%			3.09%

Federal tax exemption on non-taxable securities and loans included in interest income		$(103)			$(43)

Average interest-earning assets to interest-bearing liabilities	131.99%			134.75%

(1) calculated on a fully taxable equivalent basis utilizing a statutory federal income tax rate of 21.0%

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations

(Dollars in thousands, except per share data)

Provision for Credit Losses

The allowance for credit losses on loans consists of general and specific components. The general component covers loans collectively evaluated for credit loss and is based on peer historical loss experience adjusted for current and forecasted factors. For each portfolio segment, a loss driver analysis (LDA) is performed to identify appropriate loss indicators and create a regression model for use in forecasting cash flows. The LDA analysis utilizes peer data from the Federal Financial Institutions Examination Council’s (FFIEC) Call Report data for all segments. Since the Company has had very limited loss experience, management elected to utilize benchmark peer loss history data to estimate historical loss rates. The Company has established a one-year reasonable and supportable forecast period with a one-year straight-line reversion to the long-term historical average. The Company uses the central tendency seasonally adjusted civilian unemployment rate forecast from the Federal Open Market Committee for all portfolio segments. Other key assumptions include a maturity assumption for loans without maturity dates and prepayment / curtailment rates specific to each loan segment. Prepayment and curtailment rates are calculated based on the Company’s own data.

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

The specific component includes loans that do not share similar risk characteristics that are evaluated on an individual basis and are excluded from the pooling approach. As of September 30, 2024, individually evaluated loans totaled $29,776 and included the $28,865 third-party residential mortgage warehouse line-of-credit and $911 of nonaccrual loans. The warehouse line-of-credit is included in individually evaluated loans because of the unique structure of the loan given the short-term nature of the advances, curtailment features provided by the lead financial institution that provides the lines-of-credit, as well as being secured by individual residential properties. There was a $66 specific allocation of the allowance for credit losses to the individually evaluated loans as of September 30, 2024.

For the three-month period ended September 30, 2024, the provision for credit losses on loans was $77 compared with $40 for the same period last year. The allowance for credit losses as a percentage of loans was 1.04% at September 30, 2024 and June 30, 2024. Net charge-offs of $59, or an annualized 0.03% of total loans, were recorded during the three-month period ended September 30, 2024 compared with net charge offs of $34, or an annualized 0.02% of total loans, for the same period last year.

Non-performing loans were $919 as of September 30, 2024, compared with $858 as of June 30, 2024. As of September 30, 2024, non-performing loans included $359 that is guaranteed by the Small Business Administration. Non-performing loans to total loans were 0.12%, or 0.07% excluding the guaranteed portion, at September 30, 2024 and 0.11%, or 0.07% excluding the guaranteed portion, at June 30, 2024. Uncertainty remains regarding future levels of criticized and classified loans, non-performing loans and charge-offs. Management will continue to closely monitor changes in the loan portfolio and will work with borrowers as needed to mitigate losses to the Company.

The allowance for credit losses on off-balance sheet credit exposures is a liability account representing expected credit losses over the contractual period for which the Company is exposed to credit risk resulting from a contractual obligation to extend credit. The reserve for unfunded commitments is primarily related to 1 - 4 family home equity lines of credit and construction loans, land development loans, and commercial construction loans. For the three-month period ended September 30, 2024, a reduction of $45 was recorded to the reserve for unfunded commitments compared with a $79 reserve for the same period last year. The reduction to the reserve recorded in the first quarter of fiscal year 2025 was the result of lower loss rates and a reduction in the balance of unfunded commitments.

Noninterest Income

Noninterest income increased by $236, or 20.4%, for the first quarter of fiscal year 2025 from the same period last year. During the three-month period ended September 30, 2023, a $79 loss on the sale of lower yielding securities was included in noninterest income. Excluding this securities loss, noninterest income increased by $157, or 12.7%, compared with the same prior year period primarily because of an increase in debit card interchange income of $65, or 11.8%, gains from mortgage banking activity of $35, or 35.7%, and an increase in service charges on deposit accounts of $24, or 5.6%.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations

(Dollars in thousands, except per share data)

Noninterest Expenses

Total noninterest expenses increased by $423, or 6.8%, for the first quarter of fiscal year 2025 compared with the same period last year. Salaries and employee benefits expenses increased by $266, or 7.6%, for the three-month period ended September 30, 2024 compared to the same prior year period primarily due to merit and cost of living increases and increases to incentive expense accruals. Occupancy and equipment expenses increased by $100, or 12.8%, for the first quarter of fiscal year 2025 compared with the same period last year primarily because of investments in new software, increases in software licensing fees, and increases in building maintenance and repair. Debit card processing expenses increased by $50, or 16.0%, for the three-month period ended September 30, 2024 compared to the same prior year period primarily due to an increase in customer card usage and an increase in the number of cards issued. These increases were partially offset by a decline of $56, or 58.3% in Ohio franchise tax expense for the three-month period ended September 30, 2024 compared to the same prior year period due to the full year impact of the reduction in total shareholders’ equity because of the accumulated other comprehensive loss.

Income Taxes

Income tax expense was $480 for the three-month period ended September 30, 2024 compared to $517 for the three-month period ended September 30, 2023. The effective tax rate was 17.7% for both of the three-month periods ended September 30, 2024 and 2023. The effective tax rates differed from the federal statutory rate because of tax-exempt income from obligations of state and political subdivisions, loans, bank owned life insurance income, and the low-income housing tax credits.

Financial Condition

Total assets as of September 30, 2024 were $1,123,853 compared to $1,097,089 at June 30, 2024, an increase of $26,764, or an annualized 9.8%. From June 30, 2024 to September 30, 2024, total loans increased by $7,359, or an annualized 3.9%, and total deposits increased by $25,912, or an annualized 10.7%.

Available-for-sale securities increased from $264,802 as of June 30, 2024, to $272,757 as of September 30, 2024. As of September 30, 2024, the portfolio had an unrealized loss of $26,051 as a result of the increase in market interest rates compared with the yields within the portfolio that were available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity or repricing dates or if market yields for such securities decline. The portfolio is primarily comprised of agency mortgage-backed securities, obligations of state and political subdivisions, other government agencies’ debt, corporate debt, and U.S. Treasury notes. The municipal bond portfolio consists of tax-exempt and taxable general obligations and revenue bonds to a broad range of counties, towns, school districts, and other essential service providers. As of September 30, 2024, 97.4 % of the municipal bonds held in the available-for-sale portfolio had an S&P or Moody’s investment grade rating, and 2.6% were non-rated issues. The other debt securities consist of subordinated notes issued by other bank holding companies. As of September 30, 2024, the projected cash flow from the portfolio over the next 12 months was approximately $39,679 which may be available to reinvest into loans or securities at the then current market rates.

Total loans increased by $7,359, or an annualized 3.9%, from June 30, 2024. The growth in loans was primarily within the commercial real estate and consumer loan portfolios. Consumer loan growth was primarily from indirect loans due to the expansion of the indirect dealer network.

Asset Quality

The following table presents the aggregate amounts of non-performing assets and select ratios as of the dates indicated.

	September 30, 2024	June 30, 2024	September 30, 2023
Non-accrual loans	$911	$774	$193
Loans past due over 90 days and still accruing	8	84	98
Total non-performing loans	919	858	291
Other real estate and repossessed assets	—	—	124
Total non-performing assets	$919	$858	$415

Non-performing loans to total loans	0.12%	0.11%	0.04%

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations

(Dollars in thousands, except per share data)

As of September 30, 2024, non-accrual loans include loans that are guaranteed by the Small Business Administration. Excluding the guaranteed portion, non-performing loans were $560, or 0.07% of total loans as of September 30, 2024.

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

For the three months ended September 30, 2024, net cash inflows from operating activities was $1,142, net cash outflows from investing activities was $8,802 and net cash inflows from financing activities was $16,862. A major source of cash was $25,912 from the increase in deposits and $8,423 from maturity, calls, and principal pay downs of available-for-sale securities. A major use of cash was $7,418 for loan originations. Total cash and cash equivalents were $26,925 as of September 30, 2024, compared to $17,723 at June 30, 2024 and $19,643 at September 30, 2023.

The Bank offers several types of deposit products to a diverse base of business, public fund, and personal customers. We believe the rates offered by the Bank and the fees charged for them are competitive with the rates and fees charged by other banks for similar deposit products currently available in the market area. Deposits totaled $998,892 at September 30, 2024, an increase of $25,912, or an annualized 10.7%, compared with $972,980 at June 30, 2024. As of September 30, 2024, the estimated percentage of uninsured deposits, excluding collateralized public fund deposits, was 18.3%.

Jumbo time deposits (those with balances of $250 and over) totaled $66,735 as of September 30, 2024 and $59,233 as of June 30, 2024 and are from local customers and businesses. These deposits are monitored closely by the Company and are mainly priced on an individual basis. The Company has the option to use a fee-paid broker or CD listing service to obtain deposits from outside its normal service area as an additional source of funding. The Company, however, does not rely upon these types of deposits as a primary source of funding. There were $2,049 and $6,004 of deposits classified as brokered deposits as of September 30, 2024 and June 30, 2024, respectively. Although management monitors interest rates on an ongoing basis, a quarterly rate sensitivity report is used to determine the effect of interest rate changes on the financial statements. In the opinion of management, enough assets or liabilities could be repriced over the near term (up to three years) to compensate for such changes. The spread on interest rates, or the difference between the average earning assets and the average interest-bearing liabilities, is monitored monthly.

To provide additional sources of liquidity, the Company has lines of credit with other financial institutions and entered into agreements with the FHLB of Cincinnati and the Federal Reserve discount window. At September 30, 2024, advances from the FHLB of Cincinnati totaled $8,087 compared with $13,709 at June 30, 2024. As of September 30, 2024, the Bank had the ability to borrow an additional $102,155 from the FHLB of Cincinnati based on a blanket pledge of qualifying first mortgage and multi-family loans. The Company considers the FHLB of Cincinnati to be a reliable source of liquidity funding, secondary to its deposit base. In addition, at September 30, 2024, the Company had approximately $96,877 in securities unencumbered by a pledge that could be used to support additional borrowings, as needed, through the Federal Reserve discount window.

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations

(Dollars in thousands, except per share data)

Borrowings with original maturities of one year or less are classified as short-term and were comprised of the following:

	September 30, 2024	June 30, 2024
Repurchase agreements	$17,101	$18,307
Federal funds purchased	—	1,700
Bank term funding program	10,000	10,000
Total short-term borrowings	$27,101	$30,007

Repurchase agreements are financing arrangements with local customers that mature daily. The Bank pledges securities as collateral for the repurchase agreements. The Federal Reserve’s Bank Term Funding Program (BTFP) was a facility established in 2023 in response to liquidity concerns within the banking industry and the program ceased making new loans on March 11, 2024. The BTFP was designed to provide additional funding to eligible depository institutions in order to help assure that banks had the ability to meet the needs of all their depositors. Under the program, eligible depository institutions could obtain loans of up to one year in length by pledging certain U.S. Treasuries, agency debt, mortgage-backed securities, and other qualifying assets as collateral. These assets were valued at par. A line of credit from another financial institution was established since the holding company does not conduct operations and its primary sources of liquidity are dividends upstreamed from the Bank and borrowings from outside sources. As of September 30, 2024, the available credit on the holding company’s line of credit was $5,000.

To meet the financial needs of our customers, we have issued commitments to originate mortgage, commercial, construction, and consumer loans and commitments for commercial, home equity, and consumer lines of credit. Since commitments to extend credit have a fixed expiration date or other termination clause, some commitments will expire without being drawn upon and the total commitment amounts do not necessarily represent future cash requirements. Financial standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The same credit policies are used in making commitments and financial standby letters of credit as are used for on-balance sheet instruments. Total unused commitments were $142,769 as of September 30, 2024, and $145,796 as of June 30, 202.

Capital Resources

Total shareholders’ equity increased by $9,616 to $73,301 as of September 30, 2024, from $63,685 as of June 30, 2024 because of a reduction of $7,751 in the accumulated other comprehensive loss from the mark-to-market of available-for-sale securities and from net income of $2,236 for the first three months of fiscal year 2025 which was partially offset by cash dividends paid of $594. As market interest rates rise, the fair value of fixed-rate available-for-sale securities decline with a corresponding net of tax decline recorded in the accumulated other comprehensive loss portion of equity. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such securities decline.

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

As of September 30, 2024, the Bank’s common equity tier 1 capital and tier 1 capital ratios were 11.13% and the leverage and total risk-based capital ratios were 8.05% and 12.13%, respectively. This compares with common equity tier 1 capital and tier 1 capital ratios of 11.07% and leverage and total risk-based capital ratios of 7.98% and 12.07%, respectively, as of June 30, 2024. The Bank exceeded minimum regulatory capital requirements to be considered well-capitalized for both periods. Management is not aware of any matters occurring subsequent to September 30, 2024 that would cause the Bank’s capital category to change.

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

(Dollars in thousands, except per share data)

Critical accounting policies are those policies that are highly dependent on subjective or complex judgments, estimates and assumptions and where changes in those estimates and assumptions could have a significant impact on the financial statements. The Company has identified the appropriateness of the allowance for credit losses and the evaluation of goodwill for impairment as critical accounting policies and an understanding of these policies is necessary to understand the financial statements. Note 1 (Summary of Significant Accounting Policies – Adoption of ASC 326 and Allowance for Credit Losses) and Note 3 (Loans and Allowance for Credit Losses) of the Company’s Consolidated Financial Statements provide detail regarding the Company’s accounting for the allowance for credit losses. Note 5 (Goodwill and Acquired Intangible Assets) and Management’s Discussion and Analysis of Financial Condition and Results of Operation (Critical Accounting Policies and Use of Significant Estimates) of the 2024 Form 10-K provide detail regarding the Company’s accounting for Goodwill.

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

CONSUMERS BANCORP, INC.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by the report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15e. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2024.

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

CONSUMERS BANCORP, INC. (Registrant)

Date: November 8, 2024	/s/ Ralph J. Lober Ralph J. Lober, II President & Chief Executive Officer (principal executive officer)

Date: November 8, 2024	/s/ Renee K. Wood Renee K. Wood Chief Financial Officer & Treasurer (principal financial officer)