Form 10-Q
period 2024-12-31
CONSUMERS BANCORP INC /OH/
filed 2025-02-07
CIK 1006830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2024

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

There were 3,131,933 shares of Registrant’s common stock, no par value, outstanding as of February 7, 2025.

CONSUMERS BANCORP, INC.

FORM 10-Q

QUARTER ENDED December 31, 2024

Table of Contents

Page Number (s)
Part I – Financial Information

Item 1 – Financial Statements
Consolidated Balance Sheets at December 31, 2024 and June 30, 2024	1

Consolidated Statements of Income for the three and six months ended December 31, 2024 and 2023 (unaudited)	2

Consolidated Statements of Comprehensive Income for the three and six months ended December 31, 2024 and 2023 (unaudited)	3

Statements of Changes in Shareholders’ Equity for the three and six months ended December 31, 2024 and 2023 (unaudited)	4-5

Condensed Consolidated Statements of Cash Flows for the three and six months ended December 31, 2024 and 2023 (unaudited)	6

Notes to the Consolidated Financial Statements (unaudited)	7-24

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	25-33

Item 3 – Not Applicable for Smaller Reporting Companies

Item 4 – Controls and Procedures	34
Part II – Other Information
Item 1 – Legal Proceedings	35

Item 1A – Not Applicable for Smaller Reporting Companies	35

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3 – Defaults Upon Senior Securities	35
,
Item 4 – Mine Safety Disclosure	35

Item 5 – Other Information	35

Item 6 – Exhibits	35

Signatures	36

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

CONSUMERS BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)	December 31, 2024 (unaudited)	June 30, 2024
ASSETS
Cash on hand and noninterest-bearing deposits in financial institutions	$20,354	$17,709
Federal funds sold and interest-bearing deposits in financial institutions	28	14
Total cash and cash equivalents	20,382	17,723
Securities, available-for-sale	269,905	264,802
Securities, held-to-maturity (fair value of $5,294 at December 31, 2024 and $5,530 at June 30, 2024)	5,504	6,054
Equity securities, at fair value	381	381
Federal bank and other restricted stocks, at cost	2,072	2,186
Loans held for sale	718	908
Total loans	762,795	759,114
Less allowance for credit losses	(7,844)	(7,930)
Net loans	754,951	751,184
Cash surrender value of life insurance	13,067	10,500
Premises and equipment, net	18,625	16,927
Goodwill	2,452	2,452
Core deposit intangible, net	329	357
Accrued interest receivable and other assets	22,807	23,615
Total assets	$1,111,193	$1,097,089

LIABILITIES
Deposits
Noninterest-bearing demand	$231,345	$225,087
Interest bearing demand	150,078	142,261
Savings	352,480	351,305
Time	263,755	254,327
Total deposits	997,658	972,980

Short-term borrowings	20,868	30,007
Federal Home Loan Bank advances	8,076	13,709
Accrued interest and other liabilities	15,051	16,708
Total liabilities	1,041,653	1,033,404
Commitments and contingent liabilities	—	—

SHAREHOLDERS' EQUITY
Preferred stock (no par value, 350,000 shares authorized, none outstanding)	—	—
Common stock (no par value, 8,500,000 shares authorized; 3,180,572 and 3,172,227 shares issued as of December 31, 2024 and June 30, 2024, respectively)	21,521	21,178
Retained earnings	74,867	71,534
Treasury stock, at cost (48,639 common shares as of December 31, 2024 and June 30, 2024)	(583)	(695)
Accumulated other comprehensive loss	(26,265)	(28,332)
Total shareholders’ equity	69,540	63,685
Total liabilities and shareholders’ equity	$1,111,193	$1,097,089

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months ended December 31,		Six Months ended December 31,
(Dollars in thousands, except per share amounts)	2024	2023	2024	2023

Interest and dividend income
Loans, including fees	$10,918	$10,165	$21,857	$19,862
Securities, taxable	1,628	1,490	3,199	2,939
Securities, tax-exempt	439	454	880	923
Equity securities	9	9	17	17
Federal bank and other restricted stocks	43	42	83	83
Federal funds sold and other interest-bearing deposits	178	28	333	99
Total interest and dividend income	13,215	12,188	26,369	23,923
Interest expense
Deposits	4,757	3,945	9,635	7,362
Short-term borrowings	118	136	318	262
Federal Home Loan Bank advances	21	143	54	181
Total interest expense	4,896	4,224	10,007	7,805
Net interest income	8,319	7,964	16,362	16,118
Provision for credit losses on loans	85	325	162	365
Provision for credit losses on unfunded commitments	40	—	(5)	79
Net interest income after provision for credit losses	8,194	7,639	16,205	15,674

Noninterest income
Service charges on deposit accounts	444	433	894	859
Debit card interchange income	653	577	1,270	1,129
Mortgage banking activity	57	70	190	168
Bank owned life insurance income	100	70	192	138
Securities losses, net	—	—	—	(79)
Other	108	92	209	184
Total noninterest income	1,362	1,242	2,755	2,399

Noninterest expenses
Salaries and employee benefits	3,819	3,684	7,583	7,182
Occupancy and equipment	895	862	1,779	1,646
Data processing expenses	210	199	421	395
Debit card processing expenses	311	308	673	620
Professional and director fees	275	229	581	465
FDIC assessments	207	188	414	377
Franchise taxes	120	97	240	193
Marketing and advertising	198	156	375	384
Telephone and network communications	79	89	168	177
Amortization of intangible	14	14	28	28
Other	653	605	1,207	1,229
Total noninterest expenses	6,781	6,431	13,469	12,696
Income before income taxes	2,775	2,450	5,491	5,377
Income tax expense	488	435	968	952
Net income	$2,287	$2,015	$4,523	$4,425

Basic and diluted earnings per share	$0.73	$0.65	$1.45	$1.43

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Dollars in thousands)	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023

Net income	$2,287	$2,015	$4,523	$4,425

Other comprehensive income (loss), net of tax:
Net change in unrealized losses on securities available-for-sale:
Unrealized (losses) gains arising during the period	(7,195)	15,656	2,618	5,804
Reclassification adjustment for net losses included in income	—	—	—	79
Net unrealized (losses) gains	(7,195)	15,656	2,618	5,883
Income tax effect	1,511	(3,288)	(551)	(1,235)
Other comprehensive (loss) income	(5,684)	12,368	2,067	4,648

Total comprehensive (loss) income	$(3,397)	$14,383	$6,590	$9,073

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share data)	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, September 30, 2024	$21,350	$73,176	$(644)	$(20,581)	$73,301
Net income	—	2,287	—	—	2,287
Other comprehensive loss	—	—	—	(5,684)	(5,684)
Vested 4,606 shares associated with restricted stock awards	25	—	61	—	86
Restricted stock expense	72	—	—	—	72
Issuance of 3,905 shares associated with dividend reinvestment plan and stock purchase plan	74	—	—	—	74
Cash dividends declared ($0.19 per share)	—	(596)	—	—	(596)
Balance, December 31, 2024	$21,521	$74,867	$(583)	$(26,265)	$69,540

(Dollars in thousands, except per share data)	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, September 30, 2023	$20,933	$67,050	$(747)	$(37,681)	$49,555
Net income	—	2,015	—	—	2,015
Other comprehensive income	—	—	—	12,368	12,368
Vested 4,607 shares associated with restricted stock awards	34	—	52	—	86
Restricted stock expense, net of reversal for units not expected to vest	(22)	—	—	—	(22)
Issuance of 4,159 shares associated with dividend reinvestment plan and stock purchase plan	69	—	—	—	69
Cash dividends declared ($0.18 per share)	—	(561)	—	—	(561)
Balance, December 31, 2023	$21,014	$68,504	$(695)	$(25,313)	$63,510

(Dollars in thousands, except per share data)	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, June 30, 2024	$21,178	$71,534	$(695)	$(28,332)	$63,685
Net income	—	4,523	—	—	4,523
Other comprehensive income	—	—	—	2,067	2,067
8,159 shares associated with vested restricted stock awards	52	—	112	—	164
Issuance of 258 stock-based incentive plan shares	—	—	—	—	—
Restricted stock expense	144	—	—	—	144
Issuance of 8,087 shares associated with dividend reinvestment plan and stock purchase plan	147	—	—	—	147
Cash dividends declared ($0.38 per share)	—	(1,190)	—	—	(1,190)
Balance, December 31, 2024	$21,521	$74,867	$(583)	$(26,265)	$69,540

CONSUMERS BANCORP, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (continued)

(Unaudited)

(Dollars in thousands, except per share data)	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, June 30, 2023	$20,769	$65,485	$(809)	$(29,961)	$55,484
Adoption of ASU 2016-13	—	(285)	—	—	(285)
Net income	—	4,425	—	—	4,425
Other comprehensive income	—	—	—	4,648	4,648
Vested 10,283 shares associated with restricted stock awards	81	—	114	—	195
Issuance of 8,519 stock-based incentive plan shares, net of forfeitures	2	—	—	—	2
Restricted stock expense	28	—	—	—	28
Issuance of 7,945 shares associated with dividend reinvestment plan and stock purchase plan	134	—	—	—	134
Cash dividends declared ($0.36 per share)	—	(1,121)	—	—	(1,121)
Balance, December 31, 2023	$21,014	$68,504	$(695)	$(25,313)	$63,510

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)	Six Months Ended December 31,
	2024	2023
Cash flows from operating activities
Net cash from operating activities	$4,356	$5,833
Cash flow from investing activities
Purchases of securities, available-for-sale	(24,406)	(7,049)
Maturities, calls and principal pay downs of securities, available-for-sale	21,821	11,850
Sale of securities, available-for-sale	—	4,002
Principal pay downs of securities, held-to-maturity	550	542
Net decrease in certificates of deposit in other financial institutions	—	264
Net change in Federal Home Loan Bank stock, at cost	114	(556)
Net increase in loans	(3,929)	(25,019)
Purchase of bank owned life insurance	(2,375)	—
Premises and equipment purchases	(2,335)	(546)
Net cash used in investing activities	(10,560)	(16,512)
Cash flow from financing activities
Net increase (decrease) in deposit accounts	24,678	(3,985)
Net change in short-term borrowings	(9,139)	(977)
Proceeds from Federal Home Loan Bank advances	—	18,300
Repayments of Federal Home Loan Bank advances	(5,633)	(642)
Proceeds from dividend reinvestment and stock purchase plan	147	134
Dividends paid	(1,190)	(1,121)
Net cash from financing activities	8,863	11,709
Increase in cash or cash equivalents	2,659	1,030
Cash and cash equivalents, beginning of period	17,723	11,755
Cash and cash equivalents, end of period	$20,382	$12,785

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$10,247	$7,409
Federal income taxes	1,150	1,125
Non-cash items:
Issuance of treasury stock for vested restricted stock awards	164	195

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited)

(Dollars in thousands, except per share amounts)

Note 1 – Summary of Significant Accounting Policies:

Nature of Operations: Consumers Bancorp, Inc. (the Company) is a bank holding company headquartered in Minerva, Ohio that provides, through its banking subsidiary, Consumers National Bank (the Bank), a broad array of products and services throughout its primary market area of Carroll, Columbiana, Jefferson, Mahoning, Stark, Summit, and contiguous counties in Ohio, Pennsylvania, and West Virginia. The Bank’s business involves attracting deposits from businesses and individual customers and using such deposits to originate commercial, mortgage and consumer loans in its primary market area. CNB Investment Co. is a wholly-owned subsidiary of the Bank that was formed in November 2024 for the primary purpose of investing in municipal securities and is disclosed as part of the Bank.

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

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 2 – Securities

Debt securities

The following tables summarize the amortized cost, fair value, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss on the Company’s debt securities available-for-sale and gross unrecognized losses on the Company’s debt securities held-to-maturity as of December 31, 2024, and June 30, 2024:

Available –for-Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2024
Obligations of U.S. Treasury	$2,981	$—	$(102)	$2,879
Obligations of U.S. government-sponsored entities and agencies	26,442	—	(3,149)	23,293
Obligations of state and political subdivisions	81,246	20	(7,860)	73,406
U.S. Government-sponsored mortgage-backed securities–residential	95,553	—	(14,470)	81,083
U.S. Government-sponsored mortgage-backed securities– commercial	8,576	—	(1,737)	6,839
U.S. Government-sponsored collateralized mortgage obligations– residential	69,126	234	(5,422)	63,938
Other debt securities	19,227	—	(760)	18,467
Total securities available-for-sale	$303,151	$254	$(33,500)	$269,905

Held-to-Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
December 31, 2024
Obligations of state and political subdivisions	$5,504	$—	$(210)	$5,294

Available-for-sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2024
Obligation of U.S Treasury	$6,471	$—	$(219)	$6,252
Obligations of U.S. government-sponsored entities and agencies	28,019	4	(3,356)	24,667
Obligations of state and political subdivisions	85,917	46	(8,233)	77,730
U.S. Government-sponsored mortgage-backed securities - residential	94,303	—	(14,936)	79,367
U.S. Government-sponsored mortgage-backed securities - commercial	8,584	—	(1,752)	6,832
U.S. Government-sponsored collateralized mortgage obligations – residential	60,333	92	(5,757)	54,668
Other debt securities	17,039	—	(1,753)	15,286
Total securities available-for-sale	$300,666	$142	$(36,006)	$264,802

Held-to-maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
June 30, 2024
Obligations of state and political subdivisions	$6,054	$—	$(524)	$5,530

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Proceeds from the sale of available-for-sale securities were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Proceeds from sales	$—	$—	$—	$4,002
Gross realized gains	—	—	—	—
Gross realized losses	—	—	—	79

The income tax benefit related to the realized losses was $16 for the six-month period ended December 31, 2023.

The amortized cost and fair values of debt securities as of December 31, 2024, by expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

Available-for-Sale	Amortized Cost	Estimated Fair Value
Due in one year or less	$6,841	$6,760
Due after one year through five years	27,390	25,905
Due after five years through ten years	36,858	34,282
Due after ten years	58,807	51,098
Total	129,896	118,045

U.S. Government-sponsored mortgage-backed and related securities	173,255	151,860
Total securities available-for-sale	$303,151	$269,905

Held-to-Maturity
Due after one year through five years	1,969	1,891
Due after five years through ten years	3,535	3,403
Total securities held-to-maturity	$5,504	$5,294

Securities with a carrying value of approximately $157,695 and $153,908 were pledged at December 31, 2024 and June 30, 2024, respectively, to secure public deposits and commitments as required or permitted by law.

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table summarizes the debt securities with unrealized and unrecognized losses as of December 31, 2024 and June 30, 2024, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or more		Total
Available-for-sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2024
Obligation of U.S. Treasury	$—	$—	$2,879	$(102)	$2,879	$(102)
Obligations of U.S. government-sponsored entities and agencies	1,057	(6)	21,665	(3,143)	22,722	(3,149)
Obligations of state and political subdivisions	10,257	(359)	58,669	(7,501)	68,926	(7,860)
U.S. Government-sponsored mortgage-backed securities – residential	8,088	(135)	72,754	(14,335)	80,842	(14,470)
U.S. Government-sponsored mortgage-backed securities – commercial	—	—	6,839	(1,737)	6,839	(1,737)
Collateralized mortgage obligations - residential	17,474	(191)	32,383	(5,231)	49,857	(5,422)
Other debt securities	1,975	(15)	16,242	(745)	18,217	(760)
Total	$38,851	$(706)	$211,431	$(32,794)	$250,282	$(33,500)

	Less than 12 Months		12 Months or more		Total
Held to Maturity	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss
December 31, 2024
Obligations of state and political subdivisions	$—	$—	$5,294	$(210)	$5,294	$(210)
Total	$—	$—	$5,294	$(210)	$5,294	$(210)

	Less than 12 Months		12 Months or more		Total
Available-for-sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2024
Obligations of U.S. Treasury	$—	$—	$6,252	$(219)	$6,252	$(219)
Obligations of U.S. government-sponsored entities and agencies	153	(4)	22,899	(3,352)	23,052	(3,356)
Obligations of state and political subdivisions	8,110	(148)	63,612	(8,085)	71,722	(8,233)
Mortgage-backed securities – residential	1,010	(3)	78,357	(14,933)	79,367	(14,936)
Mortgage-backed securities – commercial	—	—	6,832	(1,752)	6,832	(1,752)
Collateralized mortgage obligations - residential	10,363	(96)	36,049	(5,661)	46,412	(5,757)
Other debt securities	—	—	15,286	(1,753)	15,286	(1,753)
Total	$19,636	$(251)	$229,287	$(35,755)	$248,923	$(36,006)

	Less than 12 Months		12 Months or more		Total
Held to Maturity	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss
June 30, 2024
Obligations of state and political subdivisions	$—	$—	$5,530	$(524)	$5,530	$(524)
Total	$—	$—	$5,530	$(524)	$5,530	$(524)

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

At December 31, 2024, the Company’s portfolio consisted of 418 securities, of which 385 were available-for-sale and 3 were held-to-maturity securities in unrealized or unrecognized loss positions. As of December 31, 2024, no allowance for credit losses has been recognized on securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality. This is based upon our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our available-for-sale securities.

The Company’s mortgage-backed securities and collateralized mortgage obligations were issued by U.S. government-sponsored entities and agencies. The Company does not own any private label mortgage-backed securities. The Company’s municipal bond portfolio consists of tax-exempt and taxable general obligation and revenue bonds to a broad range of counties, towns, school districts, and other essential service providers. As of December 31, 2024, 97.3% of the municipal bonds held in the available-for-sale portfolio had an S&P or Moody’s investment grade rating, and 2.7% were non-rated issues. The municipal bonds in the held-to-maturity portfolio are all non-rated issues to local entities that are also deposit customers. The other debt securities consist of subordinated notes issued by other bank holding companies.

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

Equity Securities

The Company owns equity securities with an amortized cost of $400 and a fair value of $381 as of December 31, 2024, and June 30, 2024. Changes in the fair value of these securities are included in noninterest income on the consolidated statements of income. There were no net unrealized gains or losses on equity securities recognized in earnings and there were no sales of equity securities during the three- and six-month periods ended December 31, 2024 and 2023.

Note 3 – Loans and Allowance for Credit Losses

The following table presents loans by major category.

	December 31, 2024	June 30, 2024
Commercial & Industrial	$130,306	$127,782
Commercial real estate:
Owner occupied	158,080	163,856
Non-owner occupied	145,595	146,827
Farmland	40,606	38,898
Land Development	12,790	12,654
1 – 4 family residential real estate	196,742	196,098
Consumer	78,663	72,915
Subtotal	762,782	759,030
Unamortized deferred loan costs, net	13	84
Allowance for credit losses	(7,844)	(7,930)
Net Loans	$754,951	$751,184

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the activity in the allowance for credit losses by portfolio segment for the three months ended December 31, 2024.

	Commercial	Commercial			1-4 Family
	&	Real		Land	Residential
	Industrial	Estate	Farmland	Development	Real Estate	Consumer	Total

ACL beginning balance	$1,088	$3,678	$87	$183	$2,018	$894	$7,948
Provision for expected credit losses	52	(200)	6	(5)	67	165	85
Charge-offs	(64)	—	—	—	—	(156)	(220)
Recoveries	—	—	—	—	1	30	31
ACL ending balance	$1,076	$3,478	$93	$178	$2,086	$933	$7,844

The following table presents the activity in the allowance for credit losses by portfolio segment for the six months ended December 31, 2024.

	Commercial	Commercial			1-4 Family
	&	Real		Land	Residential
	Industrial	Estate	Farmland	Development	Real Estate	Consumer	Total

ACL beginning balance	$1,144	$3,650	$89	$174	$2,018	$855	$7,930
Provision for expected credit losses	(5)	(172)	4	4	66	265	162
Charge-offs	(64)	—	—	—	—	(282)	(346)
Recoveries	1	—	—	—	2	95	98
ACL ending balance	$1,076	$3,478	$93	$178	$2,086	$933	$7,844

The following table presents the activity in the allowance for credit losses by portfolio segment for the three months ended December 31, 2023.

					1-4 Family
	Commercial	Commercial			Residential
	&	Real		Land	Real
	Industrial	Estate	Farmland	Development	Estate	Consumer	Total

ACL beginning balance	$974	$3,951	$91	$266	$1,638	$862	$7,782
Provision for expected credit losses	(19)	180	(2)	(20)	56	130	325
Charge-offs	—	—	—	—	—	(137)	(137)
Recoveries	—	—	—	—	2	15	17
ACL ending balance	$955	$4,131	$89	$246	$1,696	$870	$7,987

The following table presents the activity in the allowance for credit losses by portfolio segment for the six months ended December 31, 2023.

	Commercial	Commercial			1-4 Family
	&	Real		Land	Residential
	Industrial	Estate	Farmland	Development	Real Estate	Consumer	Total

ACL beginning balance	$1,308	$3,943	$—	$—	$1,571	$902	$7,724
Cumulative effect of change in accounting principle	(455)	(53)	93	398	166	(97)	52
Provision for expected credit losses	102	241	(4)	(152)	(43)	221	365
Charge-offs	—	—	—	—	—	(243)	(243)
Recoveries	—	—	—	—	2	87	89
ACL ending balance	$955	$4,131	$89	$246	$1,696	$870	$7,987

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the amortized cost of non-accrual loans by class as of December 31, 2024 and the interest income recognized on non-accrual loans for the three- and six-month periods ended December 31, 2024:

	December 31, 2024
	Non-accrual Loans with no ACL	Total Non-accrual Loans	Interest income recognized During the periods presented on non-accrual loans
			Three-month Period	Six-month Period
Commercial & Industrial	$192	$192	$—	$—
Commercial real estate:
Owner occupied	—	—	10	16
1 – 4 family residential real estate	463	621	—	—
Total	$655	$813	$10	$16

The following table presents the amortized cost of non-accrual loans by class as of June 30, 2024 and the interest income recognized on non-accrual loans for the three- and six-month periods ended December 31, 2023:

	June 30, 2024		December 31, 2023
	Non-accrual	Total	Interest Income Recognized
	loans with	Non-accrual	During the periods presented
	no ACL	loans	on non-accrual loans
			Three-month Period	Six-month Period
Commercial & Industrial	$51	$308	$—	$—
Commercial real estate:
Owner occupied	189	189	—	—
1 – 4 family residential real estate	262	277	—	—
Total	$502	$774	$—	$—

The following table presents the aging of the amortized cost of past due loans as of December 31, 2024 by class of loans:

							Loans 90
	Days Past Due						Days Past
	30 – 59	60 - 89	90 Days or	Total	Loans Not		Due and
	Days	Days	Greater	Past Due	Past Due	Total	Accruing
Commercial & Industrial	$209	$174	$192	$575	$129,752	$130,327	$—
Commercial real estate:
Owner occupied	—	—	—	—	157,789	157,789	—
Non-owner occupied	—	—	—	—	145,279	145,279	—
Farmland	—	—	—	—	40,471	40,471	—
Land development	—	—	—	—	12,759	12,759	—
1 – 4 family residential real estate	584	40	621	1,245	196,509	197,754	—
Consumer	517	136	17	670	77,746	78,416	17
Total	$1,310	$350	$830	$2,490	$760,305	$762,795	$17

The above table of past due loans includes the recorded investment in non-accrual loans of $813 in the 90 days or greater category.

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

There were no modifications of loans to borrowers in financial distress completed during the three-and six-month periods ended December 31, 2024 and 2023.

Collateral Dependent Loans

A loan is considered collateral dependent when, based upon management's assessment, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. In such cases, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for estimated selling costs if satisfaction of the loan depends on the sale of the collateral. The following table presents the amortized cost of collateral dependent loans and the related allowance for credit losses allocated to these loans:

December 31, 2024:	Real Estate	Other	ACL
1 – 4 family residential real estate	$158	$—	$71
Total loans	$158	$—	$71

June 30, 2024:	Real Estate	Other	ACL
Commercial & Industrial	$—	$257	$67
Commercial real estate:
Owner occupied	189	—	—
Total loans	$189	$257	$67

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

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Based on the most recent analysis performed, the following tables present the amortized cost by internal risk category and class of loans as of December 31, 2024:

							Revolving	Revolving
							Loans	Loans
	Term Loans by Fiscal Year of Origination						Amortized	Converted
	2025	2024	2023	2022	2021	Prior	Cost Basis	To Term	Total
Commercial & Industrial
Pass	$8,762	$15,256	$20,636	$25,213	$5,737	$5,789	$47,038	$92	$128,523
Special Mention	—	434	59	223	289	98	536	—	1,639
Substandard	—	65	—	—	—	—	—	—	65
Doubtful	—	—	—	—	—	—	100	—	100
Total Commercial & Industrial	$8,762	$15,755	$20,695	$25,436	$6,026	$5,887	$47,674	$92	$130,327
Current year-to-date gross write-offs	$—	$—	$—	$—	$64	$—	$—	$—	$64
Commercial real estate:
Owner occupied:
Pass	$3,159	$12,184	$19,394	$27,586	$20,295	$52,251	$11,663	$130	$146,662
Special Mention	—	7,243	—	—	633	2,851	234	—	10,961
Substandard	—	—	—	—	—	166	—	—	166
Doubtful	—	—	—	—	—	—	—	—	—
Total owner occupied	$3,159	$19,427	$19,394	$27,586	$20,928	$55,268	$11,897	$130	$157,789
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Non-owner occupied:
Pass	$5,207	$14,094	$36,502	$21,610	$22,605	$44,580	$681	$—	$145,279
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total non-owner occupied	$5,207	$14,094	$36,502	$21,610	$22,605	$44,580	$681	$—	$145,279
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Farmland:
Pass	$3,015	$1,782	$5,772	$5,750	$5,191	$17,693	$1,133	$135	$40,471
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total Farmland	$3,015	$1,782	$5,772	$5,750	$5,191	$17,693	$1,133	$135	$40,471
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Land Development:
Pass	$—	$7,087	$1,978	$338	$460	$714	$2,182	$—	$12,759
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total Land Development	$—	$7,087	$1,978	$338	$460	$714	$2,182	$—	$12,759
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total:
Pass	$20,143	$50,403	$84,282	$80,497	$54,288	$121,027	$62,697	$357	$473,694
Special Mention	—	7,677	59	223	922	2,949	770	—	12,600
Substandard	—	65	—	—	—	166	—	—	231
Doubtful	—	—	—	—	—	—	100	—	100
Total	$20,143	$58,145	$84,341	$80,720	$55,210	$124,142	$63,567	$357	$486,625

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Management monitors the credit risk profile by payment activity for residential and consumer loan classes. Loans past due 90 days or more and loans on nonaccrual are considered nonperforming. The following table presents the amortized cost of residential real estate and consumer loans based on payment status as of December 31, 2024:

							Revolving	Revolving
							Loans	Loans
	Term Loans by Fiscal Year of Origination						Amortized	Converted
	2025	2024	2023	2022	2021	Prior	Cost Basis	To Term	Total
1 – 4 family residential real estate:
Performing	$9,839	$18,124	$20,080	$28,372	$52,337	$43,892	$24,419	$70	$197,133
Nonperforming	—	—	198	204	—	219	—	—	621
Total 1-4 family residential real estate	$9,839	$18,124	$20,278	$28,576	$52,337	$44,111	$24,419	$70	$197,754
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer:
Performing	$19,944	$24,880	$20,545	$9,496	$2,965	$418	$151	$—	$78,399
Nonperforming	—	—	17	—	—	—	—	—	17
Total consumer	$19,944	$24,880	$20,562	$9,496	$2,965	$418	$151	$—	$78,416
Current year-to-date gross write-offs	$14	$23	$88	$152	$3	$2	$—	$—	$282
Total:
Performing	$29,783	$43,004	$40,625	$37,868	$55,302	$44,310	$24,570	$70	$275,532
Nonperforming	—	—	215	204	—	219	—	—	638
Total	$29,783	$43,004	$40,840	$38,072	$55,302	$44,529	$24,570	$70	$276,170

Based on the most recent analysis performed, the following tables present the amortized cost by internal risk category and class of commercial loans as of June 30, 2024:

							Revolving	Revolving
							Loans	Loans
	Term Loans by Fiscal Year of Origination						Amortized	Converted
	2024	2023	2022	2021	2020	Prior	Cost Basis	To Term	Total
Commercial & Industrial
Pass	$43,540	$24,263	$28,588	$7,370	$3,448	$3,954	$14,868	$93	$126,124
Special Mention	151	67	569	12	—	61	755	—	1,615
Substandard	—	—	—	8	—	—	—	—	8
Doubtful	—	—	—	—	—	—	64	—	64
Total Commercial & Industrial	$43,691	$24,330	$29,157	$7,390	$3,448	$4,015	$15,687	$93	$127,811
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$6	$—	$—	$6
Commercial real estate:
Owner occupied:
Pass	$16,207	$20,615	$34,572	$21,405	$14,877	$41,035	$11,684	$—	$160,395
Special Mention	—	—	—	650	320	1,708	151	—	2,829
Substandard	—	—	—	—	—	254	—	—	254
Doubtful	—	—	—	14	—	51	—	—	65
Total owner occupied	$16,207	$20,615	$34,572	$22,069	$15,197	$43,048	$11,835	$—	$163,543
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Non-owner occupied:
Pass	$16,395	$37,241	$22,324	$23,564	$11,616	$34,570	$819	$—	$146,529
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total non-owner occupied	$16,395	$37,241	$22,324	$23,564	$11,616	$34,570	$819	$—	$146,529
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

							Revolving	Revolving
							Loans	Loans
	Term Loans by Fiscal Year of Origination						Amortized	Converted
	2024	2023	2022	2021	2020	Prior	Cost Basis	To Term	Total
Farmland:
Pass	$1,543	$5,854	$5,867	$5,309	$2,280	$16,591	$1,201	$143	$38,788
Special Mention	—	—	—	—	—	11	—	—	11
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total Farmland	$1,543	$5,854	$5,867	$5,309	$2,280	$16,602	$1,201	$143	$38,799
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Land Development:
Pass	$4,449	$2,005	$353	$512	$285	$504	$4,507	$—	$12,615
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total Land Development	$4,449	$2,005	$353	$512	$285	$504	$4,507	$—	$12,615
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total:
Pass	$82,134	$89,978	$91,704	$58,160	$32,506	$96,654	$33,079	$236	$484,451
Special Mention	151	67	569	662	320	1,780	906	—	4,455
Substandard	—	—	—	8	—	254	—	—	262
Doubtful	—	—	—	14	—	51	64	—	129
Total	$82,285	$90,045	$92,273	$58,844	$32,826	$98,739	$34,049	$236	$489,297

Management monitors the credit risk profile by payment activity for residential and consumer loan classes. Loans past due 90 days or more and loans on nonaccrual are considered nonperforming. The following table presents the amortized cost of residential real estate and consumer loans based on payment status as of June 30, 2024:

							Revolving	Revolving
							Loans	Loans
	Term Loans by Fiscal Year of Origination						Amortized	Converted
	2024	2023	2022	2021	2020	Prior	Cost Basis	To Term	Total
1 – 4 family residential real estate:
Performing	$16,675	$23,451	$29,857	$54,816	$18,891	$28,792	$24,235	$81	$196,798
Nonperforming	—	—	277	—	—	68	—	—	345
Total 1-4 family residential real estate	$16,675	$23,451	$30,134	$54,816	$18,891	$28,860	$24,235	$81	$197,143
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer:
Performing	$29,800	$25,179	$12,422	$4,241	$586	$236	$194	$—	$72,658
Nonperforming	8	—	8	—	—	—	—	—	16
Total consumer	$29,808	$25,179	$12,430	$4,241	$586	$236	$194	$—	$72,674
Current year-to-date gross write-offs	$63	$140	$265	$56	$35	$1	$—	$—	$560
Total:
Performing	$46,475	$48,630	$42,279	$59,057	$19,477	$29,028	$24,429	$81	$269,456
Nonperforming	8	—	285	—	—	68	—	—	361
Total	$46,483	$48,630	$42,564	$59,057	$19,477	$29,096	$24,429	$81	$269,817

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

Assets and liabilities measured at fair value on a recurring basis are summarized below, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Balance at December 31,	Fair Value Measurements at December 31, 2024
	2024	Level 1	Level 2	Level 3
Assets:
Obligations of U.S. Treasury	$2,879	$2,879	$—	$—
Obligations of U.S. government-sponsored entities and agencies	23,293	—	23,293	—
Obligations of state and political subdivisions	73,406	—	73,406	—
U.S. Government-sponsored mortgage-backed securities – residential	81,083	—	81,803	—
U.S. Government-sponsored mortgage-backed securities – commercial	6,839	—	6,839	—
U.S. Government-sponsored collateralized mortgage obligations - residential	63,938	—	63,938	—
Other debt securities	18,467	—	18,467	—
Equity securities	381	—	381	—

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

There were no transfers between Level 1 and Level 2 during the three-month and six-month periods ended December 31, 2024.

Certain assets and liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. Assets that may be recorded at fair value on a nonrecurring basis include individually evaluated collateral dependent loans, other real estate owned, and other repossessed assets.

Collateral Dependent Loans: The fair value of collateral dependent loans with specific allocations of the allowance for credit losses is generally based on recent real estate appraisals. Collateral dependent individually evaluated loans carried at fair value generally receive specific allocations of the allowance for credit losses or are charged down to their fair value. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. There were no collateral dependent individually evaluated loans measured at fair value on a non-recurring basis at December 31, 2024 or June 30, 2024.

Other Real Estate and Repossessed Assets Owned: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. Subsequent to their initial recognition, these assets are remeasured at fair value, which is the lower of cost or fair value less estimated costs to sell, through a write-down included in other non-interest expense. Real estate owned properties and other repossessed assets, which are primarily vehicles, are evaluated on a quarterly basis for additional impairment and adjusted accordingly. There were no such fair value measurement adjustments recorded during the periods ended December 31, 2024 or 2023. There was no other real estate owned and other repossessed assets as of December 31, 2024 or June 30, 2024.

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table shows the estimated fair values of financial instruments that are reported at amortized cost in the Company’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	December 31, 2024		June 30, 2024
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Level 1 inputs:
Cash and cash equivalents	$20,382	$20,382	$17,723	$17,723
Level 2 inputs:
Loans held for sale	718	730	908	920
Accrued interest receivable	3,221	3,221	3,560	3,560
Level 3 inputs:
Securities held-to-maturity	5,504	5,294	6,054	5,530
Loans, net	754,951	720,369	751,184	714,205
Financial Liabilities:
Level 2 inputs:
Demand and savings deposits	733,903	733,903	718,653	718,653
Time deposits	263,755	262,741	254,327	253,458
Short-term borrowings	20,868	20,868	30,007	30,007
Federal Home Loan Bank advances	8,076	7,252	13,709	12,672
Accrued interest payable	675	675	915	915

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

Time deposits: Fair value of fixed-maturity certificates of deposit was estimated using the rates offered at December 31, 2024 and June 30, 2024 for deposits of similar remaining maturities, resulting in Level 2 classification. Estimated fair value does not include the benefit that results from low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market.

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Federal Home Loan Bank advances: Fair value of Federal Home Loan Bank advances was estimated using current rates at December 31, 2024 and June 30, 2024 for similar financing resulting in a Level 2 classification.

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

NOTE 5—Affordable Housing Tax Credit Partnership

In April 2023, the Company invested in a limited partnership that in turn invested in qualified affordable housing projects that will generate tax benefits for the limited partner investors, including federal low-income housing tax credits pursuant to Section 42 of the Internal Revenue Code. This partnership investment is an unconsolidated Variable Interest Entity (VIE) for which the Company holds an interest in but is not the primary beneficiary of the VIE. The purpose of this investment is to achieve a satisfactory return on capital, to facilitate the sale of additional affordable housing product offerings, and to assist in achieving goals associated with the Community Reinvestment Act. The primary activities of the limited partnership include the identification, development, and operation of multi-family housing that is leased to qualifying residential tenants. Generally, these types of investments are funded through a combination of debt and equity.

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

The following table summarizes the balances of the affordable housing tax credit investment and related unfunded commitment at December 31, 2024 and June 30, 2024.

	December 31, 2024	June 30, 2024
Affordable housing tax credit investment	$10,250	$10,250
Less: amortization	(631)	(397)
Net affordable housing tax credit investment	$9,619	$9,853
Unfunded commitments	$6,860	$8,279

The following summarizes other information relating to the affordable housing tax credit investment for the three-month and six-month periods ended December 31, 2024, and 2023.

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Tax credits and other tax benefits recognized	$129	$8	$272	$23
Proportional amortization expense included in provision for income taxes	112	1	234	2

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 6 – Earnings Per Share

Basic earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period and is equal to net income divided by the weighted average number of shares outstanding during the period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares that may be issued upon the vesting of restricted stock awards. There were no shares that were anti-dilutive for the three-month period ended December 31, 2024 and 7,990 shares of restricted stock that were anti-dilutive for the six-month period ended December 31, 2024. There were 18,286 shares of restricted stock that were anti-dilutive for the three- and six-month periods ended December 31, 2023. The following table details the calculation of basic and diluted earnings per share:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2024	2023	2024	2023
Basic:
Net income available to common shareholders	$2,287	$2,015	$4,523	$4,425
Weighted average common shares outstanding	3,132,556	3,107,496	3,125,857	3,099,804
Basic income per share	$0.73	$0.65	$1.45	$1.43

Diluted:
Net income available to common shareholders	$2,287	$2,015	$4,523	$4,425
Weighted average common shares outstanding	3,132,556	3,107,496	3,125,857	3,099,804
Dilutive effect of restricted stock	—	—	—	—
Total common shares and dilutive potential common shares	3,132,556	3,107,496	3,125,857	3,099,804
Dilutive income per share	$0.73	$0.65	$1.45	$1.43

Note 7 –Accumulated Other Comprehensive Income (Loss)

The components of other comprehensive income related to unrealized gains and losses on available-for-sale securities for the three- and six-month periods ended December 31, 2024 and 2023, were as follows:

	Pretax	Tax Effect	After-tax	Affected Line Item in Consolidated Statements of Income
Balance as of September 30, 2024	$(26,051)	$5,470	$(20,581)
Unrealized holding losses on available-for-sale securities arising during the period	(7,195)	1,511	(5,684)
Balance as of December 31, 2024	$(33,246)	$6,981	$(26,265)

	Pretax	Tax Effect	After-tax	Affected Line Item in Consolidated Statements of Income
Balance as of September 30, 2023	$(47,698)	$10,017	$(37,681)
Unrealized holding gains on available-for-sale securities arising during the period	15,656	(3,288)	12,368
Balance as of December 31, 2023	$(32,042)	$6,729	$(25,313)

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

	Pretax	Tax Effect	After-tax	Affected Line Item in Consolidated Statements of Income
Balance as of June 30, 2024	$(35,864)	$7,532	$(28,332)
Unrealized holding gains on available-for-sale securities arising during the period	2,618	(551)	2,067
Balance as of December 31, 2024	$(33,246)	$6,981	$(26,265)

	Pretax	Tax Effect	After-tax	Affected Line Item in Consolidated Statements of Income
Balance as of June 30, 2023	$(37,925)	$7,964	$(29,961)
Unrealized holding gains on available-for-sale securities arising during the period	5,804	(1,219)	4,585
Amounts reclassified from accumulated other comprehensive loss	79	(16)	63	(a)(b)
Net current period other comprehensive income	5,883	(1,235)	4,648
Balance as of December 31, 2023	$(32,042)	$6,729	$(25,313)

(a) Securities (gains) losses, net

(b) Income tax expense

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations

(Dollars in thousands, except per share data)

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share data)

General

The following is management’s analysis of the Company’s results of operations for the three- and six-month periods ended December 31, 2024, compared to the same period in fiscal year 2023, and the consolidated balance sheet at December 31, 2024, compared to June 30, 2024. This discussion is designed to provide a more comprehensive review of the operating results and financial condition than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

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

Results of Operations

Three-and Six-Month Periods Ended December 31, 2024 and 2023

Net income for the second quarter of fiscal year 2025 was $2,287, or $0.73 per common share, compared with $2,015, or $0.65 per common share for the three months ended December 31, 2023. The following are key highlights of our results of operations for the three months ended December 31, 2024, compared with the prior fiscal year comparable period:

●

net interest income increased by $355, or 4.5%, to $8,319 in the second quarter of fiscal year 2025 from the same prior year period primarily because of a $35.9 million, or 3.5%, increase in average interest earning assets;

●

an $85 provision for credit losses on loans and a $40 provision for credit losses on unfunded commitments was recorded for the three-month period ended December 31, 2024, compared with a $325 provision for credit losses on loans and no adjustment to provision for credit losses on unfunded commitments for the same prior year period. The lower provision for credit losses on loans in the second quarter of fiscal year 2025 was primarily the result of a reduction in the outstanding balance of pooled loans during the second quarter of fiscal year 2025 versus the same prior year period;

●

noninterest income increased by $120, or 9.7%, in the second quarter of fiscal year 2025 compared with the same prior year period primarily because of an increase in debit card interchange income of $76, or 13.2%, an increase in bank owned life insurance income of $30, or 42.9%, because of the purchase of an additional policy, and an increase in service charges on deposit accounts of $11, or 2.5%.

●

noninterest expenses increased by $350, or 5.4%, in the second quarter of fiscal year 2025 from the same prior year period primarily due to increases in salaries and wages, employee incentives, director fees, and marketing and advertising expenses.

Net income for the first six months of fiscal year 2025 was $4,523, or $1.45 per common share, compared to $4,425, or $1.43 per common share for the six months ended December 31, 2023. The following are key highlights of our results of operations for the six months ended December 31, 2024, compared with the prior fiscal year comparable period:

net interest income increased by $244, or 1.5%, to $16,362 in the first six months of fiscal year 2025 from the same prior year period primarily because of a $44.7 million, or 4.4%, increase in average interest earning assets;

●

net interest income increased by $244, or 1.5%, to $16,362 in the first six months of fiscal year 2025 from the same prior year period primarily because of a $44.7 million, or 4.4%, increase in average interest earning assets;

●

a $162 provision for credit losses on loans and a $5 reduction to the provision for credit losses on unfunded commitments was recorded for the six-month period ended December 31, 2024, compared with a $365 provision for credit losses on loans and a $79 provision for credit losses on unfunded commitments for the same prior year period. The lower provision for credit losses recorded in the first six months of fiscal year 2025 was the result of a reduction in the outstanding balance of pooled loans during fiscal year 2025 versus the same prior year period.;

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations (continued)

(Dollars in thousands, except per share data)

●

noninterest income increased by $356, or 14.8%, in the first six months of fiscal year 2025 compared with the same prior year period primarily because of an increase in debit card interchange income of $141, or 12.5%, an increase in bank owned life insurance income of $54, or 39.1%, because of the purchase of an additional policy, and an increase in service charges on deposit accounts of $35, or 4.1%.

●

noninterest expenses increased by $773, or 6.1%, in the first six months of fiscal year 2025 from the same prior year period primarily due to increases in salaries and benefits, software expenses, and director and professional fees.

The annualized return on average equity and return on average assets were 12.55% and 0.81%, respectively, for the three months ended December 31, 2024 compared to 15.62% and 0.74%, respectively, for the same prior year period. The annualized return on average equity and return on average assets were 12.81% and 0.81%, respectively, for the six months ended December 31, 2024 compared to 16.50% and 0.83%, respectively, for the same prior year period.

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

The Company’s net interest margin was 3.02% for the three months ended December 31, 2024, compared with 2.95% for the same prior year period. FTE net interest income for the three months ended December 31, 2024, increased by $345, or 4.4%, to $8,238 from $7,893 for the same prior year period.

The yield on average interest-earning assets increased to 4.81% for the three months ended December 31, 2024, compared with 4.54% for the same period last year. Tax-equivalent interest income increased by $1,017, or 8.4%, for the three months ended December 31, 2024, from the same prior year period because of a $35,852, or 3.5%, due to an increase in average interest-earning assets as well as the effect of higher market interest rates on new and repricing earning assets. However, the yield on nontaxable securities is being negatively impacted since the interest expense attributable to carrying tax exempt securities is not deductible. Interest expense for the three months ended December 31, 2024 increased by $672 from the same prior year period primarily due to an increase in savings and time deposit costs as a result of higher market interest rates and from a shift of funds from lower yielding deposit products to higher yielding time and money market accounts. The Company’s cost of funds increased to 2.45% for the three months ended December 31, 2024 compared with 2.17% for the same prior year period.

The Company’s net interest margin was 2.97% for the six months ended December 31, 2024, compared with 3.03% for the same prior year period. FTE net interest income for the six months ended December 31, 2024, increased by $174, or 1.1%, to $16,178 from $16,004 for the same prior year period.

The yield on average interest-earning assets increased to 4.81% for the six months ended December 31, 2024, compared with 4.51% for the same period last year. Tax-equivalent interest income increased by $2,376, or 10.0%, for the six months ended December 31, 2024, from the same prior year period because of a $44,672, or 4.4%, increase in average interest-earning assets as well as the affect of higher market interest rates on new and repricing earning assets. However, the yield on nontaxable securities is being negatively impacted since the interest expense attributable to carrying tax exempt securities is not deductible. Interest expense for the six months ended December 31, 2024 increased by $2,202 from the same prior year period primarily due to an increase in savings and time deposit costs as a result of higher market interest rates, an increase in competition for deposits impacting the time deposit and money market offering rates, and from a shift of funds from lower yielding deposit products to higher yielding time and money market accounts. The Company’s cost of funds increased to 2.51% for the six months ended December 31, 2024 compared with 2.05% for the same prior year period. Competitive pressures on deposit pricing have begun to ease and pricing on money market accounts and time deposits were able to be reduced following the 100-basis point cuts in the discount rate since September 2024. As a result, management expects the cost of funds to trend downward in future quarters.

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations (continued)

(Dollars in thousands, except per share data)

Average Balance Sheets and Analysis of Net Interest Income for the Three Months Ended December 31,

(In thousands, except percentages)

	2024			2023
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Taxable securities	$206,730	$1,628	2.81%	$206,223	$1,378	2.28%
Nontaxable securities (1)	68,506	360	1.93	67,694	496	2.58
Loans receivable (1)	760,685	10,916	5.69	738,502	10,164	5.46
Federal bank and other restricted stocks	2,072	43	8.23	2,700	42	6.17
Equity securities	381	9	9.37	386	9	9.25
Interest bearing deposits and federal funds sold	15,617	178	4.52	2,634	28	4.22
Total interest-earning assets	1,053,991	13,134	4.81%	1,018,139	12,117	4.54%

Noninterest-earning assets	61,976			57,606

Total Assets	$1,115,967			$1,075,745

Interest-bearing liabilities:
NOW	$142,970	$235	0.65%	$138,698	$317	0.91%
Savings	355,057	1,691	1.89	333,549	1,274	1.52
Time deposits	264,930	2,831	4.24	249,402	2,354	3.74
Short-term borrowings	20,350	118	2.30	23,807	136	2.27
FHLB advances	8,080	21	1.03	25,615	143	2.21
Total interest-bearing liabilities	791,387	4,896	2.45%	771,071	4,224	2.17%

Noninterest-bearing liabilities:
Noninterest-bearing checking accounts	236,154			236,130
Other liabilities	16,146			17,364
Total liabilities	1,043,687			1,024,565
Shareholders’ equity	72,280			51,180

Total liabilities and shareholders’ equity	$1,115,967			$1,075,745

Net interest income, interest rate spread (1)		$8,238	2.36%		$7,893	2.37%

Net interest margin (net interest as a percent of average interest-earning assets) (1)			3.02%			2.95%

Federal tax exemption on non-taxable securities and loans included in interest income		$(81)			$(71)

Average interest-earning assets to interest-bearing liabilities	133.18%			132.04%

(1) calculated on a fully taxable equivalent basis utilizing a statutory federal income tax rate of 21.0%

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations (continued)

(Dollars in thousands, except per share data)

Average Balance Sheets and Analysis of Net Interest Income for the Six Months Ended December 31,

(In thousands, except percentages)

	2024			2023
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Taxable securities	$206,903	$3,199	2.74%	$205,774	$2,827	2.34%
Nontaxable securities (1)	68,232	699	1.87	69,030	923	2.34
Loans receivable (1)	758,819	21,854	5.71	722,796	19,860	5.45
Federal bank and other restricted stocks	2,098	83	7.85	2,212	83	7.44
Equity securities	381	17	8.85	386	17	8.74
Interest bearing deposits and federal funds sold	13,452	333	4.91	5,015	99	3.92
Total interest-earning assets	1,049,885	26,185	4.81%	1,005,213	23,809	4.51%

Noninterest-earning assets	61,127			58,426

Total Assets	$1,111,012			$1,063,639

Interest-bearing liabilities:
NOW	$142,882	$511	0.71%	$148,308	$690	0.92%
Savings	353,377	3,400	1.91	336,220	2,411	1.42
Time deposits	262,800	5,724	4.32	232,060	4,261	3.64
Short-term borrowings	24,311	318	2.59	23,909	262	2.17
FHLB advances	8,485	54	1.26	13,182	181	2.72
Total interest-bearing liabilities	791,855	10,007	2.51%	753,679	7,805	2.05%

Noninterest-bearing liabilities:
Noninterest-bearing checking accounts	232,562			239,223
Other liabilities	16,549			17,528
Total liabilities	1,040,966			1,010,430
Shareholders’ equity	70,046			53,209

Total liabilities and shareholders’ equity	$1,111,012			$1,063,639

Net interest income, interest rate spread (1)		$16,178	2.30%		$16,004	2.46%

Net interest margin (net interest as a percent of average interest-earning assets) (1)			2.97%			3.03%

Federal tax exemption on non-taxable securities and loans included in interest income		$(184)			$(114)

Average interest-earning assets to interest-bearing liabilities	132.59%			133.37%

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

The specific component includes loans that do not share similar risk characteristics that are evaluated on an individual basis and are excluded from the pooling approach. As of December 31, 2024, individually evaluated loans totaled $31,962 and included the $31,149 third-party residential mortgage warehouse line-of-credit and $813 of nonaccrual loans. The warehouse line-of-credit is included in individually evaluated loans because of the unique structure of the loan given the short-term nature of the advances, curtailment features provided by the lead financial institution that provides the lines-of-credit, as well as being secured by individual residential properties. There was a $72 specific allocation of the allowance for credit losses to the individually evaluated loans as of December 31, 2024.

For the six-month period ended December 31, 2024, the provision for credit losses on loans was $162 compared with $365 for the same period last year. The allowance for credit losses as a percentage of loans was 1.03% at December 31, 2024 and 1.04% at June 30, 2024. The provision for credit losses recorded in the first six months of fiscal year 2025 was lower than the prior year because of a reduction in the outstanding balance of commercial real estate loans during fiscal year 2025 versus the same prior year period and an adjustment to qualitative factor for volume in this loan segment. Net charge-offs of $248, or an annualized 0.07% of total loans, were recorded during the six-month period ended December 31, 2024, compared with net charge offs of $120, or an annualized 0.04% of total loans, for the same period last year.

Non-performing loans were $830 as of December 31, 2024, compared with $858 as of June 30, 2024. As of December 31, 2024, non-performing loans included $192 that is guaranteed by the Small Business Administration. Non-performing loans to total loans were 0.11%, or 0.08% excluding the guaranteed portion, at December 31, 2024 and 0.11%, or 0.07% excluding the guaranteed portion, at June 30, 2024. Loans classified as special mention increased to $12,600 as of December 31, 2024, from $4,455 as of June 30, 2024 primarily related to one commercial customer because of a combination of a delay in a construction project and reduced revenue in the industry. The construction project for this commercial customer is now complete, occupancy of the property has been obtained, the property is being leased out, and they have implemented cost saving measures which are all expected to improve their financial performance. Also, the real estate secured position on this credit is further improved by existing and approved/pending Small Business Administration 504 debentures. Uncertainty remains regarding future levels of criticized and classified loans, non-performing loans and charge-offs. Management will continue to closely monitor changes in the loan portfolio and will work with borrowers as needed to mitigate losses to the Company.

The allowance for credit losses on off-balance sheet credit exposures is a liability account representing expected credit losses over the contractual period for which the Company is exposed to credit risk resulting from a contractual obligation to extend credit. The reserve for unfunded commitments is primarily related to 1 - 4 family home equity lines of credit and construction loans, land development loans, and commercial construction loans. For the six-month period ended December 31, 2024, a reduction of $5 was recorded to the reserve for unfunded commitments compared with a $79 reserve for the same period last year. The reduction to the reserve recorded in the first six months of fiscal year 2025 was the result of an increase in the balance of unfunded commitments in segments with lower loss rates.

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations (continued)

(Dollars in thousands, except per share data)

Noninterest Income

Noninterest income increased by $120, or 9.7%, for the second quarter of fiscal year 2025 from the same period last year. For the six-month period ended December 31, 2024, noninterest income increased by $356, or 14.8%, from the same period last year. During the six-month period ended December 31, 2023, a $79 loss on the sale of lower yielding securities was included in noninterest income. Excluding this securities loss, noninterest income increased by $277, or 11.2%, compared with the same prior year period primarily because of an increase of $141, or 12.5%, in debit card interchange income primarily because of an increase in customer usage, an increase of $54, or 39.1%, in bank owned life insurance income because of the purchase of an additional life insurance policy, an increase of $35, or 4.1%, in service charges on deposit accounts primarily as a result of an increase in business service charges and new commercial deposit customers, and an increase of $22, or 13.1%, in gains from mortgage banking activity.

Noninterest Expenses

Total noninterest expenses increased by $350, or 5.4%, for the second quarter of fiscal year 2025 and by $773, or 6.1%, for the six-month period ended December 31, 2024 compared with the same periods last year. Salaries and employee benefits increased by $401, or 5.6%, for the six-month period ended December 31, 2024, compared with the same prior year period primarily because of merit and cost of living increases and an increase in incentive expense accruals. Occupancy and equipment expenses increased by $133, or 8.1%, for the first six months of the fiscal year 2025 compared with the same period last year primarily because of investments in new software, increases in software licensing fees, and increases in building maintenance and repair. Professional and director fees increased by $116, or 24.9%, primarily because of an increase in director fees due to the accrual for a restricted stock award. Debit card processing expenses increased by $53, or 8.5%, for the six-month period ended December 31, 2024, compared with the same prior year period primarily due to an increase in customer card usage and an increase in the number of cards issued. Franchise taxes increased by $47, or 24.4% because of an increase in the Ohio financial institution tax expense compared to the same prior year period due to an increase in total shareholders’ equity because of the improvement in the accumulated other comprehensive loss.

Income Taxes

Income tax expenses were $488 and $968 for the three- and six-month periods ended December 31, 2024 compared to $435 and $952 for the three- and six-month periods ended December 31, 2023. The effective tax rate was 17.6% for both three- and six-month periods ended December 31, 2024, and 17.8% and 17.7% for the three- and six-month periods ended December 31, 2023, respectively. The effective tax rates differed from the federal statutory rate because of tax-exempt income from obligations of state and political subdivisions, loans, bank owned life insurance income, and the low-income housing tax credits.

Financial Condition

Total assets as of December 31, 2024 were $1,111,193 compared to $1,097,089 at June 30, 2024, an increase of $14,104, or an annualized 2.6%. From June 30, 2024 to December 31, 2024, total loans increased by $3,681, or an annualized 1.0%, and total deposits increased by $24,678, or an annualized 5.1%.

Available-for-sale securities increased from $264,802 as of June 30, 2024, to $269,905 as of December 31, 2024. As of December 31, 2024, the portfolio had an unrealized loss of $33,246 as a result of the increase in market interest rates compared with the yields within the portfolio that were available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity or repricing dates or if market yields for such securities decline. The portfolio is primarily comprised of agency mortgage-backed securities, obligations of state and political subdivisions, other government agencies’ debt, corporate debt, and U.S. Treasury notes. The municipal bond portfolio consists of tax-exempt and taxable general obligations and revenue bonds to a broad range of counties, towns, school districts, and other essential service providers. As of December 31, 2024, 97.3 % of the municipal bonds held in the available-for-sale portfolio had an S&P or Moody’s investment grade rating, and 2.7% were non-rated issues. The other debt securities consist of subordinated notes issued by other bank holding companies. As of December 31, 2024, the projected cash flow from the portfolio over the next 12 months was approximately $36,348 which may be available to reinvest into loans or securities at the then current market rates.

Total loans increased by $3,681, or an annualized 1.0%, from June 30, 2024. The growth in loans was primarily within the consumer loan portfolio mainly from indirect loans due to the expansion of the indirect dealer network.

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations (continued)

(Dollars in thousands, except per share data)

Asset Quality

The following table presents the aggregate amounts of non-performing assets and select ratios as of the dates indicated.

	December 31, 2024	June 30, 2024	December 31, 2023
Non-accrual loans	$813	$774	$1,114
Loans past due over 90 days and still accruing	17	84	20
Total non-performing loans	830	858	1,134
Other real estate and repossessed assets	—	—	124
Total non-performing assets	$830	$858	$1,258

Non-performing loans to total loans	0.11%	0.11%	0.15%

As of December 31, 2024, non-accrual loans include loans that are guaranteed by the Small Business Administration. Excluding the guaranteed portion, non-performing loans were $638, or 0.08% of total loans as of December 31, 2024.

Contractual Obligations, Commitments, Contingent Liabilities and Off-Balance Sheet Arrangements

Liquidity

The objective of liquidity management is to ensure adequate cash flows to accommodate the demands of our customers and provide adequate flexibility for the Company to take advantage of market opportunities under both normal operating conditions and under unpredictable circumstances of industry or market stress. Cash is used to fund loans, purchase investments, fund the maturity of liabilities, and, at times, to fund deposit outflows and operating activities. The Company’s principal sources of funds are deposits; amortization and prepayments of loans; maturities, calls and principal receipts from securities; borrowings; and operations. Management considers the asset position of the Company to be sufficiently liquid to meet normal operating needs and conditions. The Company’s earning assets are mainly comprised of loans and investment securities. Management continually strives to obtain the best mix of loans and investments to both maximize yield and ensure the soundness of the portfolio, as well as to provide funding for loan demand as needed.

For the six months ended December 31, 2024, net cash inflows from operating activities was $4,356, net cash outflows for investing activities was $10,560 and net cash inflows from financing activities was $8,863. A major source of cash was $24,678 from the increase in deposits and $21,821 from maturity, calls, and principal pay downs of available-for-sale securities. A major use of cash was $24,406 for the purchase of available-for-sale securities and $3,929 for loan originations. Total cash and cash equivalents were $20,382 as of December 31, 2024, compared to $17,723 at June 30, 2024 and $12,785 at December 31, 2023.

The Bank offers several types of deposit products to a diverse base of business, public fund, and personal customers. We believe the rates offered by the Bank and the fees charged for them are competitive with the rates and fees charged by other banks for similar deposit products currently available in the market area. Deposits totaled $997,658 at December 31, 2024, an increase of $24,678, or an annualized 5.1%, compared with $972,980 at June 30, 2024. As of December 31, 2024, the estimated percentage of uninsured deposits, excluding collateralized public fund deposits, was 18.2%.

Jumbo time deposits (those with balances of $250 and over) totaled $69,168 as of December 31, 2024 and $59,233 as of June 30, 2024 and are from local customers, businesses, and public entities. These deposits are monitored closely by the Company and are mainly priced on an individual basis. The Company has the option to use a fee-paid broker or CD listing service to obtain deposits from outside its normal service area as an additional source of funding. The Company, however, does not rely upon these types of deposits as a primary source of funding. There were $516 and $6,004 of deposits classified as brokered deposits as of December 31, 2024 and June 30, 2024, respectively. Although management monitors interest rates on an ongoing basis, a quarterly rate sensitivity report is used to determine the effect of interest rate changes on the financial statements. In the opinion of management, enough assets or liabilities could be repriced over the near term (up to three years) to compensate for such changes. The spread on interest rates, or the difference between the average earning assets and the average interest-bearing liabilities, is monitored monthly.

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations (continued)

(Dollars in thousands, except per share data)

To provide additional sources of liquidity, the Company has lines of credit with other financial institutions and entered into agreements with the FHLB of Cincinnati and the Federal Reserve discount window. At December 31, 2024, advances from the FHLB of Cincinnati totaled $8,076 compared with $13,709 at June 30, 2024. As of December 31, 2024, the Bank had the ability to borrow an additional $94,858 from the FHLB of Cincinnati based on a blanket pledge of qualifying first mortgage and multi-family loans. The Company considers the FHLB of Cincinnati to be a reliable source of liquidity funding, secondary to its deposit base. In addition, at December 31, 2024, the Company had approximately $93,052 in securities unencumbered by a pledge that could be used to support additional borrowings, as needed, through the Federal Reserve discount window.

Borrowings with original maturities of one year or less are classified as short-term and were comprised of the following:

	December 31, 2024	June 30, 2024
Repurchase agreements	$13,868	$18,307
Federal funds purchased	7,000	1,700
Bank term funding program	—	10,000
Total short-term borrowings	$20,868	$30,007

Repurchase agreements are financing arrangements with local customers that mature daily. The Bank pledges securities as collateral for the repurchase agreements. The Federal Reserve’s Bank Term Funding Program (BTFP) was a facility established in 2023 in response to liquidity concerns within the banking industry and the program ceased making new loans on March 11, 2024. The BTFP was designed to provide additional funding to eligible depository institutions to help assure that banks had the ability to meet the needs of all their depositors. Under the program, eligible depository institutions could obtain loans of up to one year in length by pledging certain U.S. Treasuries, agency debt, mortgage-backed securities, and other qualifying assets as collateral. These assets were valued at par. In addition, the company has access to a line of credit from another financial institution since the holding company does not conduct operations and its primary sources of liquidity are dividends upstreamed from the Bank and borrowings from outside sources. As of December 31, 2024, the available credit on the holding company’s line of credit was $5,000.

To meet the financial needs of our customers, we have issued commitments to originate mortgage, commercial, construction, and consumer loans and commitments for commercial, home equity, and consumer lines of credit. Since commitments to extend credit have a fixed expiration date or other termination clause, some commitments will expire without being drawn upon and the total commitment amounts do not necessarily represent future cash requirements. Financial standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The same credit policies are used in making commitments and financial standby letters of credit as are used for on-balance sheet instruments. Total unused commitments were $156,694 as of December 31, 2024, and $145,796 as of June 30, 2024.

Capital Resources

Total shareholders’ equity increased by $5,855 to $69,540 as of December 31, 2024, from $63,685 as of June 30, 2024 because of a reduction of $2,067 in the accumulated other comprehensive loss from the mark-to-market of available-for-sale securities and from net income of $4,523 for the first six months of fiscal year 2025 which was partially offset by cash dividends paid of $1,190. As market interest rates rise, the fair value of fixed-rate available-for-sale securities decline with a corresponding net of tax decline recorded in the accumulated other comprehensive loss portion of equity. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such securities decline.

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

As of December 31, 2024, the Bank’s common equity tier 1 capital and tier 1 capital ratios were 11.34% and the leverage and total risk-based capital ratios were 8.15% and 12.33%, respectively. This compares with common equity tier 1 capital and tier 1 capital ratios of 11.07% and leverage and total risk-based capital ratios of 7.98% and 12.07%, respectively, as of June 30, 2024. The Bank exceeded minimum regulatory capital requirements to be considered well-capitalized for both periods. Management is not aware of any matters occurring subsequent to December 31, 2024 that would cause the Bank’s capital category to change.

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

CONSUMERS BANCORP, INC.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by the report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15e. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2024.

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

CONSUMERS BANCORP, INC. (Registrant)

Date: February 7, 2025	/s/ Ralph J. Lober Ralph J. Lober, II President & Chief Executive Officer (principal executive officer)

Date: February 7, 2025	/s/ Renee K. Wood Renee K. Wood Chief Financial Officer & Treasurer (principal financial officer)