Form 10-Q
period 2025-03-31
CONSUMERS BANCORP INC /OH/
filed 2025-05-08
CIK 1006830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025

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

There were 3,131,933 shares of Registrant’s common stock, no par value, outstanding as of May 6, 2025.

CONSUMERS BANCORP, INC. FORM 10-Q QUARTER ENDED March 31, 2025

Table of Contents

Page Number (s)
Part I – Financial Information

Item 1 – Financial Statements
Consolidated Balance Sheets at March 31, 2025 (unaudited) and June 30, 2024	1

Consolidated Statements of Income for the three and nine months ended March 31, 2025 and 2024 (unaudited)	2

Consolidated Statements of Comprehensive Income for the three and nine months ended March 31, 2025 and 2024 (unaudited)	3

Statements of Changes in Shareholders’ Equity for the three and nine months ended March 31, 2025 and 2024 (unaudited)	4-5

Condensed Consolidated Statements of Cash Flows for the three and nine months ended March 31, 2025 and 2024 (unaudited)	6

Notes to the Consolidated Financial Statements (unaudited)	7-24

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	25-33

Item 3 – Not Applicable for Smaller Reporting Companies

Item 4 – Controls and Procedures	34
Part II – Other Information
Item 1 – Legal Proceedings	35

Item 1A – Not Applicable for Smaller Reporting Companies

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3 – Defaults Upon Senior Securities	35
,
Item 4 – Mine Safety Disclosure	35

Item 5 – Other Information	35

Item 6 – Exhibits	35

Signatures	36

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

CONSUMERS BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)	March 31, 2025 (unaudited)	June 30, 2024
ASSETS
Cash on hand and noninterest-bearing deposits in financial institutions	$19,874	$17,709
Federal funds sold and interest-bearing deposits in financial institutions	14,561	14
Total cash and cash equivalents	34,435	17,723
Securities, available-for-sale	274,256	264,802
Securities, held-to-maturity (fair value of $5,270 at March 31, 2025 and $5,530 at June 30, 2024)	5,504	6,054
Equity securities, at fair value	381	381
Federal bank and other restricted stocks, at cost	2,072	2,186
Loans held for sale	242	908
Total loans	767,829	759,114
Less allowance for credit losses	(8,047)	(7,930)
Net loans	759,782	751,184
Cash surrender value of life insurance	13,164	10,500
Premises and equipment, net	18,738	16,927
Goodwill	2,452	2,452
Core deposit intangible, net	315	357
Other real estate owned and repossessed assets	76	—
Accrued interest receivable and other assets	22,352	23,615
Total assets	$1,133,769	$1,097,089

LIABILITIES
Deposits
Noninterest-bearing demand	$237,557	$225,087
Interest bearing demand	165,156	142,261
Savings	366,665	351,305
Time	256,131	254,327
Total deposits	1,025,509	972,980

Short-term borrowings	16,498	30,007
Federal Home Loan Bank advances	4,065	13,709
Accrued interest and other liabilities	14,240	16,708
Total liabilities	1,060,312	1,033,404
Commitments and contingent liabilities	—	—

SHAREHOLDERS’ EQUITY
Preferred stock (no par value, 350,000 shares authorized, none outstanding)	—	—
Common stock (no par value, 8,500,000 shares authorized; 3,180,572 and 3,172,227 shares issued as of March 31, 2025 and June 30, 2024, respectively)	21,591	21,178
Retained earnings	76,123	71,534
Treasury stock, at cost (48,639 common shares as of March 31, 2025 and June 30, 2024)	(583)	(695)
Accumulated other comprehensive loss	(23,674)	(28,332)
Total shareholders’ equity	73,457	63,685
Total liabilities and shareholders’ equity	$1,133,769	$1,097,089

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months ended March 31,		Nine Months ended March 31,
(Dollars in thousands, except per share amounts)	2025	2024	2025	2024

Interest and dividend income
Loans, including fees	$10,550	$10,288	$32,407	$30,150
Securities, taxable	1,740	1,508	4,939	4,447
Securities, tax-exempt	442	447	1,322	1,370
Equity securities	8	8	25	25
Federal bank and other restricted stocks	40	45	123	128
Federal funds sold and other interest-bearing deposits	128	110	461	209
Total interest and dividend income	12,908	12,406	39,277	36,329
Interest expense
Deposits	4,305	4,282	13,940	11,644
Short-term borrowings	65	205	383	467
Federal Home Loan Bank advances	19	93	73	274
Total interest expense	4,389	4,580	14,396	12,385
Net interest income	8,519	7,826	24,881	23,944
Provision for credit losses on loans	495	15	657	380
Provision for credit losses on unfunded commitments	15	23	10	102
Net interest income after provision for credit losses	8,009	7,788	24,214	23,462

Noninterest income
Service charges on deposit accounts	416	402	1,310	1,261
Debit card interchange income	586	573	1,856	1,702
Mortgage banking activity	72	79	262	247
Bank owned life insurance income	97	70	289	208
Securities losses, net	—	(1)	—	(80)
Other	107	96	316	280
Total noninterest income	1,278	1,219	4,033	3,618

Noninterest expenses
Salaries and employee benefits	3,976	3,604	11,559	10,786
Occupancy and equipment	968	921	2,747	2,567
Data processing expenses	220	204	641	599
Debit card processing expenses	359	298	1,032	918
Professional and director fees	277	267	858	732
FDIC assessments	182	210	596	587
Franchise taxes	132	121	372	314
Marketing and advertising	234	154	609	538
Telephone and network communications	77	90	245	267
Amortization of intangible	14	14	42	42
Other	723	637	1,930	1,866
Total noninterest expenses	7,162	6,520	20,631	19,216
Income before income taxes	2,125	2,487	7,616	7,864
Income tax expense	274	435	1,242	1,387
Net income	$1,851	$2,052	$6,374	$6,477

Basic and diluted earnings per share	$0.59	$0.66	$2.04	$2.09

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Dollars in thousands)	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024

Net income	$1,851	$2,052	$6,374	$6,477

Other comprehensive income (loss), net of tax:
Net change in unrealized losses on securities available-for-sale:
Unrealized gains (losses) arising during the period	3,278	(3,772)	5,896	2,032
Reclassification adjustment for net losses included in income	—	1	—	80
Net unrealized gains (losses)	3,278	(3,771)	5,896	2,112
Income tax effect	(687)	792	(1,238)	(443)
Other comprehensive income (loss)	2,591	(2,979)	4,658	1,669

Total comprehensive income (loss)	$4,442	$(927)	$11,032	$8,146

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share data)	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, December 31, 2024	$21,521	$74,867	$(583)	$(26,265)	$69,540
Net income	—	1,851	—	—	1,851
Other comprehensive income	—	—	—	2,591	2,591
Restricted stock expense	70	—	—	—	70
Cash dividends declared ($0.19 per share)	—	(595)	—	—	(595)
Balance, March 31, 2025	$21,591	$76,123	$(583)	$(23,674)	$73,457

(Dollars in thousands, except per share data)	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, December 31, 2023	$21,014	$68,504	$(695)	$(25,313)	$63,510
Net income	—	2,052	—	—	2,052
Other comprehensive loss	—	—	—	(2,979)	(2,979)
Restricted stock expense	15	—	—	—	15
Issuance of 3,680 shares associated with dividend reinvestment plan and stock purchase plan	62	—	—	—	62
Cash dividends declared ($0.18 per share)	—	(563)	—	—	(563)
Balance, March 31, 2024	$21,091	$69,993	$(695)	$(28,292)	$62,097

(Dollars in thousands, except per share data)	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, June 30, 2024	$21,178	$71,534	$(695)	$(28,332)	$63,685
Net income	—	6,374	—	—	6,374
Other comprehensive income	—	—	—	4,658	4,658
Vesting of 8,159 shares associated with restricted stock awards	52	—	112	—	164
Issuance of 258 stock-based incentive plan shares	—	—	—	—	—
Restricted stock expense	214	—	—	—	214
Issuance of 8,087 shares associated with dividend reinvestment plan and stock purchase plan	147	—	—	—	147
Cash dividends declared ($0.57 per share)	—	(1,785)	—	—	(1,785)
Balance, March 31, 2025	$21,591	$76,123	$(583)	$(23,674)	$73,457

CONSUMERS BANCORP, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (continued)

(Unaudited)

(Dollars in thousands, except per share data)	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, June 30, 2023	$20,769	$65,485	$(809)	$(29,961)	$55,484
Adoption of ASU 2016-13	—	(285)	—	—	(285)
Net income	—	6,477	—	—	6,477
Other comprehensive income	—	—	—	1,669	1,669
Vested 10,283 shares associated with restricted stock awards	81	—	114	—	195
Issuance of 8,519 stock-based incentive plan shares, net of forfeitures	2	—	—	—	2
Restricted stock expense	43	—	—	—	43
Issuance of 11,625 shares associated with dividend reinvestment plan and stock purchase plan	196	—	—	—	196
Cash dividends declared ($0.54 per share)	—	(1,684)	—	—	(1,684)
Balance, March 31, 2024	$21,091	$69,993	$(695)	$(28,292)	$62,097

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)	Nine Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net cash from operating activities	$6,394	$7,732
Cash flow from investing activities
Purchases of securities, available-for-sale	(32,890)	(8,970)
Maturities, calls and principal pay downs of securities, available-for-sale	29,260	16,452
Sale of securities, available-for-sale	—	8,092
Principal pay downs of securities, held-to-maturity	550	542
Net decrease in certificates of deposit in other financial institutions	—	1,753
Net change in Federal Home Loan Bank stock, at cost	114	(230)
Net increase in loans	(9,332)	(32,519)
Purchase of bank owned life insurance	(2,375)	—
Premises and equipment purchases	(2,747)	(811)
Net cash used in investing activities	(17,420)	(15,691)
Cash flow from financing activities
Net increase in deposit accounts	52,529	22,597
Net change in short-term borrowings	(13,509)	2,598
Proceeds from Federal Home Loan Bank advances	—	18,300
Repayments of Federal Home Loan Bank advances	(9,644)	(18,954)
Proceeds from dividend reinvestment and stock purchase plan	147	196
Dividends paid	(1,785)	(1,684)
Net cash from financing activities	27,738	23,053
Increase in cash or cash equivalents	16,712	15,094
Cash and cash equivalents, beginning of period	17,723	11,755
Cash and cash equivalents, end of period	$34,435	$26,849

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$14,558	$11,823
Federal income taxes	1,330	1,575
Non-cash items:
Transfer from loans to repossessed assets	76	51
Issuance of treasury stock for vested restricted stock awards	164	195

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

Segment Information: The Company adopted Accounting Standards Update 2023-07 “Segment Reporting (Topic 280) - Improvement to Reportable Segment Disclosures” (ASU 2023-07) as of January 1, 2025. The Company's operations have been evaluated for segment reporting and management has determined operations are managed along one operating segment, banking. While the Company’s chief operating decision maker (CODM) monitors the revenue streams of the Company’s various products and services, operations are managed, and financial performance is evaluated on a Company-wide basis. The Company has determined that all of its financial service operations meet the aggregation criteria of ASC 280, Segment Reporting, as its current operating model is structured whereby financial service operations serve a similar base of retail and commercial customers utilizing a company-wide offering of similar products and services managed through similar processes that are collectively reviewed by the Company's Chief Executive Officer, who has been identified as the CODM. Therefore, all the Company’s financial service operations are considered by the CODM to be aggregated in one reportable operating segment.

Our CODM evaluates interest and noninterest income streams and credit losses from our various products and services, while expense activities, including interest expense and noninterest expense, are managed, and financial performance is evaluated, on a Company-wide basis. As a result, detailed profitability information for each interest and noninterest income stream is not used to allocate resources or in assessing performance. Rather, the CODM uses consolidated net income to assess performance by comparing it to and monitoring it against budgeted and prior year results. This information is used to manage resources to drive business and net income growth, including investment in key strategic priorities, as well as to determine our ability to return capital to shareholders. Segment assets represent total assets on our Consolidated Balance Sheets and segment net income represents net income on our Consolidated Statements of Income. All the Company's earnings relate to its operations within the United States.

Reclassifications: Certain items in prior financial statements have been reclassified to conform to the current presentation. Any reclassifications had no impact on prior year net income or shareholders’ equity.

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Accounting Pronouncements Adopted in Fiscal Year 2025: In November 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-07. The amendments in ASU 2023-07 apply to all public entities that are required to report segment information in accordance with FASB ASC Topic 280, Segment Reporting. The amendments in ASU 2023-07 are intended to improve reportable segment disclosure requirements primarily through requiring enhanced disclosures about significant segment expenses. The amendments require that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss. Public entities are required to disclose, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition. In addition, public entities must provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by FASB ASC Topic 280, Segment Reporting in interim periods. The amendments clarify that if the CODM uses more than one measure of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report one or more of those additional measures of segment profit. However, at least one of the reported segment profit or loss measures (or the single reported measure, if only one is disclosed) should be the measure that is most consistent with the measurement principles used in measuring the corresponding amounts in the public entity’s consolidated financial statements. The amendments require that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Finally, the amendments require that a public entity that has a single reportable segment provide all the disclosures required by the amendments in ASU 2023-07 and all existing segment disclosures in ASC Topic 280. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. A public entity that adopts ASU 2023-07 should apply the amendments retrospectively to all prior periods presented in the financial statements. Upon adoption of ASU 2023-07, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company adopted ASU 2023-07 on January 1, 2025 with little impact as currently the Company's financial service operations are aggregated into one reportable operating segment.

Note 2 – Securities

Debt securities

The following tables summarize the amortized cost, fair value, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss on the Company’s debt securities available-for-sale and gross unrecognized losses on the Company’s debt securities held-to-maturity as of March 31, 2025, and June 30, 2024:

Available –for-Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2025
Obligations of U.S. Treasury	$2,986	$—	$(76)	$2,910
Obligations of U.S. government-sponsored entities and agencies	26,257	34	(2,657)	23,634
Obligations of state and political subdivisions	80,639	7	(8,485)	72,161
U.S. Government-sponsored mortgage-backed securities–residential	94,390	66	(12,368)	82,088
U.S. Government-sponsored mortgage-backed securities– commercial	8,572	—	(1,531)	7,041
U.S. Government-sponsored collateralized mortgage obligations– residential	71,760	429	(4,741)	67,448
Other debt securities	19,620	27	(673)	18,974
Total securities available-for-sale	$304,224	$563	$(30,531)	$274,256

Held-to-Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
March 31, 2025
Obligations of state and political subdivisions	$5,504	$—	$(234)	$5,270

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Available-for-sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2024
Obligation of U.S Treasury	$6,471	$—	$(219)	$6,252
Obligations of U.S. government-sponsored entities and agencies	28,019	4	(3,356)	24,667
Obligations of state and political subdivisions	85,917	46	(8,233)	77,730
U.S. Government-sponsored mortgage-backed securities - residential	94,303	—	(14,936)	79,367
U.S. Government-sponsored mortgage-backed securities - commercial	8,584	—	(1,752)	6,832
U.S. Government-sponsored collateralized mortgage obligations – residential	60,333	92	(5,757)	54,668
Other debt securities	17,039	—	(1,753)	15,286
Total securities available-for-sale	$300,666	$142	$(36,006)	$264,802

Held-to-maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
June 30, 2024
Obligations of state and political subdivisions	$6,054	$—	$(524)	$5,530

Proceeds from the sale of available-for-sale securities were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Proceeds from sales	$—	$4,090	$—	$8,092
Gross realized gains	—	14	—	14
Gross realized losses	—	15	—	94

The income tax benefit related to the net realized losses was less than $1 and was $17 for the three- and nine-month periods ended March 31, 2024, respectively.

The amortized cost and fair values of debt securities as of March 31, 2025, by expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

Available-for-Sale	Amortized Cost	Estimated Fair Value
Due in one year or less	$7,135	$7,049
Due after one year through five years	25,562	24,443
Due after five years through ten years	39,853	37,410
Due after ten years	56,952	48,777
Total	129,502	117,679

U.S. Government-sponsored mortgage-backed and related securities	174,722	156,577
Total securities available-for-sale	$304,224	$274,256

Held-to-Maturity
Due after one year through five years	$1,969	$1,890
Due after five years through ten years	3,535	3,380
Total securities held-to-maturity	$5,504	$5,270

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Securities with a carrying value of approximately $160,259 and $153,908 were pledged at March 31, 2025 and June 30, 2024, respectively, to secure public deposits and commitments as required or permitted by law.

The following tables summarize the debt securities with unrealized and unrecognized losses as of March 31, 2025 and June 30, 2024, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or more		Total
Available-for-sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2025
Obligation of U.S. Treasury	$—	$—	$2,910	$(76)	$2,910	$(76)
Obligations of U.S. government-sponsored entities and agencies	—	—	20,771	(2,657)	20,771	(2,657)
Obligations of state and political subdivisions	6,483	(251)	61,404	(8,234)	67,887	(8,485)
U.S. Government-sponsored mortgage-backed securities – residential	2,299	(8)	72,397	(12,360)	74,696	(12,368)
U.S. Government-sponsored mortgage-backed securities – commercial	—	—	7,041	(1,531)	7,041	(1,531)
Collateralized mortgage obligations - residential	7,922	(83)	32,013	(4,658)	39,935	(4,741)
Other debt securities	969	(12)	16,302	(661)	17,271	(673)
Total	$17,673	$(354)	$212,838	$(30,177)	$230,511	$(30,531)

	Less than 12 Months		12 Months or more		Total
Held to Maturity	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss
March 31, 2025
Obligations of state and political subdivisions	$—	$—	$5,270	$(234)	$5,270	$(234)
Total	$—	$—	$5,270	$(234)	$5,270	$(234)

	Less than 12 Months		12 Months or more		Total
Available-for-sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2024
Obligations of U.S. Treasury	$—	$—	$6,252	$(219)	$6,252	$(219)
Obligations of U.S. government-sponsored entities and agencies	153	(4)	22,899	(3,352)	23,052	(3,356)
Obligations of state and political subdivisions	8,110	(148)	63,612	(8,085)	71,722	(8,233)
Mortgage-backed securities – residential	1,010	(3)	78,357	(14,933)	79,367	(14,936)
Mortgage-backed securities – commercial	—	—	6,832	(1,752)	6,832	(1,752)
Collateralized mortgage obligations - residential	10,363	(96)	36,049	(5,661)	46,412	(5,757)
Other debt securities	—	—	15,286	(1,753)	15,286	(1,753)
Total	$19,636	$(251)	$229,287	$(35,755)	$248,923	$(36,006)

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

At March 31, 2025, the Company’s portfolio consisted of 424 securities, of which 367 were available-for-sale and 3 were held-to-maturity securities in unrealized or unrecognized loss positions. As of March 31, 2025, no allowance for credit losses has been recognized on securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality. This is based upon our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our available-for-sale securities.

The Company’s mortgage-backed securities and collateralized mortgage obligations were issued by U.S. government-sponsored entities and agencies. The Company does not own any private label mortgage-backed securities. The Company’s municipal bond portfolio consists of tax-exempt and taxable general obligation and revenue bonds to a broad range of counties, towns, school districts, and other essential service providers. As of March 31, 2025, 97.3% of the municipal bonds held in the available-for-sale portfolio had an S&P or Moody’s investment grade rating, and 2.7% were non-rated issues. The municipal bonds in the held-to-maturity portfolio are all non-rated issues to local entities that also are deposit customers. The other debt securities consist of subordinated notes issued by other bank holding companies.

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

Equity Securities

The Company owns equity securities with an amortized cost of $400 and a fair value of $381 as of March 31, 2025, and June 30, 2024. Changes in the fair value of these securities are included in noninterest income on the consolidated statements of income. There were no net unrealized gains or losses on equity securities recognized in earnings and there were no sales of equity securities during the three- and nine-month periods ended March 31, 2025 and 2024.

Note 3 – Loans and Allowance for Credit Losses

The following table presents loans by major category.

	March 31, 2025	June 30, 2024
Commercial & Industrial	$98,918	$127,782
Commercial real estate:
Owner occupied	159,116	163,856
Non-owner occupied	159,204	146,827
Farmland	41,158	38,898
Land Development	12,752	12,654
1 – 4 family residential real estate	199,215	196,098
Consumer	97,557	72,915
Subtotal	767,920	759,030
Unamortized deferred loan fees and costs, net	(91)	84
Allowance for credit losses	(8,047)	(7,930)
Net Loans	$759,782	$751,184

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the activity in the allowance for credit losses by portfolio segment for the three months ended March 31, 2025.

	Commercial	Commercial			1-4 Family
	&	Real		Land	Residential
	Industrial	Estate	Farmland	Development	Real Estate	Consumer	Total

ACL beginning balance	$1,076	$3,478	$93	$178	$2,086	$933	$7,844
Provision for expected credit losses	359	(170)	12	20	(92)	366	495
Charge-offs	(186)	—	—	—	—	(167)	(353)
Recoveries	—	—	—	—	—	61	61
ACL ending balance	$1,249	$3,308	$105	$198	$1,994	$1,193	$8,047

The following table presents the activity in the allowance for credit losses by portfolio segment for the nine months ended March 31, 2025.

	Commercial	Commercial			1-4 Family
	&	Real		Land	Residential
	Industrial	Estate	Farmland	Development	Real Estate	Consumer	Total

ACL beginning balance	$1,144	$3,650	$89	$174	$2,018	$855	$7,930
Provision for expected credit losses	354	(342)	16	24	(26)	631	657
Charge-offs	(250)	—	—	—	—	(449)	(699)
Recoveries	1	—	—	—	2	156	159
ACL ending balance	$1,249	$3,308	$105	$198	$1,994	$1,193	$8,047

The following table presents the activity in the allowance for credit losses by portfolio segment for the three months ended March 31, 2024.

					1-4 Family
	Commercial	Commercial			Residential
	&	Real		Land	Real
	Industrial	Estate	Farmland	Development	Estate	Consumer	Total

ACL beginning balance	$955	$4,131	$89	$246	$1,696	$870	$7,987
Provision for expected credit losses	122	(381)	1	(78)	276	75	15
Charge-offs	—	—	—	—	—	(138)	(138)
Recoveries	—	—	—	—	1	46	47
ACL ending balance	$1,077	$3,750	$90	$168	$1,973	$853	$7,911

The following table presents the activity in the allowance for credit losses by portfolio segment for the nine months ended March 31, 2024.

	Commercial	Commercial			1-4 Family
	&	Real		Land	Residential
	Industrial	Estate	Farmland	Development	Real Estate	Consumer	Total

ACL beginning balance	$1,308	$3,943	$—	$—	$1,571	$902	$7,724
Cumulative effect of change in accounting principle	(455)	(53)	93	398	166	(97)	52
Provision for expected credit losses	224	(140)	(3)	(230)	233	296	380
Charge-offs	—	—	—	—	—	(381)	(381)
Recoveries	—	—	—	—	3	133	136
ACL ending balance	$1,077	$3,750	$90	$168	$1,973	$853	$7,911

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the amortized cost of non-accrual loans by class as of March 31, 2025 and the interest income recognized on non-accrual loans for the three- and nine-month periods ended March 31, 2025:

	March 31, 2025
	Non-accrual	Total	Interest income recognized
	loans with	Non-accrual	During the periods presented
	no ACL	Loans	on non-accrual loans
			Three-month Period	Nine-month Period
Commercial & Industrial	$327	$327	$—	$—
Commercial real estate:
Owner occupied	—	—	—	16
1 – 4 family residential real estate	450	608	—	—
Total	$777	$935	$—	$16

The following table presents the amortized cost of non-accrual loans by class as of June 30, 2024 and the interest income recognized on non-accrual loans for the three- and nine-month periods ended March 31, 2024:

	June 30, 2024		March 31, 2024
	Non-accrual	Total	Interest Income Recognized
	loans with	Non-accrual	During the periods presented
	no ACL	loans	on non-accrual loans
			Three-month Period	Nine-month Period
Commercial & Industrial	$51	$308	$—	$—
Commercial real estate:
Owner occupied	189	189	—	—
1 – 4 family residential real estate	262	277	—	—
Total	$502	$774	$—	$—

The following table presents the aging of the amortized cost of past due loans as of March 31, 2025 by class of loans:

							Loans 90
	Days Past Due						Days Past
	30 – 59	60 - 89	90 Days or	Total	Loans Not		Due and
	Days	Days	Greater	Past Due	Past Due	Total	Accruing
Commercial & Industrial	$132	$—	$335	$467	$98,474	$98,941	$8
Commercial real estate:
Owner occupied	564	—	—	564	158,261	158,825	—
Non-owner occupied	—	—	—	—	158,839	158,839	—
Farmland	—	—	—	—	41,020	41,020	—
Land development	—	—	—	—	12,724	12,724	—
1 – 4 family residential real estate	879	31	380	1,290	198,963	200,253	—
Consumer	238	92	9	339	96,888	97,227	9
Total	$1,813	$123	$724	$2,660	$765,169	$767,829	$17

The above table of past due loans includes the recorded investment in non-accrual loans of $187 in the loans not past due category, $10 in the 30-59 days past due category, $31 in the 60-89 days past due category, and $707 in the 90 days or greater category.

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

There were no modifications of loans to borrowers in financial distress completed during the three-and nine-month periods ended March 31, 2025 and 2024.

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

March 31, 2025:	Real Estate	Other	ACL
1 – 4 family residential real estate	$158	$—	$71
Total loans	$158	$—	$71

June 30, 2024:	Real Estate	Other	ACL
Commercial & Industrial	$—	$257	$67
Commercial real estate:
Owner occupied	189	—	—
Total loans	$189	$257	$67

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

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Based on the most recent analysis performed, the following tables present the amortized cost by internal risk category and class of loans as of March 31, 2025:

							Revolving	Revolving
							Loans	Loans
	Term Loans by Fiscal Year of Origination						Amortized	Converted
	2025	2024	2023	2022	2021	Prior	Cost Basis	To Term	Total
Commercial & Industrial
Pass	$18,405	$14,259	$18,795	$18,345	$5,226	$5,429	$17,125	$91	$97,675
Special Mention	—	410	55	212	280	85	216	—	1,258
Substandard	—	8	—	—	—	—	—	—	8
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial & Industrial	$18,405	$14,677	$18,850	$18,557	$5,506	$5,514	$17,341	$91	$98,941
Current year-to-date gross write-offs	$49	$37	$—	$—	$64	$—	$—	$100	$250
Commercial real estate:
Owner occupied:
Pass	$7,599	$11,862	$21,620	$27,051	$19,708	$50,725	$8,701	$124	$147,390
Special Mention	—	7,595	—	—	626	2,681	372	—	11,274
Substandard	—	—	—	—	—	161	—	—	161
Doubtful	—	—	—	—	—	—	—	—	—
Total owner occupied	$7,599	$19,457	$21,620	$27,051	$20,334	$53,567	$9,073	$124	$158,825
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Non-owner occupied:
Pass	$22,307	$14,018	$36,143	$18,863	$22,267	$43,865	$1,376	$—	$158,839
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total non-owner occupied	$22,307	$14,018	$36,143	$18,863	$22,267	$43,865	$1,376	$—	$158,839
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Farmland:
Pass	$5,025	$1,761	$5,724	$5,697	$5,140	$16,809	$733	$131	$41,020
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total Farmland	$5,025	$1,761	$5,724	$5,697	$5,140	$16,809	$733	$131	$41,020
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Land Development:
Pass	$—	$7,106	$1,964	$331	$451	$678	$2,194	$—	$12,724
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total Land Development	$—	$7,106	$1,964	$331	$451	$678	$2,194	$—	$12,724
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total:
Pass	$53,336	$49,006	$84,246	$70,287	$52,792	$117,506	$30,129	$346	$457,648
Special Mention	—	8,005	55	212	906	2,766	588	—	12,532
Substandard	—	8	—	—	—	161	—	—	169
Doubtful	—	—	—	—	—	—	—	—	—
Total	$53,336	$57,019	$84,301	$70,499	$53,698	$120,433	$30,717	$346	$470,349

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Management monitors the credit risk profile by payment activity for residential and consumer loan classes. Loans past due 90 days or more and loans on nonaccrual are considered nonperforming. The following table presents the amortized cost of residential real estate and consumer loans based on payment status as of March 31, 2025:

							Revolving	Revolving
							Loans	Loans
	Term Loans by Fiscal Year of Origination						Amortized	Converted
	2025	2024	2023	2022	2021	Prior	Cost Basis	To Term	Total
1 – 4 family residential real estate:
Performing	$11,970	$19,431	$19,817	$27,839	$51,121	$42,824	$26,577	$66	$199,645
Nonperforming	—	—	187	201	—	220	—	—	608
Total 1-4 family residential real estate	$11,970	$19,431	$20,004	$28,040	$51,121	$43,044	$26,577	$66	$200,253
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer:
Performing	$45,496	$22,618	$18,293	$8,115	$2,316	$286	$94	$—	$97,218
Nonperforming	—	—	5	4	—	—	—	—	9
Total consumer	$45,496	$22,618	$18,298	$8,119	$2,316	$286	$94	$—	$97,227
Current year-to-date gross write-offs	$25	$26	$160	$220	$16	$2	$—	$—	$449
Total:
Performing	$57,466	$42,049	$38,110	$35,954	$53,437	$43,110	$26,671	$66	$296,863
Nonperforming	—	—	192	205	—	220	—	—	617
Total	$57,466	$42,049	$38,302	$36,159	$53,437	$43,330	$26,671	$66	$297,480

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

Assets and liabilities measured at fair value on a recurring basis are summarized below, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Balance at March 31,	Fair Value Measurements at March 31, 2025
	2025	Level 1	Level 2	Level 3
Assets:
Obligations of U.S. Treasury	$2,910	$2,910	$—	$—
Obligations of U.S. government-sponsored entities and agencies	23,634	—	23,634	—
Obligations of state and political subdivisions	72,161	—	72,161	—
U.S. Government-sponsored mortgage-backed securities – residential	82,088	—	82,088	—
U.S. Government-sponsored mortgage-backed securities – commercial	7,041	—	7,041	—
U.S. Government-sponsored collateralized mortgage obligations - residential	67,448	—	67,448	—
Other debt securities	18,974	—	18,974	—
Equity securities	381	—	381	—

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

There were no transfers between Level 1 and Level 2 during the three-month and nine-month periods ended March 31, 2025.

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

Collateral Dependent Loans: The fair value of collateral dependent loans with specific allocations of the allowance for credit losses is generally based on recent real estate appraisals. Collateral dependent individually evaluated loans carried at fair value generally receive specific allocations of the allowance for credit losses or are charged down to their fair value. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. There were no collateral dependent individually evaluated loans measured at fair value on a non-recurring basis at March 31, 2025 or June 30, 2024.

Other Real Estate and Repossessed Assets Owned: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. Subsequent to their initial recognition, these assets are remeasured at fair value, which is the lower of cost or fair value less estimated costs to sell, through a write-down included in other non-interest expense. Real estate owned properties and other repossessed assets, which are primarily vehicles, are evaluated on a quarterly basis for additional impairment and adjusted accordingly. There were no such fair value measurement adjustments recorded during the periods ended March 31, 2025 or 2024. As of March 31, 2025 the balance of other real estate owned was $0 and other repossessed assets was $76. There was no other real estate owned and other repossessed assets as of June 30, 2024.

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table shows the estimated fair values of financial instruments that are reported at amortized cost in the Company’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	March 31, 2025		June 30, 2024
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Level 1 inputs:
Cash and cash equivalents	$34,435	$34,435	$17,723	$17,723
Level 2 inputs:
Loans held for sale	242	249	908	920
Accrued interest receivable	3,377	3,377	3,560	3,560
Level 3 inputs:
Securities held-to-maturity	5,504	5,270	6,054	5,530
Loans, net	759,782	731,703	751,184	714,205
Financial Liabilities:
Level 2 inputs:
Demand and savings deposits	769,378	769,378	718,653	718,653
Time deposits	256,131	254,959	254,327	253,458
Short-term borrowings	16,498	16,498	30,007	30,007
Federal Home Loan Bank advances	4,065	3,378	13,709	12,672
Accrued interest payable	753	753	915	915

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

Time deposits: Fair value of fixed-maturity certificates of deposit was estimated using the rates offered at March 31, 2025 and June 30, 2024 for deposits of similar remaining maturities, resulting in Level 2 classification. Estimated fair value does not include the benefit that results from low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market.

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Federal Home Loan Bank advances: Fair value of Federal Home Loan Bank advances was estimated using current rates at March 31, 2025 and June 30, 2024 for similar financing resulting in a Level 2 classification.

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

The following table summarizes the balances of the affordable housing tax credit investment and related unfunded commitment at March 31, 2025 and June 30, 2024.

	March 31, 2025	June 30, 2024
Affordable housing tax credit investment	$10,250	$10,250
Less: amortization	(773)	(397)
Net affordable housing tax credit investment	$9,477	$9,853
Unfunded commitments	$5,662	$8,279

The following summarizes other information relating to the affordable housing tax credit investment for the three-month and nine-month periods ended March 31, 2025, and 2024.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Tax credits and other tax benefits recognized	$193	$249	$465	$272
Proportional amortization expense included in provision for income taxes	142	231	376	233

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 6 – Earnings Per Share

Basic earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period and is equal to net income divided by the weighted average number of shares outstanding during the period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares that may be issued upon the vesting of restricted stock awards. There were no shares that were anti-dilutive for the three-month period ended March 31, 2025 and 6,083 shares of restricted stock that were anti-dilutive for the nine-month period ended March 31, 2025. There were 15,489 shares of restricted stock that were anti-dilutive for the three- and nine-month periods ended March 31, 2024. The following table details the calculation of basic and diluted earnings per share:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2025	2024	2025	2024
Basic:
Net income available to common shareholders	$1,851	$2,052	$6,374	$6,477
Weighted average common shares outstanding	3,139,105	3,115,723	3,130,077	3,104,994
Basic income per share	$0.59	$0.66	$2.04	$2.09

Diluted:
Net income available to common shareholders	$1,851	$2,052	$6,374	$6,477
Weighted average common shares outstanding	3,139,105	3,115,723	3,130,077	3,104,994
Dilutive effect of restricted stock	44	—	—	—
Total common shares and dilutive potential common shares	3,139,149	3,115,723	3,130,077	3,104,994
Dilutive income per share	$0.59	$0.66	$2.04	$2.09

Note 7 –Accumulated Other Comprehensive Income (Loss)

The components of other comprehensive income related to unrealized gains and losses on available-for-sale securities for the three- and nine-month periods ended March 31, 2025 and 2024, were as follows:

	Pretax	Tax Effect	After-tax	Affected Line Item in Consolidated Statements of Income
Balance as of December 31, 2024	$(33,246)	$6,981	$(26,265)
Unrealized holding gains on available-for-sale securities arising during the period	3,278	(687)	2,591
Balance as of March 31, 2025	$(29,968)	$6,294	$(23,674)

	Pretax	Tax Effect	After-tax	Affected Line Item in Consolidated Statements of Income
Balance as of December 31, 2023	$(32,042)	$6,729	$(25,313)
Unrealized holding losses on available-for-sale securities arising during the period	(3,772)	792	(2,980)
Amounts reclassified from accumulated other comprehensive income	1	—	1	(a)(b)
Net current period other comprehensive loss	(3,771)	792	(2,979)
Balance as of March 31, 2024	$(35,813)	$7,521	$(28,292)

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

	Pretax	Tax Effect	After-tax	Affected Line Item in Consolidated Statements of Income
Balance as of June 30, 2024	$(35,864)	$7,532	$(28,332)
Unrealized holding gains on available-for-sale securities arising during the period	5,896	(1,238)	(4,658)
Balance as of March 31, 2025	$(29,968)	$6,294	$(23,674)

	Pretax	Tax Effect	After-tax	Affected Line Item in Consolidated Statements of Income
Balance as of June 30, 2023	$(37,925)	$7,964	$(29,961)
Unrealized holding gains on available-for-sale securities arising during the period	2,032	(426)	1,606
Amounts reclassified from accumulated other comprehensive loss	80	(17)	63	(a)(b)
Net current period other comprehensive income	2,112	(443)	1,669
Balance as of March 31, 2024	$(35,813)	$7,521	$(28,292)

(a) Securities (gains) losses, net

(b) Income tax expense

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations

(Dollars in thousands, except per share data)

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share data)

General

The following is management’s analysis of the Company’s results of operations for the three- and nine-month periods ended March 31, 2025, compared to the same periods in fiscal year 2024, and the consolidated balance sheet at March 31, 2025, compared to June 30, 2024. This discussion is designed to provide a more comprehensive review of the operating results and financial condition than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

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

Results of Operations

Three-and Nine-Month Periods Ended March 31, 2025 and 2024

Net income for the third quarter of fiscal year 2025 was $1,851, or $0.59 per common share, compared with $2,052, or $0.66 per common share for the three months ended March 31, 2024. The following are key highlights of our results of operations for the three months ended March 31, 2025, compared with the prior fiscal year comparable period:

●

tax-equivalent net interest income increased by $913, or 11.8%, to $8,656 in the third quarter of fiscal year 2025 from the same prior year period primarily because of a 29-basis point increase in the yield on interest-earning assets combined with a 10-basis point reduction in the cost of interest-bearing liabilities;

●

a $495 provision for credit losses on loans and a $15 provision for credit losses on unfunded commitments was recorded for the three-month period ended March 31, 2025, compared with a $15 provision for credit losses on loans and a $23 provision for credit losses on unfunded commitments for the same prior year period. The higher provision for credit losses on loans in the third quarter of fiscal year 2025 was because of a change in the loan mix caused by the significant organic loan growth during the quarter and net charge-offs of $292 that were recorded during the third quarter of fiscal year 2025;

●

noninterest income increased by $59, or 4.8%, in the third quarter of fiscal year 2025 compared with the same prior year period primarily because of an increase in bank owned life insurance income of $27, or 38.6% because of the purchase of an additional policy, an increase in service charges on deposit accounts of $14, or 3.5%, and an increase in debit card interchange income of $13, or 2.3%; and

●

noninterest expenses increased by $642, or 9.8%, in the third quarter of fiscal year 2025 from the same prior year period primarily because of increases in salaries and wages, employee incentives, and marketing and advertising expenses.

Net income for the first nine months of fiscal year 2025 was $6,374, or $2.04 per common share, compared to $6,477, or $2.09 per common share for the nine months ended March 31, 2024. The following are key highlights of our results of operations for the nine months ended March 31, 2025, compared with the prior fiscal year comparable period:

●

Tax-equivalent net interest income increased by $1,087, or 4.6%, to $24,834 in the first nine months of fiscal year 2025 from the same prior year period primarily because of a 27-basis point increase in the yield on interest-earning assets and because of a $37.1 million, or 3.7%, increase in average interest earning assets;

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations (continued)

(Dollars in thousands, except per share amounts)

●

a $657 provision for credit losses on loans and a $10 provision for credit losses on unfunded commitments was recorded for the nine-month period ended March 31, 2025, compared with a $380 provision for credit losses on loans and a $102 provision for credit losses on unfunded commitments for the same prior year period;

●

noninterest income increased by $415, or 11.5%, in the first nine months of fiscal year 2025 compared with the same prior year period primarily because of an increase in debit card interchange income of $154, or 9.0%, an increase in bank owned life insurance income of $81, or 38.9% because of the purchase of an additional policy, and an increase in service charges on deposit accounts of $49, or 3.9%; and

●

noninterest expenses increased by $1,415, or 7.4%, in the first nine months of fiscal year 2025 from the same prior year period primarily due to increases in salaries and benefits, software expenses, professional and director fees, and debit card processing expenses.

The annualized return on average equity and return on average assets were 10.35% and 0.68%, respectively, for the three months ended March 31, 2025, compared to 13.24% and 0.76%, respectively, for the same prior year period. The annualized return on average equity and return on average assets were 11.98% and 0.77%, respectively, for the nine months ended March 31, 2025 compared to 15.33% and 0.81%, respectively, for the same prior year period.

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

The Company’s net interest margin was 3.27% for the three months ending March 31, 2025, compared with 2.92% for the same prior year period. FTE net interest income for the three months ended March 31, 2025, increased by $913, or 11.8%, to $8,656 from $7,743 for the same prior year period.

The yield on average interest-earning assets increased to 4.93% for the three months ended March 31, 2025, compared with 4.64% for the same period last year. Tax-equivalent interest income increased by $722, or 5.9%, for the three months ended March 31, 2025, from the same prior year period primarily because of 29-basis point increase in the yield on average interest-earning assets and a $21,711, or 2.1%, increase in average interest-earning assets. The tax-equivalent yield on nontaxable securities was positively impacted in the third quarter of fiscal year 2025 by the Company’s transfer of municipal bonds to CNB Investment Co.. Also, the yield on interest earning assets increased because of higher market interest rates on new and repricing earning assets. Interest expense for the three months ended March 31, 2025 decreased by $191 from the same prior year period because of a reduction in short-term market interest rates lowering deposit and borrowing costs. The Company’s cost of funds decreased to 2.25% for the three months ended March 31, 2025 compared with 2.35% for the same prior year period.

The Company’s net interest margin was 3.07% for the nine months ended March 31, 2025, compared with 3.01% for the same prior year period. FTE net interest income for the nine months ended March 31, 2025, increased by $1,087, or 4.6%, to $24,834 from $23,747 for the same prior year period.

The yield on average interest-earning assets increased to 4.85% for the nine months ended March 31, 2025, compared with 4.58% for the same period last year. Tax-equivalent interest income increased by $3,098, or 8.6%, for the nine months ended March 31, 2025, from the same prior year period because of a $37,089, or 3.7%, increase in average interest-earning assets as well as the effect of higher market interest rates on new and repricing earning assets. Interest expense for the nine months ended March 31, 2025 increased by $2,011 from the same prior year period primarily due to an increase in savings and time deposit costs as a result of a shift of funds from lower yielding deposit products to higher yielding time and money market accounts, an increase in competition for deposits impacting the time deposit and money market offering rates, and from the higher market interest rates when the time deposits were opened or renewed. The Company’s cost of funds increased to 2.42% for the nine months ended March 31, 2025 compared with 2.17% for the same prior year period. Competitive pressures on deposit pricing have eased and pricing on money market accounts and time deposits were able to be reduced following the 100-basis point cuts in the discount rate since September 2024. As a result, management expects the cost of funds to continue to trend downward in future quarters.

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations (continued)

(Dollars in thousands, except per share amounts)

Average Balance Sheets and Analysis of Net Interest Income for the Three Months Ended March 31, (In thousands, except percentages)

	2025			2024
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Taxable securities	$212,152	$1,740	2.98%	$205,757	$1,620	2.75%
Nontaxable securities (1)	67,186	577	3.19	69,972	253	1.33
Loans receivable (1)	749,672	10,552	5.71	733,569	10,287	5.58
Federal bank and other restricted stocks	2,072	40	7.83	2,580	45	6.94
Equity securities	381	8	8.52	386	8	8.25
Interest bearing deposits and federal funds sold	11,232	128	4.62	8,720	110	5.02
Total interest-earning assets	1,042,695	13,045	4.93%	1,020,984	12,323	4.64%

Noninterest-earning assets	63,007			58,303

Total Assets	$1,105,702			$1,079,287

Interest-bearing liabilities:
NOW	$152,868	$253	0.67%	$140,886	$266	0.75%
Savings	355,121	1,542	1.76	332,818	1,306	1.56
Time deposits	259,689	2,510	3.92	257,926	2,710	4.18
Short-term borrowings	15,537	65	1.70	29,066	205	2.81
FHLB advances	6,957	19	1.11	13,126	93	2.82
Total interest-bearing liabilities	790,172	4,389	2.25%	773,822	4,580	2.35%

Noninterest-bearing liabilities:
Noninterest-bearing checking accounts	228,839			225,924
Other liabilities	14,188			17,229
Total liabilities	1,033,199			1,016,975
Shareholders’ equity	72,503			62,312

Total liabilities and shareholders’ equity	$1,105,702			$1,079,287

Net interest income, interest rate spread (1)		$8,656	2.68%		$7,743	2.29%

Net interest margin (net interest as a percent of average interest-earning assets) (1)			3.27%			2.92%

Federal tax exemption on non-taxable securities and loans included in interest income		$137			$(83)

Average interest-earning assets to interest-bearing liabilities	131.96%			131.94%

(1) calculated on a fully taxable equivalent basis utilizing a statutory federal income tax rate of 21.0%

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations (continued)

(Dollars in thousands, except per share amounts)

Average Balance Sheets and Analysis of Net Interest Income for the Nine Months Ended March 31, (In thousands, except percentages)

	2025			2024
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Taxable securities	$208,627	$4,939	2.82%	$205,770	$4,447	2.49%
Nontaxable securities (1)	67,888	1,276	2.30	69,341	1,176	2.02
Loans receivable (1)	755,814	32,406	5.71	726,361	30,147	5.52
Federal bank and other restricted stocks	2,089	123	7.84	2,334	128	7.30
Equity securities	381	25	8.74	386	25	8.62
Interest bearing deposits and federal funds sold	12,722	461	4.83	6,240	209	4.46
Total interest-earning assets	1,047,521	39,230	4.85%	1,010,432	36,132	4.58%

Noninterest-earning assets	61,748			58,362

Total Assets	$1,109,269			$1,068,794

Interest-bearing liabilities:
NOW	$146,162	$764	0.70%	$145,852	$956	0.87%
Savings	353,950	4,942	1.86	335,094	3,717	1.48
Time deposits	261,778	8,234	4.19	240,619	6,971	3.86
Short-term borrowings	21,429	383	2.38	25,616	467	2.43
FHLB advances	7,983	73	1.22	13,164	274	2.77
Total interest-bearing liabilities	791,302	14,396	2.42%	760,345	12,385	2.17%

Noninterest-bearing liabilities:
Noninterest-bearing checking accounts	231,340			234,731
Other liabilities	15,775			17,497
Total liabilities	1,038,417			1,012,573
Shareholders’ equity	70,852			56,221

Total liabilities and shareholders’ equity	$1,109,269			$1,068,794

Net interest income, interest rate spread (1)		$24,834	2.43%		$23,747	2.41%

Net interest margin (net interest as a percent of average interest-earning assets) (1)			3.07%			3.01%

Federal tax exemption on non-taxable securities and loans included in interest income		$(47)			$(197)

Average interest-earning assets to interest-bearing liabilities	132.38%			132.89%

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

The specific component includes loans that do not share similar risk characteristics that are evaluated on an individual basis and are excluded from the pooling approach. As of March 31, 2025, individually evaluated loans totaled $944, of which $935 are on nonaccrual. As of June 30, 2024, individually evaluated loans totaled $26,933 and included the $26,159 third-party residential mortgage warehouse line-of-credit and $774 of nonaccrual loans. The warehouse line-of-credit is included in individually evaluated loans because of the unique structure of the loan given the short-term nature of the advances, curtailment features provided by the lead financial institution that provides the lines-of-credit, as well as being secured by individual residential properties. There was a $71 and a $67 specific allocation of the allowance for credit losses to individually evaluated loans as of March 31, 2025 and June 30, 2024, respectively.

For the nine-month period ended March 31, 2025, the provision for credit losses on loans was $657 compared with $380 for the same period last year. The allowance for credit losses as a percentage of loans was 1.05% at March 31, 2025, and 1.04% at June 30, 2024. The provision for credit losses recorded in the first nine months of fiscal year 2025 was higher than the prior year because of a change in the loan mix caused by significant growth within the consumer and non-owner occupied commercial real estate portfolios, which increased by $24,553 and $12,310, respectively. Net charge-offs of $540, or an annualized 0.09% of total loans, were recorded during the nine-month period ended March 31, 2025, compared with net charge offs of $245, or an annualized 0.04% of total loans, for the same period last year.

Non-performing loans were $952 as of March 31, 2025, compared with $858 as of June 30, 2024. As of March 31, 2025, non-performing loans included $327 guaranteed by the Small Business Administration. Non-performing loans to total loans were 0.12%, or 0.08% excluding the guaranteed portion, at March 31, 2025 and 0.11%, or 0.07% excluding the guaranteed portion, at June 30, 2024. As of March 31, 2025, loans classified as special mention were $12,532, compared with $4,455 as of June 30, 2024. The increase was primarily related to one commercial customer because of a combination of a delay in a construction project and reduced revenue in the industry. The construction project for this commercial customer is now complete, occupancy of the property has been obtained, the property is being leased out, and they have implemented cost saving measures which are all expected to improve their financial performance. Also, the real estate secured position on this credit is further improved by existing and approved/pending Small Business Administration 504 debentures. Uncertainty remains regarding future levels of criticized and classified loans, non-performing loans and charge-offs. Management will continue to closely monitor changes in the loan portfolio and will work with borrowers as needed to mitigate losses to the Company.

The allowance for credit losses on off-balance sheet credit exposures is a liability account representing expected credit losses over the contractual period for which the Company is exposed to credit risk resulting from a contractual obligation to extend credit. The reserve for unfunded commitments is primarily related to 1 - 4 family home equity lines of credit and construction loans, land development loans, and commercial construction loans. For the nine-month period ended March 31, 2025, a $10 provision was recorded to the reserve for unfunded commitments compared with $79 for the same period last year. The balance of the reserve for unfunded commitments was $381 and $371 as of March 31, 2025 and June 30, 2025, respectively.

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations (continued)

(Dollars in thousands, except per share amounts)

Noninterest Income

Noninterest income increased by $59, or 4.8%, for the third quarter of fiscal year 2025 from the same period last year. For the nine-month period ended March 31, 2025, noninterest income increased by $415, or 11.5%, from the same period last year. During the nine-month period ended March 31, 2024, a $80 loss on the sale of lower yielding securities was included in noninterest income. Excluding this securities loss, noninterest income increased by $335, or 9.1%, compared with the same prior year period primarily because of an increase of $154, or 9.0%, in debit card interchange income primarily because of an increase in customer usage, an increase of $81, or 38.9%, in bank owned life insurance income because of the purchase of an additional life insurance policy, an increase of $49, or 3.9%, in service charges on deposit accounts primarily as a result of an increase in business service charges and new commercial deposit customers, and an increase of $15, or 6.1%, in gains from mortgage banking activity.

Noninterest Expenses

Total noninterest expenses increased by $642, or 9.8%, for the third quarter of fiscal year 2025 and by $1,415, or 7.4%, for the nine-month period ended March 31, 2025 compared with the same periods last year. Salaries and employee benefits increased by $773, or 7.2%, for the nine-month period ended March 31, 2025, compared with the same prior year period primarily because of merit and cost of living increases and an increase in incentive expense accruals. Occupancy and equipment expenses increased by $180, or 7.0%, for the first nine months of the fiscal year 2025 compared with the same period last year primarily because of investments in new software, increases in software licensing fees, and increases in building maintenance and repair. Professional and director fees increased by $126, or 17.2%, primarily because of an increase in director fees due to the accrual for a restricted stock award. Debit card processing expenses increased by $114, or 12.4%, for the nine-month period ended March 31, 2025, compared with the same prior year period primarily due to an increase in customer card usage and an increase in the number of cards issued. Franchise taxes increased by $58, or 18.5% because of an increase in the Ohio financial institution tax expense compared to the same prior year period due to an increase in total shareholders’ equity because of the improvement in the accumulated other comprehensive loss.

Income Taxes

Income tax expenses were $274 and $1,242 for the three- and nine-month periods ended March 31, 2025, compared to $435 and $1,387 for the three- and nine-month periods ended March 31,2024. The effective tax rates were 16.3% and 17.6% for the nine-month periods ended March 31, 2025 and 2024, respectively. The effective tax rates differed from the federal statutory rate because of tax-exempt income from obligations of state and political subdivisions, loans, bank owned life insurance income, and the low-income housing tax credits.

Financial Condition

Total assets as of March 31, 2025 were $1,133,769 compared to $1,097,089 at June 30, 2024, an increase of $36,680, or an annualized 4.5%. From June 30, 2024 to March 31, 2025, total loans increased by $8,715, or an annualized 1.5%, and total deposits increased by $52,529 or an annualized 7.2%.

Available-for-sale securities increased from $264,802 as of June 30, 2024, to $274,256 as of March 31, 2025. As of March 31, 2025, the portfolio had an unrealized loss of $29,986 as a result of the increase in market interest rates compared with the yields within the portfolio that were available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity or repricing dates or if market yields for such securities decline. The portfolio is primarily comprised of agency mortgage-backed securities, obligations of state and political subdivisions, other government agencies’ debt, corporate debt, and U.S. Treasury notes. The municipal bond portfolio consists of tax-exempt and taxable general obligations and revenue bonds to a broad range of counties, towns, school districts, and other essential service providers. As of March 31, 2025, 97.3% of the municipal bonds held in the available-for-sale portfolio had an S&P or Moody’s investment grade rating, and 2.7% were non-rated issues. The other debt securities consist of subordinated notes issued by other bank holding companies. As of March 31, 2025, the projected cash flow from the portfolio over the next 12 months was approximately $36,325 which may be available to reinvest into loans or securities at the then current market rates.

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations (continued)

(Dollars in thousands, except per share amounts)

Total loans increased by $8,715, or an annualized 1.5%, and organic loan growth was $34,874, or an annualized 6.3%, from June 30, 2024. The organic loan growth for the 2025 fiscal year-to-date period was mainly within the consumer and commercial real estate portfolios, which increased by $24,553 and $7,592, respectively. These increases were partially offset by a third-party residential mortgage warehouse line-of-credit with an outstanding balance of $26,159 as of June 30, 2024 that was paid down to zero as of March 31, 2025. The paydown was a result of lower mortgage volume due to higher mortgage rates and the funding needs of the lead bank. The outstanding balance of this line-of-credit is expected to increase in future periods if mortgage volume increases and as the funding needs of the lead bank changes.

Asset Quality

The following table presents the aggregate amounts of non-performing assets and select ratios as of the dates indicated.

	March 31, 2025	June 30, 2024	March 31, 2024
Non-accrual loans	$935	$774	$1,025
Loans past due over 90 days and still accruing	17	84	66
Total non-performing loans	952	858	1,091
Other real estate and repossessed assets	76	—	175
Total non-performing assets	$1,028	$858	$1,266

Non-performing loans to total loans	0.12%	0.11%	0.15%

As of March 31, 2025, non-accrual loans include loans that are guaranteed by the Small Business Administration. Excluding the guaranteed portion, non-performing loans were $768, or 0.08% of total loans as of March 31, 2025.

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

For the nine months ended March 31, 2025, net cash inflows from operating activities was $6,394, net cash outflows for investing activities was $17,420 and net cash inflows from financing activities was $27,738. A major source of cash was $52,529 from the increase in deposits and $29,260 from maturity, calls, and principal pay downs of available-for-sale securities. A major use of cash was $32,890 for the purchase of available-for-sale securities and $9,332 for loan originations. Total cash and cash equivalents were $34,435 as of March 31, 2025, compared to $17,723 at June 30, 2024 and $26,849 at March 31, 2024.

The Bank offers several types of deposit products to a diverse base of business, public fund, and personal customers. We believe the rates offered by the Bank and the fees charged for them are competitive with the rates and fees charged by other banks for similar deposit products currently available in the market area. Deposits totaled $1,025,509 at March 31, 2025, an increase of $52,529, or an annualized 7.2%, compared with $972,980 at June 30, 2024. As of March 31, 2025, the estimated percentage of uninsured deposits, excluding collateralized public fund deposits, was 17.4%.

Jumbo time deposits (those with balances of $250 and over) totaled $63,013 as of March 31, 2025 and $59,233 as of June 30, 2024 and are from local customers, businesses, and public entities. These deposits are monitored closely by the Company and are mainly priced on an individual basis. The Company has the option to use a fee-paid broker or CD listing service to obtain deposits from outside its normal service area as an additional source of funding. The Company, however, does not rely upon these types of deposits as a primary source of funding. There were $2,010 and $6,004 of deposits classified as brokered deposits as of March 31, 2025 and June 30, 2024, respectively. Although management monitors interest rates on an ongoing basis, a quarterly rate sensitivity report is used to determine the effect of interest rate changes on the financial statements. In the opinion of management, enough assets or liabilities could be repriced over the near term (up to three years) to compensate for such changes. The spread on interest rates, or the difference between the average earning assets and the average interest-bearing liabilities, is monitored monthly.

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations (continued)

(Dollars in thousands, except per share amounts)

To provide additional sources of liquidity, the Company has lines of credit with other financial institutions and entered into agreements with the FHLB of Cincinnati and the Federal Reserve discount window. At March 31, 2025, advances from the FHLB of Cincinnati totaled $4,065 compared with $13,709 at June 30, 2024. As of March 31, 2025, the Bank had the ability to borrow an additional $96,716 from the FHLB of Cincinnati based on a blanket pledge of qualifying first mortgage and multi-family loans. The Company considers the FHLB of Cincinnati to be a reliable source of liquidity funding, secondary to its deposit base. In addition, at March 31, 2025, the Company had approximately $93,805 in securities unencumbered by a pledge that could be used to support additional borrowings, as needed, through the Federal Reserve discount window.

Borrowings with original maturities of one year or less are classified as short-term and were comprised of the following:

	March 31, 2025	June 30, 2024
Repurchase agreements	$16,498	$18,307
Federal funds purchased	—	1,700
Bank term funding program	—	10,000
Total short-term borrowings	$16,498	$30,007

Repurchase agreements are financing arrangements with local customers that mature daily. The Bank pledges securities as collateral for the repurchase agreements. The Federal Reserve’s Bank Term Funding Program (BTFP) was a facility established in 2023 in response to liquidity concerns within the banking industry and the program ceased making new loans on March 11, 2024. The BTFP was designed to provide additional funding to eligible depository institutions to help assure that banks had the ability to meet the needs of all their depositors. Under the program, eligible depository institutions could obtain loans of up to one year in length by pledging certain U.S. Treasuries, agency debt, mortgage-backed securities, and other qualifying assets as collateral. These assets were valued at par. In addition, the company has access to a line of credit from another financial institution since the holding company does not conduct operations and its primary sources of liquidity are dividends upstreamed from the Bank and borrowings from outside sources. As of March 30,2024, the available credit on the holding company’s line of credit was $5,000.

To meet the financial needs of our customers, we have issued commitments to originate mortgage, commercial, construction, and consumer loans and commitments for commercial, home equity, and consumer lines of credit. Since commitments to extend credit have a fixed expiration date or other termination clause, some commitments will expire without being drawn upon and the total commitment amounts do not necessarily represent future cash requirements. Financial standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The same credit policies are used in making commitments and financial standby letters of credit as are used for on-balance sheet instruments. Total unused commitments were $196,143 as of March 31, 2025, and $145,796 as of June 30, 2024.

Capital Resources

Total shareholders’ equity increased by $9,772 to $73,457 as of March 31, 2025, from $63,685 as of June 30, 2024 because of an increase of $4,658 in the accumulated other comprehensive loss from the mark-to-market of available-for-sale securities and from net income of $6,374 for the first nine months of fiscal year 2025 which was partially offset by cash dividends paid of $1,785. As market interest rates rise, the fair value of fixed-rate available-for-sale securities decline with a corresponding net of tax decline recorded in the accumulated other comprehensive loss portion of equity. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such securities decline.

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

As of March 31, 2025, the Bank’s common equity tier 1 capital and tier 1 capital ratios were 11.38% and the leverage and total risk-based capital ratios were 8.33% and 12.38%, respectively. This compares with common equity tier 1 capital and tier 1 capital ratios of 11.07% and leverage and total risk-based capital ratios of 7.98% and 12.07%, respectively, as of June 30, 2024. The Bank exceeded minimum regulatory capital requirements to be considered well-capitalized for both periods. Management is not aware of any matters occurring subsequent to March 31, 2025 that would cause the Bank’s capital category to change.

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

Critical accounting policies are those policies that are highly dependent on subjective or complex judgments, estimates and assumptions and where changes in those estimates and assumptions could have a significant impact on the financial statements. The Company has identified the appropriateness of the allowance for credit losses and the evaluation of goodwill for impairment as critical accounting policies and an understanding of these policies is necessary to understand the financial statements. Note 1 (Summary of Significant Accounting Policies – Adoption of ASC 326 and Allowance for Credit Losses),  Note 3 (Loans and Allowance for Credit Losses), Note 5 (Goodwill and Acquired Intangible Assets), and Management’s Discussion and Analysis of Financial Condition and Results of Operation (Critical Accounting Policies and Use of Significant Estimates) of the 2024 Form 10-K provide detail regarding the Company’s accounting for the allowance for credit losses and Goodwill.

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

CONSUMERS BANCORP, INC.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by the report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15e. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2025.

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

CONSUMERS BANCORP, INC. (Registrant)

Date: May 8, 2025	/s/ Ralph J. Lober, II
Ralph J. Lober, II President & Chief Executive Officer (principal executive officer)

Date: May 8, 2025	/s/ Renee K. Wood
Renee K. Wood Chief Financial Officer & Treasurer (principal financial officer)