Form 10-K
period 2025-06-30
CONSUMERS BANCORP INC /OH/
filed 2025-09-05
CIK 1006830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2025

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to ______.

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

Based on the closing sales price on December 31, 2024, the aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant was approximately $54,022,928.

The number of shares outstanding of the Registrant’s common stock, no par value, was 3,144,775 at September 5, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

Certain specifically designated portions of Consumers Bancorp, Inc.’s definitive Proxy Statement, dated September 5, 2025, for its 2025 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

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

Consumers National Bank is a community-oriented financial institution that offers a wide range of commercial and consumer loan and deposit products, as well as mortgage, financial planning and investment services to individuals, farmers and small and medium sized businesses in our markets. Since 1965, the Bank’s main office has been serving Minerva, Ohio, and surrounding areas from its location at 614 East Lincoln Way, Minerva, Ohio. The Bank seeks to be the provider of choice for financial solutions to customers who value exceptional personalized service, local decision making, and modern banking technology. The Bank’s business involves attracting deposits from businesses and individual customers and using such deposits to originate commercial, mortgage and consumer loans in its market area, consisting primarily of Carroll, Columbiana, Jefferson, Mahoning, Stark, and Summit counties in Ohio. Its market includes these counties as well as the contiguous counties in northeast Ohio, western Pennsylvania, and northern West Virginia. As of June 30, 2025, the Bank had 22 full-service branch locations and one loan production office. The Bank also invests in securities consisting primarily of obligations of U.S. government-sponsored agencies, municipal obligations, and mortgage-backed securities issued by U.S. government sponsored entities. CNB Investment Co. (CNB) is a wholly-owned subsidiary of the Bank formed in November 2024 for the primary purpose of investing in municipal securities and is disclosed as part of the Bank.

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

The OCC and the FDIC may take various corrective actions against any undercapitalized bank and any bank that fails to submit an acceptable capital restoration plan or fails to implement a plan accepted by the OCC or the FDIC. These powers include, but are not limited to, requiring the institution to be recapitalized, prohibiting asset growth, restricting interest rates paid, requiring prior approval of capital distributions by any bank holding company that controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring new election of directors, and requiring the dismissal of directors and officers. The OCC’s final supervisory judgment concerning an institution’s capital adequacy could differ significantly from the conclusions that might be derived from the absolute level of an institution’s risk-based capital ratios. Therefore, institutions generally are expected to maintain risk-based capital ratios that exceed the minimum ratios. As of June 30, 2025, the Bank exceeded minimum regulatory capital requirements to be considered well-capitalized.

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

Employees

As of June 30, 2025, the Bank employed 178 full-time and 17 part-time employees. None of the employees are represented by a collective bargaining group. Management considers its relations with employees to be good.

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

Our objective for managing cybersecurity risk is to avoid or minimize the impacts of external threat events or other efforts to penetrate, disrupt or misuse our systems or information. The structure of our information security program is designed around the National Institute of Standards and Technology (NIST) Cybersecurity Framework, regulatory guidance, and other industry standards. In addition, we leverage certain industry and government associations, third-party benchmarking, audits, and threat intelligence feeds to facilitate and promote program effectiveness. The information security program is periodically reviewed by personnel with the goal of addressing changing threats and conditions.

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

Item 2—Properties

The Bank operates 22 full-service banking facilities and one loan production office (LPO) as noted below:

Location	Address	Owned	Leased
Adena	9 East Main Street, Adena, Ohio 43901	X
Alliance	610 West State Street, Alliance, Ohio 44601		X
Bergholz	256 2nd Street, Bergholz, Ohio 43908		X
Brewster	210 Wabash Ave S, Brewster, Ohio 44613	X
Calcutta	49028 Foulks Drive, Calcutta, Ohio 43920	X
Carrollton	1017 Canton Road NW, Carrollton, Ohio 44615		X
Dillonvale	44 Smithfield Street, Dillonvale, Ohio 43917	X
East Canton	440 W. Noble, East Canton, Ohio 44730	X
Fairlawn	3680 Embassy Parkway Suite B, Fairlawn, Ohio 44333		X
Green	4086 Massillon Road, Green, Ohio 44685		X
Hanoverton	30034 Canal Street, P.O. Box 178, Hanoverton, Ohio 44423	X
Hartville	1215 W. Maple Street, Hartville, Ohio 44632	X
Jackson-Belden	4026 Dressler Road NW, Canton, Ohio 44718	X
Lisbon	7985 Dickey Drive, Lisbon, Ohio 44432	X
Louisville	1111 N. Chapel Street, Louisville, Ohio 44641	X
Malvern	4070 Alliance Road, Malvern, Ohio 44644		X
Massillon	2117 Lincoln Way E., Massillon, Ohio 44647	X
Minerva	614 E. Lincoln Way, P.O. Box 256, Minerva, Ohio 44657	X
Mount Pleasant	298 Union Street, Mount Pleasant, Ohio 43939	X
Salem	141 S. Ellsworth Avenue, P.O. Box 798, Salem, Ohio 44460	X
Waynesburg	8607 Waynesburg Drive SE, P.O. Box 746, Waynesburg, Ohio 44688	X
Wellsville	565 Main Street, Wellsville, Ohio 43968	X
Boardman LPO	725 Boardman-Canfield Road, Building 1, Boardman, Ohio 44512		X

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

Item 4—Mine Safety Disclosures

None.

PART II

Item 5—Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The Company had 3,144,775 common shares outstanding on June 30, 2025, with 662 shareholders of record and an estimated 809 additional beneficial holders whose stock was held in nominee name. Attention is directed to Item 12 in this Form 10-K for information regarding the Company’s equity incentive plans, which information is incorporated herein by reference.

The common shares of Consumers Bancorp, Inc. are quoted on the OTCQX® Best Market under the symbol CBKM. The following quoted market prices reflect inter-dealer prices, without adjustments for retail markups, markdowns, or commissions and may not represent actual transactions. The market prices represent highs and lows reported during the applicable quarterly period.

Quarter Ended	September 30, 2024	December 31, 2024	March 31, 2025	June 30, 2025
High	$17.98	$20.01	$20.03	$20.25
Low	15.55	17.50	18.55	18.36
Cash dividends paid per share	0.19	0.19	0.19	0.19

Quarter Ended	September 30, 2023	December 31, 2023	March 31, 2024	June 30, 2024
High	$18.55	$17.50	$17.71	$17.70
Low	16.50	15.05	16.00	15.75
Cash dividends paid per share	0.18	0.18	0.18	0.18

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

There were no repurchases of the Company’s securities during fiscal year 2025.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share data)

General

The following is management’s analysis of the Company’s financial condition and results of operations as of and for the years ended June 30, 2025 and 2024. This discussion is designed to provide a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

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

Net Income. Net income was $8,667 for fiscal year 2025 compared with $8,580 for fiscal year 2024. The following key factors summarize our results of operations for the year ended June 30, 2025 compared with the same prior year period:

●

net interest income increased by $2,115, or 6.6%, in fiscal year 2025, primarily as a result of an increase in the yield on average interest earning assets as loans and securities repriced up to higher current market rates and due to a $40.0 million, or 3.9%, increase in average interest-earning assets;

●

a $1,137 provision for credit losses on loans and a $10 provision for credit losses on unfunded commitments were recorded during fiscal year 2025 compared with a $556 provision for credit losses on loans and a $63 provision for credit losses on unfunded commitments that were recorded during fiscal year 2024. The provision for credit losses on loans increased in fiscal year 2025 primarily due to the organic loan growth during the fiscal year;

●

noninterest income increased by $554, or 11.3%, in fiscal year 2025 from the same prior year period primarily as a result of an increase in debit card interchange income of $163, or 7.1%, and an increase in bank owned life insurance income of $113, or 40.6%; and

●	total noninterest expenses increased by $2,242, or 8.7%, in fiscal year 2025 due to increases in salaries, incentives, occupancy and equipment, and debit card processing expenses.

Return on average equity and return on average assets were 12.05% and 0.78%, respectively, for fiscal year 2025 compared with 14.95% and 0.80%, respectively, for the same period last year.

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

Net interest margin is calculated by dividing net interest income on a fully tax equivalent basis (FTE) by total interest-earning assets. FTE income includes tax-exempt income, restated to a pre-tax equivalent, based on the statutory federal income tax rate of 21.0%. All average balances are daily average balances. Non-accruing loans are included in average loan balances and average securities include unrealized gains and losses on securities available for sale, while yields are based on average amortized cost. In fiscal year 2024, the taxable equivalent adjustment to net interest income was negative since the interest expense attributable to carrying tax exempt securities is not deductible. The taxable equivalent adjustment improved in fiscal year 2025 since the municipal securities were transferred to CNB which does not have any interest expense.

Net Interest Income Year ended June 30,	2025	2024
Net interest income	$34,107	$31,992
Taxable equivalent adjustment to net interest income	90	(293)
Net interest income, fully taxable equivalent	$34,197	$31,699
Net interest margin	3.14%	3.03%
Taxable equivalent adjustment	0.01	(0.03)
Net interest margin, fully taxable equivalent	3.15%	3.00%

FTE net interest income for fiscal year 2025 was $34,197, an increase of $2,498 or 7.9%, from $31,699 in fiscal year 2024. The Company’s tax equivalent net interest margin was 3.15% for fiscal year 2025 and 3.00% for fiscal year 2024. FTE interest income for fiscal year 2025 was $53,139, an increase of $4,214, or 8.6%, from fiscal year 2024, primarily because of a 26-basis point increase in the yield on interest earning assets and a $39,977, or 3.9%, increase in average interest-earning assets from fiscal year 2024. The Company’s yield on average interest-earning assets was 4.90% for fiscal year 2025 compared with 4.64% for the same period last year. The yield on average interest-earning assets increased as loans and securities repriced up to higher current market rates and the tax-equivalent yield on nontaxable securities was positively impacted in fiscal year 2025 by the transfer of municipal bonds to CNB.

Interest expense for fiscal year 2025 was $18,942, an increase of $1,716 from fiscal year 2024. Interest expense increased primarily because of an increase in the cost of savings deposits, which includes money market accounts that have seen the largest increase in rates. Also, interest expense was impacted by a $31,220, or 4.1%, increase in average interest-bearing liabilities. The Company’s average cost of funds was 2.37% for fiscal year 2025 compared with 2.25% for the same prior year period.

Average Balance Sheet and Net Interest Margin

	2025			2024
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest earning assets:
Taxable securities	$209,791	$6,719	2.87%	$204,707	$5,985	2.53%
Nontaxable securities (1)	67,803	1,880	2.53	68,973	1,524	1.98
Loan receivables (1)	764,349	43,815	5.73	732,696	40,899	5.58
Federal bank and other restricted stocks	2,102	164	7.80	2,289	184	8.04
Equity securities	381	33	8.66	386	33	8.55
Interest bearing deposits and federal funds sold	10,986	528	4.81	6,384	300	4.70
Total interest earning assets	1,055,412	53,139	4.90%	1,015,435	48,925	4.64%
Noninterest earning assets	61,995			58,630
Total assets	$1,117,407			$1,074,065
Interest bearing liabilities:
Interest bearing demand	$149,258	$1,075	0.72%	$145,862	$1,260	0.86%
Savings	359,772	6,739	1.87	336,417	5,184	1.54
Time deposits	260,517	10,553	4.05	244,803	9,768	3.99
Short-term borrowings	20,296	462	2.28	27,041	702	2.60
FHLB advances	7,727	113	1.46	12,227	312	2.55
Total interest-bearing liabilities	797,570	18,942	2.37%	766,350	17,226	2.25%
Noninterest-bearing liabilities	247,906			250,306
Total liabilities	1,045,476			1,016,656
Shareholders’ equity	71,931			57,409
Total liabilities and shareholders’ equity	$1,117,407			$1,074,065
Net interest income, interest rate spread (1)		$34,197	2.53%		$31,699	2.39%
Net interest margin (net interest as a percent of average interest earning assets) (1)			3.15%			3.00%
Federal tax exemption on non-taxable securities and loans included in interest income		$90			$(293)
Average interest earning assets to interest bearing liabilities			132.33%			132.50%

(1)	Calculated on a fully taxable equivalent basis utilizing a statutory federal income tax rate of 21.0%.

The following table presents the changes in the Company’s interest income and interest expense resulting from changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities. Changes attributable to both rate and volume that cannot be segregated have been allocated in proportion to the changes due to rate and volume.

INTEREST RATES AND INTEREST DIFFERENTIAL

	2025 Compared to 2024 Increase / (Decrease)			2024 Compared to 2023 Increase / (Decrease)
	Total Change	Change due to Volume	Change due to Rate	Total Change	Change due to Volume	Change due to Rate
	(In thousands)
Interest earning assets:
Taxable securities	$734	$(78)	$812	$647	$(24)	$671
Nontaxable securities (1)	356	(51)	407	(935)	(367)	(568)
Loan receivables (2)	2,916	1,796	1,120	8,142	3,692	4,450
Federal bank and other restricted stocks	(20)	(15)	(5)	35	(5)	40
Interest bearing deposits and federal funds sold	228	221	7	(107)	(234)	127
Total interest and dividend income	4,214	1,873	2,341	7,782	3,062	4,720
Interest bearing liabilities:
Interest bearing demand	(185)	29	(214)	132	(88)	220
Savings deposits	1,555	379	1,176	2,671	(123)	2,794
Time deposits	785	635	150	6,749	2,339	4,410
Short-term borrowings	(240)	(161)	(79)	305	89	216
FHLB advances	(199)	(92)	(107)	145	43	102
Total interest expense	1,716	790	926	10,002	2,260	7,742
Net interest income	$2,498	$1,083	$1,415	$(2,220)	$802	$(3,022)

(1)	Nontaxable income is adjusted to a fully tax equivalent basis utilizing a statutory federal income tax rate of 21.0%.
(2)	Non-accrual loan balances are included for purposes of computing the rate and volume effects although interest on these balances has been excluded.

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

A provision for credit losses on loans of $1,137 was recorded in fiscal year 2025 compared with $556 in fiscal year 2024. The increase in the provision for expected credit losses on loans recorded in fiscal year 2025 was primarily due to the organic growth and a change in loan mix within the loan portfolio. The Commercial & Industrial loan segment includes a third-party residential mortgage warehouse line-of-credit that had an outstanding balance of zero as of June 30, 2025 compared with $26,159 as of June 30, 2024. The warehouse line-of-credit did not have any allowance for credit losses allocated to it in 2025 because of the unique structure and historical performance of this relationship and because this line-of-credit was replaced with other loans that received an allowance allocation at the time of origination. In the Commercial Real Estate loan segment, the provision declined primarily because of a reduction to the calculated loss rate. For each portfolio segment, the forecasted loss rate is determined by using peer and economic data from prior economic cycles to develop regression models.

For fiscal year 2025, net charge-offs of $597, or 0.07% of total loans, were recorded compared with $402, or 0.05% of total loans, for the same period last year. The allowance for credit losses as a percentage of loans was 1.04% at June 30, 2025 and 2024. The allowance for credit losses as a percentage of total loans was stable between the two periods since the forecasted unemployment rate projections remained within a relatively narrow range. The economy has remained resilient through the rapid rise in short-term interest rates and the recent changes in trade policies.

Non-performing loans were $1,031, or 0.11% of total loans, as of June 30, 2025. This compared with $858, or 0.10% of total loans, as of June 30, 2024. Non-performing loans have been considered in management’s analysis of the appropriateness of the allowance for credit losses. Management and the Board of Directors closely monitor these loans and believe the prospect for recovery of principal, less identified specific reserves, are favorable. As of June 30, 2025, loans classified as special mention were $15,750, compared with $4,455 as of June 30, 2024. The increase was primarily related to one commercial customer because of a combination of a delay in a construction project and reduced revenue in the industry. The construction project for this commercial customer is now complete and operations have commenced in the new building, a portion of the property is being leased out, and the customer has implemented cost saving measures which are all expected to improve its financial performance. Also, the real estate secured position on this credit is further improved by existing and approved/pending Small Business Administration 504 debentures. Uncertainty remains regarding future levels of criticized and classified loans, non-performing loans and charge-offs. Management will continue to closely monitor changes in the loan portfolio and will work with borrowers as needed to mitigate losses to the Company.

Noninterest Income. Total noninterest income increased by $554, or 11.3%, to $5,450 for fiscal year 2025. Debit card interchange income increased by $163, or 7.1% in fiscal year 2025 because of an increase in customer usage. Bank owned life insurance income increased by $113, or 40.6%, because of the purchase of a new life insurance policy during fiscal year 2025. Service charges on deposit accounts increased by $61, or 3.6%, in fiscal year 2025 primarily because of an increase in new commercial deposit customers and an increase in the usage of our cash management products by our existing business customers. Mortgage banking revenue increased by $53, or 15.3%.

Noninterest Expenses. Total noninterest expenses were $28,086 for the year ended June 30, 2025; an increase of $2,242, or 8.7%, from $25,844 for the year ended June 30, 2024.

Salaries and employee benefit expenses increased by $1,175, or 8.2%, during fiscal year 2025 primarily due to merit and cost of living increases and higher sales and incentive expenses.

Occupancy and equipment expenses increased by $279, or 8.1%, in fiscal year 2025 because of investments in new software, increases in software licensing fees, and increases in building maintenance and repair expenses. Professional and director fees increased by $257, or 24.9%, primarily because of an increase in director fees due to the accrual for a restricted stock award and due to higher legal fees. Debit card processing expenses increased by $175, or 14.2%, in fiscal year 2025 compared to the same prior year period primarily because of an increase in customer card usage and an increase in fees. Financial institution tax expenses increased by $74, or 17.1%, in fiscal year 2025 since this is a capital-based tax and total capital was higher as of the measurement date in fiscal year 2025.

Income Tax Expense. Income tax expense totaled $1,657 and $1,845 and the effective tax rates were 16.0% and 17.7% for the fiscal years ended June 30, 2025 and 2024, respectively. Income tax expense was calculated utilizing a statutory federal income tax rate of 21.0% in fiscal years 2025 and 2024. The effective tax rate differs from the federal statutory rate as a result of tax-exempt income from obligations of states and political subdivisions, loans, bank owned life insurance earnings, and the low-income housing tax credits.

Financial Condition

Total assets as of June 30, 2025 were $1.17 billion compared with $1.10 billion at June 30, 2024, an increase of $67,919, or 6.2%. The growth in total assets is mainly attributable to an increase of $54,344, or 7.2%, in total loans that was funded by a $63,838, or 6.6%, increase in total deposits.

Securities. Total securities were $279,042 at June 30, 2025, of which $273,875 were classified as available-for-sale and $5,167 were classified as held-to-maturity. The securities portfolio is mainly comprised of mortgage-backed securities and collateralized mortgage obligations issued by U.S. government sponsored entities and obligations of state and political subdivisions. The following tables summarize the amortized cost and fair value of available-for-sale securities at June 30, 2025 and 2024 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss:

June 30, 2025 Available-for-sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligation of U.S Treasury	$2,991	$—	$(54)	$2,937
Obligations of U.S. government-sponsored entities and agencies	26,117	47	(2,427)	23,737
Obligations of state and political subdivisions	84,120	24	(8,685)	75,459
U.S. Government-sponsored mortgage-backed securities - residential	91,676	96	(11,440)	80,332
U.S. Government-sponsored mortgage-backed securities – commercial	8,567	—	(1,461)	7,106
U.S. Government-sponsored collateralized mortgage obligations – residential	71,134	470	(4,543)	67,061
Other debt securities	17,819	58	(634)	17,243
Total available-for-sale securities	$302,424	$695	$(29,244)	$273,875

June 30, 2024 Available-for-sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligation of U.S. Treasury	$6,471	$—	$(219)	$6,252
Obligations of U.S. government-sponsored entities and agencies	28,019	4	(3,356)	24,667
Obligations of state and political subdivisions	85,917	46	(8,233)	77,730
U.S. government-sponsored mortgage-backed securities - residential	94,303	—	(14,936)	79,367
U.S. government-sponsored mortgage-backed securities - commercial	8,584	—	(1,752)	6,832
U.S. government-sponsored collateralized mortgage obligations – residential	60,333	92	(5,757)	54,668
Other debt securities	17,039	—	(1,753)	15,286
Total available-for-sale securities	$300,666	$142	$(36,006)	$264,802

The following tables summarize the amortized cost and fair value of held-to-maturity securities at June 30, 2025 and 2024 and the corresponding gross unrecognized gains and losses:

June 30, 2025 Held-to-maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Obligations of state and political subdivisions	$5,167	$—	$(141)	$5,026

June 30, 2024 Held-to-maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Obligations of state and political subdivisions	$6,054	$—	$(524)	$5,530

The following tables summarize the amounts and distribution of the Company’s securities held and the weighted average yields as of June 30, 2025:

Available-for-sale	Amortized Cost	Fair Value	Average Yield
Obligations of U.S. Treasury
Over 3 months through 1 year	$1,995	$1,974	0.25%
Over 1 year through 5 years	996	963	1.21
Total obligations of U.S. Treasury	2,991	2,937	0.57
Obligations of government-sponsored entities:
3 months or less	114	113	2.59
Over 3 months through 1 year	1,994	1,963	1.72
Over 1 year through 5 years	10,973	10,031	1.84
Over 5 years through 10 years	3,092	2,937	2.85
Over 10 years	9,944	8,693	2.67
Total obligations of government-sponsored entities	26,117	23,737	2.34
Obligations of state and political subdivisions:
3 months or less	2,747	2,739	3.49
Over 3 months through 1 year	450	446	2.69
Over 1 year through 5 years	14,731	14,341	2.66
Over 5 years through 10 years	21,575	20,312	2.42
Over 10 years	44,617	37,621	2.57
Total obligations of state and political subdivisions	84,120	75,459	2.58
Mortgage-backed securities - residential:
3 months or less	8	8	2.18
Over 3 months through 1 year	7	7	1.80
Over 1 year through 5 years	1,485	1,441	2.10
Over 5 years through 10 years	12,318	11,601	3.03
Over 10 years	77,858	67,275	2.10
Total mortgage-backed securities - residential	91,676	80,332	2.17

	Amortized Cost	Fair Value	Average Yield
Collateralized mortgage obligations:
Mortgage-backed securities – commercial:
Over 1 year through 5 years	$2,790	$2,437	1.83%
Over 5 years through 10 years	5,777	4,669	2.10
Total mortgage-backed securities - commercial	8,567	7,106	1.97

Collateralized mortgage obligations:
3 months or less	388	380	2.31
Over 1 year through 5 years	5,159	5,091	2.82
Over 5 years through 10 years	1,341	1,347	4.73
Over 10 years	64,246	60,243	3.79
Total collateralized mortgage obligations	71,134	67,061	3.78
Other debt securities
Over 1 year through 5 years	14,483	14,010	7.84
Over 5 years through ten years	3,336	3,233	4.23
Total other debt securities	17,819	17,243	6.69
Total available-for-sale securities	$302,424	$273,875	2.58%

Held-to-maturity
Obligations of state and political subdivisions:
Over 1 year through 5 years	$1,632	$1,582	1.69%
Over 5 years through 10 years	3,535	3,444	2.40
Total held-to-maturity securities	$5,167	$5,026	1.99%

The weighted average interest rates are based on coupon rates for securities purchased at par value and on effective yields considering amortization or accretion if the securities were purchased at a premium or discount. The weighted average yield on tax-exempt obligations has been calculated on a tax equivalent basis. Average yields are based on amortized cost balances.

Loans. Loan receivables increased by $54,344, or 7.2%, to $813,458 at June 30, 2025 compared to $759,114 at June 30, 2024. Commercial & industrial loans decreased by $14,298 primarily because of a third-party residential mortgage warehouse line-of-credit that had a balance of $26,159 as of June 30, 2024 that was paid down to zero as of June 30, 2025. The paydown was a result of lower mortgage volume due to higher mortgage rates and the funding needs of the lead bank. The outstanding balance of this line-of-credit is expected to increase in future periods if mortgage volume increases and as the funding needs of the lead bank changes. Consumer loans increased by $39,642, or 54.5%, because of the expansion of indirect auto lending within our market areas. Major classifications of loans, net of deferred loan fees and costs, were as follows as of June 30:

	2025	2024
Commercial & Industrial	$113,513	$127,811
Commercial real estate:
Owner occupied	162,674	163,543
Non-owner occupied	163,768	146,529
Farmland	42,050	38,799
Land Development	17,535	12,615
1-4 Family residential real estate	201,602	197,143
Consumer loans	112,316	72,674
Total loans	$813,458	$759,114

The following table shows the major classifications of loans, net of deferred fees and costs, which are based on the contractual terms for repayment of principal, that are due in the periods indicated as of June 30, 2025:

	Maturing
		After one year	After five years
	Within	but within	But within	After
	one year	five years	Fifteen years	Fifteen years	Total
Commercial & Industrial	$2,087	$40,657	$49,619	$21,150	$113,513
Commercial real estate:
Owner occupied	3,730	8,297	68,356	82,291	162,674
Non-owner occupied	6,281	13,592	64,990	78,905	163,768
Farmland	2	1,093	8,720	32,235	42,050
Land Development	4,603	9,575	1,043	2,314	17,535
1-4 Family residential real estate	4,443	5,013	45,551	146,595	201,602
Consumer loans	651	51,384	59,746	535	112,316
Total loans	$21,797	$129,611	$298,025	$364,025	$813,458

The following is a schedule of fixed and variable rate loans due after one year (variable rate loans are those loans with floating or adjustable interest rates) as of June 30, 2025:

Total due after one year:	Fixed Interest Rates	Variable Interest Rates	Total
Commercial & Industrial	$86,134	$25,292	$111,426
Commercial real estate:
Owner occupied	59,173	99,771	158,944
Non-owner occupied	51,089	106,398	157,487
Farmland	37,958	4,090	42,048
Land Development	5,905	7,027	12,932
1-4 Family residential real estate	146,781	50,378	197,159
Consumer loans	111,665	—	111,665
Total loans due after one year	$498,705	$292,956	$791,661

Allowance for Credit Losses on Loans. The determination of the balance of the allowance for credit losses is based on the CECL methodology and utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses for loans, held-to-maturity securities and other receivables at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. The allowance for credit losses (ACL) is maintained at a level considered by management to be adequate to cover credit losses currently expected over the weighted average life of each loan segment.

The ACL consists of general and specific components. The general component covers loans collectively evaluated for credit loss and is based on peer historical loss experience adjusted for current and forecasted factors. Management's adjustments to the quantitative evaluation may be for trends in delinquencies, trends in the volume of loans, changes in underwriting standards, changes in the value of underlying collateral, the existence and effect of portfolio concentration, regulatory environment, economic conditions, Company management and the status of portfolio administration including the Company’s loan review function.

The specific component includes loans that do not share similar risk characteristics that are evaluated on an individual basis and are excluded from the pooling approach. As of June 30, 2025, individually evaluated loans totaled $930 and there was a specific reserve of $52 allocated to these individually evaluated loans. As of June 30, 2024, individually evaluated loans totaled $26,933 and included the $26,159 third-party residential mortgage warehouse line-of-credit and $774 of nonaccrual loans. The warehouse line-of-credit is included in individually evaluated loans because of the unique structure of the loan given the short-term nature of the advances, curtailment features provided by the financial institution that the line-of-credit is issued to, as well as being secured by individual residential properties. As of June 30, 2024, there was a specific reserve of $67 allocated to the individually evaluated loans.

Failure to receive principal and interest payments when due on any loan results in efforts to restore such loan to a current status. Loans are classified as non-accrual when, in the opinion of management, full collection of principal and accrued interest is not expected. The loans must be brought and kept current for six sustained payments before being considered for removal from non-accrual status. Occasionally, loans to borrowers in financial distress are modified by providing principal forgiveness, interest rate reduction, term extension, or an other-than-insignificant payment delay. If principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses. One concession or multiple types of concessions may be provided on one loan. There were no modifications of loans to borrowers in financial distress completed during the fiscal years ended June 30, 2025 and 2024. Continued unsuccessful collection efforts generally lead to initiation of foreclosure or other legal proceedings.

The following table summarizes non-accrual loans, non-performing assets, and associated ratios for the years ended June 30:

	2025		2024
Non-accrual loans	$930		$774
Accruing loans past due 90 days or more	101		84
Total non-performing loans	$1,031		$858
Other real estate and repossessed assets owned	—		—
Total non-performing assets	$1,031		$858

Non-accrual to total loans	0.11%		0.10%
Allowance for credit losses to non-accrual loans	9.11	x	10.24
Allowance for credit losses to total loans	1.04%		1.04%

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

The following table summarizes the Company’s net (charge-offs) recoveries by loan category and the ratio of net (charge-offs) recoveries to average loans for the years ended June 30:

	2025		2024
	Net (Charge-offs) Recoveries	% to Average Loans	Net (Charge-offs) Recoveries	% to Average Loans
Commercial & Industrial	$(252)	(0.03)%	(6)	—
Commercial real estate	—	—	—	—
1-4 Family residential real estate	2	—	4	—
Consumer loans	(347)	(0.05)	(400)	(0.05)%
Total net charge-offs	$(597)	(0.08)%	$(402)	(0.05)%

The following schedule is a breakdown of the allowance for credit losses allocated by type of loan and related ratios:

	Allocation of the Allowance for Credit Losses		Allocation of the Allowance for Credit Losses
	Allowance Amount	% of Loan Type to Total Loans	Allowance Amount	% of Loan Type to Total Loans
	June 30, 2025		June 30, 2024
Commercial & Industrial	$1,249	13.9%	$1,144	16.8%
Commercial real estate loans	3,446	40.1	3,650	40.8
Farmland	118	5.2	89	5.1
Land Development	266	2.2	174	1.7
1-4 Family residential real estate	2,010	24.8	2,018	26.0
Consumer loans	1,381	13.8	855	9.6
Total	$8,470	100.0%	$7,930	100.0%

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

Deposits. Total deposits increased by $63,838 or 6.6%, from $972,980 at June 30, 2024 to $1.04 billion at June 30, 2025. As of June 30, 2025, the Company maintained a favorable funding mix with 23.1% of total deposits in noninterest-bearing demand deposits, 14.8% in interest-bearing demand deposits, 36.6% in savings and money market deposits, and 25.5% in certificates and other time deposits.

The following is a schedule of average deposit amounts and average rates paid on each category for the periods included:

	Years Ended June 30,
	2025		2024
	Amount	Rate	Amount	Rate
Noninterest-bearing demand deposit	$232,654	—	$232,975	—
Interest-bearing demand deposit	149,258	0.72%	145,862	0.86%
Savings	359,772	1.87	336,417	1.54
Certificates and other time deposits	260,517	4.05	244,803	3.99
Total	$1,002,201	1.83%	$960,057	1.69%

Uninsured deposits as of June 30, 2025 were $310,119, or 29.9% of total deposits, and include $110,412 of uninsured public fund deposits that are fully collateralized. Uninsured deposits as of June 30, 2024 were $263,345, or 27.1% of total deposits, and include $87,357 of uninsured public fund deposits that are fully collateralized. Uninsured deposits as of June 30, 2025 and 2024 are based on estimates and include portions of FDIC-insured deposit accounts that exceed the insurance limit of $250 thousand per separately insured depositor.

The following table summarizes time deposits issued in amounts of more than $250 thousand as of June 30, 2025 by time remaining until maturity:

Maturing in:
Under 3 months	$26,911
Over 3 to 6 months	20,528
Over 6 to 12 months	13,767
Over 12 months	13,477
Total	$74,683

Short-term Borrowings: Borrowings with original maturities of one year or less are classified as short-term and were comprised of the following:

	June 30, 2025	June 30, 2024
Repurchase agreements	$15,511	$18,307
Federal funds purchased	—	1,700
Bank term funding program	—	10,000
Total short-term borrowings	$15,511	$30,007

Repurchase agreements are financing arrangements with local customers that mature daily. The Bank pledges securities as collateral for the repurchase agreements. The Federal Reserve’s Bank Term Funding Program was a facility established in 2023 in response to liquidity concerns within the banking industry, the program ceased making new loans in March 2024, and the outstanding balance of this loan was repaid in November 2024. A line of credit from another financial institution was established since the Company does not conduct operations and its primary sources of liquidity are dividend upstreams from the Bank and borrowings from outside sources. As of June 20, 2025, the available credit on the Company’s line of credit was $5,000. See Note 7—Short-Term Borrowings to the Consolidated Financial Statements, for additional information concerning short-term borrowings.

Capital Resources

Total shareholders’ equity increased by $12,586 from $63,685 as of June 30, 2024 to $76,271 at June 30, 2025. The primary reason for the increase in shareholders’ equity was because of net income of $8,667 for fiscal year 2025 and a decrease of $5,778 in the accumulated other comprehensive loss from the mark-to-market of available-for-sale securities which were partially offset by $2,383 in cash dividends paid. The total accumulated other comprehensive loss was $22,554 as of June 30, 2025 and $28,332 as of June 30, 2024. Available-for-sale securities and shareholders’ equity were impacted by rapidly rising interest rates during 2022 and 2023 causing the accumulated other comprehensive loss to increase as available-for-sale securities are marked to fair market value. As market interest rates rise, the fair value of fixed-rate securities decline with a corresponding net of tax decline recorded in the accumulated other comprehensive loss portion of equity. This unrealized loss in securities is temporary and is adjusted monthly for additional market interest rate fluctuations, principal paydowns, calls, and maturities. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such securities decline. The Company has significant sources of liquidity and therefore does not expect to have to sell securities to fund growth.

For fiscal year 2025, the average equity to average total assets ratio was 6.44% and the dividend payout ratio was 27.5%. For fiscal year 2024, the average equity to average total assets ratio was 5.35% and the dividend payout ratio was 26.2%.

At June 30, 2025, management believes the Bank complied with all regulatory capital requirements. Based on the Bank’s computed regulatory capital ratios, the OCC has determined the Bank to be well capitalized under the Federal Deposit Insurance Act as of its latest exam date. The Bank’s actual and required capital amounts are disclosed in Note 12-Regulatory Matters to the Consolidated Financial Statements. Management is not aware of any matters occurring subsequent to that exam that would cause the Bank’s capital category to change.

At June 30, 2025, the Company had no unconsolidated, related special purpose entities, nor did the Company engage in hedging contracts, such as interest rate swaps, which may expose the Company to liabilities greater than the amounts recorded on the consolidated balance sheet. The Company’s investment policy prohibits engaging in derivative contracts for speculative trading purposes; however, in the future, the Company may pursue certain contracts, such as interest rate swaps, to execute a sound and defensive interest rate risk management policy.

Liquidity

Management considers the asset position of the Bank to be sufficiently liquid to meet normal operating needs and conditions. The Bank’s earning assets are divided primarily between loans and available-for-sale securities, with any excess funds placed in federal funds sold or interest-bearing deposit accounts with other financial institutions.

For fiscal year 2025, net cash inflows from operating activities were $7,934, net cash inflows from financing activities were $55,948 and net cash outflows from investing activities were $61,697. Major sources of cash were a $63,838 net increase in deposits and $38,548 in cash received from maturities, calls, and principal pay downs of available-for-sale securities. Major uses of cash were a $55,017 net increase in loans and $40,292 purchases of available-for-sale securities. Total cash and cash equivalents were $19,908 as of June 30, 2025 compared to $17,723 at June 30, 2024.

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

The Bank offers several forms of deposit products to its customers. We believe the rates offered by the Bank and the fees charged for them are competitive with others currently available in the market area. While the Bank continues to be under competitive pressures in the Bank’s market area as financial institutions attempt to attract and keep new deposits, we believe many commercial and retail customers are turning to community banks. Compared to our peers, the Company’s core deposits consist of a larger percentage of noninterest-bearing demand deposits resulting in a lower cost of funds of 2.37% for fiscal year 2025.

Jumbo time deposits (those with balances of $250 and over) were $74,683 and $59,233 at June 30, 2025 and 2024, respectively. These deposits are monitored closely by the Bank and typically priced on an individual basis. When these deposits are from a municipality, certain bank-owned securities are pledged to guarantee the safety of these public fund deposits as required by Ohio law.

The Company has the option to use a third-party broker to obtain deposits from outside its normal service area as an additional source of funding, however, these deposits are not relied upon as a primary source of funding. As of June 30, 2025, there were $1,420 of brokered deposits within savings deposits that were used to fund the seasonal decline of public fund deposits. There were $6,004 of brokered deposits as of June 30, 2024.

To provide additional sources of liquidity, the Company has lines of credit with other financial institutions and has entered into agreements with the Federal Home Loan Bank of Cincinnati (FHLB) and the Federal Reserve Discount Window. As of June 30, 2025, advances from the FHLB of Cincinnati totaled $22,551 compared with $13,709 as of June 30, 2024. As of June 30, 2025, the Bank had the ability to borrow an additional $86,330 from the FHLB of Cincinnati based on a blanket pledge of qualifying first mortgage and multi-family loans. The Company considers the FHLB of Cincinnati to be a reliable source of liquidity funding, secondary to its deposit base. In addition, at June 30, 2025, the Company had approximately $91,626 in securities unencumbered by a pledge that could be used to support additional borrowings, as needed, through the Federal Reserve discount window.

Dividends from the Bank are the primary source of funds for payment of dividends to our shareholders. However, there are statutory limits on the amount of dividends the Bank can pay without regulatory approval. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. Additionally, the Bank may not declare or pay any dividend if, after making the dividend, the Bank would be “undercapitalized,” as defined in the federal regulations. As of June 30, 2025, the Bank could, without prior approval, declare a dividend of approximately $17,085.

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

Management evaluated goodwill as of April 30, 2025, the measurement date, utilizing an income approach that incorporated a discounted cash flow model that involved management assumptions based upon future growth and earnings projections. The estimated fair value of the reporting unit was then compared to the current carrying value to determine if impairment had occurred. It is our opinion that, as of the measurement date, the aggregate fair value of the reporting unit exceeded the carrying value of the reporting unit. Therefore, management concluded that goodwill was not impaired. Although we believe our assumptions are reasonable, actual results may vary significantly and it is impossible to know the future impact of evolving economic conditions. If for any future period it is determined that there has been impairment in the carrying value of our goodwill balances, the Company will record a charge to earnings, which could have a material adverse effect on net income, but not risk-based capital ratios.

Contractual Obligations, Commitments and Contingent Liabilities

The following table presents, as of June 30, 2025, the Company’s significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	Note Reference	2026	2027	2028	2029	2030	Thereafter	Total
Certificates of deposit	6	$237,677	$16,808	$1,002	$473	$8,487	$17	$264,464
Short-term borrowings	7	15,511	—	—	—	—	—	15,511
Federal Home Loan advances	8	18,547	4	—	—	—	4,000	22,551
Salary continuation plan	9	141	141	254	265	240	3,295	4,336
Operating leases	4	143	115	115	88	78	176	715
Deposits without maturity		—	—	—	—	—	—	772,354

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Consumers Bancorp, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Consumers Bancorp, Inc. and its subsidiary (the “Company”) as of June 30, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Allowance for Credit Losses on Collectively Evaluated Loans - Refer to Notes 1 and 3 to the Financial Statements

Critical Audit Matter Description

Management’s estimate of the allowance for credit losses (ACL) includes a reserve on collectively evaluated loans. The reserve on collectively evaluated loans is based on historical loss rates adjusted for changes in the forecast period and qualitative factors. In defining historical loss rates, the Company utilized regional peer data. Significant assumptions in management’s estimate of the reserve on collectively evaluated loans include (i) the peer group utilized to determine historic loss rates; (ii) the loss drivers utilized to project losses during the forecast period; and (iii) qualitative factor adjustments. Management’s consideration for qualitative factor adjustments include internal and external qualitative and credit risk adjustments, such as economic conditions and trends in volume, delinquencies and underlying collateral valuation.

Significant judgment was required by management in the selection and application of subjective assumptions used to derive the quantitative portion of the ACL. Accordingly, performing audit procedures to evaluate the Company’s estimated ACL involved a high degree of auditor judgment and required significant effort, including the involvement of professionals with specialized skill and knowledge.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s estimate of the ACL included, but were not limited to, the following:

●	Obtaining an understanding of the Company’s process for establishing the ACL on collectively evaluated loans.
●	Evaluating the appropriateness of management’s methodology used for estimating the ACL on collectively evaluated loans.
●	Testing the completeness and accuracy of data utilized by management.
●	Evaluating the relevance and reliability of information used by management in the development of the estimate.
●	Evaluating the reasonableness of significant assumptions used in management’s estimate through a combination of the following:
o

Consideration of whether assumptions used were reasonable given portfolio composition; relevant external factors, including economic conditions; and consideration of historical or recent experience and conditions and events affecting the Company.

o	Developing an independent expectation by establishing a range of reasonable outcomes for the overall collectively evaluated component of the ACL estimate.

We have served as the Company’s auditor since 2020.

/s/ Plante & Moran, PLLC

Cleveland, Ohio

September 5, 2025

CONSOLIDATED BALANCE SHEETS

As of June 30, 2025 and 2024

(Dollar amounts in thousands, except per share data)

	2025	2024
ASSETS:
Cash on hand and noninterest-bearing deposits in financial institutions	$19,377	$17,709
Federal funds sold and interest-bearing deposits in financial institutions	531	14
Total cash and cash equivalents	19,908	17,723
Securities, available-for-sale	273,875	264,802
Securities, held-to-maturity (fair value in 2025 of $5,026 and 2024 of $5,530)	5,167	6,054
Equity securities, at fair value	392	381
Federal bank and other restricted stocks, at cost	2,669	2,186
Loans held for sale	814	908
Total loans	813,458	759,114
Less allowance for credit losses	(8,470)	(7,930)
Net loans	804,988	751,184
Cash surrender value of life insurance	13,266	10,500
Premises and equipment, net	18,688	16,927
Goodwill	2,452	2,452
Core deposit intangible, net	301	357
Accrued interest receivable and other assets	22,488	23,615
Total assets	$1,165,008	$1,097,089

LIABILITIES:
Deposits:
Noninterest-bearing demand	$239,692	$225,087
Interest bearing demand	153,571	142,261
Savings	379,091	351,305
Time	264,464	254,327
Total deposits	1,036,818	972,980
Short-term borrowings	15,511	30,007
Federal Home Loan Bank advances	22,551	13,709
Accrued interest payable and other liabilities	13,857	16,708
Total liabilities	1,088,737	1,033,404
Commitments and contingent liabilities (Note 13)

SHAREHOLDERS
Preferred stock, no par value; 350,000 shares authorized	—	—
Common shares, no par value; 8,500,000 shares authorized; 3,193,414 and 3,172,227 shares issued as of June 30, 2025 and June 30, 2024, respectively	21,590	21,178
Retained earnings	77,818	71,534
Treasury stock, at cost (48,639 common shares at June 30, 2025 and 2024)	(583)	(695)
Accumulated other comprehensive loss	(22,554)	(28,332)
Total shareholders’ equity	76,271	63,685
Total liabilities and shareholders’ equity	$1,165,008	$1,097,089

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

Years Ended June 30, 2025 and 2024

(Dollar amounts in thousands, except per share data)

	2025	2024
Interest and dividend income:
Loans, including fees	$43,813	$40,903
Securities, taxable	6,719	5,985
Securities, tax-exempt	1,792	1,813
Equity securities	33	33
Federal bank and other restricted stocks	164	184
Federal funds sold and interest-bearing deposits	528	300
Total interest and dividend income	53,049	49,218
Interest expense:
Deposits	18,367	16,212
Short-term borrowings	462	702
Federal Home Loan Bank advances	113	312
Total interest expense	18,942	17,226
Net interest income	34,107	31,992
Provision for credit losses on loans	1,137	556
Provision for credit losses on unfunded commitments	10	63
Net interest income after provision for credit losses	32,960	31,373

Noninterest income:
Service charges on deposit accounts	1,745	1,684
Debit card interchange income	2,475	2,312
Bank owned life insurance income	391	278
Mortgage banking activity	400	347
Securities losses, net	—	(80)
Net change in market value of equity securities	11	(5)
Loss on disposition of other real estate owned and repossessed assets owned	—	(27)
Other	428	387
Total noninterest income	5,450	4,896

Noninterest expenses:
Salaries and employee benefits	15,591	14,416
Occupancy and equipment	3,715	3,436
Data processing expenses	858	806
Debit card processing expenses	1,409	1,234
Professional and director fees	1,290	1,033
Federal Deposit Insurance Corporation assessments	772	801
Financial institutions tax	507	433
Marketing and advertising	821	731
Loan and collection expenses	209	212
Telephone and communications	324	357
Amortization of intangible	56	57
Other	2,534	2,328
Total noninterest expenses	28,086	25,844
Income before income taxes	10,324	10,425
Income tax expense	1,657	1,845
Net income	$8,667	$8,580
Basic and diluted earnings per share	$2.77	$2.76

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended June 30, 2025 and 2024

(Dollar amounts in thousands, except per share data)

	2025	2024

Net income	$8,667	$8,580

Other comprehensive income, net of tax:
Net change in unrealized gains:
Unrealized gains arising during the period	7,315	1,981
Reclassification adjustment for net losses included in income	—	80
Net unrealized gain	7,315	2,061
Income tax effect	(1,537)	(432)
Other comprehensive income	5,778	1,629
Total comprehensive income	$14,445	$10,209

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended June 30, 2025 and 2024

(Dollar amounts in thousands, except per share data)

	Common Shares	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, June 30, 2023	$20,769	$65,485	$(809)	$(29,961)	$55,484
Adoption of ASU 2016-13	—	(285)	—	—	(285)
Net income	—	8,580	—	—	8,580
Other comprehensive income	—	—	—	1,629	1,629
Vesting of 10,283 shares associated with restricted stock awards	81	—	114	—	195
Issuance of 8,519 stock-based incentive plan shares, net of forfeitures	64	—	—	—	64
Issuance of 15,811 shares associated with dividend reinvestment plan and stock purchase plan	264			—	264
Cash dividends declared ($0.72 per share)	—	(2,246)	—	—	(2,246)
Balance, June 30, 2024	$21,178	$71,534	$(695)	$(28,332)	$63,685
Net income	—	8,667	—	—	8,667
Other comprehensive income	—	—	—	5,778	5,778
Vesting of 8,159 shares associated with restricted stock awards	53	—	112	—	165
Issuance of 13,100 stock-based incentive plan shares, net of forfeitures	212	—	—	—	212
Issuance of 8,087 shares associated with dividend reinvestment plan and stock purchase plan	147			—	147
Cash dividends declared ($0.76 per share)	—	(2,383)	—	—	(2,383)
Balance, June 30, 2025	$21,590	$77,818	$(583)	$(22,554)	$76,271

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30, 2025 and 2024

(Dollar amounts in thousands, except per share data)

	2025	2024
Cash flows from operating activities:
Net income	$8,667	$8,580
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	1,157	1,095
Securities amortization and accretion, net	(15)	527
Provision for credit losses	1,147	619
Loss on disposition of other real estate and repossessed assets owned	—	27
Gain on disposal of fixed assets	(7)	—
Mortgage banking activity	(400)	(347)
Deferred income tax (benefit) expense	(458)	(242)
Loss on sale of securities	—	80
Net change in market value of equity securities	(11)	5
Amortization of intangibles	56	57
Origination of loans held for sale	(24,685)	(20,774)
Proceeds from loans held for sale	25,179	20,977
Increase in cash surrender value of life insurance	(391)	(278)
Net change in other assets and other liabilities	(2,305)	(950)
Net cash flows from operating activities	7,934	9,376

Cash flows from investing activities:
Securities available-for-sale:
Purchases	(40,292)	(13,624)
Maturities, calls and principal pay downs	38,548	21,790
Proceeds from sales of available-for-sale securities	—	8,092
Securities held-to-maturity:
Principal pay downs	887	916
Net decrease in certificates of deposit with other financial institutions	—	2,501
Proceeds from redemption of FHLB stock	114	967
Purchases of FHLB stock	(597)	(985)
Net increase in loans	(55,017)	(49,268)
Purchase of bank owned life insurance	(2,375)	—
Acquisition of premises and equipment	(3,071)	(983)
Disposal of premises and equipment	30	—
Proceeds from sale of other real estate and repossessed assets owned	76	148
Net cash flows used in investing activities	(61,697)	(30,446)

Cash flows from financing activities:
Net increase in deposit accounts	63,838	20,447
Change in short-term borrowings	(14,496)	3,640
Proceeds from Federal Home Loan Bank advances	19,500	23,900
Repayments of Federal Home Loan Bank advances	(10,658)	(18,967)
Proceeds from dividend reinvestment and stock purchase plan	147	264
Dividends paid	(2,383)	(2,246)
Net cash flows from financing activities	55,948	27,038
Increase in cash and cash equivalents	2,185	5,968
Cash and cash equivalents, beginning of year	17,723	11,755
Cash and cash equivalents, end of year	$19,908	$17,723

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$19,181	$16,655
Federal income taxes	1,595	2,169
Non-cash items:
Transfer from loans to other repossessed assets	76	51
Issuance of stock for stock awards	377	195

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025 and 2024

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

Allowance for Credit Losses on Loans: The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. The allowance for credit losses is evaluated on a regular basis and established through charges to earnings in the form of a provision for credit losses. When a loan or portion of a loan is determined to be uncollectible, the portion deemed uncollectible is charged against the allowance and subsequent recoveries, if any, are credited to the allowance. The Company has made the accounting policy election to exclude accrued interest receivable on loans from the estimate of credit losses.

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

Other Real Estate and Repossessed Assets Owned: Real estate properties and other repossessed assets, which are primarily vehicles, acquired through, or in lieu of, loan foreclosure are initially recorded at fair value less costs to sell at the date of acquisition, establishing a new cost basis. Any reduction to fair value from the carrying value of the related loan at the time of acquisition is accounted for as a loan loss. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. If the fair value declines after acquisition, a valuation allowance is recorded as a charge to income. Operating costs after acquisition are expensed as incurred. Gains and losses on disposition are reported as a charge to income.

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

Cash Surrender Value of Life Insurance: The Bank has purchased single-premium life insurance policies to insure the lives of current and former participants in the salary continuation plan. As of June 30, 2025, the Bank had policies with total death benefits of $23,474 and total cash surrender values of $13,266. As of June 30, 2024, the Bank had policies with total death benefits of $19,215 and total cash surrender values of $10,500. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. Tax-exempt income is recognized from the periodic increases in cash surrender value of these policies.

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

Reclassifications: Certain reclassifications have been made to the June 30, 2024 financial statements to be comparable to the June 30, 2025 presentation. The reclassifications had no impact on prior year net income or shareholders’ equity.

Recently Issued Accounting Pronouncements Not Yet Effective: In October 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-06 Disclosure Improvements - Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative (ASU 2023-06). The amendments in this ASU are the result of FASB’s decision to incorporate into the Accounting Standards Codification certain disclosure requirements, referred by the SEC, for incremental information to US GAAP. Topics in the ASU that have applicability to the Company are (1) Statement of Cash Flows which requires an accounting policy disclosure in annual periods of where cash flows associated with derivative instruments and their related gains and losses are presented in the statement of cash flows, (2) Debt which requires disclosure of amounts and terms of unused lines of credit and unfunded commitments and the weighted-average interest rate on outstanding short-term borrowings, and (3) Derivatives and Hedging which adds cross-reference to disclosure requirements related to where cash flows associated with derivative instruments and their related gains and losses are presented in the statement of cash flows.

The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. If by June 30, 2027, the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the related amendment will be removed from the Accounting Standards Codification and will not become effective for any entity. Management is reviewing the provisions of ASU 2023-06, and does not expect the adoption of the ASU to have a material effect on the Company’s financial statements.

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

In November 2024, FASB issued ASU 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). The amendments in this update require disclosure, in the notes to financial statements, of specified information about certain costs and expenses. The amendments require that at each interim and annual reporting period (1) the Company disclose the amounts of (a) employee compensation, (b) depreciation, and (c) intangible asset amortization included in each relevant expense caption presented on the face of the income statement within continuing operations that contains any of the expense categories listed; (2) include certain amounts that are already required to be disclosed under current generally accepted accounting principles in the same disclosure as the other disaggregation requirements; (3) disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively; (4) disclose the total amount of selling expenses and, in annual reporting periods, the Company’s definition of selling expenses. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments in this update should be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this update or (2) retrospectively to any or all prior periods presented in the financial statements. Management is currently evaluating the update and does not expect adoption of the update to have a material effect on the Company’s financial position or results of operations.

Accounting Pronouncements Adopted in Fiscal Year 2025: In November 2023, FASB issued ASU 2023-07 Segment Reporting (ASU 2023-07). The amendments in ASU 2023-07 apply to all public entities that are required to report segment information in accordance with FASB ASC Topic 280, Segment Reporting. The amendments in ASU 2023-07 are intended to improve reportable segment disclosure requirements primarily through requiring enhanced disclosures about significant segment expenses. The amendments require that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss. Public entities are required to disclose, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition. In addition, public entities must provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by FASB ASC Topic 280, Segment Reporting in interim periods. The amendments clarify that if the CODM uses more than one measure of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report one or more of those additional measures of segment profit. However, at least one of the reported segment profit or loss measures (or the single reported measure, if only one is disclosed) should be the measure that is most consistent with the measurement principles used in measuring the corresponding amounts in the public entity’s consolidated financial statements. The amendments require that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Finally, the amendments require that a public entity that has a single reportable segment provide all the disclosures required by the amendments in ASU 2023-07 and all existing segment disclosures in ASC Topic 280. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. A public entity that adopts ASU 2023-07 is required to apply the amendments retrospectively to all prior periods presented in the financial statements. Upon adoption of ASU 2023-07, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company adopted ASU 2023-07 on January 1, 2025 with little impact as currently the Company's financial service operations are aggregated into one reportable operating segment.

NOTE 2—SECURITIES

The following tables summarize the amortized cost, fair value, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss on the Company’s debt securities available-for-sale and gross unrecognized losses on the Company’s debt securities held-to-maturity as of June 30, 2025 and June 30, 2024:

Available-for-sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2025
Obligation of U.S Treasury	$2,991	$—	$(54)	$2,937
Obligations of U.S. government-sponsored entities and agencies	26,117	47	(2,427)	23,737
Obligations of state and political subdivisions	84,120	24	(8,685)	75,459
U.S. Government-sponsored mortgage-backed securities - residential	91,676	96	(11,440)	80,332
U.S. Government-sponsored mortgage-backed securities - commercial	8,567	—	(1,461)	7,106
U.S. Government-sponsored collateralized mortgage obligations – residential	71,134	470	(4,543)	67,061
Other debt securities	17,819	58	(634)	17,243
Total available-for-sale securities	$302,424	$695	$(29,244)	$273,875

Held-to-maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
June 30, 2025
Obligations of state and political subdivisions	$5,167	$—	$(141)	$5,026

Available-for-sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2024
Obligation of U.S Treasury	$6,471	$—	$(219)	$6,252
Obligations of U.S. government-sponsored entities and agencies	28,019	4	(3,356)	24,667
Obligations of state and political subdivisions	85,917	46	(8,233)	77,730
U.S. Government-sponsored mortgage-backed securities - residential	94,303	—	(14,936)	79,367
U.S. Government-sponsored mortgage-backed securities - commercial	8,584	—	(1,752)	6,832
U.S. Government-sponsored collateralized mortgage obligations – residential	60,333	92	(5,757)	54,668
Other debt securities	17,039	—	(1,753)	15,286
Total available-for-sale securities	$300,666	$142	$(36,006)	$264,802

Held-to-maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
June 30, 2024
Obligations of state and political subdivisions	$6,054	$—	$(524)	$5,530

Proceeds from sales of available-for-sale securities during fiscal year 2025 and fiscal year 2024 were as follows:

	2025	2024
Proceeds from sales	$—	$8,092
Gross realized gains	—	14
Gross realized losses	—	(94)

The income tax benefit related to the net realized losses amounted to $17 in fiscal year 2024.

The amortized cost and fair values of debt securities at June 30, 2025 by expected maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities and collateralized mortgage obligations, are shown separately.

Available-for-sale	Amortized Cost	Fair Value
Due in one year or less	$7,300	$7,235
Due after one year through five years	41,182	39,345
Due after five years through ten years	28,004	26,482
Due after ten years	54,561	46,314
Total	131,047	119,376
U.S. Government-sponsored mortgage-backed and related securities	171,377	154,499
Total	$302,424	$273,875

Held-to-maturity	Amortized Cost	Fair Value
Due after one year through five years	1,632	1,582
Due after five years through ten years	3,535	3,444
Total	$5,167	$5,026

Securities with a carrying value of approximately $164,473 and $153,908 were pledged at June 30, 2025 and 2024, respectively, to secure public deposits and commitments as required or permitted by law. At June 30, 2025 and 2024, there were no holdings of securities of any one issuer, other than obligations of U.S. government-sponsored entities and agencies, with an aggregate book value greater than 10% of shareholders’ equity.

The following table summarizes the securities with unrealized and unrecognized losses at June 30, 2025 and 2024, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or more		Total
June 30, 2025	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale
Obligations of U.S Treasury	$—	$—	$2,937	$(54)	$2,937	$(54)
Obligations of U.S. government-sponsored entities and agencies	—	—	20,898	(2,427)	20,898	(2,427)
Obligations of state and political subdivisions	6,867	(308)	62,570	(8,377)	69,437	(8,685)
Mortgage-backed securities – residential	1,134	(5)	70,955	(11,435)	72,089	(11,440)
Mortgage-backed securities – commercial	—	—	7,106	(1,461)	7,106	(1,461)
Collateralized mortgage obligations - residential	7,018	(76)	32,632	(4,467)	39,650	(4,543)
Other debt securities	970	(12)	13,327	(622)	14,297	(634)
Total	$15,989	$(401)	$210,425	$(28,843)	$226,414	$(29,244)

	Less than 12 Months		12 Months or more		Total
June 30, 2025	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss
Held-to-maturity
Obligations of state and political subdivisions	$—	$—	$5,026	$(141)	$5,026	$(141)

	Less than 12 Months		12 Months or more		Total
June 30, 2024	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale
Obligations of U.S Treasury	$—	$—	$6,252	$(219)	$6,252	$(219)
Obligations of U.S. government-sponsored entities and agencies	153	(4)	22,899	(3,352)	23,052	(3,356)
Obligations of state and political subdivisions	8,110	(148)	63,612	(8,085)	71,722	(8,233)
Mortgage-backed securities – residential	1,010	(3)	78,357	(14,933)	79,367	(14,936)
Mortgage-backed securities – commercial	—	—	6,832	(1,752)	6,832	(1,752)
Collateralized mortgage obligations – residential	10,363	(96)	36,049	(5,661)	46,412	(5,757)
Other debt securities	—	—	15,286	(1,753)	15,286	(1,753)
Total	$19,636	$(251)	$229,287	$(35,755)	$248,923	$(36,006)

	Less than 12 Months		12 Months or more		Total
June 30, 2024	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss
Held-to-maturity
Obligations of state and political subdivisions	$—	$—	$5,530	$(524)	$5,530	$(524)

As of June 30, 2025, there were 427 available-for-sale securities, of which 369 were in an unrealized loss position. Also, there were three held-to-maturity securities all of which were in an unrecognized loss position as of June 30, 2025. The Company evaluates all securities in an unrealized loss position on a quarterly basis to determine if an ACL and corresponding impairment charge should be recorded. Consideration is given to the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment for a period of time sufficient to allow for any anticipated recovery in fair value of the amortized cost. No ACL was recorded in the years ended June 30, 2025 and 2024.

The Company’s mortgage-backed securities and collateralized mortgage obligations were issued by U.S. government-sponsored entities and agencies. The Company does not own any private label mortgage-backed securities. The Company’s municipal bond portfolio consists of tax-exempt and taxable general obligation and revenue bonds to a broad range of counties, towns, school districts, and other essential service providers. As of June 30, 2025, 97.4% of the municipal bonds held in the available-for-sale portfolio had an S&P or Moody’s investment grade rating, and 2.6% were non-rated issues. The municipal bonds in the held-to-maturity portfolio are all non-rated issues to local entities that are also deposit customers. The other debt securities consist of subordinated notes issued by other bank holding companies. The issuers of all securities owned by the Company continue to make timely principal and interest payments under the securities’ contractual terms. The unrealized losses related to these securities have not been recognized into income because the decline in fair value is not attributed to credit quality, management does not intend to sell the securities, and it is not likely that management will be required to sell the securities prior to their anticipated recovery. The unrealized losses on these securities are primarily due to increases in market interest rates over the yields available at the time the underlying securities were purchased and increased credit spreads. The securities’ fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.

As of June 30, 2025, the Company owned equity securities with an amortized cost of $400. The following table presents the net unrealized gains and losses on equity securities recognized in earnings for the twelve months ended June 30, 2025 and 2024. There were no realized gains or losses on the sale of equity securities during the periods presented.

	2025	2024
Unrealized gain (loss) recognized on equity securities held at the end of the period	$11	$(5)
Total unrealized losses recognized on equity securities still held at the reporting date	(8)	(19)

NOTE 3—LOANS AND ALLOWANCE FOR CREDIT LOSSES

Major classifications of loans were as follows as of June 30:

	2025	2024
Commercial & Industrial	$113,513	$127,811
Commercial real estate:
Owner occupied	162,674	163,543
Non-owner occupied	163,768	146,529
Farmland	42,050	38,799
Land development	17,535	12,615
1-4 family residential real estate	201,602	197,143
Consumer	112,316	72,674
Total loans	813,458	759,114
Allowance for credit losses	(8,470)	(7,930)
Net loans	$804,988	$751,184

Total loans include net unamortized deferred loan costs of $2,674 and $1,577 as of June 30, 2025 and 2024, respectively.

The following tables present the activity in the allowance for credit losses by portfolio segment for the years ended June 30, 2025 and 2024.

	For the Year Ended June 30, 2025
					1-4 Family
	Commercial	Commercial			Residential
	&	Real		Land	Real
	Industrial	Estate	Farmland	Development	Estate	Consumer	Total

ACL beginning balance	$1,144	$3,650	$89	$174	$2,018	$855	$7,930
Provision for expected credit losses	357	(204)	29	92	(10)	873	1,137
Charge-offs	(253)	—	—	—	—	(546)	(799)
Recoveries	1	—	—	—	2	199	202
ACL ending balance	$1,249	$3,446	$118	$266	$2,010	$1,381	$8,470

	For the Year Ended June 30, 2024
					1-4 Family
	Commercial	Commercial			Residential
	&	Real		Land	Real
	Industrial	Estate	Farmland	Development	Estate	Consumer	Total

ACL beginning balance	$1,308	$3,943	$—	$—	$1,571	$902	$7,724
Cumulative effect of change in accounting principle	(455)	(53)	93	398	166	(97)	52
Provision for expected credit losses	297	(240)	(4)	(224)	277	450	556
Charge-offs	(6)	—	—	—	—	(560)	(566)
Recoveries	—	—	—	—	4	160	164
ACL ending balance	$1,144	$3,650	$89	$174	$2,018	$855	$7,930

The following tables present the amortized cost of non-accrual loans by class as of June 30, 2025, 2024 and 2023:

	June 30, 2025
			Interest Income
	Non-accrual	Total	Recognized during
	loans with	Non-accrual	the period on
	no ACL	loans	non-accrual loans
Commercial & Industrial	$332	$332	$—
Commercial real estate:
Owner occupied	—	—	16
1 – 4 family residential real estate	440	598	—
Total	$772	$930	$16

	June 30, 2024			June 30, 2023
			Interest Income
	Non-accrual	Total	Recognized during
	loans with	Non-accrual	the period on	Non-accrual
	no ACL	loans	non-accrual loans	Loans
Commercial & Industrial	$51	$308	$—	$—
Commercial real estate:
Owner occupied	189	189	75	51
1 – 4 family residential real estate	262	277	7	3
Total	$502	$774	$82	$54

The following tables present the aging of the amortized cost of past due loans as of June 30, 2025 and 2024 by class of loans:

	June 30, 2025
							Loans 90
	Days Past Due						Days Past
	30 – 59	60 - 89	90 Days or	Total	Loans Not		Due and
	Days	Days	Greater	Past Due	Past Due	Total	Accruing
Commercial & Industrial	$77	$48	$332	$457	$113,056	$113,513	$—
Commercial real estate:
Owner occupied	—	—	—	—	162,674	162,674	—
Non-owner occupied	—	—	—	—	163,768	163,768	—
Farmland	—	—	—	—	42,050	42,050	—
Land development	—	—	—	—	17,535	17,535	—
1 – 4 family residential real estate	57	161	374	592	201,010	201,602	—
Consumer	245	33	101	379	111,937	112,316	101
Total	$379	$242	$807	$1,428	$812,030	$813,458	$101

The above table includes the recorded investment in non-accrual loans of $73 in the loans not past due category, $151 in the 60 – 89 days past due category, and $706 in the 90 days or greater category.

	June 30, 2024
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

The above table includes the recorded investment in non-accrual loans of $187 in the loans not past due category and $587 in the 90 days or greater category.

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

Based on the most recent analysis performed, the following tables present the amortized cost by internal risk category and class of commercial loans as of June 30, 2025:

							Revolving	Revolving
							Loans	Loans
	Term Loans by Fiscal Year of Origination						Amortized	Converted
	2025	2024	2023	2022	2021	Prior	Cost Basis	To Term	Total
Commercial & Industrial
Pass	$31,506	$13,318	$17,215	$16,821	$4,604	$4,677	$23,164	$91	$111,396
Special Mention	—	411	80	183	375	145	923	—	2,117
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial & Industrial	$31,506	$13,729	$17,295	$17,004	$4,979	$4,822	$24,087	$91	$113,513
Current year-to-date gross write-offs	$49	$40	$—	$—	$64	$—	$—	$100	$253
Commercial real estate:
Owner occupied:
Pass	$12,350	$16,042	$21,391	$26,435	$19,268	$48,946	$4,452	$—	$148,884
Special Mention	2,320	7,582	—	—	619	2,701	411	—	13,633
Substandard	—	—	—	—	—	157	—	—	157
Doubtful	—	—	—	—	—	—	—	—	—
Total owner occupied	$14,670	$23,624	$21,391	$26,435	$19,887	$51,804	$4,863	$—	$162,674
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Non-owner occupied:
Pass	$28,937	$13,970	$35,895	$18,667	$21,883	$42,916	$1,500	$—	$163,768
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total non-owner occupied	$28,937	$13,970	$35,895	$18,667	$21,883	$42,916	$1,500	$—	$163,768
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

							Revolving	Revolving
							Loans	Loans
	Term Loans by Fiscal Year of Origination						Amortized	Converted
	2025	2024	2023	2022	2021	Prior	Cost Basis	To Term	Total
Farmland:
Pass	$6,063	$1,759	$5,696	$5,648	$5,084	$16,448	$1,225	$127	$42,050
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total Farmland	$6,063	$1,759	$5,696	$5,648	$5,084	$16,448	$1,225	$127	$42,050
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Land Development:
Pass	$4,922	$7,912	$1,950	$324	$332	$494	$1,601	$—	$17,535
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total Land Development	$4,922	$7,912	$1,950	$324	$332	$494	$1,601	$—	$17,535
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total:
Pass	$83,778	$53,001	$82,147	$67,895	$51,171	$113,481	$31,942	$218	$483,633
Special Mention	2,320	7,993	80	183	994	2,846	1,334	—	15,750
Substandard	—	—	—	—	—	157	—	—	157
Doubtful	—	—	—	—	—	—	—	—	—
Total	$86,098	$60,994	$82,227	$68,078	$52,165	$116,484	$33,276	$218	$499,540

Management monitors the credit risk profile by payment activity for residential and consumer loan classes. Loans past due 90 days or more and loans on nonaccrual are considered nonperforming. The following table presents the amortized cost of residential real estate and consumer loans based on payment status as of June 30, 2025:

							Revolving	Revolving
							Loans	Loans
	Term Loans by Fiscal Year of Origination						Amortized	Converted
	2025	2024	2023	2022	2021	Prior	Cost Basis	To Term	Total
1 – 4 family residential real estate:
Performing	$20,297	$18,547	$19,403	$27,391	$45,186	$41,453	$28,663	$63	$201,003
Nonperforming	—	—	185	199	—	215	—	—	599
Total 1-4 family residential real estate	$20,297	$18,547	$19,588	$27,590	$45,186	$41,668	$28,663	$63	$201,602
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer:
Performing	$66,567	$20,500	$16,079	$6,950	$1,838	$186	$95	$—	$112,215
Nonperforming	—	—	72	29	—	—	—	—	101
Total consumer	$66,567	$20,500	$16,151	$6,979	$1,838	$186	$95	$—	$112,316
Current year-to-date gross write-offs	$49	$26	$199	$251	$19	$2	$—	$—	$546
Total:
Performing	$86,864	$39,047	$35,482	$34,341	$47,024	$41,639	$28,758	$63	$313,218
Nonperforming	—	—	257	228	—	215	—	—	700
Total	$86,864	$39,047	$35,739	$34,569	$47,024	$41,854	$28,758	$63	$313,918

The following tables present the amortized cost by internal risk category and class of commercial loans as of June 30, 2024:

							Revolving	Revolving
							Loans	Loans
	Term Loans by Fiscal Year of Origination						Amortized	Converted
	2024	2023	2022	2021	2020	Prior	Cost Basis	To Term	Total
Commercial & Industrial
Pass	$43,540	$24,263	$28,588	$7,370	$3,448	$3,954	$14,868	$93	$126,124
Special Mention	151	67	569	12	—	61	755	—	1,615
Substandard	—	—	—	8	—	—	—	—	8
Doubtful	—	—	—	—	—	—	64	—	64
Total Commercial & Industrial	$43,691	$24,330	$29,157	$7,390	$3,448	$4,015	$15,687	$93	$127,811
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$6	$—	$—	$6

Commercial real estate:
Owner occupied:
Pass	$16,207	$20,615	$34,572	$21,405	$14,877	$41,035	$11,684	$—	$160,395
Special Mention	—	—	—	650	320	1,708	151	—	2,829
Substandard	—	—	—	—	—	254	—	—	254
Doubtful	—	—	—	14	—	51	—	—	65
Total owner occupied	$16,207	$20,615	$34,572	$22,069	$15,197	$43,048	$11,835	$—	$163,543
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Non-owner occupied:
Pass	$16,395	$37,241	$22,324	$23,564	$11,616	$34,570	$819	$—	$146,529
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total non-owner occupied	$16,395	$37,241	$22,324	$23,564	$11,616	$34,570	$819	$—	$146,529
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Farmland:
Pass	$1,543	$5,854	$5,867	$5,309	$2,280	$16,591	$1,201	$143	$38,788
Special Mention	—	—	—	—	—	11	—	—	11
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total Farmland	$1,543	$5,854	$5,867	$5,309	$2,280	$16,602	$1,201	$143	$38,799
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Land Development:
Pass	$4,449	$2,005	$353	$512	$285	$504	$4,507	$—	$12,615
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total Land Development	$4,449	$2,005	$353	$512	$285	$504	$4,507	$—	$12,615
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total:
Pass	$82,134	$89,978	$91,704	$58,160	$32,506	$96,654	$33,079	$236	$484,451
Special Mention	151	67	569	662	320	1,780	906	—	4,455
Substandard	—	—	—	8	—	254	—	—	262
Doubtful	—	—	—	14	—	51	64	—	129
Total	$82,285	$90,045	$92,273	$58,844	$32,826	$98,739	$34,049	$236	$489,297

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

Modifications to Borrowers Experiencing Financial Difficulty

Occasionally, the Company modifies loans to borrowers experiencing financial difficulty to maximize collection of loan balances by providing principal forgiveness, term extension, an other-than insignificant payment delay, or an interest rate reduction. In some cases, the Company may provide multiple types of concessions on one loan. If principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses. There were no modifications of loans to borrowers in financial distress completed during the twelve-month periods ended June 30, 2025 or 2024.

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

June 30, 2025:	Real Estate	Other	ACL
1 – 4 family residential real estate	$158	$—	$52

June 30, 2024:	Real Estate	Other	ACL
Commercial & Industrial	$—	$257	$67
Commercial real estate:
Owner occupied	189	—	—
Total loans	$189	$257	$67

NOTE 4—PREMISES AND EQUIPMENT

Major classifications of premises and equipment were as follows as of June 30:

	2025	2024
Land	$2,413	$2,417
Land improvements	565	472
Building and leasehold improvements	17,583	15,944
Furniture, fixture and equipment	9,369	8,411
Total premises and equipment	29,930	27,244
Accumulated depreciation and amortization	(11,242)	(10,317)
Premises and equipment, net	$18,688	$16,927

Depreciation expenses were $1,157 and $1,095 for the years ended June 30, 2025 and 2024, respectively.

As of June 30, 2025, the Company leased real estate for seven office locations and various equipment under operating lease agreements. The lease agreements have maturity dates ranging from one year or less to May 31, 2035, including extension periods. Lease agreements for three locations have a lease term of 12 months or less and are therefore considered short-term leases. Most leases include one or more options to renew. The exercise of lease renewal options is typically at our sole discretion. Most renewals to extend the lease terms are included in our right-of-use assets and lease liabilities as they are reasonably certain of exercise. As most of our leases do not provide an implicit rate, we use the fully collateralized FHLB borrowing rate, commensurate with the lease terms based on the information available at the lease commencement date in determining the present value of the lease payments. The weighted average remaining life of the lease term for the leases with a term over 12 months was 6.61 years as of June 30, 2025 and the weighted-average discount rate was 1.85%.

Rent expense for all the operating leases was $230 and $245 for the twelve-month periods ending June 30, 2025 and 2024, respectively. As of June 30, 2025, the right-of-use asset, included in premises and equipment, was $647 and the lease liability, included in other liabilities, was $677.

Total estimated rental commitments for the operating leases with a term of over 12 months were as follows as of June 30, 2025:

Period Ending June 30
2026	$143
2027	115
2028	115
2029	88
2030	78
Thereafter	176
Total undiscounted cash flows	$715
Less: present value discount	$(38)
Total lease liabilities	$677

NOTE 5 – GOODWILL AND ACQUIRED INTANGIBLE ASSETS

The balance of goodwill was $2,452 as of June 30, 2025 and 2024. The following table summarizes the Company’s acquired intangible assets as of June 30, 2025 and 2024.

	June 30, 2025		June 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core deposit intangible	$565	$264	$565	$208

Goodwill is not amortized but is evaluated for impairment on an annual basis or whenever events or changes in circumstances indicate the asset might be impaired. Impairment exists when a reporting unit’s carrying amount exceeds its fair value. For the goodwill impairment analysis, the Company is the only reporting unit. Management performed a quantitative impairment assessment as of April 30, 2025. The assessment estimated fair value on an income approach that incorporated a discounted cash flow model that involved management assumptions based upon future growth and earnings projections. The results of the assessment indicated no impairment as of the measurement date. Goodwill is the only intangible asset on the Company’s balance sheet with an indefinite life. Management will continue to monitor its goodwill for possible impairment.

The core deposit intangible asset is amortized on a straight-line basis over ten years. The Company recorded intangible amortization expense of $56 in 2025 and $57 in 2024. The intangible amortization expense is expected to be $57 per year for each of the next four fiscal years and $73 thereafter.

NOTE 6—DEPOSITS

Interest-bearing deposits as of June 30, 2025 and 2024 were as follows:

	2025	2024
Demand	$153,571	$142,261
Savings and money market	379,091	351,305
Time:
$250 and over	74,683	59,233
Other	189,781	195,094
Total	$797,126	$747,893

Scheduled maturities of time deposits at June 30, 2025 were as follows:

Twelve Months Ending June 30
2026	$237,677
2027	16,808
2028	1,002
2029	473
2030	8,487
Thereafter	17
$264,464

NOTE 7—SHORT-TERM BORROWINGS

As of June 30, 2025 and 2024, short-term borrowings consisted of federal funds purchased, repurchase agreements, and a loan from the Federal Reserve Bank’s Bank Term Funding Program. Information concerning all short-term borrowings maturing in less than one year is summarized as follows:

	2025	2024
Balance at June 30	$15,511	$30,007
Average balance during the year	20,296	27,041
Maximum month-end balance	27,907	36,902
Average interest rate during the year	2.28%	2.60%
Weighted average rate, June 30	1.63%	2.97%

In fiscal year 2024, the Company obtained a loan from the Federal Reserve Bank’s Bank Term Funding Program for $10,000 that was fully repaid in November 2024. The Company has an unsecured $5,000 line of credit to provide capital support to the holding company. Repurchase agreements are financing arrangements that mature daily and are used to facilitate the needs of our customers. Physical control of all the securities is maintained for all securities pledged to secure repurchase agreements. Available-for-sale securities pledged for repurchase agreements as of June 30, 2025 and 2024 are presented in the following table:

	Overnight and Continuous
	2025	2024
U.S. government-sponsored entities and agencies pledged	$4,035	$3,835
Residential mortgage-backed securities pledged	13,455	17,911
Commercial mortgage-backed securities	6,721	3,401
Total pledged	$24,211	$25,147
Repurchase agreements	$15,511	$18,307

Total interest expense on short-term borrowings was $462 and $702 for the years ended June 30, 2025 and 2024, respectively.

NOTE 8—FEDERAL HOME LOAN BANK ADVANCES

A summary of Federal Home Loan Bank (FHLB) advances were as follows:

			June 30, 2025		June 30, 2024
	Stated Interest Rate Range			Weighted Average		Weighted Average
Advance Type	From	To	Amount	Rate	Amount	Rate
Fixed rate, amortizing	1.37%	1.37%	$51	1.37%	$109	1.37%
Fixed rate	1.18	4.41	17,500	3.66	8,000	1.04
Variable rate	4.51	4.51	5,000	4.51	5,600	5.46

Each fixed rate advance has a prepayment penalty equal to the present value of 100% of the lost cash flow based upon the difference between the contract rate on the advance and the current rate on a comparable new advance. The following table is a summary of the scheduled principal payments for all advances as of June 30, 2025:

Twelve Months Ending June 30	Principal Payments
2026	$18,547
2027	4
2030	4,000
Total	$22,551

Pursuant to collateral agreements with FHLB, advances are secured by all the stock invested in the FHLB and certain qualifying first mortgage and multi-family loans. The advances were collateralized by $163,200 and $182,257 of first mortgage and multi-family loans under a blanket lien arrangement at June 30, 2025 and 2024, respectively. Based on this collateral, the Bank was eligible to borrow up to a total of $86,330 in additional advances at June 30, 2025.

NOTE 9—EMPLOYEE BENEFIT PLANS

The Bank maintains a 401(k) savings and retirement plan that permits eligible employees to make before- or after-tax contributions to the plan, subject to the dollar limits from Internal Revenue Service regulations. The Bank matches 100% of the employee’s voluntary contributions to the plan based on the amount of each participant’s contributions up to a maximum of 4% of eligible compensation. All regular full-time and part-time employees who complete 90 days of service and are at least 18 years of age are eligible to participate. Amounts charged to operations were $432 and $417 for the years ended June 30, 2025 and 2024, respectively.

The Bank maintains a nonqualified Salary Continuation Plan (SCP) to reward and encourage certain Bank executives to remain employees of the Bank. The SCP is considered an unfunded plan for tax and Employee Retirement Income Security Act (ERISA) purposes and all obligations arising under the SCP are payable from the general assets of the Company. The estimated present value of future benefits to be paid to certain current and former executives totaled $4,336 as of June 30, 2025 and $3,997 as of June 30, 2024 and is included in other liabilities. For purposes of calculating the present value of future benefits, a discount rate of 5.50% was used to project the liability through June 30, 2025 and 6.0% was used at June 30, 2024. For the years ended June 30, 2025 and 2024, $479 and $452, respectively, have been charged to expense in connection with the SCP. Distributions to participants were $140 for the fiscal year ended June 30, 2025 and $142 for the fiscal year ended June 30, 2024.

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

The following table summarizes the status of the restricted stock awards and restricted stock units:

	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Share	Restricted Stock Units	Weighted-Average Grant Date Fair Value Per Share
Non-vested at June 30, 2024	12,761	$19.65	6,051	$18.74
Granted	—	—	9,813	16.09
Vested	(8,159)	20.16	(12,839)	16.54
Non-vested at June 30, 2025	4,602	$18.74	3,025	$18.00

There was $315 in expense recognized in fiscal year 2025 and $229 in expense recognized in fiscal year 2024 in connection with the restricted stock units and awards. As of June 30, 2025, there was $83 of total unrecognized compensation expense related to non-vested shares that will be recognized over the next 12 months.

NOTE 10—INCOME TAXES

The provision for income taxes consisted of the following for the years ended June 30, calculated utilizing a statutory federal income tax rate of 21.0%:

	2025	2024
Current income taxes	$2,115	$2,087
Deferred income tax benefit	(458)	(242)
Total income tax expense	$1,657	$1,845

The net deferred income tax asset (liability) consisted of the following components at June 30:

	2025	2024
Deferred tax assets:
Allowance for credit losses	$1,859	$1,743
Deferred compensation	1,160	1,026
Limited partnership interests	503	154
Deferred income	116	132
Non-accrual loan interest income	19	22
Net unrealized securities loss	5,995	7,532
Other	25	3
Gross deferred tax asset	9,677	10,612

Deferred tax liabilities:
Depreciation	(771)	(776)
Loan fees	(711)	(663)
FHLB stock dividends	(102)	(102)
Prepaid expenses	(205)	(176)
Intangible assets	(330)	(258)
Gross deferred tax liabilities	(2,119)	(1,975)
Net deferred tax asset	$7,558	$8,637

The difference between the provision for income taxes and amounts computed by applying the statutory income tax rate of 21.0% to income before taxes consisted of the following for the years ended June 30:

	2025	2024
Income taxes computed at the statutory rate on pretax income	$2,168	$2,189
Tax exempt income	(308)	(221)
Cash surrender value income	(82)	(58)
Affordable housing tax credit	(118)	(66)
Tax credit	(16)	(16)
Other non-deductible expenses	13	17
Total income tax expense	$1,657	$1,845
Effective tax rate	16.0%	17.7%

The Company is subject to U.S. federal income tax as an income-based tax and the Bank is subject to a capital-based financial institutions tax in the State of Ohio. At June 30, 2025 and June 30, 2024, the Company had no unrecognized tax benefits recorded. The Company does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months. There were no interest or penalties recorded for the years ended June 30, 2025 and 2024 and there were no amounts accrued for interest and penalties at June 30, 2025 and 2024. The Company is no longer subject to examination by taxing authorities for years before 2021.

On July 4, 2025, President Trump signed into law the legislation formally titled “An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14” and commonly referred to as the One Big Beautiful Bill (the Act). The Company is currently evaluating the income tax implications of the Act; however, the Company does not expect the Act to have a material impact on the Company’s financial statements.

NOTE 11—RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Bank has granted loans to certain executive officers, directors, and their affiliates. A summary of activity during the year ended June 30, 2025 of related party loans were as follows:

Principal balance, July 1	$2,113
New loans, net of refinancing	2,815
Other	1,002
Repayments	(111)
Principal balance, June 30	$5,819

Deposits from executive officers, directors and their affiliates totaled $2,897 at June 30, 2025 and $5,569 at June 30, 2024.

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

As of fiscal year-end 2025 and 2024, the Company met the definition of a Small Bank Holding Company and, therefore, was exempt from maintaining consolidated regulatory capital ratios. Instead, regulatory capital ratios only apply at the subsidiary bank level. The Basel III Capital Rules include a capital conservation buffer of 2.5% that is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of Common Equity Tier 1 capital to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of June 30, 2025, the Bank met all capital adequacy requirements to which it was subject.

The following table presents actual and required capital ratios as of June 30, 2025 and June 30, 2024 for the Bank:

	Actual		Minimum Capital Required – Basel III (1)		Minimum Required To Be Considered Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2025
Common equity Tier 1 to risk-weighted assets	$95.7	10.99%	$39.2	4.50%	$56.6	6.50%
Tier 1 capital to risk weighted assets	95.7	10.99	52.2	6.00	69.6	8.00
Total capital to risk weighted assets	104.4	12.00	69.6	8.00	87.0	10.00
Tier 1 capital to average assets	95.7	8.23	46.5	4.00	58.1	5.00

	Actual		Minimum Capital Required - Basel III (1)		Minimum Required To Be Considered Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2024
Common equity Tier 1 to risk-weighted assets	$89.2	11.07%	$36.2	4.50%	$52.4	6.50%
Tier 1 capital to risk weighted assets	89.2	11.07	48.3	6.00	64.4	8.00
Total capital to risk weighted assets	97.2	12.07	64.4	8.00	80.6	10.00
Tier 1 capital to average assets	89.2	7.98	44.7	4.00	55.9	5.00
(1)	These amounts exclude the capital conservation buffer.

As of the latest regulatory examination, the Bank was categorized as well capitalized. There are no conditions or events since that examination that management believes may have changed the Bank’s category.

The Company’s principal source of funds for dividend payment is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. As of June 30, 2025 the Bank could, without prior approval, declare a dividend of approximately $17,085.

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

The Bank evaluates each customer’s credit on a case-by-case basis. The amount of collateral obtained is based on management’s credit evaluation of the customer. The amount of commitments to extend credit and the exposure to credit loss for non-performance by the customer (before considering collateral) was $212,550 and $144,616 as of June 30, 2025 and 2024, respectively. As of June 30, 2025, $144,581 of the commitments carried variable rates and $67,969 carried fixed rates with interest rates ranging from 3.05% to 10.25% with maturity dates from July 2025 to August 2060. As of June 30, 2024, $130,955 of the commitments carried variable rates and $13,661 carried fixed rates with interest rates ranging from 3.05% to 10.50% with maturity dates from July 2024 to January 2056. Financial standby letters of credit were $2,010 and $1,180 as of June 30, 2025 and 2024, respectively. In addition, commitments to extend credit of $12,609 and $11,298 as of June 30, 2025 and 2024, respectively, were available to checking account customers related to the overdraft protection program. Since some loan commitments expire without being used, the amount does not necessarily represent future cash commitments.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value Measurements at June 30, 2025 Using
Assets:	Balance at June 30, 2025	Level 1	Level 2	Level 3
Obligations of U.S. treasury	$2,937	$2,937	$—	—
Obligations of U.S. government-sponsored entities and agencies	23,737	—	23,737	—
Obligations of states and political subdivisions	75,459	—	75,459	—
U.S. government-sponsored mortgage-backed securities - residential	80,332	—	80,332	—
U.S. government-sponsored mortgage-backed securities - commercial	7,106	—	7,106	—
U.S. government-sponsored collateralized mortgage obligations	67,061	—	67,061	—
Other debt securities	17,243	—	17,243	—
Equity securities	392	—	392	—

	Fair Value Measurements at June 30, 2024 Using
Assets:	Balance at June 30, 2024	Level 1	Level 2	Level 3
Obligations of U.S. treasury	$6,252	$6,252	$—	—
Obligations of U.S. government-sponsored entities and agencies	24,667	—	24,667	—
Obligations of states and political subdivisions	77,730	—	77,730	—
U.S. government-sponsored mortgage-backed securities - residential	79,367	—	79,367	—
U.S. government-sponsored mortgage-backed securities – commercial	6,832	—	6,832	—
U.S. government-sponsored collateralized mortgage obligations	54,668	—	54,668	—
Other debt securities	15,286	—	15,286	—
Equity securities	381	—	381	—

Certain assets and liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. Assets and liabilities measured at fair value on a non-recurring basis include the following:

Collateral Dependent Loans: The fair value of collateral dependent loans with specific allocations of the allowance for credit losses is generally based on recent real estate appraisals. Collateral dependent individually evaluated loans carried at fair value generally receive specific allocations of the allowance for loan losses or are charged down to their fair value. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. There were no collateral dependent individually evaluated loans measured at fair value on a non-recurring basis at June 30, 2025 or June 30, 2024.

Other Real Estate and Repossessed Assets Owned: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. Subsequent to their initial recognition, these assets are remeasured at fair value, which is the lower of cost or fair value less estimated costs to sell, through a write-down included in other noninterest expenses. Real estate owned properties and other repossessed assets, which are primarily vehicles, are evaluated on a quarterly basis for additional impairment and adjusted accordingly. There were no such fair value measurement adjustments recorded during June 30, 2025 or June 30, 2024. As of June 30, 2025 and 2024 there were no other real estate owned and other repossessed assets.

The following table shows the estimated fair values of financial instruments that are reported at amortized cost in the Company’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	2025		2024
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Level 1 inputs:
Cash and cash equivalents	$19,908	$19,908	$17,723	$17,723
Level 2 inputs:
Loans held for sale	814	833	908	920
Accrued interest receivable	3,704	3,704	3,560	3,560
Level 3 inputs:
Securities held-to-maturity	5,167	5,026	6,054	5,530
Loans, net	804,988	779,964	751,184	714,205
Financial Liabilities:
Level 2 inputs:
Demand and savings deposits	772,354	772,354	718,653	718,653
Time deposits	264,464	263,250	254,327	253,458
Short-term borrowings	15,511	15,511	30,007	30,007
Federal Home Loan Bank advances	22,551	20,677	13,709	12,672
Accrued interest payable	676	676	915	915

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

Time deposits: Fair value of fixed-maturity certificates of deposit was estimated using the rates offered at June 30, 2025 and 2024 for deposits of similar remaining maturities, resulting in Level 2 classification. Estimated fair value does not include the benefit that results from low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market.

Federal Home Loan Bank advances: Fair value of Federal Home Loan Bank advances was estimated using current rates at June 30, 2025 and 2024 for similar financing resulting in a Level 2 classification.

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

The following table summarizes the balances of the affordable housing tax credit investment and related unfunded commitment at June 30, 2025 and June 30, 2024.

	June 30, 2025	June 30, 2024
Affordable housing tax credit investment	$9,853	$10,250
Less: amortization	(518)	(397)
Net affordable housing tax credit investment	$9,335	$9,853
Unfunded commitments	$5,035	$8,279

The following summarizes other information relating to the affordable housing tax credit investment for the twelve-month periods ended June 30, 2025 and 2024.

	Twelve Months Ended June 30,
	2025	2024
Tax credits and other tax benefits recognized	$636	$463
Proportional amortization expense included in provision for income taxes	518	397

NOTE 16—PARENT COMPANY FINANCIAL STATEMENTS

The condensed financial information of Consumers Bancorp. Inc. (parent company only) follows:

Condensed Balance Sheets	June 30, 2025	June 30, 2024
Assets:
Cash	$299	$29
Equity securities, at fair value	392	381
Other assets	20	51
Investment in subsidiary	75,643	63,349
Total assets	$76,354	$63,810
Liabilities and Shareholders’ Equity:
Other liabilities	$83	$125
Shareholders’ equity	76,271	63,685
Total liabilities & shareholders’ equity	$76,354	$63,810

Condensed Statements of Income and Comprehensive Income	Year Ended June 30, 2025	Year Ended June 30, 2024
Cash dividends from Bank subsidiary	$2,400	$3,205
Dividend income	33	33
Net change in market value of equity securities	11	(5)
Interest expense	—	(43)
Other expenses	(364)	(371)
Income before income taxes and equity in undistributed net income of subsidiary	2,080	2,819
Income tax benefit	(71)	(84)
Income before equity in undistributed net income of Bank subsidiary	2,151	2,903
Equity in undistributed net income of subsidiary	6,516	5,677
Net income	$8,667	$8,580
Comprehensive income	$14,445	$10,209

Condensed Statements of Cash Flows	Year Ended June 30, 2025	Year Ended June 30, 2024
Cash flows from operating activities:
Net income	$8,667	$8,580
Equity in undistributed net income of Bank subsidiary	(6,516)	(5,677)
Net change in market value of equity securities	(11)	5
Change in other assets and liabilities	(11)	18
Net cash flows from operating activities	2,129	2,926
Cash flows from financing activities:
Dividends paid	(2,383)	(2,246)
Issuance of stock-based incentive plan shares	212	64
Net change in short-term borrowings	—	(1,200)
Proceeds from dividend reinvestment and stock purchase plan	147	264
Issuance of treasury stock for stock awards	165	195
Net cash flows from financing activities	(1,859)	(2,923)
Change in cash and cash equivalents	270	3
Beginning cash and cash equivalents	29	26
Ending cash and cash equivalents	$299	$29

NOTE 17—EARNINGS PER SHARE

Basic earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period and is equal to net income divided by the weighted average number of shares outstanding during the period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares that may be issued upon the vesting of restricted stock awards and restricted stock units. There were no restricted stock units that were anti-dilutive for the year ending June 30, 2025. There were 6,642 shares of restricted stock and 6,051 restricted stock units that were anti-dilutive for the year ending June 30, 2024.The following table details the calculation of basic and diluted earnings per share:

	For the year Ended June 30,
	2025	2024
Basic:
Net income available to common shareholders	$8,667	$8,580
Weighted average common shares outstanding	3,133,305	3,109,263
Basic income per share	$2.77	$2.76

Diluted:
Net income available to common shareholders	$8,667	$8,580
Weighted average common shares outstanding	3,133,305	3,109,263
Dilutive effect of restricted stock	21	—
Total common shares and dilutive potential common shares	3,133,326	3,109,263
Dilutive income per share	$2.77	$2.76

NOTE 18–ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive income related to unrealized gains (losses) on available-for-sale securities for the periods ended June 30, 2025 and June 30, 2024, were as follows:

	Pretax	Tax Effect	After-tax	Affected Line Item in Consolidated Statements of Income

Balance as of June 30, 2023	$(37,925)	$7,964	$(29,961)
Unrealized holding gain on available-for-sale securities arising during the period	$1,981	$(415)	$1,566
Amounts reclassified from accumulated other comprehensive loss	80	(17)	63	(a)(b)
Net current period other comprehensive income	2,061	(432)	1,629
Balance as of June 30, 2024	$(35,864)	$7,532	$(28,332)
Net current period other comprehensive income	$7,315	$(1,537)	$5,778
Balance as of June 30, 2025	$(28,549)	$5,995	$(22,554)

(a) Securities gain, net

(b) Income tax expense

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

The following table presents the Company's sources of noninterest income for the years ended June 30, 2025 and 2024.

	For the year Ended June 30,
	2025	2024
Noninterest income
In scope of Topic 606:
Service charges on deposit accounts	$1,745	$1,684
Debit card interchange income	2,475	2,312
Other income	428	387

Noninterest income (in scope of Topic 606)	4,648	4,383
Noninterest income (out-of-scope of Topic 606)	802	513

Total noninterest income	$5,450	$4,896

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2025 based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in 2013. Based on that assessment, we have concluded that, as of June 30, 2025, our internal control over financial reporting is effective based on those criteria.

Changes In Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the fourth quarter of fiscal year 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B—Other Information

None.

Item 9C—Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10— Directors, Executive Officers and Corporate Governance

The information required by this item is set forth in the Company’s Proxy Statement dated September 5, 2025, under the captions “Election of Directors,” “Directors and Executive Officers,” “The Board of Directors and its Committees,” “Delinquent Section 16(a) Reports,” and “Certain Transactions and Relationships and Legal Proceedings,” and is incorporated herein by reference.

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

Item 11—Executive Compensation

The information required by this item is set forth in the Company’s Proxy Statement dated September 5, 2025 under the captions “Director Compensation,” “Executive Compensation,” “Defined Contribution Plan,” “Outstanding Equity Awards at Fiscal Year-End,” and “Salary Continuation Program,” and is incorporated herein by reference.

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth information about common stock authorized for issuance, segregated between stock-based compensation plans approved by shareholders and stock-based compensation plans not approved by shareholders, as of June 30, 2025. Additional information regarding stock-based compensation plans is presented in Note 9 - Employee Benefit Plans to the Consolidated Financial Statements located elsewhere in this report.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities issuable under outstanding options, warrants and rights)
Plans approved by shareholders	—	—	189,747
Plans not approved by shareholders	—	—	—
Total	—	—	189,747

The remaining information required by this item is set forth in the Company’s Proxy Statement, dated September 5, 2025 under the caption “Security Ownership of Certain Beneficial Owners,” and is incorporated herein by reference.

Item 13—Certain Relationships and Related Transactions, and Director Independence

The information required by this item is set forth in the Company’s Proxy Statement, dated September 5, 2025, under the caption “Certain Transactions and Relationships and Legal Proceedings,” and is incorporated herein by reference.

Item 14— Principal Accountant Fees and Services

Our independent registered public accounting firm is Plante & Moran, PLLC, Cleveland, OH (PCAOB ID: 00166).

The information required by this item is set forth in the Company’s Proxy Statement, dated September 5, 2025, under the caption “Principal Accountant Fees and Services,” and is incorporated herein by reference.

PART IV

Item 15— Exhibit and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	The report of independent registered accounting firm and the consolidated financial statements appearing in Item 8.

(2)	Financial statement schedules are omitted as they are not required or are not applicable, or the required information is included in the financial statements.

(3)	The exhibits required by this item are listed in the Exhibit Index of this Form 10-K.

(b)	The exhibits to this Form 10-K begin on page 65 of this report.

(c)	See Item 15(a)(2) above.

Item 16—Form 10-K Summary

Not applicable.

Number	Description of Document
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

21	Subsidiaries of Consumers Bancorp, Inc. Filed with this Annual Report on Form 10-K.

23	Consent of Plante & Moran, PLLC

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Consumers Bancorp, Inc. Clawback Policy. Reference is made to Form 10-K (File No. 033-79130) of the Company filed September 6, 2024, which is incorporated herein by reference.

101.INS	Inline XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document) (1)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document (1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.1)
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

CONSUMERS BANCORP, INC.

Date: September 5, 2025	By:	/s/ Ralph J. Lober, II
President and Chief Executive Officer (principal executive officer)

	By:	/s/ Renee K. Wood
Chief Financial Officer and Treasurer (principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 5, 2025.

Signatures	Signatures

/s/ Frank L. Paden	/s/ Richard T. Kiko, Jr.
Frank L. Paden Chairman of the Board of Directors	Richard T. Kiko, Jr. Vice Chairman of the Board of Directors

/s/ Ralph J. Lober, II	/s/ Renee K. Wood
Ralph J. Lober, II President, Chief Executive Officer and Director (principal executive officer)	Renee K. Wood Chief Financial Officer and Treasurer (principal financial officer)

/s/ David R. Bickerton	/s/ Ann M. Gano
David R. Bickerton Director	Ann M. Gano Director

/s/ Joseph A. Gerzina	/s/ Bradley Goris
Joseph A. Gerzina Director	Bradley Goris Director

/s/ Shawna L. L’Italien	/s/ Laurie L. McClellan
Shawna L. L’Italien Director	Laurie L. McClellan Director

/s/ John W. Parkinson	/s/ Michael A. Wheeler
John W. Parkinson Director	Michael A. Wheeler Director