Form 10-Q
period 2025-09-30
CONSUMERS BANCORP INC /OH/
filed 2025-11-07
CIK 1006830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2025

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

There were 3,144,775 shares of Registrant’s common stock, no par value, outstanding as of November 7, 2025.

CONSUMERS BANCORP, INC.

FORM 10-Q

QUARTER ENDED September 30, 2025

Table of Contents

Page Number (s)
Part I – Financial Information

Item 1 – Financial Statements
Consolidated Balance Sheets at September 30, 2025 (unaudited) and June 30, 2025	1

Consolidated Statements of Income for the three months ended September 30, 2025 and 2024 (unaudited)	2

Consolidated Statements of Comprehensive Income for the three months ended September 30, 2025 and 2024 (unaudited)	3

Statements of Changes in Shareholders’ Equity for the three months ended September 30, 2025 and 2024 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2025 and 2024 (unaudited)	5

Notes to the Consolidated Financial Statements (unaudited)	6-20

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	21-27

Item 3 – Not Applicable for Smaller Reporting Companies

Item 4 – Controls and Procedures	28
Part II – Other Information
Item 1 – Legal Proceedings	29

Item 1A – Not Applicable for Smaller Reporting Companies	29

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3 – Defaults Upon Senior Securities	29
,
Item 4 – Mine Safety Disclosure	29

Item 5 – Other Information	29

Item 6 – Exhibits	29

Signatures	30

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

CONSUMERS BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)	September 30, 2025 (unaudited)	June 30, 2025
ASSETS
Cash on hand and noninterest-bearing deposits in financial institutions	$17,677	$19,377
Federal funds sold and interest-bearing deposits in financial institutions	8,991	531
Total cash and cash equivalents	26,668	19,908
Securities, available-for-sale	268,900	273,875
Securities, held-to-maturity (fair value of $5,011 at September 30, 2025 and $5,026 at June 30, 2025)	5,058	5,167
Equity securities, at fair value	392	392
Federal bank and other restricted stocks, at cost	1,980	2,669
Loans held for sale	476	814
Total loans	834,882	813,458
Less allowance for credit losses	(8,709)	(8,470)
Net loans	826,173	804,988
Cash surrender value of life insurance	15,294	13,266
Premises and equipment, net	18,900	18,688
Goodwill	2,452	2,452
Core deposit intangible, net	287	301
Accrued interest receivable and other assets	21,402	22,488
Total assets	$1,187,982	$1,165,008

LIABILITIES
Deposits
Noninterest-bearing demand	$247,063	$239,692
Interest bearing demand	161,003	153,571
Savings	396,889	379,091
Time	264,688	264,464
Total deposits	1,069,643	1,036,818

Short-term borrowings	19,800	15,511
Federal Home Loan Bank advances	4,038	22,551
Accrued interest and other liabilities	12,879	13,857
Total liabilities	1,106,360	1,088,737
Commitments and contingent liabilities	—	—

SHAREHOLDERS’ EQUITY
Preferred stock (no par value, 350,000 shares authorized, none outstanding)	—	—
Common stock (no par value, 8,500,000 shares authorized; 3,193,414 shares issued as of September 30, 2025 and June 30, 2025, respectively)	21,669	21,590
Retained earnings	79,791	77,818
Treasury stock, at cost (48,639 common shares as of September 30, 2025 and June 30, 2025)	(583)	(583)
Accumulated other comprehensive loss	(19,255)	(22,554)
Total shareholders’ equity	81,622	76,271
Total liabilities and shareholders’ equity	$1,187,982	$1,165,008

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months ended September 30,
(Dollars in thousands, except per share amounts)	2025	2024

Interest and dividend income
Loans, including fees	$12,086	$10,939
Securities, taxable	1,722	1,571
Securities, tax-exempt	484	441
Equity securities	9	8
Federal bank and other restricted stocks	35	40
Federal funds sold and other interest-bearing deposits	56	155
Total interest and dividend income	14,392	13,154
Interest expense
Deposits	4,710	4,878
Short-term borrowings	77	200
Federal Home Loan Bank advances	60	33
Total interest expense	4,847	5,111
Net interest income	9,545	8,043
Provision for credit losses on loans	320	77
Provision for credit losses on unfunded commitments	(35)	(45)
Net interest income after provision for credit losses	9,260	8,011

Noninterest income
Service charges on deposit accounts	441	450
Debit card interchange income	670	617
Mortgage banking activity	128	133
Bank owned life insurance income	108	92
Securities gains, net	3	—
Other	119	101
Total noninterest income	1,469	1,393

Noninterest expenses
Salaries and employee benefits	4,233	3,764
Occupancy and equipment	1,006	884
Data processing expenses	223	211
Debit card processing expenses	393	362
Professional and director fees	317	306
FDIC assessments	196	207
Franchise taxes	152	120
Marketing and advertising	251	177
Telephone and network communications	82	89
Amortization of intangible	14	14
Other	751	554
Total noninterest expenses	7,618	6,688
Income before income taxes	3,111	2,716
Income tax expense	477	480
Net income	$2,634	$2,236

Basic and diluted earnings per share	$0.84	$0.72

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)	Three Months Ended September 30,
	2025	2024

Net income	$2,634	$2,236

Other comprehensive income, net of tax:
Net change in unrealized losses on securities available-for-sale:
Unrealized gains arising during the period	4,178	9,813
Reclassification adjustment for net gains included in income	(3)	—
Net unrealized gains	4,175	9,813
Income tax effect	(876)	(2,062)
Other comprehensive income	3,299	7,751

Total comprehensive income	$5,933	$9,987

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(Dollars in thousands, except per share data)	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, June 30, 2025	$21,590	$77,818	$(583)	$(22,554)	$76,271
Net income	—	2,634	—	—	2,634
Other comprehensive income	—	—	—	3,299	3,299
Restricted stock expense	79	—	—	—	79
Cash dividends declared ($0.21 per share)	—	(661)	—	—	(661)
Balance, September 30, 2025	$21,669	$79,791	$(583)	$(19,255)	$81,622

(Dollars in thousands, except per share data)	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, June 30, 2024	$21,178	$71,534	$(695)	$(28,332)	$63,685
Net income	—	2,236	—	—	2,236
Other comprehensive income	—	—	—	7,751	7,751
Vested 3,553 shares associated with restricted stock awards	27	—	51	—	78
Restricted stock expense	73	—	—	—	73
Issuance of 4,182 shares associated with dividend reinvestment plan and stock purchase plan	72	—	—	—	72
Cash dividends declared ($0.19 per share)	—	(594)	—	—	(594)
Balance, September 30, 2024	$21,350	$73,176	$(644)	$(20,581)	$73,301

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Dollars in thousands)	Three Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net cash from operating activities	$2,535	$1,142
Cash flow from investing activities
Purchases of securities, available-for-sale	(468)	(6,631)
Maturities, calls and principal pay downs of securities, available-for-sale	9,699	8,423
Principal pay downs of securities, held-to-maturity	109	106
Net change in Federal Home Loan Bank stock, at cost	689	114
Net increase in loans	(21,505)	(7,418)
Purchase of bank owned life insurance	(1,920)	(2,375)
Premises and equipment purchases	(319)	(1,021)
Net cash used in investing activities	(13,715)	(8,802)
Cash flow from financing activities
Net increase in deposit accounts	32,825	25,912
Net change in short-term borrowings	4,289	(2,906)
Repayments of Federal Home Loan Bank advances	(18,513)	(5,622)
Proceeds from dividend reinvestment and stock purchase plan	—	72
Dividends paid	(661)	(594)
Net cash from financing activities	17,940	16,862
Increase in cash or cash equivalents	6,760	9,202
Cash and cash equivalents, beginning of period	19,908	17,723
Cash and cash equivalents, end of period	$26,668	$26,925

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$4,903	$4,993
Federal income taxes	250	600
Non-cash items:
Issuance of treasury stock for vested restricted stock awards	—	78

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

Basis of Presentation: The consolidated financial statements for interim periods are unaudited and reflect all adjustments (consisting of only normal recurring adjustments), which, in the opinion of management, are necessary to present fairly the financial position and results of operations and cash flows for the periods presented. The unaudited financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by accounting principles generally accepted in the United States of America. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended June 30, 2025. The results of operations for the interim period disclosed herein are not necessarily indicative of the results that may be expected for a full year.

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

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 2 – Securities

Debt securities

The following tables summarize the amortized cost, fair value, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss on the Company’s debt securities available-for-sale and gross unrecognized losses on the Company’s debt securities held-to-maturity as of September 30, 2025, and June 30, 2025:

Available –for-Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2025
Obligations of U.S. Treasury	$2,995	$—	$(29)	$2,966
Obligations of U.S. government-sponsored entities and agencies	25,583	29	(2,219)	23,393
Obligations of state and political subdivisions	83,812	86	(6,643)	77,255
U.S. Government-sponsored mortgage-backed securities–residential	88,880	168	(10,562)	78,486
U.S. Government-sponsored mortgage-backed securities– commercial	8,563	—	(1,343)	7,220
U.S. Government-sponsored collateralized mortgage obligations– residential	68,152	432	(4,102)	64,482
Other debt securities	15,289	120	(311)	15,098
Total securities available-for-sale	$293,274	$835	$(25,209)	$268,900

Held-to-Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
September 30, 2025
Obligations of state and political subdivisions	$5,058	$—	$(47)	$5,011

Available-for-sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2025
Obligation of U.S Treasury	$2,991	$—	$(54)	$2,937
Obligations of U.S. government-sponsored entities and agencies	26,117	47	(2,427)	23,737
Obligations of state and political subdivisions	84,120	24	(8,685)	75,459
U.S. Government-sponsored mortgage-backed securities - residential	91,676	96	(11,440)	80,332
U.S. Government-sponsored mortgage-backed securities - commercial	8,567	—	(1,461)	7,106
U.S. Government-sponsored collateralized mortgage obligations – residential	71,134	470	(4,543)	67,061
Other debt securities	17,819	58	(634)	17,243
Total securities available-for-sale	$302,424	$695	$(29,244)	$273,875

Held-to-maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
June 30, 2025
Obligations of state and political subdivisions	$5,167	$—	$(141)	$5,026

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Proceeds from the call of available-for-sale securities were as follows:

	Three Months Ended September 30,
	2025	2024
Proceeds from calls	$1,000	$—
Gross realized gains	3	—

The income tax expense related to the net realized gain was $1 for the three-month period ended September 30, 2025.

The amortized cost and fair values of debt securities as of September 30, 2025, by expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

Available-for-Sale	Amortized Cost	Estimated Fair Value
Due in one year or less	$8,818	$8,762
Due after one year through five years	38,481	37,059
Due after five years through ten years	27,619	26,536
Due after ten years	52,761	46,355
Total	127,679	118,712

U.S. Government-sponsored mortgage-backed and related securities	165,595	150,188
Total securities available-for-sale	$293,274	$268,900

Held-to-Maturity
Due after one year through five years	$2,032	$2,000
Due after five years through ten years	3,026	3,011
Total securities held-to-maturity	$5,058	$5,011

Securities with a carrying value of approximately $161,209 and $164,473 were pledged at September 30, 2025 and June 30, 2025, respectively, to secure public deposits and commitments as required or permitted by law.

The following tables summarize the debt securities with unrealized and unrecognized losses as of September 30, 2025 and June 30, 2025, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or more		Total
Available-for-sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2025
Obligation of U.S. Treasury	$—	$—	$2,966	$(29)	$2,966	$(29)
Obligations of U.S. government-sponsored entities and agencies	656	(1)	20,628	(2,218)	21,284	(2,219)
Obligations of state and political subdivisions	1,039	(143)	63,165	(6,500)	64,204	(6,643)
U.S. Government-sponsored mortgage-backed securities – residential	—	—	69,401	(10,562)	69,401	(10,562)
U.S. Government-sponsored mortgage-backed securities – commercial	—	—	7,220	(1,343)	7,220	(1,343)
U.S. Government-sponsored collateralized mortgage obligations - residential	5,306	(18)	34,162	(4,084)	39,468	(4,102)
Other debt securities	—	—	11,635	(311)	11,635	(311)
Total	$7,001	$(162)	$209,177	$(25,047)	$216,178	$(25,209)

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

	Less than 12 Months		12 Months or more		Total
Held to Maturity	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss
September 30, 2025
Obligations of state and political subdivisions	$—	$—	$5,011	$(47)	$5,011	$(47)

	Less than 12 Months		12 Months or More		Total
Available-for-sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2025
Obligations of U.S. Treasury	$—	$—	$2,937	$(54)	$2,937	$(54)
Obligations of U.S. government-sponsored entities and agencies	—	—	20,898	(2,427)	20,898	(2,427)
Obligations of state and political subdivisions	6,867	(308)	62,570	(8,377)	69,437	(8,685)
U.S. Government-sponsored mortgage-backed securities – residential	1,134	(5)	70,955	(11,435)	72,089	(11,440)
U.S. Government-sponsored mortgage-backed securities – commercial	—	—	7,106	(1,461)	7,106	(1,461)
U.S. Government-sponsored collateralized mortgage obligations - residential	7,018	(76)	32,632	(4,467)	39,650	(4,543)
Other debt securities	970	(12)	13,327	(622)	14,297	(634)
Total	$15,989	$(401)	$210,425	$(28,843)	$226,414	$(29,244)

	Less than 12 Months		12 Months or More		Total
Held to Maturity	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss
June 30, 2025
Obligations of state and political subdivisions	$—	$—	$5,026	$(141)	$5,026	$(141)

At September 30, 2025, the Company’s portfolio consisted of 428 securities, of which 348 were available-for-sale and 3 were held-to-maturity securities in unrealized or unrecognized loss positions. As of September 30, 2025, no allowance for credit losses has been recognized on securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality. This is based upon our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our available-for-sale securities.

The Company’s mortgage-backed securities and collateralized mortgage obligations were issued by U.S. government-sponsored entities and agencies. The Company does not own any private label mortgage-backed securities. The Company’s municipal bond portfolio consists of tax-exempt and taxable general obligation and revenue bonds to a broad range of counties, towns, school districts, and other essential service providers. As of September 30, 2025, 97.4% of the municipal bonds held in the available-for-sale portfolio had an S&P or Moody’s investment grade rating, and 2.6% were non-rated issues. The municipal bonds in the held-to-maturity portfolio are all non-rated issues to local entities that also are deposit customers. The other debt securities consist of subordinated notes issued by other bank holding companies.

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

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Equity Securities

The Company owns equity securities with an amortized cost of $400 and a fair value of $392 as of September 30, 2025, and June 30, 2025. Changes in the fair value of these securities are included in noninterest income on the consolidated statements of income. There were no net unrealized gains or losses on equity securities recognized in earnings and there were no sales of equity securities during the three-month periods ended September 30, 2025 and 2024.

Note 3 – Loans and Allowance for Credit Losses

The following table presents loans by major category.

	September 30, 2025	June 30, 2025
Commercial & Industrial	$117,508	$113,513
Commercial real estate:
Owner occupied	166,400	162,674
Non-owner occupied	164,452	163,768
Farmland	44,984	42,050
Land Development	17,022	17,535
1 – 4 family residential real estate	206,741	201,602
Consumer	117,775	112,316
Total loans	834,882	813,458
Allowance for credit losses	(8,709)	(8,470)
Net Loans	$826,173	$804,988

Total loans include net unamortized deferred loan costs of $2,861 as of September 30, 2025 and $2,674 as of June 30, 2025.

The following table presents the activity in the allowance for credit losses by portfolio segment for the three months ended September 30, 2025.

	Commercial	Commercial			1-4 Family
	&	Real		Land	Residential
	Industrial	Estate	Farmland	Development	Real Estate	Consumer	Total

ACL beginning balance	$1,249	$3,446	$118	$266	$2,010	$1,381	$8,470
Provision for expected credit losses	54	91	1	(3)	28	149	320
Charge-offs	—	—	—	—	—	(123)	(123)
Recoveries	—	—	—	—	—	42	42
ACL ending balance	$1,303	$3,537	$119	$263	$2,038	$1,449	$8,709

The following table presents the activity in the allowance for credit losses by portfolio segment for the three months ended September 30, 2024.

					1-4 Family
	Commercial	Commercial			Residential
	&	Real		Land	Real
	Industrial	Estate	Farmland	Development	Estate	Consumer	Total

ACL beginning balance	$1,144	$3,650	$89	$174	$2,018	$855	$7,930
Provision for expected credit losses	(57)	28	(2)	9	(1)	100	77
Charge-offs	—	—	—	—	—	(126)	(126)
Recoveries	1	—	—	—	1	65	67
ACL ending balance	$1,088	$3,678	$87	$183	$2,018	$894	$7,948

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the amortized cost of non-accrual loans by class as of September 30, 2025 and the interest income recognized on non-accrual loans for the three-month period ended September 30, 2025:

	September 30, 2025		Three months ended September 30, 2025
			Interest income
	Non-accrual	Total	recognized during
	loans with	Non-accrual	the period on
	no ACL	Loans	non-accrual loans
Commercial & Industrial	$332	$332	$—
1 – 4 family residential real estate	412	570	2
Total	$744	$902	$2

The following table presents the amortized cost of non-accrual loans by class as of June 30, 2025 and the interest income recognized on non-accrual loans for the three-month period ended September 30, 2024:

	June 30, 2025		Three months ended September 30, 2024
			Interest Income
	Non-accrual	Total	recognized during
	loans with	Non-accrual	the period on
	no ACL	loans	non-accrual loans
Commercial & Industrial	$332	$332	$—
Commercial real estate:
Owner occupied	—	—	6
1 – 4 family residential real estate	440	598	—
Total	$772	$930	$6

The following table presents the aging of the amortized cost of past due loans as of September 30, 2025 by class of loans:

							Loans 90
	Days Past Due						Days Past
	30 – 59	60 - 89	90 Days or	Total	Loans Not		Due and
	Days	Days	Greater	Past Due	Past Due	Total	Accruing
Commercial & Industrial	$—	$82	$332	$414	$117,094	$117,508	$—
Commercial real estate:
Owner occupied	—	—	—	—	166,400	166,400	—
Non-owner occupied	—	—	—	—	164,452	164,452	—
Farmland	—	—	—	—	44,984	44,984	—
Land development	—	—	—	—	17,022	17,022	—
1 – 4 family residential real estate	7	487	470	964	205,777	206,741	—
Consumer	288	104	62	454	117,321	117,775	62
Total	$295	$673	$864	$1,832	$833,050	$834,882	$62

The above table of past due loans includes the recorded investment in non-accrual loans of $7 in the 30-59 days past due category, $93 in the 60-89 days past due category, and $802 in the 90 days or greater category.

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the aging of the amortized cost of past due loans as of June 30, 2025 by class of loans:

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

Modifications to Borrowers Experiencing Financial Difficulty

Occasionally, the Company modifies loans to borrowers experiencing financial difficulty to maximize collection of loan balances by providing principal forgiveness, term extension, an other than insignificant payment delay, or an interest rate reduction. In some cases, the Company may provide multiple types of concessions on one loan. If principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses. There were no modifications of loans to borrowers experiencing financial difficulty completed during the three-month periods ending September 30, 2025 and 2024.

Collateral Dependent Loans

A loan is considered collateral dependent when, based upon management's assessment, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. In such cases, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for estimated selling costs if satisfaction of the loan depends on the sale of the collateral. As of September 30, 2025 and June 30, 2025, there was one 1-4 family residential real estate loan that was collateral dependent with an amortized cost of $158 and $52 of the allowance for credit losses allocated to it.

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

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Based on the most recent analysis performed, the following tables present the amortized cost by internal risk category and class of loans as of September 30, 2025:

							Revolving	Revolving
							Loans	Loans
	Term Loans by Fiscal Year of Origination						Amortized	Converted
	2026	2025	2024	2023	2022	Prior	Cost Basis	To Term	Total
Commercial & Industrial
Pass	$8,631	$32,252	$12,539	$15,779	$15,230	$8,397	$22,957	$90	$115,875
Special Mention	—	—	141	65	141	486	800	—	1,633
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial & Industrial	$8,631	$32,252	$12,680	$15,844	$15,371	$8,883	$23,757	$90	$117,508
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate:
Owner occupied:
Pass	$4,283	$13,819	$16,134	$21,054	$26,010	$66,397	$5,647	$—	$153,344
Special Mention	—	2,309	7,537	—	—	2,975	160	—	12,981
Substandard	—	—	—	—	—	75	—	—	75
Doubtful	—	—	—	—	—	—	—	—	—
Total owner occupied	$4,283	$16,128	$23,671	$21,054	$26,010	$69,447	$5,807	$—	$166,400
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Non-owner occupied:
Pass	$8,032	$27,008	$10,903	$35,459	$18,467	$63,003	$1,580	$—	$164,452
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total non-owner occupied	$8,032	$27,008	$10,903	$35,459	$18,467	$63,003	$1,580	$—	$164,452
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Farmland:
Pass	$746	$8,830	$1,756	$5,650	$5,597	$20,613	$1,670	$122	$44,984
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total Farmland	$746	$8,830	$1,756	$5,650	$5,597	$20,613	$1,670	$122	$44,984
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Land Development:
Pass	$462	$5,342	$7,133	$1,936	$317	$750	$1,082	$—	$17,022
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total Land Development	$462	$5,342	$7,133	$1,936	$317	$750	$1,082	$—	$17,022
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total:
Pass	$22,154	$87,251	$48,465	$79,878	$65,621	$159,160	$32,936	$212	$495,677
Special Mention	—	2,309	7,678	65	141	3,461	960	—	14,614
Substandard	—	—	—	—	—	75	—	—	75
Doubtful	—	—	—	—	—	—	—	—	—
Total	$22,154	$89,560	$56,143	$79,943	$65,762	$162,696	$33,896	$212	$510,366

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Management monitors the credit risk profile by payment activity for residential and consumer loan classes. Loans past due 90 days or more and loans on nonaccrual are considered nonperforming. The following table presents the amortized cost of residential real estate and consumer loans based on payment status as of September 30, 2025:

							Revolving	Revolving
							Loans	Loans
	Term Loans by Fiscal Year of Origination						Amortized	Converted
	2026	2025	2024	2023	2022	Prior	Cost Basis	To Term	Total
1 – 4 family residential real estate:
Performing	$7,126	$21,816	$17,577	$19,030	$26,894	$82,529	$31,139	$58	$206,169
Nonperforming	—	—	—	185	177	210	—	—	572
Total 1-4 family residential real estate	$7,126	$21,816	$17,577	$19,215	$27,071	$82,739	$31,139	$58	$206,741
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer:
Performing	$14,985	$63,065	$18,327	$13,980	$5,836	$1,566	$—	$—	$117,759
Nonperforming	—	—	—	—	—	16	—	—	16
Total consumer	$14,985	$63,065	$18,327	$13,980	$5,836	$1,582	$—	$—	$117,775
Current year-to-date gross write-offs	$5	$4	$16	$49	$38	$11	$—	$—	$123
Total:
Performing	$22,111	$84,881	$35,904	$33,010	$32,730	$84,095	$31,139	$58	$323,928
Nonperforming	—	—	—	185	177	226	—	—	588
Total	$22,111	$84,881	$35,904	$33,195	$32,907	$84,321	$31,139	$58	$324,516

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

Assets and liabilities measured at fair value on a recurring basis are summarized below, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Balance at September 30,	Fair Value Measurements at September 30, 2025
	2025	Level 1	Level 2	Level 3
Assets:
Obligations of U.S. Treasury	$2,966	$2,966	$—	$—
Obligations of U.S. government-sponsored entities and agencies	23,393	—	23,393	—
Obligations of state and political subdivisions	77,255	—	77,255	—
U.S. Government-sponsored mortgage-backed securities – residential	78,486	—	78,486	—
U.S. Government-sponsored mortgage-backed securities – commercial	7,220	—	7,220	—
U.S. Government-sponsored collateralized mortgage obligations - residential	64,482	—	64,482	—
Other debt securities	15,098	—	15,098	—
Equity securities	392	—	392	—

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

	Balance at June 30,	Fair Value Measurements at June 30, 2025
	2025	Level 1	Level 2	Level 3
Assets:
Obligations of U.S. treasury	$2,937	$2,937	$—	$—
Obligations of U.S. government-sponsored entities and agencies	23,737	—	23,737	—
Obligations of state and political subdivisions	75,459	—	75,459	—
U.S. government-sponsored mortgage-backed securities - residential	80,332	—	80,332	—
U.S. government-sponsored mortgage-backed securities - commercial	7,106	—	7,106	—
U.S. government-sponsored collateralized mortgage obligations - residential	67,061	—	67,061	—
Other debt securities	17,243	—	17,243	—
Equity securities	392	—	392	—

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

Collateral Dependent Loans: The fair value of collateral dependent loans with specific allocations of the allowance for credit losses is generally based on recent real estate appraisals. Collateral dependent individually evaluated loans carried at fair value generally receive specific allocations of the allowance for credit losses or are charged down to their fair value. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. There were no collateral dependent individually evaluated loans measured at fair value on a non-recurring basis at September 30, 2025 or June 30, 2025.

Other Real Estate and Repossessed Assets Owned: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. Subsequent to their initial recognition, these assets are remeasured at fair value, which is the lower of cost or fair value less estimated costs to sell, through a write-down included in other non-interest expense. Real estate owned properties and other repossessed assets, which are primarily vehicles, are evaluated on a quarterly basis for additional impairment and adjusted accordingly. There were no such fair value measurement adjustments recorded during the periods ended September 30, 2025 or 2024. There were no other real estate owned and other repossessed assets as of September 30, 2025 or June 30, 2025.

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table shows the estimated fair values of financial instruments that are reported at amortized cost in the Company’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	September 30, 2025		June 30, 2025
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Level 1 inputs:
Cash and cash equivalents	$26,668	$26,668	$19,908	$19,908
Level 2 inputs:
Loans held for sale	476	483	814	833
Accrued interest receivable	3,819	3,819	3,704	3,704
Level 3 inputs:
Securities held-to-maturity	5,058	5,011	5,167	5,026
Loans, net	826,173	809,974	804,988	779,964
Financial Liabilities:
Level 2 inputs:
Demand and savings deposits	804,955	804,955	772,354	772,354
Time deposits	264,688	264,458	264,464	263,250
Short-term borrowings	19,800	19,800	15,511	15,511
Federal Home Loan Bank advances	4,038	3,363	22,551	20,677
Accrued interest payable	620	620	676	676

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

Time deposits: Fair value of fixed-maturity certificates of deposit was estimated using the rates offered at September 30, 2025 and June 30, 2025 for deposits of similar remaining maturities, resulting in Level 2 classification. Estimated fair value does not include the benefit that results from low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market.

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Federal Home Loan Bank advances: Fair value of Federal Home Loan Bank advances was estimated using current rates at September 30, 2025 and June 30, 2025 for similar financing resulting in a Level 2 classification.

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

The following table summarizes the balances of the affordable housing tax credit investment and related unfunded commitment at September 30, 2025 and June 30, 2025.

	September 30, 2025	June 30, 2025
Affordable housing tax credit investment	$9,335	$9,853
Less: amortization	(204)	(518)
Net affordable housing tax credit investment	$9,131	$9,335
Unfunded commitments	$4,435	$5,035

The following summarizes other information relating to the affordable housing tax credit investment for the three-month period ended September 30, 2025, and 2024.

	Three Months Ended September 30,
	2025	2024
Tax credits and other tax benefits recognized	$251	$143
Proportional amortization expense included in provision for income taxes	204	122

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 6 – Earnings Per Share

Basic earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period and is equal to net income divided by the weighted average number of shares outstanding during the period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares that may be issued upon the vesting of restricted stock awards. There were 9,897 shares of restrictive stock that were anti-dilutive for the three-month period ended September 30, 2024. The following table details the calculation of basic and diluted earnings per share:

	For the Three Months Ended September 30,
	2025	2024
Basic:
Net income available to common shareholders	$2,634	$2,236
Weighted average common shares outstanding	3,142,850	3,119,603
Basic income per share	$0.84	$0.72

Diluted:
Net income available to common shareholders	$2,634	$2,236
Weighted average common shares outstanding	3,142,850	3,119,603
Dilutive effect of restricted stock	111	—
Total common shares and dilutive potential common shares	3,142,961	3,119,603
Dilutive income per share	$0.84	$0.72

Note 7 –Accumulated Other Comprehensive Income (Loss)

The components of other comprehensive income related to unrealized gains and losses on available-for-sale securities for the three-month periods ended September 30, 2025 and 2024, were as follows:

	Pretax	Tax Effect	After-tax	Affected Line Item in Consolidated Statements of Income
Balance as of June 30, 2025	$(28,549)	$5,995	$(22,554)
Unrealized holding gains on available-for-sale securities arising during the period	4,178	(877)	3,301
Amounts reclassified from accumulated other comprehensive gains	(3)	1	(2)	(a)(b)
Net current period other comprehensive income	4,175	(876)	3,299
Balance as of September 30, 2025	$(24,374)	$5,119	$(19,255)

	Pretax	Tax Effect	After-tax
Balance as of June 30, 2024	$(35,864)	$7,532	$(28,332)
Unrealized holding gains on available-for-sale securities arising during the period	9,813	(2,062)	7,751
Balance as of September 30, 2024	$(26,051)	$5,470	$(20,581)

(a) Securities gains, net

(b) Income tax expense

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations

(Dollars in thousands, except per share data)

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share data)

General

The following is management’s analysis of the Company’s results of operations for the three-month period ended September 30, 2025, compared to the same period in fiscal year 2025, and the consolidated balance sheet at September 30, 2025, compared to June 30, 2025. This discussion is designed to provide a more comprehensive review of the operating results and financial condition than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

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

Results of Operations

Three Month Period Ended September 30, 2025 and 2024

Net income for the first quarter of fiscal year 2026 was $2,634, or $0.84 per common share, compared with $2,236, or $0.72 per common share for the three months ended September 30, 2024. The following are key highlights of our results of operations for the three months ended September 30, 2025, compared with the prior fiscal year comparable period:

●

tax-equivalent net interest income increased by $1,741, or 21.9%, to $9,681 in the first quarter of fiscal year 2026 from the same prior year period primarily because of a 25-basis point increase in the yield on interest-earning assets combined with a 27-basis point reduction in the cost of interest-bearing liabilities;

●

a $320 provision for credit losses on loans and a $35 reduction to the provision for credit losses on unfunded commitments was recorded for the three-month period ended September 30, 2025, compared with a $77 provision for credit losses on loans and a $45 reduction to the provision for credit losses on unfunded commitments for the same prior year period. The higher provision for credit losses on loans in the first quarter of fiscal year 2026 was recorded because of $21,424, or annualized 10.5%, loan growth and net charge-offs of $81 during the first quarter of fiscal year 2026;

●

noninterest income increased by $76, or 5.5%, in the first quarter of fiscal year 2026 compared with the same prior year period primarily because of an increase in debit card interchange income of $53, or 8.6%, and because of an increase in bank owned life insurance income of $16, or 17.4% because of the purchase of additional policies; and

●

noninterest expenses increased by $930, or 13.9%, in the first quarter of fiscal year 2026 from the same prior year period primarily because of increases in salaries and benefits, occupancy and equipment expenses, and marketing and advertising expenses as the Company continues to grow its branch network.

The annualized return on average equity and return on average assets were 13.42% and 0.89%, respectively, for the three months ended September 30, 2025, compared to 13.08% and 0.80%, respectively, for the same prior year period.

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations (continued)

(Dollars in thousands, except per share data)

Net Interest Income

Net interest income, the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the largest component of the Company’s earnings. Net interest income is affected by changes in the volumes, rates and composition of interest-earning assets and interest-bearing liabilities. In addition, prevailing economic conditions, fiscal and monetary policies and the policies of various regulatory agencies all affect market rates of interest and the availability and cost of credit, which, in turn, can significantly affect net interest income. Net interest margin is calculated by dividing net interest income on a fully tax equivalent basis (FTE) by total average interest-earning assets. FTE income includes tax-exempt income, restated to a pre-tax equivalent, based on the statutory federal income tax rate. The federal income tax rate in effect for the 2026 and 2025 fiscal years was 21.0%. All average balances are daily average balances. Non-accruing loans are included in average loan balances and average securities include unrealized gains and losses on securities available-for-sale, while yields are based on average amortized cost.

The Company’s net interest margin was 3.37% for the three months ending September 30, 2025, compared with 2.92% for the same prior year period. FTE net interest income for the three months ended September 30, 2025, increased by $1,741, or 21.9%, to $9,681 from $7,940 for the same prior year period.

The yield on average interest-earning assets increased to 5.06% for the three months ended September 30, 2025, compared with 4.81% for the same period last year. Tax-equivalent interest income increased by $1,477, or 11.3%, for the three months ended September 30, 2025, from the same prior year period primarily because of 25-basis point increase in the yield on average interest-earning assets and a $64,670, or 6.2%, increase in average interest-earning assets. The tax-equivalent yield on tax-exempt securities was positively impacted in the first quarter of fiscal year 2026 by the Company’s transfer of municipal bonds to CNB Investment Co. Also, the yield on taxable securities and loans was positively impacted by new and repricing assets being invested at higher current market rates. Interest expense for the three months ended September 30, 2025 decreased by $264, or 5.2%, from the same prior year period primarily as a result of lower time deposit costs because of recent declines in shorter-term market interest rates. The Company’s cost of funds decreased to 2.29% for the three months ended September 30, 2025 compared with 2.56% for the same prior year period.

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations (continued)

(Dollars in thousands, except per share data)

Average Balance Sheets and Analysis of Net Interest Income for the Three Months Ended September 30,

(In thousands, except percentages)

	2025			2024
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Taxable securities	$207,410	$1,722	3.00%	$207,070	$1,571	2.68%
Tax-exempt securities (1)	68,497	616	3.20	67,957	339	1.81
Loans (1)	826,909	12,090	5.80	756,952	10,938	5.73
Federal bank and other restricted stocks	2,283	35	6.08	2,126	40	7.46
Equity securities	392	9	9.11	385	8	8.24
Interest bearing deposits and federal funds sold	4,953	56	4.49	11,284	155	5.45
Total interest-earning assets	1,110,444	14,528	5.06%	1,045,774	13,051	4.81%

Noninterest-earning assets	63,686			60,285

Total Assets	$1,174,130			$1,106,059

Interest-bearing liabilities:
NOW	$157,601	$325	0.82%	$142,794	$276	0.77%
Savings	389,175	1,942	1.98	351,698	1,709	1.93
Time deposits	266,271	2,443	3.64	260,669	2,893	4.40
Short-term borrowings	17,217	77	1.77	28,274	200	2.81
FHLB advances	7,884	60	3.02	8,890	33	1.47
Total interest-bearing liabilities	838,148	4,847	2.29%	792,325	5,111	2.56%

Noninterest-bearing liabilities:
Noninterest-bearing checking accounts	244,099			228,972
Other liabilities	14,040			16,951
Total liabilities	1,096,287			1,038,248
Shareholders’ equity	77,843			67,811

Total liabilities and shareholders’ equity	$1,174,130			$1,106,059

Net interest income, interest rate spread (1)		$9,681	2.77%		$7,940	2.25%

Net interest margin (net interest as a percent of average interest-earning assets) (1)			3.37%			2.92%

Federal tax exemption on non-taxable securities and loans included in interest income		$136			$(103)

Average interest-earning assets to interest-bearing liabilities	132.49%			131.99%

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

The specific component includes loans that do not share similar risk characteristics that are evaluated on an individual basis and are excluded from the pooling approach. As of September 30, 2025, individually evaluated loans totaled $902 compared with $930 as of June 30, 2025. There was a $52 specific allocation of the allowance for credit losses to individually evaluated loans as of September 30, 2025 and June 30, 2025.

The allowance for credit losses as a percentage of loans was 1.04% as of September 30, 2025 and June 30, 2025. The provision for credit losses recorded in the first three months of fiscal year 2026 was higher than the prior year because of the significant growth in the loan portfolio. Net charge-offs of $81, or an annualized 0.04% of total loans, were recorded during the three-month period ended September 30, 2025, compared with net charge offs of $59, or an annualized 0.03% of total loans, for the same period last year.

Non-performing loans were $964 as of September 30, 2025, compared with $1,031 as of June 30, 2025. As of September 30, 2025 and June 30, 2025, non-performing loans included $332 that is guaranteed by the Small Business Administration. Excluding the guaranteed portion, non-performing loans to total loans were 0.08% as of September 30, 2025 and 0.09% as of June 30, 2025. As of September 30, 2025, loans classified as special mention were $14,614, compared with $15,750 as of June 30, 2025. The balance of loans classified as special mention is primarily related to one commercial customer because of a combination of a delay in a construction project and reduced revenue in the industry. The construction project for this commercial customer is now complete, and operations have commenced in the new building, a portion of the property is being leased out, and the customer has implemented cost saving measures which are all expected to improve their financial performance. Also, the real estate secured position on this credit is further improved by existing and approved/pending Small Business Administration 504 debentures. Uncertainty remains regarding future levels of criticized and classified loans, non-performing loans and charge-offs. Management will continue to closely monitor changes in the loan portfolio and will work with borrowers as needed to mitigate losses to the Company.

The allowance for credit losses on off-balance sheet credit exposures is a liability account representing expected credit losses over the contractual period for which the Company is exposed to credit risk resulting from a contractual obligation to extend credit. The reserve for unfunded commitments is primarily related to 1 - 4 family home equity lines of credit and commercial construction loans. For the three-month period ended September 30, 2025, a reduction of $35 was recorded to the reserve for unfunded commitments compared with a reduction of $45 for the same period last year. The balance of the reserve for unfunded commitments was $345 and $380 as of September 30, 2025 and June 30, 2025, respectively.

Noninterest Income

Noninterest income increased by $76, or 5.5%, for the first quarter of fiscal year 2026 from the same period last year primarily because of an increase of $53, or 8.6%, in debit card interchange income and an increase of $16, or 17.4%, in bank owned life insurance income because of the purchase of additional life insurance policies.

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations (continued)

(Dollars in thousands, except per share data)

Noninterest Expenses

Total noninterest expenses increased by $930, or 13.9%, for the first quarter of fiscal year 2026 compared with the same period last year. Salaries and employee benefits increased by $469, or 12.5%, for the three-month period ended September 30, 2025, compared with the same prior year period primarily because of the addition of lending sales and support staff and staff for the new branch locations. Occupancy and equipment expenses increased by $122, or 13.8%, for the first three months of the fiscal year 2026 compared with the same period last year primarily because of investments in new software and increases in occupancy expenses for the new branch locations. Other non-interest expenses increased by $197, or 35.6%, primarily because of higher loan expenses related to the increased volume in loan originations and expenses associated with the 60th anniversary celebration.

Income Taxes

Income tax expenses were $477 for the three-month period ended September 30, 2025, compared to $480 for the three-month period ended September 30, 2024. The effective tax rates were 15.3% and 17.7% for the three-month periods ended September 30, 2025 and 2024, respectively. The effective tax rates differed from the federal statutory rate because of tax-exempt income from obligations of state and political subdivisions, loans, bank owned life insurance income, and the low-income housing tax credits.

Financial Condition

Total assets as of September 30, 2025 were $1,187,982 compared to $1,165,008 at June 30, 2025, an increase of $22,974, or an annualized 7.9%. From June 30, 2025 to September 30, 2025, total loans increased by $21,424, or an annualized 10.5%, and total deposits increased by $32,825 or an annualized 12.7%.

Available-for-sale securities decreased by $4,975 from $273,875 as of June 30, 2025, to $268,900 as of September 30, 2025 primarily because of $9,699 of cash received from maturities, calls and principal pay downs. In addition, the unrealized loss on the portfolio was $24,374 as of September 30, 2025, an improvement of $4,175 from June 30, 2025. The unrealized loss is a result of the increase in market interest rates compared with the yields within the portfolio that were available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity or repricing dates or if market yields for such securities decline. The portfolio is primarily comprised of agency mortgage-backed securities, obligations of state and political subdivisions, other government agencies’ debt, corporate debt, and U.S. Treasury notes. The municipal bond portfolio consists of tax-exempt and taxable general obligations and revenue bonds to a broad range of counties, towns, school districts, and other essential service providers. As of September 30, 2025, 97.4% of the municipal bonds held in the available-for-sale portfolio had an S&P or Moody’s investment grade rating, and 2.6% were non-rated issues. The other debt securities consist of subordinated notes issued by other bank holding companies. As of September 30, 2025, the projected cash flow from the portfolio over the next 12 months was approximately $37,291, which may be available to reinvest into loans or securities at the then current market rates.

Asset Quality

The following table presents the aggregate amounts of non-performing assets and select ratios as of the dates indicated.

	September 30, 2025	June 30, 2025	September 30, 2024
Non-accrual loans	$902	$930	$911
Loans past due over 90 days and still accruing	62	101	8
Total non-performing loans	964	1,031	919
Other real estate and repossessed assets	—	—	—
Total non-performing assets	$964	$1,031	$919

Non-performing loans to total loans	0.12%	0.11%	0.12%

As of September 30, 2025, non-accrual loans include loans that are guaranteed by the Small Business Administration. Excluding the guaranteed portion, non-performing loans were $632, or 0.08% of total loans as of September 30, 2025.

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

For the three months ended September 30, 2025, net cash inflows from operating activities were $2,535, net cash outflows for investing activities was $13,715 and net cash inflows from financing activities was $17,940. A major source of cash was $32,825 from the increase in deposits and $9,699 from maturity, calls, and principal pay downs of available-for-sale securities. A major use of cash was $21,505 for loan originations. Total cash and cash equivalents were $26,668 as of September 30, 2025, compared to $19,908 at June 30, 2025 and $26,925 at September 30, 2024.

The Bank offers several types of deposit products to a diverse base of business, public fund, and personal customers. We believe the rates offered by the Bank and the fees charged for them are competitive with the rates and fees charged by other banks for similar deposit products currently available in the market area. Deposits totaled $1,069,643 at September 30, 2025, an increase of $32,825, or an annualized 12.7%, compared with $1,036,818 at June 30, 2025. As of September 30, 2025, the estimated percentage of uninsured deposits, excluding collateralized public fund deposits, was 20.2%.

Jumbo time deposits (those with balances of $250 and over) totaled $72,676 as of September 30, 2025 and $74,683 as of June 30, 2025 and are from local customers, businesses, and public entities. These deposits are monitored closely by the Company and are mainly priced on an individual basis. The Company has the option to use a fee-paid broker or CD listing service to obtain deposits from outside its normal service area as an additional source of funding. The Company, however, does not rely upon these types of deposits as a primary source of funding. There were $912 and $1,420 deposits classified as brokered deposits as of September 30, 2025 and June 30, 2025, respectively. Although management monitors interest rates on an ongoing basis, a quarterly rate sensitivity report is used to determine the effect of interest rate changes on the financial statements. In the opinion of management, enough assets or liabilities could be repriced over the near term (up to three years) to compensate for such changes. The spread on interest rates, or the difference between the average earning assets and the average interest-bearing liabilities, is monitored monthly.

To provide additional sources of liquidity, the Company has lines of credit with other financial institutions and entered into agreements with the FHLB of Cincinnati and the Federal Reserve discount window. At September 30, 2025, advances from the FHLB of Cincinnati totaled $4,038 compared with $22,551 as of June 30, 2025. As of September 30, 2025, the Bank had the ability to borrow an additional $97,037 from the FHLB of Cincinnati based on a blanket pledge of qualifying first mortgage and multi-family loans. The Company considers the FHLB of Cincinnati to be a reliable source of liquidity funding, secondary to its deposit base. In addition, as of September 30, 2025, the Company had approximately $92,033 in securities unencumbered by a pledge that could be used to support additional borrowings, as needed, through the Federal Reserve discount window.

Repurchase agreements are classified as borrowings and totaled $19,400 as of September 30, 2025 and $15,511 as of June 30, 2025. Repurchase agreements are financing arrangements with local customers that mature daily and the Bank pledges securities as collateral for these borrowings. The company has access to a line of credit from another financial institution since the holding company does not conduct operations and its primary sources of liquidity are dividends upstreamed from the Bank and borrowings from outside sources. As of September 30, 2025, the outstanding balance on the holding company’s line of credit was $400 and the availability on the line of credit was $4,600.

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations (continued)

(Dollars in thousands, except per share data)

To meet the financial needs of our customers, we have issued commitments to originate mortgage, commercial, construction, and consumer loans and commitments for commercial, home equity, and consumer lines of credit. Since commitments to extend credit have a fixed expiration date or other termination clause, some commitments will expire without being drawn upon and the total commitment amounts do not necessarily represent future cash requirements. Financial standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The same credit policies are used in making commitments and financial standby letters of credit as are used for on-balance sheet instruments. Total unused commitments were $214,303 as of September 30, 2025, and $212,550 as of June 30, 2025.

Capital Resources

Total shareholders’ equity increased by $5,351 to $81,622 as of September 30, 2025, from $76,271 as of June 30, 2025 because of an increase of $3,299 in the accumulated other comprehensive loss from the mark-to-market of available-for-sale securities and from net income of $2,634 for the first three months of fiscal year 2026 which was partially offset by cash dividends paid of $661. As market interest rates rise, the fair value of fixed-rate available-for-sale securities decline with a corresponding net of tax decline recorded in the accumulated other comprehensive loss portion of equity. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such securities decline.

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

As of September 30, 2025, the Bank’s common equity tier 1 capital and tier 1 capital ratios were 11.02% and the leverage and total risk-based capital ratios were 8.24% and 12.03%, respectively. This compares with common equity tier 1 capital and tier 1 capital ratios of 10.99% and leverage and total risk-based capital ratios of 8.23% and 12.00%, respectively, as of June 30, 2025. The Bank exceeded minimum regulatory capital requirements to be considered well-capitalized for both periods. Management is not aware of any matters occurring subsequent to September 30, 2025 that would cause the Bank’s capital category to change.

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

Critical accounting policies are those policies that are highly dependent on subjective or complex judgments, estimates and assumptions and where changes in those estimates and assumptions could have a significant impact on the financial statements. The Company has identified the appropriateness of the allowance for credit losses and the evaluation of goodwill for impairment as critical accounting policies and an understanding of these policies is necessary to understand the financial statements. Note 1 (Summary of Significant Accounting Policies – Allowance for Credit Losses), Note 3 (Loans and Allowance for Credit Losses), Note 5 (Goodwill and Acquired Intangible Assets), and Management’s Discussion and Analysis of Financial Condition and Results of Operation (Critical Accounting Policies and Use of Significant Estimates) of the 2025 Form 10-K provide detail regarding the Company’s accounting for the allowance for credit losses and Goodwill.

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

●	rapid fluctuations in market interest rates could result in changes in fair market valuations and a decline in net interest income;
●	the effects of, and changes in, trade, tariff policies, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;
●	changes in the level of non-performing assets and charge-offs;
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

CONSUMERS BANCORP, INC.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by the report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15e. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2025.

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

CONSUMERS BANCORP, INC. (Registrant)

Date: November 7, 2025	/s/ Ralph J. Lober II
Ralph J. Lober II
President & Chief Executive Officer (principal executive officer)

Date: November 7, 2025	/s/ Renee K. Wood
Renee K. Wood
Chief Financial Officer & Treasurer (principal financial officer)