Form 10-Q
period 2025-12-31
CONSUMERS BANCORP INC /OH/
filed 2026-02-06
CIK 1006830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2025

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

There were 3,144,775 shares of Registrant’s common stock, no par value, outstanding as of February 5, 2026.

CONSUMERS BANCORP, INC. FORM 10-Q QUARTER ENDED December 31, 2025

Table of Contents

Page Number (s)

Part I – Financial Information

Item 1 – Financial Statements
Consolidated Balance Sheets at December 31, 2025 (unaudited) and June 30, 2025	1

Consolidated Statements of Income for the three and six months ended December 31, 2025 and 2024 (unaudited)	2

Consolidated Statements of Comprehensive Income for the three and six months ended December 31, 2025 and 2024 (unaudited)	3

Statements of Changes in Shareholders’ Equity for the three and six months ended December 31, 2025 and 2024 (unaudited)	4-5

Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2025 and 2024 (unaudited)	6

Notes to the Consolidated Financial Statements (unaudited)	7-24

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	25-33

Item 3 – Not Applicable for Smaller Reporting Companies

Item 4 – Controls and Procedures	34
Part II – Other Information
Item 1 – Legal Proceedings	35

Item 1A – Not Applicable for Smaller Reporting Companies	35

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3 – Defaults Upon Senior Securities	35
,
Item 4 – Mine Safety Disclosure	35

Item 5 – Other Information	35

Item 6 – Exhibits	35

Signatures	36

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

CONSUMERS BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)	December 31, 2025 (unaudited)	June 30, 2025
ASSETS
Cash on hand and noninterest-bearing deposits in financial institutions	$21,350	$19,377
Federal funds sold and interest-bearing deposits in financial institutions	163	531
Total cash and cash equivalents	21,513	19,908
Securities, available-for-sale	262,347	273,875
Securities, held-to-maturity (fair value of $4,605 at December 31, 2025 and $5,026 at June 30, 2025)	4,651	5,167
Equity securities, at fair value	—	392
Other equity securities, at cost	2,377	2,669
Loans held for sale	293	814
Total loans	872,392	813,458
Less allowance for credit losses	(8,777)	(8,470)
Net loans	863,615	804,988
Cash surrender value of life insurance	15,418	13,266
Premises and equipment, net	18,745	18,688
Goodwill	2,452	2,452
Core deposit intangible, net	273	301
Accrued interest receivable and other assets	20,846	22,488
Total assets	$1,212,530	$1,165,008

LIABILITIES
Deposits
Noninterest-bearing demand	$241,843	$239,692
Interest bearing demand	156,750	153,571
Savings	409,617	379,091
Time	280,844	264,464
Total deposits	1,089,054	1,036,818

Short-term borrowings	20,382	15,511
Federal Home Loan Bank advances	4,028	22,551
Accrued interest and other liabilities	12,940	13,857
Total liabilities	1,126,404	1,088,737
Commitments and contingent liabilities	—	—

SHAREHOLDERS’ EQUITY
Preferred stock (no par value, 350,000 shares authorized, none outstanding)	—	—
Common stock (no par value, 8,500,000 shares authorized; 3,193,414 shares issued as of December 31, 2025 and June 30, 2025, respectively)	21,774	21,590
Retained earnings	81,885	77,818
Treasury stock, at cost (48,639 common shares as of December 31, 2025 and June 30, 2025)	(528)	(583)
Accumulated other comprehensive loss	(17,005)	(22,554)
Total shareholders’ equity	86,126	76,271
Total liabilities and shareholders’ equity	$1,212,530	$1,165,008

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months ended December 31,		Six Months ended December 31,
(Dollars in thousands, except per share amounts)	2025	2024	2025	2024

Interest and dividend income
Loans, including fees	$12,556	$10,918	$24,642	$21,857
Securities, taxable	1,658	1,628	3,380	3,199
Securities, tax-exempt	492	439	976	880
Equity securities	8	9	17	17
Other equity securities	49	43	84	83
Federal funds sold and other interest-bearing deposits	45	178	101	333
Total interest and dividend income	14,808	13,215	29,200	26,369
Interest expense
Deposits	4,772	4,757	9,482	9,635
Short-term borrowings	100	118	177	318
Federal Home Loan Bank advances	31	21	91	54
Total interest expense	4,903	4,896	9,750	10,007
Net interest income	9,905	8,319	19,450	16,362
Provision for credit losses on loans	175	85	495	162
Provision for credit losses on unfunded commitments	145	40	110	(5)
Net interest income after provision for credit losses	9,585	8,194	18,845	16,205

Noninterest income
Service charges on deposit accounts	448	444	889	894
Debit card interchange income	662	653	1,332	1,270
Mortgage banking activity	141	57	269	190
Bank owned life insurance income	124	100	232	192
Securities losses, net	(10)	—	(7)	—
Other	218	108	337	209
Total noninterest income	1,583	1,362	3,052	2,755

Noninterest expenses
Salaries and employee benefits	4,597	3,819	8,830	7,583
Occupancy and equipment	1,087	895	2,093	1,779
Data processing expenses	223	210	446	421
Debit card processing expenses	388	311	781	673
Professional and director fees	307	275	624	581
FDIC assessments	209	207	405	414
Franchise taxes	135	120	287	240
Marketing and advertising	202	198	453	375
Telephone and network communications	85	79	167	168
Amortization of intangible	14	14	28	28
Other	671	653	1,422	1,207
Total noninterest expenses	7,918	6,781	15,536	13,469
Income before income taxes	3,250	2,775	6,361	5,491
Income tax expense	495	488	972	968
Net income	$2,755	$2,287	$5,389	$4,523

Basic and diluted earnings per share	$0.87	$0.73	$1.71	$1.45

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024

Net income	$2,755	$2,287	$5,389	$4,523

Other comprehensive income (loss), net of tax:
Net change in unrealized losses on securities available-for-sale:
Unrealized gains (losses) arising during the period	2,839	(7,195)	7,017	2,618
Reclassification adjustment for net losses included in income	10	—	7	—
Net unrealized gains (losses)	2,849	(7,195)	7,024	2,618
Income tax effect	(599)	1,511	(1,475)	(551)
Other comprehensive income (loss)	2,250	(5,684)	5,549	2,067

Total comprehensive income (loss)	$5,005	$(3,397)	$10,938	$6,590

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share data)	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, September 30, 2025	$21,669	$79,791	$(583)	$(19,255)	$81,622
Net income	—	2,755	—	—	2,755
Other comprehensive income	—	—	—	2,250	2,250
Restricted stock expense	74	—	—	—	74
Vested 4,602 shares associated with restricted stock awards	31	—	55	—	86
Cash dividends declared ($0.21 per share)	—	(661)	—	—	(661)
Balance, December 31, 2025	$21,774	$81,885	$(528)	$(17,005)	$86,126

(Dollars in thousands, except per share data)	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, September 30, 2024	$21,350	$73,176	$(644)	$(20,581)	$73,301
Net income	—	2,287	—	—	2,287
Other comprehensive loss	—	—	—	(5,684)	(5,684)
Vested 4,606 shares associated with restricted stock awards	25	—	61	—	86
Restricted stock expense	72	—	—	—	72
Issuance of 3,905 shares associated with dividend reinvestment plan and stock purchase plan	74	—	—	—	74
Cash dividends declared ($0.19 per share)	—	(596)	—	—	(596)
Balance, December 31, 2024	$21,521	$74,867	$(583)	$(26,265)	$69,540

(Dollars in thousands, except per share data)	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, June 30, 2025	$21,590	$77,818	$(583)	$(22,554)	$76,271
Net income	—	5,389	—	—	5,389
Other comprehensive income	—	—	—	5,549	5,549
Restricted stock expense	153	—	—	—	153
Vested 4,602 shares associated with restricted stock awards	31		55		86
Cash dividends declared ($0.42 per share)	—	(1,322)	—	—	(1,322)
Balance, December 31, 2025	$21,774	$81,885	$(528)	$(17,005)	$86,126

CONSUMERS BANCORP, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share data)	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, June 30, 2024	$21,178	$71,534	$(695)	$(28,332)	$63,685
Net income	—	4,523	—	—	4,523
Other comprehensive income	—	—	—	2,067	2,067
Vested 8,159 shares associated with restricted stock awards	52	—	112	—	164
Issuance of 258 stock-based incentive plan shares	144	—	—	—	144
Issuance of 8,087 shares associated with dividend reinvestment plan and stock purchase plan	147	—	—	—	147
Cash dividends declared ($0.38 per share)	—	(1,190)	—	—	(1,190)
Balance, December 31, 2024	$21,521	$74,867	$(583)	$(26,265)	$69,540

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)	Six Months Ended December 31,
	2025	2024
Cash flows from operating activities
Net cash from operating activities	$6,011	$4,356
Cash flow from investing activities
Purchases of securities, available-for-sale	(6,565)	(24,406)
Maturities, calls and principal pay downs of securities, available-for-sale	24,358	21,821
Sale of securities, available-for-sale	919	—
Principal pay downs of securities, held-to-maturity	516	550
Redemption of equity security	400	—
Net change in Federal Home Loan Bank stock, at cost	292	114
Net increase in loans	(59,122)	(3,929)
Purchase of bank owned life insurance	(1,920)	(2,375)
Premises and equipment purchases	(546)	(2,335)
Net cash used in investing activities	(41,668)	(10,560)
Cash flow from financing activities
Net increase in deposit accounts	52,236	24,678
Net change in short-term borrowings	4,871	(9,139)
Repayments of Federal Home Loan Bank advances	(18,523)	(5,633)
Proceeds from dividend reinvestment and stock purchase plan	—	147
Dividends paid	(1,322)	(1,190)
Net cash from financing activities	37,262	8,863
Increase in cash or cash equivalents	1,605	2,659
Cash and cash equivalents, beginning of period	19,908	17,723
Cash and cash equivalents, end of period	$21,513	$20,382

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$9,952	$10,247
Federal income taxes	825	1,150
Non-cash items:
Issuance of treasury stock for vested restricted stock awards	86	164

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

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 2 – Securities

Debt securities

The following tables summarize the amortized cost, fair value, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss on the Company’s debt securities available-for-sale and gross unrecognized losses on the Company’s debt securities held-to-maturity as of December 31, 2025, and June 30, 2025:

Available –for-Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2025
Obligations of U.S. Treasury	$998	$—	$(17)	$981
Obligations of U.S. government-sponsored entities and agencies	25,424	34	(2,038)	23,420
Obligations of state and political subdivisions	84,110	203	(5,170)	79,143
U.S. Government-sponsored mortgage-backed securities–residential	85,123	175	(9,815)	75,483
U.S. Government-sponsored mortgage-backed securities– commercial	8,558	—	(1,297)	7,261
U.S. Government-sponsored collateralized mortgage obligations– residential	66,742	463	(3,915)	63,290
Other debt securities	12,917	122	(270)	12,769
Total securities available-for-sale	$283,872	$997	$(22,522)	$262,347

Held-to-Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
December 31, 2025
Obligations of state and political subdivisions	$4,651	$—	$(46)	$4,605

Available-for-sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2025
Obligation of U.S Treasury	$2,991	$—	$(54)	$2,937
Obligations of U.S. government-sponsored entities and agencies	26,117	47	(2,427)	23,737
Obligations of state and political subdivisions	84,120	24	(8,685)	75,459
U.S. Government-sponsored mortgage-backed securities - residential	91,676	96	(11,440)	80,332
U.S. Government-sponsored mortgage-backed securities - commercial	8,567	—	(1,461)	7,106
U.S. Government-sponsored collateralized mortgage obligations – residential	71,134	470	(4,543)	67,061
Other debt securities	17,819	58	(634)	17,243
Total securities available-for-sale	$302,424	$695	$(29,244)	$273,875

Held-to-maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
June 30, 2025
Obligations of state and political subdivisions	$5,167	$—	$(141)	$5,026

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Proceeds from the sale of available-for-sale securities were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Proceeds from sales	$919	$—	$919	$—
Gross realized losses	(26)	—	(26)	—

The income tax benefit related to the realized losses was $5 for the three- and six-month periods ended December 31, 2025.

The amortized cost and fair values of debt securities as of December 31, 2025, by expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

Available-for-Sale	Amortized Cost	Estimated Fair Value
Due in one year or less	$5,238	$5,201
Due after one year through five years	36,510	35,159
Due after five years through ten years	27,242	26,436
Due after ten years	54,459	49,517
Total	123,449	116,313

U.S. Government-sponsored mortgage-backed and related securities	160,423	146,034
Total securities available-for-sale	$283,872	$262,347

Held-to-Maturity
Due after one year through five years	$1,625	$1,599
Due after five years through ten years	3,026	3,006
Total securities held-to-maturity	$4,651	$4,605

Securities with a carrying value of approximately $156,352 and $164,473 were pledged at December 31, 2025 and June 30, 2025, respectively, to secure public deposits and commitments as required or permitted by law.

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following tables summarize the debt securities with unrealized and unrecognized losses as of December 31, 2025 and June 30, 2025, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or more		Total
Available-for-sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2025
Obligation of U.S. Treasury	$—	$—	$981	(17)	$981	$(17)
Obligations of U.S. government-sponsored entities and agencies	—	—	20,699	(2,038)	20,699	(2,038)
Obligations of state and political subdivisions	3,000	(11)	60,850	(5,159)	63,850	(5,170)
U.S. Government-sponsored mortgage-backed securities – residential	—	—	66,873	(9,815)	66,873	(9,815)
U.S. Government-sponsored mortgage-backed securities – commercial	—	—	7,261	(1,297)	7,261	(1,297)
U.S. Government-sponsored collateralized mortgage obligations - residential	5,666	(15)	31,681	(3,900)	37,347	(3,915)
Other debt securities	1,477	(23)	8,805	(247)	10,282	(270)
Total	$10,143	$(49)	$197,150	$(22,473)	$207,293	$(22,522)

	Less than 12 Months		12 Months or more		Total
Held to Maturity	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss
December 31, 2025
Obligations of state and political subdivisions	$332	$(1)	$4,273	$(45)	$4,605	$(46)

	Less than 12 Months		12 Months or more		Total
Available-for-sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2025
Obligations of U.S. Treasury	$—	$—	$2,937	$(54)	$2,937	$(54)
Obligations of U.S. government-sponsored entities and agencies	—	—	20,898	(2,427)	20,898	(2,427)
Obligations of state and political subdivisions	6,867	(308)	62,570	(8,377)	69,437	(8,685)
U.S. Government-sponsored mortgage-backed securities – residential	1,134	(5)	70,955	(11,435)	72,089	(11,440)
U.S. Government-sponsored mortgage-backed securities – commercial	—	—	7,106	(1,461)	7,106	(1,461)
U.S. Government-sponsored collateralized mortgage obligations - residential	7,018	(76)	32,632	(4,467)	39,650	(4,543)
Other debt securities	970	(12)	13,327	(622)	14,297	(634)
Total	$15,989	$(401)	$210,425	$(28,843)	$226,414	$(29,244)

	Less than 12 Months		12 Months or more		Total
Held to Maturity	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss
June 30, 2025
Obligations of state and political subdivisions	$—	$—	$5,026	$(141)	$5,026	$(141)

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

At December 31, 2025, the Company’s portfolio consisted of 404 securities, of which 318 were available-for-sale and 3 were held-to-maturity securities in unrealized or unrecognized loss positions. As of December 31, 2025, no allowance for credit losses has been recognized on securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality. This is based upon our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our available-for-sale securities.

The Company’s mortgage-backed securities and collateralized mortgage obligations were issued by U.S. government-sponsored entities and agencies. The Company does not own any private label mortgage-backed securities. The Company’s municipal bond portfolio consists of tax-exempt and taxable general obligation and revenue bonds to a broad range of counties, towns, school districts, and other essential service providers. As of December 31, 2025, 97.5% of the municipal bonds held in the available-for-sale portfolio had an S&P or Moody’s investment grade rating, and 2.5% were non-rated issues. The municipal bonds in the held-to-maturity portfolio are all non-rated issues to local entities that also are deposit customers. The other debt securities consist of subordinated notes issued by other bank holding companies.

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

Equity Securities

The Company owned equity securities with an amortized cost of $400 and a fair value of $392 as of June 30, 2025. The equity securities were redeemed on December 31, 2025 for their original cost of $400. Therefore, the Company recognized a net gain of $8 in other noninterest income for the three- and six-month periods ended December 31, 2025. There was no gain or loss on equity securities recognized in earnings during the three- and six-month periods ended December 31, 2024.

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 3 – Loans and Allowance for Credit Losses

The following table presents loans by major category.

	December 31, 2025	June 30, 2025
Commercial & Industrial	$139,162	$113,513
Commercial real estate:
Owner occupied	166,362	162,674
Non-owner occupied	176,397	163,768
Farmland	46,315	42,050
Land Development	16,017	17,535
1 – 4 family residential real estate	208,667	201,602
Consumer	119,472	112,316
Total loans	872,392	813,458
Allowance for credit losses	(8,777)	(8,470)
Net Loans	$863,615	$804,988

Total loans include net unamortized deferred loan costs of $2,794 as of December 31, 2025 and $2,674 as of June 30, 2025. Commercial & Industrial loans include a third-party residential mortgage warehouse line-of-credit with an outstanding balance of $19,360 as of December 31, 2025 and a zero balance as of June 30, 2025.

The following table presents the activity in the allowance for credit losses by portfolio segment for the three months ended December 31, 2025.

	Commercial	Commercial			1-4 Family
	&	Real		Land	Residential
	Industrial	Estate	Farmland	Development	Real Estate	Consumer	Total

ACL beginning balance	$1,303	$3,537	$119	$263	$2,038	$1,449	$8,709
Provision for expected credit losses	3	113	10	(21)	(25)	95	175
Charge-offs	(7)	—	—	—	—	(133)	(140)
Recoveries	—	—	—	—	—	33	33
ACL ending balance	$1,299	$3,650	$129	$242	$2,013	$1,444	$8,777

The following table presents the activity in the allowance for credit losses by portfolio segment for the six months ended December 31, 2025.

	Commercial	Commercial			1-4 Family
	&	Real		Land	Residential
	Industrial	Estate	Farmland	Development	Real Estate	Consumer	Total

ACL beginning balance	$1,249	$3,446	$118	$266	$2,010	$1,381	$8,470
Provision for expected credit losses	57	204	11	(24)	3	244	495
Charge-offs	(7)	—	—	—	—	(256)	(263)
Recoveries	—	—	—	—	—	75	75
ACL ending balance	$1,299	$3,650	$129	$242	$2,013	$1,444	$8,777

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

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the amortized cost of non-accrual loans by class as of December 31, 2025 and the interest income recognized on non-accrual loans for the three- and six-month periods ended December 31, 2025:

	December 31, 2025
	Non-accrual	Total	Interest income recognized
	loans with	Non-accrual	During the periods presented
	no ACL	Loans	on non-accrual loans
			Three-month Period	Six-month Period
Commercial & Industrial	$332	$332	$—	$—
1 – 4 family residential real estate	563	563	—	2
Total	$895	$895	$—	$2

The following table presents the amortized cost of non-accrual loans by class as of June 30, 2025 and the interest income recognized on non-accrual loans for the three- and six-month periods ended December 31, 2024:

	June 30, 2025		December 31, 2024
	Non-accrual	Total	Interest Income Recognized
	loans with	Non-accrual	During the periods presented
	no ACL	loans	on non-accrual loans
			Three-month Period	Six-month Period
Commercial & Industrial	$332	$332	$—	$—
Commercial real estate:
Owner occupied	—	—	10	16
1 – 4 family residential real estate	440	598	—	—
Total	$772	$930	$10	$16

The following table presents the aging of the amortized cost of past due loans as of December 31, 2025 by class of loans:

							Loans 90
	Days Past Due						Days Past
	30 – 59	60 - 89	90 Days or	Total	Loans Not		Due and
	Days	Days	Greater	Past Due	Past Due	Total	Accruing
Commercial & Industrial	$—	$—	$332	$332	$138,830	$139,162	$—
Commercial real estate:
Owner occupied	—	—	—	—	166,362	166,362	—
Non-owner occupied	—	—	—	—	176,397	176,397	—
Farmland	—	—	—	—	46,315	46,315	—
Land development	—	—	—	—	16,017	16,017	—
1 – 4 family residential real estate	917	329	496	1,742	206,925	208,667	—
Consumer	184	52	74	310	119,162	119,472	74
Total	$1,101	$381	$902	$2,384	$870,008	$872,392	$74

The above table of past due loans includes the recorded investment in non-accrual loans of $62 in the 30-59 days past due category, $828 in the 90 days or greater category, and $5 in the loans not past due category.

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

Modifications to Borrowers Experiencing Financial Difficulty

Occasionally, the Company modifies loans to borrowers experiencing financial difficulty to maximize collection of loan balances by providing principal forgiveness, term extension, an other than insignificant payment delay, or an interest rate reduction. In some cases, the Company may provide multiple types of concessions on one loan. If principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses. There were no modifications of loans to borrowers experiencing financial difficulty completed during the three- or six-month periods ending December 31, 2025 and 2024.

Collateral Dependent Loans

A loan is considered collateral dependent when, based upon management's assessment, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. In such cases, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for estimated selling costs if satisfaction of the loan depends on the sale of the collateral. As of December 31, 2025, there were no collateral dependent loans with an allowance for credit losses allocated. As of June 30, 2025, there was one 1-4 family residential real estate loan that was collateral dependent with an amortized cost of $158 and $52 of the allowance for credit losses allocated to it.

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

Based on the most recent analysis performed, the following tables present the amortized cost by internal risk category and class of loans as of December 31, 2025:

							Revolving	Revolving
							Loans	Loans
	Term Loans by Fiscal Year of Origination						Amortized	Converted
	2026	2025	2024	2023	2022	Prior	Cost Basis	To Term	Total
Commercial & Industrial
Pass	$18,944	$30,170	$11,330	$14,198	$13,726	$7,427	$41,700	$90	$137,585
Special Mention	—	—	—	4	—	391	729	—	1,124
Substandard	—	—	—	—	—	—	200	—	200
Doubtful	—	—	43	—	129	81	—	—	253
Total Commercial & Industrial	$18,944	$30,170	$11,373	$14,202	$13,855	$7,899	$42,629	$90	$139,162
Current year-to-date gross write-offs	$—	$7	$—	$—	$—	$—	$—	$—	$7
Commercial real estate:
Owner occupied:
Pass	$8,830	$13,917	$15,454	$20,794	$25,490	$64,590	$4,802	$—	$153,877
Special Mention	—	2,296	1,613	—	—	443	8	—	4,360
Substandard	—	—	5,880	—	—	2,010	235	—	8,125
Doubtful	—	—	—	—	—	—	—	—	—
Total owner occupied	$8,830	$16,213	$22,947	$20,794	$25,490	$67,043	$5,045	$—	$166,362
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Non-owner occupied:
Pass	$23,530	$25,273	$10,502	$35,427	$18,266	$61,946	$1,453	$—	$176,397
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total non-owner occupied	$23,530	$25,273	$10,502	$35,427	$18,266	$61,946	$1,453	$—	$176,397
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Farmland:
Pass	$2,534	$9,473	$1,751	$5,616	$5,099	$20,235	$1,489	$118	$46,315
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total Farmland	$2,534	$9,473	$1,751	$5,616	$5,099	$20,235	$1,489	$118	$46,315
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

							Revolving	Revolving
							Loans	Loans
	Term Loans by Fiscal Year of Origination						Amortized	Converted
	2026	2025	2024	2023	2022	Prior	Cost Basis	To Term	Total
Land Development:
Pass	$643	$5,482	$6,380	$1,921	$310	$727	$554	$—	$16,017
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total Land Development	$643	$5,482	$6,380	$1,921	$310	$727	$554	$—	$16,017
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total:
Pass	$54,481	$84,315	$45,417	$77,956	$62,891	$154,925	$49,998	$208	$530,191
Special Mention	—	2,296	1,613	4	—	834	737	—	5,484
Substandard	—	—	5,880	—	—	2,010	435	—	8,325
Doubtful	—	—	43	—	129	81	—	—	253
Total	$54,481	$86,611	$52,953	$77,960	$63,020	$157,850	$51,170	$208	$544,253

Management monitors the credit risk profile by payment activity for residential and consumer loan classes. Loans past due 90 days or more and loans on nonaccrual are considered nonperforming. The following table presents the amortized cost of residential real estate and consumer loans based on payment status as of December 31, 2025:

							Revolving	Revolving
							Loans	Loans
	Term Loans by Fiscal Year of Origination						Amortized	Converted
	2026	2025	2024	2023	2022	Prior	Cost Basis	To Term	Total
1 – 4 family residential real estate:
Performing	$12,360	$22,775	$17,314	$18,686	$26,477	$80,378	$30,114	$—	$208,104
Nonperforming	—	—	—	183	175	205	—	—	563
Total 1-4 family residential real estate	$12,360	$22,775	$17,314	$18,869	$26,652	$80,583	$30,114	$—	$208,667
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer:
Performing	$28,246	$56,687	$16,386	$12,074	$4,797	$1,199	$7	$—	$119,396
Nonperforming	—	56	—	—	—	20	—	—	76
Total consumer	$28,246	$56,743	$16,386	$12,074	$4,797	$1,219	$7	$—	$119,472
Current year-to-date gross write-offs	$11	$4	$16	$105	$96	$24	$—	$—	$256
Total:
Performing	$40,606	$79,462	$33,700	$30,760	$31,274	$81,577	$30,121	$—	$327,500
Nonperforming	—	56	—	183	175	225	—	—	639
Total	$40,606	$79,518	$33,700	$30,943	$31,449	$81,802	$30,121	$—	$328,139

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
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Assets and liabilities measured at fair value on a recurring basis are summarized below, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Balance at December 31,	Fair Value Measurements at December 31, 2025
	2025	Level 1	Level 2	Level 3
Assets:
Obligations of U.S. Treasury	$981	$981	$—	$—
Obligations of U.S. government-sponsored entities and agencies	23,420	—	23,420	—
Obligations of state and political subdivisions	79,143	—	79,143	—
U.S. Government-sponsored mortgage-backed securities – residential	75,483	—	75,483	—
U.S. Government-sponsored mortgage-backed securities – commercial	7,261	—	7,261	—
U.S. Government-sponsored collateralized mortgage obligations - residential	63,290	—	63,290	—
Other debt securities	12,769	—	12,769	—

	Balance at June 30,	Fair Value Measurements at June 30, 2025
	2025	Level 1	Level 2	Level 3
Assets:
Obligations of U.S. treasury	$2,937	$2,937	$—	$—
Obligations of U.S. government-sponsored entities and agencies	23,737	—	23,737	—
Obligations of state and political subdivisions	75,459	—	75,459	—
U.S. government-sponsored mortgage-backed securities - residential	80,332	—	80,332	—
U.S. government-sponsored mortgage-backed securities - commercial	7,106	—	7,106	—
U.S. government-sponsored collateralized mortgage obligations - residential	67,061	—	67,061	—
Other debt securities	17,243	—	17,243	—
Equity securities	392	—	392	—

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

Collateral Dependent Loans: The fair value of collateral dependent loans with specific allocations of the allowance for credit losses is generally based on recent real estate appraisals. Collateral dependent individually evaluated loans carried at fair value generally receive specific allocations of the allowance for credit losses or are charged down to their fair value. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. There were no collateral dependent individually evaluated loans measured at fair value on a non-recurring basis at December 31, 2025 or June 30, 2025.

Other Real Estate and Repossessed Assets Owned: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. Subsequent to their initial recognition, these assets are remeasured at fair value, which is the lower of cost or fair value less estimated costs to sell, through a write-down included in other non-interest expense. Real estate owned properties and other repossessed assets, which are primarily vehicles, are evaluated on a quarterly basis for additional impairment and adjusted accordingly. There were no such fair value measurement adjustments recorded during the periods ended December 31, 2025 or 2024. There were no other real estate owned and other repossessed assets as of December 31, 2025 or June 30, 2025.

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table shows the estimated fair values of financial instruments that are reported at amortized cost in the Company’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	December 31, 2025		June 30, 2025
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Level 1 inputs:
Cash and cash equivalents	$21,513	$21,513	$19,908	$19,908
Level 2 inputs:
Loans held for sale	293	298	814	833
Accrued interest receivable	3,837	3,837	3,704	3,704
Level 3 inputs:
Securities held-to-maturity	4,651	4,605	5,167	5,026
Loans, net	863,615	850,319	804,988	779,964
Financial Liabilities:
Level 2 inputs:
Demand and savings deposits	808,210	808,210	772,354	772,354
Time deposits	280,844	280,625	264,464	263,250
Short-term borrowings	20,382	20,382	15,511	15,511
Federal Home Loan Bank advances	4,028	3,430	22,551	20,677
Accrued interest payable	474	474	676	676

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

Time deposits: Fair value of fixed-maturity certificates of deposit was estimated using the rates offered at December 31, 2025 and June 30, 2025 for deposits of similar remaining maturities, resulting in Level 2 classification. Estimated fair value does not include the benefit that results from low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market.

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Federal Home Loan Bank advances: Fair value of Federal Home Loan Bank advances was estimated using current rates at December 31, 2025 and June 30, 2025 for similar financing resulting in a Level 2 classification.

Other equity securities, at cost: Other equity securities, primarily consist of Federal Home Loan Bank stock, Federal Reserve Bank stock, and other equity investments in financial institutions. These equity securities are accounted for at cost due to restrictions placed on their transferability, and, therefore, are not subject to the fair value disclosure requirements.

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

The following table summarizes the balances of the affordable housing tax credit investment and related unfunded commitment at December 31, 2025 and June 30, 2025.

	December 31, 2025	June 30, 2025
Affordable housing tax credit investment	$10,250	$10,250
Less: amortization	(1,359)	(915)
Net affordable housing tax credit investment	$8,891	$9,335
Unfunded commitments	$4,149	$5,035

The following summarizes other information relating to the affordable housing tax credit investment for the three-month period ended December 31, 2025, and 2024.

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Tax credits and other tax benefits recognized	$287	$129	$538	$272
Proportional amortization expense included in provision for income taxes	240	112	444	234

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 6 – Earnings Per Share

Basic earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period and is equal to net income divided by the weighted average number of shares outstanding during the period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares that may be issued upon the vesting of restricted stock awards. There were no shares that were anti-dilutive for the three- and six-month periods ending December 31, 2025. There were no shares that were anti-dilutive for the three-month period ended December 31, 2024, and 7,990 shares of restricted stock were anti- dilutive for the six-month period ended December 31, 2024. The following table details the calculation of basic and diluted earnings per share:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2025	2024	2025	2024
Basic:
Net income available to common shareholders	$2,755	$2,287	$5,389	$4,523
Weighted average common shares outstanding	3,149,160	3,132,556	3,147,156	3,125,857
Basic income per share	$0.87	$0.73	$1.71	$1.45

Diluted:
Net income available to common shareholders	$2,755	$2,287	$5,389	$4,523
Weighted average common shares outstanding	3,149,160	3,132,556	3,147,156	3,125,857
Dilutive effect of restricted stock	118	—	119	—
Total common shares and dilutive potential common shares	3,149,278	3,132,556	3,147,275	3,125,857
Dilutive income per share	$0.87	$0.73	$1.71	$1.45

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 7 –Accumulated Other Comprehensive Income (Loss)

The components of other comprehensive income related to unrealized gains and losses on available-for-sale securities for the three and six-month periods ended December 31, 2025 and 2024, were as follows:

	Pretax	Tax Effect	After-tax	Affected Line Item in Consolidated Statements of Income
Balance as of September 30, 2025	$(24,374)	$5,119	$(19,255)
Unrealized holding gains on available-for-sale securities arising during the period	2,839	(597)	2,242
Amounts reclassified from accumulated other comprehensive gains	10	(2)	8	(a)(b)
Net current period other comprehensive income	2,849	(599)	2,250
Balance as of December 31, 2025	$(21,525)	$4,520	$(17,005)

	Pretax	Tax Effect	After-tax
Balance as of September 30, 2024	$(26,051)	$5,470	$(20,581)
Unrealized holding losses on available-for-sale securities arising during the period	(7,195)	1,511	(5,684)
Balance as of December 31, 2024	$(33,246)	$6,981	$(26,265)

	Pretax	Tax Effect	After-tax	Affected Line Item in Consolidated Statements of Income
Balance as of June 30, 2025	$(28,549)	$5,995	$(22,554)
Unrealized holding gains on available-for-sale securities arising during the period	7,017	(1,474)	5,543
Amounts reclassified from accumulated other comprehensive gains	7	(1)	6	(a)(b)
Net current period other comprehensive income	7,024	(1,475)	5,549
Balance as of December 31, 2025	$(21,525)	$4,520	$(17,005)

	Pretax	Tax Effect	After-tax
Balance as of June 30, 2024	$(35,864)	$7,532	$(28,332)
Unrealized holding gains on available-for-sale securities arising during the period	2,618	(551)	2,067
Balance as of December 31, 2024	$(33,246)	$6,981	$(26,265)

(a) Securities losses, net

(b) Income tax expense

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations

(Dollars in thousands, except per share data)

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following is management’s analysis of the Company’s results of operations for the three- and six-month periods ended December 31, 2025, compared to the same periods in fiscal year 2025, and the consolidated balance sheet at December 31, 2025, compared to June 30, 2025. This discussion is designed to provide a more comprehensive review of the operating results and financial condition than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

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

Results of Operations

Three- and Six- Month Periods Ended December 31, 2025 and 2024

Net income for the second quarter of fiscal year 2026 was $2,755, or $0.87 per common share, compared with $2,287, or $0.73 per common share for the three months ended December 31, 2024. The following are key highlights of our results of operations for the three months ended December 31, 2025, compared with the prior fiscal year comparable period:

●

tax-equivalent net interest income increased by $1,807, or 21.9%, to $10,045 in the second quarter of fiscal year 2026 from the same prior year period primarily because of a 30-basis point increase in the yield on interest-earning assets combined with a 18-basis point reduction in the cost of interest-bearing liabilities;

●

a $175 provision for credit losses on loans and $145 increase to the provision for credit losses on unfunded commitments was recorded for the three-month period ended December 31, 2025, compared with a $85 provision for credit losses on loans and a $40 increase to the provision for credit losses on unfunded commitments for the same prior year period. The higher provision for credit losses on loans in the second quarter of fiscal year 2026 was recorded because of loan growth and the increase in unfunded loan commitments during the second quarter of fiscal year 2026;

●

noninterest income increased by $221, or 16.2%, in the second quarter of fiscal year 2026 compared with the same prior year period primarily because of $88 of revenue recognized on interest rate swaps and an increase of $84, or 147.4%, in mortgage banking revenue; and

●

noninterest expenses increased by $1,137, or 16.8%, in the second quarter of fiscal year 2026 from the same prior year period primarily because of increases in salaries and benefits and occupancy and equipment expenses as the Company continues to grow its branch network.

Net income for the first six months of fiscal year 2026 was $5,389, or $1.71 per common share, compared with $4,523, or $1.45 per common share for the six months ended December 31, 2024. The following are key highlights of our results of operations for the six months ended December 31, 2025, compared with the prior fiscal year comparable period:

●

tax-equivalent net interest income increased by $3,548, or 21.9%, to $19,726 in the first six months of fiscal year 2026 from the same prior year period primarily because of a $74.4 million, or 7.1%, increase in average interest earning assets;

●

a $495 provision for credit losses on loans and a $110 increase to the provision for credit losses on unfunded commitments was recorded for the six-month period ended December 31, 2025, compared with a $162 provision for credit losses on loans and a $5 reduction to the provision for credit losses on unfunded commitments for the same prior year period. The increase in the provision for credit losses recorded in the first six months of fiscal year 2026 was primarily the result of loan growth and the increase in unfunded loan commitments.;

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations (continued)

(Dollars in thousands, except per share amounts)

●

noninterest income increased by $297, or 10.8%, in the first six months of fiscal year 2026 compared with the same prior year period because of $88 of revenue recognized on interest rate swaps, an increase in mortgage banking revenue of $79, or 41.6%, an increase in debit card interchange income of $62, or 4.9%, and an increase in bank owned life insurance income of $40, or 20.8%, because of the purchase of an additional policy.

●

noninterest expenses increased by $2,067, or 15.3%, in the first six months of fiscal year 2026 from the same prior year period primarily due to increases in salaries and benefits and occupancy and equipment expenses.

The annualized return on average equity and return on average assets were 12.90% and 0.91%, respectively, for the three months ended December 31, 2025, compared to 12.55% and 0.81%, respectively, for the same prior year period. The annualized return on average equity and return on average assets were 13.15% and 0.90%, respectively, for the six months ended December 31, 2025, compared to 12.81% and 0.81%, respectively, for the same prior year period.

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

The Company’s net interest margin was 3.43% for the three months ending December 31, 2025, compared with 3.02% for the same prior year period. FTE net interest income for the three months ended December 31, 2025, increased by $1,807, or 21.9%, to $10,045 from $8,238 for the same prior year period.

The yield on average interest-earning assets increased to 5.11% for the three months ended December 31, 2025, compared with 4.81% for the same period last year. Tax-equivalent interest income increased by $1,814, or 13.8%, for the three months ended December 31, 2025, from the same prior year period primarily because of 30-basis point increase in the yield on average interest-earning assets and a $84,215, or 8.0%, increase in average interest-earning assets. The tax-equivalent yield on tax-exempt securities was positively impacted in the second quarter of fiscal year 2026 by the Company’s transfer of municipal bonds to CNB Investment Co. Also, the yield on taxable securities and loans was positively impacted by new and repricing assets being invested at higher current market rates. Interest expense for the three months ended December 31, 2025 increased by $7, or 0.1%, from the same prior year period primarily as a result of a $64,243, or 8.1%, increase in interest bearing liabilities that was mostly offset by lower time deposit costs because of recent declines in shorter-term market interest rates. The Company’s cost of funds decreased to 2.27% for the three months ended December 31, 2025 compared with 2.45% for the same prior year period.

The Company’s net interest margin was 3.40% for the six months ending December 31, 2025, compared with 2.97% for the same prior year period. FTE net interest income for the six months ended December 31, 2025, increased by $3,548, or 21.9%, to $19,726 from $16,178 for the same prior year period.

The yield on average interest-earning assets increased to 5.09% for the six months ended December 31, 2025, compared with 4.81% for the same period last year. Tax-equivalent interest income increased by $3,291, or 12.6%, for the six months ended December 31, 2025, from the same prior year period primarily because of 28-basis point increase in the yield on average interest-earning assets and a $74,440, or 7.1%, increase in average interest-earning assets. The tax-equivalent yield on tax-exempt securities was positively impacted in the first six months of fiscal year 2026 by the Company’s transfer of municipal bonds to CNB Investment Co. Also, the yield on taxable securities and loans was positively impacted by new and repricing assets being invested at higher current market rates. Interest expense for the six months ended December 31, 2025 decreased by $257, or 2.6%, from the same prior year period primarily as a result of lower time deposit costs because of recent declines in shorter-term market interest rates. The Company’s cost of funds decreased to 2.28% for the six months ended December 31, 2025 compared with 2.51% for the same prior year period.

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations (continued)

(Dollars in thousands, except per share amounts)

Average Balance Sheets and Analysis of Net Interest Income for the Three Months Ended December 31, (In thousands, except percentages)
	2025			2024
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Taxable securities	$199,889	$1,658	3.02%	$206,730	$1,628	2.81%
Tax-exempt securities (1)	71,414	629	3.27	68,506	360	1.93
Loans (1)	859,394	12,559	5.80	760,685	10,916	5.69
Other equity securities, at cost	2,064	49	9.42	2,072	43	8.23
Equity securities	383	8	8.29	381	9	9.37
Interest bearing deposits and federal funds sold	5,062	45	3.53	15,617	178	4.52
Total interest-earning assets	1,138,206	14,948	5.11%	1,053,991	13,134	4.81%

Noninterest-earning assets	63,976			61,976

Total Assets	$1,202,182			$1,115,967

Interest-bearing liabilities:
NOW	$156,356	$279	0.71%	$142,970	$235	0.65%
Savings	404,833	2,039	2.00	355,057	1,691	1.89
Time deposits	267,758	2,454	3.64	264,930	2,831	4.24
Short-term borrowings	20,782	100	1.91	20,350	118	2.30
FHLB advances	5,901	31	2.08	8,080	21	1.03
Total interest-bearing liabilities	855,630	4,903	2.27%	791,387	4,896	2.45%

Noninterest-bearing liabilities:
Noninterest-bearing checking accounts	248,413			236,154
Other liabilities	13,406			16,146
Total liabilities	1,117,449			1,043,687
Shareholders’ equity	84,733			72,280

Total liabilities and shareholders’ equity	$1,202,182			$1,115,967

Net interest income, interest rate spread (1)		$10,045	2.84%		$8,238	2.36%

Net interest margin (net interest as a percent of average interest-earning assets) (1)			3.43%			3.02%

Federal tax exemption on non-taxable securities and loans included in interest income		$140			$(81)

Average interest-earning assets to interest-bearing liabilities	133.03%			133.18%

(1) calculated on a fully taxable equivalent basis utilizing a statutory federal income tax rate of 21.0%

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations (continued)

(Dollars in thousands, except per share amounts)

Average Balance Sheets and Analysis of Net Interest Income for the Six Months Ended December 31, (In thousands, except percentages)
	2025			2024
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Taxable securities	$203,649	$3,380	3.01%	$206,903	$3,199	2.74%
Tax-exempt securities (1)	69,955	1,245	3.23	68,232	699	1.87
Loans (1)	843,151	24,649	5.80	758,819	21,854	5.71
Other equity securities, at cost	2,174	84	7.66	2,098	83	7.85
Equity securities	388	17	8.69	381	17	8.85
Interest bearing deposits and federal funds sold	5,008	101	4.00	13,452	333	4.91
Total interest-earning assets	1,124,325	29,476	5.09%	1,049,885	26,185	4.81%

Noninterest-earning assets	63,831			61,127

Total Assets	$1,188,156			$1,111,012

Interest-bearing liabilities:
NOW	$156,979	$604	0.76%	$142,882	$511	0.71%
Savings	397,004	3,981	1.99	353,377	3,400	1.91
Time deposits	267,015	4,897	3.64	262,800	5,724	4.32
Short-term borrowings	19,000	177	1.85	24,311	318	2.59
FHLB advances	6,892	91	2.62	8,485	54	1.26
Total interest-bearing liabilities	846,890	9,750	2.28%	791,855	10,007	2.51%

Noninterest-bearing liabilities:
Noninterest-bearing checking accounts	246,256			232,562
Other liabilities	13,722			16,549
Total liabilities	1,106,868			1,040,966
Shareholders’ equity	81,288			70,046

Total liabilities and shareholders’ equity	$1,188,156			$1,111,012

Net interest income, interest rate spread (1)		$19,726	2.81%		$16,178	2.30%

Net interest margin (net interest as a percent of average interest-earning assets) (1)			3.40%			2.97%

Federal tax exemption on non-taxable securities and loans included in interest income		$276			$(184)

Average interest-earning assets to interest-bearing liabilities	132.76%			132.59%

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

The specific component includes loans that do not share similar risk characteristics that are evaluated on an individual basis and are excluded from the pooling approach. As of December 31, 2025, individually evaluated loans totaled $20,255 and included a $19,360 third-party residential mortgage warehouse line-of-credit and $895 of nonaccrual loans. The warehouse line-of-credit is included in individually evaluated loans because of the unique structure of the loan given the short-term nature of the advances, curtailment features provided by the financial institution that the line-of-credit is issued to, as well as being secured by individual residential properties. As of June 30, 2025, individually evaluated loans totaled $930 of nonaccrual loans. There was no specific allocation of the allowance for credit losses to individually evaluated loans as of December 31, 2025, and there was a $52 specific allocation of the allowance for credit losses to individually evaluated loans as of June 30, 2025.

The allowance for credit losses as a percentage of loans was 1.01% as of December 31, 2025 and 1.04% as of June 30, 2025. The provision for credit losses recorded in the first six months of fiscal year 2026 was higher than the prior year because of the significant growth in the loan portfolio. Net charge-offs of $188, or an annualized 0.04% of total loans, were recorded during the six month period ended December 31, 2025, compared with net charge offs of $248, or an annualized 0.07% of total loans, for the same period last year.

Non-performing loans were $902 as of December 31, 2025, compared with $1,031 as of June 30, 2025. As of December 31, 2025 and June 30, 2025, non-performing loans included $332 that is guaranteed by the Small Business Administration. Excluding the guaranteed portion, non-performing loans to total loans were 0.07% as of December 31, 2025 and 0.09% as of June 30, 2025. As of December 31, 2025, loans classified as special mention were $5,484 and substandard were $8,325. The balances of loans classified as special mention and substandard are primarily related to one commercial customer because of a combination of a delay in a construction project and reduced revenue in the industry. The construction project for this commercial relationship is now complete, and operations have commenced in the new building, a portion of the property is being leased out, and the customer implemented operational changes which have improved their financial performance. The commercial real estate securing these loans has recently been appraised for an amount that exceeds the outstanding loan balance, and the customer has a signed letter of intent for the purchase of the real estate that, if executed, will pay off a substantial portion of this loan relationship. Uncertainty remains regarding future levels of criticized and classified loans, non-performing loans and charge-offs. Management will continue to closely monitor changes in the loan portfolio and will work with borrowers as needed to mitigate losses to the Company.

The allowance for credit losses on off-balance sheet credit exposures is a liability account representing expected credit losses over the contractual period for which the Company is exposed to credit risk resulting from a contractual obligation to extend credit. The reserve for unfunded commitments is primarily related to 1 - 4 family home equity lines of credit and commercial construction loans. For the six-month period ended December 31, 2025, an increase of $110 was recorded to the reserve for unfunded commitments compared with a reduction of $5 for the same period last year. The balance of the reserve for unfunded commitments was $490 and $380 as of December 31, 2025 and June 30, 2025, respectively.

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations (continued)

(Dollars in thousands, except per share amounts)

Noninterest Income

Noninterest income increased by $221, or 16.2%, for the second quarter of fiscal year 2026 from the same period last year primarily because of $88 of revenue recognized on interest rate swaps, an increase of $84, or 147.4%, in mortgage banking activity, and an increase of $24, or 24.0%, in bank owned life insurance income because of the purchase of additional life insurance policies. For the six-month period ended December 31, 2025, noninterest income increased $297, of 10.8% from the same period last year. The increase in noninterest income was primarily due to $88 of revenue recognized on interest rate swaps, an increase of $62, or 4.9%, in debit card interchange income due to increased customer usage, and an increase of $79 or 41.6% in mortgage banking activity.

Noninterest Expenses

Total noninterest expenses increased by $1,137, or 16.8%, for the second quarter of fiscal year 2026 and $2,067 or 15.3% for the six-month period ended December 31, 2025 compared with the same periods last year. Salaries and employee benefits increased by $1,247, or 16.4%, for the six-month period ended December 31, 2025, compared with the same prior year period primarily because of the addition of lending sales and support staff, hiring of staff for the new branch locations, and annual merit and cost of living adjustments. Occupancy and equipment expenses increased by $314, or 17.7%, for the first six months of the fiscal year 2026 compared with the same period last year primarily because of increases in software license expense, additional investments in security monitoring software, and increases in occupancy and premise expenses as a result of the new branch locations. Other non-interest expenses increased by $215, or 17.8%, primarily because of higher loan expenses related to the increased volume in loan originations and expenses associated with the 60th anniversary celebration.

Income Taxes

Income tax expenses were $495 and $972 for the three- and six-month periods ended December 31, 2025, compared to $488 and $968 for the three- and six-month periods ended December 31, 2024. The effective tax rates were 15.2% and 15.3% for the three- and six-month periods ended December 31, 2025, respectively, and 17.6% for the three- and six-month periods ended December 31, 2024. The effective tax rates differed from the federal statutory rate because of tax-exempt income from obligations of state and political subdivisions, loans, bank owned life insurance income, and the low-income housing tax credits.

Financial Condition

Total assets as of December 31, 2025 were $1,212,530 compared to $1,165,008 at June 30, 2025, an increase of $47,522, or an annualized 8.2%. From June 30, 2025 to December 31, 2025, total loans increased by $58,934, or an annualized 14.5%, and total deposits increased by $52,236 or an annualized 10.1%.

Available-for-sale securities decreased by $11,528 from $273,875 as of June 30, 2025, to $262,347 as of December 31, 2025 primarily because of $24,358 of cash received from maturities, calls and principal pay downs. In addition, the unrealized loss on the portfolio was $21,525 as of December 31, 2025, an improvement of $7,024 from June 30, 2025. The unrealized loss is a result of the increase in market interest rates compared with the yields within the portfolio that were available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity or repricing dates or if market yields for such securities decline. The portfolio is primarily comprised of agency mortgage-backed securities, obligations of state and political subdivisions, other government agencies’ debt, corporate debt, and U.S. Treasury notes. The municipal bond portfolio consists of tax-exempt and taxable general obligations and revenue bonds to a broad range of counties, towns, school districts, and other essential service providers. As of December 31, 2025, 97.5% of the municipal bonds held in the available-for-sale portfolio had an S&P or Moody’s investment grade rating, and 2.5% were non-rated issues. The other debt securities consist of subordinated notes issued by other bank holding companies. As of December 31, 2025, the projected cash flow from the portfolio over the next 12 months was approximately $30,072, which may be available to reinvest into loans or securities at the then current market rates.

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations (continued)

(Dollars in thousands, except per share amounts)

Asset Quality

The following table presents the aggregate amounts of non-performing assets and select ratios as of the dates indicated.

	December 31, 2025	June 30, 2025	December 31, 2024
Non-accrual loans	$895	$930	$813
Loans past due over 90 days and still accruing	74	101	17
Total non-performing loans	969	1,031	830
Other real estate and repossessed assets	—	—	—
Total non-performing assets	$969	$1,031	$830

Non-performing loans to total loans	0.11%	0.11%	0.11%

As of December 31, 2025, non-accrual loans include loans that are guaranteed by the Small Business Administration. Excluding the guaranteed portion, non-performing loans were $637, or 0.07% of total loans as of December 31, 2025.

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

For the six months ended December 31, 2025, net cash inflows from operating activities were $6,011, net cash outflows for investing activities was $41,668 and net cash inflows from financing activities was $37,262. A major source of cash was $52,236 from the increase in deposits and $24,358 from maturity, calls, and principal pay downs of available-for-sale securities. A major use of cash was $59,122 for loan originations. Total cash and cash equivalents were $21,513 as of December 31, 2025, compared to $19,908 at June 30, 2025 and $20,382 at December 31, 2024.

The Bank offers several types of deposit products to a diverse base of business, public fund, and personal customers. We believe the rates offered by the Bank and the fees charged for them are competitive with the rates and fees charged by other banks for similar deposit products currently available in the market area. Deposits totaled $1,089,054 at December 31, 2025, an increase of $52,236, or an annualized 10.1%, compared with $1,036,818 at June 30, 2025. As of December 31, 2025, the estimated percentage of uninsured deposits, excluding collateralized public fund deposits, was 23.2%.

Jumbo time deposits (those with balances of $250 and over) totaled $101,696 as of December 31, 2025 and $74,683 as of June 30, 2025 and are from local customers, businesses, and public entities. These deposits are monitored closely by the Company and are mainly priced on an individual basis. The Company has the option to use a fee-paid broker or CD listing service to obtain deposits from outside its normal service area as an additional source of funding. The Company, however, does not rely upon these types of deposits as a primary source of funding. There were $4,038 and $1,420 deposits classified as brokered deposits as of December 31, 2025 and June 30, 2025, respectively. Although management monitors interest rates on an ongoing basis, a quarterly rate sensitivity report is used to determine the effect of interest rate changes on the financial statements. In the opinion of management, enough assets or liabilities could be repriced over the near term (up to three years) to compensate for such changes. The spread on interest rates, or the difference between the average earning assets and the average interest-bearing liabilities, is monitored monthly.

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations (continued)

(Dollars in thousands, except per share amounts)

To provide additional sources of liquidity, the Company has lines of credit with other financial institutions and entered into agreements with the FHLB of Cincinnati and the Federal Reserve discount window. At December 31, 2025, advances from the FHLB of Cincinnati totaled $4,028 compared with $22,551 as of June 30, 2025. As of December 31, 2025, the Bank had the ability to borrow an additional $98,349 from the FHLB of Cincinnati based on a blanket pledge of qualifying first mortgage and multi-family loans. The Company considers the FHLB of Cincinnati to be a reliable source of liquidity funding, secondary to its deposit base. In addition, as of December 31, 2025, the Company had approximately $92,903 in securities unencumbered by a pledge that could be used to support additional borrowings, as needed, through the Federal Reserve discount window.

Repurchase agreements are classified as borrowings and totaled $17,827 as of December 31, 2025 and $15,511 as of June 30, 2025. Repurchase agreements are financing arrangements with local customers that mature daily and the Bank pledges securities as collateral for these borrowings. The company has access to a line of credit from another financial institution since the holding company does not conduct operations and its primary sources of liquidity are dividends upstreamed from the Bank and borrowings from outside sources. As of December 31, 2025, the outstanding balance on the holding company’s line of credit was $225 and the availability on the line of credit was $4,775.

To meet the financial needs of our customers, we have issued commitments to originate mortgage, commercial, construction, and consumer loans and commitments for commercial, home equity, and consumer lines of credit. Since commitments to extend credit have a fixed expiration date or other termination clause, some commitments will expire without being drawn upon and the total commitment amounts do not necessarily represent future cash requirements. Financial standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The same credit policies are used in making commitments and financial standby letters of credit as are used for on-balance sheet instruments. Total unused commitments were $221,219 as of December 31, 2025, and $212,550 as of June 30, 2025.

Capital Resources

Total shareholders’ equity increased by $9,855 to $86,126 as of December 31, 2025, from $76,271 as of June 30, 2025 because of an improvement of $5,549 in the accumulated other comprehensive loss from the mark-to-market of available-for-sale securities and from net income of $5,389 for the first six months of fiscal year 2026 which was partially offset by cash dividends paid of $1,322. As market interest rates rise, the fair value of fixed-rate available-for-sale securities decline with a corresponding net of tax decline recorded in the accumulated other comprehensive loss portion of equity. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such securities decline.

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

As of December 31, 2025, the Bank’s common equity tier 1 capital and tier 1 capital ratios were 10.94% and the leverage and total risk-based capital ratios were 8.28% and 11.94%, respectively. This compares with common equity tier 1 capital and tier 1 capital ratios of 10.99% and leverage and total risk-based capital ratios of 8.23% and 12.00%, respectively, as of June 30, 2025. The Bank exceeded minimum regulatory capital requirements to be considered well-capitalized for both periods. Management is not aware of any matters occurring after December 31, 2025 that would cause the Bank’s capital category to change.

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

CONSUMERS BANCORP, INC.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by the report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15e. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2025.

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

CONSUMERS BANCORP, INC. (Registrant)

Date: February 6, 2026	/s/ Ralph J. Lober II Ralph J. Lober II President & Chief Executive Officer (principal executive officer)

Date: February 6, 2026	/s/ Renee K. Wood Renee K. Wood Chief Financial Officer & Treasurer (principal financial officer)