Form 10-Q
period 2026-03-31
CONSUMERS BANCORP INC /OH/
filed 2026-05-08
CIK 1006830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026

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

There were 3,144,775 shares of Registrant’s common stock, no par value, outstanding as of May 5, 2026.

CONSUMERS BANCORP, INC. FORM 10-Q QUARTER ENDED MARCH 31, 2026

Table of Contents

Page Number (s)
Part I – Financial Information

Item 1 – Financial Statements
Consolidated Balance Sheets at March 31, 2026 (unaudited) and June 30, 2025	1

Consolidated Statements of Income for the three and nine months ended March 31, 2026 and 2025 (unaudited)	2

Consolidated Statements of Comprehensive Income for the three and nine months ended March 31, 2026 and 2025 (unaudited)	3

Statements of Changes in Shareholders’ Equity for the three and nine months ended March 31, 2026 and 2025 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2026 and 2025 (unaudited)	5

Notes to the Consolidated Financial Statements (unaudited)	6-23

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	24-32

Item 3 – Not Applicable for Smaller Reporting Companies

Item 4 – Controls and Procedures	33
Part II – Other Information
Item 1 – Legal Proceedings	34

Item 1A – Not Applicable for Smaller Reporting Companies	34

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3 – Defaults Upon Senior Securities	34
,
Item 4 – Mine Safety Disclosure	34

Item 5 – Other Information	34

Item 6 – Exhibits	34

Signatures	35

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

CONSUMERS BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)	March 31, 2026 (unaudited)	June 30, 2025
ASSETS
Cash on hand and noninterest-bearing deposits in financial institutions	$17,219	$19,377
Federal funds sold and interest-bearing deposits in financial institutions	102	531
Total cash and cash equivalents	17,321	19,908
Securities, available-for-sale	258,371	273,875
Securities, held-to-maturity (fair value of $4,556 at March 31, 2026 and $5,026 at June 30, 2025)	4,651	5,167
Equity securities, at fair value	—	392
Other equity securities, at cost	2,230	2,669
Loans held for sale	1,246	814
Total loans	904,057	813,458
Less allowance for credit losses	(8,868)	(8,470)
Net loans	895,189	804,988
Cash surrender value of life insurance	15,539	13,266
Premises and equipment, net	19,240	18,688
Goodwill	2,452	2,452
Core deposit intangible, net	259	301
Accrued interest receivable and other assets	21,670	22,488
Total assets	$1,238,168	$1,165,008

LIABILITIES
Deposits
Noninterest-bearing demand	$247,075	$239,692
Interest bearing demand	164,020	153,571
Savings	428,192	379,091
Time	270,597	264,464
Total deposits	1,109,884	1,036,818

Short-term borrowings	21,696	15,511
Federal Home Loan Bank advances	7,017	22,551
Accrued interest and other liabilities	12,717	13,857
Total liabilities	1,151,314	1,088,737
Commitments and contingent liabilities	—	—

SHAREHOLDERS’ EQUITY
Preferred stock (no par value, 350,000 shares authorized, none outstanding)	—	—
Common stock (no par value, 8,500,000 shares authorized; 3,193,414 shares issued as of March 31, 2026 and June 30, 2025, respectively)	21,851	21,590
Retained earnings	84,041	77,818
Treasury stock, at cost (48,639 common shares as of March 31, 2026 and June 30, 2025)	(528)	(583)
Accumulated other comprehensive loss	(18,510)	(22,554)
Total shareholders’ equity	86,854	76,271
Total liabilities and shareholders’ equity	$1,238,168	$1,165,008

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months ended March 31,		Nine Months ended March 31,
(Dollars in thousands, except per share amounts)	2026	2025	2026	2025

Interest and dividend income
Loans, including fees	$12,691	$10,550	$37,333	$32,407
Securities, taxable	1,577	1,740	4,957	4,939
Securities, tax-exempt	523	442	1,499	1,322
Equity securities	—	8	17	25
Other equity securities	35	40	119	123
Federal funds sold and other interest-bearing deposits	80	128	181	461
Total interest and dividend income	14,906	12,908	44,106	39,277
Interest expense
Deposits	4,735	4,305	14,217	13,940
Short-term borrowings	88	65	265	383
Federal Home Loan Bank advances	17	19	108	73
Total interest expense	4,840	4,389	14,590	14,396
Net interest income	10,066	8,519	29,516	24,881
Provision for credit losses on loans	160	495	655	657
Provision for credit losses on unfunded commitments	50	15	160	10
Net interest income after provision for credit losses	9,856	8,009	28,701	24,214

Noninterest income
Service charges on deposit accounts	423	416	1,312	1,310
Debit card interchange income	647	586	1,979	1,856
Mortgage banking activity	95	72	364	262
Bank owned life insurance income	121	97	353	289
Securities losses, net	—	—	(7)	—
Other	146	107	483	316
Total noninterest income	1,432	1,278	4,484	4,033

Noninterest expenses
Salaries and employee benefits	4,481	3,976	13,311	11,559
Occupancy and equipment	1,118	968	3,211	2,747
Data processing expenses	247	220	693	641
Debit card processing expenses	372	359	1,153	1,032
Professional and director fees	302	277	926	858
FDIC assessments	211	182	616	596
Franchise taxes	165	132	452	372
Marketing and advertising	245	234	698	609
Telephone and network communications	84	77	251	245
Amortization of intangible	14	14	42	42
Other	708	723	2,130	1,930
Total noninterest expenses	7,947	7,162	23,483	20,631
Income before income taxes	3,341	2,125	9,702	7,616
Income tax expense	524	274	1,496	1,242
Net income	$2,817	$1,851	$8,206	$6,374

Basic and diluted earnings per share	$0.90	$0.59	$2.61	$2.04

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025

Net income	$2,817	$1,851	$8,206	$6,374

Other comprehensive income (loss), net of tax:
Net change in unrealized losses on securities available-for-sale:
Unrealized (losses) gains arising during the period	(1,906)	3,278	5,111	5,896
Reclassification adjustment for net losses included in income	—	—	7	—
Net unrealized (losses) gains	(1,906)	3,278	5,118	5,896
Income tax effect	401	(687)	(1,074)	(1,238)
Other comprehensive (loss) income	(1,505)	2,591	4,044	4,658

Total comprehensive income	$1,312	$4,442	$12,250	$11,032

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share data)	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, December 31, 2025	$21,774	$81,885	$(528)	$(17,005)	$86,126
Net income	—	2,817	—	—	2,817
Other comprehensive income	—	—	—	(1,505)	(1,505)
Restricted stock expense	77	—	—	—	77
Cash dividends declared ($0.21 per share)	—	(661)	—	—	(661)
Balance, March 31, 2026	$21,851	$84,041	$(528)	$(18,510)	$86,854

(Dollars in thousands, except per share data)	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, December 31, 2024	$21,521	$74,867	$(583)	$(26,265)	$69,540
Net income	—	1,851	—	—	1,851
Other comprehensive income	—	—	—	2,591	2,591
Restricted stock expense	70	—	—	—	70
Cash dividends declared ($0.19 per share)	—	(595)	—	—	(595)
Balance, March 31, 2025	$21,591	$76,123	$(583)	$(23,674)	$73,457

(Dollars in thousands, except per share data)	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, June 30, 2025	$21,590	$77,818	$(583)	$(22,554)	$76,271
Net income	—	8,206	—	—	8,206
Other comprehensive income	—	—	—	4,044	4,044
Restricted stock expense	230	—	—	—	230
Vesting of 4,602 shares associated with restricted stock awards	31		55		86
Cash dividends declared ($0.63 per share)	—	(1,983)	—	—	(1,983)
Balance, March 31, 2026	$21,851	$84,041	$(528)	$(18,510)	$86,854

(Dollars in thousands, except per share data)	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, June 30, 2024	$21,178	$71,534	$(695)	$(28,332)	$63,685
Net income	—	6,374	—	—	6,374
Other comprehensive income	—	—	—	4,658	4,658
Vesting of 8,159 shares associated with restricted stock awards	53	—	112	—	165
Issuance of 258 stock-based incentive plan shares	—	—	—	—	—
Restricted stock expense	213	—	—	—	213
Issuance of 8,087 shares associated with dividend reinvestment plan and stock purchase plan	147	—	—	—	147
Cash dividends declared ($0.57 per share)	—	(1,785)	—	—	(1,785)
Balance, March 31, 2025	$21,591	$76,123	$(583)	$(23,674)	$73,457

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)	Nine Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net cash from operating activities	$7,611	$6,394
Cash flow from investing activities
Purchases of securities, available-for-sale	(14,249)	(32,890)
Maturities, calls and principal pay downs of securities, available-for-sale	33,616	29,260
Sale of securities, available-for-sale	1,504	—
Principal pay downs of securities, held-to-maturity	516	550
Redemption of equity security	400	—
Net change in Federal Home Loan Bank stock, at cost	439	114
Net increase in loans	(90,856)	(9,332)
Purchase of bank owned life insurance	(1,920)	(2,375)
Premises and equipment purchases	(1,382)	(2,747)
Net cash used in investing activities	(71,932)	(17,420)
Cash flow from financing activities
Net increase in deposit accounts	73,066	52,529
Net change in short-term borrowings	6,185	(13,509)
Proceeds from Federal Home Loan advances	3,000	—
Repayments of Federal Home Loan Bank advances	(18,534)	(9,644)
Proceeds from dividend reinvestment and stock purchase plan	—	147
Dividends paid	(1,983)	(1,785)
Net cash from financing activities	61,734	27,738
(Decrease) increase in cash or cash equivalents	(2,587)	16,712
Cash and cash equivalents, beginning of period	19,908	17,723
Cash and cash equivalents, end of period	$17,321	$34,435

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$14,795	$14,558
Federal income taxes	1,350	1,330
Non-cash items:
Transfer from loans to repossessed assets	—	76
Issuance of treasury stock for vested restricted stock awards	86	165

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

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 2 – Securities

Debt securities

The following tables summarize the amortized cost, fair value, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss on the Company’s debt securities available-for-sale and gross unrecognized losses on the Company’s debt securities held-to-maturity as of March 31, 2026, and June 30, 2025:

Available –for-Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2026
Obligations of U.S. Treasury	$998	$—	$(12)	$986
Obligations of U.S. government-sponsored entities and agencies	23,386	10	(2,055)	21,341
Obligations of state and political subdivisions	84,793	110	(6,449)	78,454
U.S. Government-sponsored mortgage-backed securities–residential	85,684	69	(9,738)	76,015
U.S. Government-sponsored mortgage-backed securities– commercial	8,553	—	(1,291)	7,262
U.S. Government-sponsored collateralized mortgage obligations– residential	66,466	295	(4,251)	62,510
Other debt securities	11,922	96	(215)	11,803
Total securities available-for-sale	$281,802	$580	$(24,011)	$258,371

Held-to-Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
March 31, 2026
Obligations of state and political subdivisions	$4,651	$—	$(95)	$4,556

Available-for-sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2025
Obligation of U.S Treasury	$2,991	$—	$(54)	$2,937
Obligations of U.S. government-sponsored entities and agencies	26,117	47	(2,427)	23,737
Obligations of state and political subdivisions	84,120	24	(8,685)	75,459
U.S. Government-sponsored mortgage-backed securities - residential	91,676	96	(11,440)	80,332
U.S. Government-sponsored mortgage-backed securities - commercial	8,567	—	(1,461)	7,106
U.S. Government-sponsored collateralized mortgage obligations – residential	71,134	470	(4,543)	67,061
Other debt securities	17,819	58	(634)	17,243
Total securities available-for-sale	$302,424	$695	$(29,244)	$273,875

Held-to-maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
June 30, 2025
Obligations of state and political subdivisions	$5,167	$—	$(141)	$5,026

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Proceeds from the sale of available-for-sale securities were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Proceeds from sales	$585	$—	$1,504	$—
Gross realized losses	—	—	(26)	—

The income tax benefit related to the realized losses was $5 for the nine-month period ended March 31, 2026.

The amortized cost and fair values of debt securities as of March 31, 2026, by expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

Available-for-Sale	Amortized Cost	Estimated Fair Value
Due in one year or less	$4,285	$4,261
Due after one year through five years	37,250	35,753
Due after five years through ten years	23,867	22,834
Due after ten years	55,697	49,736
Total	121,099	112,584

U.S. Government-sponsored mortgage-backed and related securities	160,703	145,787
Total securities available-for-sale	$281,802	$258,371

Held-to-Maturity
Due after one year through five years	$1,625	$1,598
Due after five years through ten years	3,026	2,958
Total securities held-to-maturity	$4,651	$4,556

Securities with a carrying value of approximately $153,682 and $164,473 were pledged at March 31, 2026 and June 30, 2025, respectively, to secure public deposits and commitments as required or permitted by law.

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following tables summarize the debt securities with unrealized and unrecognized losses as of March 31, 2026 and June 30, 2025, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or more		Total
Available-for-sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2026
Obligation of U.S. Treasury	$—	$—	$986	(12)	$986	$(12)
Obligations of U.S. government-sponsored entities and agencies	834	(4)	18,742	(2,051)	19,576	(2,055)
Obligations of state and political subdivisions	13,158	(272)	51,186	(6,177)	64,344	(6,449)
U.S. Government-sponsored mortgage-backed securities – residential	5,003	(23)	63,738	(9,715)	68,741	(9,738)
U.S. Government-sponsored mortgage-backed securities – commercial	—	—	7,262	(1,291)	7,262	(1,291)
U.S. Government-sponsored collateralized mortgage obligations - residential	12,366	(154)	29,825	(4,097)	42,191	(4,251)
Other debt securities	1,486	(14)	7,851	(201)	9,337	(215)
Total	$32,847	$(467)	$179,590	$(23,544)	$212,437	$(24,011)

	Less than 12 Months		12 Months or more		Total
Held to Maturity	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss
March 31, 2026
Obligations of state and political subdivisions	$3,289	$(70)	$1,267	$(25)	$4,556	$(95)

	Less than 12 Months		12 Months or more		Total
Available-for-sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2025
Obligations of U.S. Treasury	$—	$—	$2,937	$(54)	$2,937	$(54)
Obligations of U.S. government-sponsored entities and agencies	—	—	20,898	(2,427)	20,898	(2,427)
Obligations of state and political subdivisions	6,867	(308)	62,570	(8,377)	69,437	(8,685)
U.S. Government-sponsored mortgage-backed securities – residential	1,134	(5)	70,955	(11,435)	72,089	(11,440)
U.S. Government-sponsored mortgage-backed securities – commercial	—	—	7,106	(1,461)	7,106	(1,461)
U.S. Government-sponsored collateralized mortgage obligations - residential	7,018	(76)	32,632	(4,467)	39,650	(4,543)
Other debt securities	970	(12)	13,327	(622)	14,297	(634)
Total	$15,989	$(401)	$210,425	$(28,843)	$226,414	$(29,244)

	Less than 12 Months		12 Months or more		Total
Held to Maturity	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss
June 30, 2025
Obligations of state and political subdivisions	$—	$—	$5,026	$(141)	$5,026	$(141)

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

At March 31, 2026, the Company’s portfolio consisted of 404 securities, of which 330 were available-for-sale and 3 were held-to-maturity securities in unrealized or unrecognized loss positions. As of March 31, 2026, no allowance for credit losses has been recognized on securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality. This is based upon our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our available-for-sale securities.

The Company’s mortgage-backed securities and collateralized mortgage obligations were issued by U.S. government-sponsored entities and agencies. The Company does not own any private label mortgage-backed securities. The Company’s municipal bond portfolio consists of tax-exempt and taxable general obligation and revenue bonds to a broad range of counties, towns, school districts, and other essential service providers. As of March 31, 2026, 97.5% of the municipal bonds held in the available-for-sale portfolio had an S&P or Moody’s investment grade rating, and 2.5% were non-rated issues. The municipal bonds in the held-to-maturity portfolio are all non-rated issues to local entities that also are deposit customers. The other debt securities consist of subordinated notes issued by other bank holding companies.

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

Equity Securities

The Company owned equity securities with an amortized cost of $400 and a fair value of $392 as of June 30, 2025. The equity securities were redeemed on December 31, 2025 for their original cost of $400. Therefore, the Company recognized a net gain of $8 in other noninterest income during the nine-month period ended March 31, 2026. There was no gain or loss on equity securities recognized in earnings during the three- and nine-month periods ended March 31, 2025.

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 3 – Loans and Allowance for Credit Losses

The following table presents loans by major category.

	March 31, 2026	June 30, 2025
Commercial & Industrial	$153,408	$113,513
Commercial real estate:
Owner occupied	166,698	162,674
Non-owner occupied	183,035	163,768
Farmland	47,848	42,050
Land Development	17,788	17,535
1 – 4 family residential real estate	207,548	201,602
Consumer	127,732	112,316
Total loans	904,057	813,458
Allowance for credit losses	(8,868)	(8,470)
Net Loans	$895,189	$804,988

Total loans include net unamortized deferred loan costs of $2,925 as of March 31, 2026 and $2,674 as of June 30, 2025. Commercial & Industrial loans include a third-party residential mortgage warehouse line-of-credit with an outstanding balance of $19,130 as of March 31, 2026 and a zero balance as of June 30, 2025.

The following table presents the activity in the allowance for credit losses by portfolio segment for the three months ended March 31, 2026.

	Commercial	Commercial			1-4 Family
	&	Real		Land	Residential
	Industrial	Estate	Farmland	Development	Real Estate	Consumer	Total

ACL beginning balance	$1,299	$3,650	$129	$242	$2,013	$1,444	$8,777
Provision for expected credit losses	232	(87)	(23)	(29)	(140)	207	160
Charge-offs	(6)	—	—	—	—	(115)	(121)
Recoveries	6	3	—	—	1	42	52
ACL ending balance	$1,531	$3,566	$106	$213	$1,874	$1,578	$8,868

The following table presents the activity in the allowance for credit losses by portfolio segment for the nine months ended March 31, 2026.

	Commercial	Commercial			1-4 Family
	&	Real		Land	Residential
	Industrial	Estate	Farmland	Development	Real Estate	Consumer	Total

ACL beginning balance	$1,249	$3,446	$118	$266	$2,010	$1,381	$8,470
Provision for expected credit losses	289	117	(12)	(53)	(137)	451	655
Charge-offs	(13)	—	—	—	—	(371)	(384)
Recoveries	6	3	—	—	1	117	127
ACL ending balance	$1,531	$3,566	$106	$213	$1,874	$1,578	$8,868

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

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table presents the amortized cost of non-accrual loans by class as of March 31, 2026 and the interest income recognized on non-accrual loans for the three- and nine- month periods ended March 31, 2026:

	March 31, 2026
	Non-accrual	Total	Interest income recognized
	loans with	Non-accrual	During the periods presented
	no ACL	Loans	on non-accrual loans
			Three-month Period	Nine-month Period
Commercial & Industrial	$140	$140	$—	$—
1 – 4 family residential real estate	386	386	3	5
Total	$526	$526	$3	$5

The following table presents the amortized cost of non-accrual loans by class as of June 30, 2025 and the interest income recognized on non-accrual loans for the three- and nine -month periods ended March 31, 2025:

	June 30, 2025		March 31, 2025
	Non-accrual	Total	Interest Income Recognized
	loans with	Non-accrual	During the periods presented
	no ACL	loans	on non-accrual loans
			Three-month Period	Nine-month Period
Commercial & Industrial	$332	$332	$—	$—
Commercial real estate:
Owner occupied	—	—	—	16
1 – 4 family residential real estate	440	598	—	—
Total	$772	$930	$—	$16

The following table presents the aging of the amortized cost of past due loans as of March 31, 2026 by class of loans:

							Loans 90
	Days Past Due						Days Past
	30 – 59	60 - 89	90 Days or	Total	Loans Not		Due and
	Days	Days	Greater	Past Due	Past Due	Total	Accruing
Commercial & Industrial	$—	$—	$140	$140	$153,268	$153,408	$—
Commercial real estate:
Owner occupied	—	—	—	—	166,698	166,698	—
Non-owner occupied	—	—	—	—	183,035	183,035	—
Farmland	—	—	—	—	47,848	47,848	—
Land development	—	—	—	—	17,788	17,788	—
1 – 4 family residential real estate	903	64	299	1,266	206,282	207,548	—
Consumer	186	27	21	234	127,498	127,732	21
Total	$1,089	$91	$460	$1,640	$902,417	$904,057	$21

The above table of past due loans includes the recorded investment in non-accrual loans of $62 in the 60-89 days past due category, $439 in the 90 days or greater category, and $25 in the loans not past due category.

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

Modifications to Borrowers Experiencing Financial Difficulty

Occasionally, the Company modifies loans to borrowers experiencing financial difficulty to maximize collection of loan balances by providing principal forgiveness, term extension, an other than insignificant payment delay, or an interest rate reduction. In some cases, the Company may provide multiple types of concessions on one loan. If principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses. There were no modifications of loans to borrowers experiencing financial difficulty completed during the three- or nine- month periods ending March 31, 2026 and 2025.

Collateral Dependent Loans

A loan is considered collateral dependent when, based upon management's assessment, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. In such cases, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for estimated selling costs if satisfaction of the loan depends on the sale of the collateral. As of March 31, 2026, there was one 1-4 family residential loan that was collateral dependent with an amortized cost of $120 with no allowance for credit losses allocated to it. As of June 30, 2025, there was one 1-4 family residential real estate loan that was collateral dependent with an amortized cost of $158 and $52 of the allowance for credit losses allocated to it.

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

Based on the most recent analysis performed, the following tables present the amortized cost by internal risk category and class of loans as of March 31, 2026:

							Revolving	Revolving
							Loans	Loans
	Term Loans by Fiscal Year of Origination						Amortized	Converted
	2026	2025	2024	2023	2022	Prior	Cost Basis	To Term	Total
Commercial & Industrial
Pass	$33,601	$28,754	$10,711	$12,904	$12,825	$6,767	$46,075	$—	$151,637
Special Mention	—	—	—	75	—	326	877	—	1,278
Substandard	—	—	21	—	116	117	239	—	493
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial & Industrial	$33,601	$28,754	$10,732	$12,979	$12,941	$7,210	$47,191	$—	$153,408
Current year-to-date gross write-offs	$—	$7	$—	$—	$—	$6	$—	$—	$13
Commercial real estate:
Owner occupied:
Pass	$21,655	$11,118	$15,817	$17,556	$25,011	$57,987	$3,583	$—	$152,727
Special Mention	—	2,352	1,582	—	—	1,608	35	—	5,577
Substandard	—	—	5,865	—	—	2,207	187	135	8,394
Doubtful	—	—	—	—	—	—	—	—	—
Total owner occupied	$21,655	$13,470	$23,264	$17,556	$25,011	$61,802	$3,805	$135	$166,698
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Non-owner occupied:
Pass	$36,348	$25,054	$7,496	$35,136	$18,071	$58,969	$1,961	$—	$183,035
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total non-owner occupied	$36,348	$25,054	$7,496	$35,136	$18,071	$58,969	$1,961	$—	$183,035
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Farmland:
Pass	$5,508	$9,520	$1,736	$5,565	$5,055	$19,323	$1,027	$114	$47,848
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total Farmland	$5,508	$9,520	$1,736	$5,565	$5,055	$19,323	$1,027	$114	$47,848
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

							Revolving	Revolving
							Loans	Loans
	Term Loans by Fiscal Year of Origination						Amortized	Converted
	2026	2025	2024	2023	2022	Prior	Cost Basis	To Term	Total
Land Development:
Pass	$3,176	$5,564	$6,270	$1,906	$303	$604	$(35)	$—	$17,788
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total Land Development	$3,176	$5,564	$6,270	$1,906	$303	$604	$(35)	$—	$17,788
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total:
Pass	$100,288	$80,010	$42,030	$73,067	$61,265	$143,650	$52,611	$114	$553,035
Special Mention	—	2,352	1,582	75	—	1,934	912	—	6,855
Substandard	—	—	5,886	—	116	2,324	426	135	8,887
Doubtful	—	—	—	—	—	—	—	—	—
Total	$100,288	$82,362	$49,498	$73,142	$61,381	$147,908	$53,949	$249	$568,777

Management monitors the credit risk profile by payment activity for residential and consumer loan classes. Loans past due 90 days or more and loans on nonaccrual are considered nonperforming. The following table presents the amortized cost of residential real estate and consumer loans based on payment status as of March 31, 2026:

							Revolving	Revolving
							Loans	Loans
	Term Loans by Fiscal Year of Origination						Amortized	Converted
	2026	2025	2024	2023	2022	Prior	Cost Basis	To Term	Total
1 – 4 family residential real estate:
Performing	$17,043	$23,044	$15,256	$17,491	$26,123	$77,576	$30,629	$—	$207,162
Nonperforming	—	—	—	182	173	31	—	—	386
Total 1-4 family residential real estate	$17,043	$23,044	$15,256	$17,673	$26,296	$77,607	$30,629	$—	$207,548
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer:
Performing	$46,829	$51,250	$14,483	$10,410	$3,875	$864	$—	$—	$127,711
Nonperforming	—	—	—	14	7	—	—	—	21
Total consumer	$46,829	$51,250	$14,483	$10,424	$3,882	$864	$—	$—	$127,732
Current year-to-date gross write-offs	$17	$63	$23	$129	$111	$28	$—	$—	$371
Total:
Performing	$63,872	$74,294	$29,739	$27,901	$29,998	$78,440	$30,629	$—	$334,873
Nonperforming	—	—	—	196	180	31	—	—	407
Total	$63,872	$74,294	$29,739	$28,097	$30,178	$78,471	$30,629	$—	$335,280

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
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Assets and liabilities measured at fair value on a recurring basis are summarized below, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Balance at March 31,	Fair Value Measurements at March 31, 2026
	2026	Level 1	Level 2	Level 3
Assets:
Obligations of U.S. Treasury	$986	$986	$—	$—
Obligations of U.S. government-sponsored entities and agencies	21,341	—	21,341	—
Obligations of state and political subdivisions	78,454	—	78,454	—
U.S. Government-sponsored mortgage-backed securities – residential	76,015	—	76,015	—
U.S. Government-sponsored mortgage-backed securities – commercial	7,262	—	7,262	—
U.S. Government-sponsored collateralized mortgage obligations - residential	62,510	—	62,510	—
Other debt securities	11,803	—	11,803	—

	Balance at June 30,	Fair Value Measurements at June 30, 2025
	2025	Level 1	Level 2	Level 3
Assets:
Obligations of U.S. treasury	$2,937	$2,937	$—	$—
Obligations of U.S. government-sponsored entities and agencies	23,737	—	23,737	—
Obligations of state and political subdivisions	75,459	—	75,459	—
U.S. government-sponsored mortgage-backed securities - residential	80,332	—	80,332	—
U.S. government-sponsored mortgage-backed securities - commercial	7,106	—	7,106	—
U.S. government-sponsored collateralized mortgage obligations - residential	67,061	—	67,061	—
Other debt securities	17,243	—	17,243	—
Equity securities	392	—	392	—

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

Collateral Dependent Loans: The fair value of collateral dependent loans with specific allocations of the allowance for credit losses is generally based on recent real estate appraisals. Collateral dependent individually evaluated loans carried at fair value generally receive specific allocations of the allowance for credit losses or are charged down to their fair value. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. There were no collateral dependent individually evaluated loans measured at fair value on a non-recurring basis at March 31, 2026 or June 30, 2025.

Other Real Estate and Repossessed Assets Owned: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. Subsequent to their initial recognition, these assets are remeasured at fair value, which is the lower of cost or fair value less estimated costs to sell, through a write-down included in other non-interest expense. Real estate owned properties and other repossessed assets, which are primarily vehicles, are evaluated on a quarterly basis for additional impairment and adjusted accordingly. There were no such fair value measurement adjustments recorded during the three- and nine-month periods ended March 31, 2026 or 2025. There were no other real estate owned and other repossessed assets as of March 31, 2026 or June 30, 2025.

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

The following table shows the estimated fair values of financial instruments that are reported at amortized cost in the Company’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	March 31, 2026		June 30, 2025
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Level 1 inputs:
Cash and cash equivalents	$17,321	$17,321	$19,908	$19,908
Level 2 inputs:
Loans held for sale	1,246	1,260	814	833
Accrued interest receivable	3,875	3,875	3,704	3,704
Level 3 inputs:
Securities held-to-maturity	4,651	4,556	5,167	5,026
Loans, net	895,189	879,133	804,988	779,964
Financial Liabilities:
Level 2 inputs:
Demand and savings deposits	839,287	839,287	772,354	772,354
Time deposits	270,597	270,125	264,464	263,250
Short-term borrowings	21,696	21,696	15,511	15,511
Federal Home Loan Bank advances	7,017	6,621	22,551	20,677
Accrued interest payable	471	471	676	676

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

Time deposits: Fair value of fixed-maturity certificates of deposit was estimated using the rates offered at March 31, 2026 and June 30, 2025 for deposits of similar remaining maturities, resulting in Level 2 classification. Estimated fair value does not include the benefit that results from low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market.

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Federal Home Loan Bank advances: Fair value of Federal Home Loan Bank advances was estimated using current rates at March 31, 2026 and June 30, 2025 for similar financing resulting in a Level 2 classification.

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

The following table summarizes the balances of the affordable housing tax credit investment and related unfunded commitment at March 31, 2026 and June 30, 2025.

	March 31, 2026	June 30, 2025
Affordable housing tax credit investment	$9,335	$9,853
Less: amortization	(647)	(518)
Net affordable housing tax credit investment	$8,688	$9,335
Unfunded commitments	$3,710	$5,035

The following summarizes other information relating to the affordable housing tax credit investment for the three-and nine month periods ended March 31, 2026, and 2025.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Tax credits and other tax benefits recognized	$239	$193	$777	$465
Proportional amortization expense included in provision for income taxes	203	142	647	376

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 6 – Earnings Per Share

Basic earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period and is equal to net income divided by the weighted average number of shares outstanding during the period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares that may be issued upon the vesting of restricted stock awards. There were no shares that were anti-dilutive for the three- and nine-month periods ending March 31, 2026. There were no shares that were anti-dilutive for the three-month period ended March 31, 2025, and 6,083 shares of restricted stock were anti- dilutive for the nine-month period ended March 31, 2025. The following table details the calculation of basic and diluted earnings per share:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2026	2025	2026	2025
Basic:
Net income available to common shareholders	$2,817	$1,851	$8,206	$6,374
Weighted average common shares outstanding	3,146,665	3,139,105	3,148,512	3,130,077
Basic income per share	$0.90	$0.59	$2.61	$2.04

Diluted:
Net income available to common shareholders	$2,817	$1,851	$8,206	$6,374
Weighted average common shares outstanding	3,146,665	3,139,105	3,148,512	3,130,077
Dilutive effect of restricted stock	92	44	119	—
Total common shares and dilutive potential common shares	3,146,758	3,139,149	3,148,631	3,130,077
Dilutive income per share	$0.90	$0.59	$2.61	$2.04

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited) (continued)

(Dollars in thousands, except per share amounts)

Note 7 –Accumulated Other Comprehensive Income (Loss)

The components of other comprehensive income related to unrealized gains and losses on available-for-sale securities for the three and nine-month periods ended March 31, 2026 and 2025, were as follows:

	Pretax	Tax Effect	After-tax	Affected Line Item in Consolidated Statements of Income
Balance as of December 31, 2025	$(21,525)	$4,520	$(17,005)
Unrealized holding losses on available-for-sale securities arising during the period	(1,906)	401	(1,505)
Balance as of March 31, 2026	$(23,431)	$4,921	$(18,510)

	Pretax	Tax Effect	After-tax
Balance as of December 31, 2024	$(33,246)	$6,981	$(26,265)
Unrealized holding gains on available-for-sale securities arising during the period	3,278	(687)	2,591
Balance as of March 31, 2025	$(29,968)	$6,294	$(23,674)

	Pretax	Tax Effect	After-tax	Affected Line Item in Consolidated Statements of Income
Balance as of June 30, 2025	$(28,549)	$5,995	$(22,554)
Unrealized holding gains on available-for-sale securities arising during the period	5,111	(1,073)	4,038
Amounts reclassified from accumulated other comprehensive gains	7	(1)	6	(a)(b)
Net current period other comprehensive income	5,118	(1,074)	4,044
Balance as of March 31, 2026	$(23,431)	$4,921	$(18,510)

	Pretax	Tax Effect	After-tax
Balance as of June 30, 2024	$(35,864)	$7,532	$(28,332)
Unrealized holding gains on available-for-sale securities arising during the period	5,896	(1,238)	4,658
Balance as of March 31, 2025	$(29,968)	$6,294	$(23,674)

(a) Securities losses, net

(b) Income tax expense

CONSUMERS BANCORP, INC.

Management's Discussion and Analysis of Financial Condition

and Results of Operations

(Dollars in thousands, except per share data)

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following is management’s analysis of the Company’s results of operations for the three- and nine-month periods ended March 31, 2026, compared to the same periods in fiscal year 2025, and the consolidated balance sheet at March 31, 2026, compared to June 30, 2025. This discussion is designed to provide a more comprehensive review of the operating results and financial condition than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

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

Results of Operations

Three- and Nine-Month Periods Ended March 31, 2026 and 2025

Net income for the third quarter of fiscal year 2026 was $2,817, or $0.90 per common share, compared with $1,851, or $0.59 per common share for the three months ended March 31, 2025. The following are key highlights of our results of operations for the three months ended March 31, 2026, compared with the prior fiscal year comparable period:

●

tax-equivalent net interest income increased by $1,556, or 18.0%, to $10,212 in the third quarter of fiscal year 2026 from the same prior year period primarily because of a $109,485, or 10.5%, increase in average interest- earning assets combined with a 28-basis point increase in the yield on interest-earning assets;

●

a $160 provision for credit losses on loans and $50 provision for credit losses on unfunded commitments was recorded for the three-month period ended March 31, 2026, compared with a $495 provision for credit losses on loans and a $15 provision for credit losses on unfunded commitments for the same prior year period;

●

noninterest income increased by $154, or 12.1%, in the third quarter of fiscal year 2026 compared with the same prior year period primarily because of $61, or 10.4%, increase in debit card interchange income and a $23, or 31.9%, increase in mortgage banking revenue; and

●

noninterest expenses increased by $785, or 11.0%, in the third quarter of fiscal year 2026 from the same prior year period primarily because of increases in salaries and benefits and occupancy and equipment expenses because of additions to staff in the lending area, additional expenses associated with the new branch locations, and additional investments in software and security monitoring.

Net income for the first nine months of fiscal year 2026 was $8,206, or $2.61 per common share, compared with $6,374, or $2.04 per common share for the nine months ended March 31, 2025. The following are key highlights of our results of operations for the nine months ended March 31, 2026, compared with the prior fiscal year comparable period:

●

tax-equivalent net interest income increased by $5,104, or 20.6%, to $29,938 in the first nine months of fiscal year 2026 from the same prior year period primarily because of a $86.0 million, or 8.2%, increase in average interest earning assets combined with a 28-basis point increase in the yield on interest-earning assets and a 15-basis point reduction in the cost of funds;

●

a $655 provision for credit losses on loans and a $160 provision for credit losses on unfunded commitments was recorded for the nine-month period ended March 31, 2026, compared with a $657 provision for credit losses on loans and a $10 provision for credit losses on unfunded commitments for the same prior year period;

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations (continued)

(Dollars in thousands, except per share amounts)

●

noninterest income increased by $451, or 11.2%, in the first nine months of fiscal year 2026 compared with the same prior year period because of $98 of revenue recognized on interest rate swaps, an increase in mortgage banking revenue of $102, or 38.9%, an increase in debit card interchange income of $123, or 6.6%, and an increase in bank owned life insurance income of $64, or 22.1%, because of the purchase of an additional policy; and

●

noninterest expenses increased by $2,852, or 13.8%, in the first nine months of fiscal year 2026 from the same prior year period primarily due to increases in salaries and benefits and occupancy and equipment expenses from additions to staff in the lending area and additional expenses associated with the new branch locations.

The annualized return on average equity and return on average assets were 12.82% and 0.94%, respectively, for the three months ended March 31, 2026, compared to 10.35% and 0.68%, respectively, for the same prior year period. The annualized return on average equity and return on average assets were 13.04% and 0.91%, respectively, for the nine months ended March 31, 2026, compared to 11.98% and 0.77%, respectively, for the same prior year period.

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

The Company’s net interest margin was 3.53% for the three months ending March 31, 2026, compared with 3.27% for the same prior year period. FTE net interest income for the three months ended March 31, 2026, increased by $1,556, or 18.0%, to $10,212 from $8,656 for the same prior year period.

The yield on average interest-earning assets increased to 5.21% for the three months ended March 31, 2026, compared with 4.93% for the same period last year. Tax-equivalent interest income increased by $2,007, or 15.4%, for the three months ended March 31, 2026, from the same prior year period primarily because of a $109,485, or 10.5%, increase in average interest-earning assets and a 28-basis point increase in the yield on average interest-earning assets. The yield on securities and loans was positively impacted by new and repricing assets being invested at higher current market rates. Interest expense for the three months ended March 31, 2026 increased by $451, or 10.3%, from the same prior year period primarily as a result of a $82,864, or 10.5%, increase in interest bearing liabilities that was partially offset by lower time deposit costs because of declines in shorter-term market interest rates. The Company’s cost of funds was 2.25% for both of the three-month periods ending March 31, 2026 and March 31, 2025.

The Company’s net interest margin was 3.45% for the nine months ending March 31, 2026, compared with 3.07% for the same prior year period. FTE net interest income for the nine months ended March 31, 2026, increased by $5,104, or 20.6%, to $29,938 from $24,834 for the same prior year period.

The yield on average interest-earning assets increased to 5.13% for the nine months ended March 31, 2026, compared with 4.85% for the same period last year. Tax-equivalent interest income increased by $5,298, or 13.5%, for the nine months ended March 31, 2026, from the same prior year period primarily because of 28-basis point increase in the yield on average interest-earning assets and an $85,954, or 8.2%, increase in average interest-earning assets. The tax-equivalent yield on tax-exempt securities was positively impacted in the first nine months of fiscal year 2026 by the Company’s transfer of municipal bonds to CNB Investment Co. Also, the yield on taxable securities and loans was positively impacted by new and repricing assets being invested at higher current market rates. Interest expense for the nine months ended March 31, 2026 increased by $194, or 1.3%, from the same prior year period because of a $64,175, or 8.1%, increase in average interest-bearing liabilities. The Company’s cost of funds decreased to 2.27% for the nine months ended March 31, 2026 compared with 2.42% for the same prior year period from lower time deposit and short-term borrowing costs because of declines in shorter-term market interest rates.

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations (continued)

(Dollars in thousands, except per share amounts)

Average Balance Sheets and Analysis of Net Interest Income for the Three Months Ended March 31, (In thousands, except percentages)
	2026			2025
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Taxable securities	$193,177	$1,577	3.05%	$212,152	$1,740	2.98%
Tax-exempt securities (1)	74,195	664	3.46	67,186	577	3.19
Loans (1)	874,259	12,696	5.89	749,672	10,552	5.71
Other equity securities, at cost	2,271	35	6.25	2,072	40	7.83
Equity securities	—	—	—	381	8	8.52
Interest bearing deposits and federal funds sold	8,278	80	3.92	11,232	128	4.62
Total interest-earning assets	1,152,180	15,052	5.21%	1,042,695	13,045	4.93%

Noninterest-earning assets	64,419			63,007

Total Assets	$1,216,599			$1,105,702

Interest-bearing liabilities:
NOW	$154,182	$240	0.63%	$152,868	$253	0.67%
Savings	414,617	2,026	1.98	355,121	1,542	1.76
Time deposits	280,863	2,469	3.57	259,689	2,510	3.92
Short-term borrowings	18,703	88	1.91	15,537	65	1.70
FHLB advances	4,671	17	1.48	6,957	19	1.11
Total interest-bearing liabilities	873,036	4,840	2.25%	790,172	4,389	2.25%

Noninterest-bearing liabilities:
Noninterest-bearing checking accounts	241,404			228,839
Other liabilities	13,039			14,188
Total liabilities	1,127,479			1,033,199
Shareholders’ equity	89,120			72,503

Total liabilities and shareholders’ equity	$1,216,599			$1,105,702

Net interest income, interest rate spread (1)		$10,212	2.96%		$8,656	2.68%

Net interest margin (net interest as a percent of average interest-earning assets) (1)			3.53%			3.27%

Federal tax exemption on non-taxable securities and loans included in interest income		$146			$137

Average interest-earning assets to interest-bearing liabilities	131.97%			131.96%

(1) calculated on a fully taxable equivalent basis utilizing a statutory federal income tax rate of 21.0%

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations (continued)

(Dollars in thousands, except per share amounts)

Average Balance Sheets and Analysis of Net Interest Income for the Nine Months Ended March 31, (In thousands, except percentages)
	2026			2025
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Taxable securities	$200,209	$4,957	3.02%	$208,627	$4,939	2.82%
Tax-exempt securities (1)	71,348	1,909	3.31	67,888	1,276	2.30
Loans (1)	853,369	37,345	5.83	755,814	32,406	5.71
Other equity securities, at cost	2,206	119	7.19	2,089	123	7.84
Equity securities	261	17	8.68	381	25	8.74
Interest bearing deposits and federal funds sold	6,082	181	3.96	12,722	461	4.83
Total interest-earning assets	1,133,475	44,528	5.13%	1,047,521	39,230	4.85%

Noninterest-earning assets	64,024			61,748

Total Assets	$1,197,499			$1,109,269

Interest-bearing liabilities:
NOW	$156,060	$844	0.72%	$146,162	$764	0.70%
Savings	402,789	6,007	1.99	353,950	4,942	1.86
Time deposits	271,563	7,366	3.61	261,778	8,234	4.19
Short-term borrowings	18,903	265	1.87	21,429	383	2.38
FHLB advances	6,162	108	2.33	7,983	73	1.22
Total interest-bearing liabilities	855,477	14,590	2.27%	791,302	14,396	2.42%

Noninterest-bearing liabilities:
Noninterest-bearing checking accounts	244,662			231,340
Other liabilities	13,499			15,775
Total liabilities	1,113,638			1,038,417
Shareholders’ equity	83,861			70,852

Total liabilities and shareholders’ equity	$1,197,499			$1,109,269

Net interest income, interest rate spread (1)		$29,938	2.86%		$24,834	2.43%

Net interest margin (net interest as a percent of average interest-earning assets) (1)			3.45%			3.07%

Federal tax exemption on non-taxable securities and loans included in interest income		$422			$(47)

Average interest-earning assets to interest-bearing liabilities	132.50%			132.38%

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

The specific component includes loans that do not share similar risk characteristics that are evaluated on an individual basis and are excluded from the pooling approach. As of March 31, 2026, individually evaluated loans totaled $19,674 and included a $19,130 third-party residential mortgage warehouse line-of-credit and $526 of nonaccrual loans. The warehouse line-of-credit is included in individually evaluated loans because of the unique structure of the loan given the short-term nature of the advances, curtailment features provided by the financial institution that the line-of-credit is issued to, as well as being secured by individual residential properties. As of June 30, 2025, individually evaluated loans totaled $930 of nonaccrual loans. There was no specific allocation of the allowance for credit losses to individually evaluated loans as of March 31, 2026, and there was a $52 specific allocation of the allowance for credit losses to individually evaluated loans as of June 30, 2025.

The allowance for credit losses as a percentage of loans was 0.98% as of March 31, 2026 and 1.04% as of June 30, 2025. Net charge-offs of $257, or an annualized 0.04% of total loans, were recorded during the nine-month period ended March 31, 2026, compared with net charge offs of $540, or an annualized 0.09% of total loans, for the same period last year.

Non-performing loans were $547 as of March 31, 2026, compared with $1,031 as of June 30, 2025. As of March 31, 2026, non-performing loans included $140 that was guaranteed by the Small Business Administration as compared to $332 that was guaranteed as of June 30, 2025. Excluding the guaranteed portion, non-performing loans to total loans were 0.04% as of March 31, 2026, and 0.09% as of June 30, 2025. As of March 31, 2026, loans classified as special mention were $6,855 and substandard were $8,887. The balances of loans classified as special mention and substandard are primarily related to one commercial customer because of a combination of a delay in a construction project and reduced revenue in the industry. The construction project for this commercial relationship is now complete, and operations have commenced in the new building, a portion of the property is being leased, and the customer implemented operational changes which have improved their financial performance. The commercial real estate securing these loans has recently been appraised for an amount that exceeds the outstanding loan balance, and the customer has a signed letter of intent for the purchase of the real estate that, if consummated, will pay off a substantial portion of this loan relationship. Uncertainty remains regarding future levels of criticized and classified loans, non-performing loans and charge-offs. Management will continue to closely monitor changes in the loan portfolio and will work with borrowers as needed to mitigate losses to the Company.

The allowance for credit losses on off-balance sheet credit exposures is a liability account representing expected credit losses over the contractual period for which the Company is exposed to credit risk resulting from a contractual obligation to extend credit. The reserve for unfunded commitments is primarily related to 1 - 4 family home equity lines of credit and commercial construction loans. For the nine-month period ended March 31, 2026, an increase of $160 was recorded to the reserve for unfunded commitments compared with $10 for the same period last year. The balance of the reserve for unfunded commitments was $540 and $380 as of March 31, 2026 and June 30, 2025, respectively.

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations (continued)

(Dollars in thousands, except per share amounts)

Noninterest Income

Noninterest income increased by $154, or 12.1%, for the third quarter of fiscal year 2026 from the same period last year primarily because of an increase of $61, or 10.4%, in debit card interchange income due to increased customer usage, an increase of $23, or 31.9%, in mortgage banking activity, and an increase of $24, or 24.7%, in bank owned life insurance income because of the purchase of additional life insurance policies. For the nine-month period ended March 31, 2026, noninterest income increased $451, or 11.2%, from the same period last year. The increase in noninterest income was primarily due to $98 of revenue recognized on interest rate swaps, an increase of $123, or 6.6%, in debit card interchange income due to increased customer usage, and an increase of $102 or 38.9% in mortgage banking activity, and an increase of $64, or 22.1%, in bank owned life insurance income because of the purchase of additional life insurance policies.

Noninterest Expenses

Total noninterest expenses increased by $785, or 11.0%, for the third quarter of fiscal year 2026 and $2,852 or 13.8% for the nine-month period ended March 31, 2026 compared with the same periods last year. Salaries and employee benefits increased by $1,752, or 15.2%, for the nine-month period ended March 31, 2026, compared with the same prior year period primarily because of the addition of lending sales and support staff, hiring of staff for the new branch locations, and annual merit and cost of living adjustments. Occupancy and equipment expenses increased by $464, or 16.9%, for the first nine months of the fiscal year 2026 compared with the same period last year primarily because of increases in software license expenses, additional investments in security monitoring software, and increases in occupancy and premise expenses as a result of the new branch locations. Other non-interest expenses increased by $200, or 10.4%, primarily because of higher loan expenses related to the increased volume in loan originations and expenses associated with the 60th anniversary celebration.

Income Taxes

Income tax expenses were $524 and $1,496 for the three- and nine-month periods ended March 31, 2026, compared to $274 and $1,242 for the three- and nine-month periods ended March 31, 2025. The effective tax rates were 15.7% and 15.4% for the three- and nine-month periods ended March 31, 2026, respectively, and 12.9% and 16.3% for the three- and nine-month periods ended March 31, 2025. The effective tax rates differed from the federal statutory rate because of tax-exempt income from obligations of state and political subdivisions, loans, bank owned life insurance income, and the low-income housing tax credits.

Financial Condition

Total assets as of March 31, 2026 were $1,238,168 compared to $1,165,008 at June 30, 2025, an increase of $73,160, or an annualized 8.4%. From June 30, 2025 to March 31, 2026, total loans increased by $90,599, or an annualized 14.9%, and total deposits increased by $73,066 or an annualized 9.4%.

Available-for-sale securities decreased by $15,504 from $273,875 as of June 30, 2025, to $258,371 as of March 31, 2026 primarily because of $20,871 of cash received from maturities, sales, calls, and principal pay downs that was not reinvested into securities but was rather invested in loans. The unrealized loss on the portfolio was $23,431 as of March 31, 2026, an improvement of $5,118 from June 30, 2025. The unrealized loss is a result of the increase in market interest rates compared with the yields within the portfolio that were available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity or repricing dates or if market yields for such securities decline. The portfolio is comprised of agency mortgage-backed securities, obligations of state and political subdivisions, other government agencies’ debt, corporate debt, and U.S. Treasury notes. The municipal bond portfolio consists of tax-exempt and taxable general obligations and revenue bonds to a broad range of counties, towns, school districts, and other essential service providers. As of March 31, 2026, 97.5% of the municipal bonds held in the available-for-sale portfolio had an S&P or Moody’s investment grade rating, and 2.5% were non-rated issues. The other debt securities consist of subordinated notes issued by other bank holding companies. As of March 31, 2026, the projected cash flow from the portfolio over the next 12 months was approximately $44,462, which may be available to reinvest into loans or securities at the then current market rates.

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations (continued)

(Dollars in thousands, except per share amounts)

Asset Quality

The following table presents the aggregate amounts of non-performing assets and select ratios as of the dates indicated.

	March 31, 2026	June 30, 2025	March 31, 2025
Non-accrual loans	$526	$930	$935
Loans past due over 90 days and still accruing	21	101	17
Total non-performing loans	547	1,031	952
Other real estate and repossessed assets	—	—	76
Total non-performing assets	$547	$1,031	$1,028

Non-performing loans to total loans	0.06%	0.11%	0.12%

As of March 31, 2026, non-accrual loans include loans that are guaranteed by the Small Business Administration. Excluding the guaranteed portion, non-performing loans were $407, or 0.04% of total loans as of March 31, 2026.

Contractual Obligations, Commitments, Contingent Liabilities and Off-Balance Sheet Arrangements

Liquidity

The objective of liquidity management is to ensure adequate cash flows to accommodate the demands of our customers and provide adequate flexibility for the Company to take advantage of market opportunities under both normal operating conditions and under unpredictable circumstances of industry or market stress. Cash is used to fund loans, purchase investments, fund the maturity of liabilities, and, at times, to fund deposit outflows and operating activities. The Company’s principal sources of funds are deposits; amortization and prepayments of loans; maturities, calls and principal receipts from securities; borrowings; and operations. Management considers the asset position of the Company to be sufficiently liquid to meet normal operating needs and conditions. The Company’s interest-earning assets are mainly comprised of loans and investment securities. Management continually strives to obtain the best mix of loans and investments to both maximize yield and ensure the soundness of the portfolio, as well as to provide funding for loan demand as needed.

For the nine months ended March 31, 2026, net cash inflows from operating activities were $7,611, net cash outflows for investing activities was $71,932 and net cash inflows from financing activities was $61,734. A major source of cash was $73,066 from the increase in deposits and $33,616 from maturity, calls, and principal pay downs of available-for-sale securities. A major use of cash was $90,856 for loan originations. Total cash and cash equivalents were $17,321 as of March 31, 2026, compared to $19,908 at June 30, 2025, and $34,435 at March 31, 2025.

The Bank offers several types of deposit products to a diverse base of business, public fund, and personal customers. We believe the rates offered by the Bank and the fees charged for them are competitive with the rates and fees charged by other banks for similar deposit products currently available in the market area. Deposits totaled $1,109,884 at March 31, 2026, an increase of $73,066, or an annualized 9.4%, compared with $1,036,818 at June 30, 2025. As of March 31, 2026, the estimated percentage of uninsured deposits, excluding collateralized public fund deposits, was 23.8%.

Jumbo time deposits (those with balances of $250 and over) totaled $89,821 as of March 31, 2026 and $74,683 as of June 30, 2025 and are from local customers, businesses, and public entities. These deposits are monitored closely by the Company and are mainly priced on an individual basis. The Company has the option to use a fee-paid broker or CD listing service to obtain deposits from outside its normal service area as an additional source of funding. The Company, however, does not rely upon these types of deposits as a primary source of funding. There were $2,030 and $1,420 deposits classified as brokered deposits as of March 31, 2026 and June 30, 2025, respectively. Although management monitors interest rates on an ongoing basis, a quarterly rate sensitivity report is used to determine the effect of interest rate changes on the financial statements. In the opinion of management, enough assets or liabilities could be repriced over the near term (up to three years) to compensate for such changes. The spread on interest rates, or the difference between the average earning assets and the average interest-bearing liabilities, is monitored monthly.

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations (continued)

(Dollars in thousands, except per share amounts)

To provide additional sources of liquidity, the Company has lines of credit with other financial institutions and entered into agreements with the FHLB of Cincinnati and the Federal Reserve discount window. At March 31, 2026, advances from the FHLB of Cincinnati totaled $7,017 compared with $22,551 as of June 30, 2025. As of March 31, 2026, the Bank had the ability to borrow an additional $110,555 from the FHLB of Cincinnati based on a blanket pledge of qualifying first mortgage and multi-family loans. The Company considers the FHLB of Cincinnati to be a reliable source of liquidity funding, secondary to its deposit base. In addition, as of March 31, 2026, the Company had approximately $98,894 in securities unencumbered by a pledge that could be used to support additional borrowings, as needed, through the Federal Reserve discount window.

Short-term borrowings consisted of repurchase agreements, federal funds purchased, and a line of credit from another financial institution and totaled $21,696 as of March 31, 2026 and $15,511 as of June 30, 2025. Repurchase agreements are classified as borrowings and were the most significant component of short-term borrowings with a balance of $17,801 as of March 31, 2026 and $15,511 as of June 30, 2025. Repurchase agreements are financing arrangements with local customers that mature daily and the Bank pledges securities as collateral for these borrowings. Federal funds purchased totaled $3,670 as of March 31, 2026 and are used as a short-term source of funding. The company has access to a line of credit from another financial institution since the holding company does not conduct operations and its primary sources of liquidity are dividends upstreamed from the Bank and borrowings from outside sources. As of March 31, 2026, the outstanding balance on the holding company’s line of credit was $225 and the availability on the line of credit was $4,775.

To meet the financial needs of our customers, we have issued commitments to originate mortgage, commercial, construction, and consumer loans and commitments for commercial, home equity, and consumer lines of credit. Since commitments to extend credit have a fixed expiration date or other termination clause, some commitments will expire without being drawn upon and the total commitment amounts do not necessarily represent future cash requirements. Financial standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The same credit policies are used in making commitments and financial standby letters of credit as are used for on-balance sheet instruments. Total unused commitments were $214,082 as of March 31, 2026, and $212,550 as of June 30, 2025.

Capital Resources

Total shareholders’ equity increased by $10,583 to $86,854 as of March 31, 2026, from $76,271 as of June 30, 2025 because of net income of $8,206 for the first nine months of fiscal year 2026 and an improvement of $4,044 in the accumulated other comprehensive loss from the mark-to-market of available-for-sale securities, which was partially offset by cash dividends paid of $1,983. As market interest rates rise, the fair value of fixed-rate available-for-sale securities decline with a corresponding net of tax decline recorded in the accumulated other comprehensive loss portion of equity. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such securities decline.

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

As of March 31, 2026, the Bank’s common equity tier 1 capital and tier 1 capital ratios were 11.06% and the leverage and total risk-based capital ratios were 8.37% and 12.07%, respectively. This compares with common equity tier 1 capital and tier 1 capital ratios of 10.99% and leverage and total risk-based capital ratios of 8.23% and 12.00%, respectively, as of June 30, 2025. The Bank exceeded minimum regulatory capital requirements to be considered well-capitalized for both periods. Management is not aware of any matters occurring after March 31, 2026 that would cause the Bank’s capital category to change.

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

CONSUMERS BANCORP, INC.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by the report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15e. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2026.

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

CONSUMERS BANCORP, INC. (Registrant)

Date: May 8, 2026	/s/ Ralph J. Lober II Ralph J. Lober II President & Chief Executive Officer (principal executive officer)

Date: May 8, 2026	/s/ Renee K. Wood Renee K. Wood Chief Financial Officer & Treasurer (principal financial officer)