Form 10-K
period 2026-06-30
CONSUMERS BANCORP INC /OH/
filed 2026-09-10
CIK 1006830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2026

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to _________.

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

Yes ☐    No ☒

Based on the closing sales price on December 31, 2025, the aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant was approximately $71,749,500.

The number of shares outstanding of the Registrant’s common stock, no par value, was 3,156,730 at September 10, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

Certain specifically designated portions of Consumers Bancorp, Inc.’s definitive Proxy Statement, dated September 10, 2026, for its 2026 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

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

Consumers National Bank is a community-oriented financial institution that offers a wide range of commercial and consumer loan and deposit products, as well as mortgage, financial planning, and investment services to individuals, farmers, and small and medium sized businesses in our markets. Since 1965, the Bank’s main office has been serving Minerva, Ohio, and surrounding areas from its location at 614 East Lincoln Way, Minerva, Ohio. The Bank seeks to be the provider of choice for financial solutions to customers who value exceptional personalized service, local decision making, and modern banking technology. The Bank’s business involves attracting deposits from businesses and individual customers and using such deposits to originate commercial, mortgage, and consumer loans in its market area, consisting primarily of Carroll, Columbiana, Jefferson, Mahoning, Stark, and Summit counties in Ohio. Its market includes these counties as well as the contiguous counties in northeast Ohio, western Pennsylvania, and northern West Virginia. As of June 30, 2026, the Bank had 23 full-service branch locations and one loan production office. The Bank also invests in securities consisting primarily of obligations of U.S. government-sponsored agencies, municipal obligations, and mortgage-backed securities issued by U.S. government sponsored entities. CNB Investment Co. (CNBI) is a wholly-owned subsidiary of the Bank formed in November 2024 for the primary purpose of investing in municipal securities and is disclosed as part of the Bank.

Supervision and Regulation

The Company and the Bank are subject to regulation by the Securities and Exchange Commission (SEC), the Board of Governors of the Federal Reserve System (Federal Reserve Board), the Office of the Comptroller of the Currency (OCC), and other federal and state regulators.  The regulatory framework is intended primarily for the protection of depositors, federal deposit insurance funds, and the banking system as a whole and not for the protection of shareholders and creditors. Earnings and dividends of the Company are affected by state and federal laws and regulations and by policies of various regulatory authorities. Changes in applicable law or in the policies of various regulatory authorities could materially affect the business and prospects of the Company and the Bank. The following describes selected federal and state statutory and regulatory provisions that have, or could have, a material impact on the Company. The following discussion of supervision and regulation is qualified in its entirety by reference to the statutory and regulatory provisions discussed.

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

In November 2025, the FDIC adopted amendments to Part 363, Annual Independent Audits and Reporting Requirements, that became effective January 1, 2026. Among other changes, the amendments increased the threshold for internal control over financial reporting requirements from $1 billion to $5 billion in consolidated total assets. As a result, the Bank remains subject to the annual audit requirements of Part 363 but is no longer required to comply with certain internal control reporting and auditor attestation provisions of the regulation. The Company will continue to maintain a system of internal controls designed to provide reasonable assurance regarding the reliability of financial reporting and compliance with applicable laws and regulations.

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

Effective January 1, 2020, qualifying community banking organizations may elect to comply with a greater than 9% community bank leverage ratio (CBLR) requirement in lieu of the currently applicable requirements for calculating and reporting risk-based capital ratios. The CBLR is equal to Tier 1 capital divided by average total consolidated assets. In order to qualify for the CBLR election, a community bank must (i) have a leverage capital ratio greater than 9 percent, (ii) have less than $10 billion in average total consolidated assets, (iii) not exceed certain levels of off-balance sheet exposure and trading assets plus trading liabilities and (iv) not be an advanced approaches banking organization. A community bank that meets the above qualifications and elects to utilize the CBLR is considered to have satisfied the risk-based and leverage capital requirements in the generally applicable capital rules and is also considered to be "well capitalized" under the prompt corrective action rules. As of June 30, 2026, the Bank had not elected to be subject to the CBLR. Effective July 1, 2026, the leverage capital ratio minimum requirement needed to qualify for the CBLR election was lowered to 8%, and management intends to elect the CBLR framework effective September 30, 2026. Based on the Company's capital levels and other qualifying criteria, management believes the Bank will qualify for the CBLR framework upon election.

Unless a community bank qualifies for and elects to comply with the CBLR, national banks are required to maintain the Basel III minimum levels of regulatory capital. The Basel III capital requirements for U.S. banking organizations became effective on January 1, 2015 and were fully phased in by January 1, 2019. Under Basel III, the Bank is required to maintain a minimum common equity Tier 1 capital ratio of 4.5%, a Tier 1 capital ratio of 6%, a total capital ratio of 8%, and a Tier 1 leverage ratio of 4%. Basel III also established a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which effectively resulted in a minimum common equity Tier 1 capital ratio of 7%, a Tier 1 capital ratio of 8.5%, a total capital ratio of 10.5% and a Tier 1 leverage ratio of 6.5%. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a common equity Tier 1 ratio to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

The OCC and the FDIC may take various corrective actions against any undercapitalized bank and any bank that fails to submit an acceptable capital restoration plan or fails to implement a plan accepted by the OCC or the FDIC. These powers include, but are not limited to, requiring the institution to be recapitalized, prohibiting asset growth, restricting interest rates paid, requiring prior approval of capital distributions by any bank holding company that controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring new election of directors, and requiring the dismissal of directors and officers. The OCC’s final supervisory judgment concerning an institution’s capital adequacy could differ significantly from the conclusions that might be derived from the absolute level of an institution’s risk-based capital ratios. Therefore, institutions generally are expected to maintain risk-based capital ratios that exceed the minimum ratios. As of June 30, 2026, the Bank exceeded minimum regulatory capital requirements to be considered well-capitalized.

Dodd-Frank Wall Street Reform and Consumer Protection Act: The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) established the Consumer Financial Protection Bureau (CFPB), which regulates consumer financial products and services and certain financial services providers. The CFPB is authorized to prevent unfair, deceptive, and abusive acts or practices and seeks to ensure consistent enforcement of laws so that consumers have access to fair, transparent, and competitive markets for consumer financial products and services. Since it was established the CFPB has exercised extensive rulemaking and interpretive authority.

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

USA PATRIOT Act: In 2001, Congress enacted the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (Patriot Act). The Patriot Act is designed to deny terrorists and criminals the ability to obtain access to the United States’ financial system and has significant implications for depository institutions, brokers, dealers, and other businesses involved in the transfer of money. The Patriot Act mandates that financial services companies implement additional policies and procedures with respect to additional measures designed to address any or all the following matters: money laundering, terrorist financing, identifying, and reporting suspicious activities and currency transactions, and currency crimes.

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

Office of Foreign Assets Control Regulation: The U.S. Treasury Department’s Office of Foreign Assets Control (OFAC) administers and enforces economic and trade sanctions against targeted foreign countries and regimes, under authority of various laws, including designated foreign countries, nationals, and others. OFAC publishes lists of specially designated targets and countries. We are responsible for, among other things, blocking accounts of, and transactions with, such targets and countries, prohibiting unlicensed trade and financial transactions with them and reporting blocked transactions after their occurrence. Failure to comply with these sanctions could have serious financial, legal, and reputational consequences, including applicable bank regulatory authorities not approving merger or acquisition transactions when regulatory approval is required or prohibiting such transactions even if approval is not required. Regulatory authorities have imposed cease and desist orders and civil money penalties against institutions found to be violating these obligations.

Cybersecurity: In March 2015, federal regulators issued two related statements regarding cybersecurity. One statement indicates that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. The other statement indicates that a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption, and maintenance of the institution’s operations after a cyberattack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyberattack.

In February 2018, the SEC published interpretive guidance to assist public companies in preparing disclosures about cybersecurity risks and incidents. These SEC guidelines are in addition to notification and disclosure requirements under state and federal banking law and regulations. In addition, in July 2023, the SEC issued a final rule that requires disclosure of material cybersecurity incidents, as well as cybersecurity risk management, strategy and governance. Under this rule, banking organizations that are SEC registrants must disclose information about any material cybersecurity incident within four business days of determining whether such incident is material and provide periodic updates as to the status of the incident in subsequent filings as necessary.

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

Environmental Regulation: Compliance with federal, state, and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material effect upon the capital expenditures, earnings, or competitive position of the Company. In the opinion of management, the Company does not have exposure to material costs associated with compliance with environmental laws and regulations or material expenditures related to environmental hazardous waste mitigation or cleanup.

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

Employees

As of June 30, 2026, the Bank employed 190 full-time and 11 part-time employees. None of the employees are represented by a collective bargaining group. Management considers its relations with employees to be good.

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

Governance

Our Information Security Program consists of policies, procedures, risk assessments, monitoring, reporting, and training to ensure the security, availability, and confidentiality of systems and customer information. The Information Security Program is led by our Information Technology Security Officer and is subject to oversight by the Risk & Technology Committee.

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

Item 2—Properties

The Bank operates 23 full-service banking facilities and one loan production office (LPO) as noted below:

Location	Address	Owned	Leased
Adena	9 East Main Street, Adena, Ohio 43901	X
Alliance	610 West State Street, Alliance, Ohio 44601		X
Bergholz	256 2nd Street, Bergholz, Ohio 43908		X
Brewster	210 Wabash Avenue South, Brewster, Ohio 44613	X
Calcutta	49028 Foulks Drive, Calcutta, Ohio 43920	X
Canton	210 Market Avenue North, Canton, Ohio 44702		X
Carrollton	1017 Canton Road Northwest, Carrollton, Ohio 44615		X
Dillonvale	44 Smithfield Street, Dillonvale, Ohio 43917	X
East Canton	440 West Noble, East Canton, Ohio 44730	X
Fairlawn	3680 Embassy Parkway Suite B, Fairlawn, Ohio 44333		X
Green	4086 Massillon Road, Green, Ohio 44685		X
Hanoverton	30034 Canal Street, P.O. Box 178, Hanoverton, Ohio 44423	X
Hartville	1215 West Maple Street, Hartville, Ohio 44632	X
Jackson-Belden	4026 Dressler Road Northwest, Canton, Ohio 44718	X
Lisbon	7985 Dickey Drive, Lisbon, Ohio 44432	X
Louisville	1111 North Chapel Street, Louisville, Ohio 44641	X
Malvern	4070 Alliance Road, Malvern, Ohio 44644		X
Massillon	2117 Lincoln Way East, Massillon, Ohio 44647	X
Minerva	614 East Lincoln Way, P.O. Box 256, Minerva, Ohio 44657	X
Mount Pleasant	298 Union Street, Mount Pleasant, Ohio 43939	X
Salem	141 South Ellsworth Avenue, P.O. Box 798, Salem, Ohio 44460	X
Waynesburg	8607 Waynesburg Drive Southeast, P.O. Box 746, Waynesburg, Ohio 44688	X
Wellsville	565 Main Street, Wellsville, Ohio 43968	X
Boardman LPO	725 Boardman-Canfield Road, Building 1, Boardman, Ohio 44512		X

The Bank considers its physical properties to be in good operating condition and suitable for the purposes for which they are being used. In management’s opinion, all properties owned and operated by the Bank are adequately insured.

Item 3—Legal Proceedings

The Company is not a party to any pending material legal or administrative proceedings, other than ordinary routine litigation incidental to the business of the Company. Further, there are no material legal proceedings in which any director, executive officer, principal shareholder, or affiliate of the Company is a party or has a material interest therein that is adverse to the Company. No routine litigation in which the Company is involved is expected to have a material adverse impact on the financial position or results of operations of the Company.

Item 4—Mine Safety Disclosures

None.

PART II

Item 5—Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The Company had 3,156,730 common shares outstanding on June 30, 2026, with 651 shareholders of record and an estimated 805 additional beneficial holders whose stock was held in nominee name. Attention is directed to Item 12 in this Form 10-K for information regarding the Company’s equity incentive plans, of which information is incorporated herein by reference.

The common shares of Consumers Bancorp, Inc. are quoted on the OTCQX® Best Market under the symbol CBKM. The following quoted market prices reflect inter-dealer prices, without adjustments for retail markups, markdowns, or commissions and may not represent actual transactions. The market prices represent highs and lows reported during the applicable quarterly period.

Quarter Ended	September 30, 2025	December 31, 2025	March 31, 2026	June 30, 2026
High	$23.85	$26.10	$26.90	$29.49
Low	20.00	22.25	24.50	25.49
Cash dividends paid per share	0.21	0.21	0.21	0.21

Quarter Ended	September 30, 2024	December 31, 2024	March 31, 2025	June 30, 2025
High	$17.98	$20.01	$20.03	$20.25
Low	15.55	17.50	18.55	18.36
Cash dividends paid per share	0.19	0.19	0.19	0.19

Management does not have knowledge of the prices paid in all transactions and has not verified the accuracy of those prices that have been reported. Because of the lack of an established market for the Company’s common shares, these prices may not reflect the prices at which the common shares would trade in an active market.

The Company’s management is currently committed to continuing to pay regular cash dividends; however, there can be no assurance as to future dividends because they are dependent on the Company’s future earnings, capital requirements, and financial condition. The Company’s principal source of funds for dividend payment is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. See Note 1 and Note 12 to the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations for dividend restrictions.

There were no repurchases of the Company’s securities during fiscal year 2026.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share data)

General

The following is management’s analysis of the Company’s financial condition and results of operations as of and for the years ended June 30, 2026 and 2025. This discussion is designed to provide a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

Forward-Looking Statements

Certain statements contained in this Annual Report on Form 10-K, which are not statements of historical fact, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “may,” “continue,” “estimate,” “intend,” “plan,” “seek,” “will,” “believe,” “project,” “expect,” “anticipate” and similar expressions are intended to identify forward-looking statements. These forward-looking statements may involve risks and uncertainties that are difficult to predict, may be beyond our control, and could cause actual results to differ materially from those described in such statements. Any such forward-looking statements are made only as of the date of this report or the respective dates of the relevant incorporated documents, as the case may be, and, except as required by law, we undertake no obligation to update these forward-looking statements to reflect subsequent events or circumstances. Risks and uncertainties that could cause actual results for future periods to differ materially from those anticipated or projected include, but are not limited to:

●

changes in local, regional, and national economic conditions becoming less favorable than we expect, resulting in a deterioration in asset credit quality or debtors being unable to meet their obligations because of high unemployment rates and inflationary pressures;

●	rapid fluctuations in market interest rates could result in changes in fair market valuations and a decline in net interest income;
●	new investments in existing markets may prove less profitable or develop more slowly than expected;
●	the effects of, and changes in, trade, tariff policies, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;
●	changes in the level of non-performing assets and charge-offs;
●

unanticipated changes in our liquidity position, including, but not limited to, changes in the cost of liquidity, our ability to find alternative funding sources, and potential market reactions to the default or risk of default by other financial institutions;

●	the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities, and insurance) with which we must comply;
●	competitive pressures on product pricing and services;
●	breaches of security or failures of our technology systems due to technological or other factors and cybersecurity threats;
●	changes in consumer spending, borrowing, and savings habits;
●	declining asset values impacting the underlying value of collateral;
●	changes in accounting policies, rules, and interpretations;
●	our ability to attract and retain qualified employees; and
●	changes in the reliability of our vendors, internal control systems, or information systems.

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

Overview

Consumers Bancorp, Inc., a bank holding company incorporated under the laws of the State of Ohio, owns all the issued and outstanding capital stock of Consumers National Bank, a bank chartered under the laws of the United States of America. The Company’s activities have been limited primarily to holding the common stock of the Bank. The Bank’s business involves attracting deposits from businesses and individual customers and using such deposits to originate commercial, mortgage, and consumer loans in its market area, consisting primarily of Carroll, Columbiana, Jefferson, Mahoning, Stark, and Summit counties in Ohio. Its market includes these counties as well as the contiguous counties in northeast Ohio, western Pennsylvania, and northern West Virginia. The Bank also invests in securities consisting primarily of U.S. government-sponsored agencies, municipal obligations, agency issued mortgage-backed and collateralized mortgage obligations.

Net Income. Net income increased by $2,497, or 28.8%, to $11,164 for fiscal year 2026 compared with $8,667 for fiscal year 2025. The following key factors summarize our results of operations for the year ended June 30, 2026 compared with the same prior year period:

●

net interest income increased by $5,672, or 16.6%, in fiscal year 2026, primarily as a result of an $89.5 million, or 8.5%, increase in average interest-earning assets and an increase in the yield on average interest earning assets as loans and securities repriced to current market rates;

●

a $990 provision for credit losses on loans and a $205 provision for credit losses on unfunded commitments were recorded during fiscal year 2026 compared with a $1,137 provision for credit losses on loans and a $10 provision for credit losses on unfunded commitments that were recorded during fiscal year 2025. The provision for credit losses on unfunded commitments increased in fiscal year 2026 primarily because of an increase in commercial and residential construction projects during the fiscal year;

●

noninterest income increased by $611, or 11.2%, in fiscal year 2026 from the same prior year period primarily because of an increase in debit card interchange income of $209, or 8.4%, an increase in mortgage banking activity income of $121, or 30.3%, and $106 of revenue recognized on interest rate swaps; and

●	total noninterest expenses increased by $3,382, or 12.0%, in fiscal year 2026 due to increases in salaries, incentives, occupancy and equipment, and debit card processing expenses.

Return on average equity and return on average assets were 13.11% and 0.92%, respectively, for fiscal year 2026 compared with 12.05% and 0.78%, respectively, for the same period last year.

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

Net interest margin is calculated by dividing net interest income on a fully tax equivalent basis (FTE) by total interest-earning assets. FTE income includes tax-exempt income, restated to a pre-tax equivalent, based on the statutory federal income tax rate of 21.0%. All average balances are daily average balances. Non-accruing loans are included in average loan balances and average securities include unrealized gains and losses on securities available for sale, while yields are based on average amortized cost. Although the interest expense attributable to carrying tax exempt securities is not deductible, the taxable equivalent adjustment improved in fiscal year 2026 since the municipal securities were transferred to CNBI in fiscal year 2025 and CNBI does not have any interest expense.

Net Interest Income Year ended June 30,	2026	2025
Net interest income	$39,779	$34,107
Taxable equivalent adjustment to net interest income	572	90
Net interest income, fully taxable equivalent	$40,351	$34,197
Net interest margin	3.40%	3.14%
Taxable equivalent adjustment	0.05	0.01
Net interest margin, fully taxable equivalent	3.45%	3.15%

FTE net interest income for fiscal year 2026 was $40,351, an increase of $6,154 or 18.0%, from $34,197 in fiscal year 2025. The Company’s tax equivalent net interest margin was 3.45% for fiscal year 2026 and 3.15% for fiscal year 2025. FTE interest income for fiscal year 2026 was $60,000, an increase of $6,861, or 12.9%, from fiscal year 2025, primarily because of an $89,491, or 8.5%, increase in average interest-earning assets and a 24-basis point increase in the yield on interest earning assets from fiscal year 2025. The Company’s yield on average interest-earning assets was 5.14% for fiscal year 2026 compared with 4.90% for the same period last year. The yield on average interest-earning assets increased as loans and securities repriced up to higher current market rates and the tax-equivalent yield on nontaxable securities was positively impacted in fiscal year 2026 by the transfer of municipal bonds to CNBI in fiscal year 2025.

Interest expense for fiscal year 2026 was $19,649, an increase of $707 from fiscal year 2025. Interest expense increased because of a $68,627, or 8.6% increase in average interest-bearing liabilities. The increased expense due to volume was partially offset by a decline in the cost of time deposits and short-term borrowings. The Company’s average cost of funds was 2.27% for fiscal year 2026 compared with 2.37% for the same prior year period.

Average Balance Sheet and Net Interest Margin

	2026			2025
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest earning assets:
Taxable securities	$197,095	$6,502	3.02%	$209,791	$6,719	2.87%
Nontaxable securities (1)	71,958	2,596	3.36	67,803	1,880	2.53
Loan receivables (1)	868,384	50,529	5.82	764,349	43,815	5.73
Federal bank and other restricted stocks	2,265	157	6.93	2,102	164	7.80
Equity securities	195	17	8.72	381	33	8.66
Interest bearing deposits and federal funds sold	5,006	199	3.98	10,986	528	4.81
Total interest earning assets	1,144,903	60,000	5.14%	1,055,412	53,139	4.90%
Noninterest earning assets	64,326			61,995
Total assets	$1,209,229			$1,117,407
Interest bearing liabilities:
Interest bearing demand	$157,454	$1,151	0.73%	$149,258	$1,075	0.72%
Savings	409,974	8,201	2.00	359,772	6,739	1.87
Time deposits	272,468	9,767	3.58	260,517	10,553	4.05
Short-term borrowings	19,473	366	1.88	20,296	462	2.28
FHLB advances	6,828	164	2.40	7,727	113	1.46
Total interest-bearing liabilities	866,197	19,649	2.27%	797,570	18,942	2.37%
Noninterest-bearing liabilities	257,891			247,906
Total liabilities	1,124,088			1,045,476
Shareholders’ equity	85,141			71,931
Total liabilities and shareholders’ equity	$1,209,229			$1,117,407
Net interest income, interest rate spread (1)		$40,351	2.87%		$34,197	2.53%
Net interest margin (net interest as a percent of average interest earning assets) (1)			3.45%			3.15%
Federal tax exemption on non-taxable securities and loans included in interest income		$572			$90
Average interest earning assets to interest bearing liabilities			132.18%			132.33%

(1)	Calculated on a fully taxable equivalent basis utilizing a statutory federal income tax rate of 21.0%.

The following table presents the changes in the Company’s interest income and interest expense resulting from changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities. Changes attributable to both rate and volume that cannot be segregated have been allocated in proportion to the changes due to rate and volume.

INTEREST RATES AND INTEREST DIFFERENTIAL

	2026 Compared to 2025 Increase / (Decrease)			2025 Compared to 2024 Increase / (Decrease)
	Total Change	Change due to Volume	Change due to Rate	Total Change	Change due to Volume	Change due to Rate
	(In thousands)
Interest earning assets:
Taxable securities	$(217)	$(547)	$330	$734	$(78)	$812
Nontaxable securities (1)	716	78	638	356	(51)	407
Loan receivables (2)	6,714	6,045	669	2,916	1,796	1,120
Federal bank and other restricted stocks	(7)	12	(19)	(20)	(15)	(5)
Interest bearing deposits and federal funds sold	(329)	(250)	(79)	228	221	7
Equity Securities	(16)	(16)	—	—	—	—
Total interest and dividend income	6,861	5,322	1,539	4,214	1,873	2,341
Interest bearing liabilities:
Interest bearing demand	76	60	16	(185)	29	(214)
Savings deposits	1,462	983	479	1,555	379	1,176
Time deposits	(786)	468	(1,254)	785	635	150
Short-term borrowings	(96)	(18)	(78)	(240)	(161)	(79)
FHLB advances	51	(14)	65	(199)	(92)	(107)
Total interest expense	707	1,479	(772)	1,716	790	926
Net interest income	$6,154	$3,843	$2,311	$2,498	$1,083	$1,415

(1)	Nontaxable income is adjusted to a fully tax equivalent basis utilizing a statutory federal income tax rate of 21.0%.
(2)	Non-accrual loan balances are included for purposes of computing the rate and volume effects although interest on these balances has been excluded.

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

A provision for credit losses on loans of $990 was recorded in fiscal year 2026 compared with $1,137 in fiscal year 2025. The decline in the provision for expected credit losses on loans recorded in fiscal year 2026 was primarily because of lower net charge-offs compared with the prior year. For fiscal year 2026, net charge-offs of $195, or 0.02% of total loans, were recorded compared with $597, or 0.07% of total loans, for the same period last year. The allowance for credit losses as a percentage of loans was 0.99% at June 30, 2026 and 1.04% for fiscal year end 2025. The allowance for credit losses as a percentage of total loans was lower in fiscal year 2026 primarily because of a decline in the calculated peer benchmark loss rates from the prior year that are used as the basis to estimate expected credit losses. Management elected to utilize benchmark peer loss history data to estimate historical loss rates since the Company has had limited loss experience. Also, the forecasted unemployment rate projections remained within a relatively narrow range compared with the prior year and the economy has remained stable through fluctuations market interest rates and the continued changes in trade policies.

Non-performing loans were $696, or 0.07% of total loans, as of June 30, 2026. This compared with $1,031, or 0.11% of total loans, as of June 30, 2025. Non-performing loans have been considered in management’s analysis of the appropriateness of the allowance for credit losses. Management and the Board of Directors closely monitor these loans and believe the prospect for recovery of principal, less identified specific reserves, are favorable. As of June 30, 2026, loans classified as special mention totaled $4,061 and substandard totaled $12,372. The balances of loans classified as special mention and substandard are primarily related to one commercial customer because of a combination of a delay in a construction project and reduced revenue in the industry. The construction project for this commercial customer is now complete, and operations have commenced in the new building, a portion of the property is leased, and the customer implemented operational changes which have improved their financial performance. The commercial real estate securing these loans has recently been appraised for an amount that exceeds the outstanding loan balance. Also, the real estate secured position on this credit is further improved by existing and approved/pending Small Business Administration 504 debentures. Uncertainty remains regarding future levels of criticized and classified loans, non-performing loans, and charge-offs. Management will continue to closely monitor changes in the loan portfolio and will work with borrowers as needed to mitigate losses to the Company.

Noninterest Income. Total noninterest income increased by $611, or 11.2%, to $6,061 for fiscal year 2026. Debit card interchange income increased by $209, or 8.4% in fiscal year 2026 because of an increase in customer usage; bank owned life insurance income increased by $86, or 22.0%, because of the purchase of a new life insurance policies during fiscal year 2026; and mortgage banking revenue increased by $121, or 30.3%, because of an increase in mortgage volume. Included in other noninterest income is $106 of interest rate swap fees that were recognized on this product that began to be offered in fiscal year 2026.

Noninterest Expenses. Total noninterest expenses were $31,468 for the year ended June 30, 2026; an increase of $3,382, or 12.0%, from $28,086 for the year ended June 30, 2025.

Salaries and employee benefit expenses increased by $2,291, or 14.7%, during fiscal year 2026 primarily due to merit and cost of living increases, higher sales and incentive expenses, and additions to staff in the retail and lending areas.

Occupancy and equipment expenses increased by $581, or 15.6%, in fiscal year 2026 because of investments in new software, increases in software licensing fees, and because of the two new branch locations that were opened during the third quarter of fiscal year 2025 and second quarter of fiscal year 2026. Professional and director fees decreased by $87, or 6.7%, primarily because of lower audit and legal fees. Debit card processing expenses increased by $127, or 9.0%, in fiscal year 2026 compared to the same prior year period primarily because of an increase in customer card usage. Financial institution tax expenses increased by $111, or 21.9%, in fiscal year 2026 since this is a capital-based tax and total capital was higher as of the measurement date in fiscal year 2026.

Income Tax Expense. Income tax expense totaled $2,013 and $1,657 and the effective tax rates were 15.3% and 16.0% for the fiscal years ended June 30, 2026 and 2025, respectively. Income tax expense was calculated utilizing a statutory federal income tax rate of 21.0% in fiscal years 2026 and 2025. The effective tax rate differs from the federal statutory rate as a result of tax-exempt income from obligations of states and political subdivisions, loans, bank owned life insurance earnings, and the low-income housing tax credits.

Financial Condition

Total assets as of June 30, 2026 were $1.28 billion compared with $1.17 billion at June 30, 2025, an increase of $115,365, or 9.9%. The growth in total assets is mainly attributable to an increase of $124,075, or 15.3%, in total loans and was primarily funded by an $84,144, or 8.1%, increase in total deposits.

Securities. Total securities were $261,892 at June 30, 2026, of which $257,584 were classified as available-for-sale and $4,308 were classified as held-to-maturity. The securities portfolio is mainly comprised of mortgage-backed securities and collateralized mortgage obligations issued by U.S. government sponsored entities and obligations of state and political subdivisions. The following tables summarize the amortized cost and fair value of available-for-sale securities at June 30, 2026 and 2025 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss:

June 30, 2026 Available-for-sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligation of U.S. Treasury	$999	$—	$(6)	$993
Obligations of U.S. government-sponsored entities and agencies	22,664	1	(2,086)	20,579
Obligations of state and political subdivisions	85,451	260	(5,286)	80,425
U.S. government-sponsored mortgage-backed securities - residential	82,801	38	(9,909)	72,930
U.S. government-sponsored mortgage-backed securities - commercial	9,866	—	(1,337)	8,529
U.S. government-sponsored collateralized mortgage obligations – residential	64,065	193	(4,353)	59,905
Other debt securities	14,344	129	(250)	14,223
Total available-for-sale securities	$280,190	$621	$(23,227)	$257,584

June 30, 2025 Available-for-sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligation of U.S. Treasury	$2,991	$—	$(54)	$2,937
Obligations of U.S. government-sponsored entities and agencies	26,117	47	(2,427)	23,737
Obligations of state and political subdivisions	84,120	24	(8,685)	75,459
U.S. government-sponsored mortgage-backed securities - residential	91,676	96	(11,440)	80,332
U.S. government-sponsored mortgage-backed securities - commercial	8,567	—	(1,461)	7,106
U.S. government-sponsored collateralized mortgage obligations – residential	71,134	470	(4,543)	67,061
Other debt securities	17,819	58	(634)	17,243
Total available-for-sale securities	$302,424	$695	$(29,244)	$273,875

The following tables summarize the amortized cost and fair value of held-to-maturity securities at June 30, 2026 and 2025 and the corresponding gross unrecognized gains and losses:

June 30, 2026 Held-to-maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Obligations of state and political subdivisions	$4,308	$—	$(79)	$4,229

June 30, 2025 Held-to-maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Obligations of state and political subdivisions	$5,167	$—	$(141)	$5,026

The following tables summarize the amounts and distribution of the Company’s securities held and the weighted average yields as of June 30, 2026:

Available-for-sale	Amortized Cost	Fair Value	Average Yield
Obligations of U.S. Treasury
3 months or less	$999	$993	1.19%
Total obligations of U.S. Treasury	999	993	1.19
Obligations of government-sponsored entities:
3 months or less	90	90	1.89
Over 1 year through 5 years	10,787	9,950	1.76
Over 5 years through 10 years	2,912	2,747	3.26
Over 10 years	8,875	7,792	3.26
Total obligations of government-sponsored entities	22,664	20,579	2.54
Obligations of state and political subdivisions:
3 months or less	693	693	3.22
Over 3 months through 1 year	2,054	2,043	2.32
Over 1 year through 5 years	11,095	10,853	2.84
Over 5 years through 10 years	21,126	20,353	2.94
Over 10 years	50,483	46,483	2.73
Total obligations of state and political subdivisions	85,451	80,425	2.79
Mortgage-backed securities - residential:
Over 3 months through 1 year	13	13	2.26
Over 1 year through 5 years	328	318	2.44
Over 5 years through 10 years	9,851	9,230	2.45
Over 10 years	72,609	63,369	2.27
Total mortgage-backed securities - residential	82,801	72,930	2.29

	Amortized Cost	Fair Value	Average Yield
Mortgage-backed securities – commercial:
Over 1 year through 5 years	$4,114	$3,785	2.51%
Over 5 years through 10 years	5,752	4,744	2.07
Total mortgage-backed securities - commercial	9,866	8,529	2.26

Collateralized mortgage obligations:
3 months or less	184	184	2.94
Over 1 year through 5 years	4,519	4,452	3.86
Over 5 years through 10 years	1,108	1,106	4.84
Over 10 years	58,254	54,163	3.74
Total collateralized mortgage obligations	64,065	59,905	3.77
Other debt securities
Over 1 year through 5 years	6,533	6,440	7.15
Over 5 years through ten years	7,811	7,783	5.62
Total other debt securities	14,344	14,223	6.32
Total available-for-sale securities	$280,190	$257,584	3.00%

Held-to-maturity
Obligations of state and political subdivisions:
Over 1 year through 5 years	$1,282	$1,262	1.51%
Over 5 years through 10 years	3,026	2,967	2.96
Total held-to-maturity securities	$4,308	$4,229	2.53%

The weighted average interest rates are based on coupon rates for securities purchased at par value and on effective yields considering amortization or accretion if the securities were purchased at a premium or discount. The weighted average yield on tax-exempt obligations has been calculated on a tax equivalent basis. Average yields are based on amortized cost balances.

Loans. Loan receivables increased by $124,075, or 15.3%, to $937,533 at June 30, 2026 compared to $813,458 at June 30, 2025. Commercial & industrial loans increased by $37,255 primarily because of a third-party residential mortgage warehouse line-of-credit that had a balance of $19,293 as of June 30, 2026, and a zero balance as of June 30, 2025. The line-of-credit was not drawn in fiscal year 2025 and the outstanding balance fluctuates based on mortgage volume and the funding needs of the lead bank. Consumer loans increased by $35,335, or 28.5%, because of the expansion of indirect auto lending within our market areas. Major classifications of loans, net of deferred loan fees and costs, were as follows as of June 30:

	2026	2025
Commercial & Industrial	$150,768	$113,513
Commercial real estate:
Owner occupied	179,197	162,674
Non-owner occupied	179,333	163,768
Farmland	47,293	42,050
Land Development	17,714	17,535
1-4 Family residential real estate	215,577	201,602
Consumer loans	147,651	112,316
Total loans	$937,533	$813,458

The following table shows the major classifications of loans, net of deferred fees and costs, which are based on the contractual terms for repayment of principal, that are due in the periods indicated as of June 30, 2026:

	Maturing
		After one year	After five years
	Within	but within	But within	After
	one year	five years	Fifteen years	Fifteen years	Total
Commercial & Industrial	$4,061	$44,940	$56,091	$45,676	$150,768
Commercial real estate:
Owner occupied	8,178	11,923	78,016	81,080	179,197
Non-owner occupied	43	8,880	87,746	82,664	179,333
Farmland	8	1,260	7,217	38,808	47,293
Land Development	7,002	7,440	1,273	1,999	17,714
1-4 Family residential real estate	6,305	6,034	49,583	153,655	215,577
Consumer loans	707	70,430	76,514	—	147,651
Total loans	$26,304	$150,907	$356,440	$403,882	$937,533

The following is a schedule of fixed and variable rate loans due after one year (variable rate loans are those loans with floating or adjustable interest rates) as of June 30, 2026:

Total due after one year:	Fixed Interest Rates	Variable Interest Rates	Total
Commercial & Industrial	$93,922	$52,785	$146,707
Commercial real estate:
Owner occupied	51,503	119,516	171,019
Non-owner occupied	41,687	137,603	179,290
Farmland	43,236	4,049	47,285
Land Development	2,550	8,162	10,712
1-4 Family residential real estate	146,263	63,009	209,272
Consumer loans	146,944	—	146,944
Total loans due after one year	$526,105	$385,124	$911,229

Allowance for Credit Losses on Loans. The determination of the balance of the allowance for credit losses is based on the CECL methodology and utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses for loans, held-to-maturity securities, and other receivables at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. The allowance for credit losses (ACL) is maintained at a level considered by management to be adequate to cover credit losses currently expected over the weighted average life of each loan segment.

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

The specific component includes loans that do not share similar risk characteristics that are evaluated on an individual basis and are excluded from the pooling approach. As of June 30, 2026, individually evaluated loans totaled $19,970 and included the $19,293 third-party residential mortgage warehouse line-of-credit and $677 of nonaccrual loans. As of June 30, 2026, there was a specific reserve of $8 allocated to the individually evaluated loans. As of June 30, 2025, individually evaluated loans totaled $930 and there was a specific reserve of $52 allocated to these individually evaluated loans. The warehouse line-of-credit is included in individually evaluated loans because of the unique structure of the loan given the short-term nature of the advances, curtailment features provided by the financial institution that the line-of-credit is issued to, as well as being secured by individual residential properties.

Failure to receive principal and interest payments when due on any loan results in efforts to restore such loan to a current status. Loans are classified as non-accrual when, in the opinion of management, full collection of principal and accrued interest is not expected. The loans must be brought and kept current for six sustained payments before being considered for removal from non-accrual status. Occasionally, loans to borrowers in financial distress are modified by providing principal forgiveness, interest rate reduction, term extension, or an other-than-insignificant payment delay. If principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses. One concession or multiple types of concessions may be provided on one loan. There were no modifications of loans to borrowers in financial distress completed during the fiscal years ended June 30, 2026 and 2025. Continued unsuccessful collection efforts generally lead to initiation of foreclosure or other legal proceedings.

The following table summarizes non-accrual loans, non-performing assets, and associated ratios for the years ended June 30:

	2026		2025
Non-accrual loans	$677		$930
Accruing loans past due 90 days or more	19		101
Total non-performing loans	$696		$1,031
Other real estate and repossessed assets owned	—		—
Total non-performing assets	$696		$1,031

Non-accrual to total loans	0.07%		0.11%
Allowance for credit losses to non-accrual loans	13.69	x	9.11	x
Allowance for credit losses to total loans	0.99%		1.04%

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

The following table summarizes the Company’s net (charge-offs) recoveries by loan category and the ratio of net (charge-offs) recoveries to average loans for the years ended June 30:

	2026		2025
	Net (Charge-offs) Recoveries	% to Average Loans	Net (Charge-offs) Recoveries	% to Average Loans
Commercial & Industrial	$(3)	—%	(252)	(0.03)%
Commercial real estate	3	—	—	—
1-4 Family residential real estate	4	—	2	—
Consumer loans	(199)	(0.02)	(347)	(0.05)%
Total net charge-offs	$(195)	(0.02)%	$(597)	(0.08)%

The following schedule is a breakdown of the allowance for credit losses allocated by type of loan and related ratios:

	Allocation of the Allowance for Credit Losses		Allocation of the Allowance for Credit Losses
	Allowance Amount	% of Loan Type to Total Loans	Allowance Amount	% of Loan Type to Total Loans
	June 30, 2026		June 30, 2025
Commercial & Industrial	$1,534	16.1%	$1,249	13.9%
Commercial real estate loans	3,648	38.2	3,446	40.1
Farmland	105	5.0	118	5.2
Land Development	212	1.9	266	2.2
1-4 Family residential real estate	1,946	23.0	2,010	24.8
Consumer loans	1,820	15.8	1,381	13.8
Total	$9,265	100.0%	$8,470	100.0%

While management’s periodic analysis of the adequacy of the allowance for credit losses may allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-off that may occur. While the Company historically has experienced strong trends in asset quality, an increase in the provision could occur if economic conditions and factors which affect credit quality, real estate values and general business conditions worsen. Management closely monitors changes in the existing loan portfolio and analyzes potential loan opportunities carefully in order to manage credit risk.

Deposits. Total deposits increased by $84,144 or 8.1%, from $1.04 billion at June 30, 2025 to $1.12 billion at June 30, 2026. As of June 30, 2026, the Company maintained a favorable funding mix with 22.0% of total deposits in noninterest-bearing demand deposits, 14.0% in interest-bearing demand deposits, 39.2% in savings and money market deposits, and 24.8% in certificates and other time deposits.

The following is a schedule of average deposit amounts and average rates paid on each category for the periods included:

	Years Ended June 30,
	2026		2025
	Amount	Rate	Amount	Rate
Noninterest-bearing demand deposit	$244,552	—	$232,654	—
Interest-bearing demand deposit	157,454	0.73%	149,258	0.72%
Savings	409,974	2.00	359,772	1.87
Certificates and other time deposits	272,468	3.58	260,517	4.05
Total	$1,084,448	1.76%	$1,002,201	1.83%

Uninsured deposits as of June 30, 2026 were $370,163, or 33.0% of total deposits, and include $105,584 of uninsured public fund deposits that are fully collateralized. Uninsured deposits as of June 30, 2025 were $310,119, or 29.9% of total deposits, and include $110,412 of uninsured public fund deposits that are fully collateralized. Uninsured deposits as of June 30, 2026 and 2025 are based on estimates and include portions of FDIC-insured deposit accounts that exceed the insurance limit of $250 thousand per separately insured depositor.

The following table summarizes time deposits issued in amounts of more than $250 thousand as of June 30, 2026 by time remaining until maturity:

Maturing in:
Under 3 months	$23,948
Over 3 to 6 months	13,097
Over 6 to 12 months	24,206
Over 12 months	32,277
Total	$93,528

Short-term Borrowings: Borrowings with original maturities of one year or less are classified as short-term and were comprised of the following:

	June 30, 2026	June 30, 2025
Repurchase agreements	$18,480	$15,511
Federal funds purchased	10,505	—
Line of credit	225	—
Total short-term borrowings	$29,210	$15,511

Repurchase agreements are financing arrangements with local customers that mature daily. The Bank pledges securities as collateral for the repurchase agreements. A line of credit from another financial institution was established since the Company does not conduct operations and its primary sources of liquidity are dividend upstreams from the Bank and borrowings from outside sources. As of June 20, 2026, the available credit on the Company’s line of credit was $4,775. See Note 7—Short-Term Borrowings to the Consolidated Financial Statements, for additional information concerning short-term borrowings.

Capital Resources

Total shareholders’ equity increased by $13,614 from $76,271 as of June 30, 2025 to $89,885 at June 30, 2026. The primary reason for the increase in shareholders’ equity was because of net income of $11,164 for fiscal year 2026 and an improvement of $4,695 in the accumulated other comprehensive loss from the mark-to-market of available-for-sale securities which were partially offset by $2,644 in cash dividends paid. The total accumulated other comprehensive loss was $17,859 as of June 30, 2026 and $22,554 as of June 30, 2025. Available-for-sale securities and shareholders’ equity were impacted by rapidly rising interest rates during 2022 and 2023 causing the accumulated other comprehensive loss to increase as available-for-sale securities are marked to fair market value. As market interest rates rise, the fair value of fixed-rate securities decline with a corresponding net of tax decline recorded in the accumulated other comprehensive loss portion of equity. This unrealized loss in securities is temporary and is adjusted monthly for additional market interest rate fluctuations, principal paydowns, calls, and maturities. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such securities decline. The Company has significant sources of liquidity and therefore does not expect to have to sell securities to fund growth.

For fiscal year 2026, the average equity to average total assets ratio was 7.04% and the dividend payout ratio was 23.7%. For fiscal year 2025, the average equity to average total assets ratio was 6.44% and the dividend payout ratio was 27.5%.

At June 30, 2026, management believes the Bank complied with all regulatory capital requirements. Based on the Bank’s computed regulatory capital ratios, the OCC has determined the Bank to be well capitalized under the Federal Deposit Insurance Act as of its latest exam date. The Bank’s actual and required capital amounts are disclosed in Note 12-Regulatory Matters to the Consolidated Financial Statements. Management is not aware of any matters occurring subsequent to that exam that would cause the Bank’s capital category to change.

Liquidity

Management considers the asset position of the Bank to be sufficiently liquid to meet normal operating needs and conditions. The Bank’s earning assets are divided primarily between loans and available-for-sale securities, with any excess funds placed in federal funds sold or interest-bearing deposit accounts with other financial institutions.

For fiscal year 2026, net cash inflows from operating activities were $11,189, net cash inflows from financing activities were $99,655 and net cash outflows from investing activities were $104,489. Major sources of cash were an $84,144 net increase in deposits and $41,477 in cash received from maturities, calls, and principal pay downs of available-for-sale securities. Major uses of cash were a $124,270 increase in net loans and $21,068 purchases of available-for-sale securities. Total cash and cash equivalents were $26,263 as of June 30, 2026 compared to $19,908 at June 30, 2025.

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

The Bank offers several forms of deposit products to its customers. We believe the rates offered by the Bank and the fees charged for them are competitive with others currently available in the market area. While the Bank continues to be under competitive pressures in the Bank’s market area as financial institutions attempt to attract and keep new deposits, we believe many commercial and retail customers are turning to community banks. Compared to our peers, the Company’s core deposits consist of a larger percentage of noninterest-bearing demand deposits resulting in a lower cost of funds of 2.27% for fiscal year 2026.

Jumbo time deposits (those with balances of $250 and over) were $94,028 and $76,683 at June 30, 2026 and 2025, respectively. These deposits are monitored closely by the Bank and typically priced on an individual basis. When these deposits are from a municipality, certain bank-owned securities are pledged to guarantee the safety of these public fund deposits as required by Ohio law.

The Company has the option to use a third-party broker to obtain deposits from outside its normal service area as an additional source of funding, however, these deposits are not relied upon as a primary source of funding. As of June 30, 2026 and 2025, there were $4 and $1,420, respectively, of brokered deposits within savings deposits. Brokered deposits are typically used to fund the seasonal decline of public fund deposits.

To provide additional sources of liquidity, the Company has lines of credit with other financial institutions and has entered into agreements with the Federal Home Loan Bank of Cincinnati (FHLB) and the Federal Reserve Discount Window. As of June 30, 2026, advances from the FHLB of Cincinnati totaled $27,007 compared with $22,551 as of June 30, 2025. As of June 30, 2026, the Bank had the ability to borrow an additional $97,723 from the FHLB of Cincinnati based on a blanket pledge of qualifying first mortgage and multi-family loans. The Company considers the FHLB of Cincinnati to be a reliable source of liquidity funding, secondary to its deposit base. In addition, at June 30, 2026, the Company had approximately $94,430 in securities unencumbered by a pledge that could be used to support additional borrowings, as needed, through the Federal Reserve discount window.

Dividends from the Bank are the primary source of funds for payment of dividends to our shareholders. However, there are statutory limits on the amount of dividends the Bank can pay without regulatory approval. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. Additionally, the Bank may not declare or pay any dividend if, after making the dividend, the Bank would be “undercapitalized,” as defined in the federal regulations. As of June 30, 2026, the Bank could, without prior approval, declare a dividend of approximately $18,899.

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

Management evaluated goodwill as of April 30, 2026, the measurement date, utilizing a quantitative impairment assessment. The estimated fair value of the reporting unit was compared to the current carrying value to determine if impairment had occurred. It is our opinion that, as of the measurement date, the aggregate fair value of the reporting unit exceeded the carrying value of the reporting unit. Therefore, management concluded that goodwill was not impaired. Although we believe our assumption was reasonable, actual results may vary significantly and it is impossible to know the future impact of evolving economic conditions. If for any future period it is determined that there has been impairment in the carrying value of our goodwill balances, the Company will record a charge to earnings, which could have a material adverse effect on net income, but not risk-based capital ratios.

Contractual Obligations, Commitments and Contingent Liabilities

The following table presents, as of June 30, 2026, the Company’s significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	Note Reference	2027	2028	2029	2030	2031	Thereafter	Total
Certificates of deposit	6	$231,068	$13,125	$3,201	$10,547	$19,927	$135	$278,003
Short-term borrowings	7	29,210	—	—	—	—	—	29,210
Federal Home Loan advances	8	23,007	—	—	4,000	—	—	27,007
Salary continuation plan	9	249	249	249	224	207	3,598	4,776
Operating leases	4	163	145	124	115	110	232	889
Deposits without maturity		—	—	—	—	—	—	842,959

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Consumers Bancorp, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Consumers Bancorp, Inc. and its subsidiary (the “Company”) as of June 30, 2026 and 2025, the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and 2025, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

o	Development of an independent expectation by establishing a range of reasonable outcomes for the overall collectively evaluated component of the ACL estimate.

We have served as the Company’s auditor since 2020.

/s/ Plante & Moran, PLLC

Cleveland, Ohio

September 10, 2026

CONSOLIDATED BALANCE SHEETS

As of June 30, 2026 and 2025

(Dollar amounts in thousands, except per share data)

	2026	2025
ASSETS:
Cash on hand and noninterest-bearing deposits in financial institutions	$25,879	$19,377
Federal funds sold and interest-bearing deposits in financial institutions	384	531
Total cash and cash equivalents	26,263	19,908
Securities, available-for-sale	257,584	273,875
Securities, held-to-maturity (fair value in 2026 of $4,229 and 2025 of $5,026)	4,308	5,167
Equity securities, at fair value	—	392
Federal bank and other restricted stocks, at cost	3,159	2,669
Loans held for sale	1,066	814
Total loans	937,533	813,458
Less allowance for credit losses	(9,265)	(8,470)
Net loans	928,268	804,988
Cash surrender value of life insurance	15,663	13,266
Premises and equipment, net	19,147	18,688
Goodwill	2,452	2,452
Core deposit intangible, net	244	301
Accrued interest receivable and other assets	22,219	22,488
Total assets	$1,280,373	$1,165,008

LIABILITIES:
Deposits:
Noninterest-bearing demand	$246,828	$239,692
Interest bearing demand	157,021	153,571
Savings	439,110	379,091
Time	278,003	264,464
Total deposits	1,120,962	1,036,818
Short-term borrowings	29,210	15,511
Federal Home Loan Bank advances	27,007	22,551
Accrued interest payable and other liabilities	13,309	13,857
Total liabilities	1,190,488	1,088,737
Commitments and contingent liabilities (Note 13)

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value; 350,000 shares authorized	—	—
Common shares, no par value; 8,500,000 shares authorized; 3,205,369 and 3,193,414 shares issued as of June 30, 2026 and June 30, 2025, respectively	21,934	21,590
Retained earnings	86,338	77,818
Treasury stock, at cost (48,639 common shares at June 30, 2026 and 2025)	(528)	(583)
Accumulated other comprehensive loss	(17,859)	(22,554)
Total shareholders’ equity	89,885	76,271
Total liabilities and shareholders’ equity	$1,280,373	$1,165,008

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

Years Ended June 30, 2026 and 2025

(Dollar amounts in thousands, except per share data)

	2026	2025
Interest and dividend income:
Loans, including fees	$50,512	$43,813
Securities, taxable	6,502	6,719
Securities, tax-exempt	2,041	1,792
Equity securities	17	33
Federal bank and other restricted stocks	157	164
Federal funds sold and interest-bearing deposits	199	528
Total interest and dividend income	59,428	53,049
Interest expense:
Deposits	19,119	18,367
Short-term borrowings	366	462
Federal Home Loan Bank advances	164	113
Total interest expense	19,649	18,942
Net interest income	39,779	34,107
Provision for credit losses on loans	990	1,137
Provision for credit losses on unfunded commitments	205	10
Net interest income after provision for credit losses	38,584	32,960

Noninterest income:
Service charges on deposit accounts	1,754	1,745
Debit card interchange income	2,684	2,475
Bank owned life insurance income	477	391
Mortgage banking activity	521	400
Securities losses, net	(8)	—
Other	633	439
Total noninterest income	6,061	5,450

Noninterest expenses:
Salaries and employee benefits	17,882	15,591
Occupancy and equipment	4,296	3,715
Data processing expenses	937	858
Debit card processing expenses	1,536	1,409
Professional and director fees	1,203	1,290
Federal Deposit Insurance Corporation assessments	831	772
Financial institutions tax	618	507
Marketing and advertising	900	821
Loan and collection expenses	215	209
Telephone and communications	340	324
Amortization of intangible	57	56
Other	2,653	2,534
Total noninterest expenses	31,468	28,086
Income before income taxes	13,177	10,324
Income tax expense	2,013	1,657
Net income	$11,164	$8,667
Basic and diluted earnings per share	$3.55	$2.77

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended June 30, 2026 and 2025

(Dollar amounts in thousands, except per share data)

	2026	2025

Net income	$11,164	$8,667

Other comprehensive income, net of tax:
Net change in unrealized losses:
Unrealized gains arising during the period	5,935	7,315
Reclassification adjustment for net losses included in income	8	—
Net unrealized gain	5,943	7,315
Income tax effect	(1,248)	(1,537)
Other comprehensive income	4,695	5,778
Total comprehensive income	$15,859	$14,445

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended June 30, 2026 and 2025

(Dollar amounts in thousands, except per share data)

	Common Shares	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, June 30, 2024	$21,178	$71,534	$(695)	$(28,332)	$63,685
Net income	—	8,667	—	—	8,667
Other comprehensive income	—	—	—	5,778	5,778
Vesting of 8,159 shares associated with restricted stock awards	53	—	112	—	165
Issuance of 13,100 stock-based incentive plan shares, net of forfeitures	212	—	—	—	212
Issuance of 8,087 shares associated with dividend reinvestment plan and stock purchase plan	147	—	—	—	147
Cash dividends declared ($0.76 per share)	—	(2,383)	—	—	(2,383)
Balance, June 30, 2025	$21,590	$77,818	$(583)	$(22,554)	$76,271
Net income	—	11,164	—	—	11,164
Other comprehensive income	—	—	—	4,695	4,695
Vesting of 4,602 shares associated with restricted stock awards	31	—	55	—	86
Issuance of 11,955 stock-based incentive plan shares, net of forfeitures	313	—	—	—	313
Cash dividends declared ($0.84 per share)	—	(2,644)	—	—	(2,644)
Balance, June 30, 2026	$21,934	$86,338	$(528)	$(17,859)	$89,885

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30, 2026 and 2025

(Dollar amounts in thousands, except per share data)

	2026	2025
Cash flows from operating activities:
Net income	$11,164	$8,667
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	1,286	1,157
Securities amortization and accretion, net	(341)	(15)
Provision for credit losses	1,195	1,147
Gain on disposal of fixed assets	—	(7)
Mortgage banking activity	(521)	(400)
Deferred income tax benefit	(148)	(458)
Loss on sale of securities	8	—
Net change in market value of equity securities	(8)	(11)
Amortization of intangibles	57	56
Origination of loans held for sale	(33,750)	(24,685)
Proceeds from loans held for sale	34,019	25,179
Increase in cash surrender value of life insurance	(477)	(391)
Net change in other assets and other liabilities	(1,295)	(2,305)
Net cash flows from operating activities	11,189	7,934

Cash flows from investing activities:
Securities available-for-sale:
Purchases	(21,068)	(40,292)
Maturities, calls and principal pay downs	41,477	38,548
Proceeds from sales of available-for-sale securities	2,158	—
Securities held-to-maturity:
Principal pay downs	859	887
Redemption of equity securities	400	—
Proceeds from redemption of FHLB stock	836	114
Purchases of FHLB stock	(1,326)	(597)
Net increase in loans	(124,270)	(55,017)
Purchase of bank owned life insurance	(1,920)	(2,375)
Acquisition of premises and equipment	(1,635)	(3,071)
Disposal of premises and equipment	—	30
Proceeds from sale of other real estate and repossessed assets owned	—	76
Net cash flows used in investing activities	(104,489)	(61,697)

Cash flows from financing activities:
Net increase in deposit accounts	84,144	63,838
Net change in short-term borrowings	13,699	(14,496)
Proceeds from Federal Home Loan Bank advances	26,000	19,500
Repayments of Federal Home Loan Bank advances	(21,544)	(10,658)
Proceeds from dividend reinvestment and stock purchase plan	—	147
Dividends paid	(2,644)	(2,383)
Net cash flows from financing activities	99,655	55,948
Increase in cash and cash equivalents	6,355	2,185
Cash and cash equivalents, beginning of year	19,908	17,723
Cash and cash equivalents, end of year	$26,263	$19,908

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$19,814	$19,181
Income taxes	1,865	1,595
Non-cash items:
Transfer from loans to other repossessed assets	—	76
Issuance of stock for stock awards	399	377

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026 and 2025

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

Nature of Operations: Consumers Bancorp, Inc. is a bank holding company headquartered in Minerva, Ohio that provides, through its banking subsidiary, a broad array of products and services throughout its primary market area of Carroll, Columbiana, Jefferson, Mahoning, Stark, and Summit counties in Ohio. Its market includes these counties as well as the contiguous counties in northeast Ohio, western Pennsylvania, and northern West Virginia. The Bank’s business involves attracting deposits from businesses and individual customers and using such deposits to originate commercial, mortgage, and consumer loans in its primary market area.

Business Segment Information: The Company adopted Accounting Standards Update (ASU) 2023-07 “Segment Reporting (Topic 280) - Improvement to Reportable Segment Disclosures” (ASU 2023-07) as of January 1, 2025. The Company's operations have been evaluated for segment reporting and management has determined operations are managed along one operating segment, banking. While the Company’s chief operating decision maker (CODM) monitors the revenue streams of the Company’s various products and services, operations are managed, and financial performance is evaluated on a Company-wide basis. The Company has determined that all of its financial service operations meet the aggregation criteria of Accounting Standards Codification (ASC) 280, Segment Reporting, as its current operating model is structured whereby financial service operations serve a similar base of retail and commercial customers utilizing a company-wide offering of similar products and services managed through similar processes that are collectively reviewed by the Company's Chief Executive Officer, who has been identified as the CODM. Therefore, all the Company’s financial service operations are considered by the CODM to be aggregated in one reportable operating segment.

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

The Company has made a policy election to exclude accrued interest income from the amortized cost basis of debt securities and report accrued interest separately in accrued interest receivable and other assets in the Consolidated Balance Sheets.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost, net of the allowance for credit losses. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts and deferred loan fees and costs. Accrued interest receivable on loans totaled $2,729 at June 30, 2026 and $2,319 at June 30, 2025, was reported in accrued interest receivable and other assets on the consolidated balance sheets and is excluded from the estimate of expected credit losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

Interest income on commercial and mortgage loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in the process of collection. Commercial and mortgage loans are charged off to the extent principal is deemed uncollectible. Consumer and credit card loans continue to accrue interest until they are charged off typically no later than 120 days past due unless the loan is in the process of collection. Past due status is determined by the contractual terms of the loan. In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has identified six portfolio segments of loans including Commercial & Industrial, Commercial Real Estate, Farmland, Land Development, 1 – 4 Family Residential Real Estate, and Consumer loans. Each segment has a distinct set of risk characteristics that are monitored by management. Below are the risk characteristics of the loan segments.

Commercial & Industrial: Commercial & Industrial loans are made for a wide variety of general business purposes, including financing for equipment, inventories, and accounts receivable. The term of each commercial loan varies by its purpose. Commercial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and prudently expand its business. Current and projected cash flows are evaluated to determine the ability of the borrower to repay their obligations as agreed. Commercial loans are primarily made based on the identified cash flows of the borrower and on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and usually incorporate a personal guarantee; however, some loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The commercial loan portfolio includes loans to a wide variety of corporations and businesses across many industrial classifications, including agriculture, primarily in the areas where the Bank operates.

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

Commercial construction loans generally adjust with the prime rate during the construction period and may convert to amortizing loans with maturities up to 25 years. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant, and regular inspections are required to monitor the progress of construction through completion. The property owner’s and/or guarantor’s financial strength, expertise, credit history, and the projected cash flow of the property are considered during underwriting of construction loans. Construction financing is considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction compared to the estimated cost (including interest) of construction. If the estimate of value proves to be inaccurate, there may not be sufficient funds to complete the project, or a completed project with an insufficient value to assure full repayment. We attempt to reduce such risks on construction loans by including a contingency amount in the financing package, through inspections of construction progress on the property, by reviewing the owner’s financial strength, the success of the owners’ and / or contractor’s past projects, and by requiring personal guarantees from the owners.

Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and are primarily located in our immediate and surrounding market area. This diversity helps reduce the Company’s exposure to adverse economic events that may affect any single market or industry. The three largest collateral concentrations within the commercial real estate non-owner-occupied portfolio are retail rental, office rental, and industrial rental. The office rental segment includes a high percentage of medical facilities that require special build outs that would make it more costly for a tenant to change locations. Also, personal guarantees are typically obtained on commercial real estate loans. Commercial real estate loans are primarily originated in the area in which the bank operates. Management monitors and evaluates commercial real estate loans based on collateral, geography, and risk grade criteria.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Land development financing is considered to involve a higher degree of credit risk than long-term financing on improved real estate. Risk of loss on a development loan is dependent largely upon the accuracy of the initial estimate of development costs and of the respective values of the completed lots. If the estimate of value proves to be inaccurate, we may be confronted with a project, when completed, having a value which is insufficient to assure full repayment. We attempt to reduce such risks on development loans by including a contingency amount in the financing package, through inspections of construction progress on the property, by reviewing the developer’s financial strength and past projects, and requiring personal guarantees.

1-4 Family Residential Real Estate: Residential real estate loans are secured by one to four family residential properties and include owner occupied, non-owner occupied, construction, and home equity loans. Credit approval for residential real estate loans requires demonstration of sufficient income to repay the principal and interest and the real estate taxes and insurance, stability of employment, an established credit record and an appropriately appraised value of the real estate securing the loan that generally requires that the residential real estate loan amount be no more than 85% of the purchase price or the appraised value of the real estate securing the loan unless the borrower purchases private mortgage insurance. Residential mortgage loans to purchase or refinance existing homes are fixed or at a variable rate and contain amortization periods of up to thirty years. Residential construction loans are secured by mortgages on the subdivided lot, have a fixed rate interest only for a period of up to 18-months, and then convert to a fixed or variable rate loan with amortization periods of up to thirty years.

Consumer: The Company originates direct and indirect consumer loans, primarily automobile loans, personal lines of credit, and unsecured consumer loans in its primary market areas. Credit approval for consumer loans requires sufficient income to repay principal and interest due, stability of employment, an established credit record and sufficient collateral for secured loans. Consumer loans typically have shorter terms and lower balances compared to real estate mortgage loans and generally carry higher risks of default. Consumer loan collections are dependent on the borrower’s continuing financial stability and thus are more likely to be affected by adverse personal circumstances and economic conditions. Consumer loans generally have fixed rates and amortization periods up to 84 months.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Low Income Housing Tax Credits (LIHTC): The Company has invested in LIHTCs through funds that assist corporations in investing in limited partnerships and limited liability companies that own, develop, and operate low-income residential rental properties for purposes of qualifying for the LIHTCs. These investments are accounted for under the proportional amortization method which recognizes the amortization of the investment in proportion to the tax credit and other tax benefits received.

Other Real Estate and Repossessed Assets Owned: Real estate properties and other repossessed assets, which are primarily vehicles, acquired through, or in lieu of, loan foreclosure are initially recorded at fair value less costs to sell at the date of acquisition, establishing a new cost basis. Any reduction to fair value from the carrying value of the related loan at the time of acquisition is accounted for as a loan loss. These assets are subsequently accounted for at the lower of cost or fair value less estimated costs to sell. If the fair value declines after acquisition, a valuation allowance is recorded as a charge to income. Operating costs after acquisition are expensed as incurred. Gains and losses on disposition are reported as a charge to income.

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

Cash Surrender Value of Life Insurance: The Bank has purchased single-premium life insurance policies to insure the lives of current and former participants in the salary continuation plan. As of June 30, 2026, the Bank had policies with total death benefits of $27,918 and total cash surrender values of $15,663. As of June 30, 2025, the Bank had policies with total death benefits of $23,474 and total cash surrender values of $13,266. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. Tax-exempt income is recognized from the periodic increases in cash surrender value of these policies.

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

Long-Term Assets: Premises, equipment, and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

Repurchase Agreements: Substantially all repurchase agreement liabilities, which are classified as short-term borrowings, represent amounts advanced by various customers. Securities are pledged to cover these liabilities, which are not covered by federal deposit insurance.

Retirement Plans: The Bank maintains a 401(k) savings and retirement plan covering all eligible employees and matching contributions are expensed as made. The expense for the salary continuation plan benefit is allocated over the years of service of the executives the benefit is associated with.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this ASU require that public business entities on an annual basis (a) disclose specific categories in the rate reconciliation and (b) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). The amendments in this ASU also require that all entities disclose on an annual basis the amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes, and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received). The amendments require that all entities disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign. The Company adopted ASU 2023-09 on a retrospective basis effective July 1, 2025, and the adoption of the ASU did not have a material impact on the Company's Consolidated Financial Statements.

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

Derivative Instruments: The Company offers interest rate swap products to certain commercial borrowers as accommodation to meet their financing needs. Under this program, a borrower may obtain financing on a variable-rate basis from the Bank and simultaneously enter into an interest rate swap agreement with the Bank to effectively convert the borrower's variable-rate obligation to a fixed-rate obligation.

To economically offset its exposure under such agreements with borrowers, the Company enters into substantially matching offsetting interest rate swap agreements with institutional counterparties. The Company is exposed to credit risk to the extent that an institutional counterparty fails to perform under the terms of an interest rate swap contract and to the extent that a commercial borrower fails to perform under an interest rate swap contract with the Company.

The interest rate swap agreements are not designated as hedging instruments for accounting purposes. Accordingly, all interest rate swap agreements are recognized on the Consolidated Balance Sheets at fair value. The Company does not use derivative instruments for speculative purposes. As of June 30, 2026, the Company had customer and offsetting dealer swap contracts with aggregate notional amounts of $12.8 million. The fair value of derivative assets and derivative liabilities were $103.

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

The effective date for each amendment is dependent upon the SEC’s removal of the related disclosure requirements from Regulation S-X or Regulation S-K, with early adoption prohibited. If by June 30, 2027, the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the related amendment will be removed from the Accounting Standards Codification and will not become effective for any entity. Management is reviewing the provisions of ASU 2023-06 but does not expect the adoption of the ASU to have a material effect on the Company’s financial statements.

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

In November 2025, the FASB issued ASU No. 2025‑08, Financial Instruments—Credit Losses (Topic 326): Purchased Loans. This update amends the guidance in ASC Topic 326 to improve the accounting for acquired loans. The amendments expand the population of acquired financial assets subject to the “gross-up” approach to include certain loans acquired without evidence of significant credit deterioration that meet the definition of “purchased seasoned loans.” Under this approach, an allowance for expected credit losses is recognized at the acquisition date as an adjustment to the amortized cost basis of the asset, rather than through credit loss expense. The amendments are intended to improve comparability and better reflect the economics of acquired loans by eliminating the recognition of a Day 1 credit loss expense for such assets. The amendments are effective for annual reporting periods beginning after December 15, 2026, including interim periods within those annual periods, and should be applied prospectively to loans acquired after the adoption date. Early adoption is permitted. Management is reviewing the provisions of ASU 2025-08 but does not expect the adoption of the ASU to have a material effect on the Company’s financial statements.

In November 2025, the FASB issued ASU 2025-09 Derivatives and Hedging (Topic 815) — Hedge Accounting Improvements. The amendments in this update are intended to more closely align hedge accounting with the economics of an entity’s risk management activities. The amendments included in five issues addressed in this update are intended to better reflect those strategies in financial reporting by enabling entities to achieve and maintain hedge accounting for highly effective economic hedges of forecasted transactions. The issues addressed in the ASU include:

(1)

expanding the hedged risks permitted to be aggregated in a group of individual forecasted transactions in a cash flow hedge by changing the requirement to designate a group of individual forecasted transactions from having a shared risk exposure to having a similar risk exposure;

(2)

providing a model to facilitate the application of cash flow hedge accounting to forecasted interest payments on variable-rate debt instruments with contractual terms that permit the borrower to change the interest rate index and interest rate tenor (that is, reset frequency) upon which interest is accrued (commonly referred to as “choose-your-rate” debt instruments);

(3)	expanding hedge accounting for forecasted purchases and sales of nonfinancial assets;

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)

updating the hedge accounting guidance to accommodate differences in the loan and swap markets that developed after the cessation of the London Interbank Offered Rate. Specifically, the amendments in this update eliminate the requirement to apply the net written option test to a compound derivative comprising a swap and a written option designated as the hedging instrument in a cash flow hedge or a fair value hedge of interest rate risk; and

(5)

eliminating the recognition and presentation mismatch related to a dual hedge strategy (that is, a hedge for which a foreign currency-denominated debt instrument is both designated as the hedging instrument in a net investment hedge and designated as the hedged item in a fair value hedge of interest rate risk).

For public business entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods. Early adoption is permitted on any date on or after the issuance of this update. The FASB requires entities to apply the amendments in this ASU on a prospective basis for all hedging relationships. An entity may elect to adopt the amendments in this ASU for hedging relationships that exist as of the date of adoption. Upon adoption of the amendments in this ASU, entities are permitted to modify certain critical terms of certain existing hedging relationships without de-designating the hedge. Management is currently evaluating the ASU and does not expect adoption of this ASU to have a material effect on the Company’s financial position or results of operations.

In December 2025, the FASB issued ASU No. 2025‑11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This update amends the guidance in ASC Topic 270 to improve the clarity and usability of interim reporting requirements. The amendments are intended to enhance the navigability of interim disclosure requirements and clarify the applicability of Topic 270. The ASU provides a comprehensive list of disclosures required in interim periods under US GAAP and introduces a disclosure principle requiring entities to disclose events and changes that occur after the end of the most recent annual reporting period that have a material impact on the entity. The amendments also clarify the form and content of interim financial statements. The guidance is not intended to change the fundamental nature of interim reporting or significantly expand or reduce existing disclosure requirements. The amendments are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, for public business entities, and for interim reporting periods within annual reporting periods beginning after December 15, 2028, for all other entities. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2025‑11 on its consolidated financial statements.

In December 2025, the FASB issued ASU No. 2025‑12, Codification Improvements. This update is part of the FASB’s ongoing project to make incremental improvements to US GAAP and includes amendments to correct errors, clarify guidance, and improve consistency across various topics within the ASC. The amendments in ASU 2025‑12 affect multiple areas of US GAAP, including, but not limited to, earnings per share, lease accounting, transfers and servicing, and equity method investments. The changes are generally intended to enhance the clarity and operability of existing guidance and are not expected to have a significant impact on accounting practice for most entities. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2025‑12 on its consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2—SECURITIES

The following tables summarize the amortized cost, fair value, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss on the Company’s debt securities available-for-sale and gross unrecognized losses on the Company’s debt securities held-to-maturity as of June 30, 2026 and June 30, 2025:

Available-for-sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2026
Obligation of U.S Treasury	$999	$—	$(6)	$993
Obligations of U.S. government-sponsored entities and agencies	22,664	1	(2,086)	20,579
Obligations of state and political subdivisions	85,451	260	(5,286)	80,425
U.S. Government-sponsored mortgage-backed securities - residential	82,801	38	(9,909)	72,930
U.S. Government-sponsored mortgage-backed securities - commercial	9,866	—	(1,337)	8,529
U.S. Government-sponsored collateralized mortgage obligations – residential	64,065	193	(4,353)	59,905
Other debt securities	14,344	129	(250)	14,223
Total available-for-sale securities	$280,190	$621	$(23,227)	$257,584

Held-to-maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
June 30, 2026
Obligations of state and political subdivisions	$4,308	$—	$(79)	$4,229

Available-for-sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2025
Obligation of U.S Treasury	$2,991	$—	$(54)	$2,937
Obligations of U.S. government-sponsored entities and agencies	26,117	47	(2,427)	23,737
Obligations of state and political subdivisions	84,120	24	(8,685)	75,459
U.S. Government-sponsored mortgage-backed securities - residential	91,676	96	(11,440)	80,332
U.S. Government-sponsored mortgage-backed securities - commercial	8,567	—	(1,461)	7,106
U.S. Government-sponsored collateralized mortgage obligations – residential	71,134	470	(4,543)	67,061
Other debt securities	17,819	58	(634)	17,243
Total available-for-sale securities	$302,424	$695	$(29,244)	$273,875

Held-to-maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
June 30, 2025
Obligations of state and political subdivisions	$5,167	$—	$(141)	$5,026

Proceeds from sales of available-for-sale securities during fiscal year 2026 were as follows:

2026
Proceeds from sales	$2,158
Gross realized gains	1
Gross realized losses	(27)

The income tax benefit related to the net realized losses amounted to $2 in fiscal year 2026. There were no security sales in fiscal year 2025.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and fair values of debt securities at June 30, 2026 by expected maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities and collateralized mortgage obligations, are shown separately.

Available-for-sale	Amortized Cost	Fair Value
Due in one year or less	$3,836	$3,819
Due after one year through five years	28,415	27,243
Due after five years through ten years	31,849	30,883
Due after ten years	59,358	54,275
Total	123,458	116,220
U.S. Government-sponsored mortgage-backed and related securities	156,732	141,364
Total	$280,190	$257,584

Held-to-maturity	Amortized Cost	Fair Value
Due after one year through five years	$1,282	$1,262
Due after five years through ten years	3,026	2,967
Total	$4,308	$4,229

Securities with a carrying value of approximately $147,846 and $164,473 were pledged at June 30, 2026 and 2025, respectively, to secure public deposits and commitments as required or permitted by law. At June 30, 2026 and 2025, there were no holdings of securities of any one issuer, other than obligations of U.S. government-sponsored entities and agencies, with an aggregate book value greater than 10% of shareholders’ equity.

The following table summarizes the securities with unrealized and unrecognized losses at June 30, 2026 and 2025, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or more		Total
June 30, 2026	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale
Obligations of U.S Treasury	$—	$—	$993	$(6)	$993	$(6)
Obligations of U.S. government-sponsored entities and agencies	1,412	(9)	18,049	(2,077)	19,461	(2,086)
Obligations of state and political subdivisions	9,369	(62)	51,239	(5,224)	60,608	(5,286)
Mortgage-backed securities – residential	6,497	(56)	61,392	(9,853)	67,889	(9,909)
Mortgage-backed securities – commercial	1,304	(19)	7,225	(1,318)	8,529	(1,337)
Collateralized mortgage obligations - residential	18,268	(256)	28,461	(4,097)	46,729	(4,353)
Other debt securities	3,414	(46)	7,305	(204)	10,719	(250)
Total	$40,264	$(448)	$174,664	$(22,779)	$214,928	$(23,227)

	Less than 12 Months		12 Months or more		Total
June 30, 2026	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss
Held-to-maturity
Obligations of state and political subdivisions	$3,296	$(63)	$933	$(16)	$4,229	$(79)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Less than 12 Months		12 Months or more		Total
June 30, 2025	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale
Obligations of U.S Treasury	$—	$—	$2,937	$(54)	$2,937	$(54)
Obligations of U.S. government-sponsored entities and agencies	—	—	20,898	(2,427)	20,898	(2,427)
Obligations of state and political subdivisions	6,867	(308)	62,570	(8,377)	69,437	(8,685)
Mortgage-backed securities – residential	1,134	(5)	70,955	(11,435)	72,089	(11,440)
Mortgage-backed securities – commercial	—	—	7,106	(1,461)	7,106	(1,461)
Collateralized mortgage obligations – residential	7,018	(76)	32,632	(4,467)	39,650	(4,543)
Other debt securities	970	(12)	13,327	(622)	14,297	(634)
Total	$15,989	$(401)	$210,425	$(28,843)	$226,414	$(29,244)

	Less than 12 Months		12 Months or more		Total
June 30, 2025	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss
Held-to-maturity
Obligations of state and political subdivisions	$—	$—	$5,026	$(141)	$5,026	$(141)

As of June 30, 2026, there were 404 available-for-sale securities, of which 331 were in an unrealized loss position. Also, there were three held-to-maturity securities all of which were in an unrecognized loss position as of June 30, 2026. The Company evaluates all securities in an unrealized loss position on a quarterly basis to determine if an ACL and corresponding impairment charge should be recorded. Consideration is given to the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment for a period of time sufficient to allow for any anticipated recovery in fair value of the amortized cost. No ACL was recorded in the years ended June 30, 2026 and 2025.

The Company’s mortgage-backed securities and collateralized mortgage obligations were issued by U.S. government-sponsored entities and agencies. The Company does not own any private label mortgage-backed securities. The Company’s municipal bond portfolio consists of tax-exempt and taxable general obligation and revenue bonds to a broad range of counties, towns, school districts, and other essential service providers. As of June 30, 2026, 98.3% of the municipal bonds held in the available-for-sale portfolio had an S&P or Moody’s investment grade rating, and 1.7% were non-rated issues. The municipal bonds in the held-to-maturity portfolio are all non-rated issues to local entities that are also deposit customers. The other debt securities consist of subordinated notes issued by other bank holding companies. The issuers of all securities owned by the Company continue to make timely principal and interest payments under the securities’ contractual terms. The unrealized losses related to these securities have not been recognized into income because the decline in fair value is not attributed to credit quality, management does not intend to sell the securities, and it is not likely that management will be required to sell the securities prior to their anticipated recovery. The unrealized losses on these securities are primarily due to increases in market interest rates over the yields available at the time the underlying securities were purchased and increased credit spreads. The securities’ fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.

Equity Securities

The Company owned equity securities with an amortized cost of $400 and a fair value of $392 as of June 30, 2025. On December 31, 2025, these equity securities were redeemed for their original cost of $400. Therefore, the Company recognized a gain of $8 in other noninterest income during the 2026 fiscal year. During the 2025 fiscal year, an unrealized gain of $11 on these equity securities was recognized in other noninterest income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3—LOANS AND ALLOWANCE FOR CREDIT LOSSES

Major classifications of loans were as follows as of June 30:

	2026	2025
Commercial & Industrial	$150,768	$113,513
Commercial real estate:
Owner occupied	179,197	162,674
Non-owner occupied	179,333	163,768
Farmland	47,293	42,050
Land development	17,714	17,535
1-4 family residential real estate	215,577	201,602
Consumer	147,651	112,316
Total loans	937,533	813,458
Allowance for credit losses	(9,265)	(8,470)
Net loans	$928,268	$804,988

Total loans include net unamortized deferred loan costs of $3,430 and $2,674 as of June 30, 2026 and 2025, respectively.

The following tables present the activity in the allowance for credit losses by portfolio segment for the years ended June 30, 2026 and 2025.

	For the Year Ended June 30, 2026
					1-4 Family
	Commercial	Commercial			Residential
	&	Real		Land	Real
	Industrial	Estate	Farmland	Development	Estate	Consumer	Total

ACL beginning balance	$1,249	$3,446	$118	$266	$2,010	$1,381	$8,470
Provision for expected credit losses	288	199	(13)	(54)	(68)	638	990
Charge-offs	(13)	—	—	—	—	(410)	(423)
Recoveries	10	3	—	—	4	211	228
ACL ending balance	$1,534	$3,648	$105	$212	$1,946	$1,820	$9,265

	For the Year Ended June 30, 2025
					1-4 Family
	Commercial	Commercial			Residential
	&	Real		Land	Real
	Industrial	Estate	Farmland	Development	Estate	Consumer	Total

ACL beginning balance	$1,144	$3,650	$89	$174	$2,018	$855	$7,930
Provision for expected credit losses	357	(204)	29	92	(10)	873	1,137
Charge-offs	(253)	—	—	—	—	(546)	(799)
Recoveries	1	—	—	—	2	199	202
ACL ending balance	$1,249	$3,446	$118	$266	$2,010	$1,381	$8,470

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the amortized cost of non-accrual loans by class as of June 30, 2026 and 2025:

	June 30, 2026
			Interest Income
	Non-accrual	Total	Recognized during
	loans with	Non-accrual	the period on
	no ACL	loans	non-accrual loans
Commercial & Industrial	$58	$58	$—
Commercial real estate:
Owner occupied	—	—	5
1 – 4 family residential real estate	499	619	—
Total	$557	$677	$5

	June 30, 2025			June 30, 2024
			Interest Income
	Non-accrual	Total	Recognized during
	loans with	Non-accrual	the period on	Non-accrual
	no ACL	loans	non-accrual loans	Loans
Commercial & Industrial	$332	$332	$—	$308
Commercial real estate:
Owner occupied	—	—	16	189
1 – 4 family residential real estate	440	598	—	277
Total	$772	$930	$16	$774

The following tables present the aging of the amortized cost of past due loans as of June 30, 2026 and 2025 by class of loans:

	June 30, 2026
							Loans 90
	Days Past Due						Days Past
	30 – 59	60 - 89	90 Days or	Total	Loans Not		Due and
	Days	Days	Greater	Past Due	Past Due	Total	Accruing
Commercial & Industrial	$—	$17	$58	$75	$150,693	$150,768	$—
Commercial real estate:
Owner occupied	242	—	—	242	178,955	179,197	—
Non-owner occupied	—	—	—	—	179,333	179,333	—
Farmland	—	—	—	—	47,293	47,293	—
Land development	—	—	—	—	17,714	17,714	—
1 – 4 family residential real estate	64	127	535	726	214,851	215,577	—
Consumer	187	62	19	268	147,383	147,651	19
Total	$493	$206	$612	$1,311	$936,222	$937,533	$19

The above table includes the recorded investment in non-accrual loans of $21 in the loans not past due category, $63 in the 60 – 89 days past due category, and $593 in the 90 days or greater category.

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

Based on the most recent analysis performed, the following tables present the amortized cost by internal risk category and class of commercial loans as of June 30, 2026:

							Revolving	Revolving
							Loans	Loans
	Term Loans by Fiscal Year of Origination						Amortized	Converted
	2026	2025	2024	2023	2022	Prior	Cost Basis	To Term	Total
Commercial & Industrial
Pass	$36,730	$26,767	$10,019	$11,290	$11,865	$6,098	$46,440	$—	$149,209
Special Mention	—	—	27	72	—	240	237	—	576
Substandard	—	—	—	—	13	137	833	—	983
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial & Industrial	$36,730	$26,767	$10,046	$11,362	$11,878	$6,475	$47,510	$—	$150,768
Current year-to-date gross write-offs	$—	$7	$—	$—	$—	$6	$—	$—	$13
Commercial real estate:
Owner occupied:
Pass	$33,862	$10,939	$15,663	$17,334	$24,449	$56,081	$5,995	$—	$164,323
Special Mention	—	69	1,552	—	162	1,693	9	—	3,485
Substandard	590	2,240	5,850	—	—	2,115	462	132	11,389
Doubtful	—	—	—	—	—	—	—	—	—
Total owner occupied	$34,452	$13,248	$23,065	$17,334	$24,611	$59,889	$6,466	$132	$179,197
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Non-owner occupied:
Pass	$39,915	$24,325	$7,319	$33,454	$17,872	$53,736	$2,712	$—	$179,333
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total non-owner occupied	$39,915	$24,325	$7,319	$33,454	$17,872	$53,736	$2,712	$—	$179,333
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

							Revolving	Revolving
							Loans	Loans
	Term Loans by Fiscal Year of Origination						Amortized	Converted
	2026	2025	2024	2023	2022	Prior	Cost Basis	To Term	Total
Farmland:
Pass	$6,171	$9,494	$1,733	$5,530	$5,005	$18,018	$1,233	$109	$47,293
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total Farmland	$6,171	$9,494	$1,733	$5,530	$5,005	$18,018	$1,233	$109	$47,293
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Land Development:
Pass	$4,609	$5,240	$5,121	$1,891	$295	$558	$—	$—	$17,714
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total Land Development	$4,609	$5,240	$5,121	$1,891	$295	$558	$—	$—	$17,714
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total:
Pass	$121,287	$76,765	$39,855	$69,499	$59,486	$134,491	$56,380	$109	$557,872
Special Mention	—	69	1,579	72	162	1,933	246	—	4,061
Substandard	590	2,240	5,850	—	13	2,252	1,295	132	12,372
Doubtful	—	—	—	—	—	—	—	—	—
Total	$121,877	$79,074	$47,284	$69,571	$59,661	$138,676	$57,921	$241	$574,305

Management monitors the credit risk profile by payment activity for residential and consumer loan classes. Loans past due 90 days or more and loans on nonaccrual are considered nonperforming. The following table presents the amortized cost of residential real estate and consumer loans based on payment status as of June 30, 2026:

							Revolving	Revolving
							Loans	Loans
	Term Loans by Fiscal Year of Origination						Amortized	Converted
	2026	2025	2024	2023	2022	Prior	Cost Basis	To Term	Total
1 – 4 family residential real estate:
Performing	$29,536	$21,886	$14,436	$16,206	$25,730	$74,984	$32,180	$—	$214,958
Nonperforming	—	—	—	180	171	28	240	—	619
Total 1-4 family residential real estate	$29,536	$21,886	$14,436	$16,386	$25,901	$75,012	$32,420	$—	$215,577
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer:
Performing	$76,629	$45,997	$12,534	$8,767	$3,090	$615	$—	$—	$147,632
Nonperforming	—	19	—	—	—	—	—	—	19
Total consumer	$76,629	$46,016	$12,534	$8,767	$3,090	$615	$—	$—	$147,651
Current year-to-date gross write-offs	$22	$63	$23	$139	$132	$31	$—	$—	$410
Total:
Performing	$106,165	$67,883	$26,970	$24,973	$28,820	$75,599	$32,180	$—	$362,590
Nonperforming	—	19	—	180	171	28	240	—	638
Total	$106,165	$67,902	$26,970	$25,153	$28,991	$75,627	$32,420	$—	$363,228

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the amortized cost by internal risk category and class of commercial loans as of June 30, 2025:

							Revolving	Revolving
							Loans	Loans
	Term Loans by Fiscal Year of Origination						Amortized	Converted
	2025	2024	2023	2022	2021	Prior	Cost Basis	To Term	Total
Commercial & Industrial
Pass	$31,506	$13,318	$17,215	$16,821	$4,604	$4,677	$23,164	$91	$111,396
Special Mention	—	411	80	183	375	145	923	—	2,117
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial & Industrial	$31,506	$13,729	$17,295	$17,004	$4,979	$4,822	$24,087	$91	$113,513
Current year-to-date gross write-offs	$49	$40	$—	$—	$64	$—	$—	$100	$253

Commercial real estate:
Owner occupied:
Pass	$12,350	$16,042	$21,391	$26,435	$19,268	$48,946	$4,452	$—	$148,884
Special Mention	2,320	7,582	—	—	619	2,701	411	—	13,633
Substandard	—	—	—	—	—	157	—	—	157
Doubtful	—	—	—	—	—	—	—	—	—
Total owner occupied	$14,670	$23,624	$21,391	$26,435	$19,887	$51,804	$4,863	$—	$162,674
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Non-owner occupied:
Pass	$28,937	$13,970	$35,895	$18,667	$21,883	$42,916	$1,500	$—	$163,768
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total non-owner occupied	$28,937	$13,970	$35,895	$18,667	$21,883	$42,916	$1,500	$—	$163,768
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Farmland:
Pass	$6,063	$1,759	$5,696	$5,648	$5,084	$16,448	$1,225	$127	$42,050
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total Farmland	$6,063	$1,759	$5,696	$5,648	$5,084	$16,448	$1,225	$127	$42,050
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Land Development:
Pass	$4,922	$7,912	$1,950	$324	$332	$494	$1,601	$—	$17,535
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total Land Development	$4,922	$7,912	$1,950	$324	$332	$494	$1,601	$—	$17,535
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total:
Pass	$83,778	$53,001	$82,147	$67,895	$51,171	$113,481	$31,942	$218	$483,633
Special Mention	2,320	7,993	80	183	994	2,846	1,334	—	15,750
Substandard	—	—	—	—	—	157	—	—	157
Doubtful	—	—	—	—	—	—	—	—	—
Total	$86,098	$60,994	$82,227	$68,078	$52,165	$116,484	$33,276	$218	$499,540

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Modifications to Borrowers Experiencing Financial Difficulty

Occasionally, the Company modifies loans to borrowers experiencing financial difficulty to maximize collection of loan balances by providing principal forgiveness, term extension, an other-than insignificant payment delay, or an interest rate reduction. In some cases, the Company may provide multiple types of concessions on one loan. If principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses. There were no modifications of loans to borrowers in financial distress completed during the twelve-month periods ended June 30, 2026 or 2025.

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

June 30, 2026:	Real Estate	Other	ACL
1 – 4 family residential real estate	$120	$—	$8

June 30, 2025:	Real Estate	Other	ACL
1 – 4 family residential real estate	$158	$—	$52

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4—PREMISES AND EQUIPMENT

Major classifications of premises and equipment were as follows as of June 30:

	2026	2025
Land	$3,102	$2,413
Land improvements	630	565
Building and leasehold improvements	17,722	17,583
Furniture, fixture, and equipment	10,109	9,369
Total premises and equipment	31,563	29,930
Accumulated depreciation and amortization	(12,416)	(11,242)
Premises and equipment, net	$19,147	$18,688

Depreciation expenses were $1,286 and $1,157 for the years ended June 30, 2026 and 2025, respectively.

As of June 30, 2026, the Company leased real estate for eight office locations and various equipment under operating lease agreements. The lease agreements have maturity dates ranging from one year or less to May 31, 2035, including extension periods. Lease agreements for four locations have a lease term of 12 months or less and are therefore considered short-term leases. Most leases include one or more options to renew. The exercise of lease renewal options is typically at our sole discretion. Most renewals to extend the lease terms are included in our right-of-use assets and lease liabilities as they are reasonably certain of exercise. As most of our leases do not provide an implicit rate, we use the fully collateralized FHLB borrowing rate, commensurate with the lease terms based on the information available at the lease commencement date in determining the present value of the lease payments. The weighted average remaining life of the lease term for the leases with a term over 12 months was 6.56 years as of June 30, 2026 and the weighted-average discount rate was 2.71%.

Rent expense for all the operating leases was $271 and $230 for the twelve-month periods ending June 30, 2026 and 2025, respectively. As of June 30, 2026, the right-of-use asset, included in premises and equipment, was $757 and the lease liability, included in other liabilities, was $810.

Total estimated rental commitments for the operating leases with a term of over 12 months were as follows as of June 30, 2026:

Period Ending June 30
2027	$163
2028	145
2029	124
2030	115
2031	110
Thereafter	232
Total undiscounted cash flows	$889
Less: present value discount	(79)
Total lease liabilities	$810

NOTE 5 – GOODWILL AND ACQUIRED INTANGIBLE ASSETS

The balance of goodwill was $2,452 as of June 30, 2026 and 2025. The following table summarizes the Company’s acquired intangible assets as of June 30, 2026 and 2025.

	June 30, 2026		June 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core deposit intangible	$565	$321	$565	$264

Goodwill is not amortized but is evaluated for impairment on an annual basis or whenever events or changes in circumstances indicate the asset might be impaired. Impairment exists when a reporting unit’s carrying amount exceeds its fair value. For the goodwill impairment analysis, the Company is the only reporting unit. Management performed a quantitative impairment assessment as of April 30, 2026 which indicated that there was no impairment as of the measurement date. Goodwill is the only intangible asset on the Company’s balance sheet with an indefinite life. Management will continue to monitor its goodwill for possible impairment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The core deposit intangible asset is amortized on a straight-line basis over ten years. The Company recorded intangible amortization expense of $57 in 2026 and $56 in 2025. The intangible amortization expense is expected to be $57 per year for each of the next three fiscal years, $43 in the fourth fiscal year, and $30 in the fifth fiscal year.

NOTE 6—DEPOSITS

Interest-bearing deposits as of June 30, 2026 and 2025 were as follows:

	2026	2025
Demand	$157,021	$153,571
Savings and money market	439,110	379,091
Time:
$250 and over	94,028	74,683
Other	183,975	189,781
Total	$874,134	$797,126

Scheduled maturities of time deposits at June 30, 2026 were as follows:

Twelve Months Ending June 30
2027	$231,068
2028	13,125
2029	3,201
2030	10,547
2031	19,927
Thereafter	135
$278,003

NOTE 7—SHORT-TERM BORROWINGS

As of June 30, 2026 and 2025, short-term borrowings consisted of federal funds purchased, repurchase agreements, and an unsecured line of credit. Information concerning all short-term borrowings maturing in less than one year is summarized as follows:

	2026	2025
Balance at June 30	$29,210	$15,511
Average balance during the year	19,474	20,296
Maximum month-end balance	29,210	27,907
Average interest rate during the year	1.88%	2.28%
Weighted average rate, June 30	2.64%	1.63%

The Company has an unsecured $5,000 line of credit to provide capital support to the holding company that had an outstanding balance of $225 as of June 30, 2026. Repurchase agreements are financing arrangements that mature daily and are used to facilitate the needs of our customers. Physical control of all the securities is maintained for all securities pledged to secure repurchase agreements. Available-for-sale securities pledged for repurchase agreements as of June 30, 2026 and 2025 are presented in the following table:

	Overnight and Continuous
	2026	2025
U.S. government-sponsored entities and agencies	$3,603	$4,035
Mortgage-backed securities – residential	11,709	13,455
Mortgage-backed securities – commercial	3,569	6,721
Collateralized mortgage obligations – residential	2,977	—
Total pledged	$21,858	$24,211
Repurchase agreements	$18,480	$15,511

Total interest expense on short-term borrowings was $366 and $462 for the years ended June 30, 2026 and 2025, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8—FEDERAL HOME LOAN BANK ADVANCES

A summary of Federal Home Loan Bank (FHLB) advances were as follows:

			June 30, 2026		June 30, 2025
	Stated Interest Rate Range			Weighted Average		Weighted Average
Advance Type	From	To	Amount	Rate	Amount	Rate
Fixed rate, amortizing	1.37%	1.37%	$7	1.37%	$51	1.37%
Fixed rate	1.18	3.78	15,700	3.11	17,500	3.66
Variable rate	3.85	3.85	11,300	3.85	5,000	4.51

Each fixed rate advance has a prepayment penalty equal to the present value of 100% of the lost cash flow based upon the difference between the contract rate on the advance and the current rate on a comparable new advance. The following table is a summary of the scheduled principal payments for all advances as of June 30, 2026:

Twelve Months Ending June 30	Principal Payments
2027	$23,007
2030	4,000
Total	$27,007

Pursuant to collateral agreements with FHLB, advances are secured by all the stock invested in the FHLB and certain qualifying first mortgage and multi-family loans. The advances were collateralized by $192,730 and $163,200 of first mortgage and multi-family loans under a blanket lien arrangement at June 30, 2026 and 2025, respectively. Based on this collateral, the Bank was eligible to borrow up to a total of $97,723 in additional advances at June 30, 2026.

NOTE 9—EMPLOYEE BENEFIT PLANS

The Bank maintains a 401(k) savings and retirement plan that permits eligible employees to make before- or after-tax contributions to the plan, subject to the dollar limits from Internal Revenue Service regulations. The Bank matches 100% of the employee’s voluntary contributions to the plan based on the amount of each participant’s contributions up to a maximum of 4% of eligible compensation. All regular full-time and part-time employees who complete 90 days of service and are at least 18 years of age are eligible to participate. Amounts charged to operations were $496 and $432 for the years ended June 30, 2026 and 2025, respectively.

The Bank maintains a nonqualified Salary Continuation Plan (SCP) to reward and encourage certain Bank executives to remain employees of the Bank. The SCP is considered an unfunded plan for tax and Employee Retirement Income Security Act (ERISA) purposes and all obligations arising under the SCP are payable from the general assets of the Company. The estimated present value of future benefits to be paid to certain current and former executives totaled $4,776 as of June 30, 2026 and $4,336 as of June 30, 2025 and is included in other liabilities. For purposes of calculating the present value of future benefits, a discount rate of 5.75% was used to project the liability through June 30, 2026 and 5.50% was used at June 30, 2025. For the years ended June 30, 2026 and 2025, $581 and $479, respectively, have been charged to expense in connection with the SCP. Distributions to participants were $141 for the fiscal year ended June 30, 2026 and $140 for the fiscal year ended June 30, 2025.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes the status of the restricted stock awards and restricted stock units:

	Restricted Stock Awards	Weighted- Average Grant Date Fair Value Per Share	Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share
Non-vested at June 30, 2024	12,761	$19.65	6,051	$18.74
Granted	—	—	9,813	16.09
Vested	(8,159)	20.16	(12,839)	16.54
Non-vested at June 30, 2025	4,602	$18.74	3,025	$18.00
Granted	—	—	20,960	19.42
Vested	(4,602)	18.74	(11,813)	20.00
Non-vested at June 30, 2026	—	$—	12,172	$20.30

There was $314 in expense recognized in fiscal year 2026 and $315 in expense recognized in fiscal year 2025 in connection with the restricted stock units and awards. As of June 30, 2026, there was $163 of total unrecognized compensation expense related to non-vested shares that will be recognized over the next three fiscal years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10—INCOME TAXES

The provision for income taxes from continuing operations consisted of the following components in accordance with ASU 2023-09 for the years ended June 30, calculated utilizing a statutory federal income tax rate of 21%:

Federal Tax Provision	2026	2025
Current	$2,161	$2,115
Deferred	(148)	(458)
Total tax provision from continuing operations*	$2,013	$1,657

* The Company does not have pretax income from continuing foreign operations or foreign tax expense.

Income tax expense for the years ended June 30, 2026, and 2025 differed from the federal statutory rate applied to income before income taxes for the following reasons in accordance with ASU 2023-09 for the year ended June 30:

	2026		2025
	Amount	% of Pretax Income	Amount	% of Pretax Income
U.S. Federal statutory tax rate	$2,767	21.0%	$2,168	21.0%
State and local income taxes, net of federal income tax effect (1)	—	—	—	—
Tax Credits
Affordable housing tax credit (2)	(184)	(1.40)	(118)	(1.14)
Other	(17)	(0.13)	(16)	(0.15)
Nontaxable or Nondeductible Items
Tax-exempt income, net of TEFRA	(459)	(3.48)	(308)	(2.98)
Cash surrender value income	(100)	(0.76)	(82)	(0.79)
Other	6	0.05	13	0.13
Total	$2,013	15.28%	$1,657	16.07%

(1) The Company paid no state income taxes in 2026 and 2025 as the Company mainly pays Ohio financial institution tax.

(2) Includes tax credits, investment amortization and projected tax losses associated with tax-advantaged investments

The tax effects of temporary differences result in deferred income tax assets and liabilities as presented below at June 30:

	2026	2025
Deferred tax assets:
Allowance for credit losses	$2,069	$1,859
Deferred compensation	1,225	1,160
Limited partnership interests	594	503
Deferred income	102	116
Non-accrual loan interest income	19	19
Net unrealized securities loss	4,747	5,995
Other	—	25
Gross deferred tax asset	8,756	9,677

Deferred tax liabilities:
Depreciation	(832)	(771)
Loan fees	(735)	(711)
FHLB stock dividends	(102)	(102)
Prepaid expenses	(252)	(205)
Intangible assets	(373)	(330)
Other	(4)	—
Gross deferred tax liabilities	(2,298)	(2,119)
Net deferred tax asset	$6,458	$7,558

The Company is subject to income tax within U.S. federal and various state jurisdictions and is subject to a capital-based financial institutions tax in the State of Ohio and Pennsylvania. At June 30, 2026 and June 30, 2025, the Company had no unrecognized tax benefits recorded. The Company does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months. There were no interest or penalties recorded for the years ended June 30, 2026 and 2025 and there were no amounts accrued for interest and penalties at June 30, 2026 and 2025. The Company is no longer subject to examination by taxing authorities for years before 2022.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11—RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Bank has granted loans to certain executive officers, directors, and their affiliates. A summary of activity during the year ended June 30, 2026 of related party loans were as follows:

Principal balance, July 1	$5,819
Repayments	(288)
Principal balance, June 30	$5,531

Deposits from executive officers, directors and their affiliates totaled $2,553 at June 30, 2026 and $2,897 at June 30, 2025.

NOTE 12—REGULATORY MATTERS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective-action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. Management believes as of June 30, 2026, the Bank met all capital adequacy requirements to which it was subject.

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

As of fiscal year-end 2026 and 2025, the Company met the definition of a Small Bank Holding Company and, therefore, was exempt from maintaining consolidated regulatory capital ratios. Instead, regulatory capital ratios only apply at the subsidiary bank level. The Basel III Capital Rules include a capital conservation buffer of 2.5% that is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of Common Equity Tier 1 capital to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital.

The following table presents actual and required capital ratios as of June 30, 2026 and June 30, 2025 for the Bank:

	Actual		Minimum Capital Required – Basel III (1)		Minimum Required To Be Considered Well Capitalized
June 30, 2026	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity Tier 1 to risk-weighted assets	$105.2	10.91%	$43.4	4.50%	$62.7	6.50%
Tier 1 capital to risk weighted assets	105.2	10.91	57.9	6.00	77.1	8.00
Total capital to risk weighted assets	115.0	11.93	77.1	8.00	96.4	10.00
Tier 1 capital to average assets	105.2	8.35	50.4	4.00	63.0	5.00

	Actual		Minimum Capital Required - Basel III (1)		Minimum Required To Be Considered Well Capitalized
June 30, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity Tier 1 to risk-weighted assets	$95.7	10.99%	$39.2	4.50%	$56.6	6.50%
Tier 1 capital to risk weighted assets	95.7	10.99	52.2	6.00	69.6	8.00
Total capital to risk weighted assets	104.4	12.00	69.6	8.00	87.0	10.00
Tier 1 capital to average assets	95.7	8.23	46.5	4.00	58.1	5.00
(1)	These amounts exclude the capital conservation buffer.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 2019, the federal banking agencies jointly issued a final rule that provides for an optional, simplified measure of capital adequacy, the community bank leverage ratio framework (CBLR framework), for qualifying community banking organizations, consistent with Section 201 of the Economic Growth, Regulatory Relief, and Consumer Protection Act.

The community bank leverage ratio removes the requirement for qualifying banking organizations to calculate and report risk-based capital but rather only requires a Tier 1 to average assets (leverage) ratio. Qualifying banking organizations that elect to use the community bank leverage ratio framework and that maintain a leverage ratio greater than the required minimum will be considered to have satisfied the generally applicable risk based and leverage capital requirements in the agencies’ capital rules and, if applicable, will be considered to have met the well capitalized ratio requirements for purposes of section 38 of the Federal Deposit Insurance Act. As of June 30, 2026, the community bank leverage ratio minimum requirement was 9%. Effective July 1, 2026, the community bank leverage ratio minimum requirement was lowered to 8%, and management intends to elect the CBLR framework effective September 30, 2026. Based on the Company's capital levels and other qualifying criteria, management believes the Bank will qualify for the CBLR framework upon election.

The Company’s principal source of funds for dividend payment is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. As of June 30, 2026 the Bank could, without prior approval, declare a dividend of approximately $18,899.

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

The Bank evaluates each customer’s credit on a case-by-case basis. The amount of collateral obtained is based on management’s credit evaluation of the customer. The amount of commitments to extend credit and the exposure to credit loss for non-performance by the customer (before considering collateral) was $229,123 and $212,550 as of June 30, 2026 and 2025, respectively. As of June 30, 2026, $176,903 of the commitments carried variable rates and $52,220 carried fixed rates with interest rates ranging from 3.05% to 18.00% with maturity dates from July 2026 to June 2059. As of June 30, 2025, $144,581 of the commitments carried variable rates and $67,969 carried fixed rates with interest rates ranging from 3.05% to 10.25% with maturity dates from July 2025 to August 2060. Financial standby letters of credit were $2,019 and $2,010 as of June 30, 2026 and 2025, respectively. In addition, commitments to extend credit of $11,600 and $12,609 as of June 30, 2026 and 2025, respectively, were available to checking account customers related to the overdraft protection program. Since some loan commitments expire without being used, the amount does not necessarily represent future cash commitments.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Swap assets/liabilities: The fair values of interest rate swap positions, both assets and liabilities, are based on valuation pricing models using an income approach reflecting readily observable market parameters such as interest rate yield curves (Level 2).

Assets and liabilities measured at fair value on a recurring basis are summarized below, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value Measurements at June 30, 2026 Using
	Balance at June 30, 2026	Level 1	Level 2	Level 3
Assets:
Obligations of U.S. treasury	$993	$993	$—	—
Obligations of U.S. government-sponsored entities and agencies	20,579	—	20,579	—
Obligations of states and political subdivisions	80,425	—	80,425	—
U.S. government-sponsored mortgage-backed securities - residential	72,930	—	72,930	—
U.S. government-sponsored mortgage-backed securities - commercial	8,529	—	8,529	—
U.S. government-sponsored collateralized mortgage obligations	59,905	—	59,905	—
Other debt securities	14,223	—	14,223	—
Derivative assets - interest rate swaps	103	—	103	—
Liabilities:
Derivative liabilities – interest rate swaps	103	—	103	—

	Fair Value Measurements at June 30, 2025 Using
	Balance at June 30, 2025	Level 1	Level 2	Level 3
Assets:
Obligations of U.S. treasury	$2,937	$2,937	$—	—
Obligations of U.S. government-sponsored entities and agencies	23,737	—	23,737	—
Obligations of states and political subdivisions	75,459	—	75,459	—
U.S. government-sponsored mortgage-backed securities - residential	80,332	—	80,332	—
U.S. government-sponsored mortgage-backed securities – commercial	7,106	—	7,106	—
U.S. government-sponsored collateralized mortgage obligations	67,061	—	67,061	—
Other debt securities	17,243	—	17,243	—
Equity securities	392	—	392	—

Certain assets and liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. Assets and liabilities measured at fair value on a non-recurring basis include the following:

Collateral Dependent Loans: The fair value of collateral dependent loans with specific allocations of the allowance for credit losses is generally based on recent real estate appraisals. Collateral dependent individually evaluated loans carried at fair value generally receive specific allocations of the allowance for loan losses or are charged down to their fair value. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. There were no collateral dependent individually evaluated loans measured at fair value on a non-recurring basis at June 30, 2026 or June 30, 2025.

Other Real Estate and Repossessed Assets Owned: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. Subsequent to their initial recognition, these assets are remeasured at fair value, which is the lower of cost or fair value less estimated costs to sell, through a write-down included in other noninterest expenses. Real estate owned properties and other repossessed assets, which are primarily vehicles, are evaluated on a quarterly basis for additional impairment and adjusted accordingly. There were no such fair value measurement adjustments recorded during June 30, 2026 or June 30, 2025. As of June 30, 2026 and 2025 there were no other real estate owned and other repossessed assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the estimated fair values of financial instruments that are reported at amortized cost in the Company’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	2026		2025
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Level 1 inputs:
Cash and cash equivalents	$26,263	$26,263	$19,908	$19,908
Level 2 inputs:
Loans held for sale	1,066	1,081	814	833
Accrued interest receivable	4,030	4,030	3,704	3,704
Level 3 inputs:
Securities held-to-maturity	4,308	4,229	5,167	5,026
Loans, net	928,268	900,078	804,988	779,964
Financial Liabilities:
Level 2 inputs:
Demand and savings deposits	842,959	842,959	772,354	772,354
Time deposits	278,003	276,236	264,464	263,250
Short-term borrowings	29,210	29,210	15,511	15,511
Federal Home Loan Bank advances	27,007	26,333	22,551	20,677
Accrued interest payable	511	511	676	676

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

Securities held-to-maturity: The held-to-maturity securities are general obligation and revenue bonds issued by local municipalities. The fair value of these securities is calculated using a spread to the applicable municipal fair market curve resulting in a Level 3 classification.

Time deposits: Fair value of fixed-maturity certificates of deposit was estimated using the rates offered at June 30, 2026 and 2025 for deposits of similar remaining maturities, resulting in Level 2 classification. Estimated fair value does not include the benefit that results from low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market.

Federal Home Loan Bank advances: Fair value of Federal Home Loan Bank advances was estimated using current rates at June 30, 2026 and 2025 for similar financing resulting in a Level 2 classification.

Federal bank and other restricted stocks, at cost: Federal bank and other restricted stocks include stock acquired for regulatory purposes, such as Federal Home Loan Bank stock and Federal Reserve Bank stock that are accounted for at cost due to restrictions placed on their transferability, and, therefore, are not subject to the fair value disclosure requirements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company uses the proportional amortization method to account for its investment. The investment is included in other assets, and the unfunded commitment is included in other liabilities. As a limited partner, there is no recourse to the Company by the creditors of the limited partnership; however, the tax credits are generally subject to recapture should the partnership fail to comply with the applicable government regulations.

The following table summarizes the balances of the affordable housing tax credit investment and related unfunded commitment at June 30, 2026 and June 30, 2025.

	June 30, 2026	June 30, 2025
Affordable housing tax credit investment	$9,335	$9,853
Less: amortization	(962)	(518)
Net affordable housing tax credit investment	$8,373	$9,335
Unfunded commitments	$3,710	$5,035

The following summarizes other information relating to the affordable housing tax credit investment for the twelve-month periods ended June 30, 2026 and 2025.

	Twelve Months Ended June 30,
	2026	2025
Tax credits and other tax benefits recognized	$1,146	$636
Proportional amortization expense included in provision for income taxes	962	518

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16—PARENT COMPANY FINANCIAL STATEMENTS

The condensed financial information of Consumers Bancorp. Inc. (parent company only) follows:

	June 30, 2026	June 30, 2025
Condensed Balance Sheets
Assets:
Cash	$161	$299
Equity securities, at fair value	—	392
Other assets	86	20
Investment in subsidiary	89,942	75,643
Total assets	$90,189	$76,354
Liabilities and Shareholders’ Equity:
Short-term borrowings	$225	$—
Other liabilities	79	83
Total liabilities	$304	$83
Shareholders’ equity	89,885	76,271
Total liabilities & shareholders’ equity	$90,189	$76,354

	Year Ended June 30, 2026	Year Ended June 30, 2025
Condensed Statements of Income and Comprehensive Income
Cash dividends from Bank subsidiary	$1,800	$2,400
Dividend income	17	33
Net change in market value of equity securities	8	11
Interest expense	(12)	—
Other expenses	(319)	(364)
Income before income taxes and equity in undistributed net income of subsidiary	1,494	2,080
Income tax benefit	(66)	(71)
Income before equity in undistributed net income of Bank subsidiary	1,560	2,151
Equity in undistributed net income of subsidiary	9,604	6,516
Net income	$11,164	$8,667
Comprehensive income	$15,859	$14,445

	Year Ended June 30, 2026	Year Ended June 30, 2025
Condensed Statements of Cash Flows
Cash flows from operating activities:
Net income	$11,164	$8,667
Equity in undistributed net income of Bank subsidiary	(9,604)	(6,516)
Net change in market value of equity securities	(8)	(11)
Change in other assets and liabilities	(70)	(11)
Net cash flows from operating activities	1,482	2,129
Cash flows from investing activities:
Redemption of equity securities	400	—
Cash flows from financing activities:
Dividends paid	(2,644)	(2,383)
Issuance of stock-based incentive plan shares	313	212
Net change in short-term borrowings	225	—
Proceeds from dividend reinvestment and stock purchase plan	—	147
Issuance of treasury stock for stock awards	86	165
Net cash flows from financing activities	(2,020)	(1,859)
Change in cash and cash equivalents	(138)	270
Beginning cash and cash equivalents	299	29
Ending cash and cash equivalents	$161	$299

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17—EARNINGS PER SHARE

Basic earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period and is equal to net income divided by the weighted average number of shares outstanding during the period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares that may be issued upon the vesting of restricted stock awards and restricted stock units. There were no restricted stock units that were anti-dilutive for years ending June 30, 2026 and 2025. The following table details the calculation of basic and diluted earnings per share:

	For the year Ended June 30,
	2026	2025
Basic:
Net income available to common shareholders	$11,164	$8,667
Weighted average common shares outstanding	3,147,442	3,133,305
Basic income per share	$3.55	$2.77

Diluted:
Net income available to common shareholders	$11,164	$8,667
Weighted average common shares outstanding	3,147,442	3,133,305
Dilutive effect of restricted stock	384	21
Total common shares and dilutive potential common shares	3,147,826	3,133,326
Dilutive income per share	$3.55	$2.77

NOTE 18–ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive income related to unrealized gains (losses) on available-for-sale securities for the periods ended June 30, 2026 and June 30, 2025, were as follows:

	Pretax	Tax Effect	After-tax	Affected Line Item in Consolidated Statements of Income

Balance as of June 30, 2024	$(35,864)	$7,532	$(28,332)
Net current period other comprehensive income	7,315	(1,537)	5,778
Balance as of June 30, 2025	$(28,549)	$5,995	$(22,554)
Unrealized holding gain on available-for-sale securities arising during the period	5,935	(1,246)	4,689
Amount reclassified from accumulated other comprehensive income	8	(2)	6	(a)(b)
Net current period other comprehensive income	5,943	(1,248)	4,695
Balance as of June 30, 2026	$(22,606)	$4,747	$(17,859)

(a) Securities gain, net

(b) Income tax expense

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 – REVENUE RECOGNITION

The Company accounts for revenues from contracts with customers under ASC 606, Revenue from Contracts with Customers. Interest income, net securities gains (losses), gains from the sale of mortgage loans, derivatives, bank-owned life insurance, and certain credit card fees are not included within the scope of ASC 606. For the revenue streams in the scope of ASC 606, service charges on deposits and electronic banking fees, there are no significant judgments related to the amount and timing of revenue recognition. All the Company's revenue from contracts with customers is recognized within noninterest income.

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

Other income: Other noninterest income consists of other recurring revenue streams such as check order fees, wire transfer fees, rate swap fee income, credit card income, and other miscellaneous revenue streams. Check order income mainly represents fees charged to customers for checks. Wire transfer fees represent revenue from processing wire transfers.

The following table presents the Company's sources of noninterest income for the years ended June 30, 2026 and 2025.

	For the year Ended June 30,
	2026	2025
Noninterest income
In scope of Topic 606:
Service charges on deposit accounts	$1,754	$1,745
Debit card interchange income	2,684	2,475
Other income	475	397

Noninterest income (in scope of Topic 606)	4,913	4,617
Noninterest income (out-of-scope of Topic 606)	1,148	833

Total noninterest income	$6,061	$5,450

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2026 based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in 2013. Based on that assessment, we have concluded that, as of June 30, 2026, our internal control over financial reporting is effective based on those criteria.

Changes In Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the fourth quarter of fiscal year 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B—Other Information

None.

Item 9C—Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10— Directors, Executive Officers and Corporate Governance

The information required by this item is set forth in the Company’s Proxy Statement dated September 10, 2026, under the captions “Election of Directors,” “Directors and Executive Officers,” “The Board of Directors and its Committees,” “Delinquent Section 16(a) Reports,” and “Certain Transactions and Relationships and Legal Proceedings,” and is incorporated herein by reference.

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

Item 11—Executive Compensation

The information required by this item is set forth in the Company’s Proxy Statement dated September 10, 2026 under the captions “Director Compensation,” “Executive Compensation,” “Defined Contribution Plan,” “Outstanding Equity Awards at Fiscal Year-End,” and “Salary Continuation Program,” and is incorporated herein by reference.

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth information about common stock authorized for issuance, segregated between stock-based compensation plans approved by shareholders and stock-based compensation plans not approved by shareholders, as of June 30, 2026. Additional information regarding stock-based compensation plans is presented in Note 9 - Employee Benefit Plans to the Consolidated Financial Statements located elsewhere in this report.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities issuable under outstanding options, warrants and rights)
Plans approved by shareholders	—	—	168,787
Plans not approved by shareholders	—	—	—
Total	—	—	168,787

The remaining information required by this item is set forth in the Company’s Proxy Statement, dated September 10, 2026 under the caption “Security Ownership of Certain Beneficial Owners,” and is incorporated herein by reference.

Item 13—Certain Relationships and Related Transactions, and Director Independence

The information required by this item is set forth in the Company’s Proxy Statement, dated September 10, 2026, under the caption “Certain Transactions and Relationships and Legal Proceedings,” and is incorporated herein by reference.

Item 14— Principal Accountant Fees and Services

Our independent registered public accounting firm is Plante & Moran, PLLC, Cleveland, OH (PCAOB ID: 00166).

The information required by this item is set forth in the Company’s Proxy Statement, dated September 10, 2026, under the caption “Principal Accountant Fees and Services,” and is incorporated herein by reference.

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

CONSUMERS BANCORP, INC.

Date: September 10, 2026	By:	/s/ Ralph J. Lober II
President and Chief Executive Officer (principal executive officer)

	By:	/s/ Renee K. Wood
Chief Financial Officer and Treasurer (principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 10, 2026.

Signatures	Signatures

/s/ Frank L. Paden	/s/ Richard T. Kiko, Jr.
Frank L. Paden Chairman of the Board of Directors	Richard T. Kiko, Jr. Vice Chairman of the Board of Directors

/s/ Ralph J. Lober II	/s/ Renee K. Wood
Ralph J. Lober II President, Chief Executive Officer and Director (principal executive officer)	Renee K. Wood Chief Financial Officer and Treasurer (principal financial officer)

/s/ David R. Bickerton	/s/ Ann M. Gano
David R. Bickerton Director	Ann M. Gano Director

/s/ Joseph A. Gerzina	/s/ Bradley Goris
Joseph A. Gerzina Director	Bradley Goris Director

/s/ Shawna L. L’Italien	/s/ Laurie L. McClellan
Shawna L. L’Italien Director	Laurie L. McClellan Director

/s/ John W. Parkinson	/s/ Michael A. Wheeler
John W. Parkinson Director	Michael A. Wheeler Director