Form 10-Q
period 2026-09-30
CONSUMERS BANCORP INC /OH/
filed 2026-11-10
CIK 1006830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2026

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

There were 3,161,071 shares of Registrant’s common stock, no par value, outstanding as of November 9, 2026.

CONSUMERS BANCORP, INC. FORM 10-Q QUARTER ENDED SEPTEMBER 30, 2026

Table of Contents

Page Number (s)

Part I – Financial Information

Item 1 – Financial Statements
Consolidated Balance Sheets at September 30, 2026 (unaudited) and June 30, 2026	1

Consolidated Statements of Income for the three months ended September 30, 2026 and 2025 (unaudited)	2

Consolidated Statements of Comprehensive Income for the three months ended September 30, 2026 and 2025 (unaudited)	3

Statements of Changes in Shareholders’ Equity for the three months ended September 30, 2026 and 2025 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2026 and 2025 (unaudited)	5

Notes to the Consolidated Financial Statements (unaudited)	6-21

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	22-29

Item 3 – Not Applicable for Smaller Reporting Companies

Item 4 – Controls and Procedures	30
Part II – Other Information
Item 1 – Legal Proceedings	31

Item 1A – Not Applicable for Smaller Reporting Companies	31

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3 – Defaults Upon Senior Securities	31
,
Item 4 – Mine Safety Disclosure	31

Item 5 – Other Information	31

Item 6 – Exhibits	31

Signatures	32

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

CONSUMERS BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)	September 30, 2026 (unaudited)	June 30, 2026
ASSETS
Cash on hand and noninterest-bearing deposits in financial institutions	$21,633	$25,879
Federal funds sold and interest-bearing deposits in financial institutions	137	384
Total cash and cash equivalents	21,770	26,263
Securities, available-for-sale	242,495	257,584
Securities, held-to-maturity (fair value of $3,939 at September 30, 2026 and $4,229 at June 30, 2026)	4,196	4,308
Other equity securities, at cost	2,949	3,159
Loans held for sale	1,396	1,066
Total loans	968,361	937,533
Less allowance for credit losses	(9,649)	(9,265)
Net loans	958,712	928,268
Cash surrender value of life insurance	15,790	15,663
Premises and equipment, net	19,197	19,147
Goodwill	2,452	2,452
Core deposit intangible, net	230	244
Accrued interest receivable and other assets	24,634	22,219
Total assets	$1,293,821	$1,280,373

LIABILITIES
Deposits
Noninterest-bearing demand	$242,837	$246,828
Interest bearing demand	157,463	157,021
Savings	461,037	439,110
Time	284,347	278,003
Total deposits	1,145,684	1,120,962

Short-term borrowings	31,497	29,210
Federal Home Loan Bank advances	22,000	27,007
Accrued interest and other liabilities	12,282	13,309
Total liabilities	1,211,463	1,190,488
Commitments and contingent liabilities	—	—

SHAREHOLDERS’ EQUITY
Preferred stock (no par value, 350,000 shares authorized, none outstanding)	—	—
Common stock (no par value, 8,500,000 shares authorized; 3,209,511 and 3,205,369 shares issued as of September 30, 2026 and June 30, 2026, respectively)	22,022	21,934
Retained earnings	88,680	86,338
Treasury stock, at cost (48,639 common shares as of September 30, 2026 and June 30, 2026)	(528)	(528)
Accumulated other comprehensive loss	(27,816)	(17,859)
Total shareholders’ equity	82,358	89,885
Total liabilities and shareholders’ equity	$1,293,821	$1,280,373

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months ended September 30,
(Dollars in thousands, except per share amounts)	2026	2025

Interest and dividend income
Loans, including fees	$13,977	$12,086
Securities, taxable	1,555	1,722
Securities, tax-exempt	558	484
Equity securities	—	9
Other equity securities	42	35
Federal funds sold and other interest-bearing deposits	15	56
Total interest and dividend income	16,147	14,392
Interest expense
Deposits	5,163	4,710
Short-term borrowings	91	77
Federal Home Loan Bank advances	112	60
Total interest expense	5,366	4,847
Net interest income	10,781	9,545
Provision for credit losses on loans	415	320
Provision for credit losses on unfunded commitments	10	(35)
Net interest income after provision for credit losses	10,356	9,260

Noninterest income
Service charges on deposit accounts	451	441
Debit card interchange income	697	670
Mortgage banking activity	136	128
Bank owned life insurance income	127	108
Securities losses, net	(12)	—
Other	186	122
Total noninterest income	1,585	1,469

Noninterest expenses
Salaries and employee benefits	4,840	4,233
Occupancy and equipment	1,067	1,006
Data processing expenses	253	223
Debit card processing expenses	410	393
Professional and director fees	316	317
FDIC assessments	231	196
Franchise taxes	167	152
Marketing and advertising	281	251
Telephone and network communications	95	82
Amortization of intangible	14	14
Other	671	751
Total noninterest expenses	8,345	7,618
Income before income taxes	3,596	3,111
Income tax expense	558	477
Net income	$3,038	$2,634

Basic and diluted earnings per share	$0.96	$0.84

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)	Three Months Ended September 30,
	2026	2025

Net income	$3,038	$2,634

Other comprehensive income (loss), net of tax:
Net change in unrealized losses on securities available-for-sale:
Unrealized (losses) gains arising during the period	(12,617)	4,175
Reclassification adjustment for net losses included in income	12	—
Net unrealized (losses) gains	(12,605)	4,175
Income tax effect	2,648	(876)
Other comprehensive (loss) income	(9,957)	3,299

Total comprehensive (loss) income	$(6,919)	$5,933

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share data)	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, June 30, 2026	$21,934	$86,338	$(528)	$(17,859)	$89,885
Net income	—	3,038	—	—	3,038
Other comprehensive income	—	—	—	(9,957)	(9,957)
Issuance of 4,142 stock-based incentive shares, net of forfeitures	—	—	—	—	—
Restricted stock expense	88	—	—	—	88
Cash dividends declared ($0.22 per share)	—	(696)	—	—	(696)
Balance, September 30, 2026	$22,022	$88,680	$(528)	$(27,816)	$82,358

(Dollars in thousands, except per share data)	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, June 30, 2025	$21,590	$77,818	$(583)	$(22,554)	$76,271
Net income	—	2,634	—	—	2,634
Other comprehensive income	—	—	—	3,299	3,299
Restricted stock expense	79	—	—	—	79
Cash dividends declared ($0.21 per share)	—	(661)	—	—	(661)
Balance, September 30, 2025	$21,669	$79,791	$(583)	$(19,255)	$81,622

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)	Three Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net cash from operating activities	$2,565	$2,535
Cash flow from investing activities
Purchases of securities, available-for-sale	(7,356)	(468)
Maturities, calls and principal pay downs of securities, available-for-sale	8,257	9,699
Sale of securities, available-for-sale	1,654	—
Principal pay downs of securities, held-to-maturity	112	109
Net change in Federal Home Loan Bank stock, at cost	210	689
Net increase in loans	(30,859)	(21,505)
Purchase of bank owned life insurance	—	(1,920)
Premises and equipment purchases	(382)	(319)
Net cash used in investing activities	(28,364)	(13,715)
Cash flow from financing activities
Net increase in deposit accounts	24,722	32,825
Net change in short-term borrowings	2,287	4,289
Proceeds from Federal Home Loan advances	18,000	—
Repayments of Federal Home Loan Bank advances	(23,007)	(18,513)
Dividends paid	(696)	(661)
Net cash from financing activities	21,306	17,940
(Decrease) increase in cash or cash equivalents	(4,493)	6,760
Cash and cash equivalents, beginning of period	26,263	19,908
Cash and cash equivalents, end of period	$21,770	$26,668

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$5,428	$4,903
Federal income taxes	—	250

See accompanying notes to consolidated financial statements.

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except per share amounts)

Note 1 – Summary of Significant Accounting Policies:

Nature of Operations: Consumers Bancorp, Inc. (the Company) is a bank holding company headquartered in Minerva, Ohio that provides, through its banking subsidiary, Consumers National Bank (the Bank), a broad array of products and services throughout its primary market area of Carroll, Columbiana, Jefferson, Mahoning, Stark, Summit, and contiguous counties in Ohio, Pennsylvania, and West Virginia. The Bank’s business involves attracting deposits from businesses and individual customers and using such deposits to originate commercial, mortgage and consumer loans in its primary market area. CNB Investment Co. is a wholly-owned subsidiary of the Bank that was formed for the primary purpose of investing in municipal securities and is disclosed as part of the Bank.

Basis of Presentation: The consolidated financial statements for interim periods are unaudited and reflect all adjustments (consisting of only normal recurring adjustments), which, in the opinion of management, are necessary to present fairly the financial position and results of operations and cash flows for the periods presented. The unaudited financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by accounting principles generally accepted in the United States of America. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended June 30, 2026. The results of operations for the interim period disclosed herein are not necessarily indicative of the results that may be expected for a full year.

The consolidated financial statements include the accounts of the Company and the Bank. All significant inter-company transactions and accounts have been eliminated in consolidation.

Segment Information: The Company operates as a single reportable segment, banking. The Chief Executive Officer, who serves as the chief operating decision maker (CODM), evaluates financial performance and allocates resources based on consolidated results. Although the CODM reviews revenue and credit loss information by product and service, expense activities and overall performance are managed on a company-wide basis. Consolidated net income is the primary measure used to assess performance, allocate resources, support strategic initiatives, and evaluate capital return decisions. Segment assets equal total assets reported on the Consolidated Balance Sheets, and segment net income equals net income reported on the Consolidated Statements of Income. All operations are conducted within the United States.

Reclassifications: Certain items in prior financial statements have been reclassified to conform to the current presentation. Any reclassifications had no impact on prior year net income or shareholders’ equity.

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(continued) (Unaudited)

(Dollars in thousands, except per share amounts)

Note 2 – Securities

Debt securities

The following tables summarize the amortized cost, fair value, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss on the Company’s debt securities available-for-sale and gross unrecognized losses on the Company’s debt securities held-to-maturity as of September 30, 2026, and June 30, 2026:

Available –for-Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2026
Obligations of U.S. government-sponsored entities and agencies	$23,254	$2	$(2,621)	$20,635
Obligations of state and political subdivisions	86,388	—	(12,298)	74,090
U.S. Government-sponsored mortgage-backed securities–residential	81,787	1	(12,581)	69,207
U.S. Government-sponsored mortgage-backed securities– commercial	9,853	—	(1,720)	8,133
U.S. Government-sponsored collateralized mortgage obligations– residential	61,268	59	(5,901)	55,426
Other debt securities	15,156	79	(231)	15,004
Total securities available-for-sale	$277,706	$141	$(35,352)	$242,495

Held-to-Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
September 30, 2026
Obligations of state and political subdivisions	$4,196	$—	$(257)	$3,939

Available-for-sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2026
Obligation of U.S Treasury	$999	$—	$(6)	$993
Obligations of U.S. government-sponsored entities and agencies	22,664	1	(2,086)	20,579
Obligations of state and political subdivisions	85,451	260	(5,286)	80,425
U.S. Government-sponsored mortgage-backed securities - residential	82,801	38	(9,909)	72,930
U.S. Government-sponsored mortgage-backed securities - commercial	9,866	—	(1,337)	8,529
U.S. Government-sponsored collateralized mortgage obligations – residential	64,065	193	(4,353)	59,905
Other debt securities	14,344	129	(250)	14,223
Total securities available-for-sale	$280,190	$621	$(23,227)	$257,584

Held-to-maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
June 30, 2026
Obligations of state and political subdivisions	$4,308	$—	$(79)	$4,229

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(continued) (Unaudited)

(Dollars in thousands, except per share amounts)

Proceeds from the sale of available-for-sale securities were as follows:

	Three Months Ended September 30,
	2026	2025
Proceeds from sales	$1,654	—
Gross realized losses	(12)	—

For the three-month period ending September 30, 2026, the income tax benefit related to the realized losses was $2.

The amortized cost and fair values of debt securities as of September 30, 2026, by expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

Available-for-Sale	Amortized Cost	Estimated Fair Value
Due in one year or less	$2,347	$2,314
Due after one year through five years	29,983	28,240
Due after five years through ten years	31,470	28,948
Due after ten years	60,998	50,227
Total	124,798	109,729

U.S. Government-sponsored mortgage-backed and related securities	152,908	132,766
Total securities available-for-sale	$277,706	$242,495

Held-to-Maturity
Due after one year through five years	$1,282	$1,234
Due after five years through ten years	2,914	2,705
Total securities held-to-maturity	$4,196	$3,939

Securities with a carrying value of approximately $136,718 and $147,846 were pledged at September 30, 2026, and June 30, 2026, respectively, to secure public deposits and commitments as required or permitted by law.

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(continued) (Unaudited)

(Dollars in thousands, except per share amounts)

The following tables summarize the debt securities with unrealized and unrecognized losses as of September 30, 2026, and June 30, 2026, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or more		Total
Available-for-sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2026
Obligations of U.S. government-sponsored entities and agencies	$2,788	$(74)	$17,214	$(2,547)	$20,002	$(2,621)
Obligations of state and political subdivisions	28,552	(2,307)	44,788	(9,991)	73,340	(12,298)
U.S. Government-sponsored mortgage-backed securities – residential	12,340	(496)	56,858	(12,085)	69,198	(12,581)
U.S. Government-sponsored mortgage-backed securities – commercial	1,262	(60)	6,871	(1,660)	8,133	(1,720)
U.S. Government-sponsored collateralized mortgage obligations - residential	24,898	(750)	28,625	(5,151)	53,523	(5,901)
Other debt securities	2,454	(54)	7,135	(177)	9,589	(231)
Total	$72,294	$(3,741)	$161,491	$(31,611)	$233,785	$(35,352)

	Less than 12 Months		12 Months or more		Total
Held-to-Maturity	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss
September 30, 2026
Obligations of state and political subdivisions	$3,023	$(224)	$916	$(33)	$3,939	$(257)

	Less than 12 Months		12 Months or more		Total
Available-for-sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2026
Obligations of U.S. Treasury	$—	$—	$993	$(6)	$993	$(6)
Obligations of U.S. government-sponsored entities and agencies	1,412	(9)	18,049	(2,077)	19,461	(2,086)
Obligations of state and political subdivisions	9,369	(62)	51,239	(5,224)	60,608	(5,286)
U.S. Government-sponsored mortgage-backed securities – residential	6,497	(56)	61,392	(9,853)	67,889	(9,909)
U.S. Government-sponsored mortgage-backed securities – commercial	1,304	(19)	7,225	(1,318)	8,529	(1,337)
U.S. Government-sponsored collateralized mortgage obligations - residential	18,268	(256)	28,461	(4,097)	46,729	(4,353)
Other debt securities	3,414	(46)	7,305	(204)	10,719	(250)
Total	$40,264	$(448)	$174,664	$(22,779)	$214,928	$(23,227)

	Less than 12 Months		12 Months or more		Total
Held-to-Maturity	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss
June 30, 2026
Obligations of state and political subdivisions	$3,296	$(63)	$933	$(16)	$4,229	$(79)

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(continued) (Unaudited)

(Dollars in thousands, except per share amounts)

At September 30, 2026, the Company’s portfolio consisted of 408 securities, of which 393 were available-for-sale and 3 were held-to-maturity securities in unrealized or unrecognized loss positions. As of September 30, 2026, no allowance for credit losses has been recognized on securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality. This is based upon our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our available-for-sale securities.

The Company’s mortgage-backed securities and collateralized mortgage obligations were issued by U.S. government-sponsored entities and agencies. The Company does not own any private label mortgage-backed securities. The Company’s municipal bond portfolio consists of tax-exempt and taxable general obligation and revenue bonds to a broad range of counties, towns, school districts, and other essential service providers. As of September 30, 2026, 98.3% of the municipal bonds held in the available-for-sale portfolio had an S&P or Moody’s investment grade rating, and 1.7% were non-rated issues. The municipal bonds in the held-to-maturity portfolio are all non-rated issues to local entities that also are deposit customers. The other debt securities consist of subordinated notes issued by other bank holding companies.

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

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(continued) (Unaudited)

(Dollars in thousands, except per share amounts)

Note 3 – Loans and Allowance for Credit Losses

The following table presents loans by major category.

	September 30, 2026	June 30, 2026
Commercial & Industrial	$146,818	$150,768
Commercial real estate:
Owner occupied	179,202	179,197
Non-owner occupied	193,134	179,333
Farmland	48,758	47,293
Land Development	14,782	17,714
1 – 4 family residential real estate	220,499	215,577
Consumer	165,168	147,651
Total loans	968,361	937,533
Allowance for credit losses	(9,649)	(9,265)
Net Loans	$958,712	$928,268

Total loans include net unamortized deferred loan costs of $3,929 as of September 30, 2026 and $3,430 as of June 30, 2026.

The following table presents the activity in the allowance for credit losses by portfolio segment for the three months ended September 30, 2026.

	Commercial	Commercial			1-4 Family
	&	Real		Land	Residential
	Industrial	Estate	Farmland	Development	Real Estate	Consumer	Total

ACL beginning balance	$1,534	$3,648	$105	$212	$1,946	$1,820	$9,265
Provision for expected credit losses	4	145	3	(30)	37	256	415
Charge-offs	—	—	—	—	(15)	(31)	(46)
Recoveries	—	—	—	—	1	14	15
ACL ending balance	$1,538	$3,793	$108	$182	$1,969	$2,059	$9,649

The following table presents the activity in the allowance for credit losses by portfolio segment for the three months ended September 30, 2025.

					1-4 Family
	Commercial	Commercial			Residential
	&	Real		Land	Real
	Industrial	Estate	Farmland	Development	Estate	Consumer	Total

ACL beginning balance	$1,249	$3,446	$118	$266	$2,010	$1,381	$8,470
Provision for expected credit losses	54	91	1	(3)	28	149	320
Charge-offs	—	—	—	—	—	(123)	(123)
Recoveries	—	—	—	—	—	42	42
ACL ending balance	$1,303	$3,537	$119	$263	$2,038	$1,449	$8,709

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(continued) (Unaudited)

(Dollars in thousands, except per share amounts)

The following table presents the amortized cost of non-accrual loans by class as of September 30, 2026. There was no interest income recognized on non-accrual loans for the three-month period ended September 30, 2026.

	September 30, 2026
	Non-accrual	Total
	loans with	Non-accrual
	no ACL	Loans

Commercial & Industrial	$58	$58
1 – 4 family residential real estate	534	534
Total	$592	$592

The following table presents the amortized cost of non-accrual loans by class as of June 30, 2026 and the interest income recognized on non-accrual loans for the three-month period ended September 30, 2025:

	June 30, 2026		Three months ended September 30, 2025
			Interest Income
	Non-accrual	Total	recognized during
	loans with	Non-accrual	the period on
	no ACL	loans	non-accrual loans
Commercial & Industrial	$58	$58	$—
Commercial real estate:
Owner occupied	—	—	2
1 – 4 family residential real estate	499	619	—
Total	$557	$677	$2

The following table presents the aging of the amortized cost of past due loans as of September 30, 2026 by class of loans:

							Loans 90
	Days Past Due						Days Past
	30 – 59	60 - 89	90 Days or	Total	Loans Not		Due and
	Days	Days	Greater	Past Due	Past Due	Total	Accruing
Commercial & Industrial	$—	$—	$58	$58	$146,760	$146,818	$—
Commercial real estate:
Owner occupied	282	—	—	282	178,920	179,202	—
Non-owner occupied	—	—	—	—	193,134	193,134	—
Farmland	—	—	—	—	48,758	48,758	—
Land development	—	—	—	—	14,782	14,782	—
1 – 4 family residential real estate	3	150	532	685	219,814	220,499	—
Consumer	196	5	8	209	164,959	165,168	8
Total	$481	$155	$598	$1,234	$967,127	$968,361	$8

The above table of past due loans includes the recorded investment in non-accrual loans of $2 in the 30-59 days past due category and $590 in the 90 days or greater category.

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(continued) (Unaudited)

(Dollars in thousands, except per share amounts)

The following table presents the aging of the amortized cost of past due loans as of June 30, 2026 by class of loans:

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

Modifications to Borrowers Experiencing Financial Difficulty

Occasionally, the Company modifies loans to borrowers experiencing financial difficulty to maximize collection of loan balances by providing principal forgiveness, term extension, an other than insignificant payment delay, or an interest rate reduction. In some cases, the Company may provide multiple types of concessions on one loan. If principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses. There were no modifications of loans to borrowers experiencing financial difficulty completed during the three-month periods ending September 30, 2026 and 2025.

Collateral Dependent Loans

A loan is considered collateral dependent when, based upon management's assessment, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. In such cases, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for estimated selling costs if satisfaction of the loan depends on the sale of the collateral. As of September 30, 2026, there were no loans considered collateral dependent. As of June 30, 2026, there was one 1-4 family residential real estate loan that was collateral dependent with an amortized cost of $120 and $8 of the allowance for credit losses allocated to it.

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
(continued) (Unaudited)

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

Based on the most recent analysis performed, the following tables present the amortized cost by internal risk category and class of loans as of September 30, 2026:

							Revolving	Revolving
							Loans	Loans
	Term Loans by Fiscal Year of Origination						Amortized	Converted
	2027	2026	2025	2024	2023	Prior	Cost Basis	To Term	Total
Commercial & Industrial
Pass	$12,420	$34,002	$25,474	$9,357	$8,786	$17,307	$37,762	$—	$145,108
Special Mention	—	—	—	27	67	232	333	—	659
Substandard	—	—	—	—	—	142	909	—	1,051
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial & Industrial	$12,420	$34,002	$25,474	$9,384	$8,853	$17,681	$39,004	$—	$146,818
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate:
Owner occupied:
Pass	$2,218	$36,930	$9,394	$15,512	$17,102	$77,131	$6,779	$—	$165,066
Special Mention	—	—	68	1,521	—	1,549	8	—	3,146
Substandard	—	586	2,228	5,835	—	2,072	139	130	10,990
Doubtful	—	—	—	—	—	—	—	—	—
Total owner occupied	$2,218	$37,516	$11,690	$22,868	$17,102	$80,752	$6,926	$130	$179,202
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Non-owner occupied:
Pass	$14,685	$42,514	$24,125	$7,060	$32,409	$69,968	$2,373	$—	$193,134
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total non-owner occupied	$14,685	$42,514	$24,125	$7,060	$32,409	$69,968	$2,373	$—	$193,134
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Farmland:
Pass	$180	$7,351	$9,462	$1,730	$5,480	$22,670	$1,780	$105	$48,758
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total Farmland	$180	$7,351	$9,462	$1,730	$5,480	$22,670	$1,780	$105	$48,758
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(continued) (Unaudited)

(Dollars in thousands, except per share amounts)

							Revolving	Revolving
							Loans	Loans
	Term Loans by Fiscal Year of Origination						Amortized	Converted
	2027	2026	2025	2024	2023	Prior	Cost Basis	To Term	Total
Land Development:
Pass	$135	$5,985	$2,383	$3,578	$1,876	$825	$—	$—	$14,782
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total Land Development	$135	$5,985	$2,383	$3,578	$1,876	$825	$—	$—	$14,782
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total:
Pass	$29,638	$126,782	$70,838	$37,237	$65,653	$187,901	$48,694	$105	$566,848
Special Mention	—	—	68	1,548	67	1,781	341	—	3,805
Substandard	—	586	2,228	5,835	—	2,214	1,048	130	12,041
Doubtful	—	—	—	—	—	—	—	—	—
Total	$29,638	$127,368	$73,134	$44,620	$65,720	$191,896	$50,083	$235	$582,694

Management monitors the credit risk profile by payment activity for residential and consumer loan classes. Loans past due 90 days or more and loans on nonaccrual are considered nonperforming. The following table presents the amortized cost of residential real estate and consumer loans based on payment status as of September 30, 2026:

							Revolving	Revolving
							Loans	Loans
	Term Loans by Fiscal Year of Origination						Amortized	Converted
	2027	2026	2025	2024	2023	Prior	Cost Basis	To Term	Total
1 – 4 family residential real estate:
Performing	$8,659	$30,765	$21,474	$13,811	$16,046	$94,435	$34,775	$—	$219,965
Nonperforming	—	—	—	—	60	234	240	—	534
Total 1-4 family residential real estate	$8,659	$30,765	$21,474	$13,811	$16,106	$94,669	$35,015	$—	$220,499
Current year-to-date gross write-offs	$—	$—	$—	$—	$15	$—	$—	$—	$15
Consumer:
Performing	$29,634	$72,984	$41,645	$10,963	$7,272	$2,662	$—	$—	$165,160
Nonperforming	—	—	—	—	—	8	—	—	8
Total consumer	$29,634	$72,984	$41,645	$10,963	$7,272	$2,670	$—	$—	$165,168
Current year-to-date gross write-offs	$13	$—	$8	$—	$6	$4	$—	$—	$31
Total:
Performing	$38,293	$103,749	$63,119	$24,774	$23,318	$97,097	$34,775	$—	$385,125
Nonperforming	—	—	—	—	60	242	240	—	542
Total	$38,293	$103,749	$63,119	$24,774	$23,378	$97,339	$35,015	$—	$385,667

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(continued) (Unaudited)

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

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(continued) (Unaudited)

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

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(continued) (Unaudited)

(Dollars in thousands, except per share amounts)

Assets and liabilities measured at fair value on a recurring basis are summarized below, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Balance at September 30,	Fair Value Measurements at September 30, 2026
	2026	Level 1	Level 2	Level 3
Assets:
Obligations of U.S. government-sponsored entities and agencies	$20,635	$—	$20,635	$—
Obligations of state and political subdivisions	74,090	—	74,090	—
U.S. Government-sponsored mortgage-backed securities – residential	69,207	—	69,207	—
U.S. Government-sponsored mortgage-backed securities – commercial	8,133	—	8,133	—
U.S. Government-sponsored collateralized mortgage obligations - residential	55,426	—	55,426	—
Other debt securities	15,004	—	15,004	—
Derivative assets – interest rate swaps	571	—	571	—
Liabilities:
Derivative liabilities – interest rate swaps	571	—	571	—

	Balance at June 30,	Fair Value Measurements at June 30, 2026
	2026	Level 1	Level 2	Level 3
Assets:
Obligations of U.S. treasury	$993	$993	$—	$—
Obligations of U.S. government-sponsored entities and agencies	20,579	—	20,579	—
Obligations of state and political subdivisions	80,425	—	80,425	—
U.S. government-sponsored mortgage-backed securities - residential	72,930	—	72,930	—
U.S. government-sponsored mortgage-backed securities - commercial	8,529	—	8,529	—
U.S. government-sponsored collateralized mortgage obligations - residential	59,905	—	59,905	—
Other debt securities	14,223	—	14,223	—
Derivative assets – interest rate swaps	103	—	103	—
Liabilities:
Derivative liabilities – interest rate swaps	103	—	103	—

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

Collateral Dependent Loans: The fair value of collateral dependent loans with specific allocations of the allowance for credit losses is generally based on recent real estate appraisals. Collateral dependent individually evaluated loans carried at fair value generally receive specific allocations of the allowance for credit losses or are charged down to their fair value. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. There were no collateral dependent individually evaluated loans measured at fair value on a non-recurring basis at September 30, 2026 or June 30, 2026.

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(continued) (Unaudited)

(Dollars in thousands, except per share amounts)

Other Real Estate and Repossessed Assets Owned: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. Subsequent to their initial recognition, these assets are remeasured at fair value, which is the lower of cost or fair value less estimated costs to sell, through a write-down included in other non-interest expense. Real estate owned properties and other repossessed assets, which are primarily vehicles, are evaluated on a quarterly basis for additional impairment and adjusted accordingly. There were no such fair value measurement adjustments recorded during the three-month periods ended September 30, 2026 or 2025. There was no other real estate or repossessed assets owned as of September 30, 2026 or June 30, 2026.

The following table shows the estimated fair values of financial instruments that are reported at amortized cost in the Company’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	September 30, 2026		June 30, 2026
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Level 1 inputs:
Cash and cash equivalents	$21,770	$21,770	$26,263	$26,263
Level 2 inputs:
Loans held for sale	1,396	1,425	1,066	1,081
Accrued interest receivable	4,320	4,320	4,030	4,030
Level 3 inputs:
Securities held-to-maturity	4,196	3,939	4,308	4,229
Loans, net	958,712	943,135	928,268	900,078
Financial Liabilities:
Level 2 inputs:
Demand and savings deposits	861,337	861,337	842,959	842,959
Time deposits	284,347	281,791	278,003	276,236
Short-term borrowings	31,497	31,497	29,210	29,210
Federal Home Loan Bank advances	22,000	21,291	27,007	26,333
Accrued interest payable	449	449	511	511

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
(continued) (Unaudited)

(Dollars in thousands, except per share amounts)

Time deposits: Fair value of fixed-maturity certificates of deposit was estimated using the rates offered at September 30, 2026, and June 30, 2026 for deposits of similar remaining maturities, resulting in Level 2 classification. Estimated fair value does not include the benefit that results from low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market.

Federal Home Loan Bank advances: Fair value of Federal Home Loan Bank advances was estimated using current rates at September 30, 2026 and June 30, 2026 for similar financing resulting in a Level 2 classification.

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

The following table summarizes the balances of the affordable housing tax credit investment and related unfunded commitment at September 30, 2026, and June 30, 2026.

	September 30, 2026	June 30, 2026
Affordable housing tax credit investment	$8,373	$9,335
Less: amortization	(257)	(962)
Net affordable housing tax credit investment	$8,116	$8,373
Unfunded commitments	$2,788	$3,710

The following summarizes other information relating to the affordable housing tax credit investment for the three-month periods ended September 30, 2026, and 2025.

	Three Months Ended September 30,
	2026	2025
Tax credits and other tax benefits recognized	$305	$251
Proportional amortization expense included in provision for income taxes	257	204

CONSUMERS BANCORP, INC.
Notes to the Consolidated Financial Statements
(continued) (Unaudited)

(Dollars in thousands, except per share amounts)

Note 6 – Earnings Per Share

Basic earnings per share are the amount of earnings available to each share of common stock outstanding during the reporting period and is equal to net income divided by the weighted average number of shares outstanding during the period. Diluted earnings per share are the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares that may be issued upon the vesting of restricted stock awards. There were no shares that were anti-dilutive for the three-month periods ending September 30, 2026 or 2025. The following table details the calculation of basic and diluted earnings per share:

	For the Three Months Ended September 30,
	2026	2025
Basic:
Net income available to common shareholders	$3,038	$2,634
Weighted average common shares outstanding	3,161,338	3,142,850
Basic income per share	$0.96	$0.84

Diluted:
Net income available to common shareholders	$3,038	$2,634
Weighted average common shares outstanding	3,161,338	3,142,850
Dilutive effect of restricted stock	1,335	111
Total common shares and dilutive potential common shares	3,162,673	3,142,961
Dilutive income per share	$0.96	$0.84

Note 7 –Accumulated Other Comprehensive Income (Loss)

The components of other comprehensive income related to unrealized gains and losses on available-for-sale securities for the three-month periods ended September 30, 2026 and 2025, were as follows:

	Pretax	Tax Effect	After-tax	Affected Line Item in Consolidated Statement of Income
Balance as of June 30, 2026	$(22,606)	$4,747	$(17,859)
Unrealized holding losses on available-for-sale securities arising during the period	(12,617)	2,650	(9,967)
Amounts reclassified from accumulated other comprehensive losses	12	(2)	10	(a)(b)
Net current period other comprehensive losses	(12,605)	2,648	(9,957)
Balance as of September 30, 2026	$(35,211)	$7,395	$(27,816)

	Pretax	Tax Effect	After-tax
Balance as of June 30, 2025	$(28,549)	$5,995	$(22,554)
Unrealized holding gains on available-for-sale securities arising during the period	4,175	(876)	3,299
Balance as of September 30, 2025	$(24,374)	$5,119	$(19,255)

(a) Securities gains, net

(b) Income tax expense

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations
(Dollars in thousands, except per share data)

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following is management’s analysis of the Company’s results of operations for the three-month period ending September 30, 2026, compared to the same period in fiscal year 2025, and the consolidated balance sheet at September 30, 2026, compared to June 30, 2026. This discussion is designed to provide a more comprehensive review of the operating results and financial condition than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

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

Results of Operations

Three-Month Periods Ended September 30, 2026 and 2025

Net income for the first quarter of fiscal year 2027 was $3,038, or $0.96 per common share, compared with $2,634, or $0.84 per common share, for the three months ended September 30, 2025. The following highlights summarize our results of operations for the three months ended September 30, 2026, compared with the same period in the prior fiscal year:

●

tax-equivalent net interest income increased by $1,257, or 13.0%, to $10,938 for the first quarter of fiscal year 2027, compared with the same period in the prior year, primarily because of a $96,582, or 8.7%, increase in average interest-earning assets combined with a 19-basis point increase in the yield on interest-earning assets;

●

a $415 provision for credit losses on loans and $10 provision for credit losses on unfunded commitments was recorded for the three-month period ended September 30, 2026, compared with a $320 provision for credit losses on loans and a $35 reduction to the provision for credit losses on unfunded commitments for the same prior year period;

●

noninterest income increased by $116, or 7.9%, in the first quarter of fiscal year 2027 compared with the same prior year period primarily because of $27, or 4.0%, increase in debit card interchange income and a $19, or 17.6%, increase in BOLI income because of the purchase of new life insurance policies during the 2026 fiscal year, and $38 of revenue recognized on interest rate swaps; and

●	noninterest expenses increased by $727, or 9.5%, in the first quarter of fiscal year 2027 from the same prior year period primarily because of increases in salaries and benefits expenses.

The annualized return on average equity and return on average assets were 13.50% and 0.95%, respectively, for the three months ended September 30, 2026, compared to 13.42% and 0.89%, respectively, for the same prior year period.

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

The Company’s net interest margin was 3.52% for the three months ending September 30, 2026, compared with 3.37% for the same prior year period. FTE net interest income for the three months ended September 30, 2026, increased by $1,257, or 13.0%, to $10,938 from $9,681 for the same prior year period.

The yield on average interest-earning assets increased to 5.25% for the three months ended September 30, 2026, compared with 5.06% for the same period last year. Tax-equivalent interest income increased by $1,776, or 12.2%, for the three months ended September 30, 2026, from the same prior year period primarily because of a $96,582, or 8.7%, increase in average interest-earning assets and a 19-basis point increase in the yield on average interest-earning assets. The yield on securities and loans was positively impacted by new and repricing assets being invested at higher current market rates. Interest expense for the three months ended September 30, 2026 increased by $519, or 10.7%, from the same prior year period primarily because of an $85,942, or 10.3%, increase in interest bearing liabilities. The Company’s cost of funds was 2.30% for the three-month period ended September 30, 2026, and 2.29% for the period ended September 30, 2025.

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations (continued)

(Dollars in thousands, except per share amounts)

Average Balance Sheets and Analysis of Net Interest Income for the Three Months Ended September 30,

(In thousands, except percentages)

	2026			2025
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Taxable securities	$183,475	$1,555	3.04%	$207,410	$1,722	3.00%
Tax-exempt securities (1)	73,448	708	3.52	68,497	616	3.20
Loans (1)	945,345	13,984	5.87	826,909	12,090	5.80
Other equity securities, at cost	3,025	42	5.51	2,283	35	6.08
Equity securities	—	—-	—	392	9	9.11
Interest bearing deposits and federal funds sold	1,733	15	3.43	4,953	56	4.49
Total interest-earning assets	1,207,026	16,304	5.25%	1,110,444	14,528	5.06%

Noninterest-earning assets	65,438			63,686

Total Assets	$1,272,464			$1,174,130

Interest-bearing liabilities:
NOW	$154,915	$262	0.67%	$157,601	$325	0.82%
Savings	450,035	2,411	2.13	389,175	1,942	1.98
Time deposits	284,025	2,490	3.48	266,271	2,443	3.64
Short-term borrowings	20,952	91	1.72	17,217	77	1.77
FHLB advances	14,163	112	3.14	7,884	60	3.02
Total interest-bearing liabilities	924,090	5,366	2.30%	838,148	4,847	2.29%

Noninterest-bearing liabilities:
Noninterest-bearing checking accounts	245,945			244,099
Other liabilities	13,129			14,040
Total liabilities	1,183,164			1,096,287
Shareholders’ equity	89,300			77,843

Total liabilities and shareholders’ equity	$1,272,464			$1,174,130

Net interest income, interest rate spread (1)		$10,938	2.95%		$9,681	2.77%

Net interest margin (net interest as a percent of average interest-earning assets) (1)			3.52%			3.37%

Federal tax exemption on non-taxable securities and loans included in interest income		$157			$136

Average interest-earning assets to interest-bearing liabilities	130.62%			132.49%

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

The specific component of the allowance for credit losses includes loans that do not share similar risk characteristics with other loans and are therefore evaluated individually and are excluded from the pooling approach. As of September 30, 2026, individually evaluated loans totaled $13,723 and consisted of a $13,131 third-party residential mortgage warehouse line-of-credit and $592 of nonaccrual loans. As of June 30, 2026, individually evaluated loans totaled $19,970 and consisted of a $19,293 third-party residential mortgage warehouse line-of-credit and $677 of nonaccrual loans. The warehouse line-of-credit is evaluated individually due to its unique structure, including the short-term nature of the advances, curtailment features provided by the financial institution that the line-of-credit is issued to, and collateral consisting of individual residential properties. There was no specific allowance for credit losses allocated to individually evaluated loans as of September 30, 2026, compared with a specific allocation of $8 as of June 30, 2026.

The allowance for credit losses as a percentage of loans was 1.0% as of September 30, 2026 and 0.99% as of June 30, 2026. Net charge-offs of $31, or an annualized 0.01% of total loans, were recorded during the three-month period ended September 30, 2026, compared with net charge offs of $81, or an annualized 0.04% of total loans, for the same period last year.

Non-performing loans were $600, or 0.06% of total loans, as of September 30, 2026, compared with $696, or 0.07% of total loans, as of June 30, 2026. As of September 30, 2026, loans classified as special mention were $3,805 and substandard were $12,041. The balances of loans classified as special mention and substandard are primarily related to one commercial customer because of a combination of a delay in a construction project and reduced revenue in the industry. The construction project for this commercial customer is now complete, and operations have commenced in the new building, a portion of the property is leased, and the customer implemented operational changes which have improved their financial performance. The commercial real estate securing these loans were appraised for an amount that exceeds the outstanding loan balance. Also, the real estate secured position on this credit is further improved by existing and approved/pending Small Business Administration 504 debentures. Uncertainty remains regarding future levels of criticized and classified loans, non-performing loans and charge-offs. Management will continue to closely monitor changes in the loan portfolio and will work with borrowers as needed to mitigate losses to the Company.

The allowance for credit losses on off-balance sheet credit exposures is a liability account representing expected credit losses over the contractual period for which the Company is exposed to credit risk resulting from a contractual obligation to extend credit. The reserve for unfunded commitments is primarily related to 1 - 4 family home equity lines of credit and commercial construction loans. For the three-month period ended September 30, 2026, an increase of $10 was recorded to the reserve for unfunded commitments compared with a reduction of $35 for the same period last year. The balance of the reserve for unfunded commitments was $595 and $585 as of September 30, 2026 and June 30, 2026, respectively.

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations (continued)

(Dollars in thousands, except per share amounts)

Noninterest Income

Noninterest income increased by $116, or 7.9%, for the first quarter of fiscal year 2027 from the same period last year primarily because of an increase of $27, or 4.0%, in debit card interchange income due to increased customer usage, an increase of $8, or 6.3%, in mortgage banking activity, an increase of $19, or 17.6%, in bank owned life insurance income because of the purchase of additional life insurance policies in fiscal year 2026, and $38 of revenue recognized on interest rate swaps.

Noninterest Expenses

Total noninterest expenses increased by $727, or 9.5%, for the first quarter of fiscal year 2027 compared with the same period in the prior year. The increase was primarily attributable to a $607, or 14.3%, increase in salaries and employee benefits. Salaries and employee benefits increased primarily due to the addition of executive management personnel, including the hiring of a Chief Retail and Deposit Officer in June 2026 in anticipation of the planned retirement of the Retail Operations and Sales Officer in February 2027 and the addition of a Chief Risk and Legal Officer position in August 2026, as well as higher lending-related commission expenses, and increased incentive compensation accruals.

Income Taxes

Income tax expense was $558 for the three-month period ended September 30, 2026, compared to $477 for the three-month period ended September 30, 2025. The effective tax rates were 15.5% and 15.3% for the three-month periods ended September 30, 2026 and 2025, respectively. The effective tax rates were lower than the federal statutory tax rate because of tax-exempt income from obligations of state and political subdivisions and certain loans, income generated from bank owned life insurance, and benefits associated with low-income housing tax credits.

Financial Condition

Total assets as of September 30, 2026 were $1,293,821 compared to $1,280,373 at June 30, 2026, an increase of $13,448, or an annualized 4.2%.

Total loans increased by $30,828, or an annualized 13.2%, to $968,361 as of September 30, 2026, compared to $937,533 as of June 30, 2026. Commercial & industrial loans decreased by $3,950 primarily because of a third-party residential mortgage warehouse line-of-credit that had a balance of $13,131 as of September 30, 2026, and $19,293 as of June 30, 2026. The outstanding balance on this warehouse line-of-credit fluctuates based on mortgage volume and the funding needs of the lead bank. Consumer loans increased by $17,517, or an annualized 56.8%, because of the expansion of indirect auto lending within our market areas. Major classifications of loans, net of deferred loan fees and costs, were as follows as of September 30, 2026 and June 30, 2026:

	September 30, 2026	June 30, 2026
Commercial & Industrial	$146,818	$150,768
Commercial real estate:
Owner occupied	179,202	179,197
Non-owner occupied	193,134	179,333
Farmland	48,758	47,293
Land Development	14,782	17,714
1-4 Family residential real estate	220,499	215,577
Consumer loans	165,168	147,651
Total loans	$968,361	$937,533

Available-for-sale securities decreased by $15,089 from $257,584 as of June 30, 2026, to $242,495 as of September 30, 2026. The decrease was primarily attributable to an increase in the portfolio’s net unrealized loss, which totaled $35,211 as of September 30, 2026, compared to $22,606 as of June 30, 2026. The unrealized loss reflects the impact of market interest rates that are higher than the yields on many of the securities acquired when interest rates were lower. Management expects the fair value of these securities to recover over time as the securities approach their maturity or repricing dates, or if market yields for such securities decline.

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations (continued)

(Dollars in thousands, except per share amounts)

The portfolio consists of agency mortgage-backed securities, obligations of state and political subdivisions, debt issued by government-sponsored agencies, and corporate debt. The municipal bond portfolio includes both tax-exempt and taxable general obligations and revenue bonds issued by a broad range of counties, towns, school districts, and other essential service providers. As of September 30, 2026, 98.3% of the municipal bonds held in the available-for-sale portfolio carried investment grade ratings from S&P or Moody’s, while the remaining 1.7% were non-rated issues. The other debt securities consist of subordinated notes issued by other bank holding companies. As of September 30, 2026, the portfolio was projected to generate approximately $24,321 of cash flow over the next 12 months, providing liquidity that may be reinvested into loans or securities at the prevailing market rates.

Asset Quality

The following table presents the aggregate amounts of non-performing assets and select ratios as of the dates indicated.

	September 30, 2026	June 30, 2026	September 30, 2025
Non-accrual loans	$592	$677	$902
Loans past due over 90 days and still accruing	8	19	62
Total non-performing loans	600	696	964
Other real estate and repossessed assets	—	—	—
Total non-performing assets	$600	$696	$964

Non-performing loans to total loans	0.06%	0.07%	0.12%

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

For the three months ended September 30, 2026, net cash inflows from operating activities were $2,565, net cash outflows for investing activities was $28,364 and net cash inflows from financing activities was $21,306. A major source of cash was $24,722 from the increase in deposits and $8,257 from maturity, calls, and principal pay downs of available-for-sale securities. A major use of cash was $30,859 for loan originations. Total cash and cash equivalents were $21,770 as of September 30, 2026, compared to $26,263 at June 30, 2026, and $26,668 at September 30, 2025.

Deposits totaled $1,145,684 as of September 30, 2026, an increase of $24,722, or an annualized 8.8%, compared with $1,120,962 as of June 30, 2026. The Bank offers several types of deposit products to a diverse base of business, public fund, and personal customers. We believe the rates offered by the Bank and the fees charged for them are competitive with the rates and fees charged by other banks for similar deposit products currently available in the market area. Uninsured deposits as of September 30, 2026 were $389,966, or 34.0% of total deposits, and include $108,936 of uninsured public fund deposits that are fully collateralized.

Jumbo time deposits (those with balances of $250 and over) totaled $100,305 as of September 30, 2026, compared to $94,028 as of June 30, 2026. These deposits are primarily from local customers, businesses, and public entities and are generally priced on an individual basis. Management closely monitors these deposits as part of its overall funding strategy. As an additional source of funding, the Company can obtain deposits through fee-paid brokers or certificates of deposit listing services to obtain deposits from outside its normal service area. However, the Company does not rely upon these types of deposits as a primary funding source. The Company had no deposits classified as brokered deposits as of September 30, 2026.

CONSUMERS BANCORP, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations (continued)

(Dollars in thousands, except per share amounts)

Management regularly monitors interest rate risk and utilizes a quarterly interest rate sensitivity analysis to assess the potential impact of changes in market interest rates on the Company's financial condition and results of operations. In management’s opinion, a sufficient amount of assets and liabilities can be repriced within a reasonable period, generally up to three years, to mitigate the effects of changes in market interest rates. In addition, net interest spread, defined as the difference between the yield earned on interest-earning assets and the cost of interest-bearing liabilities, is monitored monthly.

To provide additional sources of liquidity, the Company has lines of credit with other financial institutions and entered into agreements with the FHLB of Cincinnati and the Federal Reserve discount window. At September 30, 2026, advances from the FHLB of Cincinnati totaled $22,000 compared with $27,007 as of June 30, 2026. As of September 30, 2026, the Bank had the ability to borrow an additional $89,871 from the FHLB of Cincinnati based on a blanket pledge of qualifying first mortgage and multi-family loans. The Company considers the FHLB of Cincinnati to be a reliable source of liquidity funding, secondary to its deposit base. In addition, as of September 30, 2026, the Company had approximately $89,857 in securities unencumbered by a pledge that could be used to support additional borrowings, as needed, through the Federal Reserve discount window.

Short-term borrowings consisted of repurchase agreements, federal funds purchased, and a line of credit from another financial institution and totaled $31,497 as of September 30, 2026 and $29,210 as of June 30, 2026. Repurchase agreements are classified as borrowings and were the most significant component of short-term borrowings with a balance of $19,977 as of September 30, 2026 and $18,480 as of June 30, 2026. Repurchase agreements are financing arrangements with local customers that mature daily and the Bank pledges securities as collateral for these borrowings. Federal funds purchased totaled $11,395 as of September 30, 2026 and are used as a short-term source of funding. The company has access to a line of credit from another financial institution since the holding company does not conduct operations and its primary sources of liquidity are dividends upstreamed from the Bank and borrowings from outside sources. As of September 30, 2026, the outstanding balance on the holding company’s line of credit was $125 and the availability on the line of credit was $4,875.

To meet the financial needs of our customers, we have issued commitments to originate mortgage, commercial, construction, and consumer loans and commitments for commercial, home equity, and consumer lines of credit. Since commitments to extend credit have a fixed expiration date or other termination clause, some commitments will expire without being drawn upon and the total commitment amounts do not necessarily represent future cash requirements. Financial standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The same credit policies are used in making commitments and financial standby letters of credit as are used for on-balance sheet instruments. Total unused commitments were $242,826 as of September 30, 2026, and $229,123 as of June 30, 2026.

Capital Resources

Total shareholders’ equity decreased by $7,527 to $82,358 as of September 30, 2026, from $89,885 as of June 30, 2026. The decrease was primarily attributed to a $9,957 increase in accumulated other comprehensive loss resulting from the mark-to-market adjustment on available-for-sale securities, partially offset by net income of $3,038 earned during the first quarter of fiscal year 2027. As market interest rates increase, the fair value of fixed-rate available-for-sale securities generally declines, resulting in a corresponding net of tax decline recorded in the accumulated other comprehensive loss portion of equity. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such securities decline.

The Bank is subject to regulatory capital requirements administered by federal banking agencies. Effective July 1, 2026, qualifying community banking organizations may elect to comply with the Community Bank Leverage Ratio ("CBLR") framework, which requires maintaining a leverage ratio greater than 8%, in lieu of calculating and reporting risk-based capital ratios. The CBLR is calculated as Tier 1 capital divided by average total consolidated assets. The Bank elected to adopt the CBLR framework effective September 30, 2026. Failure to maintain the required capital levels could result in regulatory actions that may have a material adverse effect on the Company's financial condition and results of operations.

The Bank’s leverage ratio was 8.34% as of September 30, 2026, and 8.36% as of June 30, 2026. The Bank exceeded minimum regulatory capital requirements to be considered well-capitalized for both periods. Management is not aware of any matters occurring after September 30, 2026 that would cause the Bank’s capital category to change.

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

Critical accounting policies are those policies that are highly dependent on subjective or complex judgments, estimates and assumptions and where changes in those estimates and assumptions could have a significant impact on the financial statements. The Company has identified the appropriateness of the allowance for credit losses and the evaluation of goodwill for impairment as critical accounting policies and an understanding of these policies is necessary to understand the financial statements. Note 1 (Summary of Significant Accounting Policies – Allowance for Credit Losses), Note 3 (Loans and Allowance for Credit Losses), Note 5 (Goodwill and Acquired Intangible Assets), and Management’s Discussion and Analysis of Financial Condition and Results of Operation (Critical Accounting Policies and Use of Significant Estimates) of the 2026 Form 10-K provide detail regarding the Company’s accounting for the allowance for credit losses and Goodwill.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, which are not statements of historical fact, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “may,” “continue,” “estimate,” “intend,” “plan,” “seek,” “will,” “believe,” “project,” “expect,” “anticipate” and similar expressions are intended to identify forward-looking statements. These forward-looking statements may involve risks and uncertainties that are difficult to predict, may be beyond our control, and could cause actual results to differ materially from those described in such statements. Any such forward-looking statements are made only as of the date of this report or the respective dates of the relevant incorporated documents, as the case may be, and, except as required by law, we undertake no obligation to update these forward-looking statements to reflect subsequent events or circumstances. Risks and uncertainties that could cause actual results for future periods to differ materially from those anticipated or projected include, but are not limited to:

●

changes in local, regional and national economic conditions becoming less favorable than we expect, resulting in a deterioration in asset credit quality or the Bank’s debtors being unable to meet their obligations because of high unemployment rates and inflationary pressures;

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

●	potential impact of artificial intelligence and stablecoin on banking services, including funding costs, liquidity and cybersecurity risks;
●	the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities, and insurance) with which we must comply;
●	competitive pressures on product pricing and services;
●	breaches of security or failures of our or our vendor’s technology systems due to technological or other factors and cybersecurity threats;
●	changes in consumer spending, borrowing and savings habits;
●	declining asset values impacting the underlying value of collateral;
●	changes in accounting policies, rules and interpretations;
●	legal proceedings, including those that may be instituted against Consumers, its board of directors, its executive officers and others;
●	the nature, extent, and timing of government and regulatory actions;
●	our ability to attract and retain qualified employees; and
●	changes in the reliability of our vendors, internal control systems or information systems.

CONSUMERS BANCORP, INC.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by the report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15e. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2026.

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

CONSUMERS BANCORP, INC.
(Registrant)

Date: November 10, 2026	/s/ Ralph J. Lober II
Ralph J. Lober II
President & Chief Executive Officer
(principal executive officer)

Date: November 10, 2026	/s/ Renee K. Wood
Chief Financial Officer & Treasurer
(principal financial officer)